Form 10-Q
period 1997-12-31
MERCURY COMPUTER SYSTEMS INC
filed 1998-03-13
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   For the quarter ended December 31, 1997       Commission File Number 0-23599

                         MERCURY COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                                   04-2741391
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)


            199 RIVERNECK ROAD                                   01824
             CHELMSFORD, MA                                     (Zip Code)
            (Address of principal executive offices)


                                   978-256-1300
              (Registrant's telephone number, including area code)


            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES                  NO    X
               -------              -------

            Number of shares outstanding of the issuer's classes of common stock as of February 28, 1998:

             Class                                  Number of Shares Outstanding
      --------------------------------------        ----------------------------
      Common Stock, par value $.01 per share                9,906,761



                            Total number of pages 47

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I.     FINANCIAL INFORMATION

            Item 1. Consolidated Financial Statements

                    Consolidated Balance Sheets as of
                    December 31, 1997 and June 30, 1997                   3

                    Consolidated Statements of Operations for the
                    Three Months Ended December 31, 1997 and 1996         4
                    and for the Six Months Ended December 31, 1997
                    and 1996

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended December 31, 1997 and 1996           5

                    Notes to Consolidated Financial Statements            6-7

           Item 2   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   8-10


PART II.    OTHER INFORMATION

           Item 1.  Legal Proceedings                                     11

           Item 2.  Recent Sales of Unregistered Securities;
                    Uses of Proceeds from Registered Securities           11

           Item 6.  Exhibits and Reports Filed on Form 8-K                11

SIGNATURE                                                                 12

EXHIBIT INDEX                                                             13

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,                 JUNE 30,
                                                                               1997                       1997
                                                                         -----------------           ---------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
       Cash and cash equivalents                                           $ 15,196                     $ 15,193
       Trade accounts receivable, net of allowances of $168 and
         $119 at December 31, 1997 and June 30, 1997, respectively           10,306                       12,816
       Contracts in progress                                                  3,247                        1,096
       Inventory                                                             10,001                        8,314
       Deferred income taxes, net                                             1,152                          926
       Prepaids and other current assets                                      1,459                          728
                                                                           --------                     --------
            Total current assets                                             41,361                       39,073

       Property and equipment, net                                            6,253                        4,984
       Capitalized software costs, net                                          294                          483
       Deferred income taxes, net                                               144                           39
       Other assets                                                             307                          269
                                                                           --------                     --------

            Total assets                                                   $ 48,359                     $ 44,848
                                                                           ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                    $  1,791                     $  2,801
       Accrued expenses                                                       3,089                        1,903
       Accrued compensation                                                   2,562                        2,316
       Billings in excess of revenues and customer advances                   2,599                        2,877
       Income taxes payable                                                   1,166                        1,629
                                                                           --------                     --------
            Total current liabilities                                        11,207                       11,526

Commitments and contingencies (Note D)

Stockholders' equity:
       Preferred stock, $.01 par value; 2,000,000 shares authorized
       1,000,000 shares designated as Series A Convertible Preferred
       Stock, 852,264 shares issued and outstanding                           1,200                        1,200
       (liquidation preference of $1,200,000)
       Common stock, $.01 par value: 25,000,000 shares authorized;
         5,315,181 and 5,202,231 shares issued and outstanding at
         December 31, 1997 and June 30,1997, respectively                        53                           52
       Additional paid-in capital                                             5,954                        5,703
       Retained earnings                                                     30,331                       26,752
       Cumulative translation adjustment                                        (61)                         (60)
       Subscriptions and related parties notes receivable                      (325)                        (325)
                                                                           --------                     --------
            Total stockholders' equity                                       37,152                       33,322
                                                                           --------                     --------

           Total liabilities and stockholders' equity                      $ 48,359                     $ 44,848
                                                                           ========                     ========

    The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  DECEMBER 31                     DECEMBER 31,
                                               1997        1996                 1997        1996
                                             --------------------             --------------------

Net Revenue                                  $20,624      $15,106             $39,663      $28,144
Cost of Revenue                                7,283        5,128              13,944        9,666
                                             --------     -------             -------      -------

          Gross profit                        13,341        9,978              25,719       18,478

 Operating expenses:
     Selling, general and administrative       6,846        5,577              13,491       10,303
     Research and development                  3,405        3,420               6,786        5,825
                                             -------      -------             -------      -------

          Total operating expenses            10,251        8,997              20,277       16,128
                                             -------      -------             -------      -------


Income from operations                         3,090          981               5,442        2,350

Interest income, net                             219          142                 450          278
Other income (expenses), net                    (125)           2                 (43)         (21)
                                              ------       ------             -------      -------

Income before income taxes                     3,184        1,125               5,849        2,607


Provision for income taxes                     1,210          437               2,270        1,013
                                              ------       ------             -------      -------


          Net income                         $ 1,974      $   688             $ 3,579      $ 1,594
                                             =======      =======             =======      =======

Net income per share:
          Basic                              $  0.24      $  0.09             $  0.44      $  0.20
                                             =======      =======             =======      =======
          Diluted                            $  0.23      $  0.08             $  0.43      $  0.20
                                             =======      =======             =======      =======

Weighted average shares outstanding:
         Basic                                 8,118        7,910               8,073        7,986
                                             =======      =======             =======      =======
         Diluted                               8,667        8,144               8,419        8,170
                                             =======      =======             =======      =======




    The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                                    1997         1996
                                                                  --------------------

Cash flows provided from operating activities:
Net income                                                        $ 3,579      $ 1,594
Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
     Depreciation and amortization                                  1,645        1,318
     Deferred income taxes                                           (331)           -
     Changes in assets and liabilities:
          Trade accounts receivable                                 2,428         (934)
          Trade notes receivable                                        -          312
         Contracts in progress                                     (2,151)           -
          Inventory                                                (1,633)        (746)
          Prepaid expenses and other current assets                  (764)         (86)
         Other assets                                                 (15)         (65)
         Accounts payable                                          (1,007)         513
         Accrued expenses and compensation                          1,430        1,316
         Billings in excess of revenues and customer advances        (263)           -
         Income taxes payable                                        (449)         650
                                                                  -------      -------

             Net cash provided by operating activities              2,469        3,872
                                                                  -------      -------

Cash flows from investing activities:
      Purchases of property and equipment                          (2,696)      (1,533)
      Capitalized software development costs                          (51)        (240)
                                                                  -------      -------

            Net cash used in investing activities                  (2,747)      (1,773)
                                                                  -------      -------

Cash flows from financing activities:
      Proceeds from issuance of common stock                          252          183
                                                                  -------      -------

            Net cash provided by financing activities                 252          183
                                                                  -------      -------

Effect of exchange rate change on cash and cash equivalents            29          (21)
                                                                  -------      -------

Net change in cash and cash equivalents                                 3        2,261

Cash and cash equivalents at beginning of period                   15,193        9,704
                                                                  -------      -------

Cash and cash equivalents at end of period                        $15,196      $11,965
                                                                  =======      =======

Cash paid during the year for:
      Interest                                                    $     -      $    28
      Income taxes                                                  3,064          390

    The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION

These consolidated financial statements should be read in conjunction with the Company's financial statements and footnotes included in the Company's Form S-1 registration statement (File No. 333-41139) which was declared effective by the Securities and Exchange Commission on January 29, 1998. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of Mercury Computer Systems, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to the Securities and Exchange Commission rules and regulations.

B.  INVENTORY

                          DECEMBER 31, 1997       JUNE 30, 1997
                          -----------------       -------------
Raw materials                  $ 3,330                $2,925
Work in process                  5,475                 3,084
Finished goods                   1,196                 2,305
                               -------                ------

     Total                     $10,001                $8,314
                               =======                ======


C.  NET INCOME PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income per common share. Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share gives effect to all diluted potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted earnings per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share.


                                              Three Months             Six Months
                                            Ended December 31,       Ended December 31,
                                             1997        1996        1997       1996
                                             ----        ----        ----       ----

Net income                                  $1,974     $  688       $3,579     $1,594
Shares used in computation:
Weighted average common shares
     outstanding used in computation of
     basic net income per share              8,118      7,910        8,073      7,986
Dilutive effect of stock options               549        234          346        184
                                            ------     ------       ------     ------

Shares used in computation of diluted
     net income per share                    8,667      8,144        8,419      8,170
                                            ======     ======       ======     ======

Basic net income per share                  $ 0.24     $ 0.09       $ 0.44     $ 0.20
                                            ======     ======       ======     ======
Dilutive net income per share               $ 0.23     $ 0.08       $ 0.43     $ 0.20
                                            ======     ======       ======     ======

D.  INTERNAL REVENUE SERVICE AUDIT

On December 12, 1997, the Internal Revenue Service concluded an audit of the Company's tax returns for the years ended June 30, 1992 through June 30, 1995, and issued a formal report reflecting proposed adjustments with respect to the years under audit. These adjustments relate to the disallowance of research and development tax credits claimed by the Company, as well as treatment of certain other items. The total deficiency attributable to the proposed adjustments is $4,181,000, including penalties and interest, through the date of the report. The Company is in the process of appealing the proposed adjustments to the Appeals Division of the IRS. While the Company does not believe that the final outcome of the IRS audit will have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the audit, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

E.  INITIAL PUBLIC OFFERING

On January 29, 1998, 3,500,000 shares of the Company's common stock were sold in the Company's initial public offering ("IPO") of which 2,000,000 shares were sold by the Company and 1,500,000 shares were sold by certain stockholders of the Company. The Company received $18,780,000 in net proceeds from the IPO after deducting underwriting discounts and commissions of $1,470,000 and approximately $750,000 in offering expenses.

E.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, the Company does not expect the statement to have a material impact on its financial position or results of operations because the statement requires only additional disclosure.

In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, the Company does not expect the statement to have a material impact on its financial position or results of operations because the statement requires only additional disclosure.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the statement of position ("SOP") 97-2 "Software Revenue Recognition," which will supersede SOP 91-1, SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is effective for transactions entered into for fiscal periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal 1999 and has not yet determined its impact.

                         MERCURY COMPUTER SYSTEMS, INC.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" which involve risks and uncertainties. The words "may," "will," "expect," "anticipate," "continue", "estimate", "project," "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, result of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which there can be no firm assurance given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Important factors that may cause the Company's actual results to differ from forward-looking statements are referenced in the Company's registration statement on Form S-1 (File No. 333-41139) and in the Company's prospectus dated January 29, 1998 included as part of such registration statement including the section thereof entitled "Risk Factors".

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues increased 37% from $15.1 million during the three months ended December 31, 1996 to $20.6 million during the three months ended December 31, 1997. The Company's total revenues increased 41% from $28.1 million during the six month period ended December 31, 1996 to $39.7 million during the six month period ended December 31, 1997. These increases in revenues reflect volume increases in all lines of businesses except for the other revenue category that reported a decline in revenues quarter over quarter as discussed below.

Defense electronics revenues increased 49% from $10.5 million or 70% of total revenues during the three months ended December 31, 1996 to $15.7 million or 76% of total revenues during the three months ended December 31, 1997. Defense electronics revenues increased 43% from $21.6 million or 77% of total revenues during the six months ended December 31, 1996 to $30.8 million or 78% of total revenues during the six months ended December 31, 1997. The increase in revenues was due primarily to increased unit demand for defense electronics products.

Medical imaging revenues increased 47% from $2.0 million or 13% of total revenues during the three months ended December 31, 1996 to $2.9 million or 14% of total revenues during the three months ended December 31, 1997. Medical imaging revenues increased 51% from $3.4 million or 12% of total revenues during the six months ended December 31, 1996 to $5.1 million or 13% of total revenues during the six months ended December 31, 1997. The increase in revenues was due primarily to increased unit demand for medical imaging products.

Other revenues decreased 20% from $2.6 million or 17% of total revenues during the three months ended December 31, 1996 to $2.1 million or 10% of total revenues during the three months ended December 31, 1997. Other revenues increased 18% from $3.2 million or 11% of total revenues during the six months ended December 31, 1996 to $3.8 million or 10% of total revenues during the six months ended December 31, 1997. The decrease in revenues quarter over quarter was primarily due to one large shared storage order recorded during the three months ended December 31, 1996 which did not recur during the three months ended December 31, 1997. The increase in revenues during the six months ended December 31, 1997 as compared to the corresponding period ended December 31, 1996 was primarily due to an increase in unit demand by new and existing commercial customers.

COST OF REVENUES

Cost of revenues increased 42% from $5.1 million during the three months ended December 31, 1996 to $7.3 million during the three months ended December 31, 1997. Cost of revenues increased 44% from $9.7 million during the six months ended December 31, 1996 to $13.9 million during the six months ended December 31, 1997. As a percent of total revenues, cost of revenues increased from 34% for the three months ended December 31, 1996 to 35% for the three months ended December 31, 1997. Cost of revenues as a percent of total revenues increased from 34% for the six months ended December 31, 1996 to 35% for the six months ended December 31, 1997. This increase in cost of revenues as a percentage of total revenues was due primarily to the inclusion of a domestic defense electronics development contract which yielded lower gross margins than gross margins historically achieved by the Company as a whole.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 23% from $5.6 million during the three months ended December 31, 1996 to $6.8 million during the three months ended December 31, 1997. Selling, general, and administrative expenses increased 31% from $10.3 million during the six months ended December 31, 1996 to $13.5 million during the six months ended December 31, 1997. These increases reflect the hiring of additional sales and administrative personnel, increased commissions and costs related to the expansion of European operations.

RESEARCH AND DEVELOPMENT

Research and development expenses remained constant at $3.4 million for the three months ended December 31, 1997 and 1996. Research and Development expenses increased 16% from $5.8 million during the six months ended December 31, 1996 to $6.8 million during the six months ended December 31, 1997. The increase was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products.

INCOME FROM OPERATIONS

Income from operations increased 215% from $1.0 million during the three months ended December 31, 1996 to $3.1 million during the three months ended December 31, 1997. Included in income from operations during the three months ended December 31, 1997 were $46,000 in hardware and software revenues and $820,000 in direct expenses related to the shared storage business. Included in income from operations during the three months ended December 31, 1996 were $2.1 million in hardware and software revenues and $2.1 million in direct expenses related to the shared storage business. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, and prototype development and direct costs related to the sale of the product, including certain hardware costs.

Income from operations increased 132% from $2.4 million during the six months ended December 31, 1996 to $5.4 million during the six months ended December 31, 1997. Included in income from operations during the six months ended December 31, 1997 were $84,000 in hardware and software revenues and $1.5 million in direct expenses related to the shared storage business. Included in income from operations during the six months ended December 31, 1996 were $2.1 million in hardware and software revenues and $2.1 million in direct expenses related to the shared storage business.

INTEREST INCOME, NET

Interest income, net increased 54% from $142,000 during the three months ended December 31, 1996 to $219,000 during the three months ended December 31, 1997. Interest income, net increased 62% from $278,000 during the six months ended December 31, 1996 to $450,000 during the six months ended December 31, 1997. The increase in interest income, net was due to the increase in average balances of cash and investments.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $1.2 million during the three months ended December 31, 1997 reflecting a 38% tax rate as compared to a $437,000 tax provision during the three months ended December 31, 1996, reflecting a 39% tax rate. During the six months ended December 31, 1997, the Company recorded a tax provision of $2.3 million as compared to a $1.0 million tax provision recorded during the six months ended December 31, 1996. The tax rate for both six month periods was 39%.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash and cash equivalents of approximately $15.2 million. During the six months ended December 31, 1997, the Company generated approximately $2.5 million in cash from operations compared to $3.9 million generated during the six months ended December 31, 1996. The decrease in cash generated from operations was due to a number of factors, including the investment of Company resources in a defense electronics development project and increases in inventory which were partially offset by the Company's increased profitability and improved management of accounts receivable. Days sales outstanding decreased from 67 days at December 31, 1996 to 45 days at December 31, 1997.

From June 30, 1997 to December 31, 1997, inventory increased due to anticipation of new product introductions and an increase in customer orders.

The Company has a line of credit agreement with a commercial bank on which the Company can borrow up to $6.0 million at an interest rate equal to the prime rate or, at the election of the Company, two and one quarter percentage points above the London InterBank Offered Rate. As of December 31, 1997, there was no outstanding borrowing on this line of credit.

 During the six months ended December 31, 1997, the Company's investing activities used cash of $2.7 million which consisted of $1.7 million for computers, furniture and equipment, $920,000 for the acquisition of a parcel of land and related expenditures for development of additional office space, and $51,000 for capitalized software. This compared to a cash use of $1.8 million during the six months ended December 31, 1996 which consisted of $1.5 million for computers, furniture and equipment and $240,000 for capitalized software.

During the six months ended December 31, 1997, the Company's financing activities provided approximately $252,000 in cash from the issuance of stock options as compared to $183,000 during the six months ended December 31, 1996.

The Company believes that its available cash, cash generated from operations, and the Company's line of credit, will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future and any final adjustments resulting from the IRS audit described in the notes to the financial statements. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

                         MERCURY COMPUTER SYSTEMS, INC.
                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

(a) Internal Revenue Service audit - refer to Note D under Notes to Consolidated Financial Statements on page 7.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

(a-e)   Recent Sales of Unregistered Securities

During the three months of October, November and December of 1997, the Company issued the following securities, none of which has been registered under the Securities Act of 1933:

In transactions exempt from registration pursuant to Rule 701 under the Securities Act the Company has issued the following securities:

        1. On December 31, 1997, the Company issued 500 shares of Common Stock at a price of $4.00 per share upon exercise of a stock option.

        2. On December 30, 1997, the Company issued 3,000 shares of Common Stock at a price of $1.50 per share upon exercise of a stock option.

        3. On December 29, 1997, the Company issued 250 shares of Common Stock at a price of $4.00 per share upon exercise of a stock option.

        4. On October 28, 1997, the Company issued 8,000 shares of Common Stock at a price of $2.00 per share upon exercise of two stock options.

        5. On October 17, 1997, the Company issued 4,450 shares of Common Stock at a price of $4.00 per share upon the exercise of two stock options.

        6. On October 16, 1997, the Company issued 3,000 shares of Common Stock at a price of $3.50 per share upon the exercise of two stock options.

        7. On October 9, 1997, the Company issued 800 shares of Common Stock at a price of $5.00 per share upon the exercise of a stock option.

        8. On October 3, 1997, the Company issued 26,000 shares of Common Stock at a price of $2.00 per share upon the exercise of three stock options.

(f)     Use of Proceeds from Registered Securities.  None

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)     Exhibits.  See exhibit index on page 13.

(b)     Reports on Form 8-K.  None.

                         MERCURY COMPUTER SYSTEMS, INC.
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



















                                    MERCURY COMPUTER SYSTEMS, INC.
                                            (REGISTRANT)


Date: March 12, 1998                 By: /s/  G. MEAD WYMAN
                                        ----------------------------------------
                                    G. Mead Wyman
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

                         MERCURY COMPUTER SYSTEMS, INC.
                                  EXHIBIT INDEX


Exhibit
Item #
-------

1.1 Underwriting Agreement dated January 29, 1998 by and among the Company and Prudential Securities Incorporated and Cowen & Company.