Form 10-K
period 1998-06-30
MERCURY COMPUTER SYSTEMS INC
filed 1998-09-23
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER - 000-23599

                                 ---------------

                         MERCURY COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                                   04-2741391
         (State or other jurisdiction of                       (I.R.S. Employer
          Incorporation or organization)                      Identification No.)


   199 RIVERNECK ROAD, CHELMSFORD MASSACHUSETTS                      01824
     (Address of principal executive offices)                     (Zip code)


                  (978) 256-1300                             NASDAQ NATIONAL MARKET
(Registrant's telephone number including area code)  (Name of exchange on which registered)

             SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
                                      None

                SECURITIES REGISTERED PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934:
                     Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----      -----

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of July 31, 1998: $145,254,519

Shares of Common Stock outstanding as of July 31, 1998: 10,017,553 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its special meeting in lieu of the 1998 Annual Meeting of Stockholders to be held on October 27, 1998 (the " Proxy Statement") are incorporated by reference into Part III of this Report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

                            Exhibits Index on Page 45

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Mercury designs, manufactures and markets high performance, real-time digital signal processing computer systems that transform sensor generated data into information which can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. Mercury's system architecture is specifically designed for digital signal processing ("DSP") applications which are typically computation intensive and require I/O capacity and interprocessor bandwidth not available on a general purpose PC or workstation.

     The two primary markets for Mercury's products are defense electronics and medical diagnostic imaging. Both of these markets have computing needs which benefit from the unique system architecture developed by the Company. Mercury's computer systems are generally used on real world signal data to enable a military commander to "see" the battle space through natural barriers such as clouds, darkness, water or foliage, so that the position and strength of the enemy can be determined, or to enable a physician to "see" within the body instead of performing invasive surgery.

     During the past three fiscal years, the majority of the Company's revenues have been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. The Company's activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. The Company has established relationships with many of the major prime contractors to the worldwide defense industry, including Lockheed Martin Corporation, Hughes Aircraft Company, Raytheon/E-Systems, Raytheon/TI Systems, Inc., Northrop Grumman Corporation, MIT/Lincoln Laboratory, GEC Marconi Limited, Ericsson Microwave Systems AB, MATRA Systems & Information, Mitsubishi Heavy Industries, Ltd. and a prime contractor owned by the Israeli Ministry of Defense.

     Medical diagnostic imaging is the other primary market currently served by the Company. Mercury's computer systems are embedded in Magnetic Resonance Imaging ("MRI"), Computed Tomography ("CT") and Positron Emission Tomography ("PET") machines. Mercury has supplied computer systems for use in several of GE Medical Systems diagnostic imaging systems since 1987, and has established relationships with Siemens Medical Systems, Inc., Toshiba Corp. and Elscint, Inc. The major medical imaging manufacturers are currently developing the next generation of MRI, CT and digital x-ray machines, which are expected to provide better performance at lower cost. Mercury has recently secured design wins on programs with certain of the major medical imaging manufacturers for their next generation MRI, CT and digital x-ray machines.

     Mercury's computer systems are designed to process continuous streams of data from sensors attached to radar, sonar, medical imaging equipment and other devices. The resulting image is transmitted to the battlefield commander, pilot, technician or physician in order to assist in the decision making or diagnostic process. Due to the nature of the applications in which many of Mercury's computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. The Company employs the RACEway Interconnect, an industry standard system area network developed by Mercury, which allows for high interprocessor bandwidth and I/O capacity. The Company uses its proprietary ASICs to integrate microprocessors, memory and related components into the RACEway Interconnect to provide optimum system performance. The Company uses industry standard processors, such as Intel's i860, Motorola's PowerPC, and Analog Devices' SHARC, in the same system. The Company believes that the RACEway Interconnect and its proprietary ASICs, working together with a group of mixed microprocessors in the same system, allow the most efficient use of space and power with an optimal price/performance ratio.

     Since July 1996, Mercury has targeted the emerging shared storage market for introduction of a new product which draws on the Company's core competencies in systems engineering and the development of real-time software. In fiscal 1997, Mercury introduced SuiteFusion(TM), its first shared storage product designed to meet the needs of the broadcast and post-production industry. SuiteFusion(TM) is an open, scalable software application that allows work groups to share commodity, fiber channel attached disk arrays, eliminating the need for an expensive, intermediate file server. Early end-users include Turner Broadcasting's CNN Interactive, Nickelodeon's Blue's

Clues television show and Hughes Aircraft (through a subsidiary) for use at the U.S. Army National Training Center. The Company believes that the shared storage market includes a number of distinct applications, such as digital video editing, electronic computer aided design, webcasting, cable advertising insertion and electronic pre-press.

INDUSTRY BACKGROUND

     Defense Electronics

     Digital signal processing computer systems are embedded into air, sea and land-based platforms for processing radar, sonar and signal intelligence applications. These applications allow a military commander to "see" the battle space through natural barriers such as clouds, darkness, water or foliage, so that the position and strength of the enemy can be determined. The Company believes that an important factor underlying the development of this market is a continuing desire by military commanders for increased battle space information, which can be obtained through radar, sonar, signal intelligence and image intelligence systems. Military commanders also need more powerful computers with similar attributes in order to conduct battle simulations and mission planning tasks utilizing today's complex weapons systems.

     Another important trend in the defense electronics marketplace is the movement away from so-called "stove pipe" systems designed by prime contractors with special purpose hardware specifically for a single application, largely without regard to cost. The market is moving toward the use of systems which incorporate selected commercial-off-the-shelf ("COTS") hardware and software components in order to save money and development time. Recent Department of Defense ("DOD") leaders and federal regulations have mandated widespread use of COTS components in defense electronics applications. All of Mercury's computer systems are eligible for use in defense electronics applications as COTS components.

     Medical Imaging

     The principal modalities of medical diagnostic imaging systems include MRI, CT, digital x-ray, PET, SPECT (single photon emission computed tomography) and ultrasound devices. Although demand for medical imaging equipment has been sluggish in recent years due primarily to cost containment pressures and consolidation in the health care industry, the Company believes that demand for medical diagnostic imaging equipment will increase modestly over the next three years. The Company believes that this increase will be primarily due to the introduction of next-generation devices, together with the anticipated future development by the major medical imaging manufacturers of new international markets for their diagnostic equipment. The Company believes medical imaging equipment manufacturers will continue to replace in-house designed digital signal processing systems with commercially available systems designed by the Company and others.

     This industry's demand is driven in part by the need to provide physicians with rapid, sharp and clear images of areas of a patient's body suspected to be diseased or injured, while using the least intrusive means. These images provide a significant diagnostic tool for the physician, who can more readily understand the patient's malady and prescribe appropriate corrective action. In order to provide such images, medical imaging machines must be capable of processing a continuous stream of data on a real-time basis. A parallel concern in the health care industry is the need to reduce costs. Hospitals, in particular, continue to be under significant pressure to contain costs and, at the same time, maintain quality of care. Such pressures are forcing hospitals to be as technologically efficient as possible. Toward this end, hospitals seek to reduce the required period of time a patient must spend in their medical imaging machines, which has the added benefit of increasing the total number of patients who can be diagnosed with this expensive equipment during a given period of time. One way to reduce patient time in medical imaging machines and improve image quality is to utilize more powerful signal processing computers, such as those supplied by Mercury.

MARKETS AND CUSTOMERS

     Defense Electronics

     Mercury provides high performance embedded computer systems as standard products to the defense electronics market by using commercial and selected rugged components and by working closely with defense contractors to complete a design which matches the specified requirements of military applications. The Company engages in frequent, detailed communication with the end users of Mercury's systems, military executives and program managers in government and defense contractors regarding the technical capabilities of Mercury's advanced signal processing computers and the successful incorporation of its computers in numerous military programs.

     Mercury employs industry specialist managers to monitor the defense programs of each major branch of the United States armed services and additional managers based in Europe and Japan to keep abreast of developments in their respective regions. This approach provides relevant information to Mercury regarding major military procurements worldwide. Mercury maintains sales and technical support groups to service defense industry participants in six branch offices in the United States, and through Mercury's subsidiary offices or distributors in 11 other countries. At Mercury's headquarters in Chelmsford, Massachusetts, a group of systems engineers specializing in radar, sonar and surveillance problems provides support on an as-needed basis to the remote offices to assist in securing inclusion in targeted military programs.

     Medical Imaging

     Mercury strives to provide a superior combination of high performance and competitively priced embedded computer systems to the medical imaging market. The Company focuses on establishing strong relationships with its customers, the medical equipment manufacturers. By maintaining frequent, in-depth communications with its customers and working closely with their engineering groups, the Company is able to understand their needs and provide appropriate solutions. In addition, the Company intends to continue its efforts to install its computer systems in place of alternative designs created by the in-house design teams employed by the medical imaging equipment manufacturers.

     The Company currently is working closely with major medical equipment companies to design the next generation of MRI, CT and digital x-ray systems, which the Company believes will lead to faster time-to-market and competitive advantages for the medical equipment companies that use Mercury's computer systems for inclusion in their imaging machines. Mercury's industrial PC class hardware system provides the medical imaging industry with increased performance densities at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Integrating the high-bandwidth RACEway Interconnect system area network within the PCI environment results in highly scalable systems. This allows medical equipment suppliers to design systems that can satisfy a broad range of price/performance requirements and meet the needs of global markets, all with the same Mercury architecture.

     Mercury's medical OEM customers consist of the leading manufacturers of diagnostic imaging equipment. They include GE Medical, headquartered in Wisconsin, GE Medical Systems Europe in France, GE Yokugawa Medical Systems in Japan, Toshiba in Japan, Siemens Medical in Germany and Elscint in Israel. These companies have adopted Mercury's PCI or VME computer systems as part of their developments in either MRI, CT, PET or digital x-ray systems and, in the case of some companies, multiple types of systems. The Company has supplied GE Medical with computer systems for use in three successive generations of MRI machines from 1987 through the present, as well as for use in other GE Medical equipment, such as PET. In addition, GE Medical and Siemens Medical, the two leading global suppliers of medical imaging equipment, have recently awarded contracts to Mercury to design the signal processing system for the next generation of certain of their medical diagnostic equipment.

     The Company is building a system based on Analog Devices' SHARC DSP processor to fulfill a design win in CT. The Company also is building a system based on the Power PC chip to fulfill a design win in digital x-ray. The Company believes that the principal reason for its medical imaging design wins is Mercury's experienced team of systems and applications engineers who work closely with the medical equipment designers and with the Company's product development engineers. This joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the medical imaging system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of Mercury products.

     Shared Storage

     The Company believes that the shared storage market includes a number of distinct applications, such as digital video editing, electronic computer aided design, webcasting, cable advertising insertion and electronic pre-press. In fiscal 1997, Mercury introduced SuiteFusion(TM), its first shared storage software product designed to meet the digital video editing needs of the broadcast and post-production industry. Companies in the broadcast and post-production industry have begun to use non-linear, disk-based technology, and are becoming aware of the significant productivity gains that can be achieved by networking multiple editing stations together in a real-time, high-bandwidth, shared storage workgroup. However, these applications produce extremely large volumes of digital data that must be transmitted, stored, and manipulated in order to produce a high-quality finished product. Mercury's SuiteFusion(TM) is designed to choreograph the interactions between workstations and disks to keep files intact in such a high-performance, shared-storage environment.

KEY TECHNOLOGY COMPETENCIES

     Many of Mercury's customers share a common requirement: the need to process high-volume, real-time data streams. Whether from an antenna in a defense application, a medical scanner or a video camera, the computer must have the ability to process incoming data as quickly as it is received. Data rates can range from a few to several hundreds of megabytes per second (or several billion bits per second). The ability to process this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the computers built by Mercury.

     Mercury has developed a set of core technical strengths specifically targeted to, and defined by, the application areas of signal, image and media processing. These technical strengths are pivotal to Mercury's success in the real-time market segments of the defense electronics and medical imaging industries and have resulted in the following developments and capabilities:

     Heterogeneous Switched-Fabric Interconnects. Mercury connects different microprocessor types (RISC, DSP and specialized computing devices) and I/O devices in a bus-less, high-bandwidth manner based on multi-stage switches in its system area network. Among the engineering developments which distinguish Mercury's systems are the RACEway Interconnect built using the six-port RACEway crossbar chip which supports high bandwidth point-to-point data transfers and fibre channel chassis-to-chassis extensions for RACEway in large system configurations.

     Heterogeneous Processor Integration. Mercury has developed several ASICs which integrate standard microprocessors and special purpose mathematics and graphics processors into a single heterogenous environment. Mercury develops systems consisting of different microprocessor types with a single-system software model. Mercury's processor independent software offers a consistent set of software tools and interfaces, which can drive a heterogeneous mix of microprocessor types, such as Motorola's PowerPC processor and Analog Devices' SHARC DSP processor.

     Performance Density. The Company has been using high performance packaging technology such as multi-chip modules and ball grid arrays in its systems since the early 1990's. The Company's thermal analysis expertise allows it to design products that optimize the dissipation of heat from the system in order to meet the environmental constraints imposed by many of its customers' applications. The Company's modular hardware and software building blocks allow it to design systems that best meet the application's specific data profiles. All together, these attributes combine to deliver the maximum performance in processing, reliability and bandwidth in the smallest possible space.

     Scalable Software. Mercury's software has been designed to scale to more than one thousand processors in real-time environments while maintaining a high-bandwidth capability. Regardless of the number of processors, the Company's software provides the same programming environment for a software developer working with Mercury's computer systems, allowing faster time-to-market and lower life cycle maintenance costs for its customers.

     Optimized Algorithm Development. Mercury specializes in algorithm development for single and multi-processor implementations. The Company believes that using the mathematical algorithms in Mercury's scientific algorithm library significantly increases the performance of customers' applications, reduces development time and minimizes life cycle support costs.

     System Engineering Expertise. Mercury has established a core competency in providing total system solutions to its customers. The Company has the knowledge and technical staff to act as an extension of the customer's engineering organization in order to fashion solutions to some of the world's most demanding real-time, signal processing applications. Mercury has partnered with its customers to understand and resolve the challenging problems encountered in applications as diverse as radar, sonar and signal intelligence for the military, and diagnostic imaging for MRI, CT, PET and digital x-ray in the medical imaging market. The Company also provides an integration and development service to meet the demands of its customers with advanced applications that cannot be satisfied with standard products. This service combines the variety of standard products with custom hardware and software to meet the specific configuration demands of an application.

     Leverage and Create Standards. Mercury uses existing standards where applicable and has been successful in developing new standards. For example, Mercury adheres to VME and PCI standard bus interfaces and form factors. The RACEway Interconnect system area network that Mercury developed was adopted as an ANSI/VITA standard in 1995, and since then has been adopted by several companies offering products and services for embedded real-time applications.

PRODUCTS

HARDWARE PRODUCTS

     Mercury offers three classes of systems for the Company's target markets. Each class of product is scalable to meet the full range of requirements in signal processing applications.

     High Performance Class. For the highest-performance applications, Mercury offers a family of high performance systems for the most compute intensive and I/O capacity and interprocessor bandwidth demanding applications in the defense electronics market. These applications include space time adaptive processing, ground-penetrating and foliage-penetrating radar and synthetic aperture radar. These high-performance systems, known as MultiPort(TM), can scale to over a thousand processors and today include compute modules based on the SHARC and PowerPC processors.

     VME Class. The VME bus has been the traditional standard for many embedded applications. Mercury's VME systems each support RACEway Interconnect. Systems contain modules based on the SHARC, PowerPC and i860 processors and can scale to several hundred processors. The VME-based systems and components are primarily used in the defense market where backward and forward compatibility is required for the long system life cycles of military equipment. This class of RACE Series systems meets the computing speed, bandwidth and scaleability requirements of many of today's medium performance radar, sonar and signal intelligence applications. Advanced and future radar systems are more likely to use the high performance class systems.

     Industrial PC Class. Based on the PCI bus standard, these systems use the RACEway Interconnect to provide the extended bandwidth required for real-time applications. Currently Mercury provides compute modules based on the SHARC PowerPC processors. These systems scale to hundreds of processors and are primarily directed to the medical imaging market, which is moving from VME to PCI based designs.

SOFTWARE PRODUCTS

     Mercury has developed a comprehensive line of signal processing software products for the defense and medical imaging markets. Certain of Mercury's software products are included in a heterogeneous development software package that enables customers to develop application software that will run on Mercury hardware. The development software package includes the MC/OS operating system, scientific algorithm libraries, debugging tools and compilers. License fees range from $10,000 to $50,000 based on the number of seats chosen by the user for its application, ranging from a single user license to a project license.

     Set forth below are certain signal processing software products offered by the Company.

     MC/OS Version 4. The MC/OS runtime operating environment allows maximum use of the RACE heterogeneous multi-computer architecture in a single-system model incorporating a consistent set of system and application programming interfaces, and a common development environment. MC/OS is supported on the high performance, VME and industrial PC classes of Mercury hardware systems. MC/OS is included in Mercury's development software package.

     Scientific Algorithm Library (SAL). Mercury's scientific algorithm library consists of more than 400 assembly language routines developed by Mercury's programmers and optimized for execution on Mercury's RACE architecture, permitting extensive code reusability. The library encompasses a comprehensive selection of functions including vector processing and data conversion commonly performed by digital signal processing applications. SAL is included in Mercury's development software package.

     Parallel Application System (PAS). PAS is a set of high performance libraries which form a complete programming environment for developing parallel applications in a distributed memory multicomputer system. The libraries speed the development of advanced applications using many processors in parallel. PAS is included in Mercury's development software package.

     SuperVision(TM). SuperVision(TM) is a state-of-the-art debugging tool for observation and control of embedded, real-time multicomputing systems. SuperVision(TM) speeds application development by selectively monitoring individual and large groups of processors, while simultaneously performing detailed process-level debugging. SuperVision(TM) is sold separately.

     PeakWare(R) for RACE. PeakWare(R) for RACE is a visual component programming tool, jointly developed with MATRA, that allows the developer to use diagrams to express the interconnection of software components. Jointly mapping the application and the RACE system configuration accelerates the overall development process. From the graphical input, PeakWare(R) for RACE generates the C code for interprocessor communication and builds executable and ready-to-deploy application code. PeakWare(R) for RACE is sold separately.

     Mercury also has developed software products for specific shared storage applications in the broadcast and post-production industry. Set forth below is the first such software product commercially introduced by the Company.

     SuiteFusion(TM). SuiteFusion(TM) is an open, scalable software application that allows various desktop computer systems to simultaneously access large shared files. Written in JAVA, this highly portable code is supported on both Macintosh and Windows-based PC desktops. While SuiteFusion(TM) is directed initially to the creative and design departments within the broadcast and post-production industry, the Company believes it has potential applicability in several shared storage markets.

ENGINEERING, RESEARCH AND DEVELOPMENT

     The Company's engineering, research and development efforts are focused on developing new products as well as enhancing existing products. Mercury's research and development goal is to fully exploit and maintain the Company's technological lead in the high performance, real-time, signal processing industry. In addition to the central engineering organization which focuses on Mercury's two principal markets, the Company has an engineering team developing SuiteFusion(TM) and its derivatives for the shared storage market and another engineering team developing systems for the digital television requirements of the future.

     Mercury is involved with researchers from other companies and government organizations to develop new signaling technologies using fiber optics. This has the potential for providing more bandwidth per line than conventional techniques and is directed at the 21(st) century challenges of the next generation of advanced signal processing systems. Similar cooperative developments are underway to develop open software solutions for code portability. This research is focused on developing generic applications which can be targeted to Mercury's products through the use of industry standard tools with Mercury-specific libraries. Some of these research areas benefit from cost sharing through DARPA grants in those areas where the DoD will obtain benefit from the development.

     As of June 30, 1998, the Company had 109 people primarily engaged in engineering, research and development, including hardware and software architects, design engineers and engineers with expertise in developing medical, defense and shared storage software systems. During fiscal years 1998, 1997 and 1996, the Company's total research and development costs were approximately $14.5 million, $12.8 million, and $9.8 million, respectively.

CUSTOMER SUPPORT AND INTEGRATION

     As of June 30,1998, Mercury's Customer Services Group included 46 people engaged in a full range of support functions, including training, technical program management, integration and design services, host porting services and the traditional maintenance and support services. The Company has invested in the range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. Within the Customer Services Group, the solutions systems department has developed many custom interfaces, reviewed customers' designs, developed special hardware and software components and provided program management on behalf of defense and medical customers. The capabilities of this group enable the Company to respond to the demanding individuality of many programs and have resulted in Mercury being selected for both development, high volume production and deployed programs.

MANUFACTURING AND TESTING

     Mercury's strengths include the design, development and testing of products which meet the exacting technology and quality expectations of the Company's defense electronics and medical imaging customers. Board assembly is outsourced to a number of electronic contract manufacturers. The supplier typically inserts most of the components into a printed circuit board, solders the connections, conducts preliminary testing and returns the boards to Mercury. The Company conducts final assembly, burn-in and system level testing.

     Mercury utilizes Optimal Supply Chain Management to provide highly flexible manufacturing solutions which can be tailored to the specific needs of the Company's customers, while maintaining the highest level of quality and control of product assembly. This standard is maintained through demanding Quality Assurance and Reliability Programs, such as Statistical Process Control, which are integrated throughout the manufacturing process.

     The Company's outsourcing strategy provides maximum flexibility to respond to customer requirements and schedule adjustments, with minimal asset investment by Mercury. This outsourcing strategy also provides multiple sources of supply, both to support the breadth and complexity of Mercury's product lines, as well as to ensure continuity of supply. By outsourcing assembly to electronic contract manufacturers, Mercury is able to focus its manufacturing efforts on designing more reliable products, designing more efficient methods of building its products, systems integration, testing and supply chain management.

     Mercury's manufacturing approach is based on a highly integrated process that takes a product from concept through production. All products are required to meet specified standards of performance, quality, reliability and safety. The Company manufactures both commercial and ruggedized versions of its computer systems. Extensive testing is a fundamental part of the Company's process. Computer Integrated Manufacturing, Concurrent Engineering, Material Requirements Planning and Just-In-Time techniques are also integrated into manufacturing operations as part of an on-time delivery philosophy. Mercury has been ISO 9001 certified since 1995.

COMPETITION

     The markets for the Company's products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches, including those from internal development organizations. A design win usually ensures a customer will purchase the product until their next generation system is developed. Occasionally, the Company's computer systems compete with computer systems from workstation vendors, all of whom have substantially greater research and development resources, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company. The Company believes that its future ability to compete effectively will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, to identify and adopt emerging industry standards and to adapt to customer needs.

     The principal bases for selection in sales of digital signal processing systems to the defense electronics industry are performance (measured primarily in terms of processing speed, I/O capacity and interprocessor bandwidth, processing density per cubic foot, power consumption and heat dissipation), systems engineering support, overall quality of products and associated services, use of industry standards, ease of use and price. Competitors in the defense electronics industry include a relatively small number of companies that design, manufacture and market DSP board level products and in-house design teams employed by prime defense contractors. In-house design efforts historically have provided a significant amount of competition to the Company. However, competition from in-house design teams has diminished in significance in recent years due to the increasing use of COTS products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in-house developments will not re-emerge as a major competitive force in the future. Prime contractors are much larger than Mercury and have substantially more resources to invest in research and development. Increased use of in-house design teams by defense contractors in the future may have a material adverse effect on the Company's business, financial condition and results of operations.

     In the medical imaging industry the principal bases for selection are performance (measured primarily in terms of processing speed, I/O capacity and interprocessor bandwidth and power consumption), price, systems engineering support, overall quality of products and associated services, use of industry standards and ease of use. Competitors in the medical imaging market include in-house design teams, a small number of companies that design, manufacture and market DSP board level products and workstation manufacturers. Workstations have become a competitive factor primarily in the market for low-end MRI and CT machines and, to date, have not been a significant factor in the high-performance market, Mercury's primary focus. There can be no assurance that workstation manufacturers will not attempt to penetrate the high-performance market for medical imaging machines. Workstation manufacturers typically have greater resources than Mercury and their entry into markets historically targeted by Mercury may have a material adverse effect on the Company's business, financial condition and results of operations.

     Due to the emerging nature of the markets for the Company's shared storage technology, its competitive factors are not yet clearly defined. The Company currently is focusing its efforts in this area on the broadcast and post-production industry, where the Company believes there is currently only one directly competitive product. As this market develops, the Company anticipates that other companies will begin offering additional competitive products. New competitors may have significantly greater marketing and financial resources, better access to individuals making purchasing decisions, superior products and services than those offered by the Company. The Company believes that the primary impediment to future sales of shared storage products to the post-production and broadcast industry is the need to transform entrenched operating modes, such as those associated with linear tape based technologies, to accommodate new modes of operation such as those associated with non-linear, disk-based digital technology. However, there can be no assurance that industry participants will adopt such new technologies or that, if adopted, the Company's products will not be obsolete, uncompetitive or incompatible.

     Some of the Company's competitors have greater financial and other resources than the Company, and the Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. There can be no assurance that the Company will be able to compete successfully in the future with any of these sources of competition. In addition, there can be no assurance that competitive pressures will not result in price erosion, reduced margins, loss of market share or other factors, that could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company relies on a combination of patent, copyright, trademark and trade secret laws to establish and protect its rights in its products and proprietary technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of, proprietary information. There can be no assurance that the Company's means of protecting its proprietary rights in the U.S. or abroad will be adequate. The laws of some foreign countries may not protect the Company's proprietary rights as fully or in the same manner as do the laws of the U.S. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy or reverse engineer aspects of the Company's products, develop similar technology independently or otherwise obtain and use information that the Company regards as proprietary. There can be no assurance that others will not develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. Although the Company is not aware that its products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from daily operations. In the event of any adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to use infringing or substituted technology. The failure to develop, or license on acceptable terms, a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company holds three issued United States patents covering aspects of the RACE architecture and the

SuperVision(TM) debugging tool. In addition, the Company has two pending United States patent applications covering additional aspects of the RACE architecture and the Company's Parallel Application System, and shared storage area network technology. The Company may file additional patent applications seeking protection for other proprietary aspects of its technology in the future. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

BACKLOG

     As of June 30, 1998, the Company had a backlog of orders aggregating approximately $26.5 million. The Company includes in its backlog customer orders for products and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

EMPLOYEES

     At June 30, 1998, the Company employed a total of 378 persons, including 109 in research and development, 158 in sales, marketing and customer support, 50 in manufacturing and 61 in finance and administration. Seven of the Company's employees are located in Europe, six in Japan and the remainder in the U.S. None of the Company's employees are represented by a labor organization and the Company believes that its relations with employees are good. Competition for qualified personnel in the engineering fields is intense and the Company is aware that much of its future success will depend on its continued ability to attract and retain qualified personnel. The Company seeks to attract new employees by offering competitive compensation packages, including salary, bonus, stock options and employee benefits. There can be no assurance, however, that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel for the development of its business.

ITEM 2. PROPERTIES

     The Company's headquarters consist of approximately 96,000 square feet of leased office space in Chelmsford, Massachusetts. The Company is currently engaged in the construction of additional 91,000 square feet of office space on vacant land adjacent to its headquarters. The Company anticipates that construction and development of the additional office space will cost approximately $9.0 million and that it will be completed by early calendar year 1999. Once the new office space is completed, the Company plans to transfer the building and the underlying real estate to an unaffiliated third party pursuant to a sale and leaseback transaction. The Company has not yet identified a counterparty for this sale and leaseback transaction. While the Company believes it should be able to identify such a party within a reasonably limited period of time, there can be no assurance that the Company will be able to successfully consummate such transaction on commercially acceptable terms, if at all. If the Company is not able to successfully consummate a sale and leaseback transaction, the Company would retain this property and would not have use of the money invested therein.

     The Company also maintains offices near Los Angeles and San Jose, California, and in Lowell, Massachusetts, Dallas, Texas, Chanhassen, Minnesota, Madison, Wisconsin, Port St Lucie, Florida, Bellevue, Washington and

Vienna, Virginia and has international offices in the United Kingdom, France and Japan.

ITEM 3. LEGAL PROCEEDINGS

     To the Company's knowledge, other than the IRS audit described below, there are no pending legal proceedings which are material to the Company or its business to which it is a party or to which any of its properties is subject. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 1998.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol MRCY. The following table sets forth, for the periods indicated since the Company's initial public offering on January 29, 1998, the high and low transactions per share during such periods. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission.

                                                          1998
                                                          ----
                                                   High           Low
                                                   ----           ---

      Third quarter (from January 29, 1998)        19 1/8         9  3/8
      Fourth quarter                               19             12 1/4

     As of August 28, 1998 the Company had approximately 3,250 shareholders including record and nominee holders.

     The Company has never declared or paid cash dividends on shares of its Common Stock and does not expect to declare or pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any earnings for future growth. In addition, the Company's credit facility limits the payment of cash dividends without the consent of its lender to fifty percent of the Company's year-to-date net income in any fiscal year.

     During the three months of April, May and June, 1998 the Company issued the following securities, none of which has been registered under the Securities Act of 1933:

     In transactions exempt from registration pursuant to Rule 701 under the Securities Act, the Company has issued the following securities:

          1. On April 2, 1998, the Company issued 1,320 shares of Common Stock at a price of $4.00 per share upon exercise of a stock option.

          2. On April 20, 1998, the Company issued 1,040 shares of Common Stock at a price of $4.00 per share upon exercise of a stock option.

          3. On April 28, 1998, the Company issued 11,100 shares of Common Stock at a price of $4.00 per share upon exercise of three stock options.

          4. On May 18, 1998, the Company issued 375 shares of Common Stock at a price of $4.00 per share upon exercise of a stock option.

          5. On May 19, 1998, the Company issued 3,150 shares of Common Stock at a price of $2.00 per share upon the exercise of two stock options.

          6. On May 20, 1998, the Company issued 2,000 shares of Common Stock at a price of $2.00 per share upon exercise of a stock option.

     During the three months of April, May, and June 1998, the Company used approximately $1,402,000 of proceeds received pursuant to the initial public offering on January 29, 1998, in connection with construction of the Company's additional facility as described below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain historical consolidated financial data, which should be read in conjunction with the company's financial statements and related notes included elsewhere herein (in thousands except per share data):

                                                           Fiscal Year Ended June 30,
                                                -----------------------------------------------
                                                  1998      1997      1996      1995      1994
                                                -------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
Revenues                                        $85,544   $64,574   $58,300   $54,323   $41,727
Cost of revenues                                 30,084    22,034    24,688    21,221    16,285
                                                -------   -------   -------   -------   -------
  Gross profit                                   55,460    42,540    33,612    33,102    25,442
Operating expenses:
  Selling, general and administrative            27,879    22,631    16,927    15,798    12,911
  Research and development                       14,476    12,837     9,776     8,586     7,254
                                                -------   -------   -------   -------   -------
          Total operating  expenses              42,355    35,468    26,703    24,384    20,165
                                                -------   -------   -------   -------   -------
Income from operations                           13,105     7,072     6,909     8,718     5,277

Interest income, net                              1,084       560       548       240        55
Other income (expense), net                         (30)      (88)      (77)       22       (64)
                                                -------   -------   -------   -------   -------
Income before income taxes                       14,159     7,544     7,380     8,980     5,268

Provision for income taxes                        5,428     2,933     2,952     2,636     1,153
                                                -------   -------   -------   -------   -------

Net income                                      $ 8,731   $ 4,611   $ 4,428   $ 6,344   $ 4,115
                                                =======   =======   =======   =======   =======

Net income per common share:
     Basic                                      $  1.21   $  0.90   $  0.88   $  1.27   $  0.83
     Diluted                                    $  0.94   $  0.58   $  0.55   $  0.80   $  0.51

Weighted average number of common and
common equivalent shares outstanding (1):
     Basic                                        7,235     5,141     5,050     4,992     4,943
     Diluted                                      9,270     7,897     7,983     7,977     8,016


                                                              Year Ended June 30,
                                                -----------------------------------------------
                                                  1998      1997      1996      1995      1994
                                                -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Working capital                                 $32,794   $27,547   $23,554   $20,156   $14,454
Total assets                                     73,569    44,848    33,264    33,543    22,926
Convertible preferred stock (2)                      --     1,200     1,200     1,200     1,200
Total stockholders' equity                       61,040    33,322    28,529    24,003    16,690


(1) See Note B of Notes to Consolidated Financial Statements for an explanation of the determination of the weighted average common and common equivalent shares used to compute basic and diluted net income per common share.

(2) Upon completion of the Company's initial public offering on January 29,1998, the Company's Series A Convertible Preferred Stock was converted into 2,556,792 shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Mercury designs, manufactures and markets high performance, real-time digital signal processing computer systems that transform sensor generated data into information which can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several microprocessor types and to scale from a few to hundreds of microprocessors within a single system.

     During the past several years, the majority of the Company's revenues has been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. The Company's activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical diagnostic imaging is the other primary market currently served by the Company. Mercury's computer systems are embedded in MRI, CT and PET machines. The remaining component of revenues is derived from computer systems used in such commercial applications as baggage scanning, seismic analysis and automatic testing equipment, and from sales of the Company's shared storage products, SuiteFusion software and related products and services.

     Mercury uses a direct sales force to sell its computer systems to the defense electronics markets in the U.S., Japan, the United Kingdom and France. Defense electronics sales to other countries are achieved through distributors. The Company also uses a direct sales force to sell its computer systems to the U.S. and international medical imaging markets. The Company uses various distribution channels for sales of shared storage products to the broadcast and post-production industry. The Company sells these products to OEMs, value added re-sellers and end-users. Over the past three fiscal years, the Company has expanded its sales force to support growing revenues and has made significant expenditures to recruit additional technical and professional staff, to invest in information technology and to improve the Company's financial, administrative and management infrastructure.

     Revenues include both hardware and software products, which include development contracts, services such as maintenance, training, engineering consulting and system integration of Mercury software with third party hardware. Revenues from maintenance, training, engineering consulting services and system integration historically have not constituted a material portion of total revenues. The Company generally records product revenues upon shipment to the customer, provided that no significant vendor obligation exists, and accrues for associated warranty costs at the same time. For certain development contracts, revenues are recognized using the percentage-of-completion accounting method. Revenues from maintenance, training and engineering consulting services are recognized ratably over the applicable contract period or as the services are performed. Revenues from systems integration in the shared storage business are recognized upon completion of the service and acceptance by the customer.

     Cost of revenues includes the cost of materials, component assembly, internal labor and related overhead. Cost of revenues also can include engineering and other technical labor and related overhead incurred in development and engineering consulting contracts.

     Gross profit as a percentage of revenues ("gross margin") varies from period to period depending upon numerous variables including the mix of revenues from hardware, software, development and engineering consulting contracts; the mix of revenues among the markets served by the Company; the cost of raw materials; the cost of outsourced services and labor costs; operational efficiencies; actual production volume compared to planned volume; and the mix of applications for which the Company's computer systems are sold. Historically, the Company's gross margins on service revenues have been lower than on product revenues. In addition, the Company's gross margins from development contract revenues are typically lower than the Company's gross margins from standard product revenues. The Company intends to continue to enter into development contracts and anticipates that the gross margins associated with development contract revenues will continue to be lower than its gross margins on standard product revenues.

     Mercury has made significant investments in research and development in an effort to maintain its technology leadership in digital signal processing and to create new software products for the shared storage market. Mercury invested $9.8 million, $12.8 million and $14.5 million in fiscal years 1996, 1997 and 1998, respectively, in development activities associated with the Company's key technology competencies as well as in activities that are targeted at developing new technologies and products. The Company expects research and development expenses to continue to increase as the Company continues to develop products to serve its markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost effective basis is a critical factor in securing design wins for future generations of defense electronics and medical imaging systems. Significant research and development spending by the Company does not ensure that the Company's computer systems will be designed into a customer's system. Because future production orders are usually contingent upon securing a design win, the Company's operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

     On December 12, 1997, the IRS concluded an audit of the Company's tax returns for the years ended June 30, 1992 through June 30, 1995, and issued a formal report reflecting proposed adjustments with respect to the years under audit. The proposed IRS adjustments primarily relate to the disallowance of research and experimental tax credits claimed by the Company, as well as the treatment of certain other items. As of December 12, 1997, the total deficiency attributable to the proposed adjustments was $4.2 million, including penalties and interest of $1.6 million. The Company is in the process of responding to this report by appealing the proposed adjustments to the Appeals Division of the IRS. While the Company does not believe that the final outcome of the IRS audit will have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the audit, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

                                                  YEAR ENDED JUNE 30,
                                            --------------------------------
                                             1998         1997         1996
                                            -----        -----        ------

Revenues                                    100.0%       100.0%       100.0%
Cost of revenues                             35.2         34.1         42.3
                                            -----        -----        -----
Gross profit                                 64.8         65.9         57.7
Operating expenses:
  Selling, general and administrative        32.6         35.0         29.0
  Research and development                   16.9         19.9         16.8
                                            -----        -----        -----
          Total operating expenses           49.5         54.9         45.8
                                            -----        -----        -----
Income from operations                       15.3         11.0         11.9
Other income, net                             1.3          0.7          0.8
                                            -----        -----        -----
Income before income taxes                   16.6         11.7         12.7
Provision for income taxes                    6.4          4.6          5.1
                                            -----        -----        -----
Net income                                   10.2%         7.1%         7.6%
                                            =====        =====        =====


Fiscal 1997 vs. Fiscal 1998

     Revenues

     Total revenues increased 32% from $64.6 million during the year ended June 30, 1997 to $85.5 million during the year ended June 30, 1998. Revenues from defense electronics, medical imaging and other commercial markets increased, as described below.

     Defense electronics revenues increased 29% from $52.3 million or 80.9% of total revenues during the year ended June 30, 1997 to $67.2 million or 78.6% of total revenues during the year ended June 30, 1998. The increase in revenues was due primarily to increased unit demand for defense electronics products.

     Medical imaging revenues increased 62% from $6.9 million or 10.7% of total revenues during the year ended

June 30, 1997 to $11.2 million or 13.1% of total revenues during the year ended June 30, 1998. The increase in revenues was due primarily to increased unit demand for medical imaging products.

     Other revenues increased 31% from $5.4 million or 8.4% of total revenues during the year ended June 30, 1997 to $7.1 million or 8.3% of total revenues during the year ended June 30, 1998. This increase in other revenues was due primarily to an increase in unit demand from new and existing commercial customers, partially offset by a decrease in revenues from the shared storage business.

     Cost of Revenues

     Cost of revenues increased 37% from $22.0 million during the year ended June 30, 1997 to $30.1 million during the year ended June 30, 1998. Cost of revenues as a percentage of total revenues increased from 34.1% during the year ended June 30, 1997 to 35.2% during the year ended June 30, 1998. This increase in costs relative to revenue was due to a price reduction put in place during 1998 and increased manufacturing operating costs. These increases were offset, partially, by a decline in material costs.

     Selling, General and Administrative

     Selling, general and administrative expenses increased 23% from $22.6 million during the year ended June 30, 1997 to $27.9 million during the year ended June 30, 1998. Selling, general and administrative expenses as a percentage of total revenues were 35.0% during the year ended June 30, 1997 and 32.6% during the year ended June 30, 1998. The increase, in expense dollars, reflects the hiring of additional sales and administrative personnel, increased commissions and the development of the Company's financial, administrative and management systems to support the Company's growth.

     Research and Development

     Research and development expenses, excluding capitalized software expenditures, increased 13% from $12.8 million during the year ended June 30, 1997 to $14.5 million during the year ended June 30, 1998. Research and development expenses as a percentage of total revenues were 19.9% during the year ended June 30,1997 and 16.9% during the year ended June 30, 1998. The increase in research and development expenses reflects increased investments in the Company's core technological competencies, as well as in new medical, shared storage and other technologies and products.

     Income from Operations

     Income from operations increased 85% from $7.1 million during the year ended June 30, 1997 to $13.1 million during the year ended June 30, 1998. Included in income from operations during the year ended June 30, 1998 were $885,000 in hardware and software revenues and $4.0 million in direct expenses related to the shared storage business. The expenses include direct expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product. Included in income from operations during the year ended June 30, 1997 were $2.1 million in hardware and software revenues and $3.6 million in direct expenses related to the shared storage business. Revenues from the shared storage business declined year over year due primarily to the inclusion in 1997 revenue of one large non-recurring order and the unavailability of fiber channel interconnect technology on a full commercial basis.

     Interest Income, Net

     The Company earned $560,000 in interest income, net, during the year ended June 30, 1997 and $1.1 million during the year ended June 30, 1998. This increase reflects an increase in the Company's average cash balances primarily as a result of cash received from the Company's initial public offering. Offsetting the effect of higher average cash balances were lower yields achieved on the Company's cash. These lower yields were the result of a shift in investment strategy from taxable money market instruments to non-taxable securities.

     Provision for Income Taxes

     The Company's provision for income taxes was $2.9 million during the year ended June 30, 1997 and $5.4 million during the year ended June 30, 1998. The Company's effective tax rate was 39% during the year ended June

30, 1997 and 38% during the year ended June 30, 1998.

Fiscal 1996 vs. Fiscal 1997

Revenues

     Total revenues increased 11% from $58.3 million during the year ended June 30, 1996 to $64.6 million during the year ended June 30, 1997. The increase was due primarily to increased unit demand in the defense electronics business and the introduction of shared storage hardware and software during the year ended June 30, 1997.

     Defense electronics revenues increased 25% from $41.8 million or 71.7% of total revenues during the year ended June 30, 1996 to $52.3 million or 80.9% of total revenues during the year ended June 30, 1997. The increase was due primarily to increased unit demand for defense electronics products.

     Medical imaging revenues decreased 48% from $13.3 million or 22.7% of total revenues during the year ended June 30, 1996 to $6.9 million or 10.7% of total revenues during the year ended June 30, 1997. The decrease in revenues was due primarily to a reduction in product prices, discontinuation of certain products by one customer and the acceleration of purchasing at the end of the year ended June 30, 1996 by two of the Company's medical imaging customers.

     Other revenues increased 67% from $3.2 million or 5.6% of total revenues during the year ended June 30, 1996 to $5.4 million or 8.4% of total revenues during the year ended June 30, 1997. The increase in revenues was due primarily to the introduction of shared storage hardware and software during the year ended June 30, 1997.

     Cost of Revenues

     Cost of revenues declined 11% from $24.7 million during the year ended
June 30, 1996 to $22.0 million during the year ended June 30, 1997. Cost of revenues as a percentage of total revenues decreased from 42.3% during the year ended June 30, 1996 to 34.1% during the year ended June 30, 1997. This decrease was due primarily to the inclusion in the year ended June 30, 1996, of a domestic defense electronics development contract which yielded significantly lower gross margins than the gross margins historically achieved by the Company.

     Selling, General and Administrative

     Selling, general and administrative expenses increased 34% from $16.9 million during the year ended June 30, 1996 to $22.6 million during the year ended June 30, 1997. Selling, general and administrative expenses as a percentage of total revenues were 29.0% during the year ended June 30, 1996 and 35.0% during the year ended June 30, 1997. The increase in expenses reflects the hiring of additional sales and administrative personnel, increased commissions and the development of the Company's financial and administrative systems to support the Company's growth.

     Research and Development

     Research and development expenses, excluding capitalized software expenditures, increased 31% from $9.8 million during the year ended June 30, 1996 to $12.8 million during the year ended June 30, 1997. Research and development expenses as a percentage of total revenues were 16.8% during the year ended June 30, 1996 and 19.9% during the year ended June 30, 1997. The increase reflects greater investment in the Company's core competencies, as well as in new medical and shared storage technologies and products.

     Income from Operations

     Income from operations increased 2% from $6.9 million during the year ended June 30, 1996 to $7.1 million during the year ended June 30, 1997. Included in income from operations during the year ended June 30, 1997 were $2.1 million in hardware and software revenues and $3.6 million in direct expenses related to the shared storage business. The expenses include direct expenses from marketing and engineering activities, primarily related to compensation, trade shows and prototype development and direct costs related to the sale of the product, including certain hardware costs. There were no revenues or expenses related to the shared storage business during the year ended June 30, 1996.

     Interest Income, Net

     The Company earned $548,000 in interest income, net, during the year ended June 30, 1996 and $560,000 during the year ended June 30, 1997. This increase in interest income, net, was due to the increase in average balances of cash and investments, partially offset by a decrease in average interest rates.

     Provision for Income Taxes

     The Company's provision for income taxes was $3.0 million during the year ended June 30, 1996 and $2.9 million during the year ended June 30, 1997. The Company's effective tax rate was 40% during the year ended June 30, 1996 and 39% during the year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998 the Company had cash and marketable securities of approximately $35.0 million. During the year ended June 30, 1998 the Company generated approximately $7.1 million in cash from operations compared to $9.2 million generated during the year ended June 30, 1997. The decrease in cash generated from operations is attributable primarily to increase in trade accounts receivable and decrease in billings in excess of revenues and customer advances. These items were offset by the company's improved profitability and increases in accounts payable and accrued expenses. The Company's days sales, based on revenues of each calendar quarter, increased from 60 days at the end of 1997 to 66 days at the end of 1998. This increase in days sales was due to a disproportionate amount of revenue being recorded at the end of the accounting period.

     The Company has a line of credit agreement with a commercial bank on which the Company can borrow up to $5.0 million at an interest rate equal to the prime rate or, at the election of the Company, two and one quarter percentage points above the London InterBank Offered Rate. As of June 30, 1998 there was no outstanding borrowing on this line of credit.

     The Company used approximately $35.4 million in investing activities during the year ended June 30, 1998 compared to $4.0 million during the year ended
June 30, 1997. This increase was due primarily to the net purchase of marketable securities amounting to $29.0 million and $2.6 million associated with the construction of an additional facility. During the year ended June 30, 1998, the Company invested approximately $111,000 in capitalized software as compared to $550,000 in capitalized software during the year ended June 30, 1997.

     The Company generated approximately $19.1 million in cash from financing activities during the year ended June 30, 1998 compared to $270,000 during the year ended June 30, 1997. The increase in cash from financing activities was due primarily to the completion of the Company's initial public offering in January, 1998, which resulted in net proceeds amounting to $18.6 million.

     The Company is in the process of constructing an additional 91,000 square feet of office space on vacant land adjacent to its headquarters. The Company used internally generated funds to acquire this parcel in November, 1997 and broke ground in April, 1998. The Company anticipates that construction and development of the additional office space will cost approximately $9.0 million and that it will complete construction and development in early calendar year 1999. Once the new office space is completed, the Company plans to transfer this parcel to an unaffiliated third party pursuant to a sale and leaseback transaction. No assurances can be made that the cost of construction will not exceed such estimate, or that the Company will be able to consummate a sale and leaseback transaction with respect to such property. The Company does not expect to realize a profit from the sale of the finished building. See "Item 2. Properties."

     Management believes that the Company's available cash, cash generated from operations, and the Company's line of credit, will be sufficient to provide for the Company's working capital, capital expenditure requirements and the construction of the new facility for the foreseeable future and any final adjustments resulting from the IRS audit described above. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     State of Readiness. The Company is in the process of evaluating the year 2000 readiness of the hardware and software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail and other systems. The Company currently anticipates that the Project will cover the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures.

     The Company has completed its assessment of all current versions of its Products and believes they are year 2000 compliant. Even so, the assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is not year 2000 compliant. The Company is currently evaluating whether to accelerate the acquisition of a replacement financial and accounting software package that is year 2000 compliant, and has retained an outside consultant to assist with this evaluation. As a precautionary measure, the Company intends to use its own employees to reprogram the source code underlying its current financial and accounting software to make it year 2000 compliant. The Company anticipates completing the reprogramming effort no later than mid-calendar year 1999. Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of Mercury's control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

     Prior to the end of fiscal 1999, the Company intends to (i) conduct an internal review of the year 2000 compliance of all prior versions of its Products, (ii) circulate a questionnaire to vendors and customers with whom the Company has material relationships to obtain information about their year 2000 compliance, and (iii) retain an outside consultant to assist in compiling a comprehensive list of all IT-Systems and non-IT Systems. Until such information is obtained, the Company will not be able to effectively evaluate whether any remediation efforts will be required with respect to its IT Systems (except as described above), non-IT Systems or prior versions of its Products.

     Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the retention of an outside consultant to evaluate the Company's financial and accounting software, and the opportunity cost of time spent by employees of the Company evaluating this software, the current versions of the Products, and year 2000 compliance matters generally. Management estimates that the cost of acquiring and installing a new financial and accounting software system would be approximately $1,000,000, which amount would be capitalized and amortized over future periods. The Company believes that internally generated funds or available cash would be sufficient to cover the projected costs associated with a new financial and accounting software system. The Company does not believe that the costs associated with reprogramming its current financial and accounting software will be material in amount. However, no assurances can be given that such software can be reprogrammed in a timely and cost effective manner. Failure to timely reprogram or replace the Company's financial and accounting software could, in a worse case scenario, result in the inability to process accounting and financial data and could have a material adverse effect on the Company. At this time, the Company does not possess the information necessary to estimate the potential impact of year 2000 compliance issues relating to its other IT-Systems, non-IT Systems, prior versions of its Products, its vendors, its customers, and other parties. Such impact, including the effect of a year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

     Contingency Plan. The Company has not yet developed a year 2000-specific contingency plan. The Company intends to prepare a contingency plan with respect to its financial and accounting software no later than mid-1999. In addition, if further year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to such issues.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     In this report, as well as oral statements made by the Company, that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-K.

     DEPENDENCE ON DEFENSE ELECTRONICS BUSINESS; UNCERTAINTY ASSOCIATED WITH GOVERNMENT CONTRACTS. Sales of the Company's computer systems to the defense electronics market accounted for approximately 79%, 81%, and 72% of the Company's revenues in fiscal 1998, 1997, and 1996, respectively. Reductions in government spending on programs that incorporate the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's government contracts and subcontracts are subject to special risks, such as: delays in funding; ability of the government agency to unilaterally terminate the prime contract; reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes; increased or unexpected costs under fixed price contracts; and other factors that are not under the control of the Company. In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to the Company. No assurance can be given that such increased bargaining power will not adversely affect the Company's business, financial condition or results of operations in the future.

     The Company's contracts with the U.S. and foreign governments and their prime and subcontractors are subject to termination either upon default by the Company or at the convenience of the government. Termination for convenience provisions generally entitle the Company to recover costs incurred, settlement expenses and profit on work completed prior to termination. In addition to the right of the government to terminate, government contracts are generally conditioned upon the continuing availability of legislative appropriations. Funds are usually appropriated for a given program each fiscal year even though contract performance may take more than one fiscal year. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies normally are incrementally committed to the contract by the procuring agency from appropriations made for future fiscal years. No assurance can be given that the Company will realize the revenue expected from performing under such contracts. Because the Company contracts to supply goods and services to U.S. and foreign governments it is also subject to other risks, including contract suspensions, protests by disappointed bidders of contract awards which can result in the reopening of the bidding process, changes in governmental policies or regulations or other political factors.

     DEPENDENCE ON KEY CUSTOMERS. The Company is dependent on a small number of customers for a large portion of its revenues. In fiscal 1998, three customers accounted for 40% of the Company's revenues, in fiscal 1997, two customers accounted for 32% of the Company's revenues and in fiscal 1996 two customers accounted for 47% of the Company's total revenues. The Company's largest customer in the medical imaging market, accounted for 76%, 72%, and 69% of the Company's aggregate sales to the medical imaging market in fiscal 1998, 1997, and 1996, respectively. Customers in the defense electronics market generally purchase the Company's products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. By contrast, many customers in the medical imaging market historically have purchased the Company's products over a number of years for use in successive generations of medical imaging devices, although there can be no assurance that such past behavior will continue in the future. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenues are largely dependent upon the ability of its customers to develop and sell products that incorporate the Company's products. No assurance can be given that the Company's customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced fluctuations in its results of operations in large part due to the sale by the Company of its computer systems in relatively large dollar amounts to a relatively small number of customers. Operating results also have fluctuated due to competitive pricing programs and volume discounts, the loss of customers, market acceptance of the Company's products, product obsolescence and general economic conditions. In addition, the Company, from time to time, has entered into contracts to engineer a specific solution based on modifications to the Company's standard products (a "development contract"). The Company's gross margins from development contract revenues are typically lower than the Company's gross margins from standard product revenues. The Company intends to continue to enter into development contracts and anticipates that the gross margins associated with development contract revenues will continue to be lower than its gross margins on standard product revenues. The Company expects research and development expenses to continue to increase as the Company continues to develop products to serve its markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost effective basis is a critical factor in securing design wins for future generations of defense electronics and medical imaging systems. Significant research and development spending by the Company does not ensure that the Company's computer systems will be designed into a customer's system. Because future production orders are usually contingent upon securing a design win, the Company's operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

     The Company's quarterly results may be subject to fluctuations resulting from the foregoing factors, as well as a number of other factors, including the timing of significant orders, delays in completion of internal product development projects, delays in shipping the Company's computer systems and software programs, delays in acceptance testing by customers, a change in the mix of products sold to the defense electronics and medical imaging markets, production delays due to quality problems with outsourced components, shortages of components, the timing of product line transitions and declines in quarterly revenues from old generations of products following announcement of replacement products containing more advanced technology. Another factor contributing to fluctuations in quarterly results is the fixed nature of the Company's expenditures on personnel, facilities and marketing programs. The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenues on a quarterly basis. If actual quarterly revenues are below management's expectations, results of operations likely will be adversely affected. As a result of the foregoing factors, the Company's operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the price of the Company's Common Stock.

     DEPENDENCE ON SUPPLIERS. Several components used in the Company's products are currently obtained from sole source suppliers. Mercury is dependent on LSI Logic Corporation for four custom designed ASICs, on Analog Devices for its SHARC processors, on International Business Machines Corporation for ball grid array packaging, on Motorola for its PowerPC processors and on Intel for its i860 processors. IBM may terminate its contract with the Company without cause upon thirty days notice and may cease offering products to the Company upon sixty days notice. Analog Devices may discontinue or modify any product upon 180 days notice and LSI Logic may discontinue any product upon 180 days notice. If LSI Logic, Analog Devices, IBM, Motorola or Intel were to limit or reduce the sale of such components to the Company, or if these or other suppliers to the Company were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, such events could have a material adverse effect on the Company's business, financial condition and results of operations. These sole source suppliers are subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to the Company or its customers and thereby adversely affect the Company's business and customer relationships. The Company has no guaranteed supply arrangements with its suppliers and there can be no assurance that its suppliers will continue to meet the Company's requirements. If the Company's supply arrangements are interrupted, there can be no assurance that the Company would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect the Company's financial performance since the Company may not be able to adjust product pricing to reflect the increase in component costs. The Company could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE UPON KEY PERSONNEL AND SKILLED EMPLOYEES. The Company is largely dependent upon the skills and efforts of its senior management, particularly James R. Bertelli, its President and Chief Executive Officer, as well as its managerial, sales and technical employees. None of the senior management or other key employees of the Company is subject to any employment contract or noncompetition agreement. The Company maintains key-man life insurance on Mr. Bertelli and certain other senior managers. The loss of services of any of its executives or other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, technical development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards, technologies and client preferences. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees.

     DEPENDENCE ON MEDICAL IMAGING MARKET; POTENTIAL ADVERSE EFFECT OF HEALTH CARE REFORM. Sales of the Company's computer systems to the medical imaging market accounted for approximately 13%, 11%, and 23% of the Company's revenues in fiscal 1998, 1997, and 1996, respectively. These customers are original equipment manufacturers ("OEMs") of medical imaging devices and, as a result, any change in the demand for such devices which renders any of the Company's products unnecessary or obsolete, or any change in the technology in such devices, could have a material adverse effect on the Company's business, financial condition and results of operations. Such OEM customers, the end-users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the U.S. as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on such customers or end-users. There can be no assurance that future health care or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the U.S. and abroad will not have a material adverse effect on the Company's business, financial condition or results of operations.

     RISK OF ENTRY INTO NEW MARKETS. The Company's expansion strategy includes developing new products and entering new markets. The Company's ability to compete in new markets will depend upon a number of factors including, without limitation, the Company's ability to create demand for its products in such markets, its ability to manage its growth effectively, the quality of its products, its ability to respond to changes in its customers' businesses by updating existing products and introducing, in a timely fashion, products which meet the needs of its customers and the ability of the Company to respond rapidly to technological change. The failure of the Company to do any of the foregoing could result in a material adverse effect on its business, financial condition and results of operations. In addition, the Company may face competition in these new markets from various companies which may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company.

     The Company has recently expanded into the shared storage market and has invested, and continues to invest, significant resources in the development of products geared towards that market. The Company has initially focused on providing software products tailored for the post-production and broadcast segments of the entertainment industry, introducing in fiscal 1997 SuiteFusion(TM), a middleware application that enables workgroups to share files. The market for providing products to the entertainment industry includes competitors with greater financial and other resources than the Company. No assurance can be given that the Company will be able to successfully compete in this market, or that it will be able to meet the technical specifications imposed by its customers or potential customers. In addition, the success of the Company's shared storage software product depends, in large part, on the post-production and broadcast industry shifting from traditional linear, tape-based technologies toward newer non-linear, disk-based digital technologies. Linear, tape-based technologies remain pervasive in this industry and there can be no assurance that its participants will adopt non-linear, disk-based digital technologies, or that, if adopted, the Company's products will not be obsolete, uncompetitive or incompatible. The occurrence of any of the foregoing could adversely affect the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company markets and sells its products in certain international markets, and the Company has established offices in the United Kingdom, Japan and France. The Company's international revenues, which are comprised of export sales to foreign markets from the United States and sales by foreign subsidiaries, were approximately 14%, 12%, and 20% of the Company's revenues in fiscal 1998, 1997, and 1996, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable intellectual property laws, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of the Company's international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. There can be no assurance that such turmoil in the Asian financial markets will not negatively affect the sales by the Company to that region. A portion of the Company's revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international activities and, consequently, on the Company's business, financial condition or results of operations.

     TECHNOLOGICAL CHANGES; RISK OF DESIGN-IN PROCESS. The Company's future success will depend in part on its ability to enhance its current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense electronics market, in particular, demands constant technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems which are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, the Company must be able to demonstrate its ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that the Company will be able to secure an adequate number of defense electronics design wins in the future, that the equipment in which the Company's products are intended to function eventually will be deployed in the field, or that the Company's products will be included in such equipment if it eventually is deployed.

     Customers in the medical imaging market also seek technological improvements through product enhancements and new generations of products. The Company believes that medical imaging machines in which the Company's computers are installed have a long product life cycle. Medical equipment OEMs historically have selected certain suppliers whose products have been included in the OEMs' machines for a significant portion of the products' life cycle. There can be no assurance that the Company will be selected to participate in the future design of any medical imaging equipment, or that, if selected, the Company will generate any revenues for such design work. Failure to participate in future designs of medical imaging equipment could have a material adverse effect on the Company's business, financial condition and results of operations.

     The design-in process is typically lengthy and expensive, and there can be no assurance that the Company will be able to continue to meet the product specifications of its customers in a timely and adequate manner. In addition, any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop or introduce competitive new products on a timely basis, its future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

     COMPETITION. The markets for the Company's products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. See "Item 1. Business
- Competition."

     LIMITED PROTECTION OF PROPRIETARY RIGHTS; POTENTIAL INFRINGEMENT OF THIRD PARTY RIGHTS There can be no assurance that the Company's means of protecting its proprietary rights in the U.S. or abroad will be adequate, or that others will not develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. In addition, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. See "Item 1. Business - Intellectual Property and Proprietary Rights."

     POTENTIAL ACQUISITIONS. In the normal course of its business, the Company evaluates potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. In the event the Company were to identify an appropriate acquisition candidate, there is no assurance that the Company would be able to successfully negotiate the terms of any such acquisition, finance such acquisition and integrate such acquired business, products or technologies into the Company's existing business and operations. Furthermore, the integration of an acquired business could cause a diversion of management time and resources. In addition, there can be no assurance that any acquisition of new technology will lead to the successful development of new products, or that any such new products, if developed, will achieve market acceptance or prove to be profitable. There can be no assurance that a given acquisition, when consummated, would not materially adversely affect the Company's business, financial condition or results of operations. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company consummates one or more significant acquisitions in which the consideration consists of stock, or is financed with the net proceeds of the issuance of stock, stockholders of the Company could suffer a significant dilution of their interests in the Company.

     TAX AUDIT. On December 12, 1997, the Internal Revenue Service ("IRS") concluded an audit of the Company's tax returns for the years ended June 30, 1992 through June 30, 1995, and issued a formal report reflecting proposed adjustments with respect to the years under audit. See "- Overview."

     YEAR 2000 COMPLIANCE. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations. See "- Year 2000 Compliance."

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note B to the Company's Consolidated Financial Statements for a description of the impact on the Company of recent accounting pronouncements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              Year Ended June 30,
                                                              -------------------
                                                                1998        1997
                                                              -------     -------

ASSETS
Current assets:
  Cash and cash equivalents                                   $ 6,054     $15,193
  Marketable securities                                        10,077          --
  Trade accounts receivable, net of allowance
     for doubtful accounts of $218 and $119 at
     June 30, 1998 and 1997, respectively                      17,143      12,816
  Contracts in progress                                            --       1,096
  Inventory                                                     9,125       8,314
  Deferred income taxes, net                                    1,669         926
  Prepaid expenses and other current assets                     1,255         728
                                                              -------     -------
       Total current assets                                    45,323      39,073

 Marketable securities                                         18,889          --
 Property and equipment, net                                    8,466       4,984
 Capitalized software development costs, net                      104         483
 Deferred income taxes, net                                       429          39
 Other assets                                                     358         269
                                                              -------     -------
       Total assets                                           $73,569     $44,848
                                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 3,368     $ 2,801
  Accrued expenses                                              2,804       1,903
  Accrued compensation                                          3,316       2,316
  Billings in excess of revenues and customer advances          1,017       2,877
  Income taxes payable                                          2,024       1,629
                                                              -------     -------
       Total current liabilities                               12,529      11,526

Commitments and contingencies (Note G)                             --          --

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares and
   2,000,000 shares authorized, none and 1,000,000
   shares designated as series A convertible preferred
   stock, none and 852,264 shares issued and outstanding
   at June 30, 1998 and 1997, respectively (liquidation
   preference of none and $1,200,000 at June 30, 1998
   and 1997, respectively)                                         --       1,200
 Common stock, $.01 par value; 25,000,000 shares
   authorized; 9,973,491 and 5,202,231 shares issued
   and outstanding at June 30, 1998 and 1997, respectively        100          52
 Additional paid-in capital                                    25,961       5,703
 Retained earnings                                             35,483      26,752
 Cumulative translation adjustment                               (179)        (60)
 Subscriptions and related parties notes receivable              (325)       (325)
                                                              -------     -------
       Total stockholders' equity                              61,040      33,322

       Total liabilities and stockholders' equity             $73,569     $44,848
                                                              =======     =======

         The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Year Ended June 30,
                                          -----------------------------
                                           1998       1997       1996
                                          -------    -------    -------

Revenues                                  $85,544    $64,574    $58,300
Cost of revenues                           30,084     22,034     24,688
                                          -------    -------    -------
          Gross profit                     55,460     42,540     33,612

Operating expenses:
  Selling, general and administrative      27,879     22,631     16,927
  Research and development                 14,476     12,837      9,776
                                          -------    -------    -------
          Total operating expenses         42,355     35,468     26,703

Income from operations                     13,105      7,072      6,909

Interest income, net                        1,084        560        548
Other income (expense), net                   (30)       (88)       (77)
                                          -------    -------    -------

Income before income tax provision         14,159      7,544      7,380
Income tax provision                        5,428      2,933      2,952
                                          -------    -------    -------

Net income                                $ 8,731    $ 4,611    $ 4,428
                                          =======    =======    =======

Net income per common share:
     Basic                                $  1.21    $  0.90    $  0.88
                                          =======    =======    =======
     Diluted                              $  0.94    $  0.58    $  0.55
                                          =======    =======    =======
Weighted average number of common and
common equivalent shares outstanding:
     Basic                                  7,235      5,141      5,050
                                          =======    =======    =======
     Diluted                                9,270      7,897      7,983
                                          =======    =======    =======


         The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                    Series A Convertible                                                     Subscriptions   Total
                                      Preferred  Stock     Common Stock   Additional             Cumulative   And Related    Stock-
                                    --------------------  --------------   Paid-in    Retained  Translation  Parties Notes  holder's
                                    Shares       Amount   Shares  Amount   Capital    Earnings   Adjustment    Receivable    Equity
                                    ------      --------  ------  ------   -------    --------  -----------  -------------  --------

Balance, June 30, 1995               852        $ 1,200    5,012   $ 50    $ 5,282     $17,713     $  58         $(300)     $24,003
Exercise of Common Stock options                              71      1        152                                              153
Net in come                                                                              4,428                                4,428
Foreign currency translation                                                                         (55)                      (55)
                                    ----        -------    -----   ----    -------     -------     -----         -----      -------
Balance, June 30, 1996               852          1,200    5,083     51      5,434      22,141         3          (300)      28,529
Issuance of notes receivable
  to related parties                                                                                               (25)         (25)
Exercise of Common Stock options                              86      1        137                                              138
Issuance of Common Stock                                      33               132                                              132
Net income                                                                               4,611                                4,611
Foreign currency translation                                                                         (63)                       (63)
                                    ----        -------    -----   ----    -------     -------     -----         -----      -------
Balance, June 30, 1997               852          1,200    5,202     52      5,703      26,752       (60)         (325)      33,322
Exercise of Common Stock options                             204      2        506                                              508
Issuance of Common Stock
  pursuant to initial public
  offering, net of issuance
  costs of $952                                            2,000     20     18,558                                           18,578
Conversion of Series A
  Convertible Preferred Stock
  into Common Stock                 (852)        (1,200)   2,557     26      1,174
Exercise of Common Stock warrants                             10                20                                               20
Net income                                                                               8,731                                8,731
Foreign currency translation                                                                        (119)                      (119)
                                    ----        -------    -----   ----    -------     -------     -----         -----      -------
Balance June 30, 1998                 --             --    9,973   $100    $25,961     $35,483     $(179)        $(325)     $61,040
                                    ====        =======    =====   ====    =======     =======     =====         =====      =======



       The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            Year Ended June 30,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------

Cash flows from operating activities:
  Net income                                         $  8,731    $  4,611    $ 4,428
  Adjustments to reconcile net income
     to net Cash provided by operating activities:
     Depreciation and amortization of
       property and equipment                           2,829       2,855      2,020
     Amortization of capitalized software                 490         438         --
       development costs
     Provision for doubtful accounts                       99          40         --
     Deferred income taxes                             (1,133)       (596)       242
     Other noncash items                                   --          87         88
     Changes in assets and liabilities:
       Trade accounts receivable                       (4,596)     (2,710)    (2,235)
       Trade notes receivable                              --         296       (312)
       Contracts in progress                            1,096      (1,096)        --
       Inventory                                         (815)     (1,158)     5,231
       Prepaid expenses and other current assets         (560)       (246)      (103)
       Other assets                                       (69)       (101)      (158)
       Accounts payable                                   570       1,081        (16)
       Accrued expenses and compensation                1,908       1,846        503
       Billings in excess of revenues and
         customer advances                             (1,847)      2,472     (5,090)
       Income taxes payable                               411       1,403       (291)
                                                     --------    --------    -------
Net cash provided by operating activities               7,114       9,222      4,307
                                                     --------    --------    -------

Cash flows from investing activities:
  Purchase of marketable securities                   (73,571)         --         --
  Sale of marketable securities                        44,605          --         --
  Purchases of property and equipment                  (6,336)     (3,457)    (2,924)
  Capitalized software development costs                 (111)       (550)      (371)
  Notes receivable from related parties                    --         (25)        --
                                                     --------    --------    -------
Net cash used in investing activities                 (35,413)     (4,032)    (3,295)
                                                     --------    --------    -------

Cash flows from financing activities:
  Proceeds from exercise of stock options                 508          --         --
  Proceeds from issuance of Common Stock               18,578         270        153
  Proceeds from exercise of stock warrants                 20          --         --
                                                     --------    --------    -------
Net cash provided by financing activities              19,106         270        153
                                                     --------    --------    -------

Net increase in cash and cash equivalents              (9,193)      5,460      1,165
Effect of exchange rate changes on
cash and cash equivalents                                  54          29        (52)
Cash and cash equivalents at beginning of year         15,193       9,704      8,591
                                                     --------    --------    -------

Cash and cash equivalents at end of period           $  6,054    $ 15,193    $ 9,704
                                                     ========    ========    =======

Cash paid during the period for:
  Interest                                                 --    $     22    $    13
  Income taxes                                       $  6,166    $  2,133    $ 2,901
Noncash transactions:
  Series A Convertible  Preferred Stock
  converted to Common Stock                          $  1,200          --         --





       The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



A.  DESCRIPTION OF BUSINESS:

    Mercury Computer Systems, Inc. (the "Company") designs, manufactures and markets high performance real-time digital signal processing computer systems which transform sensor generated data into information which can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. The two primary markets for the Company's products are defense electronics and medical diagnostic imaging. Both of these markets have computing needs which benefit from the unique system architecture developed by the Company.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Revenue Recognition

    Revenue from product sales is generally recorded upon shipment to the customer provided that no significant vendor obligations remain outstanding and collection of the related receivable is deemed probable by management. If insignificant vendor obligations remain after shipment of the product, the Company accrues for the estimated costs of such obligations. Additionally, the Company accrues for warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed. Revenue from contracts involving significant product modification or customization is recognized using the percentage-of-completion accounting method on an efforts-expended basis. Changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Approximately $3,835,000 and $2,102,000 of revenue was recognized under the percentage-of-completion method for the fiscal year ended June 30, 1998, and 1997 respectively. No revenue was recognized under the percentage-of-completion method for the fiscal year ended 1996.

There were no retainages at June 30, 1998, 1997 and 1996.

    Contracts in Progress

    Contracts in progress include costs and estimated profits under uncompleted contracts accounted for using the percentage-of-completion method, net of amounts billed. Amounts billed at June 30, 1998 and 1997, which were netted against costs and estimated profits, were $0 and $1,096,000 respectively.

    Billings in Excess of Revenues and Customer Advances

    Billings in excess of revenues and customer advances include amounts billed on uncompleted contracts accounted for using the percentage-of-completion method net of costs and estimated profits recognized.

                         MERCURY COMPUTER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
            (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



    Cash and Cash Equivalents

    Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with original maturities of 90 days or less, are carried at cost, which approximates fair value.

    Marketable Securities

    The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 1998 and 1997. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in shareholders' equity until disposition. Realized gains and loses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method.

    The fair market value of cash equivalents and short-term and long-term investments in marketable securities represents the quoted market prices at the balance sheet dates. The short-term marketable securities have original maturities greater than 90 days and less than one year. Long-term marketable securities have original maturities greater than one year. At June 30, 1998, these marketable securities are reported as follows (in thousands):

                                                            1998         1997
                                                         ----------   ----------
                                                         Available-   Available-
                                                          For-Sale     For-Sale

    Short-term marketable securities:
    Municipal/tax free bonds & money market instruments    $10,077        --

    Long-term marketable securities:
    Municipal/tax free bonds                               $18,889        --


    Concentration of Credit Risk

    Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions which management believes are of high credit quality. At June 30, 1998, the Company had approximately $5,552,000 on deposit or invested with its primary financial and lending institution.

    One customer accounted for approximately 32% and 57% of the accounts receivable balances at June 30, 1998 and 1997, respectively. Two customers accounted for approximately 15% and 13%, respectively, of the accounts receivable balance at June 30, 1998. There were no other customers who accounted for more than 10% of the accounts receivable balance at June 30, 1997. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have historically been within management's expectations.

    Inventory

    Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market.

                         MERCURY COMPUTER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
            (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



    Property and Equipment

    Property and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

           Computer equipment                     1-3 years
           Machinery and equipment                 5 years
           Furniture and fixtures                  5 years
           Leasehold improvements            Shorter of the lease
                                            term or economic life

    Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

    Capitalized Software Development Costs

    The Company capitalizes software development costs incurred after a product's technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs is computed on an individual product basis and is the greater of a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or b) the straight-line method over the estimated economic life of the product. Currently, the Company uses an estimated economic life of 36 months for all capitalized software costs.

    Income Taxes

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates for the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    Net Income Per Common Share

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effect of options, warrants and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share, except that the new treasury stock method used in determining the dilutive effect of options uses the average market price for the period rather than the higher of the average market price or the ending market price. All net income per common share amounts have been restated to conform to the SFAS No. 128 requirements.

    Prior to adoption of this statement, all common and common equivalent shares issued during the twelve month period prior to the filing of the initial public offering ("cheap stock") were included in the calculation of basic and diluted earnings per share as if they were outstanding for all periods presented. Adoption of this statement and the

                         MERCURY COMPUTER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
            (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



related guidance set out in Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98") has eliminated the inclusion of cheap stock from the calculation of diluted earnings per share. Accordingly, diluted earnings per share for the years ended June 30,1997 and 1996 have been restated to comply with SAB 98 from $.57 and $.54, respectively.

    Foreign Currency

    The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The local currency for all foreign subsidiaries is the functional currency. The related translation adjustments are reported as a separate component of stockholders' equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and are immaterial for all periods presented.

    Reclassification

    Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

    New Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required for comparative purposes. Because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on it financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. However, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial statements or results of operations.

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the statement of position ("SOP") 97-2 "Software Revenue Recognition," which will supersede SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal 1999. Management does not expect the statement to have a material impact on its financial position or results of operations.

    In March 1998, the AICPA issued SOP 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect the statement to have a material impact on its financial position or results of operations.

                         MERCURY COMPUTER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
            (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



    On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

C.  NET INCOME PER COMMON SHARE:

    The following table sets forth the computation of basic and diluted net income per common share:

                                                      For the Years Ended June 30,
                                                      ----------------------------
                                                        1998       1997       1996
                                                      ------     ------     ------

Net Income                                            $8,731     $4,611     $4,428
                                                      ======     ======     ======
Shares used in net income per common share-basic       7,235      5,141      5,050
   Effect of dilutive securities:
     Convertible Preferred Stock                       1,492      2,557      2,557
     Stock options                                       542        194        366
     Warrants                                              1          5         10
                                                      ------     ------     ------
   Dilutive potential common shares                    2,035      2,756      2,933
                                                      ------     ------     ------
Shares used in net income per common share - diluted   9,270      7,897      7,983
                                                      ======     ======     ======

Net income per common share - basic                   $ 1.21     $ 0.90     $ 0.88
                                                      ======     ======     ======

Net income per common share - diluted                 $ 0.94     $ 0.58     $ 0.55
                                                      ======     ======     ======


    Options to purchase 29,000 shares of common stock in 1998, 36,000 shares in 1997, and none in 1996 were outstanding during the years there ended, but were not included in the year to date calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during those periods.

D.  INVENTORY:

    Inventory consists of the following:

                                         June 30,
                                   --------------------
                                    1998          1997
                                   ------        ------

    Raw materials                  $4,707        $2,925
    Work in process                 2,814         3,084
    Finished goods                  1,604         2,305
                                   ------        ------
                                   $9,125        $8,314
                                   ======        ======

                         MERCURY COMPUTER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



E.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following:

                                                             June 30,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------

    Computer equipment                                 $14,027      $11,253
    Machinery and equipment                                310          337
    Furniture and fixtures                               2,391        1,697
    Leasehold improvements                               1,159        1,050
    Construction in progress                             2,737           --
                                                      --------      -------

                                                        20,624       14,337
    Less: accumulated depreciation and amortization    (12,158)      (9,353)
                                                      --------      -------
                                                      $  8,466      $ 4,984
                                                      ========      =======

F.  FINANCING ARRANGEMENT:

    Under a credit agreement with a commercial bank, the Company may borrow up to $5,000,000 at an interest rate equal to the prime rate or, at the election of the Company, two and one-quarter percentage points above the London InterBank Offered Rate, payable monthly. The credit agreement contains certain covenants, including restrictions on incurrence of additional indebtedness and liens on its assets, capital expenditures, disposition of assets, investments and acquisitions, limitations on distributions, and requires the Company to meet certain financial tests pertaining to current and debt ratios and income before tax provision. There were no borrowings outstanding at June 30, 1998 or June 30, 1997.

G.  COMMITMENTS AND CONTINGENCIES:

    Lease Commitments

    The Company has an operating lease agreement for its main facility which expires on September 30, 2002, with an option to extend the lease for an additional five-year period. Also, the Company leases branch office space. The leases expire at various dates through 2003 and contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor.

    Additionally, in October 1997 the Company entered into an equipment leasing arrangement for a term of 36 months with a maximum asset value of $1.0 million. In June 1998, the maximum was increased to $2.5 million. During the years ended June 30, 1998 and 1997, the Company leased equipment with asset values of $1.0 million and none, respectively.

    Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 1998:

              Year ending June 30, 1999                      $1,610
              Year ending June 30, 2000                       1,387
              Year ending June 30, 2001                       1,081
              Year ending June 30, 2002                         805
              Year ending June 30, 2003                         198
              Thereafter                                         --
                                                             ------
              Total future minimum lease payments            $5,081
                                                             ======

                         MERCURY COMPUTER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



    Rental expense during the fiscal years ended June 30, 1998, 1997 and 1996 was approximately $1,029,000, $642,000 and $670,000, respectively.

    Internal Revenue Service Audit

    On December 12, 1997, the Internal Revenue Service ("IRS") concluded an audit of the Company's tax returns for the years ended June 30, 1992 through June 30, 1995, and issued a formal report reflecting proposed adjustments with respect to the years under audit. The proposed IRS adjustments primarily relate to the disallowance of research and experimental tax credits claimed by the Company, as well as the treatment of certain other items. As of December 12, 1997, the total deficiency attributable to the proposed adjustments was $4,181,000, including penalties and interest of $1,591,000. The Company is in the process of responding to this report by appealing the proposed adjustments to the Appeals Division of the IRS. While the Company does not believe that the final outcome of the IRS audit will have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the audit, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

H.  STOCKHOLDERS' EQUITY:

     Common Stock

     On January 29, 1998, 3,500,000 shares of the Company's common stock were sold in the Company's initial public offering ("IPO") of which 2,000,000 shares were sold by the Company and 1,500,000 shares were sold by certain stockholders of the Company. The Company received $18,578,000 in net proceeds from the IPO after deducting underwriting discounts and commissions of $1,470,000 and $952,000 in offering expenses.

    Preferred Stock

    General

    The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share.

    Series A Convertible Preferred Stock

    The Series A Convertible Preferred Stock had a liquidation preference of $1.41 per share and voting rights similar to the Common Stock. Each of the preferred stockholders had one vote for each share of Common Stock into which the Series A Convertible Preferred Stock was convertible. On January 29, 1998, the Series A Convertible Preferred Stock was converted into Common Stock on a three-for-one basis. Persons who formerly owned shares of Series A Convertible Preferred Stock, as well as certain other persons, have demand and piggyback registration rights pursuant to a written agreement with the Company.

    Stock Options

    The Company has four stock option plans. The 1982, 1991 and 1993 Stock Option Plans (the "Plans") provide for the granting of options to purchase an aggregate of not more than 1,950,000 shares of the Company's Common Stock to employees and directors. Under these plans, options are granted at not less than the fair value of the stock on the date of grant as determined by the Board. The terms of the options are established by the Board on an individual basis. The options generally vest over five years and have a maximum term of ten years.

                         MERCURY COMPUTER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



    The 1997 Stock Option Plan (the "1997 Plan"), which the Board approved in June 1997, provides for the granting of options to purchase an aggregate of not more than 1,325,000 shares of the Company's Common Stock. The Plan provides for the grant of non-qualified and incentive stock options to employees. Incentive stock options are granted at a price set by the Board of Directors not to be less than 100% of the fair value at the date of the grant. Non-qualified stock options are granted at not less than 50% of the fair value of the stock on the date of grant as determined by the Board. The options vest over five years and have a maximum term of ten years. With the implementation of the 1997 Plan, no further stock options were granted under the 1982 and 1991 Stock Option Plans.

    Prior to the initial public offering, the Board considered a broad range of factors in determining the fair value of the Stock at the date of grant under each plan, including the illiquid nature of an investment in the Company's Common Stock, transactions in the Company's Common Stock with third parties, consultations with financial advisors (as appropriate), the Company's historical financial performance relative to that of comparable companies and its future prospects.

    In fiscal year 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in fiscal 1997 and has applied APB Opinion No. 25 and related Interpretations in accounting for all of its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as compensation cost is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an individual must pay to acquire the stock.

                                                                Weighted Average
                                               Weighted Average   Fair Value of
                             Number of Shares   Exercise Price   Options Granted
                             ----------------  ---------------- ----------------

Outstanding at June 30, 1995     793,651             $3.76
                               ---------
Granted                           47,675              6.16            $3.82
Exercised                        (71,250)             2.17
Canceled                        ( 60,700)             5.51
                               ---------
Outstanding at June 30, 1996     709,376              4.02
                               ---------
Granted                          526,292              4.00            $1.64
Exercised                       ( 85,850)             1.61
Canceled                        (305,226)             6.15
                               ---------
Outstanding at June 30, 1997     844,592              3.41
                               ---------
Granted                          471,131              9.41            $5.27
Exercised                       (204,468)             2.48
Canceled                         (16,693)             7.11
                               ---------
Outstanding at June 30, 1998   1,094,562              6.11
                               =========


    Information related to the stock options outstanding as of June 30, 1998, is as follows:

                                 Weighted Average                                         Exercisable
  Range of Exercise    Number       Remaining      Weighted Average     Exercisable     Weighted Average
       Prices        of Options  Contractual Life   Exercise Price   Number of Options   Exercise Price
  -----------------  ----------  ----------------  ----------------  -----------------  ----------------
   $ 2.00 - $ 3.50      209,200        3.35            $ 2.69            206,600             $2.69
       $ 4.00           439,732        8.29              4.00            140,010              4.00
   $ 5.00 - $ 7.50       20,600        5.57              7.29             18,600              7.27
       $ 8.00           313,530        9.31              8.00             12,030              8.00
   $10.00 - $16.50       51,500        9.72             12.55                 --                --
       $17.69            60,000        9.78             17.69                 --                --
                      ---------                                          -------
        Total         1,094,562        7.74              6.11            377,240              3.57
                      =========                                          =======

                         MERCURY COMPUTER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



    There were 473,890 and 527,791 options exercisable at June 30, 1997 and 1996, respectively, with weighted average exercise prices of $2.89 and $3.26. The fair value of each option granted during fiscal years ended June 30, 1998, 1997 and 1996, is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 6.25% in 1998 and 6.80% in 1997 and 1996;
(2) expected option life of 6 years in 1998 and 8 years in 1997 and 1996; (3) expected stock volatility of 50% for June 30, 1998 and none for June 30, 1997 and 1996; and (4) expected dividend yield of 0.0.%.

    Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company's net income and net income per common share for the fiscal years ended June 30, 1998, 1997 and 1996, would approximate the following pro forma amounts as compared to the amounts reported:

                                  Net Income per     Net Income per
                                  Common Share        Common Share
                     Net Income      - Basic           - Diluted
                     ---------    -------------      --------------

    As reported:
      1998            $8,731         $1.21               $0.94
      1997             4,611          0.90                0.58
      1996             4,428          0.88                0.55

    Pro Forma:
      1998            $8,244         $1.14               $0.89
      1997             4,345          0.85                0.55
      1996             4,330          0.86                0.54


    The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

    Repricing Stock Options

    On July 30, 1996, the Board approved a plan (the "Repricing Plan") to reprice employee stock options under the Plans to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the Repricing Plan, all stock options with exercise prices above $4.00 per share and approved by the individual optionholder were canceled and replaced by the same number of options exercisable at $4.00 per share, the fair value of the Company's common stock as determined by the Board on the date of the repricing. In reaching this determination, the Board considered a broad range of factors including the illiquid nature of an investment in the Company's Common Stock, transactions of the Company's Common Stock with third parties, the Company's historical financial performance relative to that of comparable companies and its future prospects. Fifty percent of those options which were vested prior to the repricing vested immediately under the Repricing Plan. All remaining previously vested and unvested options will vest in accordance with the current option plan.

    Warrants

    At June 30, 1997 and 1996, a warrant to purchase 10,000 shares of the Company's Common Stock was outstanding with an exercise price of $2.00 per share and exercisable through June 30, 2000. In September 1997, the warrants were exercised.

                         MERCURY COMPUTER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



     Employee Stock Purchase Plan

    The Company established an employee stock purchase plan ("Stock Purchase Plan") in 1998 entitling employees to purchase up to 250,000 shares of the Company's stock at 85% of fair market value. Since the Stock Purchase Plan was not implemented until July 1, 1998, no shares have been issued to date.

I.  INCOME TAXES:

    Income tax expense consisted of the following:

                                                   Year Ended June 30,
                                        --------------------------------------
                                         1998             1997           1996
                                        -------          ------         ------
             Federal:
               Current                  $ 5,680          $3,088         $2,437
               Deferred                  (1,172)           (592)           115
                                        -------          ------         ------
                                          4,508           2,496          2,552

             State:
               Current                      925             301            101
               Deferred                    (111)             (4)           127
                                        -------          ------         ------
                                            814             297            228

             Foreign  - current             106             140            172
                                        -------          ------         ------
                                        $ 5,428          $2,933         $2,952
                                        =======          ======         ======


    The following is a reconciliation between the statutory provision for federal income taxes and the effective income tax expense:

                                                    Year Ended June 30,
                                                --------------------------
                                                1998        1997      1996
                                                ----        ----      ----

    Income taxes at federal statutory rates     35.0%       34.0%     34.0%
    State income tax, net of federal tax
      benefit and credits                        3.7         3.9       2.0
    Research and development credits utilized   (2.2)       (3.5)       --
    Other                                        1.8         4.5       4.0
                                                ----        ----      ----
                                                38.3%       38.9%     40.0%
                                                ====        ====      ====

                         MERCURY COMPUTER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



    The components of the net deferred tax asset are as follows:

                                                   June 30,
                                            -----------------------
                                             1998             1997
                                            ------           ------

    Receivables, allowances and
      inventory reserves                    $  810           $  614
    Accrued vacation                           620              213
    Property and equipment                     429              232
    Capitalized software development costs     (42)            (193)
    Other temporary differences                281               99
                                            ------           ------
    Total deferred tax asset, net           $2,098           $  965
                                            ======           ======


    No valuation allowance was deemed necessary for the deferred tax asset. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

J.  MAJOR CUSTOMERS AND INTERNATIONAL DATA:

    Customers comprising 10% or more of the Company's revenues for the periods shown below are as follows:

                           Year Ended June 30,
                         ----------------------
                         1998     1997     1996
                         ----     ----     ----
    Customer A            10%      --       16%
    Customer B            --       10%      12%
    Customer C            --       22%      19%
    Customer D            20%      --       --
    Customer E            10%      --       --

     During FY98 customer B was acquired by Customer D. During FY98 revenues to Customer B, on a stand alone basis, were approximately 5%.

    Export sales to unaffiliated customers were approximately $7,503,000, $5,351,000 and $5,521,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

    The Company has operations in the United Kingdom, Japan and France. For each of the fiscal years ended June 30, 1998, 1997 and 1996, revenues and operating income from foreign operations represented less than 10% of the Company's total revenues and operating income. At June 30, 1998, 1997 and 1996, identifiable assets of foreign operations were not material to total assets.

K.  EMPLOYEE BENEFIT PLANS:

    The Company maintains a qualified profit sharing 401(a) Plan and 401(k) Plan. The plans cover employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of compensation with a discretionary matching Company contribution. The Company will match up to 2% of compensation. The Company may also make optional contributions to both plans for any plan year at its discretion.

                         MERCURY COMPUTER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



    Expense recognized by the Company under the Profit Sharing and 401(k) plans was approximately $445,000, $287,000 and $232,000 during the years ended
June 30, 1998, 1997 and 1996, respectively.

    The Company maintains a bonus plan which provides cash awards to employees, at the discretion of the Board of Directors, based upon operating results and employee performance. Bonus expense to employees was approximately $1,988,000, $1,245,000 and $1,150,000 during the years ended June 30, 1998, 1997 and 1996, respectively.

L.  RELATED PARTY TRANSACTIONS:

    Notes receivable from related parties are from members of the Board of Directors and management and are due September 30, 1998, having recently been extended from July 31, 1998, as approved by the Board of Directors. The notes receivable are without recourse and bear interest at two percentage points above the prime rate per annum.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Stockholders of Mercury Computer Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Boston, Massachusetts                                 PricewaterhouseCoopers LLP
August  7, 1998

                            SUPPLEMENTARY INFORMATION
                                   (UNAUDITED)

The following sets forth certain unaudited consolidated quarterly statements of operations data for each of the Company's last eight quarters. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                                  1998
                                          -----------------------------------------------------
                                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                          -----------   -----------   -----------   -----------

Revenues                                    $ 19,039      $ 20,624      $ 22,364      $23,517
Cost of revenues                               6,661         7,283         7,832        8,308
                                            --------      --------      --------      -------
    Gross profit                              12,378        13,341        14,532       15,209
Operating expenses:
    Selling, general and administrative        6,645         6,846         7,104        7,284
    Research and development                   3,381         3,405         3,749        3,941
                                            --------      --------      --------      -------
    Total operating expenses                  10,026        10,251        10,853       11,225
                                            --------      --------      --------      -------

Income from operations                         2,352         3,090         3,679        3,984
Interest income, net                             231           219           266          368
Other income (expense), net                       83          (125)          (10)          22
                                            --------      --------      --------      -------
Income before taxes                            2,666         3,184         3,935        4,374
Provision for income taxes                     1,060         1,210         1,496        1,662
                                            --------      --------      --------      -------

Net income                                  $  1,606      $  1,974      $  2,439      $ 2,712
                                            ========      ========      ========      =======
Net income per common share:
   Basic                                    $   0.31      $   0.37      $   0.29      $  0.27
                                            ========      ========      ========      =======
   Diluted                                  $   0.20      $   0.24      $   0.24      $  0.25
                                            ========      ========      ========      =======


                                                                  1997
                                          -----------------------------------------------------
                                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                          -----------   -----------   -----------   -----------

Revenues                                    $ 13,038      $ 15,106      $ 17,154      $19,276
Cost of revenues                               4,538         5,128         5,356        7,012
                                            --------      --------      --------      -------
    Gross profit                               8,500         9,978        11,798       12,264
Operating expenses:
    Selling, general and administrative        4,726         5,577         5,737        6,591
    Research and development                   2,405         3,420         3,759        3,253
                                            --------      --------      --------      -------
    Total operating expenses                   7,131         8,997         9,496        9,844
                                            --------      --------      --------      -------

Income from operations                         1,369           981         2,302        2,420

Interest income, net                             136           142           148          134
Other income (expense), net                      (23)            2          (125)          58
                                            --------      --------      --------      -------
Income before taxes                            1,482         1,125         2,325        2,612

Provision for income taxes                       576           437           904        1,016
                                            --------      --------      --------      -------

Net income                                  $    906      $    688      $  1,421      $ 1,596
                                            ========      ========      ========      =======
Net income per common share:
   Basic                                    $   0.18      $   0.13      $   0.28      $  0.31
                                            ========      ========      ========      =======
   Diluted                                  $   0.11      $   0.09      $   0.18      $  0.20
                                            ========      ========      ========      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company has loaned James R. Bertelli, President of the Company, an aggregate of $200,000, of which $150,000 accrues interest at an annual rate of 9.75% and $50,000 accrues interest at an annual rate of 10.5%. In addition, the Company has loaned Albert Belle Isle, a Director of the Company, an aggregate of $125,000, of which $100,000 accrues interest at an annual interest rate of 8% and $25,000 accrues interest at 9.25%. The notes evidencing such obligations of Mr. Bertelli and Dr. Belle Isle are payable in full on September 30, 1998, having been extended from July 31, 1998, as approved by the Board of Directors.

    Pursuant to a Stock Purchase Agreement, dated as of January 20, 1984, among the Company and certain of its stockholders, (i) Memorial Drive Trust and other investors (together, the "Investors") purchased shares of the Company's Series A Convertible Preferred Stock, which converted into 2,556,792 shares of Common Stock in connection with the Company's initial public offering on January 29, 1998, (ii) the Investors received so-called "demand" registration rights, and
(iii) the Investors, James R. Bertelli, a director and President of the Company, Gordon Baty, a director of the Company, and certain other stockholders of the Company received so-called "piggyback" registration rights.

    Pursuant to Debenture Agreements, dated December 21, 1987, between the Company and each of Massachusetts Mutual Life Insurance Company and MassMutual Corporate Investors, Massachusetts Mutual received so-called "demand" and "piggyback" registration rights with respect to the 1,000,000 shares of Common Stock issued to them upon conversion of the convertible debentures issued pursuant to such agreements.

    All registration expenses incurred in connection with a registration of securities covered by the foregoing rights must be borne by the Company and all selling expenses relating to the securities sold thereby must be borne by the holders of the securities being registered.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

    The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.  Financial statements:

    Report of Independent Accountants
    Consolidated Balance Sheets as of June 30, 1998 and 1997
    Consolidated Statements of Operations for the years ended June 30, 1998, 1997, and 1996 Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997, and 1996 Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997, and 1996 Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

II. Valuation and Qualifying Accounts

                         MERCURY COMPUTER SYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                                 (IN THOUSANDS)


                                 BALANCE AT                           BALANCE
                                  BEGINNING  CHARGES TO               AT  END
                                  OF PERIOD   EXPENSES   DEDUCTIONS  OF PERIOD
    --------------------------------------------------------------------------
    Allowance for Doubtful Accounts

    1998                           $  119      $   99           --     $  218
    1997                               80          40      $     1        119
    1996                              107          --           27         80


                                 BALANCE AT                           BALANCE
                                  BEGINNING  CHARGES TO               AT  END
                                  OF PERIOD   EXPENSES   DEDUCTIONS  OF PERIOD
    --------------------------------------------------------------------------
    Inventory Reserve

    1998                           $1,723      $1,583      $ 1,449     $1,857
    1997                            1,246         504           27      1,723
    1996                              273       1,047           74      1,246

    Charges to expenses for inventory are due to program cancellations, engineering change orders and obsolescence. Deductions are recorded when the inventory is written off. During the year ended June 30, 1998, the Company wrote off $1,449,000 in inventory relating primarily to engineering change orders and OBSOLESCENCE.

3.  Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 45, which is incorporated herein by reference.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 14, 1998.

                                              MERCURY COMPUTER SYSTEMS, INC.


                                              By: /s/ G. MEAD WYMAN
                                              -------------------------------
                                              G. MEAD WYMAN
                                              SENIOR VICE PRESIDENT, CHIEF
                                              FINANCIAL OFFICER AND TREASURER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                TITLE(S)                             DATE
            ---------                                --------                             ----

  /s/  JAMES R. BERTELLI        President, Chief Executive Officer and            September 14, 1998
----------------------------     Director (principal executive officer)
       JAMES R. BERTELLI

     /s/ G. MEAD WYMAN          Senior Vice President, Chief Financial Officer    September 14, 1998
----------------------------     and Treasurer (principal financial and
         G. MEAD WYMAN           accounting officer)

    /s/ GORDON B. BATY          Director                                          September 14, 1998
----------------------------
        GORDON B. BATY

   /s/ R. SCHORR BERMAN         Director                                          September 14, 1998
-----------------------
      R. SCHORR BERMAN

 /s/ ALBERT P. BELLE ISLE       Director                                          September 14, 1998
----------------------------
     ALBERT P. BELLE ISLE

   /s/ SHERMAN N. MULLIN        Director                                          September 14, 1998
----------------------------
       SHERMAN N. MULLIN

     /s/ MELVIN SALLEN          Director                                          September 14, 1998
----------------------------
         MELVIN SALLEN

                                  EXHIBIT INDEX


ITEM NO.   DESCRIPTION OF EXHIBIT

3.1        Restated Articles of Organization. (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
3.2        Bylaws. (incorporated herein by reference to Exhibit 3.2 of the
            Company's Registration Statement on Form S-1 (File No. 333-41139))
3.3        Articles of Amendment to Articles of Organization. (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
4.1        Form of Stock Certificate. (incorporated herein by reference to
            Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.1       1982 Stock Option Plan, as amended. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.2       1991 Stock Option Plan, as amended. (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.3       1993 Stock Option Plan for Non-Employee Directors. (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
1997       Stock Option Plan. (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.5       1997 Stock Purchase Plan. (incorporated herein by reference to
            Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.6       Lease Agreement, dated July 24, 1992, by and between the Company and
            Equitable Variable Life Insurance Company, as amended and extended. (incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.7       Purchase and Sale Agreement, dated November 8, 1996 between Corcoran
            Chelmsford & Associates and Northland Development Corporation. (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.8#      Term Purchase Agreement, dated July 25, 1995 between the Company and
            Analog Devices, Inc. (incorporated herein by reference to Exhibit
            10.8 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.9#      Risk Reproduction Agreement, dated March 20, 1996, between the
            Company and LSI Logic Corporation. (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.10#     Purchase Offer Agreement for OEM Manufacturer, dated February 16,
            1995, between the Company & IBM Microelectronics Division. (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.11      $100,000 Promissory Note, dated December 22, 1993 and amended
            January 27, 1997, issued by Albert P. Belle Isle to the Company. (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.12      $25,000 Promissory Note, dated July 13, 1994 and amended January 27,
            1997, issued by Albert p. Belle Isle to the Company. (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.13      $150,000 Promissory Note, dated March 26, 1994 and amended August 26,
            1997, issued by James R. Bertelli to the Company. (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.14      $50,000 Promissory Note, dated June 24, 1995 and amended August 26,
            1997, issued by James R. Bertelli to the Company. (incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.15      Quitclaim Deed, dated October 1, 1997, executed by Corcoran
            Chelmsford & Associates Limited Partnership. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
21.1       Subsidiaries of the Registrant. (incorporated herein by reference to exhibit 21.1 of the Company's Registration Statement on Form S-1 (file No. 333-41139))
23.1*      Consent of PricewaterhouseCoopers L.L.P.
27.1*      Financial Data Schedule.



*  Filed with this Form 10-K.              #  Confidential treatment granted.