Form 10-Q
period 1998-09-30
MERCURY COMPUTER SYSTEMS INC
filed 1998-11-12
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998          Commission File Number 0-23599


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

                     YES  X          NO
                         ---            ---

     Number of shares outstanding of the issuer's classes of common stock as of October 30, 1998:

               Class                                Number of Shares Outstanding
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                        10,113,245





                            Total number of pages 14

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX

                                                                                    Page Number
                                                                                    -----------

PART I.    FINANCIAL INFORMATION

           Item 1.   Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998         3

           Consolidated Statements of Operations for the Three Months Ended
           September 30, 1998 and September 30, 1997                                      4

           Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 1998 and September 30, 1997                                      5

           Notes to Consolidated Financial Statements                                     6-7

           Item 2    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                            8-10

PART II.   OTHER INFORMATION

           Item 2.   Use of Proceeds from Registered Securities                           11

           Item 6.   Exhibits and Reports Filed on Form 8-K                               12

SIGNATURE                                                                                 13

EXHIBIT INDEX                                                                             14

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                               SEPTEMBER 30,   JUNE 30,
                                                                   1998          1998
                                                               -------------   --------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                      $  7,207      $  6,054
  Marketable securities                                             7,582        10,077
  Trade accounts receivable, net of allowances of $267 and
   $218 at September 30, 1998 and June 30, 1998, respectively      19,977        17,143
  Inventory                                                         7,568         9,125
  Deferred income taxes, net                                        1,669         1,669
  Prepaids expenses and other current assets                        1,061         1,255
                                                                 --------      --------
     Total current assets                                          45,064        45,323

  Marketable securities                                            21,696        18,889
  Property and equipment, net                                      10,431         8,466
  Capitalized software costs, net                                     208           104
  Deferred income taxes, net                                          429           429
  Other assets                                                        350           358
                                                                 --------      --------
       Total assets                                              $ 78,178      $ 73,569
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  3,935      $  3,368
  Accrued expenses                                                  2,855         2,804
  Accrued compensation                                              4,011         3,316
  Billings in excess of revenues and customer advances                845         1,017
  Income taxes payable                                              2,473         2,024
                                                                 --------      --------
       Total current liabilities                                   14,119        12,529

Commitments and contingencies (Note E)                                 --            --

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized and none issued and outstanding at September 30 and June 30,
   1998, respectively (liquidation preference  none)                   --            --
  Common stock, $.01 par value: 25,000,000 shares authorized;
   10,067,133 and 9,973,491 shares issued and outstanding at
   September 30, 1998 and June 30, 1998, respectively                 101           100
  Additional paid-in capital                                       26,381        25,961
  Retained earnings                                                38,012        35,483
  Cumulative translation adjustment                                  (158)         (179)
  Unrealized gains/(losses) on securities                              48            --
  Related parties notes receivable                                   (325)         (325)
                                                                 --------      --------
       Total stockholders' equity                                  64,059        61,040
                                                                 --------      --------
       Total liabilities and stockholders' equity                $ 78,178      $ 73,569
                                                                 ========      ========


The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 1998             1997
                                               ------------------------

Net revenue                                    $24,062          $19,039
Cost of revenue                                  8,460            6,661
                                               -------          -------
    Gross profit                                15,602           12,378

Operating expenses:
  Selling, general and administrative            7,358            6,645
  Research and development                       4,707            3,381
                                               -------          -------

    Total operating expenses                    12,065           10,026

Income from operations                           3,537            2,352

Interest income, net                               369              231
Other income (expenses), net                        45               83
                                               -------          -------

Income before income taxes                       3,951            2,666

Provision for income taxes                       1,422            1,060
                                               -------          -------
    Net income                                 $ 2,529          $ 1,606
                                               =======          =======

Net income per share:
    Basic                                      $  0.25          $  0.31
                                               =======          =======
    Diluted                                    $  0.24          $  0.20
                                               =======          =======

Weighted average shares outstanding:
    Basic                                       10,026            5,217
                                               =======          =======
    Diluted                                     10,620            7,920
                                               =======          =======


The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 1998        1997
                                                               --------------------
Cash flows provided from operating activities:
Net income                                                     $ 2,529     $  1,606
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
  Depreciation and amortization                                    951          832
  Deferred income taxes                                             --         (332)
  Changes in assets and liabilities:
    Trade accounts receivable                                   (2,798)         446
    Contracts in progress                                           --         (901)
    Inventory                                                    1,566         (591)
    Prepaid expenses and other current assets                      197         (260)
    Other assets                                                     9          (31)
    Accounts payable                                               563         (485)
    Accrued expenses and compensation                              736          812
    Billings in excess of revenues and customer advances          (172)         489
    Income taxes payable                                           448          453
                                                               -------     --------
       Net cash provided by operating activities                 4,029        2,038
                                                               -------     --------

Cash flows from investing activities:
 Purchase of marketable securities                                (312)          --
 Purchases of property and equipment                            (2,786)      (1,358)
 Capitalized software development costs                           (225)          --
                                                               -------     --------
       Net cash used in investing activities                    (3,323)      (1,358)
                                                               -------     --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                        --           --
  Proceeds from exercise of stock options and warrants             421          144
                                                               -------     --------
       Net cash provided by financing activities                   421          144
                                                               -------     --------

Effect of exchange rate change on cash and cash equivalents         26           18
                                                               -------     --------

Net change in cash and cash equivalents                          1,153          842

Cash and cash equivalents at beginning of period                 6,054       15,193
                                                               -------     --------

Cash and cash equivalents at end of period                     $ 7,207     $ 16,035
                                                               =======     ========

Cash paid during the period for:
  Interest                                                     $    --     $      2
  Income taxes                                                     844          939


The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.  BASIS OF PRESENTATION

These consolidated financial statements should be read in conjunction with the Company's financial statements and footnotes included in the Company's Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of Mercury Computer Systems, Inc.

B.  INVENTORY

                                 SEPTEMBER 30, 1998    JUNE 30, 1998
                                   (IN THOUSANDS)      (IN THOUSANDS)
                                 ------------------    --------------
Raw materials                         $3,169               $4,707
Work in process                        2,236                2,814
Finished goods                         2,163                1,604
                                      ------               ------
     Total                            $7,568               $9,125
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

                                                         THREE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                       1998            1997
                                                 (IN THOUSANDS)   (IN THOUSANDS)
                                                 --------------   --------------
Net income                                           $ 2,529          $1,606
Shares used in computation:
Weighted average common shares outstanding used
 in computation of basic net income per share         10,026           5,217
Dilutive effect of convertible preferred stock            --           2,557
Dilutive effect of stock options                         594             141
Dilutive effect of warrants                               --               5
                                                     -------          ------
Shares used in computation of diluted net
 income per share                                     10,620           7,920
                                                     =======          ======

Basic net income per share                           $  0.25          $ 0.31
                                                     =======          ======
Dilutive net income per share                        $  0.24          $ 0.20
                                                     =======          ======

Options to purchase 83,538 and 33,928 shares of common stock were outstanding during the three months ended September 30, 1998 and September 30, 1997, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

D.  COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows (in thousands)

                                                       THREE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                     1998         1997
                                                    -------------------
Net income                                          $2,529       $1,606

Other comprehensive income, net of tax:
   Foreign currency translation adjustments             17           23
   Unrealized gains on securities                       27           --
                                                    -------------------
Other comprehensive income                              44           23
                                                    -------------------

Total comprehensive income                          $2,573       $1,629
                                                    ======       ======

E.  INTERNAL REVENUE SERVICE AUDIT

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

F.  NEW ACCOUNTING PRONOUNCEMENTS

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

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect the statement to have a material impact on its financial position or results of operations.

On June 15, 1998 the FASB issued SFAS No. 133 " accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

                         MERCURY COMPUTER SYSTEMS, INC.



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" which involve risks and uncertainties. The words "may," "will," "expect," "anticipate," "continue", "estimate", "project," "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Important factors that may cause the Company's actual results to differ from forward-looking statements are referenced in the Company's Form 10K filed with the Securities and Exchange commission.

RESULTS OF OPERATIONS:
REVENUES

The Company's total revenues increased 26% from $19.0 million during the three months ended September 30, 1997 to $24.1 million during the three months ended September 30, 1998. Increases were realized in all areas.

Defense electronics revenues increased 17% from $15.1 million or 79% of total revenues during the three months ended September 30, 1997 to $17.8 million or 74% of total revenues during the three months ended September 30, 1998. The increase in revenues was due primarily to continued strong unit demand for defense electronics products, largely comprised of, advanced military applications in radar, sonar and airborne surveillance.

Medical imaging revenues increased 41% from $2.2 million or 12% of total revenues during the three months ended September 30, 1997 to $3.1 million or 13% of total revenues during the three months ended September 30, 1998. The increase in medical imaging revenues is reflective of the Company's ongoing investment in this business, expansion into new modalities and the resulting increased unit demand.

Other revenues increased 91% from $1.7 million or 9% of total revenues during the three months ended September 30, 1997 to $3.2 million or 13% of total revenues during the three months ended September 30, 1998. The increase in revenues was primarily due to increased unit demand by new and existing commercial customers.

COST OF REVENUES

Cost of revenues increased 27% from $6.7 million during the three months ended September 30, 1997 to $8.5 million during the three months ended September 30, 1998. This increase directly correlates with the corresponding revenue increase. As a percent of total revenues, cost of revenues remained constant at 35% for the three months ended September 30, 1997 and 1998. This constant level of cost of revenues as a percentage of total revenues was due primarily to the stable nature of the businesses, concerted efforts to control costs and is reflective of gross margins historically achieved by the Company as a whole.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 11% from $6.6 million during the three months ended September 30, 1997 to $7.4 million during the three months ended September 30, 1998. These increases reflect the hiring of additional sales and administrative personnel, information system investments, increased commissions and marketing related costs, all of which are associated with higher sales volume, and to a lesser extent, continued global expansion.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 39% from $3.4 million during the three months ended September 30, 1997 to $4.7 million during the three months ended September 30, 1998. The increase was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products in response to increased demand for next generation product. Engineering expenses currently are running higher than management's target levels as the Company is completing some major development programs to deliver important new technology to its customers. The Company anticipates that the higher engineering spending will continue over the next several quarters.

INCOME FROM OPERATIONS

Income from operations increased 50% from $2.4 million during the three months ended September 30, 1997 to $3.5 million during the three months ended
September 30, 1998. This increase is associated with higher sales volume coupled with improved spending efficiency. Included in income from operations during the three months ended September 30, 1998 were $562,000 in hardware and software revenues and $894,000 in direct expenses related to the shared storage business. Included in income from operations during the three months ended September 30, 1997 were $38,000 in hardware and software revenues and $670,000 in direct expenses related to the shared storage business. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product, including certain hardware costs.

INTEREST INCOME, NET

Interest income, net, increased 60% from $231,000 during the three months ended September 30, 1997 to $369,000 during the three months ended September 30, 1998. This increase reflects an increase in the Company's average cash balances primarily as a result of cash received from the Company's initial public offering. Offsetting the effect of higher average cash balances were lower yields achieved on the Company's cash. These lower yields were the result of a shift in investment strategy from taxable money market instruments to non-taxable securities.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $1.4 million during the three months ended September 30, 1998 reflecting a 36% tax rate as compared to a $1.1 million tax provision during the three months ended September 30, 1997, reflecting a 40% tax rate. The reduction in the effective tax rate was primarily due to the fact that the Company feels its provision for the Internal Revenue Service audit is adequate and, therefore, no longer needs to provide at such a high rate. Additionally, the aforementioned shift in investment strategy from taxable money market instruments to non-taxable securities has contributed to the reduced tax provision.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and marketable investments of approximately $36.5 million. During the three months ended September 30, 1998, the Company generated approximately $4.0 million in cash from operations compared to $2.0 million generated during the three months ended September 30, 1997. The increase in cash generated from operations was due to several factors; particularly, increased profitability, inventory reductions and accounts payable increases. These cash increases were offset somewhat by an increase in accounts receivable. Days sales outstanding increased from 58 days at September 30, 1997 to 75 days at September 30, 1998 as a disproportionate amount of revenue was recorded at the end of the accounting period.

The Company has a line of credit agreement with a commercial bank on which the Company can borrow up to $5.0 million at an interest rate equal to the prime rate or, at the election of the Company, two and one quarter percentage points above the London InterBank Offered Rate. As of September 30, 1998, there was no outstanding borrowing on this line of credit.

During the three months ended September 30, 1998, the Company's investing activities used cash of $3.3 million which consisted of $1.8 million related to the development of additional office space, $957,000 for computers, furniture and equipment, $312,000 for the purchase of marketable securities (net) and $225,000 for capitalized software. During the three months ended September 30, 1997, the Company's investing activities used cash of $1.4 million, consisting of $730,000 for computers, furniture and equipment and $628,000 related to the development of additional office space.

During the three months ended September 30, 1998, the Company's financing activities provided approximately $421,000 in cash, all related to the issuance of stock options. During the three months ended September 30, 1997, the Company's financing activities provided $144,000 in cash from the issuance of stock options.

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

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. In the Company's Annual report on Form 10K for the fiscal year ended June 30, 1998, the Company made disclosures regarding the following matters: (i) the Company's state of Year 2000 readiness of the hardware and software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail and other systems, (ii) the expenditures expected to be incurred in connection with identifying, evaluating and settling any Year 2000 compliance issues, (iii) the risks associated with identified Year 2000 issues, and (iv) the Company's intention to develop a contingency plan to address identified Year 2000 compliance issues.

State of Readiness: Since the Company's original Year 2000 disclosure, the Company has completed reprogramming of the source code underlying its current financial and accounting software to make it Year 2000 compliant. Testing of the software is expected to be completed during the latter half of fiscal 1999. However, there has not been significant progress made with respect to the other steps being taken to achieve Year 2000 readiness. Accordingly, prior to the end of fiscal 1999, the Company still intends to (a) complete an internal review of the Year 2000 compliance of all prior versions of its Products, (b) circulate a questionnaire to vendors and customers with whom the Company has material relationships to obtain information about their Year 2000 compliance, and (c) retain an outside consultant to assist in compiling a comprehensive list of all IT-Systems and non-IT Systems. Until such information is obtained, the Company will not be able to effectively evaluate whether any corrective efforts will be required with respect to its IT Systems (except as described above), non-IT Systems or prior versions of its Products.

Costs: The Company has not incurred any material expenditures to date in connection with identifying or evaluating Year 2000 compliance issues.

Contingency Plan: The Company has not yet developed a Year 2000 specific contingency plan. The Company intends to prepare a contingency plan with respect to its financial and accounting software no later than mid-1999. In addition, if further Year 2000 compliance issues are discovered , the Company then will evaluate the need for one or more contingency plans relating to such issues.

                         MERCURY COMPUTER SYSTEMS, INC.
                           PART II. OTHER INFORMATION

(d)  Use of Proceeds from Registered Securities.

During the three months of July, August and September 1998, the Company used approximately $1.8 million of proceeds received from the sale of the 2,000,000 shares for the construction of an additional facility as discussed in the Company's Form 10K filed with the Securities and Exchange Commission.

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



                              MERCURY COMPUTER SYSTEMS, INC.



Date: November 13, 1998       By: /s/ G. Mead Wyman
                                  ----------------------------------------------
                                  G. Mead Wyman
                                  Senior Vice President, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                         MERCURY COMPUTER SYSTEMS, INC.
                                  EXHIBIT INDEX



Exhibit
ITEM #
-------

27.1       Financial Data Schedule