Form 10-Q
period 1998-12-31
MERCURY COMPUTER SYSTEMS INC
filed 1999-02-12
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended December 31, 1998           Commission File Number 0-23599

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

               YES  X                 NO
                  -----                 -----

     Number of shares outstanding of the issuer's classes of common stock as of January 31, 1999:

              Class                        Number of Shares Outstanding
      -------------------------            ----------------------------
           Common Stock,                            10,222,693
      par value $.01 per share



                            Total number of pages 15

                         MERCURY COMPUTER SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                                                    PAGE NUMBER
                                                                                                    -----------
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998                          3

          Consolidated Statements of Operations for the Three Months Ended
          December 31, 1998 and December 31, 1997 and for the Six Months Ended
          December 31, 1998 and December 31, 1997                                                        4

          Consolidated Statements of Cash Flows for the Six Months Ended
          December 31, 1998 and December 31, 1997                                                        5

          Notes to Consolidated Financial Statements                                                     6-7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                            8-11

PART II.  OTHER INFORMATION

          Item 2.   Use of Proceeds from Registered Securities                                           12

          Item 6.   Exhibits and Reports Filed on Form 8-K                                               13

SIGNATURE                                                                                                14

EXHIBIT INDEX                                                                                            15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                      DECEMBER 31,     JUNE 30,
                                                                          1998           1998
                                                                      -----------      -------
                                                                      (UNAUDITED)
     ASSETS
     Current assets:
          Cash and cash equivalents                                     $  6,898       $  6,054
          Marketable securities                                            6,071         10,077
          Trade accounts receivable, net of allowances of $292
            and $218 at December 31, 1998 and June 30, 1998,
            respectively                                                  16,400         17,143
          Inventory                                                        9,257          9,125
          Deferred income taxes, net                                       1,669          1,669
          Prepaid expenses and other current assets                        1,845          1,255
                                                                        --------       --------
            Total current assets                                          42,140         45,323

          Marketable securities                                           26,510         18,889
          Property and equipment, net                                     13,615          8,466
          Capitalized software costs, net                                    418            104
          Deferred income taxes, net                                         429            429
          Other assets                                                       254            358
                                                                        --------       --------

            Total assets                                                $ 83,366       $ 73,569
                                                                        ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                              $  5,501       $  3,368
          Accrued expenses                                                 3,655          2,804
          Accrued compensation                                             3,651          3,316
          Billings in excess of revenues and customer advances               803          1,017
          Income taxes payable                                             1,118          2,024
                                                                        --------       --------
            Total current liabilities                                     14,728         12,529

     Commitments and contingencies (note E)                                   --             --

     Stockholders' equity:
          Preferred stock, $.01 par value; 1,000,000 shares
            authorized and none issued and outstanding at
            December 31, 1998 and June 30, 1998 respectively
            (liquidation preference none)                                     --             --
          Common stock, $.01 par value: 25,000,000 shares
            authorized; 10,168,663  and 9,973,491 shares
            issued and outstanding at December 31, 1998 and
            June 30, 1998,respectively                                       102            100
          Additional paid-in capital                                      27,472         25,961
          Retained earnings                                               41,046         35,483
          Cumulative translation adjustment                                   (8)          (185)
          Unrealized gains/(losses) on securities                             26              6
          Related parties notes receivable                                    --           (325)
                                                                        --------       --------
            Total stockholders' equity                                    68,638         61,040
                                                                        --------       --------

            Total liabilities and stockholders' equity                  $ 83,366       $ 73,569
                                                                        ========       ========

      The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  DECEMBER 31,            DECEMBER 31,
                                               1998        1997        1998        1997
                                               ----------------        ----------------
     Net revenue                             $ 25,598    $ 20,624    $ 49,660    $ 39,663
     Cost of revenue                            8,606       7,283      17,066      13,944
                                             --------    --------    --------    --------

          Gross profit                         16,992      13,341      32,594      25,719

     Operating expenses:
       Selling, general and administrative      8,304       6,846      15,662      13,491
       Research and development                 4,669       3,405       9,376       6,786
                                             --------    --------    --------    --------

          Total operating expenses             12,973      10,251      25,038      20,277

     Income from operations                     4,019       3,090       7,556       5,442

     Interest income, net                         326         219         695         450
     Other income (expenses), net                 261        (125)        306         (43)
                                             --------    --------    --------    --------

     Income before income taxes                 4,606       3,184       8,557       5,849


     Provision for income taxes                 1,572       1,210       2,994       2,270
                                             --------    --------    --------    --------

          Net income                         $  3,034    $  1,974    $  5,563    $  3,579
                                             ========    ========    ========    ========

     Net income per share:
          Basic                              $   0.30    $   0.37    $   0.55    $   0.68
                                             ========    ========    ========    ========
          Diluted                            $   0.28    $   0.24    $   0.52    $   0.44
                                             ========    ========    ========    ========

     Weighted average shares
     outstanding:
          Basic                                10,117       5,307      10,072       5,262
                                             ========    ========    ========    ========
          Diluted                              10,787       8,281      10,704       8,136
                                             ========    ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                  1998          1997
                                                                                  ------------------
     Cash flows provided from operating activities:
     Net income                                                                  $ 5,563      $  3,579
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                               1,927         1,645
       Deferred income taxes                                                          --          (331)
       Provision for doubtful accounts                                               116            --
       Changes in assets and liabilities:
          Trade accounts receivable                                                  833           277
          Inventory                                                               (1,633)         (113)
          Prepaid expenses and other current assets                                 (548)         (764)
          Other assets                                                                86           (15)
          Accounts payable                                                         2,131        (1,007)
          Accrued expenses and compensation                                        1,165         1,430
          Billings in excess of revenues and customer advances                      (218)         (263)
          Income taxes payable                                                      (918)         (449)
                                                                                 -------      --------

            Net cash provided by operating activities                             10,024         2,469
                                                                                 -------      --------

       Cash flows from investing activities:
          Purchase of marketable securities                                       (3,595)           --
          Purchases of property and equipment                                     (6,787)       (2,696)
          Capitalized software development costs                                    (575)          (51)
          Notes receivable from related parties                                      325            --
                                                                                 -------      --------

            Net cash used in investing activities                                (10,632)       (2,747)

       Cash flows from financing activities:
          Net proceeds from issuance of common stock                                  --            --
          Proceeds from exercise of stock options and warrants                     1,513           252
                                                                                 -------      --------

            Net cash provided by financing activities                              1,513           252
                                                                                 -------      --------

       Effect of exchange rate change on cash and cash equivalents                   (61)           29
                                                                                 -------      --------

       Net change in cash and cash equivalents                                       844             3

       Cash and cash equivalents at beginning of period                            6,054        15,193
                                                                                 -------      --------

       Cash and cash equivalents at end of period                                $ 6,898      $ 15,196
                                                                                 =======      ========

       Cash paid during the period for:
          Interest                                                                    --            --
          Income taxes                                                           $ 4,109      $  3,064

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

B.   INVENTORY

                                        DECEMBER 31, 1998    JUNE 30, 1998
                                          IN THOUSANDS)      (IN THOUSANDS)
                                          ------------        ------------
Raw materials                                $ 3,783            $ 4,707
Work in process                                4,625              2,814
Finished goods                                   849              1,604
                                             -------            -------

     Total                                   $ 9,257            $ 9,125
                                             =======            =======

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

                                                                    THREE MONTHS                     SIX MONTHS
                                                                 ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                                                1998            1997            1998            1997
                                                           (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
                                                           -------------   --------------  --------------  --------------
Net income                                                    $ 3,034         $ 1,974          $ 5,563         $ 3,579
Shares used in computation:
Weighted average common shares
     Outstanding used in computation
     of basic net income per share                             10,117           5,307           10,072           5,262
Dilutive effect of convertible preferred stock                     --           2,557               --           2,557
Dilutive effect of stock options                                  670             632              417             317
                                                              -------         -------          -------         -------
Shares used in computation of diluted net income per share     10,787           8,281           10,704           8,136
                                                              =======         =======          =======         =======

Basic net income per share                                    $  0.30         $  0.37          $  0.55         $  0.68
                                                              =======         =======          =======         =======
Dilutive net income per share                                 $  0.28         $  0.24          $  0.52         $  0.44
                                                              =======         =======          =======         =======

Options to purchase 5,842 and 249,692 shares of common stock were outstanding during the three months ended December 31, 1998 and December 31, 1997, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. Options to purchase 44,690 and 141,810 shares of common stock were outstanding during the six months ended December 31, 1998 and December 31, 1997, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

D.   COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows (in thousands)

                                                              THREE MONTHS                SIX MONTHS
                                                            ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                            1998          1997        1998          1997
                                                            --------------------------------------------
Net income                                                  $ 3,034    $ 1,974       $ 5,563     $ 3,579

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                      99        (25)          115          --
   Unrealized gains on securities                               (14)        --            13          --
                                                            -------    -------       -------     -------
Other comprehensive income                                       85        (25)          128          --
                                                            -------    -------       -------     -------

Total comprehensive income                                  $ 3,119    $ 1,949       $ 5,691     $ 3,579
                                                            =======    =======       =======     =======

E.   INTERNAL REVENUE SERVICE AUDIT

On December 12, 1997, the Internal Revenue Service ("IRS") concluded an audit of the Company's tax returns for the years ended June 30, 1992 through June 30, 1995, and issued a formal report reflecting proposed adjustments with respect to the years under audit. The proposed IRS adjustments primarily relate to the disallowance of research and experimental tax credits claimed by the Company, as well as the treatment of certain other items. As of December 12, 1997 the total deficiency attributable to the proposed adjustments was $4,181,000, including penalties and interest in the amount of $1,591,000. The Company has appealed the proposed adjustments to the Appeals Division of the IRS. While the Company does not believe that the final outcome of the IRS audit will have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the audit, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

F.   NEW ACCOUNTING PRONOUNCEMENTS

In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements.

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

                         MERCURY COMPUTER SYSTEMS, INC.
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" that involve risks and uncertainties. The words "may," "will," "expect," "anticipate," "continue", "estimate", "project," "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Important factors that may cause the Company's actual results to differ from forward-looking statements are referenced in the Company's Form 10K filed annually with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:
REVENUES

The Company's total revenues increased 24% from $20.6 million during the three months ended December 31, 1997 to $25.6 million during the three months ended December 31, 1998. The Company's total revenues increased 25% from $39.7 million during the six months ended December 31, 1997 to $49.7 million during the six months ended December 31, 1998.

Defense electronics revenues increased 23% from $15.7 million or 76% of total revenues during the three months ended December 31, 1997 to $19.2 million or 75% of total revenues during the three months ended December 31, 1998. Defense electronics revenues increased 20% from $30.8 million or 78% of total revenues during the six months ended December 31, 1997 to $36.9 million or 74% of total revenues during the six months ended December 31, 1998. Increases in defense electronic revenues were due primarily to continued strong unit demand for defense electronics products, largely comprised of advanced military applications in radar, sonar and airborne surveillance.

Medical imaging revenues increased 49% from $2.9 million or 14% of total revenues during the three months ended December 31, 1997 to $4.3 million or 17% of total revenues during the three months ended December 31, 1998. Medical imaging revenues increased 45% from $5.1 million or 13% of total revenues during the six months ended December 31, 1997 to $7.4 million or 15% of total revenues during the six months ended December 31, 1998. Increases in medical imaging revenues are reflective of the Company's ongoing investment in this business, expansion into new modalities and the resulting increased unit demand.

Other revenues, which include the Shared Storage and other commercial businesses, remained essentially flat at $2.1 million during the three months ended December 31, 1997 and 1998. In terms of percentage to total revenues, other revenues declined from 10% during the three months ended December 31, 1997 to 8% during the three months ended December 31, 1998. Other revenues increased 39% from $3.8 million or 10% of total revenues during the six months ended December 31, 1997 to $5.3 million or 11% of total revenues during the six months ended December 31, 1998. The increase in other revenues during the six month period, year over year, was primarily due to a sharp rise in the Company's commercial business, and resulting increased unit demand, during the first quarter of fiscal 1999.

COST OF REVENUES

Cost of revenues increased 18% from $7.3 million or 35% of total revenues during the three months ended December 31, 1997 to $8.6 million or 34% of total revenues during the three months ended December 31, 1998. Cost of revenues increased 22% from $13.9 million or 35% of total revenues during the six months ended December 31, 1997 to $17.1 million or 34% of total revenues during the six months ended December 31, 1998. The cost increases correlate with the corresponding revenue increases and the reductions as a percentage of revenues reflect component cost reductions and modest efficiency gains.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 21% from $6.8 million or 33% of total revenues during the three months ended December 31 1997 to $8.3 million or 32% of total revenues during the three months ended December 31, 1998. Selling, general and administrative expenses increased 16% from $13.5 million or 34% of total revenues during the six months ended December 31, 1997 to $15.7 million or 32% of total revenues during the six months ended December 31, 1998. These increases reflect the hiring of additional sales and administrative personnel, information system investments, increased commissions and marketing related costs, all of which are associated with higher sales volume.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 37% from $3.4 million or 17% of total revenues during the three months ended December 31, 1997 to $4.7 million or 18% of total revenues during the three months ended December 31, 1998. Research and development expenses increased 38% from $6.8 million or 17% of total revenues during the six months ended December 31, 1997 to $9.4 million or 19% of total revenues during the six months ended December 31, 1998. This increase was due primarily to the hiring of additional engineers to develop and enhance the features and functionality of the Company's current products and to develop the Company's next generation products. Engineering expenses currently are running higher than management's target levels as the Company is working on major development programs to deliver important new technology to its customers.

INCOME FROM OPERATIONS

Income from operations increased 30% from $3.1 million or 15% of total revenues during the three months ended December 31, 1997 to $4.0 million or 16% of total revenues during the three months ended December 31, 1998. Income from operations increased 39% from $5.4 million or 14% of total revenues during the six months ended December 31, 1997 to $7.6 million or 15% of total revenues during the six months ended December 31, 1998.

Included in income from operations during the three months ended December 31, 1998 were $689,000 in hardware and software revenues and $1.1 million in direct expenses related to the Shared Storage business. Included in income from operations during the three months ended December 31, 1997 were $47,000 in hardware and software revenues and $820,000 in direct expenses related to the Shared Storage business. Included in income from operations during the six months ended December 31, 1998 were $1.3 million in hardware and software revenues and $2.0 million in direct expenses related to the Shared Storage business. Included in income from operations during the six months ended December 31, 1997 were $84,000 in hardware and software revenues and $1.5 million in direct expenses related to the Shared Storage business. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product, including certain hardware costs.

INTEREST INCOME, NET

Interest income, net, increased 49% from $219,000 during the three months ended December 31, 1997 to $326,000 during the three months ended December 31, 1998. Interest income, net, increased 54% from $450,000 during the six months ended December 31, 1997 to $695,000 during the six months ended December 31, 1998. This increase reflects an increase in the Company's average cash and cash equivalent balances primarily as a result of cash received from the Company's initial public offering. Offsetting the effect of higher average cash balances were lower yields achieved on the Company's cash. These lower yields were the result of a shift in investment strategy from taxable money market instruments to non-taxable securities. Additionally, $50,000 of interest expense was accrued during the quarter ended December 31, 1998 related to the Internal Revenue Service audit as described in the notes to the financial statements.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $1.6 million during the three months ended December 31, 1998 reflecting a 34% tax rate as compared to a $1.2 million tax provision during the three months ended December 31, 1997, reflecting a 38% tax rate. The Company recorded a tax provision of $3.0 million during the six months ended December 31, 1998 reflecting a 35% tax rate as compared to a $2.3 million tax provision during the six months ended December 31, 1997 reflecting a 39% tax rate. The reduced tax rate was primarily due to a one-time tax provision adjustment during the current quarter to reflect Congressional extension of the research and experimentation tax credit through June, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash and marketable investments of approximately $39.5 million. During the six months ended December 31, 1998, the Company generated approximately $10.0 million in cash from operations compared to $2.5 million generated during the six months ended December 30, 1997. The increase in cash generated from operations was due primarily to increased profitability, accounts payable increases and improved management of accounts receivable. Days sales outstanding (DSO) increased from 45 days at December 31, 1997 to 58 days at December 31, 1998. This DSO increase is primarily due to a disproportionate amount of revenue being recognized early in the quarter ended December 31, 1997. However, DSO during the quarter ended December 31, 1998 reflected significant improvement over the previous quarter's DSO of 75.

The Company has a line of credit agreement with a commercial bank on which the Company can borrow up to $5.0 million at an interest rate equal to the prime rate or, at the election of the Company, two and one quarter percentage points above the London InterBank Offered Rate. As of December 31, 1998, there was no outstanding borrowing on this line of credit.

During the six months ended December 31, 1998, the Company's investing activities used cash of $10.6 million which consisted of $4.8 million related to the development of additional office space, $3.6 million for the purchase of marketable securities (net), $2.0 million for computers, furniture, equipment and leasehold improvements and $575,000 for capitalized software. These outflows were offset by a reduction in notes receivable from related parties amounting to $325,000. During the six months ended December 31, 1997, the Company's investing activities used cash of $2.7 million, consisting of $1.8 million for computers, furniture, equipment and leasehold improvements and $913,000 related to the development of additional office space.

During the six months ended December 31, 1998, the Company's financing activities provided approximately $1.5 million in cash, all related to the issuance of stock options. During the six months ended December 31, 1997, the Company's financing activities provided $252,000 in cash from the issuance of stock options.

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

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many company's software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" ("Y2K") requirements. Generally, on a stand-alone basis Mercury's products are not date dependent and therefore are not susceptible to Y2K issues like other general purpose computer companies. However, it should be understood that the majority of Mercury's product performance is dependent upon third party host computing environments.

Mercury's Y2K Initiative: In the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1998, the Company made disclosures regarding the following matters: (i) the Company's state of Y2K readiness of the hardware and software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail and other systems, (ii) the expenditures expected to be incurred in connection with identifying, evaluating and settling any Y2K compliance issues, (iii) the risks associated with identified Y2K issues, and
(iv) the Company's intention to develop a contingency plan to address identified Y2K compliance issues.

State of Readiness: Since the Company's original Y2K disclosure, the Company has reprogrammed the source code underlying its current financial and accounting software to make it Y2K compliant. Testing of the reprogrammed software is on schedule and is expected to be completed by May, 1999. The Company also plans to upgrade certain other business systems supporting human resources and sales information data bases. These upgrades are expected to be completed by June 30, 1999. The Company has evaluated IT systems and has concluded that the majority of such systems are compliant. Plans are in place to upgrade the remaining IT system components with an objective of bringing the entire infrastructure into compliance by June 30, 1999.

The Company continues its assessment of all current versions of its Products and believes they are Y2K compliant. The Company has determined that it is not feasible to test all prior versions of its Products. To assess whether material third parties with whom the Company conducts business are Y2K compliant, the Company is engaged in activities to examine their state of readiness, primarily through the use of third party questionnaires. This examination includes professional service providers.

Costs: Based on its investigation to date, the Company does not expect the total cost of its Y2K Project to have a material adverse effect on the Company's business or financial results. It is estimated that the cost related to Y2K will fall between $100,000 and $500,000.

Contingency Plan: To minimize potential disruptions, the Company intends to adopt a contingency plan as necessary to address any material issues raised during the completion of the assessment and testing phases of the Project, or any material issues raised in connection with the response by material third parties to the Company's questionnaires.

                         MERCURY COMPUTER SYSTEMS, INC.
                           PART II. OTHER INFORMATION

(d)  Use of Proceeds from Registered Securities.

During the three months of October, November and December 1998, the Company used approximately $4.8 million of proceeds received from the sale of 2,000,000 shares in the Company's initial public offering which closed on February 4, 1998 for the construction of an additional facility as discussed in the Company's Form 10K filed with the Securities and Exchange Commission. The Company intends to own and occupy this newly constructed building, which consists of 91,000 square feet. A portion of the building will be leased to an unaffiliated third party. The Company has also purchased its current headquarters building, which consists of 96,000 square feet. The Company is currently exploring financing alternatives for both of these properties.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)       Exhibits. See as listed

          Exhibit
          Item #
          ------

          10.1      Purchase and Sale Agreement for 199 Riverneck Road,
                    Chelmsford, MA.

          10.2      Quitclaim Deed for 199 Riverneck Road, Chelmsford, MA.

          27.1      Financial Data Schedule


(b)       Reports on Form 8-K.  None.

                         MERCURY COMPUTER SYSTEMS, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   MERCURY COMPUTER SYSTEMS, INC.

Date: February 12, 1999            By:  /s/ G. MEAD WYMAN
                                        ----------------------------------------
                                        G. Mead Wyman
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                         MERCURY COMPUTER SYSTEMS, INC.
                                  EXHIBIT INDEX

Exhibit
Item #
------

10.1      Purchase and Sale Agreement for 199 Riverneck Road, Chelmsford, MA.

10.2      Quitclaim Deed for 199 Riverneck Road, Chelmsford, MA.

27.1      Financial Data Schedule