Form 10-Q
period 1999-03-31
MERCURY COMPUTER SYSTEMS INC
filed 1999-05-13
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999              Commission File Number 0-23599

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

                    YES  X        NO
                        ---          ---

     Number of shares outstanding of the issuer's classes of common stock as of April 30, 1999:

                     Class                       Number of Shares Outstanding
     --------------------------------------      ----------------------------
     Common Stock, par value $.01 per share               10,290,366





                            Total number of pages 15

                         MERCURY COMPUTER SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 and
         June 30, 1998                                                   3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 1999 and March 31, 1998 and for the Nine
         Months Ended March 31, 1999 and March 31, 1998                  4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 1999 and March 31, 1998                         5

         Notes to Consolidated Financial Statements                      6-7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     8-11

PART II. OTHER INFORMATION

         Item 2. Use of Proceeds from Registered Securities              12

         Item 6. Exhibits and Reports Filed on Form 8-K                  13

SIGNATURE                                                                14

EXHIBIT INDEX                                                            15

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             MARCH 31,      JUNE 30,
                                                                               1999           1998
                                                                             ---------      --------
                                                                            (UNAUDITED)
ASSETS
Current assets:
       Cash and cash equivalents                                              $ 7,955        $ 6,054
       Marketable securities                                                    5,980         10,077
       Trade accounts receivable, net of allowances of $291 and
           $218 at March 31, 1999 and June 30, 1998, respectively              18,509         17,143
        Contracts in progress                                                     668             --
        Inventory                                                              10,451          9,125
        Deferred income taxes, net                                              1,669          1,669
        Prepaid expenses and other current assets                                 983          1,255
                                                                              -------        -------
            Total current assets                                               46,215         45,323

       Marketable securities                                                   18,577         18,889
       Property and equipment, net                                             23,551          8,466
       Capitalized software costs, net                                            449            104
       Deferred income taxes, net                                                 429            429
       Other assets                                                               266            358
                                                                              -------        -------

            Total assets                                                      $89,487        $73,569
                                                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY Current
liabilities:
       Accounts payable                                                       $ 5,235        $ 3,368
       Accrued expenses                                                         4,477          2,804
       Accrued compensation                                                     4,572          3,316
       Billings in excess of revenues and customer advances                       942          1,017
       Income taxes payable                                                     1,692          2,024
                                                                              -------        -------
            Total current liabilities                                          16,918         12,529

Commitments and contingencies (Note E)                                             --             --

Stockholders' equity:
       Preferred stock, $.01 par value; 1,000,000 shares authorized and
            none issued and outstanding                                            --             --
       Common stock, $.01 par value; 25,000,000 shares authorized,
            10,279,653 and 9,973,491 shares issued and outstanding at
            March 31, 1999 and June 30, 1998, respectively                        103            100
       Additional paid-in capital                                              28,075         25,961
       Retained earnings                                                       44,455         35,483
       Accumulated other comprehensive income                                     (64)          (179)
       Related parties notes receivable                                            --           (325)
                                                                              -------        -------
             Total stockholders' equity                                        72,569         61,040
                                                                              -------        -------

             Total liabilities and stockholders' equity                       $89,487        $73,569
                                                                              =======        =======


   The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
                                                 1999           1998           1999          1998
                                               -------        -------        -------       -------

Net revenue                                    $27,225        $22,364        $76,885       $62,027
Cost of revenue                                  8,229          7,832         25,295        21,776
                                               -------        -------        -------       -------

          Gross profit                          18,996         14,532         51,590        40,251

 Operating expenses:
     Selling, general and administrative         8,668          7,104         24,330        20,595
     Research and development                    5,373          3,749         14,749        10,535
                                               -------        -------        -------       -------

          Total operating expenses              14,041         10,853         39,079        31,130

Income from operations                           4,955          3,679         12,511         9,121

Interest income, net                               313            263          1,008           713
Other income (expenses), net                       (24)            (7)           282           (50)
                                               -------        -------        -------       -------

Income before income taxes                       5,244          3,935         13,801         9,784

Provision for income taxes                       1,835          1,495          4,829         3,765
                                               -------        -------        -------       -------

          Net income                           $ 3,409        $ 2,440        $ 8,972       $ 6,019
                                               =======        =======        =======       =======

Net income per share:

          Basic                                $  0.33        $  0.29        $  0.89       $  0.95
                                               =======        =======        =======       =======
          Diluted                              $  0.31        $  0.24        $  0.83       $  0.69
                                               =======        =======        =======       =======

Weighted average shares outstanding:

         Basic                                  10,236          8,476         10,127         6,333
                                               =======        =======        =======       =======
         Diluted                                10,888          9,991         10,765         8,778
                                               =======        =======        =======       =======




   The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                      1999            1998
                                                                    ------------------------

Cash flows provided from operating activities:
Net income                                                          $  8,972        $  6,019
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     2,978           2,438
     Deferred income taxes                                                --            (332)
     Provision for doubtful accounts                                     116              --
     Changes in assets and liabilities:
         Trade accounts receivable                                    (1,326)         (4,686)
         Contracts in progress                                          (668)          1,096
         Inventory                                                    (1,415)         (1,671)
         Prepaid expenses and other current assets                       308            (586)
         Other assets                                                     70             (31)
         Accounts payable                                              1,866              72
         Accrued expenses and compensation                             2,926           2,580
         Billings in excess of revenues and customer advances            (67)         (1,349)
         Income taxes payable                                           (338)           (610)
                                                                    --------        --------

             Net cash provided by operating activities                13,422           2,940

Cash flows from investing activities:
     Sale of marketable securities                                    76,609              --
     Purchases of marketable securities                              (72,204)        (15,858)
     Purchases of property and equipment                             (17,618)         (4,172)
     Capitalized software development costs
                                                                        (775)            (65)
     Notes receivable from related parties                               325              --
                                                                    --------        --------
             Net cash used in investing activities                   (13,663)        (20,095)

Cash flows from financing activities:
     Net proceeds from issuance of common stock                           --          18,578
     Proceeds from exercise of stock options and warrants              2,117             363
                                                                    --------        --------

             Net cash provided by financing activities                 2,117          18,941
                                                                    --------        --------

Effect of exchange rate change on cash and cash equivalents               25             209
                                                                    --------        --------

Net change in cash and cash equivalents                                1,901           1,995

Cash and cash equivalents at beginning of period                       6,054          15,193
                                                                    --------        --------

Cash and cash equivalents at end of period                          $  7,955        $ 17,188
                                                                    ========        ========

Cash paid during the period for:
     Interest                                                             --              --
     Income taxes                                                   $  4,361        $  4,720

   The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

These consolidated financial statements should be read in conjunction with the Company's financial statements and footnotes included in the Company's Form 10K for fiscal year 1998 filed with the Securities and Exchange Commission. The interim financial data as of March 31, 1999 and for the three and nine months ended March 31, 1999 and March 31, 1998 are unaudited; however, in the opinion of Mercury Computer Systems Inc, (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods.

B.  INVENTORY

                                                MARCH 31, 1999     JUNE 30, 1998
                                                (IN THOUSANDS)    (IN THOUSANDS)
                                                --------------    --------------

Raw materials                                      $ 3,499             $4,707
Work in process                                      4,013              2,814
Finished goods                                       2,939              1,604
                                                   -------             ------

     Total                                         $10,451             $9,125
                                                   =======             ======

C.  NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                             THREE MONTHS                NINE MONTHS
                                                                            ENDED MARCH 31,            ENDED MARCH 31,
                                                                           1999         1998          1999         1998
                                                                         -------       ------       -------       ------
Net income                                                               $ 3,409       $2,440       $ 8,972       $6,019
Shares used in computation:
Weighted average common shares
     outstanding used in computation of basic net income per share        10,236        8,476        10,127        6,333
Dilutive effect of convertible preferred stock                                --          852            --        1,989
Dilutive effect of stock options                                             652          663           638          456
                                                                         -------       ------       -------       ------
Shares used in computation of diluted net income per share                10,888        9,991        10,765        8,778
                                                                         =======       ======       =======       ======

Basic net income per share                                               $  0.33       $ 0.29       $  0.89       $ 0.95
                                                                         =======       ======       =======       ======
Diluted net income per share                                             $  0.31       $ 0.24       $  0.83       $ 0.69
                                                                         =======       ======       =======       ======

Options to purchase 78,667 and 0 shares of common stock outstanding during the three months ended March 31, 1999 and March 31, 1998, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. Options to purchase 56,016 and 5,980 shares of common stock were outstanding during the nine months ended March 31, 1999 and March 31, 1998, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

D.  COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows (in thousands):

                                                       THREE MONTHS                NINE MONTHS
                                                      ENDED MARCH 31,             ENDED MARCH 31,
                                                    1999          1998          1999          1998
                                                   ------        ------        ------        ------
Net income                                         $3,409        $2,440        $8,972        $6,019

Other comprehensive income, net of tax:
    Foreign currency translation adjustments          (38)          (40)           77           (41)
    Unrealized gains/(losses) on securities           (15)           --            (2)           --
                                                   ------        ------        ------        ------
Other comprehensive income                            (53)          (40)           75           (41)

Total comprehensive income                         $3,356        $2,400        $9,047        $5,978
                                                   ======        ======        ======        ======

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

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this statement's provisions for its 2000 fiscal year which commences on July 1, 1999. Management does not expect the statement to have a material impact on its financial position or results of operations.

On June 15, 1998 the FASB issued SFAS No. 133 " Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt this statement's provisions for its 2000 fiscal year which commences on July 1, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

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

RESULTS OF OPERATIONS:

REVENUES

The Company's total revenues increased 22% from $22.4 million during the three months ended March 31, 1998 to $27.2 million during the three months ended March 31, 1999. The Company's total revenues increased 24% from $62.0 million during the nine months ended March 31, 1998 to $76.9 million during the nine months ended March 31, 1999.

Defense electronics revenues increased 24% from $17.6 million or 79% of total revenues during the three months ended March 31, 1998 to $21.7 million or 80% of total revenues during the three months ended March 31, 1999. Defense electronics revenues increased 22% from $48.4 million or 78% of total revenues during the nine months ended March 31, 1998 to $58.7 million or 76% of total revenues during the nine months ended March 31, 1999. Increases in defense electronic revenues were due primarily to continued strong unit demand for defense electronics products, largely comprised of advanced military applications in radar, sonar and airborne surveillance.

Medical imaging revenues increased 45% from $2.6 million or 11% of total revenues during the three months ended March 31, 1998 to $3.8 million or 14% of total revenues during the three months ended March 31, 1999. Medical imaging revenues increased 46% from $7.7 million or 12 % of total revenues during the nine months ended March 31, 1998 to $11.2 million or 15% of total revenues during the nine months ended March 31, 1999. Increases in medical imaging revenues are reflective of the Company's ongoing investment in this business, expansion into new modalities and the resulting increased unit demand.

Other revenues, which include the Shared Storage and other commercial businesses, decreased 23% from $2.2 million or 10% of total revenues during the three months ended March 31, 1998 to $1.7 million or 6% of total revenues during the three months ended March 31, 1999. Other revenues increased 17% from $5.9 million or 10% of total revenues during the nine months ended March 31, 1998 to $7.0 million or 9% of total revenues during the nine months ended March 31, 1999. The decrease in other revenues, third quarter versus third quarter, are due primarily to a decline in unit demand in the Company's other commercial businesses, offset in part by an increase in unit demand in the Shared Storage business. The increase in other revenues during the nine month period, year over year, are attributable to a sharp increase in the Shared Storage business while the Company's commercial business has decreased slightly over the same period.

COST OF REVENUES

Cost of revenues increased 5% from $7.8 million or 35% of total revenues during the three months ended March 31, 1998 to $8.2 million or 30% of total revenues during the three months ended March 31, 1999. Cost of revenues increased 16% from $21.8 million or 35% of total revenues during the nine months ended March 31, 1998 to $25.3 million or 33% of total revenues during the nine months ended March 31, 1999. Cost increases, in absolute terms, are the result of increased sales volume. Cost as a percent of revenues, particularly during the third quarter, reflects favorable product mix, component cost reductions and modest efficiency gains.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 22% from $7.1 million or 32% of total revenues during the three months ended March 31 1998 to $8.7 million or 32% of total revenues during the three months ended March 31, 1999. Selling, general and administrative expenses increased 18% from $20.6 million or 33% of total revenues during the nine months ended March 31, 1998 to $24.3 million or 32% of total revenues during the nine months ended March 31, 1999. These increases reflect the hiring of additional sales and administrative personnel, information system investments, increased commissions and marketing related costs, all of which are associated with higher sales volume.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 43% from $3.7 million or 17% of total revenues during the three months ended March 31, 1998 to $5.4 million or 20% of total revenues during the three months ended March 31, 1999. Research and development expenses increased 40% from $10.5 million or 17% of total revenues during the nine months ended March 31, 1998 to $14.7 million or 19% of total revenues during the nine months ended March 31, 1999. The increase was primarily due to the hiring of additional engineers required to enhance the features and functionality of current products as well as to develop next generation products. Expenses are running higher than management's initial target levels as the Company is working on strategic development programs to deliver important new technologies in support of market requirements.

INCOME FROM OPERATIONS

Income from operations increased 35% from $3.7 million or 16% of total revenues during the three months ended March 31, 1998 to $5.0 million or 18% of total revenues during the three months ended March 31, 1999. Income from operations increased 37% from $9.1 million or 15% of total revenues during the nine months ended March 31, 1998 to $12.5 million or 16% of total revenues during the nine months ended March 31, 1999.

Included in income from operations during the three months ended March 31, 1998 were $300,000 in hardware and software revenues and $1.1 million in direct expenses related to the Shared Storage business. Included in income from operations during the three months ended March 31, 1999 were $424,000 in hardware and software revenues and $937,000 in direct expenses related to the Shared Storage business. Included in income from operations during the nine months ended March 31, 1998 were $385,000 in hardware and software revenues and $2.6 million in direct expenses related to the Shared Storage business. Included in income from operations during the nine months ended March 31, 1999 were $1.7 million in hardware and software revenues and $3.0 million in direct expenses related to the Shared Storage business. Direct expenses include product cost, selling and marketing, service and integration as well as development costs.

INTEREST INCOME, NET

Interest income, net, increased 19% from $263,000 during the three months ended March 31, 1998 to $313,000 during the three months ended March 31, 1999. Interest income, net, increased 41% from $713,000 during the nine months ended March 31, 1998 to $1.0 million during the nine months ended March 31, 1999. These increases reflect higher average cash balances attributable, primarily, to the Company's initial public offering. Lower yields achieved on investments offset these higher average balances. These lower yields reflect a shift in investment strategy from taxable instruments to non-taxable instruments.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $1.5 million during the three months ended March 31, 1998 reflecting a 38% tax rate as compared to a $1.8 million tax provision during the three months ended March 31, 1999, reflecting a 35% tax rate. The Company recorded a tax provision of $3.8 million during the nine months ended March 31, 1998 reflecting a 38% tax rate as compared to a $4.8 million tax provision during the nine months ended March 31, 1999 reflecting a 35% tax rate. The reduced tax rate was due, in part, to a one-time tax provision adjustment during the previous quarter to reflect Congressional extension of the research and experimentation tax credit through June, 1999. Additionally, the aforementioned shift in investment strategy from taxable money market instruments to non-taxable securities has contributed to the reduced tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash and marketable investments of approximately $32.5 million. During the nine months ended March 31, 1999, the Company generated $13.4 million in cash from operations compared to $2.9 million generated during the nine months ended March 31, 1998. The increase in cash generated from operations was due primarily to increased profitability and effective management of working capital. Days sales outstanding (DSO) decreased from 70 days at March 31, 1998 to 61 days at March 31, 1999.

During the nine months ended March 31, 1999, the Company's investing activities used cash of $13.7 million which consisted of $8.4 million for the purchase of an existing office building, $6.2 million related to the development of additional office space, $3.0 million for computers, furniture, equipment and leasehold improvements and $775,000 for capitalized software. These outflows were offset by the sale of marketable securities of $4.4 million and a reduction in notes receivable from related parties amounting to $325,000. During the nine months ended March 31, 1998, the Company's investing activities used cash of $20.1 million, consisting of $15.9 for the purchase of marketable securities, $2.9 million for computers, furniture, equipment and leasehold improvements and $1.2 million related to the development of additional office space.

During the nine months ended March 31, 1999, the Company's financing activities provided $2.1 million in cash, all related to the issuance of stock options. During the nine months ended March 31, 1998, the Company's financing activities generated proceeds of $18.6 million from the Company's initial public offering and $363,000 in cash from the issuance of stock options.

The Company believes that its available cash and cash generated from operations will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future and any final adjustments resulting from the IRS audit described in the notes to the financial statements. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

SHARED STORAGE BUSINESS UNIT
On March 1st, 1999, the company issued a Confidential Information Memorandum seeking alternative ways to fund the continuing development of the Shared Storage business unit. This business unit was created to exploit some of Mercury's innovative software developments. It has evolved into software for use in applications and market segments that, while exciting and potentially offer a large return, are outside of Mercury's core businesses and strengths. There can be no assurances that the Company will obtain such funding.

CORPORATE DEVELOPMENT
On April 13th, 1999, Mercury announced it had signed a Letter of Intent to form a new joint venture company with Sarnoff Corporation, the developer of color television and a pioneer in the creation of high-definition digital TV. Combining the intellectual property of both companies, this new venture will provide the broadcast and cable industries with products and solutions that will significantly increase the flexibility of a digital TV infrastructure. The new company will provide products and services that allow an economical entry point to DTV services, with the option of expanding performance and features to meet the demands of the evolving DTV audience. It is expected that the new corporation, to be owned 50% by each of the Company and Sarnoff, will be in place by June 30, 1999.

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

State of Readiness: Since the Company's original Y2K disclosure, the Company has reprogrammed the source code underlying its current financial and accounting software to make it Y2K compliant. Testing of the reprogrammed software is on schedule and is expected to be completed by May 31, 1999. The Company also plans to upgrade certain other business systems supporting human resources and sales information data bases. These upgrades are expected to be completed by June 30, 1999. The Company has evaluated IT systems and has concluded that the majority of such systems are compliant. Plans are in place to upgrade the remaining IT system components with an objective of bringing the entire infrastructure into compliance by June 30, 1999.

The Company continues its assessment of all current versions of its Products and believes they are Y2K compliant. The Company has determined that it is not feasible to test all prior versions of its Products. To assess whether material third parties with whom the Company conducts business (including professional service providers) are Y2K compliant, the Company is engaged in activities to examine their state of readiness, primarily through the use of third party questionnaires.

Costs: Based on its investigation to date, the Company does not expect the total cost of its Y2K readiness initiative to have a material adverse effect on the Company's business or financial results. It is estimated that the cost related to Y2K will fall between $100,000 and $500,000.

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

                         MERCURY COMPUTER SYSTEMS, INC.
                           PART II. OTHER INFORMATION

(d)  Use of Proceeds from Registered Securities.

During the three months of January, February and March 1999, the Company used approximately $1.4 million of proceeds received from the sale of 2,000,000 shares in the Company's initial public offering which closed on February 4, 1998 for the construction of an additional facility as discussed in the Company's Form 10K for fiscal year 1998 filed with the Securities and Exchange Commission. The Company intends to own and occupy the majority of this newly constructed building, which consists of 91,000 square feet. A portion of the building will be leased to an unaffiliated third party. The Company has also purchased its current headquarters building for $8.4 million which consists of 96,000 square feet. The Company is currently exploring financing alternatives for both of these properties.

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






                                MERCURY COMPUTER SYSTEMS, INC.

Date: May 12, 1999              By: /s/ G. MEAD WYMAN
                                    --------------------------------------------
                                    G. Mead Wyman
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                         MERCURY COMPUTER SYSTEMS, INC.
                                  EXHIBIT INDEX

Exhibit
Item #
-------

27.1       Financial Data Schedule