Form 10-K
period 1999-06-30
MERCURY COMPUTER SYSTEMS INC
filed 1999-09-27
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         (MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       COMMISSION FILE NUMBER - 000-23599

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

                (978) 256-1300                                         NASDAQ NATIONAL MARKET
(Registrant's telephone number including area code)             (Name exchange on which registered)

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

Yes  [X]  No  [ ]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of August 31, 1999: $269,402,562.

Shares of Common Stock outstanding as of August 31, 1999: 10,361,637 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrant's Annual Report to Shareholders for the year ended June 30, 1999 is incorporated by reference into parts I and II of this report.

Portions of the Registrant's definitive Proxy Statement for its special meeting in lieu of the 1999 Annual Meeting of Stockholders to be held on November 18, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

                            Exhibits Index on Page 18

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Mercury Computer Systems, Inc. (the "Company" or "Mercury") designs, manufactures and markets high performance, real-time digital signal processing computer systems that transform sensor generated data into information which can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. Mercury's system architecture is specifically designed for digital signal processing ("DSP") applications, which are typically, computation intensive and require I/O capacity and interprocessor bandwidth not available on a general purpose PC or workstation.

    The two primary markets for Mercury's products are defense electronics and medical diagnostic imaging. Both of these markets have computing needs which benefit from the unique system architecture developed by the Company. Mercury's computer systems are generally used on real-world signal data to enable a military commander to "see" the battle space through natural barriers such as clouds, darkness, water or foliage, so that the position and strength of the enemy can be determined, or to enable a physician to "see" within the body instead of performing invasive surgery.

    During the past several years, the majority of the Company's revenues have been generated from sales of its products to the defense electronics market, generally for use in reconnaissance and intelligence gathering systems. The Company's activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. The Company has established relationships with many of the major prime contractors to the worldwide defense industry, including Lockheed Martin Corporation, Hughes Aircraft Company, Raytheon Systems Company, Northrop Grumman Corporation, MIT/Lincoln Laboratory, GEC Marconi Limited, Ericsson Microwave Systems AB, MATRA Systems & Information, Mitsubishi Heavy Industries, Ltd., British Aerospace and a prime contractor owned by the Israeli Ministry of Defense.

    Medical diagnostic imaging is the other primary market currently served by the Company. Mercury's computer systems are embedded in Magnetic Resonance Imaging ("MRI"), Computed Tomography ("CT") and Positron Emission Tomography ("PET") machines. Mercury has supplied computer systems for use in several of GE Medical Systems' diagnostic imaging systems since 1987, and has established relationships with Siemens Medical Systems, Inc., and Picker International. The major medical imaging manufacturers are currently developing the next generation of MRI, CT and digital x-ray machines, which are expected to provide better performance at lower cost. Mercury has secured design wins on programs with certain of the major medical imaging manufacturers for their next generation MRI, CT and digital x-ray machines.

    Mercury's computer systems are designed to process continuous streams of data from sensors attached to radar, sonar, medical imaging equipment and other devices. The resulting image is transmitted to the battlefield commander, pilot, technician or physician in order to assist in the decision making or diagnostic process. Due to the nature of the applications in which many of Mercury's computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. The Company employs the RACEway Interconnect, an industry standard system area network developed by Mercury, which allows for high interprocessor bandwidth and I/O capacity. The Company uses its proprietary ASICs to integrate microprocessors, memory and related components into the RACEway Interconnect to provide optimum system performance. The Company uses industry standard processors, such as Motorola's PowerPC and Analog Devices' SHARC, in the same system. The Company believes that the RACEway Interconnect and its proprietary ASICs, working together with a group of mixed microprocessors in the same system, allow the most efficient use of space and power with an optimal price/performance ratio.

    Since July 1996, Mercury has targeted the emerging shared storage market for introduction of a new product which draws on the Company's core competencies in systems engineering and the development of real-time software. This business unit was created to exploit some of Mercury's innovative software developments. It has evolved into software for use in applications and market segments that, while exciting and potentially offering a large return, are outside of Mercury's core businesses and strengths. The Company has therefore issued an offering memorandum seeking alternative ways to fund the continuing development of this business.

INDUSTRY BACKGROUND

    Defense Electronics

    Digital signal processing computer systems are embedded into air, sea and land-based platforms for processing radar, sonar and signal intelligence applications. The Company believes that an important factor underlying the development of this market is a continuing desire by military commanders for increased battle space information, which can be obtained through radar, sonar, signal intelligence and image intelligence systems. Military commanders also need more powerful computers with similar attributes in order to conduct dynamic battle simulations and mission planning tasks utilizing today's complex weapons systems.

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

    Mercury's medical OEM customers consist of the leading manufacturers of diagnostic imaging equipment. They include GE Medical, headquartered in Wisconsin, GE Medical Systems Europe in France, GE Yokugawa Medical Systems in Japan, Siemens Medical in Germany, and Picker International. These companies have adopted Mercury's PCI or VME computer systems as part of their developments in either MRI, CT, or digital x-ray systems and, in the case of some companies, multiple types of systems. The Company has supplied GE Medical with computer systems for use in three successive generations of MRI machines from 1987 through the present, as well as for use in other GE Medical equipment, such as PET. In addition, GE Medical and Siemens Medical, the two leading global suppliers of medical imaging equipment, have awarded contracts to Mercury to design the signal processing system for the next generation of certain of their CT medical diagnostic equipment.

    The Company is building systems based on Analog Devices' SHARC DSP processor and Motorola's Power PC processor to fulfill design wins in CT. The Company also is building a system based on the Power PC chip to fulfill a design win in digital x-ray. The Company believes that the principal reason for its medical imaging design wins is Mercury's experienced team of systems and applications engineers who work closely with the medical equipment designers and with the Company's product development engineers. This joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the medical imaging system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of Mercury products.

    AgileVision

    On September 1, 1999, the Company formed a joint venture with the Sarnoff Corporation referred to as AgileVision. The venture will use Mercury technology to design, develop, and deliver products and solutions expected to dramatically reduce the cost of digital TV infrastructure for the broadcast and cable markets. The many business uncertainties that attend the new venture make revenue projections at this time inappropriate. The joint venture does anticipate it would begin to generate revenues during fiscal 2000. Mercury's share of gains and losses will be reported as a separate line item in its profit and loss statement.

    Digital Wireless

    During the fourth quarter of fiscal 1999, the Company announced that it will pursue the digital wireless communications opportunity internally, offering its technology and expertise to manufacturers for incorporation within new generations of base stations that require substantially more flexible and powerful signal processing capabilities. Returns on Mercury's investments in fiscal 2000 and 2001 would not begin before fiscal 2001. The market opportunity, however, is very large, amounting to several hundred millions of dollars annually, and it represents an OEM business model, which Mercury understands well. In this past year, Mercury has carried out extensive activities creating a business development plan that merges its future technology with the processing requirements of the evolving wireless infrastructure.

KEY TECHNOLOGY COMPETENCIES

    Many of Mercury's customers share a common requirement: the need to process high-volume, real-time data streams. Whether from an antenna in a defense application or a medical scanner, the computer must have the ability to process incoming data as quickly as it is received. Data rates can range from a few to several hundreds of megabytes per second (or several billion bits per second). The ability to process this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the computers built by Mercury.

    Mercury has developed a set of core technical strengths specifically targeted to, and defined by, the application areas of signal, image and media processing. These technical strengths are pivotal to Mercury's success in the real-time market segments of the defense electronics and medical imaging industries and have resulted in the following developments and capabilities:

    Heterogeneous Switched-Fabric Interconnects. Mercury connects different microprocessor types (RISC, DSP and specialized computing devices) and I/O devices in a bus-less, high-bandwidth manner based on multi-stage switches in its system area network. Among the engineering developments which distinguish Mercury's systems are the RACEway Interconnect built using the multi-port RACEway crossbar chip which supports high bandwidth point-to-point data transfers and fibre channel chassis-to-chassis extensions for RACEway in large system configurations.

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

    Scalable Software. Mercury's software has been designed to scale to nearly one thousand processors in real-time environments while maintaining a high-bandwidth capability. Regardless of the number of processors, the Company's software provides the same programming environment for a software developer working with Mercury's computer systems, allowing faster time-to-market and lower life cycle maintenance costs for its customers.

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

    High Performance Class. For the highest-performance applications, Mercury offers a family of high performance systems for the most compute intensive and I/O capacity and interprocessor bandwidth demanding applications in the defense electronics market. These applications include space time adaptive processing, ground-penetrating and foliage-penetrating radar and synthetic aperture radar. These high-performance systems, known as MultiPort(TM), can scale to a thousand processors and today include compute modules based on the SHARC and PowerPC processors.

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

    Industrial PC Class. Based on the PCI bus standard, these systems use the RACEway Interconnect to provide the extended bandwidth required for real-time applications. Currently Mercury provides compute modules based on the SHARC and PowerPC processors. These systems scale to hundreds of processors and are primarily directed to the medical imaging market, which is moving from VME to PCI based designs.

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

    MC/OS Version 4.X. The MC/OS runtime operating environment allows maximum use of the RACE heterogeneous multi-computer architecture in a single-system model incorporating a consistent set of system and application programming interfaces, and a common development environment. MC/OS is supported on the high performance, VME and industrial PC classes of Mercury hardware systems. MC/OS is included in Mercury's development software package.

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

    Mercury is involved with researchers from other companies and government organizations to develop new signaling technologies using fiber optics. This has the potential for providing more bandwidth per line than conventional techniques and is directed at the 21(st) century challenges of the next generation of advanced signal processing systems. Similar cooperative developments are underway to develop open software solutions for code portability. This research is focused on developing generic applications, which can be targeted to Mercury's products through the use of industry standard tools with Mercury-specific libraries. Some of these research areas benefit from cost sharing through DARPA grants in those areas where the DoD will obtain benefit from the development.

    As of June 30, 1999, the Company had 136 people primarily engaged in engineering, research and development, including hardware and software architects, design engineers and engineers with expertise in developing medical, defense and shared storage software systems. During fiscal years 1999, 1998 and 1997, the Company's total research and development costs were approximately $20.7 million, $14.5 million, and $12.8 million, respectively.

CUSTOMER SUPPORT AND INTEGRATION

    Mercury's Customer Services Group is engaged in a full range of support functions, including training, technical program management, integration and design services, host porting services and the traditional maintenance and support services. The Company has invested in the range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. Within the Customer Services Group, the solutions systems department has developed many custom interfaces, reviewed customers' designs, developed special hardware and software components and provided program management on behalf of defense and medical customers. The capabilities of this group enable the Company to respond to the demanding individuality of many programs and have resulted in Mercury being selected for both development, high volume production and deployed programs.

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

    The Company holds four issued United States patents covering aspects of the RACE architecture, the SuperVision( debugging tool, and shared storage area network technology. In addition, the Company has one pending United States patent application covering additional aspects of the RACE architecture and the Company's Parallel Application System. The Company may file additional patent applications seeking protection for other proprietary aspects of its technology in the future. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

BACKLOG

    As of June 30, 1999, the Company had a backlog of orders aggregating approximately $52.1 million. The Company includes in its backlog, customer orders for products and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

EMPLOYEES

    At June 30, 1999, the Company employed a total of 435 persons, including 136 in research and development, 158 in sales, marketing and customer support, 60 in manufacturing and 81 in general and administration. Nine of the Company's employees are located in Europe, seven in Japan and the remainder in the U.S. None of the Company's employees are represented by a labor organization and the Company believes that its relations with employees are good. Competition for qualified personnel in the engineering fields is intense and the Company is aware that much of its future success will depend on its continued ability to attract and retain qualified personnel. The Company seeks to attract new employees by offering competitive compensation packages, including salary, bonus, stock options and employee benefits. There can be no assurance, however, that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel for the development of its business.

RISK FACTORS

    In this report, as well as oral statements made by the Company, that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below.

    DEPENDENCE ON DEFENSE ELECTRONICS BUSINESS; UNCERTAINTY ASSOCIATED WITH GOVERNMENT CONTRACTS. Sales of the Company's computer systems to the defense electronics market accounted for approximately 77%, 79%, and 81% of the Company's revenues in fiscal 1999, 1998, and 1997, respectively. Reductions in government spending on programs that incorporate the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's government contracts and subcontracts are subject to special risks, such as: delays in funding; ability of the government agency to unilaterally terminate the prime contract; reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes; increased or unexpected costs under fixed price contracts; and other factors that are not under the control of the Company. In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to the Company. No assurance can be given that such increased bargaining power will not adversely affect the Company's business, financial condition or results of operations in the future.

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

    DEPENDENCE ON KEY CUSTOMERS. The Company is dependent on a small number of customers for a large portion of its revenues. In fiscal 1999, Raytheon Systems Company, Lockheed Martin, and GE Medical accounted for 22%, 16%, and 12%, respectively, of the Company's revenues. In fiscal 1998, Raytheon Systems Company, GE Medical, and Northrup Grumman Corporation accounted for 20%, 10%, and 10%, respectively, of the Company's revenues. In fiscal 1997, Lockheed Martin and Hughes Aircraft accounted for 22% and 10%, respectively, of the Company's revenues. The Company's largest customer in the medical imaging market, GE Medical, accounted for 85%, 76%, and 72% of the Company's aggregate sales to the medical imaging market in fiscal 1999, 1998, and 1997, respectively. Customers in the defense electronics market generally purchase the Company's products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. By contrast, many customers in the medical imaging market historically have purchased the Company's products over a number of years for use in successive generations of medical imaging devices, although there can be no assurance that such past behavior will continue in the future. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenues are largely dependent upon the ability of its customers to develop and sell products that incorporate the Company's products. No assurance can be given that the Company's customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

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

    DEPENDENCE ON SUPPLIERS. Several components used in the Company's products are currently obtained from sole source suppliers. Mercury is dependent on LSI Logic Corporation for four custom designed ASICs, on Analog Devices for its SHARC processors, on International Business Machines Corporation for ball grid array packaging, on Motorola for some of its PowerPC processors and on Intel for its i860 processors. IBM may terminate its contract with the Company without cause upon thirty days notice and may cease offering products to the Company upon sixty days notice. Analog Devices may discontinue or modify any product upon 180 days notice and LSI Logic may discontinue any product upon 180 days notice. If LSI Logic, Analog Devices, IBM, Motorola or Intel were to limit or reduce the sale of such components to the Company, or if these or other suppliers to the Company were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, such events could have a material adverse effect on the Company's business, financial condition and results of operations. These sole source suppliers are subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to the Company or its customers and thereby adversely affect the Company's business and customer relationships. The Company has no guaranteed supply arrangements with its suppliers and there can be no assurance that its suppliers will continue to meet the Company's requirements. If the Company's supply arrangements are interrupted, there can be no assurance that the Company would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect the Company's financial performance since the Company may not be able to adjust product pricing to reflect the increase in component costs. The Company could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    DEPENDENCE ON MEDICAL IMAGING MARKET; POTENTIAL ADVERSE EFFECT OF HEALTH CARE REFORM. Sales of the Company's computer systems to the medical imaging market accounted for approximately 14%, 13%, and 11% of the Company's revenues in fiscal 1999, 1998, and 1997, respectively. These customers are original equipment manufacturers ("OEMs") of medical imaging devices and, as a result, any change in the demand for such devices which renders any of the Company's products unnecessary or obsolete, or any change in the technology in such devices, could have a material adverse effect on the Company's business, financial condition and results of operations. Such OEM customers, the end-users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the U.S. as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on such customers or end-users. There can be no assurance that future health care or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the U.S. and abroad will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company markets and sells its products in certain international markets, and the Company has established offices in the United Kingdom, Japan and France. Foreign revenue is based on the country in which the legal subsidiary is domiciled. Foreign revenue and long-lived assets represent less than 10% of the Company's total revenue and long-lived assets for the fiscal years ended June 30, 1999, 1998, and 1997, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable intellectual property laws, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of the Company's international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. There can be no assurance that such turmoil in the Asian financial markets will not negatively affect the sales by the Company to that region. A portion of the Company's revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international activities and, consequently, on the Company's business, financial condition or results of operations.

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

    LIMITED PROTECTION OF PROPRIETARY RIGHTS; POTENTIAL INFRINGEMENT OF THIRD PARTY RIGHTS. There can be no assurance that the Company's means of protecting its proprietary rights in the U.S. or abroad will be adequate, or that others will not develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. In addition, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. See "Item 1. Business - Intellectual Property and Proprietary Rights."

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

ITEM 2.  PROPERTIES

    The Company's headquarters consist of two buildings approximating 187,000 square feet of space in Chelmsford, Massachusetts. These two buildings were purchased by the Company during fiscal 1999. The Company also maintains offices near Los Angeles and San Jose, California, and in Lowell, Massachusetts, Dallas, Texas, Chanhassen, Minnesota, Madison, Wisconsin, Port St Lucie, Florida, Bellevue, Washington and Vienna, Virginia and has international offices in the United Kingdom, France and Japan.

ITEM 3.  LEGAL PROCEEDINGS

    To the Company's knowledge, there are no pending legal proceedings, which are, material to the Company or its business to which it is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

    The information contained under the heading "Market Information" on page 27 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999 is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information contained under the heading "Selected Financial Data" on page 17 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999 is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 26 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999 is incorporated herein by reference and is filed herewith as Exhibit
13.1. This information should be read in conjunction with the related consolidated financial statements incorporated by reference under Item 8.

ITEM 7(A)  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The information contained under the heading "Quantitative and Qualitative Disclosure About Market Risk" on page 26 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999 is incorporated herein by reference and is filed herewith as Exhibit 13.1

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information contained in the consolidated financial statements, notes to consolidated financial statements, report of independent accountants and supplementary information (unaudited) on pages 28 through 47 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999 is incorporated herein by reference and is filed herewith as Exhibit 13.1.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company had loaned James R. Bertelli, President of the Company, an aggregate of $200,000, of which $150,000 accrued interest at an annual rate of 9.75% and $50,000 accrued interest at an annual rate of 10.5%. In addition, the Company had loaned Albert Belle Isle, a Director of the Company, an aggregate of $125,000, of which $100,000 accrued interest at an annual interest rate of 8% and $25,000 accrued interest at 9.25%. The notes evidencing such obligations of Mr. Bertelli and Dr. Belle Isle were paid in full in October, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

    The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.  Financial statements:

    Report of Independent Accountants
    Consolidated Balance Sheets as of June 30, 1999 and 1998
    Consolidated Statements of Operations for the years ended June 30, 1999,
      1998, and 1997
    Consolidated Statements of Stockholders' Equity for the years ended June 30,
      1999, 1998, and 1997
    Consolidated Statements of Cash Flows for the years ended June 30, 1999,
      1998, and 1997
    Notes to Consolidated Financial Statements

2.  Financial Statement Schedule:


II.  Valuation and Qualifying Accounts

                         MERCURY COMPUTER SYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                BALANCE AT                                     BALANCE
                BEGINNING       CHARGES TO                     AT END
                OF PERIOD       EXPENSES       DEDUCTIONS      OF PERIOD
                ---------       --------       ----------      ---------
     Allowance for Doubtful Accounts

     1999         $218            $249             91            $376
     1998          119              99            $--             218
     1997           80              40            $ 1             119

                BALANCE AT                                     BALANCE
                BEGINNING       CHARGES TO                     AT END
                OF PERIOD       EXPENSES       DEDUCTIONS      OF PERIOD
                ---------       --------       ----------      ---------
     Inventory Reserve

     1999        $1,857          $2,786          $1,604         $3,039
     1998         1,723           1,583           1,449          1,857
     1997         1,246             504              27          1,723

    Charges to expenses for inventory are due to program cancellations, engineering change orders and obsolescence. Deductions are recorded when the inventory is written off. The Company wrote off $1,604,000 and $1,449,000 during the years ended June 30, 1999 and 1998, respectively, in inventory relating primarily to engineering change orders and obsolescence.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Mercury Computer Systems, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 29, 1999, except for the information in the first and second paragraph of Note L as to which date is August 27, 1999 and September 1, 1999, respectively, in the Annual Report to Shareholders of Mercury Computer Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in item 14 (a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Boston, Massachusetts
July 29, 1999

3.  Exhibits:

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 18, which is incorporated herein by reference.

(b)  Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 14, 1999.

                                          MERCURY COMPUTER SYSTEMS, INC.

                                          By: /s/ G. MEAD WYMAN
                                          --------------------------------------
                                          G. MEAD WYMAN
                                          SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER AND TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                       TITLE(S)                    DATE

/s/ JAMES R. BERTELLI     President, Chief Executive Officer  September 14, 1999
------------------------  and Director (principal executive
JAMES R. BERTELLI         officer)

/s/ G. MEAD WYMAN         Senior Vice President, Chief        September 14, 1999
------------------------  Financial Officer and Treasurer
G. MEAD WYMAN             (principal financial and
                          accounting officer)

/s/ GORDON B. BATY        Director                            September 14, 1999
------------------------
GORDON B. BATY

/s/ R. SCHORR BERMAN      Director                            September 14, 1999
------------------------
R. SCHORR BERMAN

/s/ ALBERT P. BELLE ISLE  Director                            September 14, 1999
------------------------
ALBERT P. BELLE ISLE

/s/ SHERMAN N. MULLIN     Director                            September 14, 1999
------------------------
SHERMAN N. MULLIN

/s/ MELVIN SALLEN         Director                            September 14, 1999
------------------------
MELVIN SALLEN

                                  EXHIBIT INDEX

ITEM NO.   DESCRIPTION OF EXHIBIT

3.1        Restated Articles of Organization. (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
3.2        Bylaws. (incorporated herein by reference to Exhibit 3.2 of the
            Company's Registration Statement on Form S-1 (File No. 333-41139))
3.3        Articles of Amendment to Articles of Organization. (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
4.1        Form of Stock Certificate. (incorporated herein by reference to
            Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.1       1982 Stock Option Plan, as amended. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.2       1991 Stock Option Plan, as amended. (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.3       1993 Stock Option Plan for Non-Employee Directors. (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.4       1997 Stock Option Plan. (incorporated herein by reference to Exhibit
            10.4 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.5       1997 Stock Purchase Plan. (incorporated herein by reference to
            Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.6       Purchase and Sale Agreement, dated November 8, 1996 between Corcoran
            Chelmsford & Associates and Northland Development Corporation. (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.7#      Term Purchase Agreement, dated July 25, 1995 between the Company and
            Analog Devices, Inc. (incorporated herein by reference to Exhibit
            10.8 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.8#      Risk Reproduction Agreement, dated March 20, 1996, between the
            Company and LSI Logic Corporation. (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.9#      Purchase Offer Agreement for OEM Manufacturer, dated February 16,
            1995, between the Company & IBM Microelectronics Division. (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.10      Quitclaim Deed, dated October 1, 1997, executed by Corcoran
            Chelmsford & Associates Limited Partnership. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (File No. 333-41139))
10.11*     1998 Stock Option Plan
13.1* Pages 17 through 47 of the 1999 Annual Report to Stockholders of Mercury Computer Systems, Inc., a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.
21.1*      Subsidiaries of the Registrant
23.1*      Consent of PricewaterhouseCoopers L.L.P.
27.1*      Financial Data Schedule.

*  Filed with this Form 10-K.   #  Confidential treatment granted.