Form 10-Q
period 1999-09-30
MERCURY COMPUTER SYSTEMS INC
filed 1999-11-12
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999          Commission File Number 0-23599

                         MERCURY COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                             04-2741391
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

           199 RIVERNECK ROAD
             CHELMSFORD, MA                             01824
(Address of principal executive offices)              (Zip Code)

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

                         YES  X                  NO
                             ---                    ---

    Number of shares outstanding of the issuer's classes of common stock as of October 29, 1999:

                 Class                          Number of Shares Outstanding
 --------------------------------------         ----------------------------
 Common Stock, par value $.01 per share                  10,420,177





                            Total number of pages 15

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and
           June 30, 1999                                                  3

         Consolidated Statements of Operations for the Three Months
           Ended September 30, 1999 and September 30, 1998                4
         Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1999 and September 30, 1998                5

         Notes to Consolidated Financial Statements                      6-8

         Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-12

         Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk                                            13

PART II. OTHER INFORMATION

         Item 2. Use of Proceeds from Registered Securities              13

         Item 6. Exhibits and Reports Filed on Form 8-K                  13

SIGNATURE                                                                14

EXHIBIT INDEX                                                            15

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                         September 30,  June 30,
                                                             1999        1999
                                                          -----------   -------
                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $  8,759    $ 3,676
  Marketable securities                                       19,772     12,762
  Trade accounts receivable, net of allowance for doubtful
    accounts of $360 and $376 at September 30, 1999
    and June 30, 1999, respectively                           24,277     28,915
  Inventory                                                   13,318     12,431
  Deferred income taxes, net                                   2,617      2,617
  Prepaid expenses and other current assets                      990      1,392
                                                            --------    -------
    Total current assets                                      69,733     61,793

Marketable securities                                          8,168      8,978
Investment in joint venture                                    1,985         --
Property and equipment, net                                   25,020     25,325
Deferred income taxes, net                                       668        668
Other assets                                                     635        747
                                                            --------    -------

    Total assets                                            $106,209    $97,511
                                                            ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  3,075    $ 5,580
  Accrued expenses                                             3,014      3,694
  Accrued compensation                                         5,109      4,292
  Capital lease - short term                                     469        434
  Billings in excess of revenues and customer advances         1,158      3,169
  Income taxes payable                                         6,649      2,312
                                                            --------    -------
    Total current liabilities                                 19,474     19,481

Capital lease - long term                                        540        590

Stockholders' equity:
    Common stock, $.01 par value: 25,000,000 shares
      authorized; 10,366,037 and 10,310,877 shares
      issued and outstanding At September 30, 1999
      and June 30, 1999, respectively                            104        103
    Additional paid-in capital                                28,860     28,515
    Retained earnings                                         57,237     48,945
    Accumulated other comprehensive loss                          (6)      (123)
                                                            --------    -------

      Total stockholders' equity                              86,195     77,440
                                                            --------    -------

      Total liabilities and stockholders' equity            $106,209    $97,511
                                                            ========    =======


The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and In thousands except per share data)

                                                 Three months ended
                                                   September 30,
                                                 1999         1998
                                                -------      -------

Net revenue                                     $37,863      $24,062
Cost of revenue                                  10,037        8,460
                                                -------      -------

       Gross profit                              27,826       15,602

Operating expenses:
       Selling, general and administrative        9,105        7,358
       Research and development                   5,537        4,707
                                                -------      -------

       Total operating expenses                  14,642       12,065
                                                -------      -------

Income from operations                           13,184        3,537

Interest income, net                                304          369
Equity loss in joint venture                       (515)          --
Other income (expenses), net                        (16)          45
                                                -------      -------

Income before income taxes                       12,957        3,951

Provision for income taxes                        4,665        1,422
                                                -------      -------

Net income                                      $ 8,292      $ 2,529
                                                =======      =======
Net income per share
       Basic                                    $   .80      $   .25
                                                =======      =======
       Diluted                                  $   .75      $   .24
                                                =======      =======

Weighted average shares outstanding
       Basic                                     10,344       10,026
                                                =======      =======
       Diluted                                   11,083       10,620
                                                =======      =======




The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                            Three months ended
                                                               September 30,
                                                              1999       1998
                                                            --------   -------

Cash flows provided from operating activities:
Net income                                                  $  8,292   $ 2,529
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
  Depreciation and amortization of property and equipment      1,179       830
  Amortization of capitalized software development costs          78       121
  Equity loss  in joint venture                                  515        --
  Provision for inventory write-downs                          1,247     1,625
  Changes in assets and liabilities:
    Trade accounts receivable                                  4,671    (2,798)
    Inventory                                                 (2,117)      (59)
    Prepaid expenses and other current assets                    408       197
    Other assets                                                  41         9
    Accounts payable                                          (2,510)      563
    Accrued expenses and compensation                            126       736
    Billings in excess of revenues and customer advances      (2,011)     (172)
    Income taxes payable                                       4,334       448
                                                            --------   -------

      Net cash provided by operating activities               14,253     4,029
                                                            --------   -------

Cash flows from investing activities:

  Purchase of marketable securities                          (17,482)   (8,963)
  Sale of marketable securities                               11,263     8,651
  Purchases of property and equipment                           (755)   (2,737)
  Investment in joint venture                                 (2,500)       --
  Capitalized software development costs                          --      (225)
                                                            --------   -------

      Net cash used in investing activities                   (9,474)   (3,274)
                                                            --------   -------

Cash flows from financing activities:
  Proceeds from exercise of stock options                        344       421
  Principal payments under capital lease obligations            (110)      (49)
                                                            --------   -------

      Net cash provided by financing activities                  234       372
                                                            --------   -------

Net increase in cash and cash equivalents                      5,013     1,127

Effect of exchange rate change on cash and cash equivalents       70        26

Cash and cash equivalents at beginning of period               3,676     6,054
                                                            --------   -------

Cash and cash equivalents at end of period                  $  8,759   $ 7,207
                                                            ========   =======

Cash paid during the period for:
   Interest                                                 $     19   $    --
   Income taxes                                                  265       844


The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

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

B.  INVENTORY

                                                 SEPTEMBER 30,    JUNE 30,
                                                     1999          1999
                                                    -------       -------

Raw materials                                       $ 3,723       $ 3,508
Work in process                                       8,295         6,841
Finished goods                                        1,300         2,082
                                                    -------       -------

     Total                                          $13,318       $12,431
                                                    =======       =======

C.  NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1999           1998
                                                        -------       -------

Net income                                              $ 8,292       $ 2,529
                                                        =======       =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share       10,344        10,026
Dilutive effect of stock options                            739           594
                                                        -------       -------

Shares used in computation of diluted net
      income per share
                                                         11,083        10,620
                                                        =======       =======

Basic net income per share                              $   .80       $   .25
                                                        =======       =======
Dilutive net income per share                           $   .75       $   .24
                                                        =======       =======

Options to purchase 25,587 and 83,538 shares of common stock were outstanding during the three months ended September 30, 1999 and September 30, 1998, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

D.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for its fiscal year 2001, which commences on July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

E.       COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1999        1998
                                                  ------      ------

Net income                                        $8,292      $2,529

Other comprehensive income, net of tax:
     Foreign currency translation adjustments         88          17
     Unrealized gain or (loss) on securities         (12)         27
                                                  ------      ------

Other comprehensive income                            76          44
                                                  ------      ------

Total comprehensive income                        $8,368      $2,573
                                                  ======      ======

F.       OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company has eight principal operating segments: North American defense and commercial, medical imaging, international defense and commercial, shared storage, digital wireless, digital video, research and development, and other commercial businesses. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments: North American defense and commercial segment, medical imaging segment, shared storage segment, other defense and commercial segment, and research and development segment. The other defense and commercial segment is comprised of international defense and commercial, digital wireless, digital video, and other commercial businesses unrelated to the defense, medical imaging or shared storage businesses.

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Operating segment information for the three month period ended September 30, 1999:

                                           North
                                          American                          Other Defense    Research
                                         Defense and   Medical     Shared        and            and
                                         Commercial    Imaging     Storage    Commercial    Development
                                         Segment (2)   Segment     Segment      Segment       Segment    Corporate   Consolidated
                                         -----------   -------     -------      -------       -------    ---------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999:
Sales to unaffiliated customers            $30,253      $4,961      $ 372       $2,277            --           --       $37,863
Income (loss) before taxes (1)              21,939       2,018       (549)         399        (5,225)      (5,625)       12,957
Depreciation/amort. expense                     34          11         21           34           272          885         1,257

THREE MONTHS ENDED SEPTEMBER 30, 1998:
Sales to unaffiliated customers            $18,395      $3,132      $ 563       $1,972            --           --       $24,062
Income (loss) before taxes (1)              11,505       1,278       (389)         661        (4,475)      (4,629)        3,951
Depreciation/amort. expense                     36          20         19           35           266          575           951

(1) Interest income, interest expense and foreign exchange gain/(loss) are reported in Corporate and not allocated to the principal operating segments. Only expenses directly related to an operating segment were charged to the appropriate operating segment. All other expenses for marketing and administrative support activities that could not be specifically identified with a principal operating segment were allocated to Corporate.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


(2) The North American defense and commercial segment differs in definition from the defense market segment described in the Company's management discussion and analysis ("MD&A"). The defense market segment in the MD&A refers to the worldwide defense market. The North American defense and commercial segment is an operating segment as defined by Statement No. 131 and includes (I) the defense business in North America and (ii) a portion of the Company's North American commercial business.

G.       SUBSEQUENT EVENT

On November 3, 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes ("the Notes"), due November 2014. The total principal value of the Notes amount to $14,500,000. The Company's corporate headquarters and an adjacent building with a combined cost basis of $17,670,000, secure the Notes.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" which involve risks and uncertainties. The words "may," "will," "expect," "anticipate," "continue", "estimate", "project," "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Important factors that may cause the Company's actual results to differ from forward-looking statements are referenced in the Company's Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:
REVENUES

The Company's total revenues increased 57% from $24.1 million during the three months ended September 30, 1998 to $37.9 million during the three months ended September 30, 1999.

Defense electronics revenues increased 73% from $17.8 million or 74% of total revenues during the three months ended September 30, 1998 to $30.6 million or 81% of total revenues during the three months ended September 30, 1999. The increase in revenues was due primarily to continued strong unit demand for defense electronics products, largely comprised of, advanced military applications in radar, sonar and airborne surveillance.

Medical imaging revenues increased 58% from $3.1 million or 13% of total revenues during the three months ended September 30, 1998 to $5.0 million or 13% of total revenues during the three months ended September 30, 1999. The increase in medical imaging revenues reflects the Company's ongoing investment in this business, expansion into new modalities and the resulting increased unit demand.

Other revenues decreased 28% from $3.2 million or 13% of total revenues during the three months ended September 30, 1998 to $2.3 million or 6% of total revenues during the three months ended September 30, 1999.

COST OF REVENUES

Cost of revenues increased 19% from $8.5 million during the three months ended September 30, 1998 to $10.0 million during the three months ended September 30, 1999. As a percent of total revenues, cost of revenues decreased from 35% for the three months ended September 30, 1998 to 26% for the three months ended September 30, 1999. This decrease in cost as a percentage of revenue was primarily due to a decline in component costs and the relationship of fixed manufacturing costs to the higher level of sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 24% from $7.4 million during the three months ended September 30, 1998 to $9.1 million during the three months ended September 30, 1999. These increases reflect the hiring of additional sales and administrative personnel, increased commissions associated with higher sales volume, and the ongoing development of the Company's financial, administrative and management infrastructure to support the Company's growth.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 18% from $4.7 million during the three months ended September 30, 1998 to $5.5 million during the three months ended September 30, 1999. The increase was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the

Company's products in response to increased demand for next generation products.

INCOME FROM OPERATIONS

Income from operations increased 273% from $3.5 million during the three months ended September 30, 1998 to $13.2 million during the three months ended September 30, 1999. This increase is associated with higher sales volume coupled with improved operating efficiency. Included in income from operations during the three months ended September 30, 1999 were $372,000 in hardware and software revenues and $921,000 in direct expenses related to the shared storage business. Included in income from operations during the three months ended September 30, 1998 were $563,000 in hardware and software revenues and $952,000 in direct expenses related to the shared storage business. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product, including certain hardware costs.

EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed a new joint venture company ("AgileVision") with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision will provide products and services that allow an economical entry point to DTV services, with the option of expanding performance and features to meet the demands of the evolving DTV audience. The Company's initial contribution to AgileVision was $2.5 million in cash. During the three months ended September 30, 1999, the Company recognized $515,000 in expenses related to the operation of AgileVision. No expenses were recognized during the three months ended September 30, 1998.

PROVISION FOR INCOME TAX

The Company recorded a tax rate of 36% during the three months ended September 30, 1999 as compared with a tax rate of 33% recorded during all of fiscal 1999. This increase in the tax rate is due to the expiration of the research and experimentation tax credit as of June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash and marketable investments of approximately $36.7 million. During the three months ended September 30, 1999, the Company generated approximately $14.3 million in cash from operations compared to $4.0 million generated during the three months ended September 30, 1998. The increase in cash generated from operations was primarily due to increased profitability. Days sales outstanding was 58 days at September 30, 1999 and 1998.

During the three months ended September 30, 1999, the Company's investing activities used cash of $9.5 million which consisted of $6.2 million for the purchase of marketable securities (net of sales), $2.5 million for the investment in a joint venture, and $755,000 for computers, furniture and equipment. During the three months ended September 30, 1998, the Company's investing activities used cash of $3.3 million, consisting of $1.8 million for the development of additional office space, $957,000 for computers, furniture and equipment, $312,000 for the purchase of marketable securities (net of sales) and $225,000 for capitalized software.

During the three months ended September 30, 1999 and 1998, the Company's financing activities provided approximately $234,000 and $372,000, respectively, primarily due to the exercise of stock options by employees, partially offset by payments under capital lease obligations.

On November 3, 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes ("the Notes"), due November 2014. The total principal value of the Notes amount to $14.5 million. The Company's corporate headquarters and an adjacent building with a combined cost basis of $17.7 million, secure the Notes.

Management believes that the Company's available cash, cash generated from operations, and the cash to be received from the financing arrangement described above, will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

YEAR 2000 COMPLIANCE

     The Company is aware of the potential for industry wide business disruption which could be caused by computer systems, software products and embedded micro-processing chips which may be coded to accept only two-digit entries in the date code field and may not be able to distinguish 20th century dates from 21st century dates. The Company believes it has a prudent plan in place to address these issues within our Company and our supply chain.

     State of Readiness. The Company has nearly completed the process of evaluating the Year 2000 readiness of hardware and software products sold by the Company ("Products"), information technology systems used in its operations ("IT Systems"), and its non-IT Systems such as building security, voice mail and other systems. This evaluation is being covered in a number of phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures.

     Products. The Company has completed a review of the source code for all versions of its Products sold after January 1, 1997. Based on such review the Company believes that such Products are "Year 2000 Compliant," meaning that when used properly and in conformity with the product information provided by the Company, the product furnished by the Company will accurately store, display, process, provide, and/or receive data from, into, and between 1999 and 2000, including leap year calculations, provided that all technology used in combination with the Company product properly exchanges date data with the Company product. In general, software provided by the Company does not require the user to input date fields and depends instead on date information supplied by host operating systems not manufactured by the Company. Therefore, the assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 Compliance of the system's other components, most of which are supplied by parties other than the Company. For this reason, end-users must consult with the manufacturers of host operating systems and test such systems in their entirety for Y2K compliance. The Company has determined that it is not feasible to test versions of its Products sold prior to January 1, 1997. However, based on similarities in source code between prior and current Product versions, the Company believes that versions of its Products sold prior to January 1, 1997 are Year 2000 Compliant.

     IT and Non-IT Systems. The Company has compiled a comprehensive list of the Company's IT and non IT systems. Based on the Company's internal assessment, the Company believes that most of these systems are Year 2000 compliant. The source code underlying the Company's financial and accounting software has been reprogrammed and tested using the Company's internal technical resources. The Company has determined to its satisfaction that its financial and accounting system is Year 2000 Compliant. The Company has identified three IT Systems which are not Year 2000 Compliant and the Company expects to purchase, install and test upgrades for such non-compliant systems by the end of November, 1999. The Company does not believe these three IT systems, if not adequately upgraded, will adversely affect the Company's ability to deliver product to customers or manage the operations of the Company. The Company is dependent in part upon Microsoft software products to ensure completion of this task in a timely fashion.

     Third Parties. The Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of Mercury's control. The Company has completed a questionnaire-based assessment of its primary vendors to assess their ability to continue to provide goods and services to the Company from, into and between 1999 and 2000. While the Company has received assurances from vendors regarding their Year 2000 compliance status, the Company may never be able to know with certainty whether its vendors are compliant. Failure of critical vendors to achieve Year 2000 compliance could result in delayed deliveries of products and services to the Company. If such delays are extensive, they could have a material adverse effect on the Company's business.

     Costs. Most of the Company's effort toward Year 2000 readiness is funded as ongoing operating expense. Expenditures directly related to the Year 2000 readiness program, consisting of dedicated staff and consulting services, are estimated at less than $1,000,000.
     Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent with the Year 2000 issue, resulting in large part from the uncertainty of the Year 2000 readiness of third-parties outside of the Company's control, the Company is unable to determine at this time whether the consequences of a Year 2000 failure will have a material impact on the Company's results of operations, liquidity, or financial position. The Year 2000 compliance project is expected to reduce, but not eliminate, the Company's level of uncertainty about the Year 2000 issue and in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the completion of the Year 2000-compliance project as scheduled, the possibility of significant interruptions to normal operations should be reduced.

      Contingency Plan. The Company has developed a contingency plan for its information technology infrastructure as well as non-IT elements. This plan includes provisions for additional customer and facility support. The contingency plan also includes obtaining certain component parts in December 1999 rather than January 2000 in the event vendors encounter Year 2000 problems.

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISK MANAGEMENT

There were no material changes in the Company's exposure to market risk from June 30, 1999.


PART II. OTHER INFORMATION

ITEM 2.  Use of Proceeds from Registered Securities:   None

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






                                          MERCURY COMPUTER SYSTEMS, INC.

Date: November 10, 1999                   By: /s/ G. Mead Wyman /s/
                                              --------------------------------
                                          G. Mead Wyman
                                          Senior Vice President, Chief Financial
                                             Officer and Treasurer (Principal
                                             Financial and Accounting Officer)

                         MERCURY COMPUTER SYSTEMS, INC.
                                  EXHIBIT INDEX


Exhibit
Item #
------

10.1     199 Riverneck Road LLC $6,850,000, 7.30% Note Purchase Agreement

10.2     Riverneck Road LLC $7,650,000, 7.30% Note Purchase Agreement

27.1     Financial Data Schedule