Form 10-Q
period 1999-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2000-02-14
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended December 31, 1999           Commission File Number 0-23599

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

                              YES [X]        NO [ ]

     Number of shares outstanding of the issuer's classes of common stock as of January 31, 2000:

                Class                               Number of Shares Outstanding
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                       21,112,103





                            Total number of pages 16

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1999
             and June 30, 1999                                            3

         Consolidated Statements of Operations for the Three Months
             Ended December 31, 1999 and 1998 and for the Six Months
             Ended December 31, 1999 and 1998                             4

         Consolidated Statements of Cash Flows for the Six Months
             Ended December 31, 1999 and 1998                             5

         Notes to Consolidated Financial Statements                     6-8

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 9-12

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                           13

PART II. OTHER INFORMATION

         Item 2. Use of Proceeds from Registered Securities              13

         Item 4. Submission of Matters to a Vote of Security Holders     13

         Item 6. Exhibits and Reports Filed on Form 8-K                  13

SIGNATURE                                                                14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited and in thousands, except share data)

                                                                                   December 31,       June 30,
                                                                                       1999            1999
                                                                                   ------------       --------
ASSETS
Current assets:
       Cash and cash equivalents                                                     $  4,523         $ 3,676
       Marketable securities                                                           40,261          12,762
       Trade accounts receivable, net of allowances
            of $352 and $376 at December 31, 1999 and June 30, 1999, respectively      24,463          28,915
       Inventory                                                                       11,171          12,431
       Deferred income taxes, net                                                       2,617           2,617
       Prepaid expenses and other current assets                                        1,024           1,392
                                                                                     --------         -------
            Total current assets                                                       84,059          61,793

Marketable securities                                                                  14,060           8,978
Investment in joint venture                                                             1,059              --
Property and equipment, net                                                            24,907          25,325
Deferred income taxes, net                                                                668             668
Other assets                                                                              716             747
                                                                                     --------         -------

            Total assets                                                             $125,469         $97,511
                                                                                     ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                              $  3,664         $ 5,580
       Accrued expenses                                                                 2,784           3,694
       Accrued compensation                                                             4,722           4,292
       Capital lease - short term                                                         487             434
       Notes payable - short term                                                         508              --
       Billings in excess of revenues and customer advances                             2,069           3,169
       Income taxes payable                                                             3,049           2,312
                                                                                     --------         -------
            Total current liabilities                                                  17,283          19,481

Commitments and contingencies                                                              --              --

Capital lease - long term                                                                 550             590
Notes payable - long term                                                              13,947              --

Stockholders' equity:
       Common stock, $.01 par value: 40,000,000 shares authorized;
            20,977,298 and 10,310,877 shares issued and outstanding
            at December 31, 1999 and June 30, 1999, respectively                          210             103
       Additional paid-in capital                                                      30,479          28,515
       Retained earnings                                                               63,073          48,945
       Cumulative other comprehensive income                                              (73)           (123)
                                                                                     --------         -------

            Total stockholders' equity                                                 93,689          77,440
                                                                                     --------         -------

            Total liabilities and stockholders' equity                               $125,469         $97,511
                                                                                     ========         =======

        The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)

                                                           Three months ended                 Six months ended
                                                              December 31,                       December 31,
                                                         1999              1998             1999              1998
                                                       -------           -------          -------           -------
Net revenue                                            $35,405           $25,598          $73,268           $49,660
Cost of revenue                                          9,333             8,606           19,370            17,066
                                                       -------           -------          -------           -------

        Gross profit                                    26,072            16,992           53,898            32,594

Operating expenses:
        Selling, general and administrative             10,144             8,304           19,249            15,662
        Research and development                         6,851             4,669           12,388             9,376
                                                       -------           -------          -------           -------

        Total operating expenses                        16,995            12,973           31,637            25,038
                                                       -------           -------          -------           -------

Income from operations                                   9,077             4,019           22,261             7,556

Interest income                                            574               326              896               695
Interest expense                                          (106)               --             (124)               --
Equity loss in joint venture                              (926)               --           (1,441)               --
Other income, net                                           93               261               77               306
                                                       -------           -------          -------           -------

Income before income taxes                               8,712             4,606           21,669             8,557

Provision for income taxes                               2,876             1,572            7,541             2,994
                                                       -------           -------          -------           -------

        Net income                                     $ 5,836           $ 3,034          $14,128           $ 5,563
                                                       =======           =======          =======           =======

Net income per share:
        Basic                                          $   .28           $   .15          $   .68           $   .28
                                                       =======           =======          =======           =======
        Diluted                                        $   .26           $   .14          $   .63           $   .26
                                                       =======           =======          =======           =======

Weighted average shares outstanding:
        Basic                                           20,871            20,234           20,779            20,144
                                                       =======           =======          =======           =======
        Diluted                                         22,660            21,574           22,370            21,408
                                                       =======           =======          =======           =======






         The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                      Six months ended
                                                                                        December 31,
                                                                                  1999                1998
                                                                                --------            --------

Cash flows provided from operating activities:
Net income                                                                      $ 14,128            $  5,563
Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:
         Depreciation and amortization of property and equipment                   2,388               1,666
         Amortization of capitalized software development costs                      156                 261
         Equity loss  in joint venture                                             1,441                  --
         Provision for inventory write-downs                                       1,303               1,796
         Changes in assets and liabilities:
               Trade accounts receivable                                           4,488                 949
               Inventory                                                             (99)             (1,909)
               Prepaid expenses and other current assets                             376                (548)
               Other assets                                                         (117)                 86
               Accounts payable                                                   (1,914)              2,131
               Accrued expenses and compensation                                    (489)              1,165
               Billings in excess of revenues and customer advances               (1,100)               (218)
               Income taxes payable                                                  734                (918)
                                                                                --------            --------

                      Net cash provided by operating activities                   21,295              10,024
                                                                                --------            --------

Cash flows from investing activities:
         Purchase of marketable securities                                       (71,616)            (41,723)
         Sale of marketable securities                                            38,944              38,128
         Purchases of property and equipment                                      (1,701)             (6,787)
         Investment in joint venture                                              (2,500)                 --
         Capitalized software development costs                                       --                (575)
         Note receivable from related parties                                         --                 325
                                                                                --------            --------

                      Net cash used in investing activities                      (36,873)            (10,632)
                                                                                --------            --------

Cash flows from financing activities:
         Proceeds from employee stock purchase plan and the exercise
                of stock options                                                   2,071               1,513
         Proceeds from issuance of notes                                          14,500                  --
         Payments of debt                                                            (45)
         Payments of capital lease obligations                                      (229)                 --
                                                                                --------            --------

                      Net cash provided by financing activities                   16,297               1,513
                                                                                --------            --------

Net increase in cash and cash equivalents                                            719                 905
Effect of exchange rate change on cash and cash equivalents                          128                 (61)
Cash and cash equivalents at beginning of period                                   3,676               6,054
                                                                                --------            --------

Cash and cash equivalents at end of period                                      $  4,523            $  6,898
                                                                                ========            ========

Cash paid during the period for:
         Interest                                                               $    124            $     --
         Income taxes                                                              6,532               4,109



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

B.  INVENTORY

                                     December 31,     June 30,
                                         1999           1999
                                     ------------     --------

Raw materials                          $ 2,592        $ 3,508
Work in process                          5,676          6,841
Finished goods                           2,903          2,082
                                       -------        -------

     Total                             $11,171        $12,431
                                       =======        =======

C.  NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                              Three Months Ended               Six Months Ended
                                                                 December 31,                    December 31,
                                                             1999            1998            1999            1998
                                                           -------         -------         -------         -------

Net income                                                 $ 5,836         $ 3,034         $14,128         $ 5,563
                                                           =======         =======         =======         =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share          20,871          20,234          20,779          20,144
Dilutive effect of stock options                             1,789           1,340           1,591           1,264
                                                           -------         -------         -------         -------

Shares used in computation of diluted net
      income per share                                      22,660          21,574          22,370          21,408
                                                           =======         =======         =======         =======

Basic net income per share                                 $   .28         $   .15         $   .68         $   .28
                                                           =======         =======         =======         =======
Dilutive net income per share                              $   .26         $   .14         $   .63         $   .26
                                                           =======         =======         =======         =======

Options to purchase 0 and 11,685 shares of common stock were outstanding during the three months ended December 31, 1999 and 1998, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. Options to purchase 25,587 and 89,380 shares of common stock were outstanding during the six months ended December 31, 1999 and 1998, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

D. NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for its fiscal year 2001, which commences on July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type

                         MERCURY COMPUTER SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

E. COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:

                                                            Three Months Ended               Six Months Ended
                                                               December 31,                     December 31,
                                                           1999            1998             1999            1998
                                                          ------          ------          -------          ------

Net income                                                $5,836          $3,034          $14,128          $5,563

Other comprehensive income, net of tax:
     Foreign currency translation adjustments                  2              99               90             115
     Unrealized gain or (loss) on securities                 (48)            (14)             (60)             13
                                                          ------          ------          -------          ------

Other comprehensive income                                   (46)             85               30             128
                                                          ------          ------          -------          ------

Total comprehensive income                                $5,790          $3,119          $14,158          $5,691
                                                          ======          ======          =======          ======

F. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

As of December 31, 1999, the Company had eight principal operating segments:
North American defense and commercial, medical imaging, international defense and commercial, shared storage, digital wireless, digital video, research and development, and other commercial businesses. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments: North American defense and commercial segment, medical imaging segment, shared storage segment, other defense and commercial segment, and research and development segment. The other defense and commercial segment is comprised of international defense and commercial, digital wireless, digital video, and other commercial businesses unrelated to the defense, medical imaging or shared storage businesses.

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The following table provides operating segment information for the three-month and six-month periods ended December 31, 1999 and 1998:

                         MERCURY COMPUTER SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

                                            North
                                          American                          Other Defense
                                         Defense and    Medical    Shared        and        Research and
                                         Commercial     Imaging    Storage   Commercial      Development
                                         Segment (2)    Segment    Segment     Segment         Segment     Corporate   Consolidated
                                         -----------    -------    -------  -------------   ------------   ---------   ------------

THREE MONTHS ENDED DECEMBER 31, 1999:
Sales to unaffiliated customers            $23,819      $ 6,875    $ 1,228     $3,483              --           --        $35,405
Income (loss) before taxes (1)              16,637        2,807         77        399          (6,417)      (4,791)         8,712
Depreciation/amort. expense                     34           11         23         40             301          878          1,287

THREE MONTHS ENDED DECEMBER 31, 1998:
Sales to unaffiliated customers            $17,814      $ 4,282    $   689     $2,813              --           --        $25,598
Income (loss) before taxes (1)              11,245        1,740       (379)       912          (4,421)      (4,491)         4,606
Depreciation/amort. expense                     37           15         20         63             281          560            976

SIX MONTHS ENDED DECEMBER 31, 1999:
Sales to unaffiliated customers            $54,072      $11,836    $ 1,600     $5,760              --           --        $73,268
Income (loss) before taxes (1)              38,576        4,825       (472)       798         (11,642)      10,416)        21,669
Depreciation/amort. expense                     68           22         44         74             573        1,763          2,544

SIX MONTHS ENDED DECEMBER 31, 1998:
Sales to unaffiliated customers            $36,209      $ 7,414    $ 1,252     $4,785              --           --        $49,660
Income (loss) before taxes (1)              22,750        3,018       (768)     1,573          (8,896)      (9,120)         8,557
Depreciation/amort. expense                     73           35         39         98             547        1,135          1,927

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

G. LENDING AGREEMENT

On November 3, 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes ("the Notes"), due November 2014. The original principal value of the Notes amounted to $14,500,000. The Company's corporate headquarters and an adjacent building with a combined cost basis of $17,670,000, secure the Notes.

H. SUBSEQUENT EVENT

On January 18, 2000, the Company completed the sale of its Shared Storage Business Unit ("SSBU") to International Business Machines Corporation ("IBM"). Anticipated proceeds from the sale total $23.5 million. Payments are structured with an initial payment of $5.5 million (including $1.0 million to be held in escrow until the final payment), followed by 12 quarterly payments of $1.5 million plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property.

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

RESULTS OF OPERATIONS :
REVENUES

The Company's total revenues increased 38% from $25.6 million during the three months ended December 31, 1998 to $35.4 million during the three months ended December 31, 1999. The Company's total revenues increased 48% from $49.7 million during the six months ended December 31, 1998 to $73.3 million during the six months ended December 31, 1999.

Defense electronics revenues increased 31% from $19.2 million or 75% of total revenues during the three months ended December 31, 1998 to $25.2 million or 71% of total revenues during the three months ended December 31, 1999. Defense electronics revenues increased 51% from $37.0 million or 74% of total revenues during the six months ended December 31, 1998 to $55.8 million or 76% of total revenues during the six months ended December 31, 1999. The increase in revenues was due primarily to continued strong unit demand for defense electronics products, largely comprised of, advanced military applications in radar, sonar and airborne surveillance.

Medical imaging revenues increased 61% from $4.3 million or 17% of total revenues during the three months ended December 31, 1998 to $6.9 million or 19% of total revenues during the three months ended December 31, 1999. Medical imaging revenues increased 59% from $7.4 million or 15% of total revenues during the six months ended December 31, 1998 to $11.8 million or 16% of total revenues during the six months ended December 31, 1999. The increase in medical imaging revenues reflects the Company's ongoing investment in this business, expansion of our customer's computed tomography ("CT") business, and the resulting increased unit demand.

Other revenues increased 61% from $2.1 million or 8% of total revenues during the three months ended December 31, 1998 to $3.3 million or 9% of total revenues during the three months ended December 31, 1999. This increase in other revenues was due primarily to the increased unit demand for our commercial products, particularly Shared Storage software products. Other revenues increased slightly from $5.3 million or 11% of total revenues during the six months ended December 31, 1998 to $5.7 million or 8% of total revenues during the six months ended December 31, 1999.

COST OF REVENUES

Cost of revenues increased 8% from $8.6 million during the three months ended December 31,1998 to $9.3 million during the three months ended December 31, 1999. Cost of revenues increased 14% from $17.1 million during the six months ended December 31,1998 to $19.4 million during the six months ended December 31, 1999. As a percent of total revenues, cost of revenues decreased from 34% for the three months and six months ended December 31, 1998 to 26% for the three months and six months ended December 31, 1999, respectively. This decrease in cost as a percentage of revenue was primarily due to a decline in component costs and the relationship of fixed manufacturing costs to the higher level of sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 22% from $8.3 million during the three months ended December 31, 1998 to $10.1 million during the three months ended December 31, 1999. Selling, general, and administrative expenses increased 23% from $15.7 million during the six months ended December 31, 1998 to $19.2 million during the six months ended December 31, 1999. These increases reflect the hiring of additional sales and administrative personnel, increased commissions associated with higher sales volume, and the ongoing development of the Company's financial, administrative and management infrastructure to support the Company's growth.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 47% from $4.7 million during the three months ended December 31, 1998 to $6.9 million during the three months ended December 31, 1999. Research and development expenses increased 32% from $9.4 million during the six months ended December 31, 1998 to $12.4 million during the six months ended December 31, 1999. These increases were due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products in response to increased demand for next generation products.

INCOME FROM OPERATIONS

Income from operations more than doubled from $4.0 million during the three months ended December 31, 1998 to $9.1 million during the three months ended December 31, 1999. Income from operations nearly tripled from $7.6 million during the six months ended December 31, 1998 to $22.3 million during the six months ended December 31, 1999. This increase is associated with higher sales volume coupled with improved operating efficiency.

Included in income from operations during the three months ended December 31, 1999 were $1.2 million in software revenues and $1.2 million in direct expenses related to the shared storage business. Included in income from operations during the three months ended December 31, 1998 were $689,000 in hardware and software revenues and $1.1 million in direct expenses related to the shared storage business. Included in income from operations during the six months ended December 31, 1999 were $1.6 million in hardware and software revenues and $2.1 million in direct expenses related to the shared storage business. Included in income from operations during the six months ended December 31, 1998 were $1.3 million in hardware and software revenues and $2.0 million in direct expenses related to the shared storage business. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product, including certain hardware costs.

EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed a new joint venture company ("AgileVision") with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision will provide products and services that allow an economical entry point to DTV services, with the option of expanding performance and features to meet the demands of the evolving DTV audience. The Company's initial contribution to AgileVision was $2.5 million in cash. During the three months and six months ended December 31, 1999, the Company recognized $926,000 and $1.4 million, respectively, in expenses related to the operation of AgileVision. No expenses were recognized during the three months or six months ended December 31, 1998.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $2.9 million during the three months ended December 31, 1999 reflecting a 33% tax rate as compared to a $1.6 million tax provision during the three months ended December 31, 1998, reflecting a 34% tax rate. The Company recorded a tax provision of $7.5 million during the six months ended December 31, 1999 reflecting a 35% tax rate as compared to a $3.0 million tax provision during the six months ended December 31, 1998 reflecting a 35% tax rate. Though the tax rate remained fairly constant year over year and quarter over quarter, the tax rate decreased significantly from 36% during the first quarter of the current fiscal year to 33% during the second quarter. This decrease in the rate was due to a one-time tax provision adjustment during the current quarter to reflect congressional extension of the research and experimentation tax credit.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had cash and marketable investments of approximately $58.8 million. During the six months ended December 31, 1999, the Company generated approximately $21.3 million in cash from operations compared to $10.0 million generated during the six months ended December 31, 1998. The increase in cash generated from operations was primarily due to increased profitability. Days sales outstanding was 62 days and 58 days at December 31, 1999 and 1998, respectively.

During the six months ended December 31, 1999, the Company's investing activities used cash of $36.9 million which consisted of $32.7 million for the purchase of marketable securities (net of sales), $2.5 million for the investment in a joint venture, and $1.7 million for computers, furniture and equipment. During the six months ended December 31, 1998, the Company's investing activities used cash of $10.6 million, consisting of $3.6 million for the purchase of marketable securities (net of sales) $4.8 million for the development of additional office space, $2.0 million for computers, furniture and equipment, and $575,000 for capitalized software. These cash outflows were partially offset by a reduction in notes receivable from related parties amounting to $325,000.

During the six months ended December 31, 1999 the Company's financing activities generated cash of $16.3 million, which consisted primarily of $14.5 million in proceeds received upon the issuance of two 7.30% senior secured financing notes. These notes are due November 2014. In addition, $2.1 million in cash was generated from the employee stock purchase plan and the exercise of stock options. These cash inflows were partially offset by the payment of debt and capital lease obligations amounting to $274,000. During the six months ended December 31, 1998, the Company's financing activities provided approximately $1.5 million in cash, all related to the employee stock purchase plan and the issuance of stock options.

On January 18, 2000, the Company completed the sale of its Shared Storage Business Unit ("SSBU") to International Business Machines Corporation ("IBM"). Anticipated proceeds from the sale total $23.5 million. Payments are structured with an initial payment of $5.5 million (including $1.0 million to be held in escrow until the final payment), followed by 12 quarterly payments of $1.5 million plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property.

Management believes that the Company's available cash, cash generated from operations, and the cash generated from the sale of SSBU as described above, will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

YEAR 2000 COMPLIANCE

      The Company is aware of the potential for industry wide business disruption which could be caused by computer systems, software products and embedded micro-processing chips which may be coded to accept only two-digit entries in the date code field and may not be able to distinguish 20th century dates from 21st century dates as The Company believes it has implemented a prudent plan to address these issues within our Company and our supply chain.

      State of Readiness. The Company has completed the process of evaluating the Year 2000 readiness of hardware and software products sold by the Company ("Products"), information technology systems used in its operations ("IT Systems"), and its non-IT Systems such as building security, voice mail and other systems. This evaluation has covered a number of phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures. As the date of this report, the Company has not experienced any business disruption resulting from any Year 2000 failures from either its Products, IT Systems, or non-It Systems.

      Products. The Company has completed a review of the source code for all versions of its Products sold after January 1, 1997. Based on such review the Company believes that such Products are "Year 2000 Compliant," meaning that when used properly and in conformity with the product information provided by the Company, the product furnished by the Company will accurately store, display, process, provide, and/or receive data from, into, and between 1999 and 2000, including leap year calculations, provided that all technology used in combination with the Company product properly exchanges date data with the Company product. In general, software provided by the Company does not require the user to input date fields and depends instead on date information supplied by host operating systems not manufactured by the Company. Therefore, the assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 Compliance of the system's other components, most of which are supplied by parties other than the Company. For this reason, end-users must consult with the manufacturers of host operating systems and test such systems in their entirety for Year 2000 Compliance. The Company has determined that it is not feasible to test versions of its Products sold prior to January 1, 1997. However, based on similarities in source code between prior and current Product versions, the Company believes that versions of its Products sold prior to January 1, 1997 are Year 2000 Compliant.

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

      Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent with the Year 2000 issue, resulting in large part from the uncertainty of the Year 2000 readiness of third-parties outside of the Company's control, the Company is unable to determine at this time whether the consequences of a Year 2000 failure will have a material impact on the Company's results of operations, liquidity, or financial position. The Year 2000 compliance project is expected to reduce, but not eliminate, the Company's level of uncertainty about the Year 2000 issue and in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the completion of the Year 2000-compliance project, the possibility of significant interruptions to normal operations has been significantly reduced.

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


PART II. OTHER INFORMATION

ITEM 2. Use of Proceeds from Registered Securities: None

ITEM 4. Submission of Matters to a Vote of Security Holders

      On November 18, 1999, the Company held a Special Meeting of Stockholders in lieu of the 1999 Annual Meeting. At the meeting, Dr. Gordon Baty and Sherman Mullen were reelected as directors for terms ending in 2002. The voting results were as follows:

      Dr. Gordon Baty           For 9,465,131           Withheld 12,881
      Sherman Mullen            For 9,459,974           Withheld 18,038

      The other members of the Board of Directors whose terms continued after the meeting were: Serving a term ending in 2000, James R. Bertelli and R. Schorr Berman; and Serving a term ending in 2001, Dr. Albert P. Belle Isle and Melvin Sallen.

      At the meeting, the stockholders adopted an amendment to the Company's Articles of Organization to increase the number of shares of common stock which the Company has authority to issue from 25,000,000 shares to 40,000,000 shares. The vote was as follows:

      For 9,239,014             Against 223,627         Abstain 15,371

      The stockholders also increased the number of shares issuable pursuant to the Company's 1997 Stock Option Plan from 1,325,000 shares to 2,325,000 shares. The vote was as follows:

      For 5,342,519             Against 2,213,526       Abstain 16,306

ITEM 6. Exhibits and Reports Filed on Form 8-K

(a)   Exhibits.  See as listed

      Exhibit
      Item #
      -------

      27.1      Financial Data Schedule

(b) Reports on Form 8-K. On February 2, 2000, the Company filed Form 8-K disclosing the sale of its Shared Storage Business Unit to IBM.

                         MERCURY COMPUTER SYSTEMS, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              MERCURY COMPUTER SYSTEMS, INC.

Date: February 11, 2000       By: /s/ G. MEAD WYMAN
                                  ----------------------------------------------
                                  G. Mead Wyman
                                  Senior Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)