Form 10-Q
period 2000-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2000-05-15
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000              Commission File Number 0-23599

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

                                   YES  X                 NO
                                       ---                    ---
    Number of shares outstanding of the issuer's classes of common stock as of April 30, 2000:

              Class                               Number of Shares Outstanding
 --------------------------------------           ----------------------------
 Common Stock, par value $.01 per share                     21,294,149


                            Total number of pages 15

                         MERCURY COMPUTER SYSTEMS, INC.

                                      INDEX

                                                                                    PAGE NUMBER
                                                                                    -----------
PART I. FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999              3

        Consolidated Statements of Operations for the Three and Nine Months Ended
              March 31, 2000 and 1999                                                   4

        Consolidated Statements of Cash Flows for the Nine Months Ended
             March 31, 2000 and 1999                                                    5

        Notes to Consolidated Financial Statements                                      6

        Item 2   Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                                  10

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk            14

PART II. OTHER INFORMATION

        Item 2.   Use of Proceeds from Registered Securities                           14

        Item 4.  Submission of Matters to a Vote of Security Holders                   14

        Item 6.  Exhibits and Reports Filed on Form 8-K                                14

SIGNATURE                                                                              15

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                    March 31,
                                                                                      2000        June 30,
                                                                                   (Unaudited)      1999
                                                                                    ---------     --------
ASSETS
Current assets:
      Cash and cash equivalents                                                     $  3,040      $ 3,676
      Marketable securities                                                           46,275       12,762
      Trade accounts receivable, net of allowances
             of $309 and $376 at March 31, 2000 and June 30, 1999, respectively       17,641       28,915
      Inventory                                                                       13,574       12,431
      Deferred income taxes, net                                                       2,617        2,617
      Prepaid expenses and other current assets                                        5,222        1,392
                                                                                    --------      -------
          Total current assets                                                        88,369       61,793
Marketable securities                                                                 19,703        8,978
Property and equipment, net                                                           25,908       25,325
Deferred income taxes, net                                                               668          668
Other assets                                                                             459          747
                                                                                    --------      -------
          Total assets                                                              $135,107      $97,511
                                                                                    ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                              $  4,608      $ 5,580
      Accrued expenses                                                                 3,161        3,694
      Accrued compensation                                                             4,640        4,292
      Capital lease - short term                                                         565          434
      Notes payable - short term                                                         508           --
      Billings in excess of revenues and customer advances                             2,267        3,169
      Income taxes payable                                                             2,811        2,312
                                                                                    --------      -------
          Total current liabilities                                                   18,560       19,481

Capital lease - long term                                                                486          590
Notes payable - long term                                                             13,813          --
Stockholders' equity:
      Common stock, $.01 par value: 40,000,000 shares authorized;
          21,256,299 and 10,310,877 shares issued and outstanding
          at March 31, 2000 and June 30, 1999, respectively                              213          103
      Additional paid-in capital                                                      33,096       28,515
      Retained earnings                                                               69,163       48,945
      Accumulated other comprehensive income                                            (224)        (123)
                                                                                    --------      -------
          Total stockholders' equity                                                 102,248       77,440
                                                                                    --------      -------
          Total liabilities and stockholders' equity                                $135,107      $97,511
                                                                                    ========      =======




The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)


                                                Three months ended         Nine months ended
                                                     March 31,                 March 31,
                                                 2000         1999         2000         1999
                                               -------      -------      --------      -------

Net revenue                                    $32,351      $27,225      $105,619      $76,885
Cost of revenue                                  9,388        8,229        28,758       25,295
                                               -------      -------      --------      -------
       Gross profit                             22,963       18,996        76,861       51,590
Operating expenses:
       Selling, general and administrative       9,656        8,668        28,905       24,330
       Research and development                  7,849        5,373        20,237       14,749
                                               -------      -------      --------      -------
       Total operating expenses                 17,505       14,041        49,142       39,079
                                               -------      -------      --------      -------
Income from operations                           5,458        4,955        27,719       12,511

Interest income                                    751          313         1,647        1,008
Interest expense                                  (282)        --            (406)        --
Equity loss in joint venture                    (1,136)        --          (2,577)        --
Gain on sale of division, net                    3,220         --           3,220         --
Other income, net                                   53          (24)          130          282
                                               -------      -------      --------      -------
Income before income taxes                       8,064        5,244        29,733       13,801
Provision for income taxes                       1,974        1,835         9,515        4,829
                                               -------      -------      --------      -------
       Net income                              $ 6,090      $ 3,409      $ 20,218      $ 8,972
                                               =======      =======      ========      =======
Net income per share:
       Basic                                   $  0.29      $  0.17      $   0.97      $  0.44
                                               =======      =======      ========      =======
       Diluted                                 $  0.26      $  0.16      $   0.89      $  0.42
                                               =======      =======      ========      =======
Weighted average shares outstanding:
       Basic                                    21,121       20,472        20,893       20,254
                                               =======      =======      ========      =======
       Diluted                                  23,095       21,776        22,611       21,530
                                               =======      =======      ========      =======



The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                               Nine months ended
                                                                                   March 31,
                                                                              2000          1999
                                                                            ---------      --------
Cash flows provided from operating activities:
Net income                                                                  $  20,218      $  8,972
Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
        Depreciation and amortization                                           3,682         2,978
        Gain on sale of division, net                                          (3,220)         --
        Equity loss  in joint venture                                           2,577          --
        Provision for inventory write-downs                                     2,028         2,299
        Stock option compensation expense                                         292          --
        Changes in assets and liabilities:
             Trade accounts receivable                                         11,282        (1,210)
             Contracts in progress                                               --            (668)
             Inventory                                                         (3,510)       (3,714)
             Prepaid expenses and other current assets                         (3,830)          308
             Other assets                                                          64            70
             Accounts payable                                                    (972)        1,866
             Accrued expenses and compensation                                   (757)        2,926
             Billings in excess of revenues and customer advances                (891)          (67)
             Income taxes payable                                                 499          (338)
                                                                            ---------      --------
                   Net cash provided by operating activities                   27,462        13,422
                                                                            ---------      --------
Cash flows from investing activities:
        Purchase of marketable securities                                    (107,411)      (72,204)
        Sale of marketable securities                                          63,083        76,609
        Purchases of property and equipment                                    (3,747)      (17,618)
        Proceeds from sale of division net of
                selling costs                                                   3,930          --
        Investment in joint venture                                            (2,500)         --
        Capitalized software development costs                                   --            (775)
        Note receivable from related parties                                     --             325
                                                                            ---------      --------
                   Net cash used in investing activities                      (46,645)      (13,663)
                                                                            ---------      --------
Cash flows from financing activities:
        Proceeds from employee stock purchase plan and the exercise
               of stock options                                                 4,416         2,117
        Proceeds from issuance of notes                                        14,500          --
        Payments of debt                                                         (179)         --
        Payments of capital lease obligations                                    (363)         --
                                                                            ---------      --------
                   Net cash provided by financing activities                   18,374         2,117
                                                                            ---------      --------
Net increase in cash and cash equivalents                                        (809)        1,876
Effect of exchange rate change on cash and cash equivalents                       173            25
Cash and cash equivalents at beginning of period                                3,676         6,054
                                                                            ---------      --------
Cash and cash equivalents at end of period                                  $   3,040      $  7,955
                                                                            =========      ========
Cash paid during the period for:
        Interest                                                            $     406      $   --
        Income taxes                                                            7,429         4,361
Supplemental disclosure of noncash investing and financing activities :
        Acquisition of equipment through capital lease transactions               390          --


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

B.  INVENTORY


                   March 31,    June 30,
                      2000        1999
                   ---------    -------
Raw materials       $ 4,192     $ 3,508
Work in process       6,275       6,841
Finished goods        3,107       2,082
                    -------     -------
     Total          $13,574     $12,431
                    =======     =======


C.  NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:


                                                        Three Months Ended      Nine Months Ended
                                                               March 31,            March 31,
                                                         2000       1999        2000        1999
                                                       -------     -------     -------     -------
Net income                                             $ 6,090     $ 3,409     $20,218     $ 8,972
                                                       =======     =======     =======     =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share      21,121      20,472      20,893      20,254
Dilutive effect of stock options                         1,974       1,304       1,718       1,276
                                                       -------     -------     -------     -------
Shares used in computation of diluted net
      income per share                                  23,095      21,776      22,611      21,530
                                                       =======     =======     =======     =======
Basic net income per share                             $  0.29     $  0.17     $  0.97     $  0.44
                                                       =======     =======     =======     =======
Dilutive net income per share                          $  0.26     $  0.16     $  0.89     $  0.42
                                                       =======     =======     =======     =======


Options to purchase 19,084 and 157,334 shares of common stock outstanding during the three months ended March 31, 2000 and 1999, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. Options to purchase 14,890 and 112,032 shares of common stock outstanding during the nine months ended March 31, 2000 and 1999, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the respective periods.

D. NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 in the first quarter of its fiscal year 2001, which commences on July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of

                         MERCURY COMPUTER SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


a hedge transaction and the type of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements. However, the final evaluation of SAB 101 is not yet complete.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

E.  COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:


                                                  Three Months Ended       Nine Months Ended
                                                        March 31,             March 31,
                                                   2000        1999         2000        1999
                                                  ------      ------      -------      ------
Net income                                        $6,090      $3,409      $20,218      $8,972
Other comprehensive income, net of tax:
     Foreign currency translation adjustments       (104)        (38)         (14)         77
     Unrealized gain or (loss) on securities           1         (15)         (59)         (2)
                                                  ------      ------      -------      ------
Other comprehensive income                          (103)        (53)         (73)         75
                                                  ------      ------      -------      ------
Total comprehensive income                        $5,987      $3,356      $20,145      $9,047
                                                  ======      ======      =======      ======



F. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

During the three and nine month periods ended March 31, 2000, the Company had eight principal operating segments: North American defense and commercial, medical imaging, international defense and commercial, shared storage, digital wireless, digital video, research and development, and other commercial businesses. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments: North American defense and commercial segment, medical imaging segment, shared storage segment, other defense and commercial segment, and research and development segment. The other defense and commercial segment is comprised of international defense and commercial, digital wireless, digital video, and other commercial businesses unrelated to the defense or medical imaging businesses. Effective January 18, 2000 the Company sold its shared storage division. See note H.

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

                         MERCURY COMPUTER SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


The following table provides operating segment information for the three and nine-month periods ended March 31, 2000 and 1999:


                                        North
                                      American                          Other Defense
                                     Defense and  Medical     Shared       and          Research and
                                     Commercial   Imaging     Storage    Commercial     Development
                                     Segment (2)  Segment     Segment     Segment        Segment       Corporate  Consolidated
                                     -----------  -------     -------   -------------   ------------   ---------  ------------

THREE MONTHS ENDED MARCH 31, 2000:
Sales to unaffiliated customers        18,733      7,549        241          5,828           --            --         32,351
Income (loss) before taxes (1)         11,940      2,805       (109)         3,270         (7,311)       (2,531)       8,064
Depreciation/amort. expense               107         10         15             29            311           666        1,138

THREE MONTHS ENDED MARCH 31, 1999:
Sales to unaffiliated customers        20,673      3,762        424          2,366           --            --         27,225
Income (loss) before taxes (1)         13,272      1,348       (516)           215         (5,043)       (4,032)       5,244
Depreciation/amort. expense                82         16         21             23            278           631        1,051

NINE MONTHS ENDED MARCH 31, 2000:
Sales to unaffiliated customers        72,805     19,385      1,841         11,588           --            --        105,619
Income (loss) before taxes (1)         50,516      7,630       (581)         4,068        (18,953)      (12,947)      29,733
Depreciation/amort. expense               175         32         59            103            884         2,429        3,682

NINE MONTHS ENDED MARCH 31, 1999:
Sales to unaffiliated customers        56,882     11,176      1,676          7,151           --            --         76,885
Income (loss) before taxes (1)         36,022      4,366     (1,284)         1,788        (13,939)      (13,152)      13,801
Depreciation/amort. expense               155         51         60            121            825         1,766        2,978




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

H.   SALE OF DIVISION

On January 18, 2000, the Company completed the sale of its Shared Storage Business Unit ("SSBU") to International Business Machines Corporation ("IBM"). Proceeds from the sale total $23.5 million. Payments are structured with an initial payment of $5.5 million (including $1.0 million to be held in escrow until the final payment), followed by 12 quarterly contingent payments of $1.5 million plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company has recorded a $3.2 million gain on the sale of this division which includes cash received of $4.5 million less legal and advisory costs of $0.6 million, compensation costs of $0.5 million, and the net book value of equipment and inventories sold of $0.2 million.

                         MERCURY COMPUTER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


I.   EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed a new joint venture company, AgileVision, LLC, ("AgileVision") with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's initial contribution to AgileVision was $2.5 million in cash. During the three months and nine months ended March 31, 2000, the Company recognized $1.1 and $2.6 million, respectively, in expenses related to the operation of AgileVision. No expenses were recognized during the three months or nine months ended March 31, 1999 since AgileVision was not formed until fiscal 2000. On May 1, 2000, the Company contributed an additional $1.0 million to AgileVision in accordance with the joint venture agreement.

Summarized Income Statement results for AgileVision are as follows:


                                    Three Months         Nine Months
                                   Ended March 31,     Ended March 31,
                                       2000                 2000
                                     -------              -------
Expenses                             $(1,136)             $(2,577)
                                     -------              -------
Loss from continuing operations       (1,136)              (2,577)
                                     -------              -------
Net loss                             $(1,136)             $(2,577)
                                     =======              =======


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

RESULTS OF OPERATIONS:

REVENUES

The Company's total revenues increased 19% from $27.2 million during the three months ended March 31, 1999 to $32.4 million during the three months ended March 31, 2000. The Company's total revenues increased 37% from $76.9 million during the nine months ended March 31, 1999 to $105.6 million during the nine months ended March 31, 2000.

Defense electronics revenues decreased 7% from $21.7 million or 80% of total revenues during the three months ended March 31, 1999 to $20.3 million or 63% of total revenues during the three months ended March 31, 2000. This decline in revenue was due to the delay in fulfilling customer orders for the delivery of next-generation technology. There is a slight possibility these delays could affect delivery of product in the fourth quarter. However, management does not anticipate this will have a significant impact on fourth quarter revenues. Defense electronics revenues increased 30% from $58.7 million or 76% of total revenues during the nine months ended March 31, 1999 to $76.1 million or 72% of total revenues during the nine months ended March 31, 2000. The increase in revenues during the nine month period was due primarily to strong unit demand for defense electronics products, largely comprised of, advanced military applications in radar, sonar and airborne surveillance.

Medical imaging revenues increased 101% from $3.8 million or 14% of total revenues during the three months ended March 31, 1999 to $7.6 million or 23% of total revenues during the three months ended March 31, 2000. Medical imaging revenues increased 73% from $11.2 million or 15% of total revenues during the nine months ended March 31, 1999 to $19.4 million or 18% of total revenues during the nine months ended March 31, 2000. The increase in medical imaging revenues reflects the ramp-up to production volume of product for our customer's computed tomography ("CT") imaging systems.

Other revenues increased 166% from $1.7 million or 6% of total revenues during the three months ended March 31, 1999 to $4.5 million or 14% of total revenues during the three months ended March 31, 2000. Other revenues increased 43% from $7.0 million or 9% of total revenues during the nine months ended March 31, 1999 to $10.2 million or 10% of total revenues during the nine months ended March 31, 2000. The increase in other revenues was due primarily to the addition of a new commercial customer.

COST OF REVENUES

Cost of revenues increased 14% from $8.2 million during the three months ended March 31,1999 to $9.4 million during the three months ended March 31, 2000. Cost of revenues increased 14% from $25.3 million during the nine months ended March 31,1999 to $28.8 million during the nine months ended March 31, 2000. As a percent of total revenues, cost of revenues decreased from 30% and 33% for the three and nine months ended March 31, 1999, respectively to 29% and 27% for the three and nine months ended March 31, 2000, respectively. This decrease in cost as a percentage of revenue was primarily due to a decline in component costs and the relationship of fixed manufacturing costs to the higher level of sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 11% from $8.7 million during the three months ended March 31, 1999 to $9.7 million during the three months ended March 31, 2000. Selling, general, and administrative expenses increased 19% from $24.3 million during the nine months ended March 31, 1999 to $28.9 million during the nine months ended March 31, 2000. These increases reflect the hiring of additional sales and administrative personnel, increased commissions associated with higher sales volume, and the ongoing development of the Company's financial, administrative and management infrastructure to support the Company's growth.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 46% from $5.4 million during the three months ended March 31, 1999 to $7.8 million during the three months ended March 31, 2000. Research and development expenses increased 37% from $14.7 million during the nine months ended March 31, 1999 to $20.2 million during the nine months ended March 31, 2000. These increases were due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products.

INCOME FROM OPERATIONS

Income from operations increased 10% from $5.0 million during the three months ended March 31, 1999 to $5.5 million during the three months ended March 31, 2000. Income from operations nearly doubled from $12.5 million during the nine months ended March 31, 1999 to $27.7 million during the nine months ended March 31, 2000. This increase is associated with higher sales volume coupled with improved operating efficiency.

Included in income from operations during the three months ended March 31, 2000 were $241,000 in software revenues and $350,000 in direct expenses related to the shared storage business. Included in income from operations during the three months ended March 31, 1999 were $424,000 in hardware and software revenues and approximately $940,000 in direct expenses related to the shared storage business. Included in income from operations during the nine months ended March 31, 2000 were $1.8 million in hardware and software revenues and $2.4 million in direct expenses related to the shared storage business. Included in income from operations during the nine months ended March 31, 1999 were $1.7 million in hardware and software revenues and $3.0 million in direct expenses related to the shared storage business. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product, including certain hardware costs.

EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's initial contribution to AgileVision was $2.5 million in cash. During the three months and nine months ended March 31, 2000, the Company recognized $1.1 million and $2.6 million, respectively, in expenses related to the operation of AgileVision. No expenses were recognized during the three months or nine months ended March 31, 1999. On May 1, 2000, the Company contributed an additional $1.0 million to AgileVision in accordance with the joint venture agreement.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $2.0 million during the three months ended March 31, 2000 reflecting a 24% tax rate as compared to a $1.8 million tax provision during the three months ended March 31, 1999, reflecting a 35% tax rate. The Company recorded a tax provision of $9.5 million during the nine months ended March 31, 2000 reflecting a 32% tax rate as compared to a $4.8 million tax provision during the nine months ended March 31, 1999 reflecting a 35% tax rate. The decrease in the tax rate was primarily due to a reduction in state taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and marketable investments of approximately $69.0 million. During the nine months ended March 31, 2000, the Company generated approximately $27.5 million in cash from operations compared to $13.4 million generated during the nine months ended March 31, 1999. The increase in cash generated from operations was primarily due to increased profitability. Days sales outstanding was 49 days and 61 days at March 31, 2000 and 1999, respectively.

During the nine months ended March 31, 2000, the Company's investing activities used cash of $46.6 million which consisted of $44.3 million for the purchase of marketable securities (net of sales), $2.5 million for the investment in Agile Vision, and $3.7 million for computers, furniture and equipment. These payments were offset by the receipt of $3.9 million, net of selling costs for the sale of a division. During the nine months ended March 31, 1999, the Company's investing activities used cash of $13.7 million, consisting of $8.4 million for the purchase of an existing office building, $6.2 million related to the development of additional office space, $3.0 million for computers, furniture equipment and leasehold improvements, and $775,000 for capitalized software. These cash outflows were partially offset by the net sale of marketable securities of $4.4 million and a reduction in notes receivable from related parties amounting to $325,000.

During the nine months ended March 31, 2000 the Company's financing activities generated cash of $18.4 million, which consisted primarily of $14.5 million in proceeds received upon the issuance of two 7.30% senior secured financing notes. These notes are due November 2014. In addition, $4.4 million in cash was generated from the employee stock purchase plan and the exercise of stock options. These cash inflows were partially offset by the payment of debt and capital lease obligations amounting to approximately $542,000. During the nine months ended March 31, 1999, the Company's financing activities provided approximately $2.1 million in cash, all related to the employee stock purchase plan and the exercise of stock options.

On January 18, 2000, the Company completed the sale of its Shared Storage Business Unit ("SSBU") to International Business Machines Corporation ("IBM"). Anticipated proceeds from the sale total $23.5 million. Payments are structured with an initial payment of $5.5 million (including $1.0 million to be held in escrow until the final payment), followed by 12 quarterly contingent payments of $1.5 million plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property.

Management believes that the Company's available cash, cash generated from operations, and the cash generated from the sale of the SSBU as described above, will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

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

     State of Readiness. The Company has completed the process of evaluating the Year 2000 readiness of hardware and software products sold by the Company ("Products"), information technology systems used in its operations ("IT Systems"), and its non-IT Systems such as building security, voice mail and other systems. This evaluation has covered a number of phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures. As of the date of this report, the Company has not experienced any business disruption resulting from any Year 2000 failures from either its Products, IT Systems, or non-It Systems.

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

Third Parties. The Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. The Company has completed a questionnaire-based assessment of its primary vendors to assess their ability to continue to provide goods and services to the Company from, into and between 1999 and 2000. While the Company has received assurances from vendors regarding their Year 2000 compliance status, the Company may never be able to know with certainty whether its vendors are compliant. Failure of critical vendors to achieve Year 2000 compliance could result in delayed deliveries of products and services to the Company. If such delays are extensive, they could have a material adverse effect on the Company's business.

     Costs. Most of the Company's effort toward Year 2000 readiness is funded as ongoing operating expense. Expenditures directly related to the Year 2000 readiness program, consisting of dedicated staff and consulting services, were estimated at less than $1,000,000.

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

PART II. OTHER INFORMATION

ITEM 2.  Use of Proceeds from Registered Securities:
         None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None

ITEM 6. Exhibits and Reports Filed on Form 8-K

(a)     Exhibits.

        Financial Data Schedule Filed as attached in exhibit 27.1

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


                              MERCURY COMPUTER SYSTEMS, INC.

Date: May 12, 2000            By: /s/ G. MEAD WYMAN
                                  -------------------------
                                  G. Mead Wyman
                                  Senior Vice President, Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)