Form 10-K
period 2000-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2000-09-27
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         (MARK ONE)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
        OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       COMMISSION FILE NUMBER - 000-23599

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

             (978) 256-1300                              NASDAQ NATIONAL MARKET
      (Registrant's telephone number                (Name exchange on which registered)
            including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
                                      None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
                     Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of August 31, 2000: $606,551,311.

Shares of Common Stock outstanding as of August 31, 2000: 21,399,637 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its special meeting in lieu of the 2000 Annual Meeting of Stockholders to be held on November 16, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this report. Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

                            Exhibits Index on Page 40

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

    Mercury's computer systems are designed to process continuous streams of data from sensors attached to radar, sonar, medical imaging equipment and other devices. The resulting image is transmitted to the battlefield commander, pilot, technician or physician in order to assist in the decision making or diagnostic process. Due to the nature of the applications in which many of Mercury's computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. The Company employs the RACEway Interconnect, an industry standard system area network developed by Mercury, which allows for high interprocessor bandwidth and I/O capacity. The Company uses its proprietary ASICs to integrate microprocessors, memory and related components into the RACEway Interconnect to provide optimum system performance. The Company uses industry standard processors, such as Motorola's PowerPC, in the same system. The Company believes that the RACEway Interconnect and its proprietary ASICs, working together with a group of mixed microprocessors in the same system, allow the most efficient use of space and power with an optimal price/performance ratio.

     Since July 1996, Mercury has targeted the emerging shared storage market for introduction of a new product, "Sanergy". This business unit was created to exploit some of Mercury's innovative software developments. It has evolved into software for use in applications and market segments that, while exciting and potentially offering a large return, are outside of Mercury's core businesses and strengths. Therefore, On January 18, 2000, the Company completed the sale the SSBU to IBM. Payments are structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.5 million plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company has recorded a $4.8 million gain on the sale of this division, which includes cash received of $6.1 million less legal and advisory costs of $0.6 million, costs reimbursable to IBM of $0.5 million, and the net book value of equipment and inventories sold of $0.2 million.

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

    This industry demand is driven in part by the need to provide physicians with rapid, sharp and clear images of areas of a patient's body suspected to be diseased or injured, while using the least intrusive means. These images provide a significant diagnostic tool for the physician, who can more readily understand the patient's malady and prescribe appropriate corrective action. In order to provide such images, medical imaging machines must be capable of processing a continuous stream of data on a real-time basis. A parallel concern in the health care industry is the need to reduce costs. Hospitals, in particular, continue to be under significant pressure to contain costs and, at the same time, maintain quality of care. Such pressures are forcing hospitals to be as technologically efficient as possible. Toward this end, hospitals seek to reduce the required period of time a patient must spend in their medical imaging machines, which has the added benefit of increasing the total number of patients who can be diagnosed with this expensive equipment during a given period of time. One way to reduce patient time in medical imaging machines and improve image quality is to utilize more powerful signal processing computers, such as those supplied by Mercury.

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

    Mercury's medical OEM customers consist of the leading manufacturers of diagnostic imaging equipment. They include GE Medical, headquartered in Wisconsin, GE Medical Systems Europe in France, GE Yokugawa Medical Systems in Japan, Siemens Medical in Germany, and Picker International. These companies have adopted Mercury's PCI or VME computer systems as part of their developments in either MRI, CT, or digital x-ray systems and, in the case of some companies, multiple types of systems. The Company has supplied GE Medical with computer systems for use in three successive generations of MRI machines from 1987 through the present, as well as for use in other GE Medical equipment, such as PET. In addition, GE Medical and Siemens Medical, the two leading global suppliers of medical imaging equipment, have awarded contracts to Mercury to design the signal processing system for the next generation of their CT medical diagnostic equipment.

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

    AgileVision

     On September 1, 1999, the Company formed a joint venture with the Sarnoff Corporation incorporated as AgileVision LLC. The venture will use Mercury technology to design, develop, and deliver products and solutions expected to dramatically reduce the cost of digital TV infrastructure for the broadcast and cable markets. The many business uncertainties that attend the new venture make revenue projections at this time inappropriate. Mercury's share of losses is reported as a separate line item in its profit and loss statement.

    Wireless  Communications

    During the fourth quarter of fiscal 1999, the Company announced that it will pursue the wireless communications opportunity internally, offering its technology and expertise to manufacturers for incorporation within next generation base stations that require substantially more flexible and powerful signal processing capabilities. Returns on Mercury's investments in fiscal 2000 and 2001 would not begin before fiscal 2003. The market opportunity however, is very large, amounting to several hundred millions of dollars annually, and it represents an OEM business model, which Mercury understands well. In this past year, Mercury has carried out extensive activities creating a business development plan that merges its future technology with the processing requirements of the evolving wireless infrastructure.

KEY TECHNOLOGY COMPETENCIES

     Many of Mercury's customers share a common requirement: the need to process high-volume, real-time digital data streams. Whether from an antenna in a defense application or a medical scanner, the computer must have the ability to process incoming data as quickly as it is received. Data rates can range from a few to several hundreds of megabytes per second (or several billion bits per second). The ability to process this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the computers built by Mercury.

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

    High Performance Class. For the highest-performance applications, Mercury offers a family of high performance systems for the most compute intensive, I/O capacity and interprocessor bandwidth demanding applications in the defense electronics market. These applications include space time adaptive processing, ground-penetrating and foliage-penetrating radar and synthetic aperture radar. These high-performance systems, known as MultiPort(TM), can scale to a thousand processors and today include compute modules based on the PowerPC processors.

    VME Class. The VME bus has been the traditional standard for many embedded applications. Mercury's VME systems each support RACEway Interconnect. Systems contain modules based on the PowerPC and i860 processors and can scale to several hundred processors. The VME-based systems and components are primarily used in the defense market where backward and forward compatibility is required for the long system life cycles of military equipment. This class of RACE Series systems meets the computing speed, bandwidth and scaleability requirements of many of today's medium performance radar, sonar and signal intelligence applications. Advanced and future radar systems are more likely to use the high performance class systems.

    Industrial PC Class. Based on the PCI bus standard, these systems use the RACEway Interconnect to provide the extended bandwidth required for real-time applications. Currently, Mercury provides compute modules based on the SHARC and PowerPC processors. These systems scale to hundreds of processors and are primarily directed to the medical imaging market, which is moving from VME to PCI based designs.

SOFTWARE PRODUCTS

    Mercury has developed a comprehensive line of signal processing software products for the defense, medical imaging, and other commercial markets. Certain of Mercury's software products are included in a heterogeneous development software package that enables customers to develop application software that will run on Mercury hardware. The development software package includes the MC/OS operating system, scientific algorithm libraries, debugging tools and compilers. License fees range from $10,000 to $50,000 based on the number of seats chosen by the user for its application, ranging from a single user license to a project license.

    Set forth below are certain signal processing software products offered by the Company.

    MC/OS Version 5.X. The MC/OS runtime operating environment allows maximum use of the RACE heterogeneous multi-computer architecture in a single-system model incorporating a consistent set of system and application programming interfaces, and a common development environment. MC/OS is supported on the high performance, VME and industrial PC classes of Mercury hardware systems. MC/OS is included in Mercury's development software package.

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

    As of June 30, 2000, the Company had 183 people primarily engaged in engineering, research and development, including hardware and software architects, design engineers and engineers with expertise in developing medical, defense and other commercial software systems. During fiscal years 2000, 1999 and 1998, the Company's total research and development costs were approximately $28.9 million, $20.7 million, and $14.5 million, respectively.

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

     The Company holds three issued United States patents covering aspects of the RACE architecture and the SuperVision (debugging tool). In addition, the Company has one pending United States patent application covering additional aspects of the RACE architecture and the Company's Parallel Application System. The Company may file additional patent applications seeking protection for other proprietary aspects of its technology in the future. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

BACKLOG

    As of June 30, 2000, the Company had a backlog of orders aggregating approximately $60.2 million. The Company includes in its backlog, customer orders for products and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

EMPLOYEES

    At June 30, 2000, the Company employed a total of 490 persons, including 183 in research and development, 166 in sales, marketing and customer support, 56 in manufacturing and 85 in general and administration. Fourteen of the Company's employees are located in Europe, six in Japan and the remainder in the U.S. None of the Company's employees are represented by a labor organization and the Company believes that its relations with employees are good. Competition for qualified personnel in the engineering fields is intense and the Company is aware that much of its future success will depend on its continued ability to attract and retain qualified personnel. The Company seeks to attract new employees by offering competitive compensation packages, including salary, bonus, stock options and employee benefits. There can be no assurance, however, that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel for the development of its business.

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

    DEPENDENCE ON DEFENSE ELECTRONICS BUSINESS; UNCERTAINTY ASSOCIATED WITH GOVERNMENT CONTRACTS. Sales of the Company's computer systems to the defense electronics market accounted for approximately 71%, 77%, and 79% of the Company's revenues in fiscal 2000, 1999, and 1998, respectively. Reductions in government spending on programs that incorporate the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's government contracts and subcontracts are subject to special risks, such as: delays in funding; ability of the government agency to unilaterally terminate the prime contract; reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes; increased or unexpected costs under fixed price contracts; and other factors that are not under the control of the Company. In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to the Company. No assurance can be given that such increased bargaining power will not adversely affect the Company's business, financial condition or results of operations in the future.

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

    DEPENDENCE ON KEY CUSTOMERS. The Company is dependent on a small number of customers for a large portion of its revenues. In fiscal 2000, Raytheon Systems Company, Lockheed Martin, Northrop Grumman Corporation and GE Medical accounted for 19%, 14%, 12% and 12%, respectively, of the Company's revenues. In fiscal 1999, Raytheon Systems Company, Lockheed Martin, and GE Medical accounted for 22%, 16%, and 12%, respectively, of the Company's revenues. In fiscal 1998, Raytheon Systems Company, Northrop Grumman Corporation, and GE Medical accounted for 20%, 10%, and 10%, respectively, of the Company's revenues. The Company's largest customer in the medical imaging market, GE Medical, accounted for 59%, 85%, and 76% of the Company's aggregate sales to the medical imaging market in fiscal 2000, 1999, and 1998, respectively. Customers in the defense electronics market generally purchase the Company's products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. By contrast, many customers in the medical imaging market historically have purchased the Company's products over a number of years for use in successive generations of medical imaging devices, although there can be no assurance that such past behavior will continue in the future. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenues are largely dependent upon the ability of its customers to develop and sell products that incorporate the Company's products. No assurance can be given that the Company's customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

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

    DEPENDENCE ON MEDICAL IMAGING MARKET; POTENTIAL ADVERSE EFFECT OF HEALTH CARE REFORM. Sales of the Company's computer systems to the medical imaging market accounted for approximately 19%, 14%, and 13% of the Company's revenues in fiscal 2000, 1999, and 1998, respectively. These customers are original equipment manufacturers ("OEMs") of medical imaging devices and, as a result, any change in the demand for such devices which renders any of the Company's products unnecessary or obsolete, or any change in the technology in such devices, could have a material adverse effect on the Company's business, financial condition and results of operations. Such OEM customers, the end-users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the U.S. as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on such customers or end-users. There can be no assurance that future health care or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the U.S. and abroad will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company markets and sells its products in certain international markets, and the Company has established offices in the United Kingdom, Japan and France. Foreign revenue is based on the country in which the legal subsidiary is domiciled. Foreign revenue accounted for approximately 10%, 8%, and 8% of total consolidated revenues in fiscal 2000, 1999, and 1998, respectively. Long-lived assets represent less than 10% of the Company's total long-lived assets for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable intellectual property laws, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of the Company's international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. There can be no assurance that such turmoil in the Asian financial markets will not negatively affect the sales by the Company to that region. A portion of the Company's revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international activities and, consequently, on the Company's business, financial condition or results of operations.

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

YEAR 2000 COMPLIANCE. As of the date of this report, the Company has not experienced nor does it expect to experience any business disruption resulting from any Year 2000 failures from either its Products, IT Systems, or non-It Systems.

ITEM 2.  PROPERTIES

    The Company's headquarters consist of two buildings approximating 187,000 square feet of space in Chelmsford, Massachusetts. These two buildings were purchased by the Company during fiscal 1999. In fiscal 2000, the Company purchased approximately 179,000 square feet of land adjacent to the two existing lots. The Company also maintains offices near Los Angeles and San Jose, California, and in Dallas, Texas, Chanhassen, Minnesota, Madison, Wisconsin, Port St Lucie, Florida, Bellevue, Washington and Vienna, Virginia and has international offices in the United Kingdom, France, the Netherlands and Japan.

ITEM 3.  LEGAL PROCEEDINGS

    To the Company's knowledge, there are no pending legal proceedings, which are, material to the Company or its business to which it is a party or to which any of its properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol MRCY. The following table sets forth, for the periods indicated, the high and low transactions per share during such periods. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission.

      1999     First quarter                       17 3/8            9 3/4
               Second quarter                      28 5/8           12 1/2
               Third quarter                       28 1/4           17 1/8
               Fourth quarter                      33 3/8          15 1/16

      2000     First quarter                       17 1/4           11 3/8
               Second quarter                      35               16
               Third quarter                                        27 7/8
                                                   68 1/8
               Fourth quarter                      48 7/8           24 1/4

As of August 31, 2000 the Company had approximately 15,000 shareholders including record and nominee holders.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table summarizes certain historical consolidated financial data, which should be read in conjunction with the Company's financial statements and related notes included elsewhere herein (in thousands except per share data):



YEAR ENDED JUNE 30,                                 2000          1999         1998          1997          1996
                                                 ---------     ---------    ---------     ---------     ---------
 STATEMENT OF OPERATIONS DATA:
 Revenues                                        $ 140,944     $ 106,571    $  85,544     $  64,574     $  58,300
 Cost of revenues                                   39,146        34,237       30,084        22,034        24,688
                                                 ---------     ---------    ---------     ---------     ---------
   Gross profit                                    101,798        72,334       55,460        42,540        33,612
 Operating expenses:
   Selling, general and administrative              39,475        33,002       27,879        22,631        16,927
   Research and development                         28,862        20,709       14,476        12,837         9,776
                                                 ---------     ---------    ---------     ---------     ---------
           Total operating  expenses                68,337        53,711       42,355        35,468        26,703
                                                 ---------     ---------    ---------     ---------     ---------

 Income from operations                             33,461        18,623       13,105         7,072         6,909

 Interest income, net                                1,699         1,285        1,084           560           548
 Equity loss in joint venture                       (3,721)           --           --            --            --
 Gain on sale of division, net                       4,820            --           --            --            --
 Other income (expense), net                            86           185          (30)          (88)          (77)
                                                 ---------     ---------    ---------     ---------     ---------
 Income before income taxes                         36,345        20,093       14,159         7,544         7,380

 Provision for income taxes                         11,449         6,631        5,428         2,933         2,952
                                                 ---------     ---------    ---------     ---------     ---------

 Net income                                      $  24,896     $  13,462    $   8,731     $   4,611     $   4,428
                                                 =========     =========    =========     =========     =========

 Net income per common share (1)
      Basic                                      $    1.19     $    0.66    $    0.60     $    0.45     $    0.44
      Diluted                                    $    1.10     $    0.62    $    0.47     $    0.29     $    0.28

 Weighted average number of common and common
  equivalent shares outstanding (1,3)
      Basic                                         21,000        20,336       14,470        10,282        10,100
      Diluted                                       22,703        21,600       18,540        15,794        15,966

JUNE 30,                                              2000          1999         1998          1997          1996

BALANCE SHEET DATA:
Working capital                                  $  68,198     $  42,312    $  32,794     $  27,547     $  23,554
Total assets                                       144,217        97,511       73,569        44,848        33,264
Long term obligations                               14,052           590           --            --            --
Convertible preferred stock (2)                         --            --           --         1,200         1,200
Total stockholders' equity                         108,360        77,440       61,040        33,322        28,529

(1) Note: Previously published financial data have restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on December 21, 1999.

(2) Upon completion of the Company's initial public offering on January 29, 1998, the Company's series A convertible preferred stock was converted into 2,556,792 shares of common stock.

(3) See Note B of Notes to Consolidated Financial Statements for an explanation of the determination of the weighted average common and common equivalent shares used to compute basic and diluted net income per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS. In this report, as well as oral statements made by the Company, phrases that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include certain factors identified in the following discussion as well as the risk factors reported in the Company's Form 10-K filed with the Securities and Exchange Commission.

    OVERVIEW. Mercury designs, manufactures and markets high performance, real-time digital signal processing computer systems that transform sensor-generated data into information which can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several microprocessor types and to scale from several to hundreds of microprocessors within a single system.

    During the past several years, the majority of the Company's revenues have been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. The Company's activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical diagnostic imaging is the other primary market currently served by the Company. Mercury's computer systems are embedded principally in Magnetic Resonance Imaging ("MRI"), and Computed Tomography ("CT") machines. The remaining revenues are derived from computer systems used in such commercial applications as baggage scanning, seismic analysis and automatic testing equipment, and, until the sale of the Company's shared storage business unit ("SSBU") in January, 2000, shared storage products, SANergy(R) software and related products and services.

     Mercury uses a direct sales force to sell its computer systems to the defense electronics markets in the U.S., Japan, the United Kingdom and France. Defense electronics sales to other countries are achieved through distributors. The Company also uses a direct sales force to sell its computer systems to the U.S. and international medical imaging markets. The Company sells its products to OEMs, value added re-sellers and end-users. Over the past three fiscal years, the Company has expanded its sales force to support growing revenues and has made significant expenditures to recruit additional technical and professional staff, to invest in information technology and to improve the Company's financial, administrative and management infrastructure.

     Revenues are generated from the sale of hardware and software products, development contracts, services such as maintenance, training, engineering consulting and system integration of Mercury software with third-party hardware. Revenues from maintenance, training, engineering consulting services and system integration historically have not constituted a material portion of total revenues. Revenue from product sales is recorded upon receipt of customer purchase order or where applicable, a signed contract executed by both parties provided that delivery has occurred, customer acceptance is not uncertain and collectability is deemed probable. The Company accrues anticipated warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed. Revenue from contracts involving significant product modification or customizations that are eligible for the percentage-of-completion accounting method are recognized on an efforts expended basis. Changes to total estimated costs and anticipated losses, if any, are recognized in the period in which they are determined.

    Cost of revenues includes the cost of materials, component assembly, internal labor and related overhead. Cost of revenues also can include engineering and other technical labor and related overhead incurred in development and engineering consulting contracts.

    Gross profit as a percentage of revenues ("gross margin") varies from period to period depending upon numerous variables, including the mix of revenues from hardware, software, development and engineering consulting contracts; the mix of revenues among the markets served by the Company; the cost of raw materials; the cost of outsourced services and labor; operational efficiencies; actual production volume compared to planned volume; and the mix of applications for which the Company's computer systems are sold. Historically, the Company's gross margins on service revenues have been lower than on product revenues. In addition, the Company's gross margins from development contract revenues are typically lower than the Company's gross margins from standard product revenues. The Company intends to continue to enter into development contracts and anticipates that the gross margins associated with development contract revenues will continue to be lower than its gross margins on standard product revenues.

    Mercury has made significant investments in research and development in an effort to maintain its technology leadership in digital signal processing. Mercury invested $14.5 million, $20.7 million and $28.9 million in fiscal years 1998, 1999 and 2000, respectively, in development activities associated with the Company's key technology competencies as well as in activities that are targeted at developing new technologies and products. The Company expects research and development expenses to continue to increase as the Company continues to develop products to serve its markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost-effective basis is a critical factor in securing design wins for future generations of defense electronics and medical imaging systems. Significant research and development spending by the Company does not ensure that the Company's computer systems will be designed into a customer's system. Because future production orders are usually contingent upon securing a design win, the Company's operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

    RESULTS OF OPERATIONS. The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.


YEAR ENDED JUNE 30,                         2000      1999      1998
                                           ------    ------    ------

Revenues                                   100.0%    100.0%    100.0%
Cost of revenues                            27.8      32.1      35.2
                                           -----     -----     -----
Gross profit                                72.2      67.9      64.8
Operating expenses:
  Selling, general and administrative       28.0      31.0      32.6
  Research and development                  20.5      19.4      16.9
                                           -----     -----     -----
          Total operating expenses          48.5      50.4      49.5
                                           -----     -----     -----
Income from operations                      23.7      17.5      15.3
Other income, net                            2.1       1.4       1.3
                                           -----     -----     -----
Income before income taxes                  25.8      18.9      16.6
Provision for income taxes                   8.1       6.3       6.4
                                           -----     -----     -----
Net income                                  17.7%     12.6%     10.2%
                                           =====     =====     =====


FISCAL 1999 VS. FISCAL 2000

    REVENUES. Total revenues increased 32% from $106.6 million during the year ended June 30, 1999 to $140.9 million during the year ended June 30, 2000.

    Defense electronics revenues increased 21% from $82.6 million or 77% of total revenues during the year ended June 30, 1999 to $100.3 million or 71% of total revenues during the year ended June 30, 2000. This increase in revenue was primarily due to the increased unit demand for defense electronics products, largely comprised of advanced military applications in radar, sonar, and airborne surveillance.

    Medical imaging revenues increased 77% from $15.3 million or 14% of total revenues during the year ended June 30, 1999 to $27.1 million or 19% of total revenues during the year ended June 30, 2000. The increase in medical imaging revenues reflects the increase in production volume of products in the CT application.

    Other revenues increased 55% from $8.7 million or 8% of total revenues during the year ended June 30, 1999 to $13.5 million or 10% of total revenues during the year ended June 30, 2000. The increase in other revenues was due primarily to the addition of a new commercial customer, offset in part by the sale of the SSBU in January, 2000.

    COST OF REVENUES. Cost of revenues increased 14% from $34.2 million during the year ended June 30, 1999 to $39.1 million during the year ended June 30, 2000. Cost of revenues as a percentage of total revenues decreased from 32% during the year ended June 30, 1999 to 31% during the year ended June 30, 2000. The decrease in costs as a percentage of total revenues was primarily due to a decline in component costs and tighter control over manufacturing spending.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 20% from $33.0 million during the year ended June 30, 1999 to $39.5 million during the year ended June 30, 2000. Selling, general and administrative expenses as a percentage of total revenues were 28% during the year ended June 30, 1999 and 28% during the year ended June 30, 2000. The increase in expense dollars reflects the hiring of additional sales and administrative personnel, increased commissions related to increased revenues, investment in an enterprise resource planning system, as well as the ongoing development of the Company's financial, administrative and management infrastructure to support the Company's growth.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 39% from $20.7 million during the year ended June 30, 1999 to $28.9 million during the year ended June 30, 2000. Research and development expenses as a percentage of total revenues were 19% during the year ended June 30, 1999 and 20% during the year ended June 30, 2000. The increase in research and development expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products and an increased level of introduction of new products in response to a high demand for next generation products. Engineering expenses currently are running higher than management's target levels as the Company is working on several major development programs to deliver important new technology to its customers. Management believes that higher engineering spending will continue through fiscal 2001.

    The Company's future success and ability to make the appropriate engineering investments, will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, technical development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards, technologies and client preferences. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees and therefore able to continue to make the investments in engineering at the projected higher expenditure levels. Furthermore, the Company's inability to retain or hire technical personnel may require contracting or outsourcing engineering activities. This factor could result in higher than planned engineering expenses and therefore, a possible fluctuation in the Company's operating results.

    INCOME FROM OPERATIONS. Income from operations increased 80% from $18.6 million during the year ended June 30, 1999 to $33.5 million during the year ended June 30, 2000. This increase is primarily associated with higher sales volume and lower cost of goods sold.

    Included in income from operations during the year ended June 30, 2000 were $1.8 million in hardware and software revenues and $2.4 million in direct expenses related to activities of the SSBU. Included in income from operations during the year ended June 30, 1999 were $2.2 million in hardware and software revenues and $4.0 million in direct expenses related to the SSBU. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product.

    GAIN ON SALE OF BUSINESS UNIT. On January 18, 2000, the Company completed the sale of the SSBU to IBM. Payments are structured with an initial payment of $4,500,000 (excluding $1,000,000 to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1,500,000 plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company has recorded a $4,820,000 gain on the sale of this division which includes cash received of $6,100,000 less legal and advisory costs of $581,000, costs reimbursable to IBM of $499,000, and the net book value of equipment and inventories sold of $200,000.

    EQUITY LOSS IN JOINT VENTURE. In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's contribution to AgileVision was $3.5 million in cash. During the year ended June 30, 2000, the Company recognized $3.7 million in expenses related to the operation of AgileVision. No expenses were recognized during the year ended June 30, 1999.

    INTEREST INCOME, NET. The Company earned $1.3 million in interest income, net, during the year ended June 30, 1999 and $1.7 million during the year ended June 30, 2000. This increase primarily reflects higher average cash balances.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes was $6.6 million during the year ended June 30, 1999 and $11.4 million during the year ended June 30, 2000. The Company's effective tax rate was 33.0% during the year ended June 30, 1999 and 31.5% during the year ended June 30, 2000. During fiscal 2000, the tax rate was reduced primarily due to a reduction in state taxes.

FISCAL 1998 VS. FISCAL 1999

    REVENUES. Total revenues increased 25% from $85.5 million during the year ended June 30, 1998 to $106.6 million during the year ended June 30, 1999.

    Defense electronics revenues increased 23% from $67.2 million or 79% of total revenues during the year ended June 30, 1998 to $82.6 million or 77% of total revenues during the year ended June 30, 1999. The increase in revenues was due primarily to increased unit demand for defense electronics products.

    Medical imaging revenues increased 36% from $11.2 million or 13% of total revenues during the year ended June 30, 1998 to $15.3 million or 14% of total revenues during the year ended June 30, 1999. The increase in revenues was due primarily to the expansion of the business into new applications.

   Other revenues increased 22% from $7.1 million or 8% of total revenues during the year ended June 30, 1998 to $8.7 million or 8% of total revenues during the year ended June 30, 1999. The increase was due to the shared storage business unit revenue increasing by 152% while the other commercial businesses remained relatively flat over the year.

    COST OF REVENUES. Cost of revenues increased 14% from $30.1 million during the year ended June 30, 1998 to $34.2 million during the year ended June 30, 1999. Cost of revenues as a percentage of total revenues decreased from 35% during the year ended June 30, 1998 to 32% during the year ended June 30, 1999. The decrease in costs as a percentage of total revenues was primarily due to a decline in component costs and tighter control over manufacturing spending.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 18% from $27.9 million during the year ended June 30, 1998 to $33.0 million during the year ended June 30, 1999. Selling, general and administrative expenses as a percentage of total revenues were 33% during the year ended June 30, 1998 and 31% during the year ended June 30, 1999. The increase in expense dollars reflects the hiring of additional sales and administrative personnel, increased commissions and marketing communication related to increased revenues, as well as the ongoing development of the Company's financial, administrative and management infrastructure to support the Company's growth.

    RESEARCH AND DEVELOPMENT. Research and development expenses, excluding capitalized software expenditures, increased 43% from $14.5 million during the year ended June 30, 1998 to $20.7 million during the year ended June 30, 1999. Research and development expenses as a percentage of total revenues were 17% during the year ended June 30, 1998 and 19% during the year ended June 30, 1999. The increase in research and development expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products in response to increased demand for next generation products. Engineering expenses currently are running higher than management's target levels as the Company is working on some major development programs to deliver important new technology to its customers.

    INCOME FROM OPERATIONS. Income from operations increased 42% from $13.1 million during the year ended June 30, 1998 to $18.6 million during the year ended June 30, 1999. Included in income from operations during the year ended June 30, 1999 were $2.2 million in hardware and software revenues and $4.0 million in direct expenses related to the shared storage business. The expenses include direct expenses from marketing and engineering activities, primarily relate to compensation, trade shows, prototype development and direct costs related to the sale of the product. Included in income from operations during the year ended June 30, 1998 were $885,000 in hardware and software revenues and $4.3 million in direct expenses related to the shared storage business. Revenues from the shared storage business increased substantially year over year due primarily to the expanding distribution base and the availability of fiber channel interconnect technology.

    INTEREST INCOME, NET. The Company earned $1.1 million in interest income, net, during the year ended June 30, 1998 and $1.3 million during the year ended June 30, 1999. This increase reflects higher average cash balances primarily as a result of proceeds received from the Company's initial public offering in mid fiscal 1998. Offsetting the effect of higher average cash balances were lower yields achieved on the Company's cash. These lower yields were the result of a shift in investment strategy from taxable money market instruments to non-taxable securities.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes was $5.4 million during the year ended June 30, 1998 and $6.6 million during the year ended June 30, 1999. The Company's effective tax rate was 38% during the year ended June 30, 1998 and 33% during the year ended June 30, 1999. During fiscal 1999, the tax rate was reduced primarily due to a one-time state investment tax credit ("ITC") benefit resulting from the purchase of two facilities during the year, increase in research and development credits, and a shift in investment strategy from taxable to non-taxable securities.

    LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2000 the Company had cash and marketable securities of approximately $68.3 million. During the year ended June 30, 2000 the Company generated approximately $29.9 million in cash from operations compared to $9.1 million generated during the year ended June 30, 1999. The increase in cash generated from operations is attributable primarily to the Company's improved profitability. The Company's days sales, based on revenues of each calendar quarter, decreased from 88 days at the end of 1999 to 70 days at the end of 2000. This decrease in days sales was due to the resolution of a supplier issue at the end of fiscal year 1999, which had delayed shipments until the last few weeks of the fourth quarter. Consequently, the accounts receivable balance at June 30, 1999 was inflated.

    In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's total contribution to AgileVision was $3.5 million in cash. During the year ended June 30, 2000, the Company recognized $3.7 million in expenses related to the operation of AgileVision. The Company has funded the losses of AgileVision to date and as of June 30, 2000 intends to continue to fund this venture. No expenses were recognized during the year ended June 30, 1999.

   On January 18, 2000, the Company completed the sale of the SSBU to IBM. Payments are structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.5 million plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property.

    The Company used approximately $45.9 million in investing activities during the year ended June 30, 2000 compared to $12.7 million during the year ended June 30, 1999. During the year ended June 30, 2000, the Company's investing activities consisted of $40.8 million for the purchase of marketable securities (net of sales), $3.5 million for investment in AgileVision, $1.1 million for the purchase of land adjacent to its existing headquarters and $5.5 million for computers, furniture and equipment. These payments were partially offset by the receipt of $5.0 million, net of selling costs from sale of a division. During the year June 30, 1999, the Company's investing activities consisted of $15.1 million for the purchase of an existing office building and construction of an adjacent building, $4.3 million for computers, furniture, equipment and leasehold improvements, and $810,000 for capitalized software. These cash outflows were partially offset by the net sale of marketable securities of $7.2 million and a repayment of notes receivable from related parties amounting to $325,000.

    The Company generated approximately $17.4 million in cash from financing activities during the year ended June 30, 2000 compared to $1.4 million during the year ended June 30, 1999. During the year ended June 30, 2000 the Company's financing activities consisted primarily of $14.5 million in proceeds received upon the issuance of two 7.30% senior secured financing notes. These notes are due November 2014. In addition, $3.7 million in cash was generated from the employee stock purchase plan and the exercise of stock options. These cash inflows were partially offset by the payment of debt and capital lease obligations amounting to approximately $828,000. During the year ended June 30, 1999, $1.7 million in cash was generated from the employee stock purchase plan and the exercise of stock options and $303,000 was used for the payment of capital lease obligations.

    Management believes that the Company's available cash, marketable securities, cash generated from operations, and from the arrangement related to the sale of the SSBU, will be sufficient to provide for the Company's working capital and capital expenditure requirements for at lease the next twenty four months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

    YEAR 2000 COMPLIANCE. As of the date of this report, the Company has not experienced nor does it expect to experience any business disruption resulting from any Year 2000 failures from either its Products, IT Systems, or non-IT Systems.

    RECENT ACCOUNTING PRONOUNCEMENTS. See Note B to the Company's Consolidated Financial Statements for a description of the impact on the Company of recent accounting pronouncements.

ITEM 7(A)  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    INTEREST RATE RISK MANAGEMENT. Due to the short-term duration, the fair value of the Company's cash and investment portfolio at June 30, 2000 approximated carrying value. Interest rate risk is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA) JUNE 30,                          2000            1999
                                                                 ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                                      $   5,850       $   3,676
  Marketable securities                                             36,784          12,762
  Trade accounts receivable, net of allowance for
  doubtful accounts of $308 and $376 at June 30, 2000
  and 1999, respectively                                            27,408          28,915
  Inventory                                                         15,975          12,431
  Deferred income taxes, net                                         1,909           2,617
  Income tax receivable                                                722              --
  Prepaid expenses and other current assets                          1,355           1,392
                                                                 ---------       ---------
          Total current assets                                      90,003          61,793

 Marketable securities                                              25,705           8,978
 Property and equipment, net                                        27,574          25,325
 Deferred income taxes, net                                            787             668
 Other assets                                                          148             747
                                                                 ---------       ---------
          Total assets                                           $ 144,217       $  97,511
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   9,231       $   5,580
  Accrued expenses                                                   2,486           3,694
  Accrued compensation                                               6,143           4,292
  Capital lease - short term                                           580             434
  Notes payable-short term                                             577              --
  Billings in excess of revenues and customer advances               2,788           3,169
  Income taxes payable                                                  --           2,312
                                                                 ---------       ---------


          Total current liabilities                                 21,805          19,481

Commitments and Contingencies (Note F)                                  --              --
Capital lease - long term                                              447             590
Notes payable-long term                                             13,605              --

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized;
21,395,137 and 10,310,877 shares  issued and outstanding at
June 30, 2000 and 1999, respectively                                   214             103
 Additional paid-in capital                                         34,446          28,515
 Retained earnings                                                  73,841          48,945
 Accumulated other comprehensive income
                                                                      (141)           (123)
                                                                 ---------       ---------
     Total stockholders' equity                                    108,360          77,440
                                                                 ---------       ---------

     Total liabilities and stockholders' equity                  $ 144,217       $  97,511
                                                                 =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS, EXCEPT PER SHARE DATA)
          YEAR ENDED JUNE 30,                        2000            1999            1998
                                                  ---------       ---------       ---------
Net revenues                                      $ 140,944       $ 106,571       $  85,544
Cost of revenues                                     39,146          34,237          30,084
                                                  ---------       ---------       ---------
          Gross profit                              101,798          72,334          55,460

Operating expenses:
  Selling, general and administrative                39,475          33,002          27,879
  Research and development                           28,862          20,709          14,476
                                                  ---------       ---------       ---------
          Total operating expenses                   68,337          53,711          42,355
                                                  ---------       ---------       ---------

Income from operations                               33,461          18,623          13,105

Interest income                                       2,430           1,336           1,084
Interest expense                                       (731)            (51)             --
Equity loss in joint venture                         (3,721)             --              --
Gain on sale of division, net                         4,820              --              --
Other income (expense), net                              86             185             (30)
                                                  ---------       ---------       ---------

Income before income tax provision                   36,345          20,093          14,159
Income tax provision                                 11,449           6,631           5,428
                                                  ---------       ---------       ---------

Net income                                        $  24,896       $  13,462       $   8,731
                                                  =========       =========       =========
Net income per common share:
     Basic                                        $    1.19       $    0.66       $    0.60
                                                  =========       =========       =========
     Diluted                                      $    1.10       $    0.62       $    0.47
                                                  =========       =========       =========
Weighted average number of common and common
   equivalent shares outstanding:
     Basic                                           21,000          20,336          14,470
                                                  =========       =========       =========
     Diluted                                         22,703          21,600          18,540
                                                  =========       =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


FOR THE YEARS ENDED JUNE
30, 2000, 1999, AND 1998
(IN THOUSANDS)
                                 Series A                                             Accumulated           Subscriptions
                                Convertible                                              Other               and Related     Total
                              Preferred Stock     Common Stock     Add'l                Compre-   Compre-     Parties        Stock-
                              ---------------   --------------    Paid-In   Retained    hensive    hensive      Notes       holder's
                              Shares   Amount   Shares  Amount    Capital   Earnings    Income     Income     Receivable     Equity
                              ------   ------   ------  ------    -------   --------  ----------- --------  --------------  --------

Balance, June 30, 1997          $852   $1,200    5,202   $ 52     $ 5,703    $26,752    $ (60)                 $(325)       $33,322

Exercise of common stock
  options                                          204      2         506                                                       508
Issuance of common stock
  pursuant to initial public
  offering, net of
  issuance costs of $952                         2,000     20      18,558                                                    18,578
Conversion of series A
  convertible Preferred stock
  into common stock             (852)  (1,200)   2,557     26       1,174                                                        --
Exercise of common stock
  warrants                                          10                 20                                                        20
Comprehensive income:
 Net income                                                                   8,731                                           8,731
                                                                                                      8,731
 Foreign currency
  translation                                                                            (119)         (119)                   (119)
                                                                                                    -------
Comprehensive income                                                                                $ 8,612
                               -----   ------    ------  ----     -------   -------     -----       =======     -------     -------

Balance June 30, 1998             --       --     9,973   100      25,961    35,483      (179)                     (325)     61,040
                               -----   ------    ------  ----     -------   -------     ------                  -------     -------
Exercise of common stock
  options                                           309     3       1,213                                                     1,216
Issuance of common stock in
  Conjunction with
  employee Stock
  purchase plan                                      29               469                                                       469
Tax benefit from
  disqualified
 Dispositions                                                         826                                                       826
Stock compensation                                                     46                                                        46
Payment of notes by related                                                                                         325         325
  parties
Comprehensive income:
 Net income                                                                  13,462                  13,462                  13,462
 Unrealized loss on
  securities                                                                              (30)          (30)                    (30)
 Foreign currency
  translation                                                                              86            86                      86
                                                                                                    -------
Comprehensive income                                                                                $13,518
                               -----   ------    ------  ----     -------   -------     -----       =======     -------     -------
Balance June 30, 1999             --       --    10,311  $103     $28,515   $48,945     $(123)                       --     $77,440
                               -----   ------    ------  ----     -------   -------     ------                  -------     -------
Exercise of common stock
  options                                           169     1       1,148                                                     1,149
Two-for-one stock split                          10,480   105        (105)                                                       --
Exercise of common stock
  options                                           396     4       1,851                                                     1,855
Issuance of common stock in
 Conjunction with
  employee stock purchase
  plan                                               39     1         736                                                       737
Tax benefit from
  disqualified
Dispositions                                                        1,877                                                     1,877
Stock compensation                                                    424                                                       424
Comprehensive income:
 Net income                                                                  24,896                  24,896                  24,896
 Unrealized loss on                                                                       (41)          (41)                    (41)
  securities
 Foreign currency                                                                          23            23                      23
  translation
                                                                                                    -------
Comprehensive income                                                                                $24,878
                               -----   ------    ------  ----     -------   -------    -----        =======    -------     --------
Balance June 30, 2000             --       --    21,395  $214     $34,446   $73,841    $(141)                       --     $108,360
                              ======   ======    ======  ====     =======   =======    =====                   =======     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS) YEAR ENDED JUNE 30,                                         2000         1999         1998
                                                                         ---------    ---------    ---------
Cash flows from operating activities:
     Net income                                                          $  24,896    $  13,462    $   8,731
     Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
           Depreciation and amortization of property and equipment           4,786        3,916        2,829
           Gain on sale of division, net                                    (4,820)          --           --
           Amortization of capitalized software development costs              313          602          490
           Equity loss in joint venture                                      3,721           --           --
           Provision for inventory write-downs                               1,012        2,786        1,583
           Stock option compensation expense                                   424           46           --
           Provision for doubtful accounts                                      --          249           99
           Deferred income taxes                                               590       (1,187)      (1,133)
           Tax benefit from disqualified dispositions                        1,877          826           --
     Changes in assets and liabilities:
           Trade accounts receivable                                         1,504      (11,871)      (4,596)
           Contracts in progress                                                --           --        1,096
           Inventory                                                        (4,673)      (6,048)      (2,398)
           Prepaid expenses and other current assets                          (690)        (108)        (560)
           Other assets                                                         71          (98)         (69)
           Accounts payable                                                  3,654        2,216          570
           Accrued expenses and compensation                                   674        1,874        1,908
           Billings in excess of revenues and customer advances               (366)       2,151       (1,847)
           Income taxes payable                                             (2,311)         284          411
                                                                         ---------    ---------    ---------
Net cash provided by operating activities                                   30,662        9,100        7,114
                                                                         ---------    ---------    ---------

Cash flows from investing activities:
     Purchase of marketable securities                                    (127,019)    (114,574)     (73,571)
     Sale of marketable securities                                          86,230      121,768       44,605
     Purchases of property and equipment                                    (6,637)     (19,440)      (6,336)
     Investment in joint venture                                            (3,500)          --           --
     Proceeds from sale of division, net of selling costs                    5,032           --           --
     Capitalized software development costs                                     --         (810)        (111)
     Note receivable from related parties                                       --          325           --
                                                                         ---------    ---------    ---------
Net cash used in investing activities                                      (45,894)     (12,731)     (35,413)
                                                                         ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from employee stock purchase program                             737          469           --
     Proceeds from exercise of stock options                                 3,004        1,216          508
     Proceeds from issuance of common stock                                     --           --       18,578
     Proceeds from exercise of stock warrants                                   --           --           20
     Proceeds from issuance of notes                                        14,500           --           --
     Payments of debt                                                         (318)          --           --
     Principal payments under capital lease obligations                       (510)        (303)          --
                                                                         ---------    ---------    ---------
Net cash provided by financing  activities                                  17,413        1,382       19,106
                                                                         ---------    ---------    ---------

Net decrease in cash and cash equivalents                                    2,181       (2,249)      (9,193)
Effect of exchange rate changes on cash and cash equivalents                    (7)        (129)          54
Cash and cash equivalents at beginning of year                               3,676        6,054       15,193
                                                                         ---------    ---------    ---------
Cash and cash equivalents at end of year                                 $   5,850    $   3,676    $   6,054
                                                                         =========    =========    =========

Cash paid during the year for:
    Interest                                                             $     685    $      51    $      --
    Income taxes                                                            12,692        7,155        6,166
Non-cash transactions:
     Equipment acquired under capital leases                             $     513    $   1,327    $      --
     Series A convertible preferred stock converted to common stock             --           --        1,200


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)


A.  DESCRIPTION OF BUSINESS:
Mercury Computer Systems, Inc. (the "Company") designs, manufactures and markets high-performance real-time digital signal processing computer systems, which transform sensor-generated data into information that can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. The two primary markets for the Company's products are defense electronics and medical diagnostic imaging. Both of these markets have computing needs, which benefit from the unique system architecture developed by the Company.


B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     REVENUE RECOGNITION. Revenue from product sales is recorded upon receipt of a customer purchase order or where applicable, a signed contract executed by both parties, provided that delivery has occurred and customer acceptance is not uncertain and collectability is deemed probable. The Company accrues for anticipated warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed. Revenue from contracts involving significant product modification or customization that are eligible for the percentage-of-completion accounting method are recognized on an efforts-expended basis. Changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. There was no revenue recognized for year ended June 30, 2000 and 1999 under the percentage-of-completion method while $3,835,000 of revenue was recognized under the percentage-of-completion method for the fiscal year ended June 30, 1998. There were no retainages at June 30, 2000, 1999, or 1998.

     BILLINGS IN EXCESS OF REVENUES AND CUSTOMER ADVANCES. Billings in excess of revenues and customer advances include amounts billed on uncompleted contracts and amounts billed on annual maintenance contracts.

     CASH AND CASH EQUIVALENTS. Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with original maturities of 90 days or less, are carried at fair value.

     MARKETABLE SECURITIES. The Company classifies investments in marketable securities as either trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2000 and 1999. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in shareholder's equity until disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method.

     The fair market value of cash equivalents and short-term and long-term investments in marketable securities represents the quoted market prices at the balance sheet dates. The short-term marketable securities have original maturities greater than 90 days and remaining maturities less than one year. Long-term marketable securities have remaining maturities greater than one year. Long-term marketable securities have maturities of one to three years. At June 30, 2000 and 1999, marketable securities were classified as follows:


                                                       2000             1999
                                                 Available-       Available-
                                                   For-Sale         For-Sale
  Short-term marketable securities:
  Municipal/tax free bonds & money
     market instruments                             $36,784          $12,762

  Long-term marketable securities:
  Municipal/tax free bonds                          $25,705           $8,978

     CONCENTRATION OF CREDIT RISK . Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions which management believes are of high credit quality. At June 30, 2000 and 1999, the Company had approximately $3,088,000 and $2,904,000, respectively, on deposit or invested with its primary financial and lending institution

Customers comprising 10% or more of the Company's receivables for the periods shown below are as follows:


  YEAR ENDED JUNE 30,                                2000             1999
  Customer A                                          25%               3%
  Customer B                                           6%              27%
  Customer C                                           5%              17%
  Customer D                                           8%              11%

     INVENTORY. Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market.


     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:


  Computer equipment                                        3 years
  Machinery and equipment                                   5 years
  Furniture and fixtures                                    5 years
  Buildings                                           15 - 30 years
  Building improvements                                    10 years
  Leasehold improvements                       Shorter of the lease
                                              term or economic life


     Expenditures for additions, renewals and betterment of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS. The Company capitalizes software development costs incurred after a product's technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs is computed on an individual product basis and is the greater of a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or b) the straight-line method over the estimated economic life of the product. The Company uses an estimated economic life of two years or less for all capitalized software costs. No costs were eligible for capitalization during the year ended June 30, 2000.

     RESEARCH AND DEVELOPMENT COSTS. Research and development costs are expensed as incurred.

     INCOME TAXES. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates for the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     NET INCOME PER COMMON SHARE. The Company previously adopted SFAS No. 128, "Earnings per Share" (Statement 128). Statement 128 specifies the calculation and presentation of basic and diluted net income per share. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options.

     FOREIGN CURRENCY. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The local currency for all foreign subsidiaries is the functional currency. The related translation adjustments are reported in accumulated other comprehensive income in stockholders' equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and are immaterial for all periods presented.

     RECLASSIFICATION. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. As of July 1, 2000, The Company did not hold any derivative instruments.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and therefore is unable to determine its impact.

C.  NET INCOME PER COMMON SHARE:
The following table sets forth the computation of basic and diluted net income per common share:


   FOR THE YEARS ENDED JUNE, 30                                                         2000              1999             1998
   Net income                                                                        $24,896          $ 13,462          $ 8,731
                                                                                     =======          ========          =======
   Shares used in computation of net income per share - basic                         21,000            20,336           14,470
        effect of dilutive securities:
             Convertible preferred stock                                                  --                --            2,984
             Stock options                                                             1,703             1,264            1,084
             Warrants                                                                    --                --                 2
                                                                                      ------            ------           ------
        Dilutive potential common shares                                               1,703             1,264            4,070
                                                                                      ------            ------           ------
   Shares used in computation of diluted net income per share                         22,703            21,600           18,540
                                                                                      ======            ======           ======

   Net income per share - basic                                                       $ 1.19            $ 0.66           $ 0.60
                                                                                      ======            ======           ======
   Net income per share - dilutive                                                    $ 1.10            $ 0.62           $ 0.47
                                                                                      ======            ======           ======

     Options to purchase 141,000 shares of common stock in 2000, 222,000 shares in 1999, and 58,000 in 1998 were outstanding during the years then ended but were not included in the year-to-date calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during those periods.


D.  INVENTORY:
Inventory consists of the following:

  JUNE 30,                                                     2000        1999

  Raw materials                                            $  4,252    $  3,508
  Work in process                                             7,415       6,841
  Finished goods                                              4,308       2,082
                                                           --------    --------
          Total                                            $ 15,975    $ 12,431
                                                           ========    ========


E.  PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:

  JUNE 30,                                                     2000        1999

  Computer equipment and software                          $ 22,406    $ 17,280
  Buildings                                                  15,819      15,819
  Land                                                        2,985       1,852
  Machinery and equipment                                       605         404
  Furniture and fixtures                                      3,709       3,365
  Building and leasehold improvements                         1,585       1,334
                                                           --------    --------
                                                             47,109      40,054
  Less: accumulated depreciation and amortization           (19,535)    (14,729)
                                                           --------    --------
                                                           $ 27,574    $ 25,325
                                                           ========    ========

     During the fiscal year ended June 30, 1999, the Company purchased its existing headquarters building and an adjacent newly constructed facility, including land for $15,058,000. In addition, during the fiscal year ended June 30, 1999, $1,289,000 of property and equipment was retired of which $1,260,000 was fully depreciated.

     During the fiscal year ended June 30, 2000 the Company invested $1.1 million for the purchase of land adjacent to its existing headquarters.


F.  COMMITMENTS AND CONTINGENCIES:

     LONG TERM DEBT FINANCING ARRANGEMENT.   Long-term debt at June 30, 2000
and 1999 consisted of the following:

                                                         2000          1999
         Notes payable                                $14,182            --
         Less current maturities                          577            --
                                                      -------        ------
                                                      $13,605            --
                                                      =======        ======

     On November 3, 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the "Notes"), due November 2014. The original principle value of the Notes amounted to $14,500,000. The Notes are collateralized by the Company's corporate headquarters, which consists of two buildings. The Notes' agreements contain certain covenants, which, among other provisions, require the Company to maintain a minimum tangible net worth. As of June 30, 2000, the Company was in compliance with the covenants of the Notes' agreements.

Maturities of long term debt are as follows:


Year ending June 30,

2001                                        $   577
2002                                            621
2003                                            667
2004                                            718
2005                                            772
Thereafter                                   10,827
                                            -------
                                            $14,182
                                            =======

     During the fiscal year ended June 30, 1999, the Company had a credit agreement with a commercial bank to borrow up to $5,000,000 at an interest rate equal to the prime rate or, at the election of the Company, two and one-quarter percentage points above the London InterBank Offered Rate, payable monthly. The credit agreement contained certain covenants, including restrictions on incurrence of additional indebtedness and liens on its assets, capital expenditures, disposition of assets, investments and acquisitions, limitations on distributions, and required the Company to meet certain financial tests pertaining to current and debt ratios and income before tax provision. During the fiscal year ended June 30, 1999, the Company terminated this financing arrangement. Accordingly, there were no borrowings outstanding at June 30, 2000 or 1999.

     LEGAL. In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise 96,000 stock options at an exercise price of $2.00 per share, and other financial consideration. Discovery has commenced and the action has been referred to binding arbitration. The position of the Company's management after consultation with external counsel, is that it is not possible to estimate the amount of a probable loss, if any, to the Company that might result from this action. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on its claims, depending on the price of the Company's common stock, a judgement for a material amount could be awarded against the Company. The Company has objected to the claims and is aggressively defending the matter.

     LEASE COMMITMENTS. The Company leases certain of its facilities and machinery and equipment under capital and operating leases expiring in various years through 2000. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor.

Minimum lease payments under operating and capital leases are as follows:


                                                                    Operating lease       Capital Lease
    YEAR ENDING JUNE 30,                            Real Estate        Equipment            Equipment

    2001                                                191               264                  679
    2002                                                175               ---                  325
    2003                                                 40               ---                  100
                                                       ----              ----               ------
    Total minimum lease payments                       $406              $264               $1,104
                                                       ====              ====               ======
    Less: amounts representing interest                                                         77
                                                                                            ------
    Present value of minimum lease payments                                                  1,027
    Less: current portion                                                                      580
                                                                                            ------
    Long-term portion                                                                       $  447
                                                                                            ======

     Rental expense during the fiscal years ended June 30, 2000, 1999 and 1998 was approximately $524,000, $1,116,000 and $1,029,000, respectively.

G.  STOCKHOLDERS' EQUITY:

     The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share.

     COMMON STOCK. On November 18, 1999, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on December 21, 1999 to shareholders of record as of December 6, 1999. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except the capitalization of the Company.

     SERIES A CONVERTIBLE PREFERRED STOCK. The series A convertible preferred stock had a liquidation preference of $1.41 per share and voting rights similar to the common stock. Each of the preferred stockholders had one vote for each share of common stock into which the series A convertible preferred stock was convertible. On January 29, 1998, the series A convertible preferred stock was converted into common stock on a three-for-one basis.

H.  STOCK BASED COMPENSATION
     At June 30, 2000, the Company had both stock option plans and a stock purchase plan. In fiscal year 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in fiscal 1997 and has applied APB Opinion No. 25 and related interpretations in accounting for all of its stock option and employee stock purchase plans. Compensation cost is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an individual must pay to acquire the stock. Compensation expense recognized for stock based compensation amounted to $424,000, $46,000, and $0 for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

     STOCK OPTION PLANS. The Company has five stock option plans. The 1982, 1991, and 1993 Stock Option Plans (the "Plans") provide for the granting of options to purchase an aggregate of not more than 1,950,000 shares of the Company's common stock to employees and directors. Under these plans, options are granted at not less than the fair value of the stock on the date of grant as determined by the Board. The terms of the options are established by the Board on an individual basis. The options generally vest between three and five years and have a maximum term of ten years.

     The 1997 Stock Option Plan (the "1997 Plan"), which the Board approved in June 1997, provides for the granting of options to purchase an aggregate of not more than 1,325,000 shares of the Company's common stock. The Plan provides for the grant of non-qualified and incentive stock options to employees. Incentive stock options are granted at a price set by the Board of Directors not to be less than 100% of the fair value at the date of the grant. Non-qualified stock options are granted at not less than 50% of the fair value of the stock on the date of grant as determined by the Board. The options vest over five years and have a maximum term of ten years. In 1999, an amendment to the plan was adopted by the Board of Directors of the Corporation, which provided for an increase in the number of shares reserved for issuance under the Plan from 1,325,000 shares of common Stock to 2,325,000 and a reduction in the vesting period for future options from five to four years. With the implementation of the 1997 Plan, no further stock options were granted under the 1982 and 1991 Stock Option Plans.

     The 1998 Stock Option Plan (the "1998 Plan"), which the Board approved in September 1998, provides for the granting of options to purchase an aggregate of not more than 50,000 shares of the Company's common stock. The Plan provides for the grant of non-qualified stock options to non-employee directors. Non-qualified stock options are granted at fair value of the stock at the date of the grant as determined by the Board of Directors. The options vest over three years and have a maximum term of ten years. With the implementation of the 1998 Plan, no further stock options were granted under the 1993 Stock Option Plan.


                                                                                         Weighted
                                                                       Weighted       Average Fair
                                                                        Average           Value of
                                                    Number of          Exercise    Options Granted
                                                       Shares             Price
   Outstanding at June 30, 1997                     1,689,184              1.71
   Granted                                            942,262              4.71          $ 2.64
   Exercised                                         (408,936)             1.24
   Canceled                                           (33,386)             3.56
                                                    ---------
   Outstanding at June 30, 1998                     2,189,124              3.06
                                                    ---------

   Granted                                          1,271,410              9.65          $ 6.04
   Exercised                                         (618,324)             1.97
   Canceled                                           (76,454)             5.18
                                                    ---------
   Outstanding at June 30, 1999                     2,765,756              6.27
                                                    ---------

   Granted                                            928,684             26.42          $19.03
   Exercised                                         (734,592)             4.09
   Canceled                                          (258,000)             8.67
                                                    ---------
   Outstanding at June 30, 2000                     2,701,848             13.56
                                                    =========



Information related to the stock options outstanding as of June 30, 2000, is as follows:

                                                                   Weighted
                                                                    Average                                         Exercisable
                                                                  Remaining         Weighted       Exercisable         Weighted
                                                   Number       Contractual          Average         Number of          Average
   Range of Exercise Prices                    of Options              Life   Exercise Price           Options   Exercise Price

   $ 1.25   - $ 4.00                              701,578              6.73            $2.99           253,778            $2.72
   $ 5.00   - $ 8.625                             462,686              8.21             7.73            60,961             7.64
   $ 8.844  - $ 9.563                             139,400              8.04             9.03            32,030             8.96
   $ 11.688 - $ 11.688                            473,900              8.63            11.69            57,900            11.69
   $ 12.00  - $ 23.438                            604,684              9.28            20.13             4,360            12.66
   $ 24.25  - $ 48.00                             319,600              9.65            37.50                --               --
                                                ---------                                              -------
   $ 1.25   - $ 48.00                           2,701,848              8.30            13.56           409,029             5.32
                                                =========                                              =======

     There were 605,612 and 754,480 options exercisable at June 30, 1999 and 1998, respectively, with weighted average exercise prices of $2.77 and $1.79. The fair value of each option granted during fiscal years ended June 30, 2000, 1999 and 1998, is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 6.34% in 2000, 4.90% in 1999 and 6.25% in 1998; (2) expected option life of 6 years; (3) expected stock volatility of 77% for June 30, 2000, 63% for June 30, 1999 and 50% for June 30, 1998; and (4)
expected dividend yield of 0.0.%.

     EMPLOYEE STOCK PURCHASE PLAN. During 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("ESPP") and authorized 250,000 shares for future issuance under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation as defined in the plan. During the two offerings in fiscal 2000, the Company issued 22,923 and 15,868 shares of common stock to employees who participated in the plan at prices of $13.39 and $27.47, respectively. Shares available for future purchase under the ESPP totaled 404,761 at June 30, 2000.

     The weighted-average fair value of purchase rights granted in fiscal 2000 and 1999 was $8.40 and $3.23, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions; dividend yield of 0.0%, an expected life of 6 months, expected volatility of 77% for June 30, 2000 and 63% for June 30, 1999, and risk-free interest rate of 5.25% for June 30, 2000 and 4.9% for June 30, 1999.

     Had compensation cost for the Company's stock option grants and stock issued in conjunction with the ESPP been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company's net income and net income per common share for the fiscal years ended June 30, 2000, 1999 and 1998, would approximate the following pro forma amounts as compared to the amounts reported:

                                                       Net Income per      Net Income per
                                                         Common Share        Common Share
                                        Net Income            - Basic           - Diluted
    As reported:
      2000                                 $24,896             $ 1.19              $ 1.10
      1999                                 $13,462             $ 0.66              $ 0.62
      1998                                 $ 8,731             $ 0.60              $ 0.47

    Pro forma:
      2000                                 $20,791             $ 0.99              $ 0.92
      1999                                 $11,950             $ 0.59              $ 0.55
      1998                                 $ 8,244             $ 0.57              $ 0.44


     The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.


I.  INCOME TAXES:
     Income tax expense consisted of the following:

    YEAR ENDED JUNE 30,                       2000               1999                1998
    Federal:
        Current                            $10,081             $6,377             $ 5,680
        Deferred                               544               (479)             (1,172)
                                           -------             ------             -------
                                            10,625              5,898               4,508

    State:
        Current                                755              1,295                 925
        Deferred                                46               (708)               (111)
                                           -------             ------             -------
                                               801                587                 814

    Foreign  - current                          23                146                 106
                                           -------             ------             -------
                                           $11,449             $6,631             $ 5,428
                                           =======             ======             =======



     The following is a reconciliation between the statutory provision for federal income taxes and the effective income tax expense:


    YEAR ENDED JUNE 30,                                      2000        1999        1998

    Income taxes at federal statutory rates                  35.0%       35.0%       35.0%
    State income tax, net of federal tax benefit
       and credits                                            1.3         1.9         3.7
    Research and development credits utilized                (3.4)       (3.8)       (2.2)
    Tax-exempt interest income                               (1.6)       (1.8)         --
    Other                                                     0.2         1.7         1.8
                                                             ----        ----        ----
                                                             31.5        33.0        38.3
                                                             ====        ====        ====

     The components of the net deferred tax asset are as follows:


   JUNE 30,                                                   2000      1999

   Receivables, allowances and inventory reserves           $1,083    $1,654
   Accrued vacation                                            402       368
   Property and equipment                                      167       301
   Capitalized software development costs                       --      (125)
   State tax credit carryforwards                              620       491
   Other temporary differences                                 424       596
                                                            ------    ------
   Total deferred tax asset, net                            $2,696    $3,285
                                                            ======    ======

     No valuation allowance was deemed necessary for the deferred tax asset. Management believes it is more likely than not that all of the deferred tax asset will be realized.

     At June 30, 2000, the Company had state research and development tax credit carryforwards of approximately $954,000 which begin to expire in 2014.

J.  EMPLOYEE BENEFIT PLANS:
     The Company maintains a qualified 401(k) Plan and up until December 31, 1999, maintained a qualified profit sharing 401(a) plan. The plan covers employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of compensation with a discretionary matching Company contribution. Effective January 1, 2000, the Company began matching up to 3% of compensation. Previously, the company matched up to 2% of compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company terminated its 401(a) plan as December 31, 1999.


     Expense recognized by the Company under the 401(a) and 401(k) plans was approximately $788,000, $1,000,000 and $710,000 during the years ended June 30, 2000, 1999 and 1998, respectively.

     The Company maintains a bonus plan, which provides cash awards to employees based upon operating results and employee performance. Bonus expense to employees was approximately $4,499,000, $2,753,000, and $1,988,000 during the years ended June 30, 2000, 1999 and 1998, respectively.


K.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:
     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131), in fiscal 1999. This Statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas.

     Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company has eight principal operating segments; North American defense and commercial, international defense and commercial, medical imaging, shared storage, wireless communications, digital video, research and development, and other commercial businesses. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has six reportable segments; North American defense and commercial segment, international defense and commercial segment, medical imaging segment, shared storage segment, other defense and commercial segment, and research and development segment. The other commercial segment is comprised of wireless communications, digital video and other commercial businesses unrelated to the defense, medical imaging or shared storage businesses. These operating segments are not separately reported, as they do not meet any of Statement No. 131's quantitative thresholds. Effective January 18, 2000 the Company sold it's shared storage division, see note L.

     The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies".


                                   North
                                American International
                                 Defense   Defense and     Medical     Shared        Other       Research
                                     and    Commercial     Imaging     Storage   Commercial           and
                              Commercial    Segment(2)     Segment     Segment      Segment   Development   Corporate  Consolidated
                             Segment (2)                                                          Segment
    2000
    Sales to unaffiliated
         customers               $96,901      $14,326     $27,093     $ 1,841      $   783      $     --    $     --     $140,944
    Income (loss)
          before taxes (1)        66,889        8,016      10,510        (582)      (3,289)      (27,740)    (17,459)      36,345
    Depreciation/
     amortization expense            427          170          41          59          103         1,218       3,081        5,099

    1999
    Sales to unaffiliated
         customers               $79,906      $ 8,894     $15,295     $ 2,232       $  244      $     --    $     --     $106,571
    Income (loss)
          before taxes(1)         53,174       (1,090)      6,353      (1,775)       3,837       (19,639)    (20,767)      20,093
    Depreciation/
      amortization  expense          191           11          70         102           --         1,263       2,881        4,518

    1998
    Sales to unaffiliated
         customers               $66,074      $ 7,096     $11,232     $   885       $  257      $     --    $     --     $ 85,544
    Income (loss)
          before taxes(1)         40,399         (635)      4,499      (3,423)       2,177       (12,917)    (15,941)      14,159
    Depreciation/
      amortization expense           155           15          68          52           --           924       2,105        3,319

(1) Interest income, interest expense and foreign exchange gain/(loss) are reported in Corporate and not allocated to the principal operating segments. Only expenses directly related to an operating segment are charged to the appropriate operating segment. All other expenses for marketing and administrative support activities that cannot be specifically identified with a principal operating segment are allocated to Corporate.

(2) The North American defense and commercial segment and the International defense and commercial segment differ in definition from the defense market segment described in the Company's management discussion and analysis ("MD&A"). The defense market segment in the MD&A refers to the worldwide defense market. The North American defense and commercial segment and the International defense and commercial are operating segments as defined by Statement No. 131 and are subsets of the worldwide defense market discussed in the MD&A.

     Foreign revenue is based on the country in which the legal subsidiary is domiciled. Foreign revenue and long-lived assets represent less than 10% of the Company's total long-lived assets for the fiscal years ended June 30, 2000, 1999, and 1998 respectively.


     Customers comprising 10% or more of the Company's revenues for the periods shown below are as follows:

                 YEAR ENDED JUNE 30,          2000          1999           1998
    Customer D                                 12%           12%            10%
    Customer E                                 14%           16%             --
    Customer B                                 19%           22%            20%
    Customer A                                 12%            --            10%


L. SALE OF DIVISION:
     On January 18, 2000, the Company completed the sale of the SSBU to IBM. Payments are structured with an initial payment of $4,500,000 (excluding $1,000,000 to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1,500,000 plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The contingency payments of $1,500,000 are recognized when collected. The Company has recorded a $4,820,000 gain on the sale of this division which includes cash received of $6,100,000 less legal and advisory costs of $581,000, costs reimbursable to IBM of $499,000, and the net book value of equipment and inventories sold of $200,000.

M. EQUITY LOSS IN JOINT VENTURE:
     In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's contribution to AgileVision was $3,500,000 in cash. During the year ended June 30, 2000, the Company recognized $3,721,000 in expenses related to the operation of AgileVision. The Company has funded the losses of Agilevision to date and as of June 30, 2000, intends to continue to fund this venture. No expenses were recognized during the year ended June 30, 1999.

Summarized Income Statement results for AgileVision during the year ended June 30, 2000 are as follows:


     Expenses                                           $(3,721)
                                                        -------
     Loss from continuing operations                     (3,721)
                                                        -------
     Net loss                                           $(3,721)
                                                        =======

Summarized Statement of Financial Position of AgileVision as of June 30, 2000:

     Current assets                    $ 1,009
     Non-current assets                     12
                                       -------
     Total assets                      $ 1,021
                                       =======

     Current liabilities               $ 2,744
     Shareholders' equity               (1,723)
                                       -------
     Total liabilities and equity      $ 1,021
                                       =======

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Mercury Computer Systems, Inc.:



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
August 17, 2000

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




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

    The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.  Financial statements:

    Consolidated Balance Sheets as of June 30, 2000 and 1999

    Consolidated Statements of Operations for the years ended June 30, 2000, 1999, and 1998

    Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999, and 1998

    Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999, and 1998 Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

II. Valuation and Qualifying Accounts

                         MERCURY COMPUTER SYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                        BALANCE AT                                      BALANCE
                        BEGINNING       CHARGES TO                       AT END
                        OF PERIOD        EXPENSES       DEDUCTIONS     OF PERIOD
                        ----------      ----------      ----------     ---------

     Allowance for Doubtful Accounts

     2000                  $376              --             $68           $308
     1999                   218             249              91            376
     1998                   119              99              --            218

                        BALANCE AT                                      BALANCE
                        BEGINNING       CHARGES TO                       AT END
                        OF PERIOD        EXPENSES       DEDUCTIONS     OF PERIOD
                        ----------      ----------      ----------     ---------

     Inventory Reserve

     2000                $3,039          $1,012          $1,256         $2,795
     1999                 1,857           2,786           1,604          3,039
     1998                 1,723           1,583           1,449          1,857


    Charges to expenses for inventory are due to program cancellations, engineering change orders and obsolescence. Deductions are recorded when the inventory is written off. The Company wrote off $1,256,000, $1,604,000, $1,449,000 during the years ended June 30, 2000, 1999, and 1998 respectively, in inventory relating primarily to engineering change orders and obsolescence.



3. Exhibits:

    Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 40, which is incorporated herein by reference.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 18, 2000.

                                              MERCURY COMPUTER SYSTEMS, INC.


                                              BY: /s/ G. MEAD WYMAN
                                              ----------------------------------
                                              G. MEAD WYMAN
                                              SENIOR VICE PRESIDENT, CHIEF
                                              FINANCIAL OFFICER AND TREASURER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                                           TITLE(S)                                DATE
/s/ JAMES R. BERTELLI                      President, Chief Executive Officer and           September 18, 2000
---------------------------------          Director (principal executive officer)
James R. Bertelli

/s/ G. MEAD WYMAN                          Senior Vice President, Chief Financial Officer   September 18, 2000
---------------------------------          and Treasurer (principal financial and
G. Mead Wyman                              accounting officer)

/s/ GORDON B. BATY                         Director                                         September 18, 2000
---------------------------------
Gordon B. Baty

/s/ R. SCHORR BERMAN                       Director                                         September 18, 2000
---------------------------------
R. Schorr Berman

/s/ ALBERT P. BELLE ISLE                   Director                                         September 18, 2000
---------------------------------
Albert P. Belle Isle

/s/ SHERMAN N. MULLIN                      Director                                         September 18, 2000
---------------------------------
Sherman N. Mullin

/s/ MELVIN SALLEN                          Director                                         September 18, 2000
---------------------------------
Melvin Sallen

                                  EXHIBIT INDEX

ITEM NO.   DESCRIPTION OF EXHIBIT

 3.1 Organization. (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-41139))

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

10.11    1998 Stock Option Plan

21.1*    Subsidiaries of the Registrant

23.1*    Consent of PricewaterhouseCoopers L.L.P.

27.1*    Financial Data Schedule.

* Filed with this Form 10-K.
# Confidential treatment granted.