Form 10-Q
period 2000-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2000-11-14
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000          Commission File Number 0-23599

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

                      YES   X     NO
                          ----       ----

    Number of shares outstanding of the issuer's classes of common stock as of October 31, 2000:

                 Class                            Number of Shares Outstanding
--------------------------------------            ----------------------------
Common Stock, par value $.01 per share                     21,487,117




                            Total number of pages 14

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and
               June 30, 2000                                                3

         Consolidated Statements of Operations for the Three
               Months Ended  September 30, 2000 and 1999                    4

         Consolidated Statements of Cash Flows for the Three
              Months Ended September 30, 2000 and 1999                      5

         Notes to Consolidated Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           9

         Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                            12

PART II. OTHER INFORMATION

         Item 2.   Use of Proceeds from Registered Securities              12

         Item 4.  Submission of Matters to a Vote of Security
                    Holders                                                12

         Item 6.  Exhibits and Reports Filed on Form 8-K                   12

SIGNATURE                                                                  13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     September 30,      June 30,
                                                                         2000             2000
                                                                      (Unaudited)
                                                                     -------------     ---------
ASSETS
Current assets:
      Cash and cash equivalents                                        $  10,755       $   5,850
      Marketable securities                                               33,434          36,784
      Trade accounts receivable, net of allowances of $307 and
             $308 at September 30, 2000 and June 30, 2000,                26,776          25,046
      respectively
      Inventory                                                           17,838          15,975
      Deferred income taxes, net                                           1,909           1,909
      Income tax receivable                                                   --             722
      Prepaid expenses and other current assets                            3,727           3,496
                                                                       ---------       ---------
          Total current assets                                            94,439          89,782

Marketable securities                                                     28,286          25,705
Property and equipment, net                                               28,606          27,574
Deferred income taxes, net                                                   787             787
Other assets                                                                 339             369
                                                                       ---------       ---------

          Total assets                                                 $ 152,457       $ 144,217
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                 $   6,159       $   9,231
      Accrued expenses                                                     3,980           2,486
      Accrued compensation                                                 5,154           6,143
      Capital lease - short term                                             553             580
      Notes payable - short term                                             577
                                                                                             577
      Billings in excess of revenues and customer advances                 3,810           2,788
      Income taxes payable                                                 2,588              --
                                                                       ---------       ---------
          Total current liabilities                                       22,821          21,805

Commitments and                                                               --              --
contingencies
Capital lease - long term                                                    322             447
Notes payable - long term                                                 13,464          13,605

Stockholders' equity:
      Common stock, $.01 par value: 40,000,000 shares authorized;
         21,425,437 and 21,395,137 shares issued and outstanding
         at September 30, 2000 and June 30, 2000, respectively               214             214
      Additional paid-in capital                                          34,698          34,446
      Retained earnings                                                   80,950          73,841
      Accumulated other comprehensive income                                 (12)           (141)
                                                                       ---------       ---------
          Total stockholders' equity                                     115,850         108,360
                                                                       ---------       ---------
          Total liabilities and stockholders' equity                   $ 152,457       $ 144,217
                                                                       =========       =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)

                                                  Three months ended
                                                     September 30,
                                                  2000           1999
                                                --------       --------
Net revenue                                     $ 41,469       $ 37,863
Cost of revenue                                   13,124         10,037
                                                --------       --------
       Gross profit                               28,345         27,826

Operating expenses:
       Selling, general and administrative        12,123          9,105
       Research and development                    6,743          5,537
                                                --------       --------
       Total operating expenses                   18,866         14,642
                                                --------       --------

Income from operations                             9,479         13,184
Interest income                                      928            322
Interest expense                                    (275)           (18)
Equity loss in joint venture                      (1,235)          (515)
Gain on sale of division, net                      1,600             --
Other expenses                                       (43)           (16)
                                                --------       --------
Income before income taxes                        10,454         12,957

Provision for income taxes                         3,345          4,665
                                                --------       --------
       Net income                               $  7,109       $  8,292
                                                ========       ========
Net income per share:
       Basic                                    $   0.33       $   0.40
                                                ========       ========
       Diluted                                  $   0.31       $   0.37
                                                ========       ========
Weighted average shares outstanding:
       Basic                                      21,405         20,688
                                                ========       ========
       Diluted                                    22,747         22,166
                                                ========       ========



               The accompanying notes are an integral part of the
                       consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                              2000           1999
                                                                            --------       --------
Cash flows provided from operating activities:
Net income                                                                  $  7,109       $  8,292
Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
        Depreciation and amortization                                          1,408
                                                                                              1,257
        Gain on sale of division, net                                         (1,600)            --
        Provision for inventory write-downs                                    1,378          1,247
        Equity loss in joint venture                                           1,235            515
        Changes in assets and liabilities:
             Trade accounts receivable                                        (1,739)         4,671
             Inventory                                                        (3,273)        (2,117)
             Prepaid expenses and other current assets                          (479)
                                                                                                408
             Other assets                                                       (971)            41
             Accounts payable                                                 (3,069)        (2,510)
             Accrued expenses and compensation                                   520            126
             Billings in excess of revenues and customer advances              1,048         (2,011)
             Income taxes payable                                              3,315          4,334
                                                                            --------       --------

                   Net cash provided by operating activities                   4,882         14,253
                                                                            --------       --------

Cash flows from investing activities:
        Purchase of marketable securities                                    (20,388)       (17,482)
        Sale of marketable securities                                         21,236         11,263
        Purchases of property and equipment                                   (2,448)          (755)
        Proceeds from sale of division net of selling costs                    1,600             --
        Investment in joint venture                                               --         (2,500)
                                                                            --------       --------
                   Net cash used in investing activities                          --         (9,474)
                                                                            --------       --------
Cash flows from financing activities:
        Proceeds from employee stock purchase plan and
                 the exercise of stock options                                   252            344
        Payments of debt                                                        (141)            --
        Principal payments under capital lease obligations                      (152)          (110)
                                                                            --------       --------
                   Net cash (used in) provided by financing activities           (41)           234
                                                                            --------       --------

Net increase in cash and cash equivalents                                      4,841          5,013
Effect of exchange rate change on cash and cash equivalents                       64             70
Cash and cash equivalents at beginning of period                               5,850          3,676
                                                                            --------       --------
Cash and cash equivalents at end of period                                  $ 10,755       $  8,759
                                                                            ========       ========
Cash paid during the period for:
        Interest                                                            $    275       $     19
        Income taxes                                                             631            265



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

B.  INVENTORY
                                 September 30,      June 30,
                                    2000             2000
                                 -------------      --------
Raw materials                      $ 7,138          $ 4,252
Work in process                      5,801            7,415
Finished goods                       4,899            4,308
                                   -------          -------
     Total                         $17,838          $15,975
                                   =======          =======

C.  NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                         Three Months Ended
                                                           September 30,
                                                          2000         1999
                                                        -------      -------
Net income                                              $ 7,109      $ 8,292
                                                        =======      =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share       21,405       20,688
Dilutive effect of stock options                          1,342        1,478
                                                       --------      -------
Shares used in computation of diluted net
      income per share                                   22,747       22,166
                                                       ========      =======
Basic net income per share                             $   0.33      $  0.40
                                                       ========      =======
Dilutive net income per share                          $   0.31      $  0.37
                                                       ========      =======

Options to purchase 350,293 and 25,587 shares of common stock outstanding during the three months ended September 30, 2000 and 1999, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

D.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

                         MERCURY COMPUTER SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB101 and therefore is unable to determine its impact.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

E.       COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:


                                                     Three Months Ended
                                                       September 30,
                                                     2000        1999
                                                    -------     ------

Net income                                          $7,109      $8,292

Other comprehensive income, net of tax:
     Foreign currency translation adjustments          (27)         88

     Unrealized gain or (loss) on securities            15         (12)
                                                    ------      ------
Other comprehensive income                             (12)         76
                                                    ------      ------
Total comprehensive income                          $7,097      $8,368
                                                    ======      ======

F.       OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

During the three month period ended September 30, 2000, the Company had six principal operating segments: North American defense, international defense, medical imaging, commercial businesses, wireless communications, and research and development. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments: North American defense segment, medical imaging segment, commercial segment, other defense and commercial segment, and research and development segment. The other commercial segment is comprised of international defense, wireless communications, and other commercial businesses unrelated to the defense or medical businesses. A new commercial operating segment was established during the first quarter of fiscal 2000. Previously, most commercial businesses were included with the North American and international operating segments. Historical information was not restated to reflect this business reorganization because it is impractical to obtain the necessary information.

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The following table provides operating segment information for the three-month periods ended September 30, 2000 and 1999:



                                            North                                             Research
                                           American    Medical                   Other          and
                                           Defense     Imaging     Commercial   Commercial   Development
                                           Segment     Segment      Segment      Segment       Segment    Corporate  Consolidated
                                           -------    -------      ----------   ----------   -----------  ---------  ------------

THREE MONTHS ENDED SEPTEMBER 30, 2000:
Sales to unaffiliated customers             27,729      8,878        3,335       1,527            --         --        41,469
Income (loss) before taxes(1)               18,396      2,713        1,666         (26)       (6,743)    (5,552)       10,454
Depreciation/amort. expense                    187          9            2          66           378        766         1,408

THREE MONTHS ENDED SEPTEMBER 30, 1999:
Sales to unaffiliated customers             30,253      4,961           --       2,649            --         --        37,863

Income (loss) before taxes(1)               21,939      2,018           --       (150)       (5,225)    (5,625)        12,957
Depreciation/amort. expense                     34         11           --         55           272        885          1,257


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

G.       EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. As of September 30, 2000, the Company's investment in AgileVision amounted to $4,500,000. During the three month periods ended September 30, 2000 and 1999, the Company recognized $1,235,000 and $515,000, respectively, in expenses related to the operation of Agilevision. The Company has funded the losses of Agilevision to date and as of September 30, 2000, intends to continue to fund this venture.

Summarized Income Statements for AgileVision during the periods ended September 30, 2000 and 1999 are as follows:


                                        Three Months Ended
                                          September 30,
                                       2000           1999
                                      ------         -----
Expenses                              $1,235         $ 515
                                      ------         -----
Loss from continuing operations        1,235         $ 515
                                      ------         -----
Net loss                              $1,235         $ 515
                                      ======         =====

Summarized Statements of Financial Position of AgileVision:

                                   September 30,     June 30,
                                       2000            2000
                                   -------------     --------
Current assets                        $   511        $ 1,009
Non-current assets                         20             12
                                      -------        -------
Total assets                              531          1,021
                                      =======        =======

Current liabilities                     3,599          2,744
Shareholders' equity                   (3,068)        (1,723)
                                      -------        -------
Total liabilities and equity          $   531        $ 1,021
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

RESULTS OF OPERATIONS :

REVENUES

The Company's total revenues increased 10% from $37.9 million during the three months ended September 30, 1999 to $41.5 million during the three months ended September 30, 2000.

Defense electronics revenues decreased 4% from $30.6 million or 81% of total revenues during the three months ended September 30, 1999 to $29.2 million or 71% of total revenues during the three months ended September 30, 2000. The decline in defense revenues was due to the delay in fulfilling customer orders for the deliver of next- generation technology.

Medical imaging revenues increased 80% from $5.0 million or 13% of total revenues during the three months ended September 30, 1999 to $8.9 million or 21% of total revenues during the three months ended September 30, 2000. The increase in medical imaging revenues reflects the ramp-up to production volume of product for our customer's computed tomography ("CT") imaging systems.

Other revenues increased 43% from $2.3 million or 6% of total revenues during the three months ended September 30, 1999 to $3.4 million or 8% of total revenues during the three months ended September 30, 2000. The increase in other revenues was due primarily to the addition of a new commercial customer.

COST OF REVENUES

Cost of revenues increased 31% from $10.0 million during the three months ended September 30,1999 to $13.1 million during the three months ended September 30, 2000. As a percent of total revenues, cost of revenues increased from 26.5% during the three month period ended September 30, 1999 to 31.6% for the three months ended September 30, 2000. This increase in cost as a percentage of revenue was primarily due to an increase in the Company's inventory reserves.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 33% from $9.1 million during the three months ended September 30, 1999 to $12.1 million during the three months ended September 30, 2000. The increase was primarily due to expenses associated with the implementation of a new financial, manufacturing, and administrative computer system. Additionally, commissions associated with higher sales volume and the ongoing development of the Company's sales and management infrastructure to support the Company's growth contributed to the increased expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 22% from $5.5 million during the three months ended September 30, 1999 to $6.7 million during the three months ended September 30, 2000. The increase in research and development expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products and the introduction of new products in response to a high demand for next generation products. Even with the increase in research and development expenses as compared with a year ago, expenses are running somewhat lower than management's expectations due to the delay in certain prototyping activities. Management anticipates that in the near term, research and development expenses will increase somewhat as certain projects enter into the prototyping phase.

INCOME FROM OPERATIONS

Income from operations decreased 28% from $13.2 million during the three months ended September 30, 1999 to $9.5 million during the three months ended September 30, 2000. This decrease is associated with lower gross margins coupled with increased operating expenses.

Included in income from operations during the three months ended September 30, 1999 were $372,000 in hardware and software revenues and approximately $921,000 in direct expenses related to the shared storage business (the "SSBU"). The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product, including certain hardware costs. The SSBU was sold during January, 2000 and therefore, the company did not record any income from this business unit during the three months ended September 30, 2000.

EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's contribution to AgileVision was $4.5 million. During the three month periods ended September 30, 1999 and 2000 the Company recognized $515,000 and $1,235,000, respectively in expenses related to the operation of AgileVision.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $3.3 million during the three months ended September 30, 2000 reflecting a 32% tax rate as compared to a $4.7 million tax provision during the three months ended September 30, 1999, reflecting a 36% tax rate. The decrease in the tax rate was due primarily to the expiration of the research and experimentation tax credit last year. Congress reinstated the tax credit during fiscal 2000 thus, favorably affecting the Company's current tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and marketable investments of approximately $72.5 million. During the three months ended September 30, 2000, the Company generated approximately $4.9 million in cash from operations compared to $14.3 million generated during the three months ended September 30, 1999. This decrease in cash generated from operations was primarily due to decreased profitability. Days sales outstanding was 58 days at September 30, 2000 and 1999.

During the three months ended September 30, 2000, the Company's investing activities use of cash netted to $0. During the period, investing activities consisted of $2.4 million for the purchase of computers, furniture and equipment. These cash outflows were partially offset by the net sale of $848,000 in securities and the receipt of $1.6 million net of selling costs from the sale of a division. During the three months ended September 30, 1999, the Company's investing activities used cash of $9.5 million, which consisted of $6.2 million for the purchase of marketable securities (net of sales), $2.5 million for the investment in a joint venture, and $755,000 for the purchase of computers, furniture equipment and leasehold improvements.

During the three months ended September 30, 2000 and 1999, the Company's financing activities used approximately $41,000 and provided approximately $234,000, respectively. These financing activities consisted primarily of inflows from the exercise of stock options and proceeds received from the employee stock purchase plan, offset by outflows from payment under capital lease obligations and debt.

Management believes that the Company's available cash, cash generated from operations, will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk


INTEREST RATE RISK MANAGEMENT

There were no material changes in the Company's exposure to market risk from June 30, 2000.


PART II. OTHER INFORMATION

ITEM 2.  Use of Proceeds from Registered Securities:

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 6.  Exhibits and Reports Filed on Form 8-K

(a)      Exhibits.

         Financial Data Schedule filed as attached in exhibit 27.1.

(b)      Reports on Form 8-K.

         None

                         MERCURY COMPUTER SYSTEMS, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          MERCURY COMPUTER SYSTEMS, INC.

Date: November 14, 2000
                                          By: /S/ G. MEAD WYMAN
                                          --------------------------------------
                                          G. Mead Wyman
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)