Form 10-Q
period 2000-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2001-02-14
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended December 31, 2000           Commission File Number 0-23599

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

                          YES __X__            NO _____

     Number of shares outstanding of the issuer's classes of common stock as of January 31, 2001:

                  Class                             Number of Shares Outstanding
  --------------------------------------            ----------------------------
  Common Stock, par value $.01 per share                     21,654,748


                            Total number of pages 15

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX

                                                                                     PAGE NUMBER
                                                                                     -----------

PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000            3

          Consolidated Statements of Operations for the Three Months Ended
               December 31, 2000 and 1999 and for the Six Months Ended
               December 31, 2000 and 1999                                                  4

          Consolidated Statements of Cash Flows for the Six Months Ended
               December 31, 2000 and 1999                                                  5

          Notes to Consolidated Financial Statements                                       6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     10

          Item 3. Quantitative and Qualitative Disclosures about Market Risk              13

PART II.  OTHER INFORMATION

          Item 2. Use of Proceeds from Registered Securities                              13

          Item 4. Submission of Matters to a Vote of Security Holders                     13

          Item 5. Other Information                                                       13

          Item 6. Exhibits and Reports Filed on Form 8-K                                  13

SIGNATURE                                                                                 14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          December 31,
                                                                             2000              June 30,
                                                                          (Unaudited)            2000
                                                                          ------------         ---------
ASSETS
Current assets:
      Cash and cash equivalents                                            $  15,646           $   5,850
      Marketable securities                                                   37,414              36,784
      Trade accounts receivable, net of allowances of $276 and
             $308 at December 31, 2000 and June 30, 2000, respectively        28,425              25,046
      Inventory                                                               16,432              15,975
      Deferred income taxes, net                                               1,909               1,909
      Income tax receivable                                                    1,492                 722
      Prepaid expenses and other current assets                                5,012               3,496
                                                                           ---------           ---------
          Total current assets                                               106,330              89,782

Marketable securities                                                         25,579              25,705
Property and equipment, net                                                   28,490              27,574
Deferred income taxes, net                                                       787                 787
Other assets                                                                     358                 369
                                                                           ---------           ---------

          Total assets                                                     $ 161,544           $ 144,217
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                     $   5,742           $   9,231
      Accrued expenses                                                         4,873               2,486
      Accrued compensation                                                     6,745               6,143
      Capital lease - short term                                                 491                 580
      Notes payable - short term                                                 577                 577
      Billings in excess of revenues and customer advances                     3,701               2,788
                                                                           ---------           ---------
          Total current liabilities                                           22,129              21,805

Commitments and contingencies                                                     --                  --
Deferred compensation - long term                                                222                  --
Capital lease - long term                                                        228                 447
Notes payable - long term                                                     13,320              13,605

Stockholders' equity:
      Common stock, $.01 par value: 40,000,000 shares authorized;
          21,593,518 and 21,395,137 shares issued and outstanding
          at December 31, 2000 and June 30, 2000, respectively                   216                 214
      Additional paid-in capital                                              37,598              34,446
      Retained earnings                                                       87,858              73,841
      Accumulated other comprehensive income                                     (27)               (141)
                                                                           ---------           ---------

          Total stockholders' equity                                         125,645             108,360
                                                                           ---------           ---------

          Total liabilities and stockholders' equity                       $ 161,544           $ 144,217
                                                                           =========           =========


    The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)

                                                        Three months ended                      Six months ended
                                                            December 31,                          December 31,
                                                      2000               1999               2000               1999
                                                    --------           --------           --------           --------
Net revenue                                         $ 43,325           $ 35,405           $ 84,794           $ 73,268
Cost of revenue                                       14,189              9,333             27,313             19,370
                                                    --------           --------           --------           --------

       Gross profit                                   29,136             26,072             57,481             53,898

Operating expenses:
       Selling, general and administrative            12,779             10,144             24,902             19,249
       Research and development                        7,954              6,851             14,697             12,388
                                                    --------           --------           --------           --------

       Total operating expenses                       20,733             16,995             39,599             31,637
                                                    --------           --------           --------           --------

Income from operations                                 8,403              9,077             17,882             22,261

Interest income                                        1,004                574              1,932                896
Interest expense                                        (268)              (106)              (543)              (124)
Equity loss in joint venture                            (476)              (926)            (1,711)            (1,441)
Gain on sale of division, net                          1,600                 --              3,200                 --
Other income (expenses), net                            (104)                93               (147)                77
                                                    --------           --------           --------           --------

Income before income taxes                            10,159              8,712             20,613             21,669

Provision for income taxes                             3,251              2,876              6,596              7,541
                                                    --------           --------           --------           --------

       Net Income                                   $  6,908           $  5,836           $ 14,017           $ 14,128
                                                    ========           ========           ========           ========


Net income per share
       Basic                                        $   0.32           $   0.28           $   0.65           $   0.68
                                                    ========           ========           ========           ========
       Diluted                                      $   0.30           $   0.26           $   0.61           $   0.63
                                                    ========           ========           ========           ========

Weighted average shares outstanding:
       Basic                                          21,484             20,871             21,445             20,779
                                                    ========           ========           ========           ========
       Diluted                                        23,006             22,660             22,876             22,370
                                                    ========           ========           ========           ========


    The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                                  2000               1999
                                                                                --------           --------

Cash flows provided from operating activities:
Net income                                                                      $ 14,017           $ 14,128
Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
        Depreciation and amortization                                              2,977              2,388
        Amortization of capitalized software development costs                        --                156
        Gain on sale of division, net                                             (3,200)                --
        Provision for inventory write-downs                                        2,087              1,303
        Equity loss in joint venture                                               1,733              1,441
        Tax benefit from disqualified dispositions                                 1,137                 --
        Other non-cash                                                               (28)                --
        Changes in assets and liabilities:
             Trade accounts receivable                                            (3,419)             4,488
             Inventory                                                            (2,577)               (99)
             Prepaid expenses and other current assets                            (1,344)               376
             Other assets                                                           (991)              (117)
             Accounts payable                                                     (3,488)            (1,914)
             Accrued expenses and compensation                                     2,099               (489)
             Deferred compensation                                                   222                 --
             Billings in excess of revenues and customer advances                    930             (1,100)
             Income taxes receivable                                                (763)                --
             Income taxes payable                                                     --                734
                                                                                --------           --------

                   Net cash provided by operating activities                       9,392             21,295
                                                                                --------           --------

Cash flows from investing activities:
        Purchase of marketable securities                                        (50,301)           (71,616)
        Sale of marketable securities                                             50,093             38,944
        Purchases of property and equipment                                       (3,875)            (1,701)
        Proceeds from sale of division net of selling costs                        3,200                 --
        Investment in joint venture                                                  (60)            (2,500)
                                                                                --------           --------

                   Net cash used in investing activities                            (943)           (36,873)
                                                                                --------           --------

Cash flows from financing activities:
        Proceeds from employee stock purchase plan and
                 the exercise of stock options                                     2,017              2,071
        Proceeds from issuance of notes                                               --             14,500
        Payments of debt                                                            (308)               (45)
        Principal payments under capital lease obligations                          (285)              (229)
                                                                                --------           --------

                   Net cash (used in) provided by financing activities             1,424             16,297
                                                                                --------           --------

Net increase in cash and cash equivalents                                          9,873                719
Effect of exchange rate change on cash and cash equivalents                          (77)               128
Cash and cash equivalents at beginning of period                                   5,850              3,676
                                                                                --------           --------

Cash and cash equivalents at end of period                                      $ 15,646           $  4,523
                                                                                ========           ========

Cash paid during the period for:
        Interest                                                                $    543           $    124
        Income taxes                                                               7,839              6,532


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

B. INVENTORY

                                      December 31,       June 30,
                                          2000             2000
                                      ------------       --------

Raw materials                           $ 6,807          $ 4,252
Work in process                           4,796            7,415
Finished goods                            4,829            4,308
                                        -------          -------

     Total                              $16,432          $15,975
                                        =======          =======

C. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                              Three Months Ended                 Six Months Ended
                                                                  December 31,                      December 31,
                                                             2000             1999             2000             1999
                                                            -------          -------          -------          -------

Net income                                                  $ 6,908          $ 5,836          $14,017          $14,128
                                                            =======          =======          =======          =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share           21,484           20,871           21,445           20,779
Dilutive effect of stock options                              1,522            1,789            1,431            1,591
                                                            -------          -------          -------          -------

Shares used in computation of diluted net
      income per share                                       23,006           22,660           22,876           22,370
                                                            =======          =======          =======          =======

Basic net income per share                                  $  0.32          $  0.28          $  0.65          $  0.68
                                                            =======          =======          =======          =======
Dilutive net income per share                               $  0.30          $  0.26          $  0.61          $  0.63
                                                            =======          =======          =======          =======

Options to purchase 158,250 and 0 shares of common stock outstanding during the three months ended December 31, 2000 and 1999, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. Options to purchase 274,915 and 25,587 shares of common stock outstanding during the six months ended December 31, 2000 and 1999, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

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

E. COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:

                                                           Three Months Ended                     Six Months Ended
                                                               December 31,                          December 31,
                                                         2000               1999               2000               1999
                                                       --------           --------           --------           --------

Net income                                             $  6,908           $  5,836           $ 14,017           $ 14,128

Other comprehensive income, net of tax:
     Foreign currency translation adjustments              (158)                 2               (124)                90
     Unrealized gain or (loss) on securities                148                (48)               203                (60)
                                                       --------           --------           --------           --------

Other comprehensive income                                  (10)               (46)                79                 30
                                                       --------           --------           --------           --------

Total comprehensive income                             $  6,898           $  5,790           $ 14,096           $ 14,158
                                                       ========           ========           ========           ========

F. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

During the three month period ended December 31, 2000, the Company had six principal operating segments: North American defense, international defense, medical imaging, commercial businesses, wireless communications, and research and development. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments: North American defense segment, medical imaging segment, commercial segment, other defense and commercial segment, and research and development segment. The other commercial segment is comprised of international defense, wireless communications, and other commercial businesses unrelated to the defense or medical businesses. A new commercial operating segment was established during the first quarter of fiscal 2000. Previously, most commercial businesses were included with the North American and international operating segments. Historical information was not restated to reflect this business reorganization because it is impractical to obtain the necessary information.

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The following table provides operating segment information for the three-month and six month periods ended December 31, 2000 and 1999:


                                            North                             Other Defense
                                           American     Medical                    and      Research and
                                           Defense      Imaging    Commercial   Commercial   Development
                                           Segment      Segment      Segment      Segment      Segment      Corporate   Consolidated
                                           --------     -------    ---------- ------------- ------------    ---------   ------------

THREE MONTHS ENDED DECEMBER 31, 2000
Sales to unaffiliated customers            $24,276      $10,439      $ 4,661      $ 3,949           --            --       $43,325
Income (loss) before taxes(1)               16,245        3,546        2,694        1,360       (7,955)       (5,730)       10,159
Depreciation/amort. expense                    196           13            3           75          434           811         1,532

THREE MONTHS ENDED DECEMBER 31, 1999:
Sales to unaffiliated customers            $23,819      $ 6,875           --      $ 4,711           --            --       $35,405
Income (loss) before taxes(1)               16,637        2,807           --          476       (6,417)       (4,791)        8,712
Depreciation/amort. expense                     34           11           --           63          301           878         1,287

SIX MONTHS ENDED DECEMBER 31, 2000:
Sales to unaffiliated customers            $52,005      $19,317      $ 7,996      $ 5,476           --            --       $84,794
Income (loss) before taxes(1)               34,641        6,259        4,360        1,334      (14,698)      (11,282)       20,613
Depreciation/amort. expense                    384           21            4          142          813         1,613         2,977

SIX MONTHS ENDED DECEMBER 31, 1999:
Sales to unaffiliated customers            $54,072      $11,836           --      $ 7,360           --            --       $73,268
Income (loss) before taxes(1)               38,576        4,825           --          326      (11,642)      (10,416)       21,669
Depreciation/amort. expense                     68           22           --          118          573         1,763         2,544


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

G. EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. As of December 31, 2000, the Company has contributed $4,560,000 to Agilevision. During the three month periods ended December 31, 2000 and 1999, the Company recognized $476,000 and $926,000, respectively, in expenses related to the operations of Agilevision. During the six month periods ended December 31, 2000 and 1999, the Company recognized $1.7 million and $1.4 million, respectively, in expenses related to the operations of Agilevision.

Summarized Income Statements for AgileVision during the periods ended December 31, 2000 and 1999 are as follows:

                                           Three Months Ended               Six Months Ended
                                              December 31,                    December 31,
                                          2000            1999            2000            1999
Expenses                                 $  476          $  926          $1,711          $1,441
                                         ------          ------          ------          ------

Loss from continuing operations             476             926           1,711           1,441
                                         ------          ------          ------          ------

Net loss                                 $  476          $  926          $1,711          $1,441
                                         ======          ======          ======          ======

Summarized Statements of Financial Position of AgileVision:

                                   December 31,         June 30,
                                       2000               2000
                                   -----------------------------

Current assets                        $   359           $ 1,009
Non-current assets                         34                12
                                      -------           -------

Total assets                              393             1,021
                                      =======           =======

Current liabilities                     2,023             2,744
Non-current liabilities                 2,000                --
                                                        -------
Shareholders' equity                   (3,630)           (1,723)
                                      -------           -------

Total liabilities and equity          $   393           $ 1,021
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

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues increased 22% from $35.4 million during the three months ended December 31, 1999 to $43.3 million during the three months ended December 31, 2000. Revenue increased 16% from $73.3 million during the six months ended December 31, 1999 to $84.8 million during the six months ended December 31, 2000.

Defense electronics revenues increased 12% from $25.2 million or 72% of total revenues during the three months ended December 31, 1999 to $28.2 million or 65% of total revenues during the three months ended December 31, 2000. Defense electronics revenues increased 3% from $55.8 million or 76% of total revenues during the six months ended December 31, 1999 to $57.3 million or 67% of total revenues during the six months ended December 31, 2000. The increase in revenues was due primarily to continued strong demand for defense electronics products.

Medical imaging revenues increased 51% from $6.9 million or 19% of total revenues during the three months ended December 31, 1999 to $10.4 million or 24% of total revenues during the three months ended December 31, 2000. Medical imaging revenues for the six months ended December 31, 2000 increased 64% to $19.3 million or 23% of total revenues from $11.8 million or 16% or total revenues for the six months ended December 31, 1999. The increase in medical imaging revenues is primarily due to strong growth in both magnetic resonance imaging (MRI) and computed tomography (CT) systems, along with initial production shipments for the Company's first digital cardiology design win.

Other revenues increased 42% from $3.3 million or 9% of total revenues during the three months ended December 31, 1999 to $4.7 million or 11% of total revenues during the three months ended December 31, 2000. Other revenues for the six months ended December 31, 2000 increased 43% to $8.1 million or 10% of total revenues from $5.7 million or 8% of total revenues for the six months ended December 31, 1999. The increase in other revenues was due primarily to the shipments of imaging systems into the semiconductor industry, along with continued sales growth to commercial customers.

COST OF REVENUES

Cost of revenues increased 52% from $9.3 million during the three months ended December 31,1999 to $14.2 million during the three months ended December 31, 2000. As a percent of total revenues, cost of revenues increased from 26% during the three month period ended December 31, 1999 to 33% for the three months ended December 31, 2000. For the six months ended December 31, 2000, cost of revenues increased by 41% to $27.3 million from $19.4 million during the six months ended December 31, 1999. As a percent of revenues, cost of revenues increased from 26% during the six months ended December 31, 1999 to 32% during the six months ended December 31, 2000. This increase in cost as a percentage of total revenue was primarily due to an increase in certain processing and component costs, to a shift in product mix and costs associated with re-establishing certain discontinued standard parts.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 26% from $10.1 million during the three months ended December 31, 1999 to $12.8 million during the three months ended December 31, 2000. Selling, general and administrative expenses increased 29% from $19.2 million during the six months ended December 31, 1999 to $24.9 million during the six months ended December 31, 2000. The increase was primarily due to expenses associated with the ongoing cost of implementing a new financial, manufacturing, and administrative computer system. Additionally, commissions associated with higher sales volume and the ongoing development of the Company's sales and management infrastructure to support the Company's growth contributed to the increased expenses.


RESEARCH AND DEVELOPMENT

Research and development expenses increased 16% from $6.9 million during the three months ended December 31, 1999 to $8.0 million during the three months ended December 31, 2000. Research and development expenses increased by 19% from $12.4 million during the six months ended December 31, 1999 to $14.7 million during the six months ended December 31, 2000. The increase in research and development expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products and the introduction of new products in response to demand for next generation products. Even with the increase in research and development expenses as compared with a year ago, expenses are running lower than management's expectations due to the delay in certain prototyping activities. Management anticipates that in the near term, research and development expenses will increase as certain projects enter into the prototyping phase.

INCOME FROM OPERATIONS

Income from operations decreased 7% from $9.1 million during the three months ended December 31, 1999 to $8.4 million during the three months ended December 31, 2000. Income from operations decreased to $17.9 million during the six months ended December 31, 2000 from $22.3 million during the six months ended December 31, 1999. This decrease is associated with lower gross margins coupled with increased operating expenses.

Included in income from operations during the six months ended December 31, 1999 were $1.6 million in hardware and software revenues and approximately $2.0 million in direct expenses related to the shared storage business (the "SSBU"). The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product, including certain hardware costs. The SSBU was sold during January, 2000 and therefore, the company did not record any operating income from this business unit during the three and six months ended December 31, 2000.

EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision will provide broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams. These master control systems permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's contribution, to date, to AgileVision was $4.6 million. During the three month periods ended December 31, 2000 and 1999 the Company recognized $476,000 and $926,000, respectively in expenses related to the operations of AgileVision. During the six month periods ended December 31, 2000 and 1999, the Company recognized $1.7 million and $1.4 million, respectively, in expenses related to the operations of AgileVision.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $3.3 million during the three months ended December 31, 2000 reflecting a 32% tax rate as compared to a $2.9 million tax provision during the three months ended December 31, 1999, reflecting a 33% tax rate. The Company recorded a tax provision of $6.6 million during the six months ended December 31, 2000 reflecting a 32% tax rate as compared to a $7.5 million tax provision during the six months ended December 31, 1999, reflecting a 35% tax rate. The decrease in the tax rate was due primarily to the expiration of the research and experimentation tax credit last year. Congress reinstated the tax credit during the second half of fiscal 2000, thus favorably affecting the Company's current tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had cash and marketable investments of approximately $78.6 million. During the six months ended December 31, 2000, the Company generated approximately $9.4 million in cash from operations compared to $21.3 million generated during the six months ended December 31, 1999. Trade accounts receivable increased using $3.4 million, primarily attributable to the increase in revenue late in the period and trade accounts payable decreased using $3.5 million, primarily attributable to payments to key product suppliers. Days sales outstanding was 59 days and 62 days at December 31, 2000 and 1999, respectively.

During the six months ended December 31, 2000, the Company's investing activities used cash of $943,000. During the period, investing activities consisted of $3.9 million for the purchase of computers, furniture and equipment. These cash outflows partially offset the receipt of $3.2 million net of selling costs from proceeds received on the sale of the SSBU division. During the six months ended December 31, 1999, the Company's investing activities used cash of $36.9 million, which consisted of $32.7 million for the purchase of marketable securities (net of sales), $2.5 million for the investment in a joint venture, and $1.7 million for the purchase of computers, furniture equipment and leasehold improvements.

During the six months ended December 31, 2000, the Company's financing activities provided approximately $1.4 million. These financing activities consisted primarily of inflows from the exercise of stock options and proceeds received from the employee stock purchase plan, offset by outflows from payment under capital lease obligations and debt. During the six months ended December 31, 1999, the Company's financing activities provided cash of $16.3 million, which consisted primarily of $14.5 million in proceeds received upon the issuance of two 7.30% senior secured financing notes. These notes are due November 2014. In addition, $2.1 million in cash was generated in the six months ended December 31, 1999 from the employee stock purchase plan and the exercise of stock options.

Management believes that the Company's available cash, plus cash generated from operations, will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk


INTEREST RATE RISK MANAGEMENT

There were no material changes in the Company's exposure to market risk from June 30, 2000.


PART II. OTHER INFORMATION

ITEM 2. Use of Proceeds from Registered Securities:

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On November 16, 2000, the Company held a Special Meeting in lieu of the 2000 Annual Meeting of Stockholders (the "Meeting"). At the meeting, James R. Bertelli and R. Schorr Berman were reelected as directors for terms ending in 2002. The voting results were as follows:

        James R. Bertelli For 17,181,930 Withheld 190,243
        R. Schorr Berman For 17,179,990 Withheld 192,183

The terms of the following Directors continued after the meeting:

        Dr. Albert P. Belle Isle
        James A. Dwyer
        Melvin Sallen
        Dr. Gordon B. Baty
        Sherman N. Mullin

ITEM 5. Other Information

Effective December 1, 2000, R. Schorr Berman resigned as a director of the Company.

Effective January 15, 2001, Russell K. Johnsen and Michael Schneider were elected to the Company's Board of Directors.

ITEM 6. Exhibits and Reports Filed on Form 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None.

                         MERCURY COMPUTER SYSTEMS, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MERCURY COMPUTER SYSTEMS, INC.

Date: February 14, 2001                 By: /s/ G. Mead Wyman
                                            ------------------------------------
                                            G. Mead Wyman
                                            Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                                Accounting Officer)