Form 10-Q
period 2001-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2001-05-14
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001              Commission File Number 0-23599

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

                        YES  X             NO

   Number of shares outstanding of the issuer's classes of common stock as of April 30, 2001:

                Class                               Number of Shares Outstanding
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                      21,741,919

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX

                                                                                      PAGE NUMBER
PART I.     FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000               3

            Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2001 and 2000 and for the Nine Months Ended March
                  31, 2001 and 2000                                                          4

            Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 31, 2001 and 2000                                                    5

            Notes to Consolidated Financial Statements                                       6

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                 10

            Item 3.     Quantitative and Qualitative Disclosures about Market Risk          13

PART II.    OTHER INFORMATION

            Item 2.     Use of Proceeds from Registered Securities                          13

            Item 4.     Submission of Matters to a Vote of Security Holders                 13

            Item 5.     Other Information                                                   13

            Item 6.     Exhibits and Reports Filed on Form 8-K                              13

SIGNATURE                                                                                   14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               March 31,        June 30,
                                                                                  2001            2000
                                                                              (Unaudited)
                                                                              -----------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $  11,360       $   5,850
    Marketable securities                                                         47,800          36,784
    Trade accounts receivable, net of allowances of $326 and
           $308 at March 31, 2001 and June 30, 2000,                              30,732          25,046
    respectively
    Inventory                                                                     15,532          15,975
    Deferred income taxes, net                                                     1,909           1,909
    Income tax receivable                                                             --             722
    Prepaid expenses and other current assets                                      6,654           3,496
                                                                               ---------       ---------
       Total current assets                                                      113,987          89,782

Marketable securities                                                             29,438          25,705
Property and equipment, net                                                       28,135          27,574
Deferred income taxes, net                                                           787             787
Other assets                                                                         347             369
                                                                               ---------       ---------
       Total assets                                                            $ 172,694       $ 144,217
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
liabilities:
    Accounts payable                                                           $   5,997       $   9,231
    Accrued expenses                                                               5,440           2,486
    Accrued compensation                                                           7,425           6,143
    Capital lease - short term                                                       397             580
    Notes payable - short term                                                       577             577
    Billings in excess of revenues and customer                                    3,820           2,788
    advances
    Taxes payable                                                                    216              --
                                                                               ---------       ---------
       Total current liabilities                                                  23,872          21,805

Commitments and contingencies                                                         --              --
Deferred compensation - long term                                                    292              --
Capital lease - long term                                                            164             447
Notes payable - long term                                                         13,174          13,605

Stockholders' equity:
    Common stock, $.01 par value: 40,000,000 shares
    authorized; 21,675,960 and 21,395,137 shares issued and
       outstanding at March 31, 2001 and June 30, 2000, respectively                 217             214
    Additional paid-in capital                                                    38,961          34,446
    Retained earnings                                                             95,799          73,841
    Accumulated other comprehensive income                                           215            (141)
                                                                               ---------       ---------
       Total stockholders' equity                                                135,192         108,360
                                                                               ---------       ---------
       Total liabilities and stockholders' equity                              $ 172,694       $ 144,217
                                                                               =========       =========


   The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited and in thousands except per share data)

                                               Three months ended                Nine months ended
                                                     March 31,                        March 31,
                                               2001             2000            2001             2000
                                           ---------        ---------        ---------        ---------
Net revenue                                $  46,953        $  32,351        $ 131,747        $ 105,619
Cost of revenue                               15,274            9,388           42,587           28,758
                                           ---------        ---------        ---------        ---------
     Gross profit                             31,679           22,963           89,160           76,861

Operating expenses:
     Selling, general and administrative      12,607            9,656           37,509           28,905
     Research and development                  8,047            7,849           22,744           20,237
                                           ---------        ---------        ---------        ---------
     Total operating expenses                 20,654           17,505           60,253           49,142
                                           ---------        ---------        ---------        ---------
Income from operations                        11,025            5,458           28,907           27,719

Interest income                                  995              751            2,927            1,647
Interest expense                                (263)            (282)            (807)            (406)
Gain on sale of division, net                  1,600            3,220            4,800            3,220
Equity loss in joint venture                  (1,356)          (1,136)          (3,067)          (2,577)
Other income (expenses), net                    (323)              53             (469)             130
                                           ---------        ---------        ---------        ---------
Income before income taxes                    11,678            8,064           32,291           29,733

Provision for income taxes                     3,737            1,974           10,333            9,515
                                           ---------        ---------        ---------        ---------
     Net Income                            $   7,941        $   6,090        $  21,958        $  20,218
                                           =========        =========        =========        =========


Net income per share:
     Basic                                 $    0.37        $    0.29        $    1.02        $    0.97
                                           =========        =========        =========        =========
     Diluted                               $    0.34        $    0.26        $    0.95        $    0.89
                                           =========        =========        =========        =========

Weighted average shares outstanding:
     Basic                                    21,648           21,121           21,515           20,893
                                           =========        =========        =========        =========
     Diluted                                  23,286           23,095           23,016           22,611
                                           =========        =========        =========        =========


    The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                    2001             2000
                                                                                 ---------        ---------
Cash flows provided from operating activities:
Net income                                                                       $  21,958        $  20,218
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                                   4,487            3,682
     Gain on sale of division, net                                                  (4,800)          (3,220)
     Provision for inventory write-downs                                             3,294            2,028
     Equity loss in joint venture                                                    3,067            2,577
     Tax benefit from disqualified dispositions                                      1,710               --
     Stock option compensation expense                                                 392              292
     Provision for doubtful accounts                                                    50               --
     Other non-cash                                                                     12               --
     Changes in assets and liabilities:
         Trade accounts receivable                                                  (5,822)          11,282
         Inventory                                                                  (2,950)          (3,510)
         Prepaid expenses and other current assets                                  (2,315)          (3,830)
         Other assets                                                                 (983)              64
         Accounts payable                                                           (3,227)            (972)
         Accrued expenses and compensation                                           2,981             (757)
         Deferred compensation                                                         292               --
         Billings in excess of revenues and customer advances                        1,118             (891)
         Income taxes payable                                                          225              499
                                                                                 ---------        ---------
             Net cash provided by operating activities                              19,489           27,462
                                                                                 ---------        ---------

Cash flows from investing activities:
     Purchase of marketable securities                                             (88,126)        (107,411)
     Sale of marketable securities                                                  73,991           63,083
     Purchases of property and equipment                                            (5,089)          (3,747)
     Proceeds from sale of division net of selling costs                             4,800            3,930
     Investment in joint venture                                                    (1,000)          (2,500)
                                                                                 ---------        ---------
             Net cash used in investing activities                                 (15,424)         (46,645)
                                                                                 ---------        ---------

Cash flows from financing activities:
     Proceeds from employee stock purchase plan and
              the exercise of stock options                                          2,420            4,416
     Proceeds from issuance of notes                                                    --           14,500
     Payments of debt                                                                 (431)            (179)
     Principal payments under capital lease obligations                               (466)            (363)
                                                                                 ---------        ---------
             Net cash provided by financing activities                               1,523           18,374
                                                                                 ---------        ---------
Net increase in cash and cash equivalents                                            5,588             (809)
Effect of exchange rate change on cash and cash equivalents                            (78)             173
Cash and cash equivalents at beginning of period                                     5,850            3,676
                                                                                 ---------        ---------
Cash and cash equivalents at end of period                                       $  11,360        $   3,040
                                                                                 =========        =========
Cash paid during the period for:
     Interest                                                                    $     807        $     406
     Income taxes                                                                    9,805            7,429
     Supplemental disclosure of non-cash investing and financing activity:
          Acquisition of equipment through capital lease transaction                    --              390


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

B. INVENTORY

                      March 31,     June 30,
                        2001          2000
                      --------      --------
Raw materials         $ 6,705       $ 4,252
Work in process         5,039         7,415
Finished goods          3,788         4,308
                      -------       -------
     Total            $15,532       $15,975
                      =======       =======

C. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                          Three Months Ended           Nine Months Ended
                                                                March 31,                   March 31,
                                                           2001          2000          2001          2000
                                                         -------       -------       -------       -------
Net income                                               $ 7,941       $ 6,090       $21,958       $20,218
                                                         =======       =======       =======       =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share        21,648        21,121        21,515        20,893
Dilutive effect of stock options                           1,638         1,974         1,501         1,718
                                                         -------       -------       -------       -------

Shares used in computation of
diluted net Income per share                              23,286        23,095        23,016        22,611
                                                         =======       =======       =======       =======
Basic net income per share                               $  0.37       $  0.29       $  1.02       $  0.97
                                                         =======       =======       =======       =======
Diluted net income per share                             $  0.34       $  0.26       $  0.95       $  0.89
                                                         =======       =======       =======       =======

Options to purchase 216,717 and 19,084 shares of common stock outstanding during the three months ended March 31, 2001 and 2000, respectively, were not included in the calculation of diluted net income per share because the option price was greater than the average market price of the common shares during the period. Options to purchase 209,023 and 14,890 shares of common stock outstanding during the nine months ended March 31, 2001 and 2000, respectively, were not included in the calculation of diluted net income per share because the option price was greater than the average market price of the common shares during the period.

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

E.    COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:

                                                     Three Months Ended               Nine Months Ended
                                                          March 31,                      March 31,
                                                    2001            2000            2001            2000
                                                 --------        --------        --------        --------
Net income                                       $  7,941        $  6,090        $ 21,958        $ 20,218

Other comprehensive income, net of tax:
    Foreign currency translation adjustments          (51)           (104)           (175)            (14)
    Unrealized gain or (loss) on securities           215               1             418             (59)
                                                 --------        --------        --------        --------
Other comprehensive income                            164            (103)            243             (73)
                                                 --------        --------        --------        --------
Total comprehensive income                       $  8,105        $  5,987        $ 22,201        $ 20,145
                                                 ========        ========        ========        ========

F.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

During the three month period ended March 31, 2001, the Company had six principal operating segments: North American defense, international defense, medical imaging, commercial businesses, wireless communications, and research and development. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments: North American defense segment, medical imaging segment, commercial segment, other defense and commercial segment, and research and development segment. The other commercial segment is comprised of international defense, wireless communications, and other commercial businesses unrelated to the defense or medical businesses. A new commercial operating segment was established during the first quarter of fiscal 2000. Previously, most commercial businesses were included within the North American and international operating segments. Historical information was not restated to reflect this business reorganization because it is impractical to obtain the necessary information.

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The following table provides operating segment information for the three month and nine month periods ended March 31, 2001 and 2000:

                                          North                                  Other
                                        American     Medical                  Defense and    Research and
                                         Defense     Imaging     Commercial    Commercial     Development
                                         Segment     Segment       Segment       Segment        Segment     Corporate   Consolidated
                                        -------------------------------------------------------------------------------------------
Three months ended March 31, 2001
Sales to unaffiliated customers         $ 29,067     $ 10,266     $  4,640       $  2,980            --          --      $ 46,953
Income (loss) before taxes (1)            20,412        2,863        2,227            668        (8,046)     (6,446)       11,678
Depreciation/amort. Expense                  198           19            4             33           440         817         1,511

Three months ended March 31, 2000:
Sales to unaffiliated customers         $ 18,733     $  7,549           --       $  6,069            --          --      $ 32,351
Income (loss) before taxes (1)            11,940        2,805           --          3,161        (7,311)     (2,531)        8,064
Depreciation/amort. Expense                  107           10           --             44           311         666         1,138

Nine months ended March 31, 2001:
Sales to unaffiliated customers         $ 81,072     $ 29,583     $ 12,636       $  8,456            --          --      $131,747
Income (loss) before taxes (1)            55,053        9,121        6,587          2,002       (22,744)    (17,728)       32,291
Depreciation/amort. Expense                  581           40            8            175         1,253       2,430         4,487

Nine months ended March 31, 2000:
Sales to unaffiliated customers         $ 72,805     $ 19,385           --       $ 13,429            --          --      $105.619
Income (loss) before taxes (1)            50,516        7,630           --          3,487       (18,953)    (12,947)       29,733
Depreciation/amort. Expense                  175           32           --            162           884       2,429         3,682

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

G.       EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. As of March 31, 2001, the Company has contributed $5.5 million to AgileVision. During the three month periods ended March 31, 2001 and 2000, the Company recognized $1.4 million and $1.1 million, respectively, in expenses related to the operations of AgileVision. During the nine month periods ended March 31, 2001 and 2000, the Company recognized $3.1 million and $2.6 million, respectively, in expenses related to the operations of AgileVision.

Summarized Income Statements for AgileVision during the periods ended March 31, 2001 and 2000 are as follows:

                                     Three Months                 Nine Months
                                   Ended March 31,             Ended March 31,
                                  2001          2000          2001           2000
                                 ------        ------        ------        -------
Expenses                         $1,356        $1,136        $3,067        $2,577
                                 ------        ------        ------        ------
Loss from continuing operations   1,356         1,136         3,067         2,577
                                 ------        ------        ------        ------
Net loss                         $1,356        $1,136        $3,067        $2,577
                                 ======        ======        ======        ======

Summarized Statements of Financial Position of AgileVision:

                                     March 31,      June 30,
                                      2001            2000
                                    -------         -------
Current assets                      $   561         $ 1,009
Non-current assets                       42              12
                                    -------         -------
Total assets                            603           1,021
                                    -------         -------
Current liabilities                   3,530           2,744
Non-current liabilities               2,000              --
Shareholders' equity                 (4,927)         (1,723)
                                    -------         -------
Total liabilities and equity        $   603         $ 1,021
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

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues increased 45% from $32.4 million during the three months ended March 31, 2000 to $47.0 million during the three months ended March 31, 2001. Revenue increased 25% from $105.6 million during the nine months ended March 31, 2000 to $131.7 million during the nine months ended March 31, 2001.

Defense electronics revenues increased 55% from $20.3 million or 63% of total revenues during the three months ended March 31, 2000 to $31.4 million or 67% of total revenues during the three months ended March 31, 2001. Defense electronics revenues increased 17% from $76.1 million or 72% of total revenues during the nine months ended March 31, 2000 to $88.8 million or 67% of total revenues during the nine months ended March 31, 2001. The increase in revenues was due primarily to continued strong demand for defense electronics products.

Medical imaging revenues increased 36% from $7.6 million or 23% of total revenues during the three months ended March 31, 2000 to $10.3 million or 22% of total revenues during the three months ended March 31, 2001. Medical imaging revenues for the nine months ended March 31, 2001 increased 53% from $19.4 million or 18% or total revenues for the nine months ended March 31, 2000 to $29.6 million of 22% of total revenues for the nine months ended March 31, 2001. The increase in medical imaging revenues is primarily due to strong growth in both magnetic resonance imaging (MRI) and computed tomography (CT) systems, along with initial production shipments for the Company's first digital cardiology design win.

Commercial revenues increased 17% from $4.5 million or 14% of total revenues during the three months ended March 31, 2000 to $5.3 million or 11% of total revenues during the three months ended March 31, 2001. Other revenues for the nine months ended March 31, 2001 increased 30% from $10.2 million or 10% of total revenues in the nine months ended March 31, 2000 to $13.3 million or 10% of total revenues for the nine months ended March 31, 2001. The increase in other revenues was due primarily to the shipments of imaging systems into the semiconductor industry, along with continued sales growth to other commercial customers.

COST OF REVENUES

Cost of revenues increased 63% from $9.4 million during the three months ended March 31,2000 to $15.3 million during the three months ended March 31, 2001. As a percent of total revenues, cost of revenues increased from 29% during the three month period ended March 31, 2000 to 33% for the three months ended March 31, 2001. For the three months ended March 31, 2001, the increase in cost of revenues as a percentage of total revenues was primarily due to an increase in certain processing and component costs and costs associated with re-establishing certain discontinued standard parts. For the nine months ended March 31, 2001, cost of revenues increased by 48% from $28.8 million during the nine months ended March 31, 2000 to $42.6 million during the nine months ended March 31, 2001. As a percent of total revenues, cost of revenues increased from 27% during the nine months ended March 31, 2000 to 32% during the nine months ended March 31, 2001. For the nine months ended March 31, 2001, the increase in cost of revenues as a percentage of total revenues was primarily due to an increase in certain processing and component costs, a shift in product mix and costs associated with re-establishing certain discontinued standard parts.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 31% from $9.7 million during the three months ended March 31, 2000 to $12.6 million during the three months ended March 31, 2001. Selling, general and administrative expenses increased 30% from $28.9 million during the nine months ended March 31, 2000 to $37.5 million during the nine months ended March 31, 2001. The increase was primarily due to expenses associated with the ongoing cost of implementing a new financial, manufacturing, and administrative computer system. Additionally, commissions associated with higher sales volume and the ongoing development of the Company's sales and management infrastructure to support the Company's growth contributed to the increased expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 3% from $7.8 million during the three months ended March 31, 2000 to $8.0 million during the three months ended March 31, 2001. Research and development expenses increased by 12% from $20.2 million during the nine months ended March 31, 2000 to $22.7 million during the nine months ended March 31, 2001. Even with the increase in research and development expenses as compared with a year ago, expenses are running lower than management's expectations due to the delay in certain prototyping activities. Management anticipates that in the near term, research and development expenses will increase as certain projects enter into the prototyping phase.

INCOME FROM OPERATIONS

Income from operations doubled from $5.5 million during the three months ended March 31, 2000 to $11.0 million during the three months ended March 31, 2001. Income from operations increased from $27.7 million during the nine months ended March 31, 2000 to $28.9 million during the nine months ended March 31, 2001. This increase is associated with higher sales volume coupled with improved operating efficiency.

Included in the income from operations during the three months ended March 31, 2000 were $241,000 in software revenues and $350,000 in direct expenses related to the shared storage business (the "SSBU"). Included in income from operations during the nine months ended March 31, 2000 were $1.8 million in hardware and software revenues and approximately $2.4 million in direct expenses related to the SSBU. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product, including certain hardware costs. The SSBU was sold during January 2000 and therefore, the company did not record any operating income from this business unit during the three and nine months ended March 31, 2001.

EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision will provide broadcasters and cable providers' equipment to optimize their DTV investment and develop new broadband media commerce revenue streams. These master control systems permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. To date, the Company's contribution to AgileVision is $5.5 million. During the three month period ended March 31, 2001 and 2000 the Company recognized $1.4 million and $1.1 million, respectively, in losses related to the operations of AgileVision. During the nine month period ended March 31, 2001 and 2000, the Company recognized $3.1 million and $2.6 million, respectively, in expenses related to the operations of AgileVision.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $3.7 million during the three months ended March 31, 2001 reflecting a 32% tax rate as compared to a $2.0 million tax provision during the three months ended March 31, 2000, reflecting a 24% tax rate. The Company recorded a tax provision of $10.3 million during the nine months ended March 31, 2001 reflecting a 32% tax rate as compared to a $9.5 million tax provision during the nine months ended March 31, 2000, reflecting a 32% tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash and marketable investments of approximately $88.6 million. During the nine months ended March 31, 2001, the Company generated approximately $19.1 million in cash from operations compared to $27.2 million generated during the nine months ended March 31, 2000. Trade accounts receivable increased, using $5.8 million, primarily attributable to the increase in revenue late in the period. Trade accounts payable decreased, using $3.2 million, primarily attributable to payments to key product suppliers. Days sales outstanding was 59 days at March 31, 2001 and 70 days at June 30, 2000.

During the nine months ended March 31, 2001, the Company's investing activities used cash of $15.4 million. During the period, investing activities consisted of $14.1 million for the purchase of marketable securities (net of sales), $5.1 million for the purchase of computers, furniture and equipment and $1.0 million investment in a joint venture. These cash outflows were partially offset by the receipt of $4.8 million, net of selling costs, from proceeds received on the sale of the SSBU division. During the nine months ended March 31, 2000, the Company's investing activities used cash of $46.6 million, which consisted of $44.3 million for the purchase of marketable securities (net of sales), $2.5 million for the investment in a joint venture, and $3.7 million for the purchase of computers, furniture equipment and leasehold improvements. These cash outflows were partially offset by the receipt of $3.9 million, net of selling costs, from proceeds received on the sale of the SSBU division.

During the nine months ended March 31, 2001, the Company's financing activities provided approximately $1.9 million. These financing activities consisted primarily of inflows from the exercise of stock options and proceeds received from the employee stock purchase plan, offset by outflows from payment under capital lease obligations and debt. During the nine months ended March 31, 2000, the Company's financing activities provided cash of $18.7 million, which consisted primarily of $14.5 million in proceeds received upon the issuance of two 7.30% senior secured financing notes. These notes are due November 2014. In addition, $4.7 million in cash was generated in the nine months ended March 31, 2000 from the employee stock purchase plan and the exercise of stock options.

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

ITEM 5  Other Information

        None

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




                                          MERCURY COMPUTER SYSTEMS, INC.

Date: May 14, 2001                        By: /s/ G. MEAD WYMAN
                                              --------------------------------
                                          G. Mead Wyman
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer

    (Principal Financial and Accounting Officer)