Form 10-K
period 2001-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2001-09-28
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       COMMISSION FILE NUMBER - 000-23599

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

Yes  [X]   No  [ ]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of August 31, 2001: $595,407,374.

Shares of Common Stock outstanding as of August 31, 2001: 21,889,977 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its special meeting in lieu of the 2001 Annual Meeting of Stockholders to be held on November 15, 2001 (the "Proxy Statement") are incorporated by reference into Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            Exhibits Index on Page 40

PART I

ITEM 1.  BUSINESS

OVERVIEW

    Mercury Computer Systems, Inc. (the "Company" or "Mercury") designs, manufactures and markets high performance, real-time digital signal and image processing computer systems that transform sensor generated data into information which can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. Mercury's system architecture is specifically designed for digital signal processing ("DSP") and image processing applications, which are typically computation intensive and require I/O capacity and interprocessor bandwidth not available on a general purpose PC or workstation.

    The two primary markets for Mercury's products are defense electronics and medical diagnostic imaging markets. Both of these markets have computing needs which benefit from the unique system architecture developed by the Company. Mercury's computer systems are generally used on real-world sensor-generated data to enable a military commander to "see" the battle space through natural barriers such as clouds, darkness, water or foliage, so that the position and strength of the enemy can be determined, or to enable a physician to "see" within the body instead of performing invasive surgery.

    During the past several years, the majority of the Company's revenues have been generated from sales of its products to the defense electronics market, generally for use in reconnaissance and intelligence gathering systems. The Company's activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. The Company has established relationships with many of the major prime contractors to the worldwide defense industry, including Lockheed Martin Corporation, Raytheon Systems Company, Northrop Grumman Corporation, MIT/Lincoln Laboratory, Alenia Marconi Systems, Ericsson Microwave Systems AB, Mitsubishi Electronics, BAE Systems, UK's Defense Evaluation and Research Agency, and NEC.

    Medical diagnostic imaging is the other primary market currently served by the Company. Mercury's computer systems are embedded in Magnetic Resonance Imaging ("MRI"), Computed Tomography ("CT"), Positron Emission Tomography ("PET"), and digital x-ray machines. Mercury has supplied computer systems for use in several of GE Medical Systems' diagnostic imaging systems since 1987, and has established relationships with Siemens Medical Systems, Inc., Philips Medical Systems Nederland BV, and Marconi Medical Systems, Israel Ltd. The major medical imaging manufacturers are currently developing the next generation of MRI, CT and digital x-ray machines, which are expected to provide better performance at lower cost. Mercury has secured design wins on programs with certain of the major medical imaging manufacturers for their next generation MRI, and digital x-ray machines.

    Mercury's systems are currently embedded within semiconductor photomask generation systems manufactured by Micronic Laser Systems AB of Sweden, and semiconductor wafer inspection systems manufactured by Schlumberger Semiconductor Solutions. In addition, Mercury has secured multiple design wins in additional next-generation semiconductor imaging applications.

    Mercury's computer systems are designed to process continuous streams of data from sensors attached to radar, sonar, medical imaging equipment and other devices. The resulting image is transmitted to the battlefield commander, pilot, technician or physician in order to assist in decision making or diagnostic processes. Due to the nature of the applications in which many of Mercury's computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. The Company employs the RACEway Interconnect, an industry standard system area network developed by Mercury, which allows for high interprocessor communication and data processing bandwidth and I/O capacity. The Company uses its proprietary ASICs to integrate microprocessors, memory and related components into the RACEway Interconnect fabric to provide optimum system performance. The Company uses multiple industry standard processors, such as Motorola's PowerPC, in the same system. The Company believes that the RACEway Interconnect and its proprietary ASICs, working together with a group of mixed microprocessors in the same system, allow the most efficient use of space and power with an optimal price/performance ratio.

INDUSTRY BACKGROUND

    Defense Electronics

    Digital signal and image processing computer systems are embedded into air, sea and land-based platforms for processing radar, sonar and signal intelligence applications. The Company believes that an important factor underlying the development of this market is a continuing desire by military commanders for increased battle space information, which can be obtained through radar, sonar, signal intelligence and image intelligence systems. Military commanders also need more powerful computers with similar attributes in order to conduct dynamic battle simulations and mission planning tasks utilizing today's complex weapons systems.

    Another important trend in the defense electronics marketplace is the movement away from so-called "stove pipe" systems designed by prime contractors with special purpose hardware specifically for a single application, largely without regard to cost. The market is moving toward the use of systems which incorporate selected commercial-off-the-shelf ("COTS") hardware and software components in order to save money and development time. The Department of Defense ("DOD") leaders and federal regulations have mandated widespread use of COTS components in defense electronics applications. All of Mercury's computer systems are eligible for use in defense electronics applications as COTS components.

    Medical Imaging

    The principal modalities of medical diagnostic imaging systems include MRI, CT, digital x-ray, PET, SPECT (single photon emission computed tomography) and ultrasound devices. The Company believes that demand for medical diagnostic imaging equipment will increase modestly over the next few years, fueled by the introduction of next-generation devices, together with the anticipated future development by the major medical imaging manufacturers of new international markets for their diagnostic equipment. The Company believes medical imaging equipment manufacturers will continue to replace in-house designed digital signal and image processing systems with commercially available systems designed by the Company and others.

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

    The Company currently is working closely with major medical equipment companies to design the next generation of MRI and digital x-ray systems, which the Company believes will lead to faster time-to-market and competitive advantages for the medical equipment companies that use Mercury's computer systems for inclusion in their imaging machines. Mercury's industrial PC class hardware system provides the medical imaging industry with increased performance densities at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Integrating the high-bandwidth RACEway Interconnect system area network within the PCI environment results in highly scalable systems. This allows medical equipment suppliers to design systems that can satisfy a broad range of price/performance requirements and meet the needs of global markets, all with the same Mercury architecture.

    Mercury's medical OEM customers consist of the leading manufacturers of diagnostic imaging equipment. They include GE Medical, headquartered in Wisconsin, GE Medical Systems Europe in France, GE Yokugawa Medical Systems in Japan, Siemens Medical in Germany, Philips Medical in the Netherlands, and Marconi Medical in Israel. These companies have adopted Mercury's PCI or VME computer systems as part of their developments in either MRI, CT, or digital x-ray systems and, in the case of some companies, multiple types of systems. The Company has supplied GE Medical with computer systems for use in three successive generations of MRI machines from 1987 through the present, as well as for use in other GE Medical equipment, such as PET.

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

    AgileVision

    On September 1, 1999, the Company formed AgileVision LLC, a joint venture with the Sarnoff Corporation. The venture will use Mercury technology to design, develop, and deliver products and solutions expected to dramatically reduce the cost of digital TV infrastructure for the broadcast and cable markets. The many business uncertainties that attend the new venture make revenue projections at this time inappropriate. Mercury's share of losses is reported as a separate line item in its profit and loss statement.

    Wireless  Communications

    During the fourth quarter of fiscal 1999, the Company announced that it will pursue the wireless communications opportunity internally, offering its technology and expertise to manufacturers for incorporation within next generation base stations that require substantially more flexible and powerful signal processing capabilities. Returns on Mercury's investments in fiscal 2000, 2001, and 2002 would not begin before fiscal 2003. The market opportunity however, is very large, amounting to several hundred millions of dollars annually, and it represents an OEM business model, which Mercury understands well. In this past year, Mercury has carried out extensive activities creating a business development plan that merges its future technology with the processing requirements of the evolving wireless infrastructure, designing, manufacturing and testing a prototype communications computer for use in demonstrating the Company's capabilities, and a simulation system for testing the results of incorporating Mercury's intellectual property into a base station.

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

    Mercury has developed a set of core technical strengths specifically targeted to, and defined by, the application areas of signal, image and digital media processing. These technical strengths are pivotal to Mercury's success in the real-time market segments of the defense electronics, medical imaging, and semiconductor imaging industries and have resulted in the following developments and capabilities:

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

    High Performance Class. For the highest-performance applications, Mercury offers a family of high performance systems for the most compute intensive, I/O capacity and interprocessor bandwidth demanding applications in the defense electronics market. These applications include space time adaptive processing, ground-penetrating and foliage-penetrating radar and synthetic aperture radar. These high-performance systems, known as MultiPort(TM) and PowerStream(TM), can scale to a thousand processors and today include compute modules based on the PowerPC processors.

    VME Class. The VME bus has been the traditional standard for many embedded applications. Mercury's VME systems each support RACEway Interconnect. Systems contain modules based on the PowerPC and i860 processors and can scale to several hundred processors. The VME-based systems and components are primarily used in the defense market where backward and forward compatibility is required for the long system life cycles of military equipment. This class of RACE Series, and RACE++ Series systems meets the computing speed, bandwidth and scaleability requirements of many of today's medium performance radar, sonar and signal intelligence applications. Advanced and future radar systems are more likely to use the high performance class systems.

    Industrial PC Class. Based on the PCI bus standard, these systems use the RACEway Interconnect to provide the extended bandwidth required for real-time applications. Currently, Mercury provides compute modules based on the PowerPC processors. The VantageRT(TM) systems scale to hundreds of processors and are directed to the medical imaging and commercial OEM solutions markets, which are moving from VME to PCI based designs.

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

    MC/OS Run-Time Environment. The MC/OS runtime operating environment allows maximum use of the RACE heterogeneous multi-computer architecture in a single-system model incorporating a consistent set of system and application programming interfaces, and a common development environment. MC/OS is supported on the high performance, VME and industrial PC classes of Mercury hardware systems. MC/OS is included in Mercury's development software package.

    Scientific Algorithm Library (SAL). SAL comprises more than 400 assembly language routines optimized for specific target processors including Motorola's PowerPC 7400 with AltiVec technology. These SAL routines include functions for vector processing, FFTs, and data conversion.

    Vector Signal and Image Processing Library (VSIPL). A subset of the SAL library has been restructured to conform to the VSIPL Standard. VSIPL-Lite implements the VSIPL Core Lite function profile of the standard, which contains the 125 most common functions for real-time signal processing. With a performance that nearly equals SAL, VSIPL-Lite is a prime example of how Mercury maintains a focus on performance while achieving portability through standards.

    Parallel Application System (PAS). PAS is a set of high performance libraries which form a complete programming environment for developing parallel applications in a distributed memory multicomputer system. The libraries speed the development of advanced applications using many processors in parallel. PAS is included in Mercury's development software package.

    RACE++(TM) Series MULTI(R) Integrated Development Environment (IDE). The RACE++ Series MULTI IDE brings mainstream software development tools to the challenge of developing real-time multicomputing solutions. With the MULTI IDE, developers can create real-time multiprocessing routines using familiar, industry-leading, graphical tools from Green Hills Software, the leader in embedded mainstream software development tools and languages. The MULTI IDE features integrated tools including the Language-Sensitive Text Editor, Project Builder, and Source-Level Debugger, and supports open standards including ELF/DWARF, ANSI C and C++, and PowerPC EABI.

    TATL(TM) Trace Analysis Tool and Library. TATL is a system-level performance analyzer and debugger that provides insight into complex multiprocessor interactions in real-time systems. TATL works through the use of a low-overhead event logging library during runtime and a powerful visualization tool for off-line analysis of the dynamic communications, control, and dependencies in the system. Because TATL is both powerful and easy to use, there is a very short "time to insight."

ENGINEERING, RESEARCH AND DEVELOPMENT

    The Company's engineering, research and development efforts are focused on developing new products as well as enhancing existing products. Mercury's research and development goal is to fully exploit and maintain the Company's technological lead in the high performance, real-time, signal processing industry.

    Mercury is involved with researchers from other companies and government organizations to develop new signaling technologies using fiber optics. This has the potential for providing more bandwidth per line than conventional techniques and is directed at the 21st century challenges of the next generation of advanced signal processing systems. Similar cooperative developments are underway to develop open software solutions for code portability. This research is focused on developing generic applications, which can be targeted to Mercury's products through the use of industry standard tools with Mercury-specific libraries. Some of these research areas benefit from cost sharing through Defense Advanced Research Projects Agency (DARPA) grants in those areas where the DOD will obtain benefit from the development.

    As of June 30, 2001, the Company had 206 people primarily engaged in engineering, research and development, including hardware and software architects, design engineers and engineers with expertise in developing medical, defense and other commercial software systems. During fiscal years 2001, 2000 and 1999, the Company's total research and development costs were approximately $30.5 million, $28.9 million, and $20.7 million, respectively.

CUSTOMER SUPPORT AND INTEGRATION

    Mercury's Customer Services Group is engaged in a full range of support functions, including training, technical program management, integration and design services, host porting services and traditional maintenance and support services. The Company has invested in the range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. Within the Customer Services Group, the solutions systems department has developed many custom interfaces, reviewed customers' designs, developed special hardware and software components and provided program management on behalf of defense and medical customers. The capabilities of this group enable the Company to respond to the demanding individuality of many programs and have resulted in Mercury being selected for both development, high volume production and deployed programs.

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

    Mercury's manufacturing approach is based on a highly integrated process that takes a product from concept through production. All products are required to meet specified standards of performance, quality, reliability and safety. The Company manufactures both commercial and rugged versions of its computer systems. Extensive testing is a fundamental part of the Company's process. Computer Integrated Manufacturing, Concurrent Engineering, Material Requirements Planning and Just-In-Time techniques are also integrated into manufacturing operations as part of an on-time delivery philosophy. Mercury has been ISO 9001 certified since 1995.

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

    The Company holds five issued United States patents covering aspects of the RACE architecture. The Company may file additional patent applications seeking protection for other proprietary aspects of its technology in the future. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.


BACKLOG

    As of June 30, 2001, the Company had a backlog of orders aggregating approximately $39.4 million. The Company includes in its backlog, customer orders for products and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

EMPLOYEES

    At June 30, 2001, the Company employed a total of 542 persons, including 206 in research and development, 184 in sales, marketing and customer support, 62 in manufacturing and 90 in general and administration. Fourteen of the Company's employees are located in Europe, six in Japan and the remainder in the U.S. None of the Company's employees are represented by a labor organization and the Company believes that its relations with employees are good. Competition for qualified personnel in the engineering fields is intense and the Company is aware that much of its future success will depend on its continued ability to attract and retain qualified personnel. The Company seeks to attract new employees by offering competitive compensation packages, including salary, bonus, stock options and employee benefits. There can be no assurance, however, that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel for the development of its business.

RISK FACTORS

    In this report, as well as in oral statements made by the Company, that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below.

    DEPENDENCE ON DEFENSE ELECTRONICS BUSINESS; UNCERTAINTY ASSOCIATED WITH GOVERNMENT CONTRACTS. Sales of the Company's computer systems to the defense electronics market accounted for approximately 67%, 71%, and 77% of the Company's revenues in fiscal 2001, 2000, and 1999, respectively. Reductions in government spending on programs that incorporate the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's government contracts and subcontracts are subject to special risks, such as: delays in funding; ability of the government agency to unilaterally terminate the prime contract; reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes; increased or unexpected costs under fixed price contracts; and other factors that are not under the control of the Company. In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to the Company. No assurance can be given that such increased bargaining power will not adversely affect the Company's business, financial condition or results of operations in the future.

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

    DEPENDENCE ON KEY CUSTOMERS. The Company is dependent on a small number of customers for a large portion of its revenues. In fiscal 2001, Lockheed Martin, Raytheon Systems Company, and GE Medical accounted for 18%, 14%, and 13%, respectively, of the Company's revenues. In fiscal 2000, Raytheon Systems Company, Lockheed Martin, Northrop Grumman Corporation and GE Medical accounted for 19%, 14%, 12% and 12%, respectively, of the Company's revenues. In fiscal 1999, Raytheon Systems Company, Lockheed Martin, and GE Medical accounted for 22%, 16%, and 12%, respectively, of the Company's revenues. The Company's largest customer in the medical imaging market, GE Medical, accounted for 52%, 59%, and 85% of the Company's aggregate sales to the medical imaging market in fiscal 2001, 2000, and 1999, respectively. Customers in the defense electronics market generally purchase the Company's products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. By contrast, many customers in the medical imaging market historically have purchased the Company's products over a number of years for use in successive generations of medical imaging devices, although there can be no assurance that such past behavior will continue in the future. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenues are largely dependent upon the ability of its customers to develop and sell products that incorporate the Company's products. No assurance can be given that the Company's customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

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

    The Company's quarterly results may be subject to fluctuations resulting from the foregoing factors, as well as from a number of other factors, including the timing of significant orders, delays in completion of internal product development projects, delays in shipping the Company's computer systems and software programs, delays in acceptance testing by customers, a change in the mix of products sold to the defense electronics and medical imaging markets, production delays due to quality problems with outsourced components, shortages of components, the timing of product line transitions and declines in quarterly revenues from old generations of products following announcement of replacement products containing more advanced technology. Another factor contributing to fluctuations in quarterly results is the fixed nature of the Company's expenditures on personnel, facilities and marketing programs. The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenues on a quarterly basis. If actual quarterly revenues are below management's expectations, results of operations likely will be adversely affected. As a result of the foregoing factors, the Company's operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the price of the Company's Common Stock.

    DEPENDENCE ON SUPPLIERS. Several components used in the Company's products are currently obtained from sole source suppliers. Mercury is dependent on key vendors like LSI Logic, Atmel and Toshiba for custom designed ASICs, as well as Motorola for many of its PowerPC line of processors. LSI may terminate their contract with the Company without cause upon 30 days notice and may cease offering products to the Company upon 180 days notice. If LSI Logic, Atmel, Toshiba, or Motorola were to limit or reduce the sale of such components to the Company, or if these or other suppliers to the Company were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, such events could have a material adverse effect on the Company's business, financial condition and results of operations. These sole source suppliers are subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to the Company or its customers and thereby adversely affect the Company's business and customer relationships. The Company has no guaranteed supply arrangements with its suppliers and there can be no assurance that its suppliers will continue to meet the Company's requirements. If the Company's supply arrangements are interrupted, there can be no assurance that the Company would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect the Company's financial performance since the Company may not be able to adjust product pricing to reflect the increase in component costs. The Company could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON KEY PERSONNEL AND SKILLED EMPLOYEES. The Company is largely dependent upon the skills and efforts of its senior management, particularly James R. Bertelli, its President and Chief Executive Officer, as well as its managerial, sales and technical employees. None of the senior management or other key employees of the Company are subject to any employment contract or noncompetition agreement. The Company maintains key-man life insurance on Mr. Bertelli and certain other senior managers. The loss of services of any of its executives or other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, technical development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards, technologies and client preferences. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees.

    DEPENDENCE ON MEDICAL IMAGING MARKET; POTENTIAL ADVERSE EFFECT OF HEALTH CARE REFORM. Sales of the Company's computer systems to the medical imaging market accounted for approximately 24%, 19%, and 14% of the Company's revenues in fiscal 2001, 2000, and 1999, respectively. These customers are original equipment manufacturers ("OEMs") of medical imaging devices and, as a result, any change in the demand for such devices which renders any of the Company's products unnecessary or obsolete, or any change in the technology in such devices, could have a material adverse effect on the Company's business, financial condition and results of operations. Such OEM customers, the end-users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the U.S. as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on such customers or end-users. There can be no assurance that future health care or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the U.S. and abroad will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company markets and sells its products in certain international markets, and the Company has established offices in the United Kingdom, Japan and France. Foreign revenue is based on the country in which the legal subsidiary is domiciled. Foreign revenue and long-lived assets represent less than 10% of the Company's total revenue and total long-lived assets for the fiscal years ended June 30, 2001, 2000, and 1999 respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable intellectual property laws, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of the Company's international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. There can be no assurance that such turmoil in the Asian financial markets will not negatively affect the sales by the Company to that region. A portion of the Company's revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international activities and, consequently, on the Company's business, financial condition or results of operations.

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

ITEM 2.  PROPERTIES

    The Company's headquarters consist of two buildings approximating 187,000 square feet of space in Chelmsford, Massachusetts. The Company purchased these two buildings during fiscal 1999. In fiscal 2000, the Company purchased approximately 179,000 square feet of land adjacent to the two existing lots. The Company also maintains offices near Los Angeles and San Jose, California, and in Dallas, Texas, Chanhassen, Minnesota, Madison, Wisconsin, Port St. Lucie, Florida, Bellevue, Washington and Vienna, Virginia and has international offices in the United Kingdom, France, the Netherlands and Japan.

ITEM 3.  LEGAL PROCEEDINGS

    In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise 96,000 stock options at an exercise price of $2.00 per share, and other financial consideration. Binding arbitration has commenced but no ruling has been decided. The position of the Company's management after consultation with external counsel, is that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on its claims, depending on the price of the Company's common stock, a judgement for a material amount could be awarded against the Company. The Company has objected to the claims and is aggressively defending the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol MRCY. The following table sets forth, for the periods indicated, the high and low prices per share for transactions during such periods. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission.

                                      High         Low
                                   ---------    ----------
2000   First quarter                 17 1/4       11 3/8
       Second quarter                    35           16
       Third quarter                 68 1/8       27 7/8
       Fourth quarter                48 7/8       24 1/4

2001   First quarter               31 13/16     19 13/16
       Second quarter                    50       26 1/8
       Third quarter                 54 1/8     34 15/16
       Fourth quarter                54 5/9       30 1/4

As of August 31, 2001 the Company had approximately 12,000 shareholders including record and nominee holders.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table summarizes certain historical consolidated financial data, which should be read in conjunction with the Company's financial statements and related notes included elsewhere herein (in thousands except per share data):


YEAR ENDED JUNE 30,                               2001          2000          1999          1998         1997
                                               ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                        $ 180,492     $ 140,944     $ 106,571     $  85,544    $  64,574
Cost of revenues                                   59,815        39,146        34,237        30,084       22,034
                                               ------------------------------------------------------------------
  Gross profit                                    120,677       101,798        72,334        55,460       42,540
Operating expenses:
  Selling, general and administrative              50,636        39,475        33,002        27,879       22,631
  Research and development                         30,484        28,862        20,709        14,476       12,837
                                               ------------------------------------------------------------------
          Total operating  expenses                81,120        68,337        53,711        42,355       35,468
                                               ------------------------------------------------------------------

Income from operations                             39,557        33,461        18,623        13,105        7,072

Interest income                                     3,977         2,430         1,336         1,084          560
Interest expense                                   (1,065)         (731)          (51)           --           --
Equity loss in joint venture                       (3,310)       (3,721)           --            --           --
Gain on sale of division                            6,400         4,820            --            --           --
Other income (expense)                               (435)           86           185           (30)         (88)
                                               ------------------------------------------------------------------
Income before income taxes                         45,124        36,345        20,093        14,159        7,544

Provision for income taxes                         14,440        11,449         6,631         5,428        2,933
                                               ------------------------------------------------------------------

Net income                                      $  30,684     $  24,896     $  13,462     $   8,731    $   4,611
                                               ==================================================================

Net income per common share (1)
     Basic                                      $    1.42     $    1.19     $    0.66     $    0.60    $    0.45
     Diluted                                    $    1.33     $    1.10     $    0.62     $    0.47    $    0.29

Weighted average number of common and common
equivalent shares outstanding (2,3)
     Basic                                         21,576        21,000        20,336        14,470       10,282
     Diluted                                       23,104        22,703        21,600        18,540       15,794

JUNE 30,                                             2001          2000          1999          1998         1997
                                               ------------------------------------------------------------------

BALANCE SHEET DATA:
Working capital                                 $ 101,391     $  67,977     $  42,312     $  32,794    $  27,547
Total assets                                      183,584       144,217        97,511        73,569       44,848
Long term obligations                              13,430        14,052           590            --           --
Convertible preferred stock (2)                        --            --            --            --        1,200
Total stockholders' equity                        147,788       108,360        77,440        61,040       33,322

(1) Note: Previously published financial data have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on December 21, 1999.

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

During the past several years, the majority of the Company's revenues has been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. The Company's activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical diagnostic imaging is the other primary market currently served by the Company. Mercury's computer systems are embedded in Magnetic Resonance Imaging ("MRI"), Computed Tomography ("CT"), Positron Emission Tomography ("PET"), and Digital Cardiology Imaging machines. The remaining revenues are derived from computer systems used in such commercial applications as baggage scanning, seismic analysis and automatic testing equipment for the semiconductor industry.

Mercury uses a direct sales force to sell its computer systems to the defense electronics markets in the U.S., Japan, and Europe. Defense electronics sales to other countries are achieved through distributors. The Company also uses a direct sales force to sell its computer systems to the U.S. and international medical imaging markets. The Company sells its products to OEMs, value added re-sellers and end-users. Over the past three fiscal years, the Company has expanded its sales force to support growing revenues, made significant expenditures to recruit additional technical and professional staff, invested in information technology, and improved the Company's financial, administrative and management infrastructure.

Revenues include hardware and software products, development contracts, services such as maintenance, training, engineering consulting and system integration of Mercury software with third-party hardware. Revenues from maintenance, training, engineering consulting services and system integration historically have not constituted a material portion of total revenues. Revenue related to products is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed and determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. The Company accrues for anticipated warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed. For certain eligible contracts eligible under American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1, revenue is recognized using the percentage-of-completion accounting method based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined.

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

Mercury has made significant investments in research and development in an effort to maintain its technology leadership in digital signal processing. Mercury invested $20.7 million, $28.9 million and $30.5 million in fiscal years 1999, 2000 and 2001, respectively, in development activities associated with the Company's key technology competencies as well as in activities that are targeted at developing new technologies and products. The Company expects research and development expenses to continue to increase as the Company continues to develop products to serve its markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost-effective basis is a critical factor in securing design wins for future generations of defense electronics, medical imaging systems, and other commercial applications. Significant research and development spending by the Company does not ensure that the Company's computer systems will be designed into a customer's system. Because future production orders are usually contingent upon securing a design win, the Company's operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

YEAR ENDED JUNE 30,                              2001       2000       1999

Revenues                                        100.0%     100.0%     100.0%

Cost of revenues                                 33.1       27.8       32.1
                                            ------------------------------------
Gross profit                                     66.9       72.2       67.9
Operating expenses:
  Selling, general and administrative            28.1       28.0       31.0
  Research and development                       16.9       20.5       19.4
                                            ------------------------------------
          Total operating expenses               45.0       48.5       50.4
                                            ------------------------------------
Income from operations                           21.9       23.7       17.5
Other income, net                                 3.1        2.1        1.4
                                            ------------------------------------
Income before income taxes                       25.0       25.8       18.9
Provision for income taxes                        8.0        8.1        6.3
                                            ------------------------------------
Net income                                       17.0%      17.7%      12.6%
                                            ====================================

FISCAL 2000 VS. FISCAL 2001

REVENUES

Total revenues increased 28% from $140.9 million during the year ended June 30, 2000 to $180.5 million during the year ended June 30, 2001.

Defense electronics revenues increased 20% from $100.3 million or 71% of total revenues during the year ended June 30, 2000 to $120.4 million or 67% of total revenues during the year ended June 30, 2001. This increase in revenue was primarily due to the increased unit demand for defense electronics products, largely comprised of advanced military applications in radar and airborne surveillance.

Medical imaging revenues increased 61% from $27.1 million or 19% of total revenues during the year ended June 30, 2000 to $43.5 million or 24% of total revenues during the year ended June 30, 2001. The increase in medical imaging revenues reflects the increase in production volume of product for magnetic resonance imaging ("MRI"), computed tomography ("CT"), and Positron Emission Tomography ("PET") imaging systems, along with the first production shipments of product for digital cardiology imaging systems.

Other commercial revenues increased 23% from $13.5 million or 10% of total revenues during the year ended June 30, 2000 to $16.6 million or 9% of total revenues during the year ended June 30, 2001. The increase in other commercial revenues was due primarily to the expansion into existing markets, particularly semiconductor photomask generation and mask inspection, offset in part by the loss of the Shared Storage Business Unit ("SSBU") revenues.

COST OF REVENUES

Cost of revenues increased 53% from $39.1 million during the year ended June 30, 2000 to $59.8 million during the year ended June 30, 2001. Cost of revenues as a percentage of total revenues increased from 28% during the year ended June 30, 2000 to 33% during the year ended June 30, 2001. The increase in costs as a percentage of total revenues was primarily due to an increase in external processing and component costs, a shift from higher margin defense products to lower margin commercial products, and costs associated with re-establishing certain discontinued standard parts.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 28% from $39.5 million during the year ended June 30, 2000 to $50.6 million during the year ended June 30, 2001. Selling, general and administrative expenses as a percentage of total revenues were 28% for the years ended June 30, 2000 and 2001. The increase in expenses year over year was primarily due to expenses associated with the ongoing cost of implementing a new financial, manufacturing, and administrative computer system. Additionally, commissions associated with higher sales volume and the ongoing development of the Company's sales and management infrastructure to support the Company's growth contributed to the increased expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 6% from $28.9 million during the year ended June 30, 2000 to $30.5 million during the year ended June 30, 2001. Research and development expenses as a percentage of total revenues were 20% during the year ended June 30, 2000 and 17% during the year ended June 30, 2001. The increase in research and development expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's core products and a significant investment in the research and development activities of the Wireless Communications Group. Even with the increase in research and development expenses as compared with a year ago, expenses are running lower than management's expectations due to the delay in certain prototyping activities.

The Company's future success and ability to make the appropriate engineering investments, will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. The Company believes that there is, from time to time, a shortage of, and significant competition for, technical development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards, technologies and client preferences. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees and therefore able to continue to make the investments in engineering at the projected higher expenditure levels. Furthermore, the Company's inability to retain or hire technical personnel may require contracting or outsourcing engineering activities. This factor could result in higher than planned engineering expenses and therefore, a possible fluctuation in the Company's operating results.

INCOME FROM OPERATIONS

Income from operations increased 18% from $33.5 million during the year ended June 30, 2000 to $39.6 million during the year ended June 30, 2001. This increase is associated with higher sales volume, offset in part by lower gross margins.

Included in income from operations during the year ended June 30, 2000 were $1.8 million in hardware and software revenues and $2.4 million in direct expenses related to SSBU. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product. SSBU was sold in FY 2000.

GAIN ON SALE OF DIVISION

On January 18, 2000, the Company completed the sale of SSBU to International Business Machines Corporation ("IBM"). Payments are structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.5 million plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company recorded $6.4 million and $4.8 million gains during the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2000, the $4.8 million gain consisted of $6.1 million of cash received (initial $4.5 million plus first quarterly payment of $1.6 million) less legal and advisory costs of $581,000, compensation costs of $499,000, and net book value of equipment and inventories sold of $200,000.

EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's investment in AgileVision during the year ended June 30, 2000 and 2001 amounted to $3.5 million and $3.4 million, respectively. The Company recognized $3.7 million and $3.3 million of losses on the equity-basis of accounting related to the operations of AgileVision during the years ended June 30, 2000 and 2001, respectively. On July 13, 2001, the Company's board of directors approved an additional investment of up to $1 million for the purpose of continuing to fund the AgileVision operations.

INTEREST INCOME, NET

The Company earned $1.7 million in interest income, net, during the year ended June 30, 2000 and $2.9 million during the year ended June 30, 2001. This increase is primarily due to higher average cash balances offset in part by lower interest rates.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $11.4 million during the year ended June 30, 2000 and $14.4 million during the year ended June 30, 2001. The Company's effective tax rate was 31.5% during the year ended June 30, 2000 and 32.0% during the year ended June 30, 2001. The tax rates for both years ended June 30, 2000 and 2001 were lower than the federal statutory rate of 35% primarily due to the utilization of research and development credits and tax-exempt interest income, offset partially by state income tax.

FISCAL 1999 VS. FISCAL 2000

REVENUES

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

Medical imaging revenues increased 77% from $15.3 million or 14% of total revenues during the year ended June 30, 1999 to $27.1 million or 19% of total revenues during the year ended June 30, 2000. The increase in medical imaging revenues reflects the increase in production volume of product for our customers' CT imaging systems.

Other revenues increased 55% from $8.7 million or 8% of total revenues during the year ended June 30, 1999 to $13.5 million or 10% of total revenues during the year ended June 30, 2000. The increase in other revenues was due primarily to the addition of a new commercial customer, offset in part by the sale of SSBU in January 2000.

COST OF REVENUES

Cost of revenues increased 14% from $34.2 million during the year ended June 30, 1999 to $39.1 million during the year ended June 30, 2000. Cost of revenues as a percentage of total revenues decreased from 32% during the year ended June 30, 1999 to 28% during the year ended June 30, 2000. The decrease in costs as a percentage of total revenues was primarily due to a decline in component costs and tighter control over manufacturing spending.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 20% from $33.0 million during the year ended June 30, 1999 to $39.5 million during the year ended June 30, 2000. Selling, general and administrative expenses as a percentage of total revenues were 31% during the year ended June 30, 1999 and 28% during the year ended June 30, 2000. The increase in expense dollars reflects the hiring of additional sales and administrative personnel, increased commissions related to increased revenues, investment in an enterprise resource planning system, as well as the ongoing development of the Company's financial, administrative and management infrastructure to support the Company's growth.

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

INCOME FROM OPERATIONS

Income from operations increased 80% from $18.6 million during the year ended June 30, 1999 to $33.5 million during the year ended June 30, 2000. This increase is associated with higher sales volume and lower cost of goods sold.

Included in income from operations during the year ended June 30, 2000 were $1.8 million in hardware and software revenues and $2.4 million in direct expenses related to the SSBU. Included in income from operations during the year ended June 30, 1999 were $2.2 million in hardware and software revenues and $4.0 million in direct expenses related to the SSBU. The direct expenses include expenses from marketing and engineering activities, primarily related to compensation, trade shows, prototype development and direct costs related to the sale of the product.

GAIN ON SALE OF DIVISION

On January 18, 2000, the Company completed the sale of SSBU to IBM. Payments are structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.5 million plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company recorded a $4.8 million gain on the sale of SSBU which includes cash received of $6.1 million less legal and advisory costs of $581,000, compensation costs of $499,000, and the net book value of equipment and inventories sold of $200,000.

EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. During the year ended June 30, 2000, the Company's contribution to AgileVision was $3.5 million in cash. During the year ended June 30, 2000, the Company recognized $3.7 million of losses on the equity-basis of accounting related to the operation of AgileVision. No expenses were recognized during the year ended June 30, 1999.

INTEREST INCOME, NET

The Company earned $1.3 million in interest income, net, during the year ended June 30, 1999 and $1.7 million during the year ended June 30, 2000. This increase primarily reflects higher average cash balances.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $6.6 million during the year ended June 30, 1999 and $11.4 million during the year ended June 30, 2000. The Company's effective tax rate was 33% during the year ended June 30, 1999 and 31.5% during the year ended June 30, 2000. During fiscal 2000, the tax rate was reduced primarily due to a reduction in state taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash and marketable securities of approximately $95.6 million. During the year ended June 30, 2001, the Company generated approximately $26.1 million in cash from operations compared to $30.7 million generated during the year ended June 30, 2000. The decrease in cash generated from operations is attributable primarily to the Company's increase in current assets, particularly trade receivables. Trade receivables increased significantly at June 30, 2001 due to a large percentage of the fourth quarter shipments delivered during the last few weeks of the year. Overall, the Company's days sales, based on revenues of each calendar quarter, decreased from 70 days at the end of 2000 to 64 days at the end of 2001.

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's investment in AgileVision during the year ended June 30, 2001 and 2000 amounted to $3.4 million and $3.5 million, respectively. On July 13, 2001, the Company's board of directors approved an additional investment of up to $1 million for the purpose of continuing to fund the AgileVision operations.

The Company used approximately $21.8 million in investing activities during the year ended June 30, 2001 compared to $45.9 million during the year ended June 30, 2000. During the year ended June 30, 2001, the Company's investing activities consisted of $19.1 million for the purchase of marketable securities (net of sales), $1.7 million of cash investment in AgileVision, and $7.4 million for computers, furniture and equipment. These payments were partially offset by the receipt of $6.4 million from the sale of a division. During the year ended June 30, 2000, the Company's investing activities consisted of $40.8 million for the purchase of marketable securities (net of sales), $3.5 million for investment in AgileVision, $1.1 million for the purchase of land adjacent to its existing headquarters and $5.5 million for computers, furniture and equipment. These payments were partially offset by the receipt of $5.0 million from the sale of a division.

The Company generated approximately $3.1 million in cash from financing activities during the year ended June 30, 2001 compared to $17.4 million during the year ended June 30, 2000. During the year ended June 30, 2001, the Company's financing activities consisted primarily of $4.3 million in cash generated from the employee stock purchase plan and the exercise of stock options. These cash inflows were partially offset by the payment of debt and capital lease obligations amounting to approximately $1.2 million. During the year ended June 30, 2000 the Company's financing activities consisted primarily of $14.5 million in proceeds received upon the issuance of two 7.3% senior secured financing notes. These notes are due November 2014. In addition, $3.7 million in cash was generated from the employee stock purchase plan and the exercise of stock options. These cash inflows were partially offset by the payment of debt and capital lease obligations amounting to approximately $828,000.

Management believes that the Company's available cash, marketable securities, and cash generated from operations, will be sufficient to provide for the Company's working capital and capital expenditure requirements for at least the next twenty-four months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101 ("SAB 101"), "Revenue Recognition". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in fiscal year 2001. The adoption did not have a material affect on its financial statements.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 in the first fiscal quarter of 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are required to be adopted for fiscal years beginning after December 15, 2001, however, the Company has, as permitted, adopted SFAS No. 142 early, as of July 1, 2001. The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT

Due to the short-term duration, the fair value of the Company's cash and investment portfolio at June 30, 2001 approximated carrying value. Interest rate risk is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA) JUNE 30,                                              2001         2000
                                                                                   --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $  13,307     $   5,850
  Marketable securities                                                                 54,135        36,784
  Trade accounts receivable, net of allowance for doubtful accounts of
         $600 and $308 at June 30, 2001 and 2000, respectively                          34,928        25,046
  Inventory                                                                             12,840        15,975
  Deferred income taxes                                                                  3,206         1,909
  Income tax receivable                                                                     --           722
  Prepaid expenses and other current assets                                              5,341         3,496
                                                                                     ---------     ---------

          Total current assets                                                         123,757        89,782

 Marketable securities                                                                  28,166        25,705
 Property and equipment, net                                                            28,793        27,574
 Deferred income taxes                                                                   2,207           787
 Other assets                                                                              661           369
                                                                                     ---------     ---------

          Total assets                                                               $ 183,584     $ 144,217
                                                                                     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $   6,638     $   9,231
  Accrued expenses                                                                       4,263         2,486
  Accrued compensation                                                                   7,427         6,143
  Capital lease - short term                                                               292           580
  Notes payable-short term                                                                 621           577
  Billings in excess of revenues and customer advances                                   1,060         2,788
  Income taxes payable                                                                   2,065            --
                                                                                     ---------     ---------

          Total current liabilities                                                     22,366        21,805

Commitments and Contingencies (Note F)                                                      --            --

Deferred compensation - long term                                                          337            --
Capital lease - long term                                                                  108           447
Notes payable-long term                                                                 12,985        13,605

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized;  21,811,738 and
21,395,137 shares  issued and outstanding at June 30, 2001 and 2000, respectively          218           214
 Additional paid-in capital                                                             42,575        34,446
 Retained earnings                                                                     104,525        73,841
 Accumulated other comprehensive income                                                    470          (141)
                                                                                     ---------     ---------

     Total stockholders' equity                                                        147,788       108,360
                                                                                     ---------     ---------

     Total liabilities and stockholders' equity                                      $ 183,584     $ 144,217
                                                                                     =========     =========


         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA) YEAR ENDED JUNE 30,           2001          2000          1999
                                                                ------------------------------------------

Net revenues                                                      $ 180,492     $ 140,944     $ 106,571
Cost of revenues                                                     59,815        39,146        34,237
                                                                  ---------     ---------     ---------
          Gross profit                                              120,677       101,798        72,334

Operating expenses:
  Selling, general and administrative                                50,636        39,475        33,002
  Research and development                                           30,484        28,862        20,709
                                                                  ---------     ---------     ---------
          Total operating expenses                                   81,120        68,337        53,711
                                                                  ---------     ---------     ---------

Income from operations                                               39,557        33,461        18,623

Interest income                                                       3,977         2,430         1,336
Interest expense                                                     (1,065)         (731)          (51)
Equity loss in joint venture                                         (3,310)       (3,721)           --
Gain on sale of division, net                                         6,400         4,820            --
Other income (expense), net                                            (435)           86           185
                                                                  ---------     ---------     ---------

Income before income tax provision                                   45,124        36,345        20,093
Income tax provision                                                 14,440        11,449         6,631
                                                                  ---------     ---------     ---------
Net income                                                        $  30,684     $  24,896     $  13,462
                                                                  =========     =========     =========
Net income per common share:
     Basic                                                        $    1.42     $    1.19     $    0.66
                                                                  =========     =========     =========
     Diluted                                                      $    1.33     $    1.10     $    0.62
                                                                  =========     =========     =========

Weighted average number of common and common equivalent shares outstanding:
     Basic                                                           21,576        21,000        20,336
                                                                  =========     =========     =========
     Diluted                                                         23,104        22,703        21,600
                                                                  =========     =========     =========


         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2001,
2000, AND 1999
(IN THOUSANDS)                                                               Accumulated               Subscriptions
                                                                                   Other                 and Related         Total
                                       Common Stock        Add'l                 Compre-      Compre-        Parties        Stock-
                                      ---------------    Paid-In    Retained     hensive      hensive          Notes      holder's
                                      Shares   Amount    Capital    Earnings      Income       Income     Receivable        Equity
                                   -----------------------------------------------------------------------------------------------

Balance June 30, 1998                 9,973     $100    $ 25,961     $35,483     $ (179)                    $ (325)        $61,040

Exercise of common stock options        309        3       1,213                                                             1,216

Issuance of common stock in
    conjunction with employee
    stock Purchase plan                  29                  469                                                               469
Tax benefit from disqualified
    dispositions                                             826                                                               826
Stock compensation                                            46                                                                46
Payment of notes by related                                                                                    325             325
    parties
Comprehensive income:
    Net income                                                        13,462                   13,462                       13,462
    Unrealized loss on securities                                                   (30)          (30)                         (30)
    Foreign currency translation                                                     86            86                           86
                                                                                              -------
    Comprehensive income                                                                      $13,518
                                   ---------------------------------------------------------==========----------------------------
Balance June 30, 1999                10,311       103    $28,515     $48,945     $ (123)                        --         $77,440

Exercise of common stock options        169         1      1,148                                                             1,149
Two-for-one stock split              10,480       105       (105)                                                              --
Exercise of common stock options        396         4      1,851                                                             1,855
Issuance of common stock in
    conjunction with employee
    stock purchase plan                  39         1        736                                                               737
Tax benefit from disqualified
    dispositions                                           1,877                                                             1,877
Stock compensation                                           424                                                               424
Comprehensive income:
    Net income                                                        24,896                   24,896                       24,896
    Unrealized loss on securities                                                   (41)          (41)                         (41)
    Foreign currency translation                                                     23            23                           23
                                                                                              -------
    Comprehensive income                                                                      $24,878
                                   ---------------------------------------------------------==========----------------------------
Balance June 30, 2000                21,395     $214     $34,446     $73,841     $ (141)                        --        $108,360

Exercise of common stock options        386        4       3,366                                                             3,370
Issuance of common stock in
    conjunction with employee
    stock purchase plan                  31       --         950                                                               950
Tax benefit from disqualified
    dispositions                                           3,402                                                             3,402
Stock compensation                                           411                                                               411
Comprehensive income:
    Net income                                                        30,684                   30,684                       30,684
    Unrealized gain on securities                                                   705           705                          705
    Foreign currency translation                                                    (94)          (94)                         (94)
                                                                                              -------
    Comprehensive income                                                                      $31,295
                                   ---------------------------------------------------------==========----------------------------
Balance June 30, 2001               21,812      $218     $42,575    $104,525      $ 470                         --        $147,788
                                   =========================================================          ============================

         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS



(IN THOUSANDS) YEAR ENDED JUNE 30,                                           2001         2000          1999
                                                                      --------------------------------------------
Cash flows from operating activities:
     Net income                                                          $  30,684     $  24,896     $  13,462
     Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
           Depreciation and amortization of property and equipment           6,128         4,786         3,916
       Gain on sale of division                                             (6,400)       (4,820)           --

           Amortization of capitalized software development costs               --           313           602
           Equity loss in joint venture                                      3,310         3,721            --
           Stock option compensation expense                                   411           424            46
           Provision for doubtful accounts                                     324            --           249
           Deferred income taxes                                            (2,717)          590        (1,187)
     Changes in assets and liabilities:
           Trade accounts receivable                                       (11,560)        3,866       (11,871)
           Inventory                                                         3,060        (3,661)       (3,262)
           Prepaid expenses and other current assets                        (1,678)       (2,831)         (108)
           Other assets                                                       (297)         (150)          (98)
           Accounts payable                                                 (2,585)        3,654         2,216
           Accrued expenses and compensation                                 2,565           674         1,874
           Deferred compensation - long term                                   337            --            --
           Billings in excess of revenues and customer advances             (1,693)         (366)        2,151
           Income taxes payable                                              6,189          (434)        1,110
                                                                      --------------------------------------------
Net cash provided by operating activities                                   26,078        30,662         9,100
                                                                      --------------------------------------------
Cash flows from investing activities:
     Purchase of marketable securities                                    (113,652)     (127,019)     (114,574)
     Sale of marketable securities                                          94,544        86,230       121,768
     Purchases of property and equipment                                    (7,387)       (6,637)      (19,440)
     Investment in joint venture                                            (1,700)       (3,500)           --
     Proceeds from sale of division, net of selling costs                    6,400         5,032            --
     Capitalized software development costs                                     --            --          (810)
     Note receivable from related parties                                       --            --           325
                                                                      --------------------------------------------
Net cash used in investing activities                                      (21,795)      (45,894)      (12,731)
                                                                      --------------------------------------------
Cash flows from financing activities:
     Proceeds from employee stock purchase program                             950           737           469
     Proceeds from exercise of stock options                                 3,370         3,004         1,216
     Proceeds from issuance of notes                                            --        14,500            --
     Payments of debt                                                         (577)         (318)           --
     Principal payments under capital lease obligations                       (627)         (510)         (303)
                                                                      --------------------------------------------
Net cash provided by financing  activities                                   3,116        17,413         1,382
                                                                      --------------------------------------------
Net increase (decrease) in cash and cash equivalents                         7,399         2,181        (2,249)
Effect of exchange rate changes on cash and cash equivalents                    58            (7)         (129)
Cash and cash equivalents at beginning of year                               5,850         3,676         6,054
                                                                      --------------------------------------------
Cash and cash equivalents at end of year                                 $  13,307     $   5,850     $   3,676
                                                                      ============================================
Cash paid during the period for:
    Interest                                                             $   1,068     $     685     $      51
    Income taxes                                                         $  13,389     $  12,692     $   7,155
Non-cash transactions:
    Investment in joint venture from conversion of account receivable    $   1,700     $      --     $      --
    Equipment acquired under capital leases                              $      --     $     513     $   1,327



         The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLES IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)


A.  DESCRIPTION OF BUSINESS:

Mercury Computer Systems, Inc. (the "Company") designs, manufactures and markets high-performance real-time digital signal processing computer systems, which transform sensor-generated data into information that can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. The primary markets for the Company's products are defense electronics, medical diagnostic imaging, and other commercial applications. These markets have computing needs, which benefit from the unique system architecture developed by the Company.

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

REVENUE RECOGNITION

Revenue related to products is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed and determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. For products with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance. The Company accrues for anticipated warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed.

For certain eligible contracts eligible under AICPA Statement of Position 81-1, revenue is recognized using the percentage-of-completion accounting method based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Approximately $1,789,000 of revenue was recognized for the year ended June 30, 2001 under the percentage-of-completion method, and no revenue was recognized for the year ended June 30, 2000 or 1999 under the percentage-of-completion method.

BILLINGS IN EXCESS OF REVENUES AND CUSTOMER ADVANCES

Billings in excess of revenues and customer advances include amounts billed on uncompleted contracts and amounts billed on annual maintenance contracts.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with original maturities of 90 days or less, are carried at fair market value.

MARKETABLE SECURITIES

The Company classifies investments in marketable securities as either trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2001 and 2000. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method.

The fair market value of cash equivalents and short-term and long-term investments in marketable securities represents the quoted market prices at the balance sheet dates. The short-term marketable securities have original maturities greater than 90 days and remaining maturities less than one year. Long-term marketable securities have remaining maturities greater than one year. Long-term marketable securities have maturities of one to three years. At June 30, 2001 and 2000, marketable securities were classified as follows:

                                                                                  2001          2000
                                                                               Available-    Available-
                                                                                For-Sale      For-Sale
                                                                             ----------------------------
Short-term marketable securities:
Tax-exempt municipal notes and bonds and money market instruments                $54,135      $36,784

Long-term marketable securities:
Tax exempt municipal notes and bonds, taxable corporate bonds,
      government agencies                                                        $28,166      $25,705

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions which management believes are of high credit quality. At June 30, 2001 and 2000, the Company had approximately $5,613,000 and $3,088,000, respectively, on deposit or invested with its primary financial and lending institution.

At June 30, 2001 and 2000, only one customer comprised 10% or more of the Company's receivables. Customer "A" represented 25% of the Company's receivables at June 30, 2001 and 2000.

INVENTORY

Inventory is stated at the lower of cost, determined on the first-in, first-out
(FIFO) basis, or market.

PROPERTY AND EQUIPMENT

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product's technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs is computed on an individual product basis and is the greater of a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or b) the straight-line method over the estimated economic life of the product. The Company uses an estimated life of 2 years or less for all capitalized software costs.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

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

FOREIGN CURRENCY

The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. Euros are used as the functional currency for subsidiaries in France and the Netherlands, while local currency is used as functional currency in the United Kingdom and Japan. The related translation adjustments are reported in accumulated other comprehensive income in stockholders' equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and are immaterial for all periods presented.

RECLASSIFICATION

Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101 ("SAB 101"), "Revenue Recognition". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in fiscal year 2001. The adoption did not have a material affect on its financial statements.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 in the first fiscal quarter of 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are required to be adopted for fiscal years beginning after December 15, 2001, however, the Company has adopted SFAS No. 142 early, as of July 1, 2001. The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

C.  NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share:


FOR THE YEARS ENDED JUNE 30,                                                2001          2000         1999
                                                                       ----------------------------------------
Net income                                                                 $30,684       $24,896      $13,462
                                                                       ========================================

Shares used in computation of net income per share - basic                  21,576        21,000       20,336
     effect of dilutive securities:
          Stock options                                                      1,528         1,703        1,264
                                                                       ----------------------------------------
Shares used in computation of diluted net income per share                  23,104        22,703       21,600
                                                                       ========================================

Net income per share - basic                                               $  1.42       $  1.19      $  0.66
                                                                       ========================================
Net income per share - dilutive                                            $  1.33       $  1.10      $  0.62
                                                                       ========================================

Options to purchase 110,538 shares of common stock in 2001, 141,000 shares in 2000, and 222,000 in 1999 were outstanding during the years then ended, but were not included in the year-to-date calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during those periods.

D.  INVENTORY:

Inventory consists of the following:

JUNE 30,                                                        2001       2000
                                                              --------   -------
Raw materials                                                 $ 6,109    $ 4,252
Work in process                                                 4,301      7,415
Finished goods                                                  2,430      4,308
                                                              -------    -------
        Total                                                 $12,840    $15,975
                                                              =======    =======

E.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

JUNE 30,                                                   2001          2000
                                                         --------      --------
Computer equipment and software                          $ 28,599      $ 22,406
Buildings                                                  15,832        15,819
Land                                                        2,985         2,985
Machinery and equipment                                       661           605
Furniture and fixtures                                      4,462         3,709
Building and leasehold improvements                         1,865         1,585
                                                         --------      --------
                                                           54,404        47,109
Less: accumulated depreciation and amortization           (25,611)      (19,535)
                                                         --------      --------
                                                         $ 28,793      $ 27,574
                                                         ========      ========
F.  COMMITMENTS AND CONTINGENCIES:

LONG-TERM DEBT FINANCING ARRANGEMENT

Long-term debt at June 30, 2001 and 2000 consisted of the following:

                                                         2001              2000
                                                       -------           -------
Notes payable                                          $13,606           $14,182
Less current maturities                                    621               577
                                                       -------           -------
                                                       $12,985           $13,605
                                                       =======           =======

On November 3, 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes ("the Notes"), due November 2014. The original principal value of the Notes amounted to $14,500,000. The Notes are collateralized by the company's corporate headquarters which consists of two buildings. The Notes' agreements contain certain covenants, which, among other provisions, require the Company to maintain a minimum net worth. As of June 30, 2001, the Company was in compliance with the covenants of the Notes' agreements.

Maturities of long term debt are as follows:

Year Ending June 30,
     2002                              $   621
     2003                                  667
     2004                                  718
     2005                                  772
     2006                                  830
     Thereafter                          9,998
                                       -------
                                       $13,606
                                       =======
LEGAL

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise 96,000 stock options at an exercise price of $2.00 per share, and other financial consideration. Binding arbitration has commenced but no ruling has been decided. The position of the Company's management after consultation with external counsel, is that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on its claims, depending on the price of the Company's common stock, a judgement for a material amount could be awarded against the Company. The Company has objected to the claims and is aggressively defending the matter.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under capital and operating leases expiring in various years through 2004 and thereafter. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor.

    Minimum lease payments under operating and capital leases are as follows:

                                                        Operating lease       Capital Lease
YEAR ENDING JUNE 30,                              Real Estate     Equipment     Equipment
                                                  ------------------------------------------
2002                                                  $ 526           --          $ 325
2003                                                    296           --             95
2004                                                    242           --            ---
                                                  ----------                   ---------
Total minimum lease payments                        $ 1,064           --          $ 420
                                                  ==========                   ---------
Less: amounts representing interest                                                  20
                                                                               ---------
Present value of minimum lease payments                                             400
Less: current portion                                                               292
                                                                               ---------
Long-term portion                                                                 $ 108
                                                                               =========

Rental expense during the fiscal years ended June 30, 2001, 2000 and 1999 was approximately $506,000, $524,000 and $1,116,000, respectively.

G.  STOCKHOLDERS' EQUITY:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share.

COMMON STOCK

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

H.  STOCK BASED COMPENSATION:

At June 30, 2001, the Company had both stock option plans and a stock purchase plan. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 and has applied APB Opinion No. 25 and related interpretations in accounting for all of its stock option and employee stock purchase plans. Compensation cost is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an individual must pay to acquire the stock. Compensation expense recognized for stock based compensation amounted to $411,000, $424,000, and $46,000 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

STOCK OPTION PLANS

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

The 1997 Stock Option Plan (the "1997 Plan"), which the Board approved in June 1997, provides for the granting of options to purchase an aggregate of not more than 2,650,000 shares, adjusted for a two-for-one stock split, of the Company's common stock. The Plan provides for the grant of non-qualified and incentive stock options to employees. Incentive stock options are granted at a price set by the Board of Directors not to be less than 100% of the fair value at the date of the grant. Non-qualified stock options are granted at not less than 50% of the fair value of the stock on the date of grant as determined by the Board. The options vest over five years and have a maximum term of ten years. In 1999, an amendment to the plan was adopted by the Board of Directors of the Corporation, which provided for an increase in the number of shares reserved for issuance under the Plan from 2,650,000 shares, adjusted for a two-for-one stock split, of common Stock to 4,650,000 shares, adjusted for a two-for-one stock split, and a reduction in the vesting period for future options from five to four years. With the implementation of the

1997 Plan, no further stock options were granted under the 1982 and 1991 Stock Option Plans.

The 1998 Stock Option Plan (the "1998 Plan"), which the Board approved in September 1998, provides for the granting of options to purchase an aggregate of not more than 100,000 shares, adjusted for a two-for-one stock split, of the Company's common stock. The Plan provides for the grant of non-qualified stock options to non-employee directors. Non-qualified stock options are granted at fair value of the stock at the date of the grant as determined by the Board of Directors. The options vest over three years and have a maximum term of ten years. With the implementation of the 1998 Plan, no further stock options were granted under the 1993 Stock Option Plan. In August 2001, the 1998 Plan was terminated.

                                                                                Weighted
                                                          Weighted            Average Fair
                                        Number of     Average Exercise     Value of Options
                                          Shares            Price               Granted
                                    ----------------------------------------------------------
Outstanding at June 30, 1998            2,189,124           $3.06
                                       ----------

Granted                                 1,271,410            9.65                $6.04
Exercised                                (618,324)           1.97
Canceled                                  (76,454)           5.18
                                       ----------
Outstanding at June 30, 1999            2,765,756            6.27
                                       ==========

Granted                                   928,684           26.42               $19.03
Exercised                                (734,592)           4.09
Canceled                                 (258,000)           8.67
                                       ----------
Outstanding at June 30, 2000            2,701,848           13.56
                                       ==========

Granted                                   920,870           34.07               $24.49
Exercised                                (386,032)           8.79
Canceled                                 (192,647)          17.35
                                       ----------
Outstanding at June 30, 2001            3,044,039           20.10
                                       ==========


Information related to the stock options outstanding as of June 30, 2001, is as follows:

                                                  Weighted                                       Exercisable
                                                   Average        Weighted      Exercisable       Weighted
                                                  Remaining       Average        Number of         Average
                                  Number         CONTRACTUAL      EXERCISE        Options         Exercise
RANGE OF EXERCISE PRICES        of Options          LIFE           PRICE                            Price
$  1.25 - $  4.00                 516,802           5.74          $ 3.02           291,962         $ 2.87
$  5.00 - $  8.84                 446,970           7.13            7.99           115,578           7.99
$  9.56 - $ 14.50                 455,534           7.71           11.87           102,956          11.79
$ 14.94 - $ 23.44                 447,950           8.31           21.24            76,716          21.49
$ 24.25 - $ 30.06                 602,433           9.19           28.16            19,000          25.57
$ 33.13 - $ 48.00                 517,650           9.15           41.02            58,450          39.86
$ 51.30 - $ 52.00                  56,700           9.90           51.89                 -              -
                                ---------                                          -------
                                3,044,039           7.96           20.10           664,662          11.19
                                =========                                          =======

There were 409,029 and 605,612 options exercisable at June 30, 2000 and 1999, respectively, with weighted average exercise prices of $5.32 and $2.77. The fair value of each option granted during fiscal years ended June 30, 2001, 2000 and 1999, is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 4.97% in 2001, 6.34% in 2000 and 4.90% in 1999; (2)
expected option life of 6 years; (3) expected stock volatility of 80% for June 30, 2001, 77% for June 30, 2000 and 63% for June 30, 1999; and (4) expected dividend yield of 0.0.%.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("ESPP") and authorized 500,000 shares, adjusted for a two-for-one stock split, for future issuance under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation as defined in the plan. During the two offerings in fiscal 2001, the Company issued 16,949 and 14,115 shares of common stock to employees who participated in the plan at prices of $27.04 and $34.85, respectively. Shares available for future purchase under the ESPP totaled 373,697 at June 30, 2001.

The weighted-average fair value of purchase rights granted in fiscal 2001, 2000, and 1999 was $13.52, $8.40, and $3.23, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions: (1) dividend yield of 0.0%, (2) an expected life of six months, (3) expected volatility of 80% for June 30, 2001, 77% for June 30, 2000, and 63% for June 30, 1999; and , (4) risk-free interest rate of 3.63% for June 30, 2001, 5.25% for June 30, 2000, and 4.90% for June 30, 1999.

Had compensation cost for the Company's stock option grants and stock issued in conjunction with the ESPP been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company's net income and net income per common share for the fiscal years ended June 30, 2001, 2000 and 1999, would approximate the following pro forma amounts as compared to the amounts reported:

                                       Net Income per     Net Income per
                                         COMMON SHARE       COMMON SHARE
                        NET INCOME            - BASIC          - DILUTED
As reported:
  2001                    $ 30,684             $ 1.42             $ 1.33
  2000                    $ 24,896             $ 1.19             $ 1.10
  1999                    $ 13,462             $ 0.66             $ 0.62

Pro forma:
  2001                    $ 22,214             $ 1.03             $ 0.96
  2000                    $ 20,791             $ 0.99             $ 0.92
  1999                    $ 11,950             $ 0.59             $ 0.55

The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

I.  INCOME TAXES:

Income tax expense consisted of the following:

YEAR ENDED JUNE 30,                      2001            2000            1999
                                       --------        --------        --------
Federal:
    Current                            $ 15,642        $ 10,081        $  6,377
    Deferred                             (2,382)            544            (479)
                                       --------        --------        --------
                                         13,260          10,625           5,898
State:
    Current                               1,374             755           1,295
    Deferred                               (335)             46            (708)
                                       --------        --------        --------
                                          1,039             801             587

Foreign  - current                          141              23             146
                                       --------        --------        --------
                                       $ 14,440        $ 11,449        $  6,631
                                       ========        ========        ========

The following is a reconciliation between the statutory provision for federal income taxes and the effective income tax expense:

YEAR ENDED JUNE 30,                                  2001        2000      1999
                                                    ------      ------    ------
Income taxes at federal statutory rates              35.0%       35.0%     35.0%
State income tax, net of federal tax benefit          1.5         1.3       1.9
Research and development credits                     (2.1)       (3.4)     (3.8)
Tax-exempt interest income                           (1.9)       (1.6)     (1.8)
Other                                                (0.5)        0.2       1.7
                                                     ----        ----      ----
                                                     32.0%       31.5%     33.0%
                                                     ====        ====      ====

The components of the net deferred tax asset are as follows:

JUNE 30,                                                       2001        2000
                                                              ------      ------
Receivable allowances and inventory valuations                $1,698      $1,083
Accrued vacation                                               1,126         402
Property and equipment                                           112         167
State tax credit carryforwards                                   811         620
Deferred compensation                                            126          --
Joint venture loss allocation                                  1,157          --
Other temporary differences                                      383         424
                                                              ------      ------
Total deferred tax asset, net                                 $5,413      $2,696
                                                              ======      ======

No valuation allowance was deemed necessary for the deferred tax asset. Management believes it is more likely than not that all of the deferred tax asset will be realized.

At June 30, 2001, the Company had state research and development tax credit carryforwards of approximately $1,247,000 which begin to expire in 2014.

J.  EMPLOYEE BENEFIT PLANS:

The Company maintains a qualified 401(k) Plan and up until December 31, 1999, maintained a qualified profit sharing 401(a) Plan. The 401(k) plan covers employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of compensation with a discretionary matching Company contribution. Effective January 1, 2000, the Company began matching up to 3% of compensation. Previously, the company matched up to 2% of compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company terminated its 401(a) Plan as of December 31, 1999.

Expense recognized by the Company under the 401(a) and 401(k) Plans was approximately $1,048,000, $788,000 and $1,000,000 during the years ended June 30, 2001, 2000 and 1999, respectively.

The Company maintains a bonus plan, which provides cash awards to employees based upon operating results and employee performance. Bonus expense to employees was approximately $6,416,000, $4,499,000, and $2,753,000 during the years ended June 30, 2001, 2000 and 1999, respectively.

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

Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company has six principal operating segments: North American Defense, Medical Imaging, Commercial, International Defense and Commercial, Wireless Communications, and Research and Development. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments:
North American Defense, Medical Imaging segment, Commercial segment, Other Defense and Commercial segment, and Research and Development segment. The Other Defense and Commercial segment is comprised of International Defense, Wireless Communications, and Other Commercial businesses unrelated to the defense or medical businesses. These operating segments are not separately reported, as they do not meet any of Statement No. 131's quantitative thresholds. A new commercial operating segment was established during the first quarter of fiscal 2000. Previously, most commercial businesses were included within the North American and International operating segments. Historical information was not restated to reflect this business reorganization because it is impractical to obtain the necessary information.

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies".


                                      North                               Other
                                    American     Medical               Defense and  Research and
                                     Defense     Imaging    Commercial  Commercial  Development
                                    Segment(2)   Segment     Segment    Segment(2)     Segment    Corporate  Consolidated
                                   -----------  ---------   ---------- ------------ ------------- ---------  ------------
TWELVE MONTHS ENDED JUNE 30, 2001
Sales to unaffiliated customers      $107,998    $ 43,456    $ 15,361    $ 13,677    $     --     $     --     $180,492
Income (loss) before taxes (1)         74,238      14,208       7,310         905     (27,605)     (23,932)      45,124
Depreciation/amortization expense         829          66          13         264       1,733        3,223        6,128


TWELVE MONTHS ENDED JUNE 30, 2000
Sales to unaffiliated customers      $ 96,901    $ 27,093    $     --    $ 16,950    $     --     $     --     $140,944
Income (loss) before taxes (1)         66,889      10,510          --       4,145     (27,740)     (17,459)      36,345
Depreciation/amortization expense         427          41          --         332       1,218        3,081        5,099

TWELVE MONTHS ENDED JUNE 30, 1999
Sales to unaffiliated customers      $ 79,906    $ 15,295    $     --    $ 11,370    $     --     $     --     $106,571
Income (loss) before taxes (1)         53,174       6,353          --         972     (19,639)     (20,767)      20,093
Depreciation/amortization expense         191          70          --         113       1,263        2,881        4,518


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

(2) The North American Defense and the Other Defense and Commercial segment differ in definition from the defense market segment described in the Company's management discussion and analysis ("MD&A"). The Defense market segment in the MD&A refers to the worldwide defense market. The North American Defense and the Other Defense and Commercial are operating segments as defined by Statement No. 131, and are subsets of the worldwide defense market discussed in the MD&A.

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Foreign revenue and long-lived assets represent less than 10% of the Company's total revenue and total long-lived assets for the fiscal years ended June 30, 2001, 2000 and 1999 respectively.

Customers comprising 10% or more of the Company's revenues for the periods shown below are as follows:

YEAR ENDED JUNE 30,                               2001         2000       1999

Customer E                                         18%          14%        16%
Customer B                                         14%          19%        22%
Customer D                                         13%          12%        12%
Customer A                                          --          12%         --

L. SALE OF DIVISION:

On January 18, 2000, the Company completed the sale of the SSBU to IBM. Payments are structured with an initial payment of $4,500,000 (excluding $1,000,000 to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1,500,000 plus interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The contingency payments of $1,500,000 per quarter are recognized when collected. During the twelve month period ended June 30, 2001, the Company recorded a $6,400,000 gain on the sale of this division. During the twelve months ended June 30, 2000, the Company recorded a $4,820,000 gain on the sale of this division which includes cash received of $6,100,000 less legal and advisory costs of $581,000, costs reimbursable to IBM of $499,000, and the net book value of equipment and inventories sold of $200,000.

M. EQUITY LOSS IN JOINT VENTURE:

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's investment in AgileVision amounted to $3,400,000 and $3,500,000 during the years ended June 30, 2001 and 2000, respectively. The Company recognized $3,310,000 and $3,721,000 of losses on the equity-basis of accounting related to the operations of AgileVision during the years ended June 30, 2001 and 2000, respectively.

Summarized Income Statement results for AgileVision during the years ended June 30, 2001 and 2000 are as follows:

Year ended June 30,                          2001              2000
                                           ---------         -------
Expenses                                    $(4,733)         $(6,723)
Loss from continuing operations             $(4,733)         $(6,723)
Net loss                                    $(4,733)         $(6,723)

Summarized Statement of Financial Position of AgileVision as of June 30, 2001 and 2000:

Year ended June 30,                                    2001              2000
                                                      -------           -------
Current assets                                        $   471           $ 1,009
Non-current assets                                         37                12
                                                      -------           -------
Total assets                                          $   508           $ 1,021
                                                      =======           =======

Current liabilities                                   $ 6,864           $ 2,744
Shareholders' equity                                   (6,356)           (1,723)
                                                      -------           -------
Total liabilities and equity                          $   508           $ 1,021
                                                      =======           =======

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Mercury Computer Systems, Inc.:


In our opinion, the consolidated financial statements listed in index appearing under Item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and its subsidiaries at June 30, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Boston, Massachusetts
July 27, 2001

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

2001                                        1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
----------------------------------------------------------------------------------------------------------
Revenues                                       $ 41,469         $ 43,325         $ 46,953         $ 48,745
Cost of revenues                                 13,124           14,189           15,274           17,228
                                               --------         --------         --------         --------
    Gross profit                                 28,345           29,136           31,679           31,517
                                               --------         --------         --------         --------
Operating expenses:
    Selling, general and administrative          12,123           12,779           12,607           13,127
    Research and development                      6,743            7,954            8,047            7,740
                                               --------         --------         --------         --------
    Total operating expenses                     18,866           20,733           20,654           20,867
                                               --------         --------         --------         --------

Income from operations                            9,479            8,403           11,025           10,650

Interest income                                     928            1,004              995            1,050
Interest expense                                   (275)            (268)            (263)            (259)
Equity loss in joint venture                     (1,235)            (476)          (1,356)            (243)
Gain on sale of division, net                     1,600            1,600            1,600            1,600
Other income (expense), net                         (43)            (104)            (323)              35
                                               --------         --------         --------         --------
Income before taxes                              10,454           10,159           11,678           12,833

Provision for income taxes                        3,345            3,251            3,737            4,107
                                               --------         --------         --------         --------

Net income                                     $  7,109         $  6,908         $  7,941         $  8,726
                                               ========         ========         ========         ========
Net income per common share:
Basic                                          $   0.33         $   0.32         $   0.37         $   0.40
                                               ========         ========         ========         ========
Diluted                                        $   0.31         $   0.30         $   0.34         $   0.37
                                               ========         ========         ========         ========


2000                                        1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
----------------------------------------------------------------------------------------------------------
Revenues                                       $ 37,863         $ 35,405         $ 32,351         $ 35,325
Cost of revenues                                 10,037            9,333            9,388           10,388
                                               --------         --------         --------         --------
    Gross profit                                 27,826           26,072           22,963           24,937
Operating expenses:
    Selling, general and administrative           9,105           10,144           10,060           10,166
    Research and development                      5,537            6,851            7,445            9,029
                                               --------         --------         --------         --------
    Total operating expenses                     14,642           16,995           17,505           19,195
                                               --------         --------         --------         --------

Income from operations                           13,184            9,077            5,458            5,742

Interest income                                     322              574              751              783
Interest expense                                    (18)            (106)            (282)            (325)
Equity loss in joint venture                       (515)            (926)          (1,136)          (1,144)
Gain on sale of division, net                        --               --            3,220            1,600
Other income (expense), net                         (16)              93               53              (44)
                                               --------         --------         --------         --------
Income before taxes                              12,957            8,712            8,064            6,612

Provision for income taxes                        4,665            2,876            1,974            1,934
                                               --------         --------         --------         --------

Net income                                     $  8,292         $  5,836         $  6,090         $  4,678
                                               ========         ========         ========         ========
Net income per common share:
Basic                                          $   0.40         $   0.28         $   0.29         $   0.22
                                               ========         ========         ========         ========
Diluted                                        $   0.37         $   0.26         $   0.26         $   0.20
                                               ========         ========         ========         ========

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

     None

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

     The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1. Financial statements:

    Consolidated Balance Sheets as of June 30, 2001 and 2000
    Consolidated Statements of Operations for the years ended June 30, 2001,
       2000, and 1999
    Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2001, 2000, and 1999
    Consolidated Statements of Cash Flows for the years ended June 30, 2001,
       2000, and 1999
    Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

II. Valuation and Qualifying Accounts

                         MERCURY COMPUTER SYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                                 (IN THOUSANDS)


                   BALANCE AT                                      BALANCE
                   BEGINNING       CHARGES TO                       AT END
                   OF PERIOD        EXPENSES       DEDUCTIONS     OF PERIOD
                   ---------        --------       ----------     ---------

  Allowance for Doubtful Accounts

  2001              $308             $324             $32            $600
  2000               376               --              68             308
  1999               218              249              91             376

                   BALANCE AT                                      BALANCE
                   BEGINNING       CHARGES TO                       AT END
                   OF PERIOD        EXPENSES       DEDUCTIONS     OF PERIOD
                   ---------        --------       ----------     ---------

  Inventory Valuation

  2001              $2,795          $4,760          $3,635         $3,920
  2000              $3,039           1,012           1,256          2,795
  1999               1,857           2,786           1,604          3,039


    Charges to expenses for inventory are due to program cancellations, engineering change orders and obsolescence. Deductions are recorded when the inventory is written off. The Company wrote off $3,635,000, $1,256,000, and $1,604,000 during the years ended June 30, 2001, 2000, and 1999 respectively, in inventory relating primarily to engineering change orders and obsolescence.

3. Exhibits:

    Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 41, which is incorporated herein by reference.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 21, 2001.

                                    MERCURY COMPUTER SYSTEMS, INC.


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


      SIGNATURE                                   TITLE(S)                                       DATE

/s/ JAMES R. BERTELLI              President, Chief Executive Officer and                   September 21, 2001
-----------------------------      Director (principal executive officer)
JAMES R. BERTELLI

/s/ G. MEAD WYMAN                  Senior Vice President, Chief Financial Officer           September 21, 2001
-----------------------------      and Treasurer (principal financial and
G. MEAD WYMAN                      accounting officer)

/s/ GORDON B. BATY                                Director                                  September 21, 2001
-----------------------------
GORDON B. BATY

/s/ ALBERT P. BELLE ISLE                          Director                                  September 21, 2001
-----------------------------
ALBERT P. BELLE ISLE

/s/ JAMES A. DWYER                                Director                                  September 21, 2001
-----------------------------
JAMES A. DWYER

/s/ RUSSELL K. JOHNSEN                            Director                                  September 21, 2001
-----------------------------
RUSSELL K. JOHNSEN

/s/ SHERMAN N. MULLIN                             Director                                  September 21, 2001
-----------------------------
SHERMAN N. MULLIN

/s/ MELVIN SALLEN                                 Director                                  September 21, 2001
---------------------------------
MELVIN SALLEN

                                  EXHIBIT INDEX

ITEM NO.   DESCRIPTION OF EXHIBIT

 3.1      Articles of Organization. (incorporated herein by reference to Exhibit
            3.1 of the Company's Registration Statement on Form S-1
            (File No. 333-41139))

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

10.9#     Purchase Offer Agreement for OEM Manufacturer, dated February 16,
            1995, between the Company & IBM Microelectronics Division. (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 333-41139))

10.10     Quitclaim Deed, dated October 1, 1997, executed by Corcoran Chelmsford
            & Associates Limited Partnership. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (File No. 333-41139))

10.11     1998 Stock Option Plan (incorporated herein by reference to Exhibit
            10.11 of the Fiscal 1999 Form 10-K)

21.1*     Subsidiaries of the Registrant

23.1*     Consent of PricewaterhouseCoopers L.L.P.

* Filed with this Form 10-K. # Confidential treatment granted.