Form 10-Q
period 2001-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2001-11-14
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001          Commission File Number 0-23599

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

                    YES       X               NO


    Number of shares outstanding of the issuer's classes of common stock as of October 31, 2001:

                Class                               Number of Shares Outstanding
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                       21,967,337

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX

                                                                                       PAGE NUMBER
                                                                                       -----------
PART I.     FINANCIAL INFORMATION

            Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001          3

            Consolidated Statements of Operations for the Three Months Ended
                  September 30, 2001 and 2000                                               4

            Consolidated Statements of Cash Flows for the Three Months Ended
                 September 30, 2001 and 2000                                                5

            Notes to Consolidated Financial Statements                                      6

            Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   10

            Item 3. Quantitative and Qualitative Disclosures about Market Risk             13

PART II.    OTHER INFORMATION

            Item 2. Use of Proceeds from Registered Securities                             13

            Item 4. Submission of Matters to a Vote of Security Holders                    13

            Item 6. Exhibits and Reports Filed on Form 8-K                                 13

SIGNATURE                                                                                  14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        September 30,      June 30,
                                                                            2001             2001
                                                                         (Unaudited)
                                                                        -------------      --------
ASSETS
Current assets:
      Cash and cash equivalents                                           $ 11,567         $ 13,307
      Marketable securities                                                 67,837           54,135
      Trade accounts receivable, net of allowances of $799 and
             $600 at September 30, 2001 and June 30, 2001,                  25,841           34,928
             respectively
      Inventory                                                             12,503           12,840
      Deferred income taxes, net                                             3,206            3,206
      Prepaid expenses and other current assets                              6,589            5,341
                                                                          --------         --------
          Total current assets                                             127,543          123,757

Marketable securities                                                       20,903           28,166
Property and equipment, net                                                 28,629           28,793
Deferred income taxes, net                                                   2,207            2,207
Other assets                                                                   763              661
                                                                          --------         --------

          Total assets                                                    $180,045         $183,584
                                                                          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $  3,023         $  6,638
      Accrued expenses                                                       3,525            4,263
      Accrued compensation                                                   5,402            7,427
      Capital lease - short term                                               227              292
      Notes payable - short term                                               621              621
      Billings in excess of revenues and customer advances                     986            1,060
      Income taxes payable                                                     154            2,065
                                                                          --------         --------
          Total current liabilities                                         13,938           22,366

Commitments and contingencies                                                   --               --
Deferred compensation - long term                                              384              337
Capital lease - long term                                                       64              108
Notes payable - long term                                                   12,834           12,985

Stockholders' equity:
      Common stock, $.01 par value: 40,000,000 shares authorized;
          21,898,677 and 21,811,738 shares issued and outstanding
          at September 30, 2001 and June 30, 2001, respectively                219              218
      Additional paid-in capital                                            43,288           42,575
      Retained earnings                                                    108,530          104,525
      Accumulated other comprehensive income                                   788              470
                                                                          --------         --------

          Total stockholders' equity                                       152,825          147,788
                                                                          --------         --------

          Total liabilities and stockholders' equity                      $180,045         $183,584
                                                                          ========         ========


   The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)

                                                         Three months ended
                                                            September 30,
                                                       2001              2000
                                                     --------          --------
Net revenue                                          $ 34,861          $ 41,469
Cost of revenue                                        10,882            13,124
                                                     --------          --------

       Gross profit                                    23,979            28,345

Operating expenses:
       Selling, general and administrative             11,950            12,123
       Research and development                         7,855             6,743
                                                     --------          --------

       Total operating expenses                        19,805            18,866
                                                     --------          --------

Income from operations                                  4,174             9,479

Interest income                                         1,179               928
Interest expense                                         (171)             (275)
Equity loss in joint venture                             (880)           (1,235)
Gain on sale of division, net                           1,600             1,600
Other expenses                                            (12)              (43)
                                                     --------          --------

Income before income taxes                              5,890            10,454

Provision for income taxes                              1,885             3,345
                                                     --------          --------

       Net income                                    $  4,005          $  7,109
                                                     ========          ========

Net income per share:
       Basic                                         $   0.18          $   0.33
                                                     ========          ========
       Diluted                                       $   0.17          $   0.31
                                                     ========          ========

Weighted average shares outstanding:
       Basic                                           21,863            21,405
                                                     ========          ========
       Diluted                                         23,229            22,747
                                                     ========          ========




   The accompanying notes are an integral part of the consolidated financial statements

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                             Three Months Ended
                                                                                September 30,
                                                                            2001              2000
                                                                          --------          --------
Cash flows from operating activities:
Net income                                                                $  4,005          $  7,109
Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
        Depreciation and amortization                                        1,643             1,408
        Gain on sale of division, net                                       (1,600)           (1,600)
        Equity loss in joint venture                                           880             1,235
        Provision for doubtful accounts                                        200                --
        Stock compensation expense                                              64                10
        Changes in assets and liabilities:
             Trade accounts receivable                                       8,949            (1,739)
             Inventory                                                         341            (1,895)
             Prepaid expenses and other current assets                         343              (479)
             Other assets                                                      189              (971)
             Accounts payable                                               (3,620)           (3,069)
             Accrued expenses and compensation                              (2,566)              520
             Deferred compensation - long term                                  47                --
             Billings in excess of revenues and customer advances              (84)            1,048
             Income taxes payable                                           (1,585)            3,315
                                                                          --------          --------

                   Net cash provided by operating activities                 7,206             4,892
                                                                          --------          --------

Cash flows from investing activities:
        Purchase of marketable securities                                  (17,340)          (20,388)
        Sale of marketable securities                                       11,174            21,236
        Purchases of property and equipment                                 (1,451)           (2,448)
        Proceeds from sale of division net of selling costs                     --             1,600
        Investment in joint venture                                         (1,000)               --
                                                                          --------          --------

                   Net cash used in investing activities                    (8,617)               --
                                                                          --------          --------

Cash flows from financing activities:
        Proceeds from employee stock purchase plan and
                 the exercise of stock options                                   1               242
        Payments of debt                                                      (151)             (141)
        Principal payments under capital lease obligations                    (109)             (152)
                                                                          --------          --------

                   Net cash used by financing activities                      (259)              (51)
                                                                          --------          --------

Net decrease in cash and cash equivalents                                   (1,670)            4,841
Effect of exchange rate change on cash and cash equivalents                    (70)               64
Cash and cash equivalents at beginning of period                            13,307             5,850
                                                                          --------          --------

Cash and cash equivalents at end of period                                $ 11,567          $ 10,755
                                                                          ========          ========

Cash paid during the period for:
        Interest                                                          $    171          $    275
        Income taxes                                                         3,470               631




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

B. INVENTORY

                                               September 30,            June 30,
                                                    2001                  2001
                                                  -------               -------
Raw materials                                     $ 7,033               $ 6,109
Work in process                                     2,542                 4,301
Finished goods                                      2,928                 2,430
                                                  -------               -------

     Total                                        $12,503               $12,840
                                                  =======               =======

C. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                           Three Months Ended
                                                              September 30,
                                                           2001            2000
                                                         -------         -------
Net income                                               $ 4,005         $ 7,109
                                                         =======         =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share        21,863          21,405
Dilutive effect of stock options                           1,366           1,342
                                                         -------         -------

Shares used in computation of diluted net
      income per share                                    23,229          22,747
                                                         =======         =======

Basic net income per share                               $  0.18         $  0.33
                                                         =======         =======
Dilutive net income per share                            $  0.17         $  0.31
                                                         =======         =======

Options to purchase 413,307 and 350,293 shares of common stock outstanding during the three months ended September 30, 2001 and 2000 respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

                         MERCURY COMPUTER SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


D. RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Management is currently assessing but has not yet determined the impact, if any, of SFAS 143 on its financial position and results of operations.

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently assessing but has not yet determined the impact, if any, of SFAS 144 on its financial position and results of operations.

E. COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:

                                                          Three Months Ended
                                                             September 30,
                                                          2001            2000
                                                        -------         -------
Net income                                              $ 4,005         $ 7,109

Other comprehensive income, net of tax:
     Foreign currency translation adjustments                31             (27)
     Unrealized gain on securities                          185              15
                                                        -------         -------

Other comprehensive income / (loss)                         216             (12)
                                                        -------         -------

Total comprehensive income                              $ 4,221         $ 7,097
                                                        =======         =======

F. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The following table provides operating segment information for the three-month periods ended September 30, 2001 and 2000:




                                                                                 Other
                                           North                                Defense        Research
                                          American    Medical                     and            and
                                          Defense     Imaging    Commercial    Commercial    Development
                                          Segment     Segment      Segment      Segment        Segment      Corporate   Consolidated
                                          -------     -------      -------      -------        -------      ---------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2001:
Sales to unaffiliated customers           $17,543     $ 9,928      $ 3,004      $ 4,386            --            --       $34,861
Income (loss) before taxes(1)              11,513       4,344          999          290        (6,594)       (4,662)        5,890
Depreciation/amort. expense                    74          32           10          101           475           951         1,643

THREE MONTHS ENDED SEPTEMBER 30, 2000:
Sales to unaffiliated customers           $27,729     $ 8,878      $ 3,335      $ 1,527            --            --       $41,469
Income (loss) before taxes(1)              18,396       2,713        1,666          (26)       (6,743)       (5,552)       10,454
Depreciation/amort. expense                   187           9            2           66           378           766         1,408


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

(2) The North American Defense and the Other Defense and Commercial segments differ in definition from the defense market segment described in the Company's management discussion and analysis ("MD&A"). The Defense market segment in the MD&A refers to the worldwide defense market. The North American Defense and the Other Defense and Commercial are operating segments as defined by Statement No. 131, and are subsets of the worldwide defense market discussed in the MD&A.

G. EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. During the three months ended September 30, 2001, the Company invested $1.0 million in AgileVision. During the three months ended September 30, 2001 and 2000 the Company recognized $880,000 and $1,235,000, respectively, in expenses related to the operation of AgileVision. The Company has funded the losses of AgileVision to date and as of September 30, 2001, intends to continue to fund this venture.

Summarized Income Statements for AgileVision during the periods ended September 30, 2001 and 2000 are as follows:


                                                Three Months Ended September 30,
                                                    2001               2000
                                                   ------             ------
Expenses                                           $1,033             $1,235
                                                   ------             ------

Loss from continuing operations                     1,033             $1,235
                                                   ------             ------

Net loss                                           $1,033             $1,235
                                                   ======             ======

Summarized Statements of Financial Position of AgileVision:

                                                September 30,           June 30,
                                                     2001                 2001
                                                   -------              -------
Current assets                                     $   725              $   471
Non-current assets                                      33                   37
                                                   -------              -------

Total assets                                           758                  508
                                                   =======              =======

Current liabilities                                  8,149                6,864
Shareholders' equity                                (7,391)              (6,356)
                                                   -------              -------

Total liabilities and equity                       $   758              $   508
                                                   =======              =======


H. LEGAL PROCEEDINGS

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

RESULTS OF OPERATIONS:

REVENUES

The Company's total revenues decreased 16% from $41.5 million during the three months ended September 30, 2000 to $34.9 million during the three months ended September 30, 2001.

Defense electronics revenues decreased 26% from $29.2 million or 71% of total revenues during the three months ended September 30, 2000 to $21.6 million or 62% of total revenues during the three months ended September 30, 2001. The decline in defense revenues was primarily due to program delays due to lengthy defense strategic planning effort of the new Presidential administration.

Medical imaging revenues increased 11% from $8.9 million or 21% of total revenues during the three months ended September 30, 2000 to $9.9 million or 28% of total revenues during the three months ended September 30, 2001. Medical imaging revenues increased in the digital cardiology business, but were partially offset by reductions in revenues from the Company's maturing computed tomography ("CT") imaging systems.

Other commercial revenues remained constant at $3.4 million during the three months ended September 30, 2000 and 2001. However, as a percentage of total revenue other commercial revenues increased from 8% of total revenue during the three months ended September 30, 2000 to 10% of total revenue during the three months ended September 30, 2001.

COST OF REVENUES

Cost of revenues decreased 17% from $13.1 million during the three months ended September 30, 2000 to $10.9 million during the three months ended September 30, 2001. As a percent of total revenues, cost of revenues declined slightly from 31.6% during the three month period ended September 30, 2000 to 31.2% for the three months ended September 30, 2001. This decrease in cost as a percentage of revenue was primarily due to a decrease in the material cost for certain key components, and lower costs associated with completing a program associated with re-establishing certain discontinued standard parts, both partially offset by lower total revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses decreased 1% from $12.1 million during the three months ended September 30, 2000 to $12.0 million during the three months ended September 30, 2001. The decrease was primarily due to lower expenses associated with the implementation of a new financial, manufacturing, and administrative computer system. This decrease was partially offset by the ongoing development of the Company's sales and management infrastructure to support the Company's growth.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 17% from $6.7 million during the three months ended September 30, 2000 to $7.9 million during the three months ended September 30, 2001. The increase in research and development expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products and the development of new products. Even with the increase in research and development expenses as compared with a year ago, expenses are running lower than management's expectations due to the delay in certain prototyping activities. Management anticipates that in the near term, research and development expenses will increase as certain projects enter into the prototyping phase.

INCOME FROM OPERATIONS

Income from operations decreased 56% from $9.5 million during the three months ended September 30, 2000 to $4.2 million during the three months ended September 30, 2001. This decrease is primarily due to lower total revenue.


EQUITY LOSS IN JOINT VENTURE

In September, 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. During the three month periods ended September 30, 2000 and 2001, the Company invested $1.0 million and $1.0 million, respectively. During the three month periods ended September 30, 2000 and 2001 the Company recognized $1,235,000 and $880,000, respectively in expenses related to the operation of AgileVision.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $1.9 million during the three months ended September 30, 2001 reflecting a 32% tax rate as compared to a $3.3 million tax provision during the three months ended September 30, 2000, reflecting a 32% tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash and marketable investments of approximately $100.3 million. During the three months ended September 30, 2001, the Company generated approximately $7.2 million in cash from operations compared to $4.9 million generated during the three months ended September 30, 2000. This increase in cash generated from operations was primarily due to decreased trade accounts receivable. Days sales outstanding was 67 days at September 30, 2001 and 58 days at September 30, 2000.

During the three months ended September 30, 2001, the Company's investing activities used approximately $8.6 million of cash. During the period, investing activities consisted of net purchase of $6.1 million in securities and $1.5 million for the purchase of computers, furniture and equipment and $1.0 million investment in a joint venture. During the three months ended September 30, 2000, the Company's investing activities use of cash netted to $0. During the three months ended September 30, 2000, investing activities consisted of $2.4 million for the purchase of computers, furniture and equipment. These cash flows were offset by the net sale of $848,000 in securities and the receipt of $1.6 million net of selling costs from the sale of a division.

During the three months ended September 30, 2001 and 2000, the Company's financing activities used approximately $259,000 and $51,000, respectively. These financing activities consisted primarily of inflows from the exercise of stock options and proceeds received from the employee stock purchase plan, offset by outflows from payment under capital lease obligations and debt.

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

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk


Interest Rate Risk Management

There were no material changes in the Company's exposure to market risk from June 30, 2001.


PART II. OTHER INFORMATION

ITEM 2.  Use of Proceeds from Registered Securities:

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 6.  Exhibits and Reports Filed on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         None

                         MERCURY COMPUTER SYSTEMS, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      MERCURY COMPUTER SYSTEMS, INC.

Date: November 14, 2001               By: /s/ G. MEAD WYMAN
                                          --------------------------------------
                                              G. Mead Wyman
                                              Senior Vice President, Chief
                                                 Financial Officer and Treasurer
                                              (Principal Financial and
                                                 Accounting Officer)