Form 10-Q
period 2001-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2002-02-14
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended December 31, 2001           Commission File Number 0-23599

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

                YES  X             NO
                   -----             ------

     Number of shares outstanding of the issuer's classes of common stock as of January 31, 2002:

              Class                                 Number of Shares Outstanding
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                      22,087,534



                            Total number of pages 14

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 2001 and
                 June 30, 2001                                               3

               Consolidated Statements of Operations for the Three
                 Months Ended December 31, 2001 and 2000 and for the
                 Six Months Ended December 31, 2001 and 2000                 4

               Consolidated Statements of Cash Flows for the Six
                 Months Ended December 31, 2001 and 2000                     5

               Notes to Consolidated Financial Statements                    6

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   10

          Item 3.   Quantitative and Qualitative Disclosures about
                      Market Risk                                           13

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                       13

          Item 4.   Submission of Matters to a Vote of Security Holders     13

          Item 6.   Exhibits and Reports Filed on Form 8-K                  13

SIGNATURE                                                                   14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                 December 31,   June 30,
                                                                    2001          2001
                                                                 -----------    --------
                                                                 (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                   $ 10,757      $ 13,307
      Marketable securities                                         81,036        54,135
      Trade accounts receivable, net of allowances
        of $797 and $600 at December 31, 2001 and
        June 30, 2001, respectively                                 27,117        34,928
      Inventory                                                     13,433        12,840
      Deferred income taxes, net                                     3,206         3,206
      Prepaid expenses and other current assets                      5,397         5,341
      Prepaid income taxes                                           6,903            --
                                                                  --------      --------
          Total current assets                                     147,849       123,757

Marketable securities                                               14,329        28,166
Property and equipment, net                                         28,120        28,793
Deferred income taxes, net                                           2,207         2,207
Other assets                                                            33           661
                                                                  --------      --------

          Total assets                                            $192,538      $183,584
                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $  7,431      $  6,638
      Accrued expenses                                               3,501         4,263
      Accrued compensation                                           6,419         7,427
      Capital lease - short term                                       183           292
      Notes payable - short term                                       621           621
      Billings in excess of revenues and customer advances             966         1,060
      Income taxes payable                                              --         2,065
                                                                  --------      --------
          Total current liabilities                                 19,121        22,366

Deferred compensation - long term                                      471           337
Capital lease - long term                                               23           108
Notes payable - long term                                           12,678        12,985
Commitments and contingencies (Note H)

Stockholders' equity:
      Common stock, $.01 par value; 65,000,000 shares
         authorized; 22,057,594 and 21,811,738 shares issued
         and outstanding at December 31, 2001 and
         June 30, 2001, respectively                                   221           218
      Additional paid-in capital                                    47,085        42,575
      Retained earnings                                            112,312       104,525
      Accumulated other comprehensive income                           627           470
                                                                  --------      --------

          Total stockholders' equity                               160,245       147,788
                                                                  --------      --------

          Total liabilities and stockholders' equity              $192,538      $183,584
                                                                  ========      ========


   The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands, except per share data)

                                               Three months ended          Six months ended
                                                   December 31,              December 31,
                                                2001         2000         2001         2000
                                              --------     --------     --------     --------
Net revenue                                   $ 37,435     $ 43,325     $ 72,296     $ 84,794
Cost of revenue                                 12,607       14,189       23,489       27,313
                                              --------     --------     --------     --------

       Gross profit                             24,828       29,136       48,807       57,481

Operating expenses:
       Selling, general and administrative      12,423       12,779       24,373       24,902
       Research and development                  8,462        7,954       16,317       14,697
                                              --------     --------     --------     --------

       Total operating expenses                 20,885       20,733       40,690       39,599
                                              --------     --------     --------     --------

Income from operations                           3,943        8,403        8,117       17,882

Interest income                                  1,068        1,004        2,247        1,932
Interest expense                                  (330)        (268)        (501)        (543)
Gain on sale of division                         1,600        1,600        3,200        3,200
Equity loss in joint venture                      (872)        (476)      (1,752)      (1,711)
Other expenses, net                               (174)        (104)        (186)        (147)
                                              --------     --------     --------     --------

Income before income taxes                       5,235       10,159       11,125       20,613

Provision for income taxes                       1,453        3,251        3,338        6,596
                                              --------     --------     --------     --------

Net income                                    $  3,782     $  6,908     $  7,787     $ 14,017
                                              ========     ========     ========     ========

Net income per share:
       Basic                                  $   0.17     $   0.32     $   0.36     $   0.65
                                              ========     ========     ========     ========
       Diluted                                $   0.16     $   0.30     $   0.33     $   0.61
                                              ========     ========     ========     ========

Weighted average shares outstanding:
       Basic                                    21,985       21,484       21,924       21,445
                                              ========     ========     ========     ========
       Diluted                                  23,424       23,006       23,327       22,876
                                              ========     ========     ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                       Six months ended
                                                                          December 31,
                                                                       2001         2000
                                                                     --------     --------
Cash flows provided from operating activities:
Net income                                                           $  7,787     $ 14,017
Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                   3,305        2,949
        Gain on sale of division                                       (3,200)      (3,200)
        Equity loss in joint venture                                    1,752        1,733
        Provision for doubtful accounts                                   200           --
        Tax benefit from disqualified dispositions                      1,173        1,137
        Stock compensation expense                                        420           --
        Changes in operating assets and liabilities:
             Trade accounts receivable                                  7,649       (3,419)
             Inventory                                                   (592)        (490)
             Prepaid expenses and other current assets                    (46)      (1,344)
             Other assets                                                (312)        (991)
             Accounts payable                                             789       (3,488)
             Accrued expenses and compensation                         (1,595)       2,099
             Deferred compensation                                        135          222
             Billings in excess of revenues and customer advances         (90)         930
             Income taxes                                              (8,967)        (763)
                                                                     --------     --------

                   Net cash provided by operating activities            8,408        9,392
                                                                     --------     --------

Cash flows from investing activities:
        Purchases of marketable securities                            (42,723)     (50,301)
        Maturities of marketable securities                            29,783       50,093
        Purchases of property and equipment                            (2,615)      (3,875)
        Proceeds from sale of division                                  3,200        3,200
        Investments in joint venture                                   (1,000)         (60)
                                                                     --------     --------

                   Net cash used in investing activities              (13,355)        (943)
                                                                     --------     --------

Cash flows from financing activities:
        Proceeds from employee stock purchase plan and
          the exercise of stock options                                 2,919        2,017
        Payments of long-term debt                                       (307)        (308)
        Principal payments under capital lease obligations               (194)        (285)
                                                                     --------     --------

                   Net cash provided by financing activities            2,418        1,424
                                                                     --------     --------

Net increase (decrease) in cash and cash equivalents                   (2,529)       9,873
Effect of exchange rate change on cash and cash equivalents               (21)         (77)
Cash and cash equivalents at beginning of period                       13,307        5,850
                                                                     --------     --------

Cash and cash equivalents at end of period                           $ 10,757     $ 15,646
                                                                     ========     ========

Cash paid during the period for:
        Interest                                                     $    501     $    543
        Income taxes                                                 $ 10,978     $  7,839



   The accompanying notes are an integral part of the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

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

B. INVENTORY

                    December 31,    June 30,
                        2001          2001
                    ------------    --------

Raw materials         $ 5,393       $ 6,109
Work in process         4,403         4,301
Finished goods          3,637         2,430
                      -------       -------

     Total            $13,433       $12,840
                      =======       =======

C. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                       Three Months Ended       Six Months Ended
                                                            December 31,           December 31,
                                                         2001        2000        2001        2000
                                                       -------     -------     -------     -------

Net income                                             $ 3,782     $ 6,908     $ 7,787     $14,017
                                                       =======     =======     =======     =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share      21,985      21,484      21,924      21,445
Dilutive effect of stock options                         1,439       1,522       1,403       1,431
                                                       -------     -------     -------     -------

Shares used in computation of diluted net
      income per share                                  23,424      23,006      23,327      22,876
                                                       =======     =======     =======     =======

Basic net income per share                             $  0.17     $  0.32     $  0.36     $  0.65
                                                       =======     =======     =======     =======
Diluted net income per share                           $  0.16     $  0.30     $  0.33     $  0.61
                                                       =======     =======     =======     =======

Options to purchase 283,200 and 158,250 shares of common stock outstanding during the three months ended December 31, 2001 and 2000, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market price of the common stock during the period. Options to purchase 357,335 and 274,915 shares of common stock outstanding during the six months ended December 31, 2001 and 2000, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market price of the common stock during the period.

D. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are required to be adopted for fiscal years beginning after December 15, 2001, however, the Company has, as permitted, adopted SFAS No. 142 early, as of July 1, 2001. The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

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

E. COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:

                                                        Three Months Ended        Six Months Ended
                                                            December 31,             December 31,
                                                         2001         2000         2001       2000
                                                       -------      -------      ------     --------

Net income                                             $ 3,782      $ 6,908      $7,787     $ 14,017
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                 (7)        (158)         24         (124)
   Unrealized gain (loss) on marketable securities         (98)         148          87          203
                                                       -------      -------      ------     --------

Other comprehensive income                                (105)         (10)        111           79
                                                       -------      -------      ------     --------

Total comprehensive income                             $ 3,677      $ 6,898      $7,898     $ 14,096
                                                       =======      =======      ======     ========


F. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company has six principal operating segments: North American Defense, Medical Imaging, Commercial, International Defense, Wireless Communications, and Research and Development. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments: North American Defense segment, Medical Imaging segment, Commercial segment, Other Defense and Commercial segment, and Research and Development segment. The Other Defense and Commercial segment is comprised of International Defense, Wireless Communications, and Other Commercial businesses unrelated to the defense or medical businesses. These operating segments are not separately reported, as they do not meet any of SFAS No. 131's quantitative thresholds.

The accounting policies of the reportable segments are the same as those described in "Note B: Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The following table provides reportable segment information for the three-month and six-month periods ended December 31, 2001 and 2000:

                                           North                             Other        Research
                                         American     Medical             Defense and       and
                                          Defense     Imaging  Commercial  Commercial   Development
                                          Segment     Segment    Segment     Segment       Segment    Corporate   Consolidated
                                         --------     -------  ---------- -----------   -----------   ---------   ------------

THREE MONTHS ENDED DECEMBER 31, 2001:
Sales to unaffiliated customers           $22,037     $10,610     $1,956     $ 2,832           --           --      $ 37,435
Income (loss) before taxes (1)             14,296       4,571        178      (1,472)      (6,876)      (5,462)        5,235
Depreciation/amort. Expense                    76          27         11          21          517        1,010         1,662

THREE MONTHS ENDED DECEMBER 31, 2000:
Sales to unaffiliated customers           $24,276     $10,439     $4,661     $ 3,949           --           --      $ 43,325
Income (loss) before taxes (1)             16,245       3,546      2,694         749       (7,344)      (5,731)       10,159
Depreciation/amort. Expense                   196          13          3          75          434          811         1,532

SIX MONTHS ENDED DECEMBER 31, 2001:
Sales to unaffiliated customers           $39,580     $20,538     $4,960     $ 7,218           --           --      $ 72,296
Income (loss) before taxes (1)             25,809       8,915      1,177      (1,182)     (13,470)     (10,124)       11,125
Depreciation/amort. Expense                   150          59         21         122          992        1,961         3,305

SIX MONTHS ENDED DECEMBER 31, 2000:
Sales to unaffiliated customers           $52,005     $19,317     $7,996     $ 5,476           --           --      $ 84,794
Income  (loss)  before  taxes (1)          34,641       6,259      4,360         (57)     (13,307)     (11,283)       20,613
Depreciation/amort. expense                   384          21          4         142          813        1,585         2,949


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

(2) The North American Defense and the Other Defense and Commercial segments differ in definition from the defense market segment described in the Company's management discussion and analysis ("MD&A"). The Defense market segment in the MD&A refers to the worldwide defense market. The North American Defense and Other Defense and Commercial are operating segments as defined by Statement No. 131, and are subsets of the worldwide defense market discussed in the MD&A.

G. EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. During the three months ended December 31, 2001, the Company did not invest any additional funds in AgileVision. During the three-month periods ended December 31, 2001 and 2000, the Company recognized $0.9 million and $0.5 million, respectively, in losses related to the operations of AgileVision. During the six-month periods ended December 31, 2001 and 2000, the Company recognized $1.8 million and $1.7 million, respectively, in losses related to the operations of AgileVision.

Summarized income statements for AgileVision during the periods ended December 31, 2001 and 2000 are as follows:

                                    Three Months Ended     Six Months Ended
                                      December 31,           December 31,
                                     2001         2000      2001       2000
                                    ------        ----     ------     ------

Expenses                            $1,415        $476     $2,448     $1,711
                                    ------        ----     ------     ------

Loss from continuing operations      1,415         476      2,448      1,711
                                    ------        ----     ------     ------

Net loss                            $1,415        $476     $2,448     $1,711
                                    ======        ====     ======     ======

Summarized Statements of Financial Position of AgileVision:

                                  December 31,      June 30,
                                      2001            2001
                                  ------------      --------

Current assets                      $   366         $   471
Non-current assets                       33              37
                                    -------         -------

Total assets                            399             508
                                    =======         =======

Current liabilities                   9,195           6,864
Shareholders' equity                 (8,796)         (6,356)
                                    -------         -------

Total liabilities and equity        $   399         $   508
                                    =======         =======

H. COMMITMENTS AND CONTINGENCIES

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise 96,000 stock options at an exercise price of $2.00 per share, and other financial consideration. Binding arbitration has commenced but no ruling has been decided. The position of the Company's management after consultation with external counsel is that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on its claims, depending on the price of the Company's common stock, a judgement for a material amount could be awarded against the Company. The Company has objected to the claims and is aggressively defending the matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" which involve risks and uncertainties. The words "may," "will," "expect," "anticipate," "continue", "estimate", "project," "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Important factors that may cause the Company's actual results to differ from forward-looking statements are referenced in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues decreased 14% from $43.3 million during the three months ended December 31, 2000 to $37.4 million during the three months ended December 31, 2001. Revenue decreased 15% from $84.8 million during the six months ended December 31, 2000 to $72.3 million during the six months ended December 31, 2001.

Defense electronics revenues decreased 12% from $28.2 million or 65% of total revenues during the three months ended December 31, 2000 to $24.8 million or 67% of total revenues during the three months ended December 31, 2001. Defense electronics revenues decreased 19% from $57.3 million or 67% of total revenues during the six months ended December 31, 2000 to $46.5 million or 65% of total revenues during the six months ended December 31, 2001. The decrease in revenues was due primarily to an elongated planning and budgeting cycle of the new federal administration and the subsequent re-focusing of the priorities to the operational necessities of the war on terrorism.

Medical imaging revenues increased 2% from $10.4 million or 24% of total revenues during the three months ended December 31, 2000 to $10.6 million or 28% of total revenues during the three months ended December 31, 2001. Medical imaging revenues for the six months ended December 31, 2001 increased 6% to $20.5 million or 28% of total revenues from $19.4 million or 23% of total revenues for the six months ended December 31, 2000. The increase in medical imaging revenues is primarily due to strong growth in sales of both magnetic resonance imaging ("MRI") and positron emission tomography ("PET") systems, offset partially by the decline in sales of our more mature computed tomography ("CT") systems.

Other revenues decreased 59% from $4.7 million or 11% of total revenues during the three months ended December 31, 2000 to $2.0 million or 5% of total revenues during the three months ended December 31, 2001. Other revenues for the six months ended December 31, 2001 decreased 34% to $5.3 million or 7% of total revenues from $8.1 million or 10% of total revenues for the six months ended December 31, 2000. The decrease in other revenues was due primarily to the continued economic downturn in the overall semiconductor-manufacturing sector.

COST OF REVENUES

Cost of revenues decreased 11% from $14.2 million during the three months ended December 31, 2000 to $12.6 million during the three months ended December 31, 2001. As a percent of total revenues, cost of revenues increased from 33% during the three months ended December 31, 2000 to 34% for the three months ended December 31, 2001. For the six months ended December 31, 2001, cost of revenues decreased by 14% to $23.5 million from $27.3 million during the six months ended December 31, 2000. As a percent of total revenues, cost of revenues remained relatively flat at 32%, year over year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses decreased 3% from $12.8 million during the three months ended December 31, 2000 to $12.4 million during the three months ended December 31, 2001. Selling, general and administrative expenses decreased 2% from $24.9 million during the six months ended December 31, 2000 to $24.4 million during the six months ended December 31, 2001. The decrease was primarily due to the reduction of expenses associated with the implementation of a new financial, manufacturing, and administrative computer system that was installed at the end of the first fiscal quarter this year. Additionally, commissions associated with lower sales volume contributed to the decreased expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 6% from $8.0 million during the three months ended December 31, 2000 to $8.5 million during the three months ended December 31, 2001. Research and development expenses increased by 11% from $14.7 million during the six months ended December 31, 2000 to $16.3 million during the six months ended December 31, 2001. The increase in research and development expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products and the introduction of new products in response to demand for next generation products.

GAIN ON SALE OF DIVISION

On January 18, 2000, the Company completed the sale of its shared storage division ("SSBU") to IBM. Payments were structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.6 million, including principal and interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company recorded a $1.6 million gain during the three months ended December 31, 2001 and 2000, respectively and recorded a $3.2 million gain during the six months ended December 31, 2001 and 2000, respectively.

EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. During the three-month periods ended December 31, 2001 and 2000, the Company recognized $872,000 and $476,000, respectively in losses related to the operations of AgileVision. During the six-month periods ended December 31, 2001 and 2000, the Company recognized $1.8 million and $1.7 million, respectively, in losses related to the operations of AgileVision. The Company does not expect to recognize any material gains or losses related to its investment in AgileVision going forward.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $1.5 million during the three months ended December 31, 2001 reflecting a 28% tax rate as compared to a $3.3 million tax provision during the three months ended December 31, 2000, reflecting a 32% tax rate. The Company recorded a tax provision of $3.3 million during the six months ended December 31, 2001 reflecting a 30% tax rate as compared to a $6.6 million tax provision during the six months ended December 31, 2000, reflecting a 32% tax rate. The decrease in the tax rate was due to the re-estimation of the Company's annual rate and an adjustment during the fiscal second quarter to reduce the annual rate from 32% to 30%. The reduction in the annual rate was the result of a reduction in the Company's overall profit forecast for the year while amounts for certain tax preference items such as the research and experimentation credit and tax exempt interest income, are expected to remain constant or increase.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had cash and marketable investments of approximately $106.1 million. During the six months ended December 31, 2001, the Company generated approximately $8.4 million in cash from operations compared to $9.4 million generated during the six months ended December 31, 2000. The cash generated from operations during the six-month period ended December 31, 2001 was primarily the result of net income, a reduction in the Company's trade receivables offset by an increase in current liabilities and prepayment of income taxes. Days sales outstanding was 65 days and 59 days at December 31, 2001 and 2000, respectively.

During the six months ended December 31, 2001, the Company's investing activities used cash of $13.4 million. During the period, investing activities consisted of purchases of $12.9 million of marketable securities (net of maturities), $2.6 million for the purchase of computers, furniture and equipment; and a $1.0 million investment in AgileVision. These cash outflows were partially offset by the receipt of $3.2 million from proceeds received on the sale of the SSBU division. During the six months ended December 31, 2000, the Company's investing activities used cash of $0.9 million, which consisted of $0.2 million for the purchase of marketable securities (net of maturities) and $3.9 million for the purchase of computers, furniture and equipment and leasehold improvements. These cash outflows were partially offset by the receipt of $3.2 million from proceeds received on the sale of the SSBU division.

During the six months ended December 31, 2001 and 2000, the Company's financing activities provided cash of approximately $2.4 million and $1.4 million, respectively. These financing activities consisted primarily of inflows from the exercise of stock options and proceeds received from the employee stock purchase plan, offset by outflows from payment under capital lease obligations and debt.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings:

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise 96,000 stock options at an exercise price of $2.00 per share, and other financial consideration. Binding arbitration has commenced but no ruling has been decided. The position of the Company's management after consultation with external counsel is that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on its claims, depending on the price of the Company's common stock, a judgement for a material amount could be awarded against the Company. The Company has objected to the claims and is aggressively defending the matter.

ITEM 4. Submission of Matters to a Vote of Security Holders

On November 15, 2001, the Company held a Special Meeting in lieu of the 2001 Annual Meeting of Stockholders (the "Meeting"). At the Meeting, Dr. Albert P. Belle Isle, James A. Dwyer, and Melvin Sallen were reelected as directors for terms ending in 2004. The voting results were as follows:

     Dr. Albert P. Belle Isle         For 19,569,169          Withheld 164,560
     James A. Dwyer                   For 18,928,910          Withheld 804,819
     Melvin Sallen                    For 19,558,224          Withheld 175,505

     The terms of the following Directors continued after the meeting:

     James Bertelli
     Russell K. Johnsen
     Dr. Gordon B. Baty
     Sherman N. Mullin

At the Meeting, the stockholders adopted an amendment to the Company's Articles of Organization to increase the number of authorized shares of common stock from 40,000,000 shares to 65,000,000 shares. The voting results were as follows:

        For 18,556,267             Against 1,155,591            Abstain 21,871

The stockholders also approved an increase in the number of shares issuable pursuant to the Company's 1997 Stock Option Plan from 4,650,000 shares to 5,650,000 shares. The voting results were as follows:

        For 8,648,387              Against 7,009,771            Abstain 52,862

The stockholders defeated a proposal to amend the Company's 1997 Stock Option Plan to increase automatically on an annual basis the number of shares of Common Stock reserved for issuance under such plan. The voting results were as follows:

        For 7,173,554              Against 8,488,533            Abstain 48,933

ITEM 6. Exhibits and Reports Filed on Form 8-K

(a)  Exhibits. None

(b)  Reports on Form 8-K. None

                         MERCURY COMPUTER SYSTEMS, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MERCURY COMPUTER SYSTEMS, INC.

Date: February 14, 2002                     By: /s/ G. MEAD WYMAN
                                               ---------------------------------
                                               G. Mead Wyman
                                               Senior Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)