Form 10-Q
period 2002-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2002-05-15
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002              Commission File Number 0-23599

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

                            YES X                 NO

    Number of shares outstanding of the issuer's classes of common stock as of April 30, 2002:

               Class                                Number of Shares Outstanding
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                         21,634,523

                         MERCURY COMPUTER SYSTEMS, INC.
                                      INDEX

                                                                                                 PAGE NUMBER
                                                                                                 -----------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                        and June 30, 2001                                                                  3

                     Consolidated Statements of Operations (unaudited) for the Three Months
                        Ended March 31, 2002 and 2001 and for the Nine Months Ended
                        March 31, 2002 and 2001                                                            4

                     Consolidated Statements of Cash Flows (unaudited) for the Nine
                        Months Ended March 31, 2002 and 2001                                               5

                  Notes to Consolidated Financial Statements                                               6

                  Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                         10

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     14

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                              14

                  Item 4.  Submission of Matters to a Vote of Security Holders                            14

                  Item 6.  Exhibits and Reports Filed on Form 8-K                                         14

SIGNATURE                                                                                                 15

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MERCURY COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                             March 31,           June 30,
                                                                                              2002                 2001
                                                                                           (Unaudited)
                                                                                            ---------             --------
ASSETS
Current assets:
      Cash and cash equivalents                                                             $  16,273             $ 13,307
      Marketable securities                                                                    65,729               54,135
      Trade accounts receivable, net of allowances of $793 and
             $600 at March 31, 2002 and June 30, 2001, respectively                            20,325               34,928
      Inventory                                                                                15,025               12,840
      Deferred income taxes, net                                                                3,206                3,206
      Prepaid expenses and other current assets                                                 4,956                5,341
      Prepaid income taxes                                                                      6,713                   --
                                                                                            ---------             --------
          Total current assets                                                                132,227              123,757

Marketable securities                                                                          14,156               28,166
Property and equipment, net                                                                    27,998               28,793
Deferred income taxes, net                                                                      2,207                2,207
Other assets                                                                                      849                  661
                                                                                            ---------             --------

          Total assets                                                                      $ 177,437             $183,584
                                                                                            =========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                      $   6,334             $  6,638
      Accrued expenses                                                                          3,464                4,263
      Accrued compensation                                                                      6,913                7,427
      Capital lease obligations - short term portion                                              139                  292
      Notes payable - short term portion                                                          621                  621
      Billings in excess of revenues and customer advances                                      1,087                1,060
      Income taxes payable                                                                         --                2,065
                                                                                            ---------             --------
          Total current liabilities                                                            18,558               22,366

Deferred compensation                                                                             542                  337
Capital lease obligations                                                                           3                  108
Notes payable obligations                                                                      12,520               12,985

Commitments and contingencies (Note I)

Stockholders' equity:
      Common stock, $.01 par value; 65,000,000 shares authorized; 22,137,803 and
          21,811,738 shares issued at March 31, 2002 and June 30, 2001, respectively; 21,618,803 and 21,811,738 shares
          outstanding at March 31, 2002 and June 30, 2001, respectively                           221                  218
      Additional paid-in capital                                                               47,980               42,575
      Treasury stock, at cost, 519,000 shares at March 31, 2002                               (17,545)                  --
      Retained earnings                                                                       114,962              104,525
      Accumulated other comprehensive income                                                      196                  470
                                                                                            ---------             --------
          Total stockholders' equity                                                          145,814              147,788
                                                                                            ---------             --------
          Total liabilities and stockholders' equity                                        $ 177,437             $183,584
                                                                                            =========             ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands, except per share data)

                                                           Three months ended                     Nine months ended
                                                                March 31,                               March 31,
                                                     -----------------------------           -----------------------------
                                                       2002                2001                2002                2001
                                                     ---------           ---------           ---------           ---------
Net revenue                                          $  34,864           $  46,953           $ 107,160           $ 131,747
Cost of revenue                                         13,448              15,274              36,937              42,587
                                                     ---------           ---------           ---------           ---------

       Gross profit                                     21,416              31,679              70,223              89,160

Operating expenses:
       Selling, general and administrative              11,654              12,607              36,027              37,509
       Research and development                          8,752               8,047              25,069              22,744
                                                     ---------           ---------           ---------           ---------

       Total operating expenses                         20,406              20,654              61,096              60,253
                                                     ---------           ---------           ---------           ---------

Income from operations                                   1,010              11,025               9,127              28,907

Interest income                                            917                 995               3,164               2,927
Interest expense                                          (244)               (263)               (745)               (807)
Gain on sales of division and joint venture              1,678               1,600               4,878               4,800
Equity loss in joint venture                                --              (1,356)             (1,752)             (3,067)
Other income (expense), net                                 10                (323)               (176)               (469)
                                                     ---------           ---------           ---------           ---------

Income before income taxes                               3,371              11,678              14,496              32,291
Provision for income taxes                                 721               3,737               4,059              10,333
                                                     ---------           ---------           ---------           ---------

Net income                                           $   2,650           $   7,941           $  10,437           $  21,958
                                                     =========           =========           =========           =========

Net income per share:
       Basic                                         $    0.12           $    0.37           $    0.48           $    1.02
                                                     =========           =========           =========           =========
       Diluted                                       $    0.12           $    0.34           $    0.45           $    0.95
                                                     =========           =========           =========           =========

Weighted average shares outstanding:
       Basic                                            21,804              21,648              21,884              21,515
                                                     =========           =========           =========           =========
       Diluted                                          22,924              23,286              23,192              23,016
                                                     =========           =========           =========           =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                       Nine months ended
                                                                                            March 31,
                                                                                    2002                 2001
                                                                                  --------             --------
Cash flows provided from operating activities:
Net income                                                                        $ 10,437             $ 21,958
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                4,751                4,487
        Gain on sales of division and joint venture                                 (4,878)              (4,800)
        Equity loss in joint venture                                                 1,752                3,067
        Provision for doubtful accounts                                                200                   50
        Tax benefit from disqualified dispositions                                   1,403                1,710
        Stock option compensation expense                                              630                  392
        Other non-cash items                                                            --                   12
        Changes in operating assets and liabilities:
             Trade operating accounts receivable                                    14,404               (5,822)
             Inventory                                                              (2,189)                 344
             Prepaid expenses and other current assets                                 394               (2,315)
             Other assets                                                             (289)                (983)
             Accounts payable                                                         (305)              (3,227)
             Accrued expenses and compensation                                      (1,888)               2,981
             Deferred compensation                                                     205                  292
             Billings in excess of revenues and customer advances                       32                1,118
             Prepaid income taxes                                                   (8,778)                 225
                                                                                  --------             --------

                   Net cash provided by operating activities                        15,881               19,489
                                                                                  --------             --------
Cash flows from investing activities:
        Purchases of marketable securities                                         (55,855)             (88,126)
        Sales of marketable securities                                              57,995               73,991
        Purchases of property and equipment                                         (3,945)              (5,089)
        Proceeds from sale of division                                               4,800                4,800
        Investments in joint venture                                                (1,000)              (1,000)
                                                                                  --------             --------

                   Net cash provided by (used in) investing activities               1,995              (15,424)
                                                                                  --------             --------
Cash flows from financing activities:
        Proceeds from employee stock purchase plan and
                 the exercise of stock options                                       3,377                2,420
        Payments of principal under notes payable                                     (464)                (431)
        Principal payments under capital lease obligations                            (257)                (466)
        Purchases of treasury stock                                                (17,545)                  --
                                                                                  --------             --------
                   Net cash provided by (used in) financing activities             (14,889)               1,523
                                                                                  --------             --------
Net increase in cash and cash equivalents                                            2,987                5,588
Effect of exchange rate change on cash and cash equivalents                            (21)                 (78)
Cash and cash equivalents at beginning of period                                    13,307                5,850
                                                                                  --------             --------
Cash and cash equivalents at end of period                                        $ 16,273             $ 11,360
                                                                                  ========             ========

Cash paid during the period for:
        Interest                                                                  $    745             $    807
        Income taxes                                                                11,132                9,805

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         MERCURY COMPUTER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (TABLES IN THOUSANDS EXCEPT, PER SHARE DATA)

A.  BASIS OF PRESENTATION

These consolidated financial statements are unaudited and should be read in conjunction with the Company's financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the consolidated financial position, results of operations and cash flows of Mercury Computer Systems, Inc. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

B.  INVENTORY

                             March 31,               June 30,
                               2002                    2001
                             ---------              ---------
Raw materials                $   8,094              $   6,109
Work in process                  3,824                  4,301
Finished goods                   3,107                  2,430
                             ---------              ---------

     Total                   $  15,025              $  12,840
                             =========              =========

C.       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                  Three Months Ended                    Nine Months Ended
                                                                       March 31,                            March 31,
                                                              --------------------------            --------------------------
                                                                2002              2001               2002               2001
                                                              -------            -------            -------            -------
Net income                                                    $ 2,650            $ 7,941            $10,437            $21,958
                                                              =======            =======            =======            =======
Shares used in computation:
Weighted average common shares outstanding used
      in computation of basic net income per share             21,804             21,648             21,884             21,515
Dilutive effect of stock options                                1,120              1,638              1,308              1,501
                                                              -------            -------            -------            -------
Shares used in computation of diluted net
      income per share                                         22,924             23,286             23,192             23,016
                                                              =======            =======            =======            =======
Basic net income per share                                    $  0.12            $  0.37            $  0.48            $  1.02
                                                              =======            =======            =======            =======
Diluted net income per share                                  $  0.12            $  0.34            $  0.45            $  0.95
                                                              =======            =======            =======            =======

Options to purchase 839,592 and 216,717 shares of common stock outstanding during the three months ended March 31, 2002 and 2001, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market prices of the common stock during the period. Options to purchase 467,669 and 209,023 shares of common stock outstanding during the nine months ended March 31, 2002 and 2001, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market prices of the common stock during the period.

D.       NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS 142 are required to be adopted for fiscal years beginning after December 15, 2001; however, the Company has, as permitted, adopted SFAS 142 early, as of July 1, 2001. The adoption of SFAS 142 had no impact on the Company's financial position or results of operations since the Company did not have any goodwill or other intangible assets from business combinations as of that date.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material impact on the Company's financial position or results of operations.

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect SFAS 144 to have a material impact on the Company's financial position or results of operations.

E.       COMPREHENSIVE INCOME

Mercury's total comprehensive income was as follows:

                                                                 Three Months Ended                   Nine Months Ended
                                                                       March 31,                           March 31,
                                                             ---------------------------           ---------------------------
                                                               2002               2001               2002               2001
                                                             --------           --------           --------           --------
Net income                                                   $  2,650           $  7,941           $ 10,437           $ 21,958

Other comprehensive income, net of tax:
     Foreign currency translation adjustments                     (24)               (51)                --               (175)
     Change in unrealized gain (loss) on marketable
          securities                                             (286)               215               (199)               418
                                                             --------           --------           --------           --------

     Other comprehensive income (loss)                           (310)               164               (199)               243
                                                             --------           --------           --------           --------

Total comprehensive income                                   $  2,340           $  8,105           $ 10,238           $ 22,201
                                                             ========           ========           ========           ========

F.       OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and assessing performance. The Company has six principal operating segments: North American Defense, International Defense, Medical Imaging, Commercial Businesses, Wireless Communications, and Research and Development. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments:
North American Defense segment, Medical Imaging segment, Commercial segment, Other Defense and Commercial segment, and Research and Development segment. The Other Defense and Commercial segment is comprised of International Defense, Wireless Communications, and Other Commercial businesses unrelated to the defense or medical businesses. These operating segments are not separately reported, as they do not meet any of SFAS 131's quantitative thresholds.

The accounting policies of the reportable business segments are the same as those described in "Note B: Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The following table provides reportable operating segment information for the three-month and nine-month periods ended March 31, 2002 and 2001:

                                        North                                  Other
                                       American     Medical                 Defense and   Research and
                                       Defense      Imaging    Commercial    Commercial    Development
                                       Segment      Segment      Segment      Segment       Segment      Corporate    Consolidated
                                       --------     --------     --------     --------      --------      --------      --------
THREE MONTHS ENDED MARCH 31, 2002:
Sales to unaffiliated customers        $ 13,751     $ 14,274     $  2,771     $  4,068            --            --      $ 34,864
Income (loss) before taxes (1)            6,796        7,094          819          (75)       (7,251)       (4,012)        3,371
Depreciation/amort. expense                  74           28           11           48           525           760         1,446

THREE MONTHS ENDED MARCH 31, 2001:
Sales to unaffiliated customers        $ 29,067     $ 10,266     $  4,640     $  2,980            --            --      $ 46,953
Income (loss) before taxes (1)           20,412        2,863        2,227          668        (8,046)       (6,446)       11,678
Depreciation/amort. expense                 198           19            4           33           440           817         1,511

NINE MONTHS ENDED MARCH 31, 2002:
Sales to unaffiliated customers        $ 53,331     $ 34,812     $  7,731     $ 11,286            --            --      $107,160
Income (loss) before taxes (1)           32,605       16,009        1,996       (1,257)      (20,721)      (14,136)       14,496
Depreciation/amort. expense                 224           87           32          170         1,517         2,721         4,751

NINE MONTHS ENDED MARCH 31, 2001:
Sales to unaffiliated customers        $ 81,072     $ 29,583     $ 12,636     $  8,456            --            --      $131,747
Income (loss) before taxes (1)           55,053        9,121        6,587        2,002       (22,744)      (17,728)       32,291
Depreciation/amort. expense                 581           40            8          175         1,253         2,430         4,487

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

G.       EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provided broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. During the three-month periods ended March 31, 2002 and 2001, the Company recognized $0 and $1.4 million, respectively, in losses related to the operations of AgileVision. During the nine-month periods ended March 31, 2002 and 2001, the Company recognized $1.8 million and $3.1 million, respectively, in losses related to the operations of AgileVision.

Summarized Income Statements for AgileVision during the periods ended March 31, 2002 and 2001 are as follows:

                                        Three Months Ended              Nine Months Ended
                                              March 31,                      March 31,
                                        2002            2001           2002            2001
                                       -------        -------         -------         -------
Expenses                               $    --        $ 1,356         $ 2,448         $ 3,067
                                       -------        -------         -------         -------

Loss from continuing operations             --         (1,356)         (2,448)         (3,067)
                                       -------        -------         -------         -------

Net loss                               $    --        $(1,356)        $(2,448)        $(3,067)
                                       =======        =======         =======         =======

H.       GAINS ON SALE OF DIVISION AND JOINT VENTURE

On January 18, 2000, the Company completed the sale of its shared storage division ("SSBU") to IBM. Payments were structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.6 million, including principal and interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company recorded a $1.6 million gain during each of the three months ended March 31, 2002 and 2001, respectively and recorded a $4.8 million gain during each of the nine months ended March 31, 2002 and 2001, respectively. The last payment by IBM is scheduled for the third quarter of fiscal 2003 in the amount $2.6 million which consists of the regular $1.6 million quarterly payment plus $1.0 million held in escrow. Future payments by IBM will be similarly recorded as collected.

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Incorporated. The Company received no proceeds and recorded a $78,000 gain related to the sale of the joint venture interest during the three-month period ended March 31, 2002.

I.        COMMITMENTS AND CONTINGENCIES

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, and other financial consideration. The Company has objected to the claims and is aggressively defending the matter. Binding arbitration has commenced, but no ruling has been issued. The position of the Company's management after consultation with external counsel is that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on his claims, depending on the price of the Company's common stock, a judgement for a material amount could be awarded against the Company.

J.       STOCK REPURCHASE PROGRAM

In January 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors, and authorizes the Company to purchase up to $35.0 million in Company stock from time to time through September 4, 2002. During the three months ended March 31, 2002, the Company purchased 519,000 shares of common stock for $17.5 million. Accordingly, the Company has $17.5 million remaining in the stock repurchase program.

K.       SUBSEQUENT EVENT

On April 1, 2002, the Company completed its acquisition of Myriad Logic, Inc ("Myriad"). Myriad is a leading developer of I/O technology based in Silver Springs, Maryland. The acquisition of Myriad expands Mercury's capability to provide more of a total system solution and provide more system integration services. The total purchase price of $7.9 million consisted of $7.5 million in cash payments plus $0.4 million of transaction costs directly related to the acquisition.

The preliminary allocation of the purchase price is summarized as follows:

   Accounts receivable                                        $      1,270,000
   Inventory                                                           806,000
   Other assets                                                        285,000
   Completed technology                                              3,200,000
   Licensing agreement                                                 200,000
   Goodwill                                                          4,561,000
   Current liabilities                                             (1,164,000)
   Deferred tax liabilities                                        (1,258,000)
                                                              ----------------

     Total                                                    $      7,900,000
                                                              ================

The purchase price allocation is preliminary pending the finalization of the valuation of acquired intangible assets and the review of the opening balance sheet. The amortization period for the acquired intangible assets subject to amortization, which include the completed technology and the licensing agreement, is four years. The goodwill associated with the acquisition is not deductible for tax purposes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has identified the policies discussed below as critical to understanding its business and its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such polices affect its reported and expected financial results.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, bad debts, income taxes, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. For products with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance. The Company accrues for anticipated warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed. For long-term contracts to design, develop, manufacture or modify complex equipment, revenue is recognized using the percentage of completion accounting method based on contract costs incurred to date compared with total estimated contract costs. Revisions in contract cost estimates have the effect of adjusting earnings applicable to performance in prior periods in the current period. Anticipated losses, if any, are recognized in the period in which determined.

The Company assesses collectibility of trade receivables based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. The Company performs on-going credit evaluations of its customer's financial condition but generally does not require collateral from its customers. If the Company determines that collectibility of the sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon receipt of payment from the customer.

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, the Company uses consistent methodologies to evaluate all inventory for net realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory, in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

The Company and certain officers of the Company have been named as defendants in a litigation matter. The Company's assumption and estimate with regard to this litigation matter is that a loss is not probable and no loss accrual has been recorded. If a different assumption was made or if the plaintiff were to prevail on his claims, the litigation could have a material effect on the Company's financial position and results of operations.

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues decreased 26% from $47.0 million during the three months ended March 31, 2001 to $34.9 million during the three months ended March 31, 2002. Revenue decreased 19% from $131.7 million during the nine months ended March 31, 2001 to $107.2 million during the nine months ended March 31, 2002.

Defense electronics revenues decreased 44% from $31.4 million or 67% of total revenues during the three months ended March 31, 2001 to $17.6 million or 51% of total revenues during the three months ended March 31, 2002. Defense electronics revenues decreased 28% from $88.8 million or 67% of total revenues during the nine months ended March 31, 2001 to $64.1 million or 60% of total revenues during the nine months ended March 31, 2002. The decrease in revenues for both periods was due primarily to delays in the US Defense Department programs resulting from re-planning processes and shifting of priorities to the operational necessities of the war on terrorism.

Medical imaging revenues increased 39% from $10.3 million or 22% of total revenues during the three months ended March 31, 2001 to $14.3 million or 41% of total revenues during the three months ended March 31, 2002. Medical imaging revenues increased 18% from $29.6 million or 22% or total revenues for the nine months ended March 31, 2001 to $34.8 million or 32% of total revenues for the nine months ended March 31, 2002. The increase in medical imaging revenues for both periods is primarily due to strong performance in all modalities, including magnetic resonance imaging ("MRI") and digital x-ray systems. Medical imaging revenues during the fourth quarter of fiscal 2002 and the next fiscal year are anticipated to be lower than third quarter and estimated fiscal year 2002 revenues due to lower anticipated sales of computed tomography ("CT") systems.

Other commercial revenues decreased 44% from $5.3 million or 11% of total revenues during the three months ended March 31, 2001 to $2.9 million or 8% of total revenues during the three months ended March 31, 2002. Other commercial revenues decreased 38% from $13.3 million or 10% of total revenues in the nine months ended March 31, 2001 to $8.3 million or 8% of total revenues for the nine months ended March 31, 2002. The decrease in other commercial revenues was due primarily to the continued economic downturn in the semiconductor manufacturing sector, and continued weakened demand in the digital broadcast market

COST OF REVENUES

Cost of revenues decreased 12% from $15.3 million during the three months ended March 31,2001 to $13.4 million during the three months ended March 31, 2002. As a percent of total revenues, cost of revenues increased from 33% during the three months ended March 31, 2001 to 39% for the three months ended March 31, 2002. For the nine months ended March 31, 2002, cost of revenues decreased by 13% from $42.6 million during the nine months ended March 31, 2001 to $36.9 million during the nine months ended March 31, 2002. As a percent of total revenues, cost of revenues increased from 32% during the nine months ended March 31, 2001 to 35% during the nine months ended March 31, 2002. The increase in cost of revenues as a percentage of total revenues in both periods was primarily due to a shift in product mix from the higher margin defense business to the relatively lower margin commercial and medical businesses. To a lesser extent, inventory write-downs in both periods contributed to the decrease in gross margin as a percent of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses decreased 8% from $12.6 million during the three months ended March 31, 2001 to $11.7 million during the three months ended March 31, 2002. Selling, general and administrative expenses decreased 4% from $37.5 million during the nine months ended March 31, 2001 to $36.0 million during the nine months ended March 31, 2002. The decrease for both periods was primarily due to the reduction of expenses associated with the implementation of a new financial, manufacturing, and administrative computer system that was installed at the end of the first fiscal quarter of fiscal 2002. Additionally, commissions associated with lower sales volume contributed to the decreased expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 9% from $8.0 million during the three months ended March 31, 2001 to $8.8 million during the three months ended March 31, 2002. Research and development expenses increased by 10% from $22.7 million during the nine months ended March 31, 2001 to $25.1 million during the nine months ended March 31, 2002. The increase in research and development expenses for both periods was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's products and the introduction of new products in response to demand for next generation products.

GAIN ON SALES OF DIVISION AND JOINT VENTURE

On January 18, 2000, the Company completed the sale of its shared storage division ("SSBU") to IBM. Payments were structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.6 million, including principal and interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company recorded a $1.6 million gain during each of the three months ended March 31, 2002 and 2001, respectively and recorded a $4.8 million gain during each of the nine months ended March 31, 2002 and 2001, respectively. The last payment by IBM is scheduled for the third quarter of fiscal 2003 in the amount $2.6 million which consists of the regular $1.6 million quarterly payment plus $1.0 million held in escrow. Future payments by IBM will be similarly recorded as collected.

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Incorporated. The Company received no proceeds and recorded a $78,000 gain related to the sale of the joint venture during the three-month period ended March 31, 2002.

EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provided broadcasters and cable providers equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. During the three-month periods ended March 31, 2002 and 2001, the Company recognized $0 and $1.4 million, respectively, in losses related to the operations of AgileVision. During the nine-month periods ended March 31, 2002 and 2001, the Company recognized $1.8 million and $3.1 million, respectively, in losses related to the operations of AgileVision.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $0.7 million during the three months ended March 31, 2002 reflecting a 21% tax rate as compared to a $3.7 million tax provision during the three months ended March 31, 2001, reflecting a 32% tax rate. The Company recorded a tax provision of $4.1 million during the nine months ended March 31, 2002 reflecting a 28% tax rate as compared to a $10.3 million tax provision during the nine months ended March 31, 2001, reflecting a 32% tax rate. The decrease in the tax rate in the quarter ended March 31, 2002 was due to the re-estimation of the Company's annual rate and an adjustment during the fiscal third quarter to reduce the annual rate from 30% to 28%. The reduction in the annual rate from 32% to 28% is the result of lower forecasted taxable income compared to the prior fiscal year while amounts for certain tax credits are expected to remain constant or increase in absolute dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash and marketable investments of approximately $96.2 million. During the nine months ended March 31, 2002, the Company generated approximately $15.9 million in cash from operations compared to $19.5 million generated during the nine months ended March 31, 2001. This positive operating cash flow for the nine months ended March 31, 2002 was primarily the result of net income and a significant reduction in the trade receivable balance, offset partially by prepayments of federal income tax. Days sales outstanding was 52 days at March 31, 2002 and 59 days at March 31, 2001.

During the nine months ended March 31, 2002, the Company's investing activities provided cash of $2.0 million. During the period, the Company received $4.8 million from proceeds received on the sale of the SSBU division and $2.1 million in the sale of marketable securities (net of purchases). These cash inflows were partially offset by $3.9 million for the purchase of computers, furniture and equipment and $1.0 million investment in a joint venture. During the nine months ended March 31, 2001, the Company's investing activities used cash of $15.4 million. During the period, investing activities consisted of $14.1 million for the purchase of marketable securities (net of sales), $5.1 million for the purchase of computers, furniture and equipment and $1.0 million investment in a joint venture. These cash outflows were partially offset by the receipt of $4.8 million from proceeds received on the sale of the SSBU division.

On April 1, 2002, the Company completed its acquisition of Myriad Logic, Inc ("Myriad"). Myriad is a leading developer of I/O and network interface technology. The purchase price of $7.9 million and consisted of $7.5 million in cash payments plus $0.4 million of transaction costs directly related to the acquisition.

During the nine months ended March 31, 2002, the Company's financing activities used approximately $14.9 million. These financing activities consisted of $17.5 million for the re-purchase of treasury stock and $0.7 million in payments under capital lease and debt obligations. These outflows were partially offset by proceeds received from the exercise of stock options and the employee stock purchase plan. During the nine months ended March 31, 2001, the Company's financing activities provided approximately $1.5 million. These financing activities consisted primarily of inflows from the exercise of stock options and proceeds received from the employee stock purchase plan, offset by outflows from payments under capital lease and debt obligations.

In January 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors, and authorizes the Company to purchase up to $35.0 million in Company stock. During the three months ended March 31, 2002, the Company purchased 519,000 shares of Company stock for $17.5 million. Accordingly, the Company has $17.5 million remaining in the stock repurchase program.

The terms of the Company's mortgage note agreements contain certain covenants, which, among other provisions, require the Company to maintain a minimum net worth. The Company was in compliance with all covenants of the note agreements as of March 31, 2002.

The following is a schedule of the Company's contractual obligations outstanding at March 31, 2002:

                                     Less Than
(in millions)             Total         1 Year      1-3 Years      4-5 Years    After 5 Years
---------------------------------------------------------------------------------------------
Debt                    $13,141        $   621        $ 1,463        $ 1,691          $ 9,366
Capital Leases              142            139              3             --               --
Operating Leases            961            310            405            246               --
                        ---------------------------------------------------------------------
Total                   $14,244        $ 1,070        $ 1,871        $ 1,937          $ 9,366
                        =====================================================================

Management believes that the Company's available cash, plus cash generated from operations, will be sufficient to provide for the Company's working capital requirements, the stock purchase program, and capital expenditure requirements for the foreseeable future. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


Interest Rate Risk Management

There were no material changes in the Company's exposure to market risk from June 30, 2001.


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, and other financial consideration. The Company has objected to the claims and is aggressively defending the matter. Binding arbitration has commenced, but no ruling has been issued. The position of the Company's management after consultation with external counsel is that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on his claims, depending on the price of the Company's common stock, a judgement for a material amount could be awarded against the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

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



                                  MERCURY COMPUTER SYSTEMS, INC.

Date: May 15, 2002                By: /s/   John F. Alexander II
                                       -----------------------------------------
                                  John F. Alexander II
                                  Senior Vice President, Chief Financial Officer
                                        and Treasurer
                                  (Principal Financial and Accounting Officer)