Form 10-K
period 2002-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2002-09-27
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

                                 (978) 256-1300
               (Registrant's telephone number including area code)


             SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
                                      None

             SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
                     Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of August 30, 2002: $487,854,273.

Shares of Common Stock outstanding as of August 30, 2002: 21,133,227 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its special meeting in lieu of the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                           Exhibits Index on Page 49

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Mercury Computer Systems, Inc. (the "Company" or "Mercury") designs, manufactures and markets high-performance, real-time digital signal and image processing computer systems. These multicomputer systems are heterogeneous, meaning they can be comprised of multiple types of microprocessors, and scalable from a few to hundreds of microprocessors within a single system. Mercury's system architecture is primarily designed for digital signal processing ("DSP") and image processing applications, which are typically computation-intensive and require input/output ("I/O") capacity and interprocessor communication bandwidth not available on a general-purpose Personal Computer ("PC") or workstation.

    Mercury's primary markets are defense electronics, medical imaging and OEM solutions, the latter of which is comprised mainly of the semiconductor imaging equipment market and the high-end airport baggage scanning market. Each of these markets has applications with computing needs that benefit from the unique system architecture developed by the Company. Mercury's computer systems are generally used to transform the tremendous, unrelenting stream of real-world, sensor-generated data produced in these applications into usable information in real time. Product application examples include a radar system to enable a military commander to "see" the battle space through natural barriers such as clouds, darkness, water or foliage, so that the position and strength of the enemy can be determined; a magnetic resonance imaging ("MRI") machine in a hospital to enable a physician to "see" within the body instead of performing invasive surgery; or a semiconductor wafer inspection system to enable the machine to detect a minute defect in a wafer's surface, increasing the yield of the production line.

    During the past several years, the majority of the Company's revenues have been generated from sales of its products to the defense electronics market. The products are embedded in intelligence, surveillance and reconnaissance gathering systems for radar, sonar and signals intelligence ("SIGINT") applications. The Company's activities in this area have focused on selling its products into the proof of concept, development and deployment phases of these advanced military applications. The Company has established relationships with many of the major prime contractors in the worldwide defense industry, including Lockheed Martin Corporation, Raytheon Company, Northrop Grumman Corporation, L3 Communications, Boeing Company, Alenia Marconi Systems, Ericsson Microwave Systems AB, Mitsubishi Electronics, BAE Systems and NEC. In addition, the Company sells its systems directly to leading organizations in the advanced technology research and development community including MIT Lincoln Laboratory.

    Medical imaging is another primary market currently served by the Company. Mercury's computer systems are embedded in MRI, computed tomography ("CT"), positron emission tomography ("PET"), and digital x-ray machines. Mercury has supplied computer systems for use in several of GE Medical Systems' imaging systems since 1987 and has established relationships with Siemens Medical Systems, Inc. and Philips Medical Systems Nederland BV.

    Mercury's systems are currently embedded within semiconductor photomask generation systems manufactured by Micronic Laser Systems AB of Sweden. In addition, Mercury has secured multiple design wins in next-generation semiconductor imaging applications including wafer inspection and reticle inspection systems. The Company is also currently designed into the high-end airport baggage scanning system, the CTX 9000 Dsi, (TM) from InVision Technologies.

    Over the last two years, the Company has invested in both product and market development in an attempt to penetrate the wireless communications infrastructure market. Initially targeting the next-generation, or "3G," wireless base station market, the Company has expanded its focus to adjacent applications within the telecommunications infrastructure market and into highly related applications within the defense market for applications within Signals Intelligence ("SIGINT"), Communications Intelligence ("COMINT") and Software Defined Radio ("SDR").

    Due to the nature of the applications in which many of Mercury's computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. The Company employs the RACEway Interconnect, an industry standard system area network developed by Mercury, which allows for high interprocessor communication, data processing bandwidth and I/O capacity. The Company uses its proprietary Application-Specific Integrated Circuits ("ASICs") to integrate microprocessors, memory and related components into the RACEway Interconnect fabric to provide optimum system performance. The Company uses multiple industry standard processors, such as Motorola's PowerPC(R) microprocessor, in the same system. The Company believes that the RACEway Interconnect and its proprietary ASICs, working together with a group of mixed microprocessors in the same system, allow for the most efficient use of space and power with an optimal price/performance ratio.

INDUSTRY BACKGROUND

    Defense Electronics

    Digital signal and image processing computer systems are embedded into air, sea and land-based platforms for processing radar, sonar and SIGINT data. The Company believes that an important factor underlying the development of the defense electronic market is a continuing desire by military commanders for increased real-time battle space information, which can be obtained through radar, sonar, SIGINT and image intelligence systems. Military commanders also need more powerful computers with similar attributes in order to conduct dynamic battle simulations and mission planning tasks utilizing today's complex weapons systems.

    Another important trend in the defense electronics marketplace is the move toward the use of systems which incorporate selected commercial off-the-shelf ("COTS") hardware and software components to save money and development time. The U.S. Department of Defense ("DoD") leaders and federal regulations have mandated widespread use of COTS components in defense electronics applications. All of Mercury's computer systems are eligible for use in defense electronics applications as COTS components.

    Medical Imaging

    The principal modalities of medical imaging systems include MRI, CT, digital x-ray, PET, single photon emission computed tomography ("SPECT") and ultrasound devices. The Company believes demand for medical imaging equipment will increase modestly over the next few years, fueled by the introduction of next-generation devices, together with the anticipated future development by the major medical imaging manufacturers of new international markets for their imaging equipment. The Company believes medical imaging equipment manufacturers will continue to replace in-house designed digital signal and image processing systems with commercially available systems designed by the Company and others.

    Demand in the medical imaging market is driven in part by the need to provide physicians with rapid, sharp and clear images of a patient's body suspected to be diseased or injured. These images provide a significant diagnostic tool for the physician, who can more readily understand the patient's malady and prescribe appropriate corrective action. In order to provide such images, medical imaging machines must be capable of processing a continuous stream of data on a real-time basis. A parallel concern in the health care industry is the need to reduce costs. Hospitals, in particular, continue to be under significant pressure to contain costs and, at the same time, maintain quality of care. Such pressures are forcing hospitals to be as technologically efficient as possible. Toward this end, hospitals seek to reduce the time patients must spend in medical imaging machines, increasing the number of patients who can be diagnosed with this expensive equipment during a given period of time. One way to reduce patient time in medical imaging machines and improve image quality is to utilize more powerful signal processing computers, such as those supplied by Mercury.

    OEM Solutions

    The principal applications within the OEM solutions area are in the semiconductor imaging equipment market, including photomask generation, reticle inspection and wafer inspection systems, as well as in the high end airport baggage scanning market. The requirements of the semiconductor equipment market can best be looked at from the perspective of the demands of customers for imaging equipment. Semiconductor manufacturers are under constant pressure to produce chips that are faster and smaller. This demand drives the need for new semiconductor imaging equipment that can create chips with reduced line widths and that can perform critical inspections at each development step to provide the yield necessary to meet financial objectives. As line widths shrink, previous imaging techniques become obsolete and new technology and techniques are required. This places constant demands on the imaging system OEMs to increase system performance. The new geometries and the industry drive for greater sensitivity is causing an increase in the amount of data systems must process. This is the result of pixel sizes getting smaller (image sizes are getting bigger) and algorithms getting more complex to compensate for the artifacts caused by dealing with smaller features.

    Increasing competition among semiconductor imaging OEMs is driving an increased focus on time-to-market of higher performance and new processing algorithms. To meet time-to-market demands and have the ability to deploy more complex algorithms efficiently, the industry is moving away from traditional hard-coded solutions and adopting off-the-shelf programmable solutions.

    Checked baggage screening at airports has been mandated by the U.S. Congress, and since the tragedy of 9/11/01, has been a concern in airports around the world. As a result of the need to improve efficiency of scanning to avoid passenger delays, and reduce the number of false-positives and missed contraband items, algorithms are likely to continue to be improved. The demand for higher-performance scanning systems that will be designed directly into the baggage-handling systems in major and regional airports could be expected to increase as the necessary redesign and construction required is completed.

    Wireless Communications

    The telecommunications infrastructure market has many entry points for computer systems products. The Company has focused primarily on the 3G wireless base station market. The application requirements are similar to those in our traditional markets, demanding high-performance embedded computer systems and system design and algorithm expertise. Since the spectrum available for wireless communications is a finite resource, increasing demand resulting from more subscriptions to wireless operators will eventually require new technological approaches. However, the current downturn within the wireless industry has resulted in significant reductions in infrastructure investments. Therefore, while the Company continues to pursue business in the wireless base station market, it has begun to refocus some of its resources into adjacent telecommunications infrastructure application areas where investments continue to be made and there is a greater potential for revenue in the near-term. In addition, some resources from the wireless team are focusing on highly related applications within the defense market, including SIGINT, COMINT and SDR applications.

MARKETS AND CUSTOMERS

    Defense Electronics

    Mercury provides high-performance embedded computer systems as standard products to the defense electronics market by using commercial and selected rugged components and by working closely with defense contractors to complete a design that matches the specified requirements of military applications. The Company engages in frequent, detailed communication with the system end users, military executives, and program managers in government and defense contractors regarding the technical capabilities of Mercury's advanced signal processing computers and the successful incorporation of its computers in numerous military programs.

    Mercury employs industry application specialists to monitor the defense programs and emerging applications in each major branch of the United States armed services and in Europe and Japan to keep abreast of developments in their respective regions. This approach provides relevant information to Mercury regarding major military procurements worldwide. Mercury maintains sales and technical support groups to service defense industry participants in regional offices in the United States, and through Mercury's subsidiary offices or distributors in at least 11 other countries. At Mercury's headquarters in Chelmsford, Massachusetts, a group of systems engineers specializing in radar, sonar and surveillance applications provides support on an as-needed basis to the remote offices to assist in securing program wins in targeted military programs.

    During the past several years, the majority of the Company's revenues have been generated from sales of its products to the defense electronics market. The products are embedded in intelligence, surveillance and reconnaissance gathering systems, such as radar, sonar and SIGINT applications. The Company's activities in this area have focused on selling its products into the proof of concept, development and deployment phases of these advanced military applications. The Company has established relationships with many of the major prime contractors in the worldwide defense industry, including Lockheed Martin Corporation, Raytheon Company, Northrop Grumman Corporation, L3 Communications, Boeing, Alenia Marconi Systems, Ericsson Microwave Systems AB, Mitsubishi Electronics, BAE Systems and NEC. In addition, the Company sells its systems directly to leading organizations in the advanced technology research and development community including MIT Lincoln Laboratory.

    On April 1, 2002, the Company completed its acquisition of Myriad Logic, Inc. ("Myriad"). Myriad is a developer of I/O technology based in Silver Spring, Maryland. The acquisition of Myriad expands Mercury's capability to provide more of a total system solution and more system integration services. The total purchase price of $7.9 million consisted of $7.5 million in cash plus $0.4 million of transaction costs directly related to the acquisition.

    Medical Imaging

    Mercury strives to provide a superior combination of high performance and competitively priced embedded computer systems to the medical imaging market. The Company focuses on establishing strong relationships with its customers, the medical equipment manufacturers. By maintaining frequent, in-depth communications with its customers and working closely with their engineering groups, the Company is able to understand their needs and provide appropriate solutions. In addition, the Company intends to continue its efforts to install its computer systems in place of alternative designs created by the in-house design teams employed by the medical imaging equipment manufacturers and other competitors within the market.

    The Company has recently begun to experience erosion in revenues derived from sales of systems to its three CT OEM customers due to introductions by these customers of CT systems that do not contain Mercury products. At the time of the last design phase, each of these customers stipulated a choice of processor for their systems. The Company did not offer products based on the customers' processor choices, and based on its business analysis, decided against building custom systems. Therefore, these customers made alternative design choices, and in two of the cases, the customer chose to build the solution internally. The Company is preparing to compete for the next design cycle of CT systems.

    The Company currently is working closely with a major medical equipment company to design the next generation of its MRI product line, another medical equipment company on a next-generation PET system, and an OEM in the development of a new digital x-ray product line. The Company believes these developments will lead to faster time-to-market and competitive advantages for the medical equipment companies that use Mercury's systems in their imaging machines. Mercury's industrial-class hardware system provides the medical imaging industry with increased performance densities at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Integrating the high-bandwidth RACEway Interconnect architecture within the PCI environment results in highly scalable systems. This allows medical equipment suppliers to design systems that can satisfy a broad range of price/performance requirements and meet the needs of global markets, all with the same Mercury architecture.

    Mercury's medical OEM customers consist of the leading manufacturers of medical imaging equipment. They include GE Medical, headquartered in Wisconsin, GE Medical Systems Europe in France, Siemens Medical in Germany, and Philips Medical Systems in the Netherlands and Israel. These companies have adopted Mercury's PCI or VME computer systems as part of their developments in either MRI, PET, CT or digital x-ray systems and, in the case of some companies, multiple types of systems. The Company has supplied GE Medical with computer systems for use in three successive generations of its MRI machines from 1987 through the present, as well as for use in other GE Medical equipment, such as PET and digital x-ray.

    The Company believes the principal reason for its medical imaging design wins is its experienced team of systems and applications engineers who work closely with the medical equipment designers and with the Company's product development engineers. This joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the medical imaging system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of Mercury's products.

    OEM Solutions

    Within the broadly defined OEM solutions market, Mercury is currently working with multiple semiconductor imaging OEMs, having achieved design wins in each of the primary application areas of photomask generation, reticle inspection and wafer inspection. Mercury's current customers range from relatively new start-up companies to top-tier OEMs. The Company's business approach is to provide a compelling combination of high-performance and competitively priced embedded computer systems with application engineering expertise. The Company focuses on establishing strong relationships with its OEM customers by maintaining frequent, in-depth communications and working closely with their engineering groups. The Company intends to continue its efforts to earn new design wins for its computer systems in place of alternative designs employed by the semiconductor imaging equipment manufacturers and other competitors within the market.

    In addition, the Company has been supplying systems to InVision Technologies for use in their high-end airport checked-baggage system for a number of years. Mercury's systems are currently designed into their high-end CTX 9000 DSi(TM) system.

    The Company believes it is one of a very few suppliers of off-the-self embedded computers that has products capable of meeting the demanding processing and I/O bandwidth requirements of the OEM marketplace. Mercury's OEM business and support model fits well with the OEM's needs for faster time-to-market. The Company believes the principal reason for its semiconductor imaging design wins is Mercury's experienced team of systems and applications engineers who work closely with the OEMs and with the Company's product development engineers to ensure the optimum configuration for the customer. This joint design effort frequently precedes the first production orders by approximately one to three years. However, once selected, the production contracts are anticipated to continue for the life of the semiconductor imaging system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of Mercury products.

    Wireless Communications

    During the fourth quarter of fiscal 1999, the Company announced it would pursue wireless communications opportunities internally, offering its technology and expertise to manufacturers for incorporation within next generation base stations that require substantially more flexible and powerful signal processing capabilities. The Company does not expect that shipments of products incorporating wireless communications technology will commence before fiscal 2005.

    The Company remains optimistic on the long-term potential of this market because fundamentally, spectrum is a finite resource and ultimately new technology will be required to maximize the revenue-generating capacity of this valuable resource. The Company believes its unique products and competencies provide a compelling business case for embedding its technologies in future infrastructure designs. However, the downturn in the telecommunications industry has resulted in significant reductions in infrastructure investments. Therefore, while the Company's wireless team continues to pursue business within the commercial wireless base station market, the Company has begun to refocus some of its wireless communications resources into adjacent telecom application areas where investments continue to be made and there is a greater potential for revenue in the nearer-term. Also, within the defense communications area, there are significant opportunities in SIGINT and COMINT applications, and in software-defined radio ("SDR"), to leverage Mercury's investments in wireless product developments and the competencies within the wireless team. There is increased focus in these application areas since 9/11, and Mercury plans to capture a significant share of the opportunities anticipated over the coming years.

KEY TECHNOLOGY COMPETENCIES

    Many of Mercury's customers share a common requirement: the need to process high-volume, real-time digital data streams. The computer must have the ability to process incoming data as quickly as it is received, whether from an antenna in a defense application or from a medical scanner. Data rates can range from a few to several hundreds of megabytes per second (or several billion bits per second). The ability to process this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the computers built by Mercury.

    Mercury has developed a set of core technical strengths specifically targeted to, and defined by, the application areas of signal, image and digital media processing. These technical strengths are pivotal to Mercury's success in the real-time market segments of defense electronics, medical imaging, OEM solutions (including semiconductor imaging), and the developing markets within wireless communications and have resulted in the following developments and capabilities:

    Switch Fabric Interconnects. Mercury connects different microprocessor types (reduced instruction set computers ["RISC"], DSP and specialized computing devices) and I/O devices in a bus-less, high-bandwidth manner based on multi-stage switches in its system area network. Among the engineering developments which distinguish Mercury's systems are the RACEway Interconnect built using the multi-port RACEway crossbar chip, which supports high-bandwidth, point-to-point data transfers and fibre channel chassis-to-chassis extensions for RACEway in large system configurations.

    Heterogeneous Processor Integration. Mercury has developed several ASICs that integrate standard microprocessors and special-purpose mathematics and graphics processors into a single heterogenous environment. Mercury develops systems consisting of different microprocessor types with a single-system software model. Mercury's processor-independent software offers a consistent set of software tools and interfaces that can drive a heterogeneous mix of microprocessor types, such as Motorola's PowerPC processor and Analog Devices' SHARC DSP processor.

    Performance Density. The Company's thermal analysis expertise allows it to design products that optimize the dissipation of heat from the system to meet the environmental constraints imposed by many of its customers' applications. The Company's modular hardware and software building blocks allow it to design systems that best meet the application's specific data profiles. Altogether, these attributes combine to deliver the maximum performance in processing, reliability and bandwidth in the smallest possible space.

    Scalable Software. Mercury's software has been designed to scale to hundreds of processors used in real-time environments while maintaining a high-bandwidth capability. Regardless of the number of processors, the Company's software provides the same programming environment for a software developer working with Mercury's computer systems, allowing faster time-to-market and lower life-cycle maintenance costs for its customers.

    Optimized Algorithm Development. Mercury specializes in algorithm development for single- and multi-processor implementations. The Company believes that using the mathematical algorithms in Mercury's scientific algorithm library (SAL) significantly increases the performance of customers' applications, reduces development time and minimizes life-cycle support costs.

    Systems Engineering Expertise. Mercury has established a core competency in providing total system solutions to its customers. The Company has the knowledge and technical staff to act as an extension of the customer's engineering organization to develop solutions for some of the world's most demanding real-time, signal-processing applications. Mercury has partnered with its customers to understand and resolve the challenging problems encountered in applications as diverse as radar, sonar and SIGINT for the military and medical imaging for MRI, CT, PET and digital x-ray in the medical imaging market. The Company also provides an integration and development service to meet the demands of its customers with advanced applications that cannot be satisfied with standard products. This service combines the variety of standard products with custom hardware and software to meet the specific configuration demands of an application.

    Leverage and Creation of Standards. Mercury uses existing standards where applicable and has been successful in developing new standards. For example, Mercury adheres to VME and PCI standard bus interfaces and form factors. RACEway Interconnect system area network that Mercury developed was adopted as an ANSI/VITA standard in 1995, and since then has been adopted by numerous companies offering products and services for embedded real-time applications. Together with Motorola, Mercury created the RapidIO Interconnect as a next-generation, switch fabric standard. Now governed by the RapidIO Trade Association, the RapidIO standard is being widely adopted in embedded computer applications that extend beyond the Company's traditional markets. Participation in the RapidIO Trade Association currently includes the major microprocessor developers and the major telecom OEMs - some 90 companies in all.

PRODUCTS

HARDWARE PRODUCTS

    Mercury offers three classes of systems to meet the full range of requirements in signal and image processing applications.

    High-Performance Class. Mercury offers a family of high-performance systems for demanding defense electronics applications that are compute-intensive and require a high I/O capacity and interprocessor bandwidth. These applications include space time adaptive processing ("STAP"), ground-penetrating and foliage-penetrating radar ("GPEN") and synthetic aperture radar ("SAR"). These high-performance systems, known as MultiPort(TM) and PowerStream(TM), can scale to hundreds of processors and today include compute modules based on the PowerPC processors.

    VME Class. The VME bus has been the traditional standard for many embedded applications. Mercury's VME systems each support RACEway Interconnect. Systems contain modules based primarily on the PowerPC processors and can scale to several hundred processors. Mercury's VME-based systems and components are primarily used in the defense market where backward and forward compatibility is required for the long system life cycles of military equipment. This class of RACE(R) Series and RACE++(R) Series systems meets the computing speed, bandwidth and scalability requirements of many of today's medium-performance radar, sonar and SIGINT applications. Advanced and future radar systems are more likely to use the high performance class systems.

     Industrial Class. Based on the PCI bus standard and the CompactPCI ("cPCI") standard, these systems use the RACEway Interconnect to provide the extended bandwidth required for real-time applications. Currently, Mercury provides compute modules based on the PowerPC processors. The VantageRT(TM) PCI-based systems scale to 64 processors and are directed to the medical imaging and OEM solutions markets, which are moving from VME- to PCI- based designs. Mercury offers the motherboard ("MB") ImpactRT(TM) cPCI-based systems: the ImpactRT MB uses the same daughtercards as Mercury's VME-based products, both processor daughtercards and I/O daughtercards, scaling up to 12 microprocessors and offering high performance and flexibility. The ImpactRT S500 is a complete multiprocessor system that can operate as a single-board solution or scale up to a 24-processor configuration, delivering a level of performance that is unique in the 6U cPCI form factor.

SOFTWARE PRODUCTS

    Mercury has developed a comprehensive line of software products that enable accelerated development and running of digital signal and image processing applications on Mercury hardware. The MC/OS Multicomputing run-time environment is bundled with each system. The Company separately licenses software products, and licenses a development software package that includes a development version of the MC/OS operating environment, scientific algorithm libraries, debugging tools and compilers.

    Following are certain software products offered by the Company.

    MC/OS Multicomputing Environment. The MC/OS operating environment allows maximum use of the RACE heterogeneous multicomputer architecture in a single-system model, incorporating a consistent set of system and application programming interfaces and a common development environment. MC/OS is supported on the high performance, VME and industrial classes of Mercury hardware systems.


    Scientific Algorithm Library (SAL). SAL comprises more than 400 assembly language routines optimized for specific target processors including Motorola's PowerPC processor with AltiVec technology. These SAL routines include functions for vector processing, FFTs and data conversion.


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


    PixL(TM) Image Processing Algorithm Library (PixL). Image processing applications must frequently perform intensive integer-based mathematics as part of inner-loop processing. The PixL(TM) library addresses this need with high-performance integer routines, optimized for the AltiVec family of microprocessors. Applications coded with PixL library routines frequently operate from 8 to 16 times faster than traditional scalar operations.

    Parallel Acceleration System (PAS(TM)). PAS is a set of high-performance libraries that form a complete programming environment for developing parallel applications in a distributed memory multicomputer system. The libraries speed the development of advanced applications using many processors in parallel.


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


    TATL(TM) Trace Analysis Tool and Library. TATL is a system-level performance analyzer and debugger that provides insight into complex multiprocessor interactions in real-time systems. TATL works through the use of a low-overhead event logging library during runtime and a powerful visualization tool for off-line analysis of the dynamic communications, control and dependencies in the system. Because TATL is both powerful and easy to use, there is a very short "time to insight."


ENGINEERING, RESEARCH AND DEVELOPMENT

    The Company's engineering, research and development efforts are focused on developing new products as well as enhancing existing products. Mercury's research and development goal is to fully exploit and maintain its technological lead in the high-performance, real-time, signal processing industry.

    Mercury is involved with researchers from other companies and government organizations to contribute to the definition, standardization and implementation of a software framework for use inside programmable radios. Similar cooperative developments are underway to develop technology to optimize software code portability and reusability. This latter research is focused on developing generic software components that can be targeted to Mercury's products through the use of industry standard tools with Mercury-specific libraries. Some of these research areas benefit from cost sharing through Defense Advanced Research Projects Agency ("DARPA") grants in those areas where the DoD will obtain benefit from the development.

    As of June 30, 2002, the Company had 222 people primarily engaged in engineering, research and development, including hardware and software architects and design engineers. During fiscal years 2002, 2001 and 2000, the Company's total research and development costs were approximately $34.4 million, $30.5 million, and $28.9 million, respectively.

CUSTOMER SUPPORT AND INTEGRATION

    Mercury's Customer Services organization is engaged in a full range of support functions, including training, technical program management, integration and design services, custom software code application work, host porting services and traditional maintenance and support services. The Company has invested in the range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. Within the Customer Services organization, the Solution Alliance team has developed many custom interfaces, reviewed customers' designs, developed special hardware and software components and provided program management on behalf of defense, medical and OEM customers. The capabilities of this team enable the Company to respond to the demanding individuality of many programs and have resulted in Mercury being selected for both development, high-volume production and deployed programs.

MANUFACTURING AND TESTING

    The Company has received the International Standard Organization ("ISO") 9001 certification for quality. The Company's manufacturing operations consist primarily of materials planning and procurement, final assembly, burn-in, final system testing and quality control. The Company designs all of the hardware sub-assemblies for its products and uses the services of contract manufacturers in the U.S. to build these sub-assemblies and certain of its products to the Company's specifications. The Company uses automated testing equipment and burn-in procedures, as well as comprehensive inspection and testing by technicians, to assure the quality and reliability of its products.

    Although the Company generally uses standard parts and components for its products, certain components including custom designed ASICs, SRAM, and PowerPC processors are presently available only from a single source or from limited sources. The Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect the Company's revenues and financial results and could impact customer relations.

COMPETITION

    The markets for the Company's products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage of a prospective customer's product, where the customer evaluates alternative design approaches. The principal competition within the non-defense markets comes from internal development organizations, though from time to time the Company does compete with other commercial companies for the design win. A design win usually ensures, but does not always guarantee, that a customer will purchase the Company's product until the next-generation system is developed. The Company believes that its future ability to compete effectively will depend, in part, upon its ability to continue to improve product and process technologies, develop new technologies to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, to identify and adopt emerging industry standards and to adapt to customer needs.

    The principal bases for selection in sales of digital signal processing systems to the defense electronics industry are performance (measured primarily in terms of processing speed, I/O capacity and interprocessor bandwidth, processing density per cubic foot, power consumption and heat dissipation), systems engineering support, overall quality of products and associated services, use of industry standards, ease of use and price. Competitors in the defense electronics industry include a relatively small number of companies that design, manufacture and market embedded digital signal processing board-level products and in-house design teams employed by prime defense contractors. In-house design efforts historically have provided a significant amount of competition to the Company. However, competition from in-house design teams has diminished significantly in recent years due to the increasing use of COTS products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in-house developments will not re-emerge as a major competitive force in the future. Prime contractors are much larger than Mercury and have substantially more resources to invest in research and development. Increased use of in-house design teams by defense contractors in the future would have a material adverse effect on the Company's business, financial condition and results of operations. Within the defense electronics market, occasionally, the Company competes with workstation vendors, all of whom have substantially greater research and development resources, long-term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company.

    In the medical imaging industry, the principal basis for selection is performance (measured primarily in terms of processing speed, I/O capacity and interprocessor bandwidth and power consumption), price, systems engineering support, overall quality of products and associated services, use of industry standards and ease of use. Competitors in the medical imaging market include in-house design teams and a small number of companies that design, manufacture and market DSP board-level products, and workstation manufacturers. Workstations have become a competitive factor primarily in the market for low-end MRI and CT machines. There can be no assurance that workstation manufacturers and other low-end single-board computer, and merchant board computer companies will not attempt to penetrate the high-performance market for medical imaging machines. The evolution of microprocessor technology makes it possible to run the same algorithm on smaller configurations creating more alternatives for designing an embedded solution. Workstation manufacturers typically have greater resources than does Mercury and their entry into markets historically targeted by Mercury may have a material adverse effect on the Company's business, financial condition and results of operations.

    In other commercial and industrial markets, the primary basis for selection are performance (measured in terms of processing performance, I/O speed, and interprocessor communications bandwidth), price, systems engineering support, quality of products and service, and on-time delivery.

    Some of the Company's competitors have greater financial and other resources than the Company, and the Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. There can be no assurance that the Company will be able to compete successfully in the future with any of these sources of competition. In addition, there can be no assurance that competitive pressures will not result in price erosion, reduced margins, loss of market share or other factors that could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    The Company relies on a combination of patent, copyright, trademark and trade secret laws to establish and protect its rights in its products and proprietary technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to, and distribution of proprietary information. There can be no assurance that the Company's means of protecting its proprietary rights in the U.S. or abroad will be adequate. The laws of some foreign countries may not protect the Company's proprietary rights as fully or in the same manner as do the laws of the U.S. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy or reverse engineer aspects of the Company's products, develop similar technology independently or otherwise obtain and use information that the Company regards as proprietary. There can be no assurance that others will not develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. Although the Company is not aware that its products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from daily operations. In the event of any adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to use infringing or substituted technology. The failure to develop, or license on acceptable terms, a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company holds five United States patents covering aspects of the RACE architecture, and has several additional patents pending and applications submitted. The Company may file additional patent applications seeking protection for other proprietary aspects of its technology in the future. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

BACKLOG

    As of June 30, 2002, the Company had a backlog of orders aggregating approximately $60.9 million. The Company includes in its backlog customer orders for products and services for which it has accepted signed purchase orders with assigned delivery dates within 12 months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations or its ability to predict future revenues. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

EMPLOYEES

    At June 30, 2002, the Company employed a total of 593 persons, including 222 in research and development, 213 in sales, marketing and customer support, 70 in manufacturing and 88 in general and administration. Twenty-two of the Company's employees are located in Europe, seven are located in Japan, and the remainder are located in the U.S. None of the Company's employees are represented by a labor organization, and the Company believes that its relations with employees are good. Competition for qualified personnel in the engineering fields is intense and the Company is aware that much of its future success will depend on its continued ability to attract and retain qualified personnel. The Company seeks to attract new employees by offering competitive compensation packages, including salary, bonus, stock options and employee benefits. There can be no assurance, however, that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel for the development of its business.

RISK FACTORS

    Statements in this report, as well as in oral comments made by the Company, that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below.

    DEPENDENCE ON DEFENSE ELECTRONICS BUSINESS; UNCERTAINTY ASSOCIATED WITH GOVERNMENT CONTRACTS. Sales of the Company's computer systems to the defense electronics market accounted for approximately 65%, 67%, and 71% of the Company's revenues in fiscal 2002, 2001, and 2000, respectively. Reductions in government spending on programs that incorporate the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's government contracts and subcontracts are subject to special risks, such as: delays in funding; ability of the government agency to unilaterally terminate the prime contract; reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes; increased or unexpected costs under fixed price contracts; and other factors that are not under the control of the Company. In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to the Company. No assurance can be given that such increased bargaining power will not adversely affect the Company's business, financial condition or results of operations in the future.

    Changes in government administration, as well as changes in the geo-political environment such as the current "War on Terrorism," can have significant impact on defense spending priorities and the efficient handling of routine contractual matters. Such changes could have a negative impact on the Company's business, financial condition, or results of operations in the future.

    The Company's contracts with the U.S. and foreign governments and their prime and subcontractors are subject to termination either upon default by the Company or at the convenience of the government or customer. Termination for convenience provisions generally entitle the Company to recover costs incurred, settlement expenses and profit on work completed prior to termination. Because the Company contracts to supply goods and services to U.S. and foreign governments, it is also subject to other risks, including contract suspensions, protests by disappointed bidders of contract awards that can result in the reopening of the bidding process, changes in governmental policies or regulations or other political factors.

    DEPENDENCE ON KEY CUSTOMERS. The Company is dependent on a small number of customers for a large portion of its revenues. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company accounted for 16%, 12% and 12%, respectively, of the Company's revenues. In fiscal 2001, Lockheed Martin, Raytheon Company and GE Medical accounted for 18%, 14% and 13%, respectively, of the Company's revenues. In fiscal 2000, Raytheon Company, Lockheed Martin, Northrop Grumman Corporation and GE Medical accounted for 19%, 14%, 12% and 12%, respectively, of the Company's revenues. The Company's largest customer in the medical imaging market, GE Medical, accounted for 57%, 52%, and 59% of the Company's aggregate sales to the medical imaging market in fiscal 2002, 2001, and 2000, respectively. Customers in the defense electronics market generally purchase the Company's products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenues are largely dependent upon the ability of its customers to develop and sell products that incorporate the Company's products. No assurance can be given that the Company's customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

    DEPENDENCE ON MEDICAL IMAGING MARKET; POTENTIAL ADVERSE EFFECT OF HEALTH CARE REFORM. Sales of the Company's computer systems to the medical imaging market accounted for approximately 28%, 24% and 19% of the Company's revenues in fiscal 2002, 2001 and 2000, respectively. These customers are original equipment manufacturers ("OEMs") of medical imaging devices and, as a result, any change in the demand for such devices that renders any of the Company's products unnecessary or obsolete, or any change in the technology in such devices, could have a material adverse effect on the Company's business, financial condition and results of operations. Such OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the U.S. as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on such customers or end users. There can be no assurance that future health care or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the U.S. and abroad will not have a material adverse effect on the Company's business, financial condition or results of operations.

    COMPETITION. The markets for the Company's products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. See "Item 1. Business
- Competition." Due to the rapidly changing nature of technology, new competitors may emerge of which the Company has no current awareness. Such competitors could have a negative impact on the Company's ability to win future business opportunities. There can be no assurance that workstation manufacturers, other low-end single-board computer, and merchant board computer companies, or a new competitor will not attempt to penetrate the high-performance market for defense electronics systems. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within the Company's target markets. Their entry into markets historically targeted by Mercury may have a material adverse effect on the Company's business, financial condition and results of operations

    SLOWDOWN IN THE ECONOMY. The Company's business has been negatively impacted by the slowdown in the economies of the United States, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and semiconductor industry, which Mercury serves. While Mercury's business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all of the Company's business segments and is a contributor to the slower than normal customer orders. The Company cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when the Company's growth rate will return to historical numbers.

    RISK OF ENTRY INTO NEW MARKETS. The Company's expansion strategy includes developing new products and entering new markets. The Company's ability to compete in new markets will depend upon a number of factors including, without limitation, the Company's ability to create demand for its products in such markets, its ability to manage its growth effectively, the quality of its products, its ability to respond to changes in its customers' businesses by updating existing products and introducing, in a timely fashion, products which meet the needs of its customers and the ability of the Company to respond rapidly to technological change. The failure of the Company to do any of the foregoing could result in a material adverse effect on its business, financial condition and results of operations. In addition, the Company may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company.

    FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced fluctuations in its results of operations in large part due to the sale by the Company of its computer systems in relatively large dollar amounts to a relatively small number of customers. Operating results also have fluctuated due to competitive pricing programs and volume discounts, the loss of customers, market acceptance of the Company's products, product obsolescence and general economic conditions. In addition, the Company, from time to time, has entered into contracts to engineer a specific solution based on modifications to the Company's standard products (a "development contract"). The Company's gross margins from development contract revenues are typically lower than the Company's gross margins from standard product revenues. The Company intends to continue to enter into development contracts and anticipates that the gross margins associated with development contract revenues will continue to be lower than its gross margins from standard product sales. The Company expects research and development expenses to continue to increase as the Company continues to develop products to serve its markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost-effective basis is a critical factor in securing design wins for future generations of defense electronics and medical imaging systems. Significant research and development spending by the Company does not ensure its computer systems will be designed into a customer's system. Because future production orders are usually contingent upon securing a design win, the Company's operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

    The Company's quarterly results may be subject to fluctuations resulting from the foregoing factors as well as from a number of other factors, including the timing of significant orders, delays in completion of internal product development projects, delays in shipping the Company's computer systems and software programs, delays in acceptance testing by customers, a change in the mix of products sold to the defense electronics, medical imaging and other markets, production delays due to quality problems with outsourced components, shortages of components, the timing of product line transitions and declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology. Another factor contributing to fluctuations in quarterly results is the fixed nature of the Company's expenditures on personnel, facilities and marketing programs. The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenues. If actual quarterly revenues are below management's expectations, results of operations likely will be adversely affected. As a result of the foregoing factors, the Company's operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the price of the Company's Common Stock.

    DEPENDENCE ON SUPPLIERS. Several components used in the Company's products are currently obtained from sole-source suppliers. Mercury is dependent on key vendors like LSI Logic, Atmel and Toshiba for custom-designed ASICs, as well as Motorola for many of its PowerPC line of processors and IBM for a specific SRAM. Generally, suppliers may terminate their contract with the Company without cause upon 30-days notice and may cease offering products to the Company upon 180-days notice. If LSI Logic, Atmel, Toshiba, IBM or Motorola were to limit or reduce the sale of such components to the Company, or if these or other component suppliers to the Company, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, such events could have a material adverse effect on the Company's business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to the Company or its customers; thereby adversely affect the Company's business and customer relationships. The Company has no guaranteed supply arrangements with its suppliers and there can be no assurance that its suppliers will continue to meet the Company's requirements. If the Company's supply arrangements are interrupted, there can be no assurance that the Company would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect the Company's financial performance since the Company may not be able to adjust product pricing to reflect the increase in component costs. The Company could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON CONTRACT MANUFACTURERS. The Company relies on contract manufacturers to build hardware sub-assemblies for the Company's products in accordance with the Company's specifications. During the normal course of business, the Company may provide demand forecasts to our contract manufacturers up to five months prior to scheduled delivery of products to its customers. If the Company overestimates its requirements, the contract manufacturers may assess cancellation penalties or may result in excess inventory, which may negatively impact earnings. If the Company underestimates its requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of its products and result in delays in shipment to customers and revenue recognition. The Company may not be able to effectively manage the relationship with its contract manufacturers, and such contract manufacturers may not meet our future requirements for timely delivery. The Company's contract manufacturers also build products for other companies, and cannot assure the Company that they will always have sufficient quantities of inventory available to fill the Company's orders or that they will allocate their internal resources to fill these orders on a timely basis. The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins. In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While to date there has been no significant impact on the Company's contract manufacturers, future acquisitions could potentially have an adverse effect on its working relationship with its contract manufacturers.

    DEPENDENCE UPON KEY PERSONNEL AND SKILLED EMPLOYEES. The Company is largely dependent upon the skills and efforts of its senior management, particularly James R. Bertelli, its president and chief executive officer, as well as its managerial, sales and technical employees. None of the senior management or other key employees of the Company are subject to any employment contract or non-competition agreement. The Company maintains key-man life insurance on Mr. Bertelli and certain other senior managers. The loss of services of any of its executives or other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, technical development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards, technologies and client preferences. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees.

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company markets and sells its products in certain international markets, and the Company has established offices in the United Kingdom, Japan, the Netherlands and France. Foreign-based revenue is determined based on the country in which the legal subsidiary is domiciled, and represented less than 10% of the Company's total revenue for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable intellectual property laws, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of the Company's international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of the Company's revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international activities and, consequently, on the Company's business, financial condition or results of operations.

    ACQUISITIONS. Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value. The Company has considered and completed strategic acquisitions in the past, including the acquisition in 2002 of Myriad. In addition, in the future the Company may acquire or make investments in complementary companies, products or technologies. The Company may not be able to fully integrate Myriad or any acquired companies, products or technologies successfully. In connection with any acquisitions or investments it could: issue stock that would dilute the Company's existing shareholders' percentage ownership; incur debt and assume liabilities; obtain financing on unfavorable terms; incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs; incur large and immediate write-offs related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies' premises; and reduce the cash that would otherwise be available to fund the Company's operations or to use for other purposes. The Myriad acquisition and future potential acquisitions may pose additional risks to the Company's operations, including: problems and increased costs in connection with integration of the personnel, operations, technologies or products of the acquired companies; unanticipated costs; diversion of management's attention from its core business; adverse effects on business relationships with the Company's suppliers and customers and those of the acquired company; acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company; entering markets in which the Company has no, or limited, prior experience; and potential loss of key employees, particularly those of the acquired organization. Failure to successfully integrate any future acquisition may harm the Company's business.

    TECHNOLOGICAL CHANGES; RISK OF DESIGN-IN PROCESS. The Company's future success will depend in part on its ability to enhance its current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense electronics market, in particular, demands constant technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, the Company must be able to demonstrate its ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that the Company will be able to secure an adequate number of defense electronics design wins in the future, that the equipment in which the Company's products are intended to function eventually will be deployed in the field, or that the Company's products will be included in such equipment if it eventually is deployed.

    Customers in the medical imaging and OEM solutions markets, including the semiconductor imaging market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs' machines for a significant portion of the products' life cycle. There can be no assurance that the Company will be selected to participate in the future design of any medical or semiconductor imaging equipment, or that, if selected, the Company will generate any revenues for such design work. Failure to participate in future designs of medical or semiconductor imaging equipment could have a material adverse effect on the Company's business, financial condition and results of operations.

    The design-in process is typically lengthy and expensive, and there can be no assurance that the Company will be able to continue to meet the product specifications of its OEM customers in a timely and adequate manner. In addition, any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, could have a material adverse effect on the Company's business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop or introduce competitive new products on a timely basis, its future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

    LIMITED PROTECTION OF PROPRIETARY RIGHTS; POTENTIAL INFRINGEMENT OF THIRD-PARTY RIGHTS. There can be no assurance that the Company's means of protecting its proprietary rights in the U.S. or abroad will be adequate, or that others will not develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. In addition, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. See "Item 1. Business - Intellectual Property and Proprietary Rights."


    RESEARCH AND DEVELOPMENT. The Company's industry is characterized by the need for continued investment in research and development. If the Company failed to invest sufficiently in research and development, the Company's products could become less attractive to potential customers, and its business and financial condition could be materially adversely affected. As a result of the Company's need to maintain or increase its spending levels in this area and the difficulty in reducing costs associated with research and development, the Company's operating results could be materially harmed if its revenues fall below expectations. In addition, as a result of Mercury's commitment to invest in research and development, spending as a percent of revenues may fluctuate in the future.

    STOCK PRICE VOLATILITY. The Company's stock price, like that of other technology companies, has been extremely volatile. When the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of Mercury's stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. In addition, the lawsuit could divert the time and attention of our management. The stock market in general, and technology companies like Mercury in particular, may continue to experience volatility in their stock prices. Such volatility may or may not be related to the operating performance of the Company. The continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat can be expected to cause continued volatility in securities markets.

ITEM 2. PROPERTIES

    The Company's headquarters consist of two buildings approximating 187,000 square feet of space in Chelmsford, Massachusetts. The Company purchased these two buildings during fiscal 1999. In fiscal 2000, the Company purchased approximately 179,000 square feet of land adjacent to the two existing lots. The Company also maintains offices near Los Angeles and San Jose, California; Dallas, Texas; Chanhassen, Minnesota; Vienna, Virginia; and Silver Spring, Maryland. The Company has international offices in the United Kingdom, France, the Netherlands and Japan.

ITEM 3. LEGAL PROCEEDINGS

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, and other financial consideration. The Company has objected to the claims and is aggressively defending the matter. The testimony and final argument phases of binding arbitration have been completed and a final ruling is anticipated before calendar year-end 2002. The position of the Company's management, after consultation with external counsel, is that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on his claims, depending on the price of the Company's common stock, a judgment against the Company could be awarded for a material amount.

In addition, The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed and traded on the Nasdaq National Market under the symbol MRCY. The following table sets forth, for the periods indicated, the high and low sale prices per share for the Company's common stock during such periods. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission.

                                          High          Low
                                          ----          ---
2002       First quarter                 $56.11       $25.00
           Second quarter                 50.17        35.00
           Third quarter                  40.11        30.00
           Fourth quarter                 32.00        19.89

2001       First quarter                  31.81        19.81
           Second quarter                 50.00        26.13
           Third quarter                  54.13        34.94
           Fourth quarter                 54.56        30.25

As of August 30, 2002, the Company had approximately 12,000 shareholders including record and nominee holders.

The Company has never declared or paid cash dividends on shares of its Common Stock. The Company currently intends to retain any earnings for future growth. In addition, the Company has certain debt agreements that prohibit the payment of cash dividends to its stockholders. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table summarizes certain historical consolidated financial data, which should be read in conjunction with the Company's financial statements and related notes included elsewhere herein (in thousands except per share data):

YEAR ENDED JUNE 30,                  2002          2001          2000          1999          1998
                                     ----          ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues                           $150,115      $180,492      $140,944      $106,571      $ 85,544
 Income from operations              14,578        39,557        33,461        18,623        13,105
 Net income                          15,828        30,684        24,896        13,462         8,731
 Net income per share:
     Basic                         $   0.73      $   1.42      $   1.19      $   0.66      $   0.60
     Diluted                       $   0.69      $   1.33      $   1.10      $   0.62      $   0.47

JUNE 30,                             2002          2001          2000          1999          1998
                                     ----          ----          ----          ----          ----
BALANCE SHEET DATA:
Working capital                    $ 96,051      $101,391      $ 67,977      $ 42,312      $ 32,794
Total assets                        167,111       183,584       144,217        97,511        73,569
Long-term obligations                12,899        13,430        14,052           590            --
Total stockholders' equity         $135,725      $147,788      $108,360      $ 77,440      $ 61,040

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In this report, as well as oral statements made by the Company, phrases that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include certain factors identified in the following discussion as well as the risk factors appearing in Item 1 in this report on Form 10-K.

OVERVIEW

Mercury designs, manufactures and markets high-performance, real-time digital signal and image processing computer systems that transform sensor-generated data into information which can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several microprocessor types and to scale from a few to hundreds of microprocessors within a single system.

During the past several years, the majority of the Company's revenue has been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. The Company's activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical imaging is another primary market currently served by the Company. Mercury's computer systems are embedded in magnetic resonance imaging ("MRI"), computed tomography ("CT"), positron emission tomography ("PET"), and digital cardiology imaging machines. The remaining revenues are derived from computer systems used in such commercial OEM solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

Mercury uses a direct sales force to sell its computer systems to the defense electronics markets in the U.S., Japan, the United Kingdom and France. Defense electronics sales in other countries are achieved through distributors. The Company also uses a direct sales force to sell its computer systems to the U.S. and international medical imaging markets. The Company sells its products to OEMs, value-added resellers and end-users. Over the past three fiscal years, the Company has expanded its sales force to support growing revenues, made significant expenditures to recruit additional technical and professional staff, invested in information technology, and improved the Company's financial, administrative and management infrastructure.

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

Cost of revenues includes the cost of materials, component assembly, internal labor and related overhead. Cost of revenues also may include engineering and other technical labor and related overhead incurred in development and engineering consulting contracts and provisions for inventory and warranty.

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

Mercury has made significant investments in research and development in an effort to maintain its technology leadership in digital signal and image processing. Mercury invested $34.4 million, $30.5 million and $28.9 million in fiscal years 2002, 2001 and 2000, respectively, in development activities associated with the Company's key technology competencies as well as in activities that are targeted at developing new technologies and products. The Company expects research and development expenses to continue to increase as the Company continues to develop products to serve its markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost-effective basis is a critical factor in securing design wins for future generations of defense electronics, medical imaging systems, and other commercial applications. Significant research and development spending by the Company does not ensure that the Company's computer systems will be designed into a customer's system. Because future production orders are usually contingent upon securing a design win, the Company's operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

On April 1, 2002, the Company completed its acquisition of Myriad Logic, Inc. ("Myriad"). Myriad is a leading developer of I/O technology based in Silver Spring, Maryland. The acquisition of Myriad expands Mercury's capability to provide more of a total system solution and provide more system integration services. The total purchase price of $7.9 million consisted of $7.5 million in cash plus $0.4 million of transaction costs directly related to the acquisition. As a result of the acquisition, the Company recorded approximately $4.2 million of goodwill and $3.4 million of acquired intangible assets.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

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

The Company assesses collectibility of trade receivables based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. If the Company determines that collectibility of a particular sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon receipt of payment from the customer.

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, the Company uses consistent methodologies to evaluate inventories for net-realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

The Company assesses the impairment of acquired intangible assets, property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could indicate impairment include significant underperformance relative to prior operating results projections, significant changes in the manner of the Company's use of the asset or the strategy for the Company's overall business and significant negative industry or economic trends. When the Company determines that the carrying value of acquired intangible assets, property and equipment and goodwill may not be recoverable based upon the existence of one of more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. Realization of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income. The Company believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income, however, there can be no assurance that the Company will be able to meet its expectations of future income.

The Company and certain officers of the Company have been named as defendants in a former employee litigation matter. The Company's assumption and estimate with regard to this litigation matter is that a loss is not probable and no loss accrual has been recorded. If the plaintiff was to prevail on his claims and this assumption proves incorrect, the litigation could have a material effect on the Company's financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

YEAR ENDED JUNE 30,                           2002         2001         2000
                                             ------       ------       ------
Revenues                                      100.0%       100.0%       100.0%
Cost of revenues                               34.8         33.1         27.8
                                             ------       ------       ------
  Gross profit                                 65.2         66.9         72.2
Operating expenses:
  Selling, general and administrative          32.6         28.1         28.0
  Research and development                     22.9         16.9         20.5
                                             ------       ------       ------
          Total operating expenses             55.5         45.0         48.5
                                             ------       ------       ------
Income from operations                          9.7         21.9         23.7
Other income, net                               4.9          3.1          2.1
                                             ------       ------       ------
Income before income taxes                     14.6         25.0         25.8
Provision for income taxes                      4.1          8.0          8.1
                                             ------       ------       ------
Net income                                     10.5%        17.0%        17.7%
                                             ======       ======       ======

FISCAL 2002 VS. FISCAL 2001


REVENUES

Total revenues decreased 17% from $180.5 million during the year ended June 30, 2001 to $150.1 million during the year ended June 30, 2002. International revenues represented 9% of total revenues for the year ended June 30, 2002 compared with 7% of total revenue for the year ended June 30, 2001

Defense electronics revenues decreased 18% from $120.4 million or 67% of total revenues during the year ended June 30, 2001 to $98.2 million or 65% of total revenues during the year ended June 30, 2002. The decrease in revenues was due primarily to delays in the U.S. Defense Department programs resulting from re-planning processes and shifting of priorities to the operational necessities of the war on terrorism and airborne surveillance, partially offset by approximately $3 million in revenues from the acquisition of Myriad, which occurred in April 2002. The Company expects defense electronics revenues to increase in future periods as the result of the Myriad acquisition and an expected increase in U.S. Defense spending related to the Company's products.

Medical imaging revenues decreased by 5% from $43.5 million or 24% of total revenues during the year ended June 30, 2001 to $41.4 million or 28% of total revenues during the year ended June 30, 2002. Medical imaging revenues declined in the fourth quarter due primarily to lower sales of CT systems, resulting in a year-over-year decline in medical imaging revenues. The reduction in revenues derived from sales of systems to the Company's three CT OEM customers was due to introductions by these customers of CT systems that do not contain Mercury products and a reduction in average revenue per system in other modalities. As a result, medical imaging revenues are expected to decrease in fiscal 2003.

OEM solutions revenues decreased 37% from $16.6 million or 9% of total revenues during the year ended June 30, 2001 to $10.5 million or 7% of total revenues during the year ended June 30, 2002. The decrease in OEM solutions revenues was due primarily to the economic downturn in the semiconductor manufacturing sector. The Company expects OEM Solutions revenues to increase in future periods due to new semiconductor system design wins currently in development.


COST OF REVENUES

Cost of revenues decreased 13% from $59.8 million during the year ended June 30, 2001 to $52.2 million during the year ended June 30, 2002. The decrease in cost of revenues was primarily related to lower sales volumes in fiscal 2002. Cost of revenues as a percentage of total revenues increased from 33% during the year ended June 30, 2001 to 35% during the year ended June 30, 2002. The increase in costs as a percentage of total revenues was primarily due to an increase in outside manufacturing and component costs, a shift in product mix from higher margin defense products to lower margin medical and commercial products, and higher inventory provisions.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 3% from $50.6 million during the year ended June 30, 2001 to $48.9 million during the year ended June 30, 2002. Selling, general and administrative expenses as a percentage of total revenues were 28% and 33% for the years ended June 30, 2001 and 2002, respectively. The decrease in expenses year over year was primarily due to the reduction in expenses associated with the implementation of a new financial, manufacturing and administrative computer system, reduced commissions associated with lower sales volume, slightly offset by amortization of acquired intangible assets related to the acquisition of Myriad.


RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses increased 13% from $30.5 million during the year ended June 30, 2001 to $34.4 million during the year ended June 30, 2002. R&D expenses as a percentage of total revenues were 17% during the year ended June 30, 2001 and 23% during the year ended June 30, 2002. The increase in research and development expenses was primarily related to increased personnel and the addition of a new medical development program in fiscal 2002. The increase in R&D expenses as a percentage of revenue was primarily due to the lower sales volume and higher R&D expenditures in fiscal 2002 than in fiscal 2001.


INTEREST INCOME, NET

The Company earned $2.9 million in interest income, net, during the year ended June 30, 2001 and $2.8 million during the year ended June 30, 2002. This decrease is primarily due to lower average balances of invested cash as well as lower interest rates in fiscal 2002 than in fiscal 2001.


GAIN ON SALES OF DIVISION AND JOINT VENTURE

On January 18, 2000, the Company completed the sale of its shared storage business unit ("SSBU") to IBM. Payments were structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.6 million, including principal and interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including a patent and other intellectual property. The Company recorded a $6.4 million gain during each of the fiscal years ended June 30, 2002 and 2001 related to the receipt of such contingent payments. The last payment by IBM is scheduled for the third quarter of fiscal 2003 in the amount $2.6 million, which consists of the regular $1.6 million quarterly payment plus $1.0 million held in escrow. Future payments by IBM will be similarly recorded as gains when collected.

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company received no proceeds and recorded a $78,000 gain related to the sale of the joint venture in fiscal 2002.


EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provided broadcasters and cable providers with equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company recognized $3.3 million and $1.8 million of losses related to the operations of AgileVision during the years ended June 30, 2001 and 2002, respectively. On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation.


PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $14.4 million during the year ended June 30, 2001 and $6.2 million during the year ended June 30, 2002. The Company's effective tax rate was 32% during the year ended June 30, 2001 and 28% during the year ended June 30, 2002. The tax rates for both years ended June 30, 2002 and 2001 were lower than the federal statutory rate of 35% primarily due to the utilization of R&D credits and tax-exempt interest income, offset partially by state income tax. The reduction in the tax rate from 32% to 28% year over year was primarily the result of the Company earning less taxable income during the year ended June 30, 2002 as compared with the prior year, as the amounts of certain tax benefit items declined less significantly than did the amount of profit before taxes.

FISCAL 2001 VS. FISCAL 2000


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

Medical imaging revenues increased 61% from $27.1 million or 19% of total revenues during the year ended June 30, 2000 to $43.5 million or 24% of total revenues during the year ended June 30, 2001. The increase in medical imaging revenues reflects the increase in production volume of product for both MRI and CT imaging systems, along with the first production shipments of product for digital cardiology imaging systems.

OEM solution and other revenues increased 23% from $13.5 million or 10% of total revenues during the year ended June 30, 2000 to $16.6 million or 9% of total revenues during the year ended June 30, 2001. The increase in OEM solution and other revenues was due primarily to the expansion into existing markets, particularly semiconductor photomask generation, offset in part by the loss of the SSBU revenues.


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


RESEARCH AND DEVELOPMENT

R&D expenses increased 6% from $28.9 million during the year ended June 30, 2000 to $30.5 million during the year ended June 30, 2001. R&D expenses as a percentage of total revenues were 20% during the year ended June 30, 2000 and 17% during the year ended June 30, 2001. The increase in R&D expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company's core products and a significant investment in the R&D activities of the Wireless Communications Group.


INTEREST INCOME, NET

The Company earned $1.7 million in interest income, net, during the year ended June 30, 2000 and $2.9 million during the year ended June 30, 2001. This increase is primarily due to higher average cash balances offset in part by lower interest rates.


GAIN ON SALE OF DIVISION

On January 18, 2000, the Company completed the sale of SSBU to IBM. Payments were structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.6 million including principal and interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including the patent and other intellectual property. The Company recorded $6.4 million and $4.8 million of gains during the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2000, the $4.8 million gain consisted of $6.1 million of cash received (initial $4.5 million plus the first quarterly payment of $1.6 million) less legal and advisory costs of $581,000, compensation costs of $499,000, and net book value of equipment and inventories sold of $200,000.


EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television ("DTV"). AgileVision provides broadcasters and cable providers' equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company's investment in AgileVision during the year ended June 30, 2000 and 2001 amounted to $3.5 million and $3.4 million, respectively. The Company recognized $3.7 million and $3.3 million of losses on the equity-basis of accounting related to the operations of AgileVision during the years ended June 30, 2000 and 2001, respectively. On July 13, 2001, the Company's board of directors approved an additional investment of up to $1 million for the purpose of continuing to fund the AgileVision operations.


PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $11.4 million during the year ended June 30, 2000 and $14.4 million during the year ended June 30, 2001. The Company's effective tax rate was 31.5% during the year ended June 30, 2000 and 32.0% during the year ended June 30, 2001. The tax rates for both years ended June 30, 2000 and 2001 were lower than the federal statutory rate of 35% primarily due to the utilization of R&D credits and tax-exempt interest income, offset partially by state income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash and marketable securities of approximately $71.4 million. During the year ended June 30, 2002, the Company generated approximately $15.9 million in cash from operations compared to $26.1 million generated during the year ended June 30, 2001. The decrease in cash generated from operations is attributable primarily to the Company's decrease in net income, slightly offset by a decrease in accounts receivable.

The Company generated approximately $19.7 million from investing activities during the year ended June 30, 2002 compared to $21.8 million used during the year ended June 30, 2001. During the year ended June 30, 2002, the Company's investing activities consisted of $7.9 million for the acquisition of Myriad Logic, Inc., $1.0 million of cash investments in AgileVision and $5.8 million for purchases of computers, furniture and equipment. These payments were offset by the receipt of $6.4 million from the sale of a division, which was sold in fiscal 2000 and $28.1 million, net from the sale of marketable securities. During the year ended June 30, 2001, the Company's investing activities consisted of $19.1 million for the purchase of marketable securities (net of sales), $1.7 million of cash investments in AgileVision, and $7.4 million for the purchases of computers, furniture and equipment. These payments were partially offset by the receipt of $6.4 million from the sale of a division.

The Company used approximately $31.5 million in cash from financing activities during the year ended June 30, 2002 compared to generating $3.1 million during the year ended June 30, 2001. During the year ended June 30, 2002, the Company's financing activities consisted of payments of $35.0 million for the acquisition of treasury stock and $0.9 million for the payment of debt and capital lease obligations. These cash outflows were partially offset by $4.4 million in cash generated from sales of common stock under the employee stock purchase plan and upon the exercise of stock options. During the year ended June 30, 2001, the Company's financing activities consisted primarily of $4.3 million of cash generated from the employee stock purchase plan and the exercise of stock options. These cash inflows were partially offset by the payment of debt and capital lease obligations amounting to approximately $1.2 million.

In January 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors and authorized the Company to purchase up to $35.0 million in Company stock from time to time through September 4, 2002. During the year ended June 30, 2002, the Company purchased approximately 1.1 million shares of common stock for $35.0 million, completing the program.

The terms of the Company's mortgage note agreements contain certain covenants, which, among other provisions, require the Company to maintain a minimum net worth and prohibit the payment of cash dividends. The Company was in compliance with all covenants of the note agreements as of June 30, 2002.

The following is a schedule of the Company's contractual obligations outstanding at June 30, 2002:

                                                    LESS THAN       2-3          4-5
(IN THOUSANDS)                           TOTAL        1 YEAR       YEARS        YEARS      THEREAFTER
--------------                           -----        ------       -----        -----      ----------
NOTES PAYABLE                           $12,985      $   667      $ 1,490      $ 1,723      $ 9,105
CAPITAL LEASES                               96           96           --           --           --
INTEREST DUE ON NOTES PAYABLE             6,683          922        1,651        1,453        2,657
UNCONDITIONAL PURCHASE OBLIGATIONS        6,787        6,787           --           --           --
OPERATING LEASES                          1,673          561          854          258           --
                                        -------      -------      -------      -------      -------
TOTAL                                   $28,224      $ 9,033      $ 3,995      $ 3,434      $11,762
                                        =======      =======      =======      =======      =======

Management believes the Company's available cash, marketable securities, and cash generated from operations, will be sufficient to provide for the Company's working capital and capital expenditure requirements for the next 12 months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or in the event that unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

RELATED PARTY TRANSACTIONS

In 1996, the Company entered into a contract with NDC Development Associates, Inc. ("Northland") to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of the Company's chief executive officer. The Company paid Northland fees of $83,008, $29,453 and $285,613 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Company believes that these fees paid to Northland were made in the ordinary course of business on terms that were no less favorable to the Company than could have been obtained from unaffiliated parties. No amounts were owed to Northland as of June 30, 2002 or 2001.

In conjunction with the development and construction of an additional facility, the Company is negotiating a similar arrangement with Northland to assist with the design, permitting activities and oversight of the construction of a new facility. This arrangement is subject to a competitive pricing analysis and review by the Audit Committee of the Board of Directors to ensure that the terms of the arrangement are fair and no less favorable to the Company than could be obtained from unaffiliated parties.

The Company has arrangements with other parties that do not meet the technical disclosure requirements of related parties and are not material in the aggregate. These individual arrangements either fall under reporting thresholds or are with non-immediate family members of executive officers of the Company. The Company believes that the terms of these arrangements, which are based upon hourly rates for services performed, were fair and no less favorable to the Company than could have been obtained from unaffiliated parties.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on July 1, 2002, and the adoption of SFAS 143 did not have a material impact on the Company's financial position or results of operations.

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on July 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. The Company adopted SFAS 145 on July 1, 2002, and the adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity's commitment to an exit plan is now recognized when the liability is incurred. Management does not expect SFAS 146 will have a material impact on the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

The fair value of the Company's cash and investment portfolio at June 30, 2002 approximated carrying value due to the short-term duration. Interest rate risk is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value would not be materially different from the year-end carrying value.

The Company's mortgage note agreements have fixed interest rates. A hypothetical change in interest rates impacts the fair value of the mortgage notes payable but has no impact on interest incurred or cash flows. Interest rate risk was estimated as the potential change in fair value from a hypothetical 10% increase and decrease in interest rates. The hypothetical fair value would not be materially different from the year-end carrying value.


FOREIGN CURRENCY RISK

The Company operates primarily in the United States. To date, greater than 90% of the Company's revenues has been billed and collected in U.S. dollars. However, a portion of the Company's business is conducted outside the United States through its foreign subsidiaries in the United Kingdom, Japan, the Netherlands and France, where business is transacted in non -U.S. dollar currencies. Accordingly, the Company is subject to exposure from adverse movements in the exchange rates of these currencies. The Euro is used as the functional currency for the

Company's subsidiaries in France and the Netherlands, while the local currency is used as the functional currency for the Company's subsidiaries in the United Kingdom and Japan. Consequently, changes in the exchange rates of these currencies may impact the translation of the foreign subsidiaries' statements of operations into U.S. dollars, which may in turn affect the Company's consolidated statements of operations. The impact of the movements in foreign currency exchange rates has been immaterial for all periods.

The Company has not entered into any financial derivatives instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)  JUNE 30,                                            2002            2001
                                                                                       ----            ----
 ASSETS
 Current assets:
    Cash and cash equivalents                                                       $  17,513       $  13,307
    Marketable securities                                                              37,997          54,135
    Accounts receivable, net of allowances of  $792 and $600
        at June 30, 2002 and 2001, respectively                                        31,797          34,928
 Inventory                                                                             14,540          12,840
 Deferred tax assets, net                                                               5,621           3,206
 Prepaid income taxes                                                                   3,120              --
 Prepaid expenses and other current assets                                              3,950           5,341
                                                                                    ---------       ---------
           Total current assets                                                       114,538         123,757

 Marketable securities                                                                 15,870          28,166
 Property and equipment, net                                                           27,961          28,793
 Goodwill                                                                               4,225              --
 Acquired intangible assets, net                                                        3,188              --
 Deferred tax assets, net                                                                 435           2,207
 Other assets                                                                             894             661
                                                                                    ---------       ---------
           Total assets                                                             $ 167,111       $ 183,584
                                                                                    =========       =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                                $   4,673       $   6,638
    Accrued expenses                                                                    5,291           4,263
    Accrued compensation                                                                6,277           7,427
    Capital lease obligations                                                              92             292
    Notes payable                                                                         667             621
    Billings in excess of revenues and customer advances                                1,487           1,060
    Income taxes payable                                                                   --           2,065
                                                                                    ---------       ---------
           Total current liabilities                                                   18,487          22,366

 Notes payable                                                                         12,318          12,985
 Deferred compensation                                                                    581             337
 Capital lease obligations                                                                 --             108
                                                                                    ---------       ---------
           Total liabilities                                                           31,386          35,796

 Commitments and contingencies (Note H)

 Stockholders' Equity:
    Common stock, $.01 par value; 65,000,000 shares authorized; 22,268,427 and
      21,811,738 shares issued at June 30, 2002 and 2001, respectively;
      21,124,627 and 21,811,738 shares outstanding at June 30, 2002 and 2001,
      respectively                                                                        222             218
    Additional paid-in capital                                                         49,863          42,575
    Treasury stock, at cost, 1,143,800 shares at June 30, 2002                        (34,993)             --
    Retained earnings                                                                 120,353         104,525
    Accumulated other comprehensive income                                                280             470
                                                                                    ---------       ---------
           Total stockholders' equity                                                 135,725         147,788
                                                                                    ---------       ---------
           Total liabilities and stockholders' equity                               $ 167,111       $ 183,584
                                                                                    =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)  YEAR ENDED JUNE 30,         2002            2001            2000
                                                                   ----            ----            ----
Net revenues                                                    $ 150,115       $ 180,492       $ 140,944
Cost of revenues                                                   52,244          59,815          39,146
                                                                ---------       ---------       ---------
          Gross profit                                             97,871         120,677         101,798

Operating expenses:
  Selling, general and administrative                              48,939          50,636          39,475
  Research and development                                         34,354          30,484          28,862
                                                                ---------       ---------       ---------
          Total operating expenses                                 83,293          81,120          68,337
                                                                ---------       ---------       ---------

Income from operations                                             14,578          39,557          33,461

Interest income                                                     3,752           3,977           2,430
Interest expense                                                     (987)         (1,065)           (731)
Equity loss in joint venture                                       (1,752)         (3,310)         (3,721)
Gain on sales of division and joint venture                         6,478           6,400           4,820
Other income (expense), net                                           (86)           (435)             86
                                                                ---------       ---------       ---------

Income before income tax provision                                 21,983          45,124          36,345
Income tax provision                                                6,155          14,440          11,449
                                                                ---------       ---------       ---------

Net income                                                      $  15,828       $  30,684       $  24,896
                                                                =========       =========       =========

Net income per share:
     Basic                                                      $    0.73       $    1.42       $    1.19
                                                                =========       =========       =========
     Diluted                                                    $    0.69       $    1.33       $    1.10
                                                                =========       =========       =========

Weighted average shares outstanding:
     Basic                                                         21,731          21,576          21,000
                                                                =========       =========       =========
     Diluted                                                       22,918          23,104          22,703
                                                                =========       =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)  FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                                            Accumulated
                                                                                               Other
                                                         Additional                           Compre-     Compre-         Total
                                      Common Stock        Paid-In    Treasury    Retained     hensive     hensive      Stockholders'
                                    Shares     Amount     Capital      Stock     Earnings     Income       Income         Equity
                                    ------     ------     -------      -----     --------     ------       ------         ------
Balance June 30, 1999               20,622      $ 206    $ 28,412                $ 48,945      $ (123)                    $ 77,440
Exercise of common stock
  options                              734          7       2,997                                                            3,004
Issuance of common stock under
   employee stock purchase plan         39          1         736                                                              737
Tax benefit from stock options                              1,877                                                            1,877
Stock-based compensation                                      424                                                              424
Comprehensive income:
    Net income                                                                     24,896                 $ 24,896          24,896
    Unrealized loss on
      securities                                                                                   (41)        (41)            (41)
    Foreign currency
      translation                                                                                   23          23              23
                                                                                                          --------
    Comprehensive income                                                                                  $ 24,878
                                                                                                          ========
                                    ------      -----    --------   ---------   ---------        -----                   ---------
Balance June 30, 2000               21,395        214      34,446                  73,841        (141)                     108,360
Exercise of common stock
  options                              386          4       3,366                                                            3,370
Issuance of common stock under
   employee stock purchase plan         31                    950                                                              950
Tax benefit from stock options                              3,402                                                            3,402
Stock-based compensation                                      411                                                              411
Comprehensive income:
    Net income                                                                     30,684                 $ 30,684          30,684
    Unrealized gain on
      securities                                                                                   705         705             705
    Foreign currency
      translation                                                                                  (94)        (94)            (94)
                                                                                                          --------
    Comprehensive income                                                                                  $ 31,295
                                                                                                          ========
                                    ------      -----    --------   ---------   ---------        -----                   ---------
Balance June 30, 2001               21,812        218      42,575                 104,525          470                     147,788
Exercise of common stock
  options                              405          4       3,251                                                            3,255
Issuance of common stock
   under employee stock                 51                  1,174                                                            1,174
   purchase plan
Tax benefit from stock options                              1,711                                                            1,711
Stock-based compensation                                    1,152                                                            1,152
Purchase of treasury stock                                          $ (34,993)                                            (34,993)
Comprehensive income:
    Net income                                                                   15,828                   $ 15,828          15,828
    Unrealized loss on
      securities                                                                                  (384)       (384)           (384)
    Foreign currency
      translation                                                                                  194         194             194
                                                                                                          --------
    Comprehensive income                                                                                  $ 15,638
                                                                                                          ========
                                    ------      -----    --------   ---------   ---------        -----                   ---------
Balance June 30, 2002               22,268      $ 222    $ 49,863   $ (34,993)  $ 120,353        $ 280                   $ 135,725
                                    ======      =====    ========   =========   =========        =====                   =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)  FOR THE YEARS ENDED JUNE 30,                          2002            2001            2000
                                                                      ----            ----            ----
Cash flows from operating activities:
  Net income                                                       $  15,828       $  30,684       $  24,896
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                    7,086           6,128           5,099
      Gain on sales of division and joint venture                     (6,478)         (6,400)         (4,820)
      Equity loss in joint venture                                     1,752           3,310           3,721
      Stock-based compensation                                         1,152             411             424
      Tax benefit from stock options                                   1,711           3,402           1,877
      Provision for doubtful accounts                                    200             324              --
      Changes in deferred income taxes                                (1,901)         (2,717)            590
  Changes in operating assets and liabilities,
    net of effects of business acquired:
      Accounts receivable                                              4,319         (11,560)          3,866
      Inventory                                                         (871)          3,060          (3,661)
      Prepaid expenses and other current assets                        1,528          (1,678)         (2,831)
      Other assets                                                      (333)           (297)           (150)
      Accounts payable                                                (2,148)         (2,585)          3,654
      Accrued expenses and compensation                               (1,344)          2,565             674
      Deferred compensation                                              244             337              --
      Billings in excess of revenues and customer advances               413          (1,693)           (366)
      Income taxes                                                    (5,216)          2,787          (2,311)
                                                                   ---------       ---------       ---------
Net cash provided by operating activities                             15,942          26,078          30,662
                                                                   ---------       ---------       ---------

Cash flows from investing activities:
  Purchases of marketable securities                                 (71,074)       (113,652)       (127,019)
  Sales of marketable securities                                      99,124          94,544          86,230
  Acquisition of business                                             (7,948)             --              --
  Purchases of property and equipment                                 (5,786)         (7,387)         (6,637)
  Investments in joint venture                                        (1,000)         (1,700)         (3,500)
  Proceeds from sale of division, net of selling costs                 6,400           6,400           5,032
                                                                   ---------       ---------       ---------
Net cash provided by (used in) investing activities                   19,716         (21,795)        (45,894)
                                                                   ---------       ---------       ---------

Cash flows from financing activities:
  Proceeds from employee stock purchase plan                           1,174             950             737
  Proceeds from exercise of stock options                              3,255           3,370           3,004
  Purchases of treasury stock                                        (34,993)             --              --
  Proceeds from issuance of notes                                         --              --          14,500
  Payments of principal under notes payable                             (621)           (577)           (318)
  Principal payments under capital lease obligations                    (308)           (627)           (510)
                                                                   ---------       ---------       ---------
Net cash provided by (used in) financing activities                  (31,493)          3,116          17,413
                                                                   ---------       ---------       ---------

Net increase in cash and cash equivalents                              4,165           7,399           2,181
Effect of exchange rate changes on cash and cash equivalents              41              58              (7)
Cash and cash equivalents at beginning of year                        13,307           5,850           3,676
                                                                   =========       =========       =========

Cash and cash equivalents at end of year                           $  17,513       $  13,307       $   5,850
                                                                   =========       =========       =========

Cash paid during the period for:
  Interest                                                         $     991       $   1,068       $     685
  Income taxes                                                     $  11,492       $  13,389       $  12,692
Non-cash transactions:
  Investment in joint venture from conversion
    of account receivable                                          $      --       $   1,700       $      --

  Equipment acquired under capital leases                          $      --       $      --       $     513

               The accompanying notes are an integral part of the
                       consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS  IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)


A.  DESCRIPTION OF BUSINESS:

Mercury Computer Systems, Inc. (the "Company"or "Mercury") designs, manufactures and markets high-performance, real-time digital signal and image processing computer systems that transform sensor-generated data into information that can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. The primary markets for the Company's products are defense electronics, medical imaging, and other OEM solutions. These markets have computing needs that benefit from the unique system architecture developed by the Company.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. For products with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance. The Company accrues for anticipated warranty costs upon shipment.

For long-term contracts to design, develop, manufacture or modify complex equipment, revenue is recognized using the percentage-of-completion accounting method based on contract costs incurred to date compared with total estimated contract costs. Revisions in contract cost estimates have the effect of adjusting earnings applicable to performance in prior periods in the current period. Anticipated losses, if any, are recognized in the period in which determined.

Service revenue is recognized ratably over applicable contract periods or as the services are performed.

BILLINGS IN EXCESS OF REVENUES AND CUSTOMER ADVANCES

Billings in excess of revenues and customer advances include amounts billed and collected on uncompleted contracts and amounts billed on annual maintenance contracts.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with original maturities of 90 days or less, are carried at fair market value.

MARKETABLE SECURITIES

The Company classifies investments in marketable securities as available-for-sale at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2002 and 2001. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income or loss. For determinations of gain or loss, the cost of securities sold is based on the specific identification method. For the years ended June 30, 2002, 2001 and 2000, realized gains and losses from the sale of marketable securities were immaterial.

The fair market value of cash equivalents and short-term and long-term investments in marketable securities represents the quoted market prices at the balance sheet dates. Securities with original maturities greater than 90 days and remaining maturities less than one year are classified as short-term marketable securities. Securities that have remaining maturities greater than one year are classified as long-term marketable securities. The Company's investment in long-term marketable securities has maturities of one-to-three years. At June 30, 2002 and 2001, marketable securities consisted of the following:


                                                                                                Fair
June 30, 2002                                                               Amortized          Market          Unrealized
                                                                               Cost             Value          Gain (Loss)
                                                                            ---------          ------          -----------
Short-term marketable securities:
Tax-exempt municipal notes and bonds and money market instruments            $29,828            $29,901            $ 73
Corporate debt securities                                                      7,995              8,096             101
                                                                             -------            -------            ----
                                                                             $37,823            $37,997            $174
Long-term marketable securities:
Tax exempt municipal notes and bonds, taxable corporate bonds
       and government agencies                                               $15,856            $15,870            $ 14
                                                                             =======            =======            ====

June 30, 2001

Short-term marketable securities:
Tax-exempt municipal notes and bonds and money market instruments            $48,830            $49,001            $171
Corporate debt securities                                                      5,009              5,134             125
                                                                             -------            -------            ----
                                                                             $53,839            $54,135            $296
                                                                             =======            =======            ====
Long-term marketable securities:

Tax exempt municipal notes and bonds, taxable corporate bonds
      and government agencies                                                $27,890            $28,166            $276
                                                                             =======            =======            ====


CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable.

The Company places its cash and cash equivalents with financial institutions which management believes are of high credit quality. There are no significant concentrations of investments in corporate debt securities with any single issuer of debt securities. At June 30, 2002 and 2001, the Company had approximately $6,191 and $5,613 respectively, on deposit or invested with its primary financial and lending institution.

The Company provides credit to clients in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of clients' financial condition are performed. At June 30, 2002 customers "A," "B" and "C" comprised 18%, 17% and 11% of the Company's receivables, respectively. Customer "A" represented 25% of the Company's receivables at June 30, 2001. No other customers accounted for greater than 10% of the company's receivables at June 30, 2002 or 2001.

INVENTORY

Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets result from the Company's acquisition of Myriad Logic, Inc. (see Note F) and consist of identifiable intangible assets, including completed technology and a licensing agreement. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of four years. Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of purchase. Goodwill from the Myriad acquisition is not being amortized in accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets.

LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment. Long-lived assets primarily include property and equipment, goodwill and acquired intangible assets. For property and equipment and acquired intangible assets, recoverability is assessed based on undiscounted expected cash flows from these assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected cash flows derived from the asset are less than its carrying value. The amount of the impairment would equal the difference between the estimated fair value of the asset and its carrying value. A goodwill impairment loss occurs when the carrying amount of a reporting unit's goodwill exceeds the fair value of the reporting unit's goodwill. Through June 30, 2002, the Company has not recognized an impairment loss on any of its long-lived assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents, accounts receivable, employee life insurance policies, capital lease obligations and notes payable. The carrying amount of cash equivalents, accounts receivable and capital lease obligations approximate their fair value due to their short maturities. The carrying amount of Company owned life insurance policies approximates fair value. Also, based on borrowing rates currently available to the Company for notes payable, the carrying value of notes payable approximates fair value.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product's technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product or b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for the years ended June 30, 2002, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During the years ended June 30, 2002, 2001 and 2000, advertising expenses totaled $313, $367 and $334, respectively, and were included in selling, general and administrative expense in the consolidated statement of operations.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates for the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the sum of the weighted-average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to its employees using the intrinsic value as prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees and directors with fixed amounts and fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees and directors is less than the fair value of common stock at the date of grant, the Company records that difference as deferred compensation, included in stockholders' equity. Deferred compensation is amortized to compensation expense over the vesting period of the underlying stock options. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), through disclosure only (see Note J). Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities. For purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries.

FOREIGN CURRENCY

Euros are used as the functional currency for the Company's subsidiaries in France and the Netherlands, while local currency is used as the functional currency for the Company's subsidiaries in the United Kingdom and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders' equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and are immaterial for all periods presented.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on July 1, 2002, and the adoption of SFAS 143 did not have a material impact on the Company's financial position or results of operations.

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on July 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. The Company adopted SFAS 145 on July 1, 2002, and the adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity's commitment to an exit plan is now recognized when the liability is incurred. Management does not expect SFAS 146 will have a material impact on the Company's financial position or results of operations.

C. NET INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

FOR THE YEARS ENDED JUNE 30,                              2002               2001               2000
                                                        -------            -------            -------
Net income                                              $15,828            $30,684            $24,896
                                                        =======            =======            =======

Shares used in computation of net income per             21,731             21,576             21,000
share - basic
     Potential dilutive common shares:
          Stock options                                   1,187              1,528              1,703
                                                        -------            -------            -------
Shares used in computation of diluted net
income per share                                         22,918             23,104             22,703
                                                        =======            =======            =======

Net income per share - basic                            $  0.73            $  1.42            $  1.19
                                                        =======            =======            =======
Net income per share - diluted                          $  0.69            $  1.33            $  1.10
                                                        =======            =======            =======

Options to purchase 714,912, 110,538 and 141,000 shares of common stock outstanding during the years ended June 30, 2002, 2001 and 2000, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during those periods.

D. INVENTORY:

Inventory consisted of the following:

JUNE 30,                     2002               2001
                           -------            -------
Raw materials              $ 7,601            $ 6,109
Work in process              2,363              4,301
Finished goods               4,576              2,430
                           -------            -------
                           $14,540            $12,840
                           =======            =======

E.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

JUNE 30,                                                     2002                 2001
                                                           --------             --------
Computer equipment and software                            $ 28,085             $ 28,599
Buildings                                                    15,917               15,832
Land                                                          2,997                2,985
Machinery and equipment                                         649                  661
Furniture and fixtures                                        5,290                4,462
Building and leasehold improvements                           1,343                1,865
                                                           --------             --------
                                                             54,281               54,404
Less: accumulated depreciation and amortization             (26,320)             (25,611)
                                                           --------             --------
                                                           $ 27,961             $ 28,793
                                                           ========             ========

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2002, 2001 and 2000 was $6,874, $6,128 and $4,786, respectively.

F. ACQUISITION

On April 1, 2002, the Company completed its acquisition of Myriad Logic, Inc. ("Myriad"). Myriad is a developer of I/O technology based in Silver Spring, Maryland. The acquisition of Myriad expands Mercury's capability to provide more of a total system solution and more system integration services. The total purchase price of $7,948 consisted of $7,500 in cash plus $448 of transaction costs directly related to the acquisition. Myriad's operating results are included in the consolidated statement of operations from April 1, 2002.

The purchase price was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

   Accounts receivable                 $ 1,260
   Inventory                               806
   Other assets                            290
   Completed technology                  3,100
   Licensing agreement                     300
   Goodwill                              4,225
   Current liabilities                    (775)
   Deferred tax liabilities             (1,258)
                                       -------
                                       $ 7,948
                                       =======

The amortization period for the acquired intangible assets subject to amortization, which include the completed technology and the licensing agreement, is four years. The goodwill associated with the acquisition is not deductible for tax purposes.

The following unaudited pro forma results of operations of the Company give effect to the Myriad acquisition made in fiscal 2002 as if the acquisition had occurred at the beginning of fiscal year 2001.

                                     2002                   2001
                                 -----------            -----------
Net revenues                     $   155,570            $   191,025

Net income                       $    15,313            $    30,062

Net income per share:
  Basic                          $      0.70            $      1.39
  Diluted                        $      0.67            $      1.30

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the period, or which may result in the future.

G. GOODWILL AND ACQUIRED INTANGIBLE ASSETS:

In July 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. Mercury adopted SFAS 142 as of July 1, 2001.

At June 30, 2002, acquired intangible assets consisted of the following:

                                      Gross Carrying     Accumulated     Net Carrying
                                          Amount         Amortization      Amount       Useful Life
                                          ------         ------------      ------       -----------
Completed technology                      $3,100          ($194)           $2,906        4 years
Licensing agreement                          300            (18)              282        4 years
                                          ------          -----            ------
Total acquired intangible assets          $3,400          ($212)           $3,188
                                          ======          ======           ======


Aggregate amortization expense related to acquired intangible assets for the fiscal year ended June 30, 2002 was $212. Estimated amortization expense for each of the five succeeding fiscal years is as follows:


            Year            Amount
            ----            ------
            2003            $  850
            2004               850
            2005               850
            2006               638
            2007                --
                            ------
                            $3,188
                            ======

The changes in the carrying amount of goodwill by reportable segment during the fiscal year ended June 30, 2002 are as follows:

                                                      North
                                                    American
                                                     Defense
                                                     -------
Balance at June 30, 2001                              $   --
Goodwill acquired during the year                      4,225
                                                      ------
Balance at June 30, 2002                              $4,225
                                                      ======

H.  COMMITMENTS AND CONTINGENCIES:

LEGAL CLAIMS

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company's common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, and other financial consideration. The Company has objected to the claims and is aggressively defending the matter. The testimony and final argument phases of binding arbitration have been completed and a final ruling is anticipated before calendar year-end 2002. The position of the Company's management, after consultation with external counsel, is that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff were to prevail on his claims, depending on the price of the Company's common stock, a judgment against the Company could be awarded for a material amount.

In addition, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of its operations.

PURCHASE COMMITMENTS

As of June 30, 2002, the Company has entered into non-cancelable purchase commitments for certain components used in its normal operations. The purchase commitments covered by these agreements are less than one year and aggregate approximately $6.8 million.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under capital and operating leases expiring in various years through 2007. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. Minimum lease payments under operating and capital leases are as follows:

YEAR ENDING JUNE 30,                            Operating              Capital
                                                  Leases                Leases
2003                                             $  561                   $ 96
2004                                                493
2005                                                361
2006                                                178
2007                                                 80
                                                 ------                   ----
Total minimum lease payments                     $1,673                   $ 96
Less: amounts representing interest                                          4
Present value of minimum lease payments                                     92
Less: current portion                                                       92
                                                                          ----
Long-term portion                                                         $ --
                                                                          =====

Rental expense during the fiscal years ended June 30, 2002, 2001 and 2000 was $609, $506 and $524, respectively.

I.    NOTES PAYABLE

Notes payable at June 30, 2002 and 2001 consisted of the following:


                                   2002               2001
                                 -------            -------
Notes payable                    $12,985            $13,606
Less: current portion                667                621
                                 -------            -------
                                 $12,318            $12,985
                                 =======            =======

On November 3, 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes ("the Notes") due November 2014. The original principal amount of the Notes totaled $14,500. The Notes are collateralized by the Company's corporate headquarters, which consists of two buildings. The Notes agreements contain certain covenants, which, among other provisions, require the Company to maintain a minimum net worth and prohibit the payment of dividends. As of June 30, 2002, the Company was in compliance with the covenants of the Notes agreements. Principal payments under the Notes are required as follows:

Fiscal Year Ending June 30,
    2003                          $   667
    2004                              718
    2005                              772
    2006                              830
    2007                              893
    Thereafter                      9,105
                                  -------
                                  $12,985
                                  =======

J.  STOCKHOLDERS' EQUITY:

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share.

COMMON STOCK

On November 18, 1999, the Company's Board of Directors authorized a two-for-one split of common stock, which was effected in the form of a stock dividend distributed on December 21, 1999 to shareholders of record as of December 6, 1999. All share and per share amounts have been restated to reflect the effect of the stock split as of that date.

STOCK OPTION PLANS

The Company has five stock option plans. The 1982, 1991 and 1993 Stock Option Plans (the "Plans") provide for the granting of options to purchase an aggregate of not more than 1,950,000 shares of the Company's common stock to employees and directors. Under these Plans, options are granted at not less than the fair value of the stock on the date of grant as determined by the Board. The terms of the options are established by the Board on an individual basis. The options generally vest over periods of three to five years and have a term of 10 years.

The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of options to purchase an aggregate of not more than 5,650,000 shares of the Company's common stock. The Plan provides for the grant of non-qualified and incentive stock options to employees and non-employees. Incentive and performance based non-qualified stock options are granted at a price set by the Board of Directors not to be less than 100% of the fair value at the date of the grant. The board of directors determines the price of all other options. The options vest over periods of four to five years and have a maximum term of 10 years. With the implementation of the 1997 Plan, no further stock options were granted under the 1982 and 1991 Stock Option Plans.

The 1998 Stock Option Plan (the "1998 Plan) provides for the granting of options to purchase an aggregate of not more than 100,000 shares of the Company's common stock. The Plan provides for the grant of non-qualified stock options to non-employee directors. Non-qualified stock options are granted at fair value of the stock at the date of the grant. The options vest over three years and have a maximum term of 10 years. With the implementation of the 1998 Plan, no further stock options were granted under the 1993 Stock Option Plan.

The following table summarizes activity of the Company's stock plans since June 30, 1999:

                                                                   Weighted Average    Weighted Average
                                                 Number of             Exercise         Fair Value of
                                                  Options               Price           Options Granted
                                                  -------               -----           ---------------
Outstanding at June 30, 1999                     2,765,756             $  6.27

Granted                                            928,684               26.42               $19.03
Exercised                                        (734,592)                4.09
Canceled                                         (258,000)                8.67
                                                 ---------
Outstanding at June 30, 2000                     2,701,848               13.56

Granted                                            920,870               34.07               $24.49
Exercised                                        (386,032)                8.79
Canceled                                         (192,647)               17.35
                                                 ---------
Outstanding at June 30, 2001                     3,044,039               20.10

Granted                                          1,150,960               32.87               $23.75
Exercised                                        (405,000)                8.12
Canceled                                         (126,360)               19.16
                                                 ---------
Outstanding at June 30, 2002                     3,663,639             $ 25.46
                                                 =========


Information related to the stock options outstanding as of June 30, 2002 is as follows:

                                            Weighted-                                         Exercisable
                                            Average          Weighted-                         Weighted
                                            Remaining        Average         Exercisable        Average
                               Number       Contractual      Exercise         Number of        Exercise
Range of Exercise Prices     Of Options     Life (years)     Price             Options           Price
------------------------     ----------     ------------     -----             -------           -----
$  2.00 - $ 8.62               592,687          5.61         $ 5.63             402,127         $ 4.71
$  8.84 - $17.25               558,560          6.81          12.93             243,416          12.78
$ 23.44 - $27.50               569,443          7.94          24.96             172,968          24.42
$ 27.94 - $29.80               542,882          9.28          29.11              53,357          28.37
$ 30.96 - $34.06               523,500          8.89          31.68              75,750          31.55
$ 34.08 - $40.85               553,867          9.01          38.07              57,275          37.72
$ 42.00 - $52.00               322,700          8.39          46.56              99,925          46.84
                             ---------                                        ---------
$  2.00 - $52.00             3,663,639          7.93          25.46           1,104,818          18.08
                             =========                                        =========

Options for the purchase of 664,662 and 409,029 shares were exercisable at June 30, 2001 and 2000, respectively, with weighted-average exercise prices of $11.19 and $5.32.

The fair value of each option granted during the fiscal years ended June 30, 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

                                2002      2001     2000
Risk-free interest rate        4.68%     4.97%    6.34%
Option life                  6 years   6 years  6 years
Stock volatility                 81%       80%      77%
Dividend rate                     0%        0%       0%

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("ESPP") and authorized 500,000 shares for future issuance under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation as defined in the plan. During the two offerings in fiscal 2002, the Company issued 18,053 and 32,626 shares of common stock to employees who participated in the plan at prices of $33.24 and $17.59, respectively. During the two offerings in fiscal 2001, the Company issued 16,949 and 14,115 shares of common stock at prices of $27.04 and $34.85, respectively. During the two offerings in fiscal 2000, the Company issued 22,923 and 15,868 shares of common stock at prices of $13.39 and

$27.47, respectively. Shares available for future purchase under the ESPP totaled 323,018 at June 30, 2002.

The weighted-average fair value of purchase rights granted in fiscal 2002, 2001 and 2000 was $16.74, $13.52 and $8.40, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0.0%, (2) an expected life of six months, (3) expected volatility of 81% for fiscal 2002, 80% for fiscal 2001, and 77% for fiscal 2000; and, (4) risk-free interest rate of 1.75% for fiscal 2002, 3.63% for fiscal 2001 and 5.25% for fiscal 2000.

Had compensation cost for the Company's stock option grants and stock issued in conjunction with the ESPP been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company's net income and net income per share for the fiscal years ended June 30, 2002, 2001 and 2000 would approximate the following pro forma amounts as compared to the amounts reported:

                                            Net income per     Net income per
                          Net income         share - basic      share - diluted
                          ----------        ---------------    ----------------
As reported:
  2002                     $ 15,828             $  .73             $ 0.69
  2001                     $ 30,684             $ 1.42             $ 1.33
  2000                     $ 24,896             $ 1.19             $ 1.10

Pro forma:
  2002                     $  2,646             $ 0.12             $ 0.12
  2001                     $ 22,214             $ 1.03             $ 0.96
  2000                     $ 20,791             $ 0.99             $ 0.92

The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts.

During the year ended June 30, 2002, the stock option agreements of certain employees were modified to provide accelerated vesting and extended exercise periods, which resulted in the recognition of $1,073 of stock-based compensation expense in that period. In addition, the Company recorded stock-based compensation expense of $79, $411 and $424 during the years ended June 30, 2002, 2001 and 2000, respectively, for stock options granted to non-employees. Such amounts reflect the fair value of options upon their final vesting dates as well as adjustments for the revaluation of a portion of the unvested options at each period-end. The fair value of these non-employee stock option grants was calculated using the Black-Scholes option-pricing model.

STOCK REPURCHASE PROGRAM

In January 2002, the Company initiated a stock repurchase program. The stock repurchase program, as approved by the Board of Directors, authorized the Company to purchase up to $35,000 in Company stock from time to time through September 4, 2002. During the year ended June 30, 2002, the Company purchased approximately 1,144,000 shares of common stock for $34,993.

K.  INCOME TAXES:

The components of income before income taxes and income tax expense (benefit) consisted of the following:

                                          2002                 2001                2000
                                        --------             --------             -------
Income before income taxes
United States                           $ 20,638             $ 44,695             $36,302
Foreign                                    1,345                  429                  43
                                        --------             --------             -------
                                        $ 21,983             $ 45,124             $36,345
Income tax expense (benefit)
Federal:
    Current                             $  5,848             $ 15,642             $10,081
    Deferred                                (418)              (2,382)                544
                                        --------             --------             -------
                                           5,430               13,260              10,625

State:
    Current                                  547                1,374                 755
    Deferred                                (302)                (335)                 46
                                        --------             --------             -------
                                             245                1,039                 801

Foreign  - current                           480                  141                  23
                                        --------             --------             -------
                                        $  6,155             $ 14,440             $11,449
                                        ========             ========             =======

The following is the reconciliation between the statutory provision for federal income taxes and the effective income tax expense:


YEAR ENDED JUNE 30,                                       2002                2001                2000
                                                        ------              ------              ------
Income taxes at federal statutory rates                   35.0%               35.0%               35.0%
State income tax, net of federal tax benefit               0.3                 1.5                 1.3
Research and development credits                          (3.6)               (2.1)               (3.4)
Tax-exempt interest income                                (3.6)               (1.9)               (1.6)
Other                                                     (0.1)               (0.5)                0.2
                                                        ------              ------              ------
                                                          28.0%               32.0%               31.5%
                                                        ======              ======              ======

The components of the Company's net deferred tax asset were as follows:

JUNE 30,
                                                    2002           2001
                                                   -------         ------
Deferred tax assets:
Receivable allowances and inventory valuations     $ 2,171         $1,698
Accrued compensation                                 1,136          1,126
Property and equipment                                 309            112
State tax credit carryforwards                       1,079            811
Deferred compensation                                  251            126
Joint venture loss allocation                        1,723          1,157
Other temporary differences                            590            383
                                                   -------         ------
                                                     7,259          5,413

Deferred tax liabilities:
Acquired intangible assets                          (1,203)            --
                                                   -------         ------
Net deferred tax assets                            $ 6,056         $5,413
                                                   =======         ======

No valuation allowance was deemed necessary for the deferred tax asset. Management believes it is more likely than not that all of the deferred tax asset will be realized. At June 30, 2002, the Company had state R&D tax credit carryforwards of $1,661, which begin to expire in 2014. The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $1,600 at June 30, 2002.

L.  EMPLOYEE BENEFIT PLANS:

The Company maintains a qualified 401(k) plan, and up until December 31, 1999, maintained a qualified profit sharing 401(a) Plan. The 401 (k) plan covers employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. The Company matches employee contributions up to 3% of eligible compensation.
The Company may also make optional contributions to the plan for any plan year at its discretion. The Company terminated its 401(a) Plan as of December 31, 1999.

Expense recognized by the Company under the 401(a) and 401(k) plans was $1,206, $1,048 and $788 during the years ended June 30, 2002, 2001 and 2000, respectively.

The Company maintains a bonus plan, which provides cash awards to employees based upon operating results and employee performance. Bonus expense related to payments to employees was $4,894, $6,416 and $4,499 during the years ended June 30, 2002, 2001 and 2000, respectively.

M.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and assessing performance. The Company has five principal operating segments: Worldwide Defense, Medical Imaging, OEM Solutions, Wireless Communications, and Research and Development. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company's management structure. The Company has five reportable segments: Worldwide Defense segment, Medical Imaging segment, OEM Solutions segment, Wireless Communications and Other segment, and Research and Development segment. The Wireless Communications and Other segment includes in 2000 the Shared Storage Business Unit and other commercial businesses.

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies". Asset information by reportable segment is not reported since the Company does not produce such information internally. The following is a summary of the Company's operations by reportable segment:

                                                                              Wireless       Research
                                      Worldwide      Medical       OEM      Communications     and
                                       Defense       Imaging     Solutions    and Other     Development
                                       Segment       Segment      Segment      Segment        Segment        Corporate        Total
                                       --------      -------      -------   --------------  ------------     ---------      --------
YEAR ENDED JUNE 30, 2002

Sales to unaffiliated customers        $ 98,182      $41,449      $10,484      $     --       $     --       $     --       $150,115
Income before taxes (1)                  55,818       17,082        2,405        (6,503)       (28,244)       (18,575)        21,983
Depreciation/amortization expense           317          115           47           267          2,141          4,199          7,086

YEAR ENDED JUNE 30, 2001
Sales to unaffiliated customers        $120,453      $43,456      $16,583      $     --       $     --       $     --       $180,492
Income before taxes (1)                  79,771       14,208        8,410        (5,728)       (27,605)       (23,932)        45,124
Depreciation/amortization expense           891           66           13           202          1,733          3,223          6,128

YEAR ENDED JUNE 30, 2000
Sales to unaffiliated customers        $100,300      $27,093      $10,927      $  2,624       $     --       $     --       $140,944
Income before taxes (1)                  69,235       10,510        7,334           306        (27,740)       (17,459)        36,345
Depreciation/amortization expense           442           41           11        (5,535)         1,218          3,081          5,099


(1) Interest income, interest expense, foreign exchange gain/(loss), equity loss in joint venture and gain on sales of division and joint venture are reported in Corporate and not allocated to the principal operating segments. Only expenses directly related to an operating segment are charged to the appropriate operating segment. All other expenses for marketing and administrative support activities that cannot be specifically identified with a principal operating segment are allocated to Corporate.

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Foreign revenue and long-lived assets represent less than 10% of the Company's total revenue and total long-lived assets as of or for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Customers comprising 10% or more of the Company's revenues for the periods shown below are as follows:

     YEAR ENDED JUNE 30,               2002          2001         2000
   Customer A                           16%           13%          12%
   Customer B                           12%           18%          14%
   Customer C                           12%           14%          19%
   Customer D                           --            --           12%

N. GAIN ON SALES OF DIVISION AND JOINT VENTURE:

On January 18, 2000, the Company completed the sale of its Shared Storage Business Unit to IBM. Payments were structured with an initial payment of $4,500 (excluding $1,000 to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1,600, including principal and interest. The quarterly payments are contingent upon IBM's continued use of the technology. If IBM defaults, Mercury has the right to recover the assets, including a patent and other intellectual property. The Company is recording contingent payments as gains when received. The Company recognized gains of $6,400, $6,400 and $4,820 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The last payment by IBM is scheduled for the third quarter of fiscal 2003 in the amount $2,600 which consists of the regular $1,600 quarterly payment plus $1,000 held in escrow. Future payments by IBM will be similarly recorded as collected.

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company received no proceeds and recorded a $78 gain related to the sale of the joint venture interest during the three-month period ended March 31, 2002.

O. EQUITY LOSS IN JOINT VENTURE:

On September 1, 1999, the Company formed AgileVision LLC, a joint venture with the Sarnoff Corporation. The intent of the venture was to use Mercury technology in the design, development and delivery of products and solutions expected to reduce the cost of digital TV infrastructure for the broadcast and cable markets. During each of the years ended June 30, 2002, 2001 and 2000, the Company recognized losses of $1,752, $3,310 and $3,721 related to the operations of AgileVision. On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation.

Summarized income statement results for AgileVision LLC during the years ended June 30, 2002, 2001 and 2000 are as follows:

Year ended June 30,           2002            2001         2000
                          ---------       ---------    ---------
Expenses                  $  (2,448)      $  (4,733)   $  (6,723)
Loss from operations         (2,448)         (4,733)      (6,723)
Net loss                     (2,448)         (4,733)      (6,723)

Summarized information about the financial position of AgileVision LLC as of June 30, 2001 is as follows:

Current assets                   $     471
Non-current assets                      37
                                 ---------
Total assets                     $     508
                                 =========

Current liabilities              $   6,864
Shareholders' equity                (6,356)
                                 ---------
Total liabilities and equity     $     508
                                 =========


P. RELATED PARTY TRANSACTIONS:

In 1996, the Company entered into a contract with NDC Development Associates, Inc. ("Northland") to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of the Company's chief executive officer. The Company paid Northland fees of $83,008, $29,453 and $285,613 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Company believes that these fees paid to Northland were made in the ordinary course of business on terms that were no less favorable to the Company than could have been obtained from unaffiliated parties. No amounts were owed to Northland as of June 30, 2002 or 2001.

In conjunction with the development and construction of an additional facility, the Company is negotiating a similar arrangement with Northland to assist with the design, permitting activities and oversight of the construction of a new facility. This arrangement is subject to a competitive pricing analysis and review by the Audit Committee of the Board of Directors to ensure that the terms of the arrangement are fair and no less favorable to the Company than could be obtained from unaffiliated parties.

The Company has arrangements with other parties that do not meet the technical disclosure requirements of related parties and are not material in the aggregate. These individual arrangements either fall under reporting thresholds or are with non-immediate family members of executive officers of the Company. The Company believes that the terms of these arrangements, which are based upon hourly rates for services performed, were fair and no less favorable to the Company than could have been obtained from unaffiliated parties.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Mercury Computer Systems, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
July 31, 2002

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

2002 (in thousands, except per share data)           1ST QUARTER          2ND QUARTER         3RD QUARTER          4TH QUARTER
------------------------------------------           -----------          -----------         -----------          -----------
Revenues                                              $ 34,861             $ 37,435             $ 34,864             $ 42,955
Cost of revenues                                        10,882               12,607               13,448               15,307
                                                      --------             --------             --------             --------
    Gross profit                                        23,979               24,828               21,416               27,648
                                                      --------             --------             --------             --------
Operating expenses:
    Selling, general and administrative                 11,950               12,423               11,654               12,912
    Research and development                             7,855                8,462                8,752                9,285
                                                      --------             --------             --------             --------
    Total operating expenses                            19,805               20,885               20,406               22,197
                                                      --------             --------             --------             --------

Income from operations                                   4,174                3,943                1,010                5,451

Interest income                                          1,179                1,068                  917                  588
Interest expense                                          (171)                (330)                (244)                (242)
Equity loss in joint venture                              (880)                (872)                  --                   --
Gain on sale of division and joint venture               1,600                1,600                1,678                1,600
Other income (expense), net                                (12)                (174)                  10                   90
                                                      --------             --------             --------             --------
Income before taxes                                      5,890                5,235                3,371                7,487

Provision for income taxes                               1,885                1,453                  721                2,096
                                                      --------             --------             --------             --------

Net income                                            $  4,005             $  3,782             $  2,650             $  5,391
                                                      ========             ========             ========             ========
Net income per common share:
Basic                                                 $   0.18             $   0.17             $   0.12             $   0.25
                                                      ========             ========             ========             ========
Diluted                                               $   0.17             $   0.16             $   0.12             $   0.24
                                                      ========             ========             ========             ========


2001 (in thousands, except per share data)        1ST QUARTER         2ND QUARTER          3RD QUARTER           4TH QUARTER
------------------------------------------        -----------         -----------          -----------           -----------
Revenues                                           $ 41,469             $ 43,325             $ 46,953             $ 48,745
Cost of revenues                                     13,124               14,189               15,274               17,228
                                                   --------             --------             --------             --------
    Gross profit                                     28,345               29,136               31,679               31,517
Operating expenses:
    Selling, general and administrative              12,123               12,779               12,607               13,127
    Research and development                          6,743                7,954                8,047                7,740
                                                   --------             --------             --------             --------
    Total operating expenses                         18,866               20,733               20,654               20,867
                                                   --------             --------             --------             --------

Income from operations                                9,479                8,403               11,025               10,650

Interest income                                         928                1,004                  995                1,050
Interest expense                                       (275)                (268)                (263)                (259)
Equity loss in joint venture                         (1,235)                (476)              (1,356)                (243)
Gain on sale of division, net                         1,600                1,600                1,600                1,600
Other income (expense), net                             (43)                (104)                (323)                  35
                                                   --------             --------             --------             --------
Income before taxes                                  10,454               10,159               11,678               12,833

Provision for income taxes                            3,345                3,251                3,737                4,107
                                                   --------             --------             --------             --------

Net income                                         $  7,109             $  6,908             $  7,941             $  8,726
                                                   ========             ========             ========             ========
Net income per common share:
Basic                                              $   0.33             $   0.32             $   0.37             $   0.40
                                                   ========             ========             ========             ========
Diluted                                            $   0.31             $   0.30             $   0.34             $   0.37
                                                   ========             ========             ========             ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 2002 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 2002 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 2002 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 2002 Annual Meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

      The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.    Financial statements:

   Report of Independent Accountants
   Consolidated Balance Sheets as of June 30, 2002 and 2001
   Consolidated Statements of Operations for the years ended June 30, 2002, 2001, and 2000
   Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001, and 2000
   Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001, and 2000
   Notes to Consolidated Financial Statements

2.    Financial Statement Schedule:

Schedule II.   Valuation and Qualifying Accounts



                         MERCURY COMPUTER SYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
                                 (IN THOUSANDS)

                                            BALANCE AT                                      BALANCE
                                            BEGINNING       CHARGES TO                       AT END
                                            OF PERIOD        EXPENSES       DEDUCTIONS     OF PERIOD
                                            ---------        --------       ----------     ---------
 Allowance for Doubtful Accounts

 2002                                          $600               $200             $ 8        $792
 2001                                          $308               $324             $32        $600
 2000                                          $376                 --             $68        $308


                                            BALANCE AT                                      BALANCE
                                            BEGINNING       CHARGES TO                       AT END
                                            OF PERIOD        EXPENSES       DEDUCTIONS     OF PERIOD
                                            ---------        --------       ----------     ---------
Inventory Valuation

2002                                          $3,920          $3,115          $2,074         $4,961
2001                                          $2,795          $4,760          $3,635         $3,920
2000                                          $3,039          $1,012          $1,256         $2,795

      Charges to expenses for inventory are due to program cancellations, engineering change orders and obsolescence. Deductions are recorded when the inventory is written off. The Company wrote off $2,074,000, $3,635,000, and $1,256,000 in inventory during the years ended June 30, 2002, 2001 and 2000, respectively, relating primarily to engineering change orders and obsolescence.

3. Exhibits:

      Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 49, which is incorporated herein by reference.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 26, 2002.

                                    MERCURY COMPUTER SYSTEMS, INC.


                                    By:  /s/ John F. Alexander II
                                    ----------------------------------
                                    JOHN F. ALEXANDER II
                                    SENIOR VICE PRESIDENT, CHIEF
                                    FINANCIAL OFFICER AND TREASURER


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                               TITLE(S)                        DATE
/S/ JAMES R. BERTELLI             President, Chief Executive            September 26, 2002.
----------------------------      Officer and Director (principal
JAMES R. BERTELLI                 executive officer)


/S/ JOHN F. ALEXANDER II          Senior Vice President, Chief          September 26, 2002.
----------------------------      Financial Officer and Treasurer
JOHN F. ALEXANDER II              (principal financial and
                                  accounting officer)


/S/ GORDON B. BATY                Director                              SEPTEMBER 26, 2002
----------------------------
GORDON B. BATY


/S/ ALBERT P. BELLE ISLE          Director                              SEPTEMBER 26, 2002
----------------------------
ALBERT P. BELLE ISLE


/S/ JAMES A. DWYER                Director                              SEPTEMBER 26, 2002
----------------------------
JAMES A. DWYER


/S/ RUSSELL K. JOHNSEN            Director                              SEPTEMBER 26, 2002
----------------------------
RUSSELL K. JOHNSEN


/S/ SHERMAN N. MULLIN             Director                              SEPTEMBER 26, 2002
----------------------------
SHERMAN N. MULLIN


/S/ MELVIN SALLEN                 Director                              SEPTEMBER 26, 2002
----------------------------
MELVIN SALLEN


/S/ RICHARD P, WALLACE            Director                              SEPTEMBER 26, 2002
----------------------------
RICHARD P. WALLACE

Mercury Computer Systems, Inc.

Certification Pursuant To
Rule 13a-14
Promulgated Under the Securities Exchange Act of 1934


I, James R. Bertelli, President and Chief Executive Officer (principal executive officer) of Mercury Computer Systems, Inc., certify that:

I have reviewed this annual report on Form 10-K of Mercury Computer Systems, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 26, 2002



/s/ James R. Bertelli
   ------------------------------
James R. Bertelli
President/Chief Executive Officer
(principal executive officer)

Mercury Computer Systems, Inc.


Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of the Sarbanes/Oxley Act of 2002


      In connection with the Annual Report of Mercury Computer Systems, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, John F. Alexander II, Senior Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  September 26, 2002



/s/ John F. Alexander II
---------------------------------------
John F. Alexander II
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

Mercury Computer Systems, Inc.


Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of the Sarbanes/Oxley Act of 2002



      In connection with the Annual Report of Mercury Computer Systems, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, James R. Bertelli, President and Chief Executive Officer of the Company, certify, pursuant to
Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  September 26, 2002



/s/ James R. Bertelli
----------------------------------
James R. Bertelli
President/Chief Executive Officer
(principal executive officer)

Mercury Computer Systems, Inc.

Certification Pursuant To
Rule 13a-14
Promulgated Under the Securities Exchange Act of 1934


I, John F. Alexander II Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer) of Mercury Computer Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Mercury Computer Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 26, 2002


/s/ John F. Alexander II
----------------------------------------
John F. Alexander II
Senior Vice President,
Chief Financial Officer and Treasurer
 (principal financial officer)

                                EXHIBIT INDEX

ITEM
 NO.     DESCRIPTION OF EXHIBIT
----     ----------------------
3.1*     Articles of Organization, as amended.

3.2*     Bylaws, as amended.

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

10.4*    1997 Stock Option Plan, as amended

10.5     1997 Stock Purchase Plan. (incorporated herein by reference to Exhibit
           10.5 of the Company's Registration Statement on Form S-1 (File No.
           333-41139))

10.6     Purchase and Sale Agreement, dated November 8, 1996 between Corcoran,
           Chelmsford & Associates and Northland Development Corporation.
           (incorporated herein by reference to Exhibit 10.7 of the Company's
           Registration Statement on Form S-1 (File No. 333-41139))

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

10.10    Quitclaim Deed, dated October 1, 1997, executed by Corcoran, Chelmsford
           & Associates Limited Partnership. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1
           (File No. 333-41139))

10.11    1998 Stock Option Plan (incorporated herein by reference to Exhibit
           10.11 of fiscal 1999 Form 10-K)

10.12    Purchase and Sale agreement for 199 Riverneck Road, Chelmsford,
           Massachusetts ( incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the quarter ended
           December 31, 1998).

10.13    Quitclaim Deed for 199 Riverneck Road, Chelmsford, Massachusetts (
           incorporated by reference to exhibit 10.2 filed with the Company's quarterly report on Form 10-Q for the quarter ended December 31,
           1998).

10.14    199 Riverneck LLC $6,850,000 7.30% Note Purchase Agreement
           (incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1999)

10.15    199 Riverneck LLC $7,650,000 7.30% Note Purchase Agreement
           (incorporated by reference to exhibit 10.2 filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1999)

21.1*    Subsidiaries of the Registrant

23.1*    Consent of PricewaterhouseCoopers LLP

*  Filed with this Form 10-K.   #  Confidential treatment granted.