Form 10-K/A
period 2002-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2002-09-27
CIK 1049521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                           Exhibits Index on Page 49

                                EXPLANATORY NOTE

This Amendment is filed for the sole purpose of correcting a typographical error under the column heading "Wireless Communications and Other Segment" on Page 38.

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

The accounting policies of the business segments are the same as those described in "Note B: Summary of Significant Accounting Policies". Asset information by reportable segment is not reported since the Company does not produce such information internally. The following is a summary of the Company's operations by reportable segment:

                                                                              Wireless       Research
                                      Worldwide      Medical       OEM      Communications     and
                                       Defense       Imaging     Solutions    and Other     Development
                                       Segment       Segment      Segment      Segment        Segment        Corporate        Total
                                       --------      -------      -------   --------------  ------------     ---------      --------
YEAR ENDED JUNE 30, 2002

Sales to unaffiliated customers        $ 98,182      $41,449      $10,484      $     --       $     --       $     --       $150,115
Income before taxes (1)                  55,818       17,082        2,405        (6,503)       (28,244)       (18,575)        21,983
Depreciation/amortization expense           317          115           47           267          2,141          4,199          7,086

YEAR ENDED JUNE 30, 2001
Sales to unaffiliated customers        $120,453      $43,456      $16,583      $     --       $     --       $     --       $180,492
Income before taxes (1)                  79,771       14,208        8,410        (5,728)       (27,605)       (23,932)        45,124
Depreciation/amortization expense           891           66           13           202          1,733          3,223          6,128

YEAR ENDED JUNE 30, 2000
Sales to unaffiliated customers        $100,300      $27,093      $10,927      $  2,624       $     --       $     --       $140,944
Income before taxes (1)                  69,235       10,510        7,334        (5,535)       (27,740)       (17,459)        36,345
Depreciation/amortization expense           442           41           11           306          1,218          3,081          5,099


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