Form 10-Q
period 2002-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2002-11-13
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission File Number 0-23599

MERCURY COMPUTER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

978-256-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Number of shares outstanding of the issuer’s classes of common stock as of October 31, 2002:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,165,826

MERCURY COMPUTER SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002 (unaudited)	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$34,303	$17,513
Marketable securities	39,094	37,997
Accounts receivable, net of allowances of $790 and $792 at September 30, 2002 and June 30, 2002, respectively	23,510	31,797
Inventory	14,780	14,540
Deferred tax assets, net	5,621	5,621
Prepaid income taxes	749	3,120
Prepaid expenses and other current assets	3,717	3,950

Total current assets	121,774	114,538
Marketable securities	12,838	15,870
Property and equipment, net	27,561	27,961
Goodwill	4,225	4,225
Acquired intangible assets, net	2,976	3,188
Deferred tax assets, net	435	435
Other assets	849	894

Total assets	$170,658	$167,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,498	$4,673
Accrued expenses	4,642	5,291
Accrued compensation	5,131	6,277
Capital lease obligations	51	92
Notes payable	655	667
Billings in excess of revenues and customer advances	1,927	1,487

Total current liabilities	17,904	18,487
Notes payable	12,168	12,318
Deferred compensation	525	581

Total liabilities	30,597	31,386
Stockholders’ Equity:
Common stock, $.01 par value; 65,000,000 shares authorized; 22,295,271 and 22,268,427 shares issued at September 30, 2002 and June 30, 2002, respectively; 21,151,471 and 21,124,627 shares outstanding at September 30, 2002 and June 30, 2002, respectively	223	222
Additional paid-in capital	50,272	49,863
Treasury stock, at cost, 1,143,800 shares	(34,993)	(34,993)
Retained earnings	124,465	120,353
Accumulated other comprehensive income	94	280

Total stockholders’ equity	140,061	135,725

Total liabilities and stockholders’ equity	$170,658	$167,111

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three months ended September 30,
	2002	2001
Net revenues	$39,407	$34,861
Cost of revenues	13,746	10,882

Gross profit	25,661	23,979
Operating expenses:
Selling, general and administrative	12,561	11,950
Research and development	9,124	7,855

Total operating expenses	21,685	19,805

Income from operations	3,976	4,174
Interest income	481	1,179
Interest expense	(236)	(171)
Equity loss in joint venture	—	(880)
Gain on sale of division, net	1,600	1,600
Other income (expense), net	138	(12)

Income before income taxes	5,959	5,890
Income tax provision	1,847	1,885

Net income	$4,112	$4,005

Net income per share:
Basic	$0.19	$0.18

Diluted	$0.19	$0.17

Weighted average shares outstanding:
Basic	21,134	21,863

Diluted	21,828	23,229

The accompanying notes are an integral part of the consolidated financial statements

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$4,112	$4,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,982	1,643
Gain on sale of division, net	(1,600)	(1,600)
Equity loss in joint venture	—	880
Provision for doubtful accounts	—	200
Stock-based compensation	110	64
Tax benefit from stock options	92	329
Changes in operating assets and liabilities:
Accounts receivable	8,295	8,949
Inventory	(233)	341
Prepaid expenses and other current assets	232	343
Other assets	45	189
Accounts payable	824	(3,620)
Accrued expenses and compensation	(1,809)	(2,566)
Deferred compensation	(56)	47
Billings in excess of revenues and customer advances	456	(84)
Prepaid income taxes	2,370	(2,233)

Net cash provided by operating activities	14,820	6,887

Cash flows from investing activities:
Purchases of marketable securities	(23,529)	(17,340)
Sales of marketable securities	25,274	11,174
Purchases of property and equipment	(1,371)	(1,451)
Proceeds from sale of division	1,600	—
Investment in joint venture	—	(1,000)

Net cash provided by (used in) investing activities	1,974	(8,617)

Cash flows from financing activities:
Proceeds from the issuance of common stock	207	320
Payments of principal under notes payable	(162)	(151)
Principal payments under capital lease obligations	(41)	(109)

Net cash provided by financing activities	4	60

Net increase (decrease) in cash and cash equivalents	16,798	(1,670)
Effect of exchange rate change on cash and cash equivalents	(8)	(70)
Cash and cash equivalents at beginning of period	17,513	13,307

Cash and cash equivalents at end of period	$34,303	$11,567

Cash paid during the period for:
Interest	$237	$171
Income taxes	117	3,470

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except per share data)

A.    NATURE OF THE BUSINESS

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance, real-time digital signal and image processing computer systems that transform sensor-generated data into information that can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. The primary markets for the Company’s products are defense electronics, medical imaging, and other Original Equipment Manufacturers (“OEM”) solutions. These markets have computing needs that benefit from the unique system architecture developed by the Company.

B.    BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2002 and for the three months ended September 30, 2002 and 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2002, and results of operations and cash flows for the periods ended September 30, 2002 and 2001 have been made. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

C.    INVENTORY

	September 30, 2002	June 30, 2002
Raw materials	$6,318	$7,601
Work in process	3,497	2,363
Finished goods	4,965	4,576

Total	$14,780	$14,540

D.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2002	2001
Net income	$4,112	$4,005

Shares used in computation of net income per share—basic	21,134	21,863
Potential dilutive common shares:
Stock options	694	1,366

Shares used in computation of diluted net income per share	21,828	23,229

Net income per share—basic	$0.19	$0.18

Net income per share—diluted	$0.19	$0.17

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 2,469,114 and 413,307 shares of common stock outstanding during the three months ended September 30, 2002 and 2001, respectively, were not included in the calculation of diluted net income per common share because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

E.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan is now recognized when the liability is incurred. Management does not expect SFAS 146 to have a material impact on the Company’s financial position or results of operations.

F.    COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended September 30,
	2002	2001
Net income	$4,112	$4,005
Other comprehensive income (loss):
Foreign currency translation adjustments	(189)	31
Change in unrealized gain on securities	3	185

Other comprehensive income (loss)	(186)	216

Total comprehensive income	$3,926	$4,221

G.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assessing performance. The Company has five principal operating segments: Worldwide Defense, Medical Imaging, OEM Solutions, Wireless Communications, and Research and Development. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company’s management structure. The Company has five reportable segments: Worldwide Defense, Medical Imaging, OEM Solutions, Wireless Communications and Research and Development.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the business segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Asset information by reportable segment is not reported since the Company does not produce such information internally. The following is a summary of the Company’s operations by reportable segment:

	Worldwide Defense	Medical Imaging	OEM Solutions	Wireless Communications	Research and Development	Corporate	Total
Three months ended September 30, 2002
Sales to unaffiliated customers	$25,515	$9,844	$4,048	$0	—	—	$39,407
Income before taxes(1)	13,054	4,918	1,651	(1,674)	(7,976)	(4,014)	5,959
Depreciation/amortization expense	111	19	12	90	563	1,187	1,982
Three months ended September 30, 2001
Sales to unaffiliated customers	$21,569	$9,928	$3,364	$0	—	—	$34,861
Income before taxes(1)	13,238	4,374	1,322	(1,787)	(6,540)	(4,717)	5,890
Depreciation/amortization expense	115	32	10	60	475	951	1,643

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

H.    ACQUIRED INTANGIBLE ASSETS:

At June 30, 2002, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($194)	$2,906	4 years
Licensing agreement	300	(18)	282	4 years

Total acquired intangible assets	$3,400	($212)	$3,188

At September 30, 2002, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($388)	$2,712	4 years
Licensing agreement	300	(36)	264	4 years

Total acquired intangible assets	$3,400	($424)	$2,976

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense related to acquired intangible assets for the three months ended September 30, 2002 and 2001 was $212 and $0, respectively. Estimated amortization expense for the remainder of fiscal 2003 and each of the three succeeding fiscal years is as follows:

Year	Amount
2003	$ 638
2004	850
2005	850
2006	638

$2,976

I.    LEGAL PROCEEDINGS

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company’s common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, and other financial consideration. The Company has objected to the claims and is aggressively defending against the action. The testimony and final argument phases of binding arbitration have been completed and a final ruling is anticipated before December 31, 2002. Management believes, after consultation with external counsel, that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff prevails on his claims, depending on the price of the Company’s common stock, a judgment against the Company could be awarded for a material amount.

In addition, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of its operations.

J.    STOCK REPURCHASE

In October 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors and authorizes the Company to purchase up to $12.5 million in Company common stock from time to time through December 31, 2003, unless extended or curtailed by the Board of Directors. Repurchased shares will become authorized but unissued shares and will be used for general corporate purposes, including the issuance of shares in connection with the Company’s employee stock option and purchase plans, and other general corporate purposes. The Company completed its previous share repurchase program during the fiscal year ended June 30, 2002.

K.    STOCK COMPENSATION

The Company previously adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and as permitted by this standard, will continue to apply Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans. The Company is required to annually disclose the pro forma net income and net income per common share amounts as if compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans. Had compensation expense for the stock-based compensation plans been accounted for at fair value according to SFAS 123, amounts reported in the Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 would have

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been as follows on a pro forma basis as compared to amounts actually reported (in thousands, except per share amounts):

	Three months ended September 30, 2002	Three months ended September 30, 2001
As reported:
Net income	$4,112	$4,005
Net income per share—basic	0.19	0.18
Net income per share—diluted	0.19	0.17

	Three months ended September 30, 2002	Three months ended September 30, 2001
Pro forma:
Net income	$73	$1,443
Net income per share—basic	0.00	0.07
Net income per share—diluted	0.00	0.06

The weighted average grant date fair value for options granted during the three month periods ending September 30, 2002 and 2001 was $13.58 and $20.42, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30, 2002	Three months ended September 30, 2001
Option life	6 years	6 years
Risk free interest rate	4.68%	4.68%
Stock volatility	81%	81%
Dividend rate	0%	0%

Item 2.     Management Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are “forward-looking statements” which involve risks and uncertainties. The words “may,” “will,” “expect,” “anticipate,” “continue”, “estimate”, “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Actual results, performances or achievements may differ materially from the anticipated future results, performances or achievements expressed or implied by these forward-looking statements. Important factors that may cause the Company’s actual results to differ from forward-looking statements include, but are not limited to those referenced in the section entitled “Certain Factors that may Affect Future Results” in Part I—Item 2 of this Form 10-Q as filed with the Securities and Exchange Commission.

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

During the past several years, the majority of the Company’s revenue has been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. The Company’s activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical imaging is another primary market currently served by the Company. Mercury’s computer systems are embedded in magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET”), and digital cardiology imaging machines. The remaining revenues are derived from computer systems used in such commercial OEM applications as semiconductor photomask generation, wafer inspection, baggage scanning and seismic analysis.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

The Company has identified the policies discussed below as critical to understanding its business and its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such polices affect its reported and expected financial results.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to inventories, bad debts, income taxes, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company assesses the impairment of acquired intangible assets, property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could indicate impairment include significant underperformance relative to prior operating results projections, significant changes in the manner of the Company’s use of the asset or the strategy for the Company’s overall business and significant negative industry or economic trends. When the Company determines that the carrying value of acquired intangible assets, property and equipment and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. Realization of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income. The Company believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income, however, there can be no assurance that the Company will be able to meet its expectations of future income.

The Company and certain officers of the Company have been named as defendants in a former employee litigation matter. The Company’s assumption and estimate with regard to this litigation matter is that a loss is not probable and no loss accrual has been recorded. If the plaintiff prevails on his claims and this assumption proves incorrect, the litigation could have a material effect on the Company’s financial position and results of operations.

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended September 30,
	2002	2001
Revenues	100.0%	100.0%
Cost of revenues	34.9	31.2

Gross profit	65.1	68.8
Operating expenses:
Selling, general and administrative	31.8	34.3
Research and development	23.2	22.5

Total operating expenses	55.0	56.8

Income from operations	10.1	12.0
Other income, net	5.0	4.9

Income before income taxes	15.1	16.9
Provision for income taxes	4.7	5.4

Net income	10.4%	11.5%

NET REVENUES

The Company’s total revenues increased 13% from $34.9 million during the three months ended September 30, 2001 to $39.4 million during the three months ended September 30, 2002.

Worldwide Defense revenues increased 18% from $21.6 million, or 62% of total revenues, during the three months ended September 30, 2001 to $25.5 million or 65% of total revenues during the three months ended September 30, 2002. The increase in worldwide defense revenues was primarily due to revenues contributed by the acquisition of Myriad Logic, Inc. (“Myriad”) and increased shipments of radar applications. The Company continues to experience limited visibility into the defense programs that utilize the Company’s products.

Medical imaging revenues decreased 1% from $9.9 million, or 28% of total revenues, during the three months ended September 30, 2001 to $9.8 million, or 25% of total revenues, during the three months ended September 30, 2002. The decrease in medical imaging revenues represents increased shipments of digital x-ray and magnetic resonance imaging cardiology applications, offset by the expected decrease in revenues from the computed tomography (“CT”) imaging systems.

OEM solutions revenues increased 20% from $3.4 million, or 10% of total revenues, during the three months ended September 30, 2001 to $4.1 million or 10% of total revenues during the three months ended September 30, 2002. The increase in OEM solutions revenues was due to increased revenues derived from the sales of airport baggage scanning applications, offset by decreased revenues from semiconductor imaging applications as a result of the downturn in the semiconductor market.

COST OF REVENUES

Cost of revenues increased 26% from $10.9 million during the three months ended September 30, 2001 to $13.7 million during the three months ended September 30, 2002. As a percentage of total revenues, cost of revenues increased from 31% during the three months ended September 30, 2001 to 35% for the three months ended September 30, 2002. This increase in cost as a percentage of total revenues was primarily due to the inclusion of Myriad revenues and increased systems revenues including third party content both of which resulted in lower gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 5% from $12.0 million during the three months ended September 30, 2001 to $12.6 million during the three months ended September 30, 2002. The increase was primarily due to the inclusion of Myriad and the amortization of acquired intangibles related to the purchase of Myriad.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 16% from $7.9 million during the three months ended September 30, 2001 to $9.1 million during the three months ended September 30, 2002. The increase in research and development expenses was due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company’s products, the development of new products and the inclusion of Myriad.

INTEREST INCOME, NET

Interest income, net of interest expense decreased to $0.2 million for the three months ended September 30, 2002 from $1.0 million during the three months ended September 30, 2001. This decrease was primarily due to lower average balances of invested cash as well as lower interest rates in 2002 than in 2001.

EQUITY LOSS IN JOINT VENTURE

The Company recognized $880,000 of losses related to the operations of AgileVision during the three months ended September 30, 2001. On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation.

GAIN ON THE SALE OF DIVISION, NET

The Company recorded a $1.6 million gain during each of the three month periods ended September 30, 2002 and 2001 as the result of the sale of its shared storage business unit (“SSBU”) to IBM. The last payment by IBM is scheduled for the third quarter of fiscal 2003 in the amount of $2.6 million, which consists of the regular $1.6 million quarterly payment plus $1.0 million held in escrow. The last payment by IBM is scheduled for the third quarter of fiscal 2003 and future payments by IBM will be similarly recorded as gains when collected.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $1.8 million during the three months ended September 30, 2002 reflecting a 31% tax rate as compared to a $1.9 million tax provision during the three months ended September 30, 2001, reflecting a 32% tax rate. The estimated fiscal 2003 tax rate and the actual fiscal 2002 tax rate are less than the U.S. statutory tax rate of 35% primarily due to research and development credits, tax-exempt interest and the foreign service corporation benefit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash and marketable investments of approximately $86.2 million.

During the three months ended September 30, 2002, the Company generated approximately $14.8 million in cash from operations compared to $6.9 million generated during the three months ended September 30, 2001. This increase in cash generated from operations was primarily due to a decrease in working capital. Days sales outstanding was 54 days at September 30, 2002 and 67 days at September 30, 2001.

During the three months ended September 30, 2002, the Company’s investing activities provided approximately $2.0 million of cash. During the period, investing activities consisted of $1.7 million in net sales of marketable securities and $1.4 million for the purchase of computers, furniture and equipment, and the receipt of $1.6 million from the sale of the SSBU. During the three months ended September 30, 2001, the Company’s investing activities used cash of $8.6 million. During the three months ended September 30, 2001, investing activities consisted of net purchases of $6.1 million in marketable securities, $1.5 million for the purchase of computers, furniture and equipment and a $1.0 million investment in the Agile Vision joint venture.

During the three months ended September 30, 2002 and 2001, the Company’s financing activities provided approximately $4,000 and $60,000. These financing activities consisted primarily of inflows from issuance of common stock, offset by outflows from payments under capital lease obligations and debt.

In October 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors, and authorizes the Company to purchase up to $12.5 million in Company stock from time to time through December 31, 2003, unless extended or curtailed by the Board of Directors. Repurchased shares will become authorized but unissued shares and will be used for general corporate purposes, including the issuance of shares in connection with the Company’s employee stock option and purchase plans, and other general corporate purposes. The Company completed its previous share repurchase program during the fiscal year ended June 30, 2002.

The terms of the Company’s mortgage note agreements contain certain covenants, which, among other provisions, require the Company to maintain a minimum net worth and prohibit the payment of cash dividends. The Company was in compliance with all covenants of the note agreements as of September 30, 2002.

The following is a schedule of the Company’s contractual obligations outstanding at September 30, 2002:

	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Notes payable	$12,823	$655	$1,517	$1,755	$8,896
Capital leases	51	51	—	—	—
Interest due on notes payable	6,484	909	1,660	1,421	2,494
Unconditional purchase obligations	7,249	7,249	—	—	—
Operating leases	1,538	537	793	208	—

Total	$28,145	$9,401	$3,970	$3,384	$11,390

Management believes that the Company’s available cash, marketable securities and cash generated from operations, will be sufficient to provide for the Company’s working capital, scheduled debt repayments and capital expenditure requirements for the next twelve months. If the Company acquires one or more businesses or products, the Company’s capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company’s capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

DEPENDENCE ON DEFENSE ELECTRONICS BUSINESS; UNCERTAINTY ASSOCIATED WITH GOVERNMENT CONTRACTS.    Sales of the Company’s computer systems to the defense

electronics market accounted for approximately 65%, 67%, and 71% of the Company’s revenues in fiscal 2002, 2001 and 2000, respectively. Sales of the Company’s computer systems to the defense electronics market accounted for approximately 65% of the Company’s revenues for the quarter ended September 30, 2002. Reductions in government spending on programs that incorporate the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the Company’s government contracts and subcontracts are subject to special risks, including: delays in funding; ability of the government agency to unilaterally terminate the prime contract; reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes; increased or unexpected costs under fixed price contracts; and other factors that are not under the control of the Company. In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to the Company. No assurance can be given that such increased bargaining power will not adversely affect the Company’s business, financial condition or results of operations in the future.

Changes in government administration, as well as changes in the geo-political environment such as the current “War on Terrorism,” could have a significant impact on defense spending priorities and the efficient handling of routine contractual matters. Such changes could have a negative impact on the Company’s business, financial condition, or results of operations in the future.

The Company’s contracts with the U.S. and foreign governments and their prime and subcontractors are subject to termination either upon default by the Company or at the convenience of the government or customer. Termination for convenience provisions generally entitle the Company to recover costs incurred, settlement expenses and profit on work completed prior to termination. Because the Company contracts to supply goods and services to U.S. and foreign governments, it is also subject to other risks, including contract suspensions, protests by disappointed bidders of contract awards that can result in the reopening of the bidding process, changes in governmental policies or regulations or other political factors.

DEPENDENCE ON KEY CUSTOMERS.    The Company is dependent on a small number of customers for a large portion of its revenues. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company accounted for 16%, 12% and 12%, respectively, of the Company’s revenues. In fiscal 2001, Lockheed Martin, Raytheon Company and GE Medical accounted for 18%, 14% and 13%, respectively, of the Company’s revenues. In fiscal 2000, Raytheon Company, Lockheed Martin, Northrop Grumman Corporation and GE Medical accounted for 19%, 14%, 12% and 12%, respectively, of the Company’s revenues. The Company’s largest customer in the medical imaging market, GE Medical, accounted for 57%, 52%, and 59% of the Company’s aggregate sales to the medical imaging market in fiscal 2002, 2001, and 2000, respectively. For the three months ended September 30, 2002, two customers accounted for approximately 26% of the Company’s revenues. Customers in the defense electronics market generally purchase the Company’s products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. A significant diminution in the sales to or loss of any of the Company’s major customers would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s revenues are largely dependent upon the ability of its customers to develop and sell products that incorporate the Company’s products. No assurance can be given that the Company’s customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

DEPENDENCE ON MEDICAL IMAGING MARKET; POTENTIAL ADVERSE EFFECT OF HEALTH CARE REFORM.    Sales of the Company’s computer systems to the medical imaging market accounted for approximately 28%, 24% and 19% of the Company’s revenues in fiscal 2002, 2001 and 2000, respectively. For the three months ended September 30, 2002 sales of the Company’s computer systems to the medical imaging market accounted for approximately 25% of the Company’s revenues. These customers are OEMs of medical imaging devices and, as a result, any change in the demand for such devices that renders any of the Company’s products unnecessary or obsolete, or any change in the technology in such devices, could have a material adverse effect on the Company’s business, financial condition and results of operations. Such OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the U.S. as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on such customers or end users. There can be no assurance that future health care or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the U.S. and abroad will not have a material adverse effect on the Company’s business, financial condition or results of operations.

COMPETITION.    The markets for the Company’s products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the rapidly changing nature of technology, new competitors may emerge of which the Company has no current awareness. Such competitors could have a negative impact on the Company’s ability to win future business opportunities. There can be no assurance that workstation manufacturers, other low-end single-board computer, and merchant board computer companies, or a new competitor will not attempt to penetrate the high-performance market for defense electronics systems. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within the Company’s target markets. Their entry into markets historically targeted by Mercury may have a material adverse effect on the Company’s business, financial condition and results of operations

SLOWDOWN IN THE ECONOMY.    The Company’s business has been, and may continue to be, negatively impacted by the slowdown in the economies of the United States, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and semiconductor industry, which Mercury serves. While Mercury’s business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all of the Company’s business segments and is a contributor to the slower than normal customer orders. The Company cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when the Company’s growth rate will return to historical numbers.

RISK OF ENTRY INTO NEW MARKETS.    The Company’s expansion strategy includes developing new products and entering new markets. The Company’s ability to compete in new markets will depend upon a number of factors including, without limitation, the Company’s ability to create demand for its products in such markets, its ability to manage its growth effectively, the quality of its products, its ability to respond to changes in its customers’ businesses by updating existing products and introducing, in a timely fashion, products which meet the needs of its customers and the ability of the Company to respond rapidly to technological change. The failure of the Company to do any of the foregoing could result in a material adverse effect on its business, financial condition and results of operations. In addition, the Company may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company.

FLUCTUATIONS IN OPERATING RESULTS.    The Company has experienced fluctuations in its results of operations in large part due to the sale by the Company of its computer systems in relatively large dollar amounts to a relatively small number of customers. Operating results also have fluctuated due to competitive pricing programs and volume discounts, the loss of customers, market acceptance of the Company’s products, product obsolescence and general economic conditions. In addition, the Company, from time to time, has entered into contracts to engineer a specific solution based on modifications to the Company’s standard products (a “development contract”). The Company’s gross margins from development contract revenues are typically lower than the Company’s gross margins from standard product revenues. The Company intends to continue to enter into development contracts and anticipates that the gross margins associated with development contract revenues will continue to be lower than its gross margins from standard product sales. The Company expects research and development expenses to continue to increase as the Company continues to develop products to serve its markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost-effective basis is a critical factor in securing design wins for future generations of defense electronics and medical imaging systems. Significant research and development spending by the Company does not ensure its computer systems will be designed into a customer’s system. Because future production orders are usually contingent upon securing a design win, the Company’s operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

The Company’s quarterly results may be subject to fluctuations resulting from the foregoing factors as well as from a number of other factors, including the timing of significant orders, delays in completion of internal product development projects, delays in shipping the Company’s computer systems and software programs, delays in acceptance testing by customers, a change in the mix of products sold to the defense electronics, medical imaging and other markets, production delays due to quality problems with outsourced components, shortages of components, the timing of product line transitions and declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology. Another factor contributing to fluctuations in quarterly results is the fixed nature of the Company’s expenditures on personnel, facilities and marketing programs. The Company’s expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company’s expectations of future revenues. If actual quarterly revenues are below management’s expectations, results of operations likely will be adversely affected. As a result of the foregoing factors, the Company’s operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the price of the Company’s Common Stock.

DEPENDENCE ON SUPPLIERS.    Several components used in the Company’s products are currently obtained from sole-source suppliers. Mercury is dependent on key vendors like LSI Logic, Atmel and Toshiba for custom-designed ASICs, as well as Motorola for many of its PowerPC line of processors and IBM for a specific SRAM. Generally, suppliers may terminate their contract with the Company without cause upon 30-days notice and may cease offering products to the Company upon 180-days notice. If LSI Logic, Atmel, Toshiba, IBM or Motorola were to limit or reduce the sale of such components to the Company, or if these or other component suppliers to the Company, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, such events could have a material adverse effect on the Company’s business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to the Company or its customers; thereby adversely affecting the Company’s business and customer relationships. The Company has no guaranteed supply arrangements with its suppliers and there can be no assurance that its suppliers will continue to meet the Company’s requirements. If the Company’s supply arrangements are interrupted, there can be no assurance that the Company would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in the Company’s products, or the inability of the Company to procure these components from alternate sources on acceptable terms could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Significant increases in the prices of these components could also materially adversely affect the Company’s financial performance since the Company may not be able to adjust product pricing to reflect the increase in component costs. The Company could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on the Company’s business, financial condition and results of operations.

DEPENDENCE ON CONTRACT MANUFACTURERS.    The Company relies on contract manufacturers to build hardware sub-assemblies for the Company’s products in accordance with the Company’s specifications. During the normal course of business, the Company may provide demand forecasts to our contract manufacturers up to five months prior to scheduled delivery of products to its customers. If the Company overestimates its requirements, the contract manufacturers may assess cancellation penalties or may result in excess inventory, which may negatively impact earnings. If the Company underestimates its requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of its products and result in delays in shipment to customers and revenue recognition. The Company may not be able to effectively manage the relationship with its contract manufacturers, and such contract manufacturers may not meet our future requirements for timely delivery. The Company’s contract manufacturers also build products for other companies, and cannot assure the Company that they will always have sufficient quantities of inventory available to fill the Company’s orders or that they will allocate their internal resources to fill these orders on a timely basis. The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins. In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While to date there has been no significant impact on the Company’s contract manufacturers, future acquisitions could potentially have an adverse effect on its working relationship with its contract manufacturers.

DEPENDENCE UPON KEY PERSONNEL AND SKILLED EMPLOYEES.    The Company is largely dependent upon the skills and efforts of its senior management, particularly James R. Bertelli, its president and chief executive officer, as well as its managerial, sales and technical employees. None of the senior management of the Company are subject to any employment contract or non-competition agreement. The Company maintains key-man life insurance on Mr. Bertelli and certain other senior managers. The loss of services of any of its executives or other key personnel could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future success will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, technical development professionals with the skills and experience necessary to perform the services offered by the Company. The Company’s ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards, technologies and client preferences. The inability to hire additional qualified personnel could impair the Company’s ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.    The Company markets and sells its products in certain international markets, and the Company has established offices and subsidiaries in the United Kingdom, Japan, the Netherlands and France. Foreign-based revenue is determined based on the country in which the legal subsidiary is domiciled, and represented less than 10% of the Company’s total revenue for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable intellectual property laws, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of the Company’s international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company’s future international activities and, consequently, on the Company’s business, financial condition or results of operations.

ACQUISITIONS.    Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value. The Company has considered and completed strategic acquisitions in the past, including the acquisition in 2002 of Myriad. In addition, in the future the Company may acquire or make investments in complementary companies, products or technologies. The Company may not be able to fully integrate Myriad or any acquired companies, products or technologies successfully. In connection with any acquisitions or investments it could: issue stock that would dilute the Company’s existing shareholders’ percentage ownership; incur debt and assume liabilities; obtain financing on unfavorable terms; incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs; incur large and immediate write-offs related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies’ premises; and reduce the cash that would otherwise be available to fund the Company’s operations or to use for other purposes. The Myriad acquisition and future potential acquisitions may pose additional risks to the Company’s operations, including: problems and increased costs in connection with integration of the personnel, operations, technologies or products of the acquired companies; unanticipated costs; diversion of management’s attention from its core business; adverse effects on business relationships with the Company’s suppliers and customers and those of the acquired company; acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company; entering markets in which the Company has no, or limited, prior experience; and potential loss of key employees, particularly those of the acquired organization. Failure to successfully integrate any future acquisition may harm the Company’s business.

TECHNOLOGICAL CHANGES; RISK OF DESIGN-IN PROCESS.    The Company’s future success will depend in part on its ability to enhance its current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense electronics market, in particular, demands frequent technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, the Company must be able to demonstrate its ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that the Company will be able to secure an adequate number of defense electronics design wins in the future, that the equipment in which the Company’s products are intended to function eventually will be deployed in the field, or that the Company’s products will be included in such equipment if it eventually is deployed.

Customers in the medical imaging and OEM solutions markets, including the semiconductor imaging market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycle. There can be no assurance that the Company will be selected to participate in the future design of any medical or semiconductor imaging equipment, or that, if selected, the Company will generate any revenues for such design work. Failure to participate in future designs of medical or semiconductor imaging equipment could have a material adverse effect on the Company’s business, financial condition and results of operations.

The design-in process is typically lengthy and expensive, and there can be no assurance that the Company will be able to continue to meet the product specifications of its OEM customers in a timely and adequate manner. In addition, any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, could have a material adverse effect on the Company’s business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop or introduce competitive new products on a timely basis, its future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

LIMITED PROTECTION OF PROPRIETARY RIGHTS; POTENTIAL INFRINGEMENT OF THIRD-PARTY RIGHTS.    There can be no assurance that the Company’s means of protecting its proprietary rights in the U.S. or abroad will be adequate, or that others will not develop technologies similar or superior to the Company’s technology or design around the proprietary rights owned by the Company. In addition, there can be no assurance that others will not assert claims of infringement against the Company in the future or that, if made, such claims will not be successful.

RESEARCH AND DEVELOPMENT.    The Company’s industry is characterized by the need for continued investment in research and development. If the Company fails to invest sufficiently in research and development, the Company’s products could become less attractive to potential customers, and its business and financial condition could be materially adversely affected. As a result of the Company’s need to maintain or increase its spending levels in this area and the difficulty in reducing costs associated with research and development, the Company’s operating results could be materially harmed if its revenues fall below expectations. In addition, as a result of Mercury’s commitment to invest in research and development, spending levels of research and development expenses as a percent of revenues may fluctuate in the future.

STOCK PRICE VOLATILITY.    The Company’s stock price, like that of other technology companies, has been extremely volatile. When the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of Mercury’s stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. In addition, the lawsuit could divert the time and attention of our management. The stock market in general, and technology companies like Mercury in particular, may continue to experience volatility in their stock prices. Such volatility may or may not be related to the operating performance of the Company. The continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat can be expected to cause continued volatility in securities markets.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk from June 30, 2002.

Item 4.     Controls and Procedures.

Within the ninety day period prior to filing the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its Principal Executive Officer and Principal Financial Officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities. In connection with the new rules, we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

In July 1999, a former employee brought a wrongful termination action against the Company and certain officers of the Company. The plaintiff seeks severance pay, the right to purchase 60,000 shares of the Company’s common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, and other financial consideration. The Company has objected to the claims and is aggressively defending against the action. The testimony and final argument phases of binding arbitration have been completed and a final ruling is anticipated before December 31, 2002. Management believes, after consultation with external counsel, that a loss from this action is not probable. Accordingly, no loss accrual has been recorded. If the plaintiff prevails on his claims, depending on the price of the Company’s common stock, a judgment against the Company could be awarded for a material amount.

In addition, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of its operations.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 6.     Exhibits and Reports Filed on Form 8-K

(a)    Exhibits.

Item No.	Description of Exhibit

3.1	Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.)

3.2	Bylaws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).)

4.1	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).)

(b)    Reports on Form 8-K.

None

MERCURY COMPUTER SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY COMPUTER SYSTEMS, INC.

Date: November 12, 2002	By:	/s/ JOHN F. ALEXANDER II
John F. Alexander II Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

I, John F. Alexander II, Senior Vice President, Chief Financial Officer and Treasurer [Principal Financial Officer] of Mercury Computer Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury Computer Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ JOHN F. ALEXANDER II
John F. Alexander II Senior Vice President, Chief Financial Officer and Treasurer [Principal Financial Officer]

I, James R. Bertelli, President, Chief Executive Officer [Principal Executive Officer] of Mercury Computer Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury Computer Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ JAMES R. BERTELLI
James R. Bertelli Chief Executive Officer [Principal Executive Officer]

Mercury Computer Systems, Inc.

Certification Pursuant To
18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 906 of the Sarbanes/Oxley Act of 2002

In connection with the Quarterly Report of Mercury Computer Systems, Inc. (the “Company”) on  Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, John F. Alexander II, Senior Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002	/s/ JOHN F. ALEXANDER II
John F. Alexander II Senior Vice President, Chief Financial Officer and Treasurer

Mercury Computer Systems, Inc.

Certification Pursuant To
18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 906 of the Sarbanes/Oxley Act of 2002

In connection with the Quarterly Report of Mercury Computer Systems, Inc. (the “Company”) on  Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, James R. Bertelli, President and Chief Executive Officer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002	/s/ JAMES R. BERTELLI
James R. Bertelli President/Chief Executive Officer

EXHIBIT INDEX

Item No.	Description of Exhibit

3.3	Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.)

3.4	Bylaws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).)

4.2	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).)