Form 10-Q
period 2002-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2003-02-14
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT HAVE 1934

For the quarterly period ended December 31, 2002                                     Commission File Number 0-23599

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act).    YES ☒    NO ☐

Number of shares outstanding of the issuer’s classes of common stock as of January 31, 2003:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,214,210

MERCURY COMPUTER SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002 (unaudited)	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$51,050	$17,513
Marketable securities	45,115	37,997
Accounts receivable, net of allowances of $691 and $792 at December 31, 2002 and June 30, 2002, respectively	16,370	31,797
Inventory	12,759	14,540
Deferred tax assets, net	5,621	5,621
Prepaid income taxes	—	3,120
Prepaid expenses and other current assets	3,761	3,950

Total current assets	134,676	114,538
Marketable securities	11,538	15,870
Property and equipment, net	27,099	27,961
Goodwill	4,225	4,225
Acquired intangible assets, net	2,764	3,188
Deferred tax assets, net	435	435
Other assets	945	894

Total assets	$181,682	$167,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,179	$4,673
Accrued expenses	4,639	5,291
Accrued compensation	7,244	6,277
Capital lease obligations	—	92
Notes payable	692	667
Income taxes payable	1,214	—
Deferred revenues and customer advances	3,391	1,487

Total current liabilities	22,359	18,487
Notes payable	11,965	12,318
Deferred compensation	631	581

Total liabilities	34,955	31,386
Stockholders’ equity:
Common stock, $.01 par value; 65,000,000 shares authorized; 22,357,552 and 22,268,427 shares issued at December 31, 2002 and June 30, 2002, respectively; 21,198,560 and 21,124,627 shares outstanding at December 31, 2002 and June 30, 2002, respectively	224	222
Additional paid-in capital	51,369	49,863
Treasury stock, at cost, 1,158,992 and 1,143,800 shares at December 31, 2002 and June 30, 2002, respectively	(35,481)	(34,993)
Retained earnings	130,469	120,353
Accumulated other comprehensive income	146	280

Total stockholders’ equity	146,727	135,725

Total liabilities and stockholders’ equity	$181,682	$167,111

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Net revenues	$47,665	$37,435	$87,072	$72,296
Cost of revenues	16,573	12,607	30,319	23,489

Gross profit	31,092	24,828	56,753	48,807
Operating expenses:
Selling, general and administrative	13,905	12,423	26,466	24,373
Research and development	9,726	8,462	18,850	16,317

Total operating expenses	23,631	20,885	45,316	40,690

Income from operations	7,461	3,943	11,437	8,117
Interest income	502	1,068	983	2,247
Interest expense	(233)	(330)	(469)	(501)
Equity loss in joint venture	—	(872)	—	(1,752)
Gain on sale of division, net	1,600	1,600	3,200	3,200
Other income (expense), net	26	(174)	164	(186)

Income before income taxes	9,356	5,235	15,315	11,125
Income tax provision	2,901	1,453	4,748	3,338

Net income	$6,455	$3,782	$10,567	$7,787

Net income per share:
Basic	$0.30	$0.17	$0.50	$0.36

Diluted	$0.29	$0.16	$0.48	$0.33

Weighted average shares outstanding:
Basic	21,174	21,985	21,154	21,924

Diluted	22,131	23,424	21,979	23,327

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$10,567	$7,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,021	3,305
Gain on sale of division	(3,200)	(3,200)
Equity loss in joint venture	—	1,752
Tax benefit from stock options	447	1,173
Stock-based compensation	252	420
Changes in operating assets and liabilities:
Accounts receivable	15,427	7,849
Inventory	1,869	(592)
Prepaid expenses and other current assets	223	(46)
Other assets	(52)	(312)
Accounts payable and accrued expenses	859	(671)
Deferred revenues and customer advances	1,904	(90)
Income taxes	4,326	(8,967)

Net cash provided by operating activities	36,643	8,408

Cash flows from investing activities:
Purchases of marketable securities	(50,847)	(42,723)
Sales of marketable securities	47,849	29,783
Purchases of property and equipment	(2,717)	(2,615)
Proceeds from sale of division	3,200	3,200
Investment in joint venture	—	(1,000)

Net cash used in investing activities	(2,515)	(13,355)

Cash flows from financing activities:
Proceeds from employee stock purchase plan and the exercise of stock options	1,422	2,919
Purchases of treasury stock	(1,553)	—
Principal payments under notes payable	(328)	(307)
Principal payments under capital lease obligations	(92)	(194)

Net cash provided by (used in) financing activities	(551)	2,418

Net increase (decrease) in cash and cash equivalents	33,577	(2,529)
Effect of exchange rate change on cash and cash equivalents	(40)	(21)
Cash and cash equivalents at beginning of period	17,513	13,307

Cash and cash equivalents at end of period	$51,050	$10,757

Cash paid during the period for:
Interest	$469	$501
Income taxes	743	10,978

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

B.    BASIS OF PRESENTATION

The accompanying financial data as of December 31, 2002 and for the three months and six months ended December 31, 2002 and December 31, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2002, results of operations for the three- and six-month periods ended December 31, 2002 and 2001, and cash flows for the six-month periods ended December 31, 2002 and 2001 have been made. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

C.    INVENTORY

	December 31, 2002	June 30, 2002
Raw materials	$5,715	$7,601
Work in process	2,931	2,363
Finished goods	4,113	4,576

Total	$12,759	$14,540

D.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income	$6,455	$3,782	$10,567	$7,787

Shares used in computation of net income per share—basic	21,174	21,985	21,154	21,924
Potential dilutive common shares:
Stock options	957	1,439	825	1,403

Shares used in computation of net income per share—diluted	22,131	23,424	21,979	23,327

Net income per share—basic	$0.30	$0.17	$0.50	$0.36

Net income per share—diluted	$0.29	$0.16	$0.48	$0.33

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 1,710,170 and 283,200 shares of common stock outstanding during the three months ended December 31, 2002 and 2001, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market price of the Company’s common stock during the period. Options to purchase 2,089,642 and 357,335 shares of common stock outstanding during the six months ended December 31, 2002 and 2001, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market price of the Company’s common stock during the period.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The application of this standard will have no impact on the Company’s consolidated financial position or results of operations.

F.    COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income	$6,455	$3,782	$10,567	$7,787
Other comprehensive income (loss):
Foreign currency translation adjustments	73	(7)	79	24
Change in unrealized gain (loss) on marketable securities	(22)	(98)	(211)	87

Other comprehensive income (loss)	51	(105)	(132)	111

Total comprehensive income	$6,506	$3,677	$10,435	$7,898

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.    OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has four operating and reportable segments: Defense Electronics, Medical Imaging, OEM Solutions and Wireless Communications. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment, and the Company’s management structure.

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

	Defense Electronics	Medical Imaging	OEM Solutions	Wireless Communications	Corporate and Other	Total
Three months ended December 31, 2002
Sales to unaffiliated customers	$31,666	$10,369	$5,630	—	—	$47,665
Profit (loss) from operations (1)	17,414	4,813	2,201	$(1,652)	$(13,420)	9,356
Depreciation and amortization expense	162	19	13	97	1,748	2,039
Three months ended December 31, 2001
Sales to unaffiliated customers	$24,869	$10,610	$1,956	—	—	$37,435
Profit (loss) from operations (1)	14,861	4,541	(119)	$(1,711)	$(12,337)	5,235
Depreciation and amortization expense	78	27	11	19	1,527	1,662
Six months ended December 31, 2002
Sales to unaffiliated customers	$57,181	$20,213	$9,678	—	—	$87,072
Profit (loss) from operations (1)	30,468	9,731	3,852	$(3,326)	$(25,410)	15,315
Depreciation and amortization expense	273	38	25	187	3,498	4,021
Six months ended December 31, 2001
Sales to unaffiliated customers	$46,438	$20,538	$5,320	—	—	$72,296
Profit (loss) from operations (1)	28,099	8,915	1,203	$(3,498)	$(23,594)	11,125
Depreciation and amortization expense	193	59	21	79	2,953	3,305

(1)	Profit (loss) from operations of each reporting segment excludes the effects of research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment, as well as all non-operating items including net interest income, equity loss in joint venture, and gain on sales of division and joint venture, all of which are reflected in the Corporate and Other category.

In January 2003, the Company announced the reorganization of its business units. As of January 2003, the Wireless Communications group will no longer exist as a stand-alone business unit, and the resources and personnel of the Wireless Communications group will be allocated to the Defense Electronics and OEM Solutions groups. The Company will begin to report its operating segment results pursuant to this new structure in the quarter ending March 31, 2003.

H.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS:

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. Mercury adopted SFAS 142 as of July 1, 2001.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2002, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($194)	$2,906	4 years
Licensing agreement	300	(18)	282	4 years

Total acquired intangible assets	$3,400	($212)	$3,188

At December 31, 2002, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($581)	$2,519	4 years
Licensing agreement	300	(55)	245	4 years

Total acquired intangible assets	$3,400	($636)	$2,764

Amortization expense related to acquired intangible assets for the three and six months ended December 31, 2002 was $212 and $424, respectively. There was no amortization expense during the three and six months ended December 31, 2001. Estimated remaining amortization expense for each of the four succeeding fiscal years is as follows:

Year	Amount
2003 (remainder)	$425
2004	850
2005	850
2006	639

$2,764

At December 31, 2002, goodwill from an acquisition of $4,225 is allocated to the Defense Electronics reportable segment.

I.    LEGAL PROCEEDINGS

In July 1999, a former employee alleged a wrongful termination action against the Company and certain officers of the Company. The former employee sought severance pay, the right to purchase 60,000 shares of the Company’s common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, reimbursement of relocation costs and bonus compensation. The Company and the former employee entered into binding arbitration in the Commonwealth of Massachusetts. In December 2002, an award was entered in favor of the employee on one count, and for the Company and certain officers of the Company on the remainder of the counts. As a result of the award, the Company recorded an expense in the second quarter of fiscal 2003 of approximately $800,000, which was included in selling, general and administrative expenses. In January 2003, all obligations under the award were settled.

In addition, the Company is subject to other legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of its operations.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.    STOCK REPURCHASE

In October 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors and authorizes the Company to purchase up to $12.5 million in Company common stock from time to time through December 31, 2003, unless extended or curtailed by the Board of Directors. Repurchased shares will become authorized but unissued shares and will be used for general corporate purposes, including the issuance of shares in connection with the Company’s employee stock option and purchase plans. As of December 31, 2002, the Company had purchased 50,000 shares of common stock at a cost of $1.6 million under this program. Accordingly, the Company has $10.9 million available for future share repurchases under the program. The Company completed a previous stock repurchase program in the fiscal year ended June 30, 2002.

K.    STOCK-BASED COMPENSATION

The Company previously adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and as permitted by this standard, will continue to apply Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans. The Company is required to annually disclose the pro forma net income and net income per common share amounts as if compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans. Had compensation expense for the stock-based compensation plans been accounted for at fair value according to SFAS 123, amounts reported in the Consolidated Statements of Operations for the three and six months ended December 31, 2002 and 2001 would have been as follows on a pro forma basis as compared to amounts reported (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
As reported:
Net income	$6,455	$3,782	$10,567	$7,787
Net income per share—basic	0.30	0.17	0.50	0.36
Net income per share—diluted	0.29	0.16	0.48	0.33

Pro forma:
Net income	$2,212	$547	$2,285	$1,990
Net income per share—basic	0.10	0.02	0.11	0.09
Net income per share—diluted	0.10	0.02	0.10	0.09

The weighted average grant-date fair values for options granted during the three and six months ended December 31, 2002 were $19.10 and $13.71, respectively, per option. The weighted average grant-date fair values for options granted during the three and six months ended December 31, 2001 were $27.61 and $25.37, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended December 31, 2002	Three months ended December 31, 2002	Three and six months ended December 31, 2001
Option life	6 years	6 years	6 years
Risk free interest rate	4.64%	3.07%	4.68%
Stock volatility	81%	80%	81%
Dividend rate	0%	0%	0%

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.    PRODUCT WARRANTY LIABILITY

The Company’s product sales include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2002:

Balance at June 30, 2002	$835
Accruals for warranties issued during the period	672
Settlements made during the period	(648)

Balance at December 31, 2002	$859

Item 2.    Management Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are “forward-looking statements” which involve risks and uncertainties. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “plan,” “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Actual results, performances or achievements may differ materially from the anticipated future results, performances or achievements expressed or implied by these forward-looking statements. Important factors that may cause the Company’s actual results to differ from forward-looking statements include, but are not limited to those referenced in the section entitled “Factors that may Affect Future Results” in Part I—Item 2 of this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

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

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition; allowances for bad debts; the valuation of inventory, long-lived assets and income tax assets; and warranties, contingencies and litigation. The Company bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable

Revenue from system sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Certain contracts with customers require the Company to perform tests of its products prior to shipment to ensure their performance complies with the Company’s published product specifications and, on occasion, with additional customer-requested specifications. In these cases, the Company conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, the Company believes that no further customer testing requirements exist and that there is no uncertainty of non-acceptance by its customer. In the rare instance that customer payment is conditioned upon final acceptance testing by the customer at its own facility, the Company does not recognize any revenue until the final acceptance testing has been completed and written confirmation from the customer has been received.

The Company does not provide its customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated warranty costs upon product shipment.

Installation of the Company’s products requires insignificant effort that does not alter the capabilities of the Company’s products and may be performed by its customers or other vendors. If an order includes installation or training services that are undelivered at the time of product shipment, the Company defers revenue equal to the fair value of the installation or training obligations until such time as the services have been provided. The Company determines these fair values based on the price typically charged to its customers who purchase these services separately.

In limited circumstances, the Company engages in long-term contracts to design, develop, manufacture or modify complex equipment. For these contracts, the Company recognizes revenue using the percentage-of-completion method of contract accounting, measuring progress towards completion based on contract cost incurred to date as compared with total estimated contract costs. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined.

For transactions involving the licensing of stand-alone software products and of software that is not incidental to the product, the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable, and collection of the related receivable is reasonably assured. The Company’s stand-alone software products are not deemed essential to the functionality of any hardware system and do not require installation by the Company or significant modification or customization of the software. The fair value of maintenance agreements related to stand-alone software products is recognized as revenue ratably over the term of each maintenance agreement.

At the time of product shipment, the Company assesses collectibility of trade receivables based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. If the Company determines that collectibility of a particular sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon receipt of payment from the customer. After the time of sale, the Company assesses its exposure to changes in its customers’ abilities to pay outstanding receivables and records allowances for such potential bad debts.

Inventory

Inventory, which include materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net-realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets

The Company assesses the impairment of acquired intangible assets, property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could indicate impairment include significant underperformance relative to prior operating results projections, significant changes in the manner of the Company’s use of the asset or the strategy for the Company’s overall business and significant negative industry or economic trends. When the Company determines that the carrying value of acquired intangible assets, property and equipment or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

Income Tax Assets

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. Realization of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income. The Company believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income; however, there can be no assurance that the Company will be able to meet its expectations of future income.

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Revenues	100%	100%	100%	100%
Cost of revenues	34.8	33.7	34.8	32.5

Gross profit	65.2	66.3	65.2	67.5
Operating expenses:
Selling, general and administrative	29.1	33.2	30.4	33.7
Research and development	20.4	22.6	21.7	22.6

Total operating expenses	49.5	55.8	52.1	56.3
Income from operations	15.7	10.5	13.1	11.2
Other income, net	3.9	3.5	4.5	4.2

Income before income taxes	19.6	14.0	17.6	15.4
Provision for income taxes	6.1	3.9	5.5	4.6

Net income	13.5%	10.1%	12.1%	10.8%

The following table sets forth revenues by operating segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Defense Electronics	66%	67%	66%	64%
Medical Imaging	22	28	23	29
OEM Solutions	12	5	11	7

Total revenues	100%	100%	100%	100%

NET REVENUES

The Company’s total revenues increased 27% or $10.3 million to $47.7 million for the three months ended December 31, 2002 compared to $37.4 million during the same period in fiscal 2002. Revenues increased 20% or $14.8 million to $87.1 million for the six months ended December 31, 2002 compared to $72.3 million during the same period in fiscal 2002.

Defense electronics revenues increased 27% or $6.8 million to $31.7 million for the three months ended December 31, 2002 compared to $24.9 million during the same period in fiscal 2002. Defense revenues increased 23% or $10.8 million to $57.2 million for the six months ended December 31, 2002 compared to $46.4 million during the same period in fiscal 2002. The increases in defense electronics revenues were primarily due to an increase of approximately $5.0 million for defense rated orders and shipments that were accelerated to meet specific customer requirements and revenues attributed to the acquisition of Myriad Logic Inc. (“Myriad”) in April 2002. The Company continues to experience limited visibility into the defense programs that utilize the Company’s products.

Medical imaging revenues decreased 2% or $0.2 million to $10.4 million for the three months ended December 31, 2002 compared to $10.6 million during the same period in fiscal 2002. Medical imaging revenues decreased 2% or $0.3 million to $20.2 million for the six months ended December 31, 2002 compared to $20.5 million during the same period in fiscal 2002. The decreases in medical imaging revenues represent a $2.1 million and $3.7 million decrease in revenues, respectively, for the three and six months ended December 31, 2002 for boards used in computed tomography (“CT”) imaging systems and to a lesser extent lower average selling prices of other modalities caused by pricing pressure, offset by increased shipments of digital x-ray and magnetic resonance imaging cardiology applications. The decrease in CT imaging revenues is expected to result in lower revenues in future periods.

OEM solutions revenues increased 188% or $3.6 million to $5.6 million for the three months ended December 31, 2002 compared to $2.0 million during the same period in fiscal 2002. OEM Solutions revenues increased 82% or $4.4 million to $9.7 million for the six months ended December 31, 2002 compared to $5.3 million during the same period in fiscal 2002. The increases in revenues were due primarily to increased sales of airport baggage scanning systems and increased shipments of development systems to semiconductor customers. OEM solutions revenues continue to be negatively impacted by the continuing depressed state of the semiconductor market and as a result revenues may decrease in future periods.

GROSS MARGIN

Gross margin was 65.2% for the second quarter of fiscal 2003, a decrease of 1.1 points from the 66.3% gross margin achieved in the second quarter of fiscal 2002. Gross margin was 65.2% for the first six months of fiscal 2003, a decrease of 2.3 points from the 67.5% gross margin achieved in the first six months of fiscal 2002. The decreases in gross margin were primarily due to the inclusion of Myriad revenues which carry a lower margin and which led to a 0.6 point and 1.4 point decrease in gross margin for the three and six month ended December 31, 2002, respectively, and to a lesser extent, increased manufacturing and customer support costs to support increased revenues as well as increased defense electronics sales of integrated systems that combine purchased third-party content with Mercury products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses increased 12% or $1.5 million to $13.9 million for the three months ended December 31, 2002 compared to $12.4 million during the same period in fiscal 2002. Selling, general, and administrative expenses increased 9% or $2.1 million to $26.5 million for the six months ended December 31, 2002 compared to $24.4 million during the same period in fiscal 2002. The increases in expenses were primarily due to an arbitration award against the Company of approximately $0.8 million and the inclusion of Myriad, which contributed approximately $0.7 million and $1.5 million, including amortization of intangibles of $0.2 million per quarter, in selling, general and administrative expenses during the three and six months ended December 31, 2002, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 15% or $1.2 million to $9.7 million for the three months ended December 31, 2002 compared to $8.5 million during the same period in fiscal 2002. Research and development expenses increased 16% or $2.6 million to $18.9 million for the six months ended December 31, 2002 compared to $16.3 million during the same period in fiscal 2002. The increases in research and development expenses were due primarily to the hiring of additional software and hardware engineers to develop and enhance the features and functionality of the Company’s products, the development of new products, and the inclusion of Myriad, which contributed approximately $0.2 million and $0.4 million in research and development expenses during the three and six months ended December 31, 2002, respectively.

INTEREST INCOME, NET

Interest income, net of interest expense decreased $0.4 million to $0.3 million for the three months ended December 31, 2002 compared to $0.7 million during the same period in fiscal 2002. Interest income, net of interest expense decreased $1.2 million to $0.5 million for the six months ended December 31, 2002 compared to $1.7 million during the same period in fiscal 2002. The decreases were primarily due to lower interest rates in fiscal 2003 than in fiscal 2002.

EQUITY LOSS IN JOINT VENTURE

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company recognized losses related to the operations of AgileVision of $0.9 million and $1.8 million during the three and six months ended December 31, 2001.

GAIN ON THE SALE OF DIVISION, NET

The Company recorded gains of $1.6 million and $3.2 million during each of the three- and six-month periods ended December 31, 2002 and 2001, respectively, as the result of the sale of its shared storage business unit (“SSBU”) to IBM. The last payment by IBM is scheduled for the third quarter of fiscal 2003 in the amount $1.6 million, which could increase to $2.6 million depending upon the timing of the release of $1.0 million held in escrow. All future payments by IBM will be similarly recorded as gains when collected.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $2.9 million during the three months ended December 31, 2002 reflecting a 31% tax rate as compared to a $1.5 million tax provision during the three months ended December 31, 2001, reflecting a 28% tax rate. The Company recorded a tax provision of $4.7 million during the six months ended December 31, 2002 reflecting a 31% tax rate as compared to a $3.3 million tax provision during the six months ended December 31, 2001, reflecting a 30% tax rate. The estimated fiscal 2003 tax rate and the actual fiscal 2002 tax rates are less than the U.S. statutory tax rate of 35% primarily due to research and development credits, tax-exempt interest and the foreign service corporation benefit.

SEGMENT OPERATING RESULTS

Operating profit (loss) of the Company’s reportable segments includes the effects of revenues, cost of revenues and operating expenses that are directly attributable to a particular segment. Operating profit (loss) of reportable segments excludes the effects of (1) research and development expense, (2) operating expenses that are not directly attributable to a particular segment and are unallocated, and (3) all non-operating expenses such as taxes and items comprising interest and other income (expense), net.

Operating profit of the defense electronics segment increased 17% or $2.5 million to $17.4 million for the three months ended December 31, 2002 from $14.9 million for the same period of fiscal 2002, and increased 9% or $2.4 million to $30.5 million for the six months ended December 31, 2002 from $28.1 million for the same period of fiscal 2002. The increase in operating profit for the three months ended December 31, 2002 was primarily due to the 27% increase in revenues in that period. The increase in operating profit for the six months ended December 31, 2002 was primarily due to the 23% increase in revenues in that period.

Operating profit of the medical imaging segment increased 6% or $0.3 million to $4.8 million for the three months ended December 31, 2002 from $4.5 million for the same period of fiscal 2002, and increased $0.8 million to $9.7 million for the six months ended December 31, 2002 from $8.9 million for the same period of fiscal 2002. The increases in operating profit for the three and six months ended December 31, 2002 were primarily due to decreased costs incurred in fiscal 2003 as compared to fiscal 2002, which included costs of a new medical development program.

Operating profit of the OEM solutions segment increased $2.3 million to $2.2 million for the three months ended December 31, 2002 from a operating loss $0.1 million for the same period of fiscal 2002, and increased $2.7 million to $3.9 million for the six months ended December 31, 2002 from $1.2 million for the same period of fiscal 2002. The increases in operating profit for the three and six months ended December 31, 2002 were primarily due to the $3.6 million and $4.4 million increases in revenues during the three and six months ended December 31, 2002, respectively.

Wireless Communications operating losses reflect a consistent investment in developing a wireless solution. To date, the Company has not recorded revenues from the sale of wireless products.

In January 2003, the Company announced the reorganization of its business units. As of January 2003, the Wireless Communications group will no longer exist as a stand-alone business unit, and the resources and personnel of the Wireless Communications group will be allocated to the Defense Electronics and OEM Solutions groups. The Company will begin to report its operating segment results pursuant to this new structure in the quarter ending March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had cash and marketable investments of approximately $107.7 million. During the six months ended December 31, 2002, the Company generated approximately $36.6 million in cash from operations compared to $8.4 million generated during the six months ended December 31, 2001. The $28.2 million increase in cash generated from operations during the six-month period ended December 31, 2002 as compared to 2001 was primarily the result of $13.3 million change in income taxes, $7.6 million reduction in receivables, $2.8 million increase in net income, $2.5 million reduction in inventories and to a lesser extent increases in current liabilities and deferred revenue. Days sales outstanding were 31 days and 65 days at December 31, 2002 and 2001, respectively.

During the six months ended December 31, 2002, the Company’s investing activities used cash of $2.5 million. During the period, investing activities consisted of net purchases of $3.0 million of marketable securities, $2.7 million for the purchase of computers, furniture and equipment, and the receipt of $3.2 million from the sale in fiscal 2001 of the Company’s SSBU division. During the six months ended December 31, 2001, the Company’s investing activities used cash of $13.4 million, which consisted of $12.9 million for the net purchase of marketable securities, a $1.0 million investment in a joint venture and $2.6 million for the purchase of computers, furniture and equipment and leasehold improvements. These cash outflows were partially offset by the receipt of $3.2 million from the sale of the SSBU division.

During the six months ended December 31, 2002 and 2001, the Company’s financing activities used cash of $0.6 million and provided cash of $2.4 million, respectively. These financing activities consisted primarily of inflows from the exercise of stock options and proceeds received from the employee stock purchase plan, offset by outflows from payments under capital lease obligations and debt and, in 2002, the repurchase of $1.6 million of treasury stock.

In October 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors and authorizes the Company to purchase up to $12.5 million in Company common stock from time to time through December 31, 2003, unless extended or curtailed by the Board of Directors. Repurchased shares will become authorized but unissued shares and will be used for general corporate purposes, including the issuance of shares in connection with the Company’s employee stock option and purchase plans. As of December 31, 2002, the Company had purchased 50,000 shares of common stock at a cost of $1.6 million under this program. Accordingly, the Company has $10.9 million available for future share repurchases under the program. The Company completed a previous stock repurchase program in the fiscal year ended June 30, 2002.

The terms of the Company’s mortgage note agreements contain certain covenants, which, among other provisions, require the Company to maintain a minimum net worth and prohibit the payment of cash dividends. The mortgage note agreements also include significant prepayment penalties. The Company was in compliance with all covenants of the note agreements as of December 31, 2002.

The following is a schedule of the Company’s contractual obligations outstanding at December 31, 2002:

	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Notes payable	$12,657	$692	$1,545	$1,787	$8,633
Interest due on notes payable	6,253	897	1,632	1,389	2,335
Unconditional purchase obligations	9,387	9,387	—	—	—
Operating leases	3,315	885	1,595	835	—

Total	$31,612	$11,861	$4,772	$4,011	$10,968

Management believes that the Company’s available cash, marketable securities and cash generated from operations will be sufficient to provide for the Company’s working capital and contractual obligations and capital expenditure requirements for the next twelve months. If the Company acquires one or more businesses or products, the Company’s capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company’s capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

ADDITIONAL INFORMATION ON STOCK OPTION PLANS AND GRANTS

The Company has five stock option plans. The 1982, 1991 and 1993 Stock Option Plans (the “Plans”) provide for the granting of options to purchase an aggregate of not more than 1,950,000 shares of the Company’s common stock to employees and directors. Under these Plans, options are granted at not less than the fair value of the stock on the date of grant as determined by the Board. The terms of the options are established by the Board on an individual basis. The options generally vest over periods of three to five years and have a term of 10 years.

The 1997 Stock Option Plan (the “1997 Plan”) provides for the granting of options to purchase an aggregate of not more than 6,650,000 shares of the Company’s common stock. The Plan provides for the grant of non-qualified and incentive stock options to employees and non-employees. Incentive and performance based non-qualified stock options are granted at an exercise price set by the Board of Directors not to be less than 100% of the fair value at the date of the grant. The Board of Directors determines the exercise price of all other options. The options vest over periods of four to five years and have a maximum term of 10 years. With the implementation of the 1997 Plan, no further stock options were granted under the 1982 and 1991 Stock Option Plans.

The 1998 Stock Option Plan (the “1998 Plan”) provides for the granting of options to purchase an aggregate of not more than 100,000 shares of the Company’s common stock. The 1998 Plan provides for the grant of non-qualified stock options to non-employee directors. Non-qualified stock options are granted with an exercise price at fair value of the stock at the date of the grant. The options vest over three years and have a maximum term of 10 years. With the implementation of the 1998 Plan, no further stock options were granted under the 1993 Stock Option Plan.

Employee and Executive Option Grants

Option grants for the period:

	Six months ended December 31, 2002	Year ended June 30,
		2002	2001
Grants during the period as a percentage of outstanding shares at the end of such period	3.8%	5.4%	4.2%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	23.4%	19.6%	10.2%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.9%	1.1%	0.4%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	16.9%	20.3%	17.0%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers.

Summary of stock option activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
July 1, 2001	3,044,039	$20.10
Grants	1,150,960	32.87
Exercises	(405,000)	8.12
Cancellations	(126,360)	19.16

June 30, 2002	3,663,639	$25.46
Grants	808,900	18.99
Exercises	(89,125)	9.06
Cancellations	(107,430)	27.85

December 31, 2002	4,275,984	$24.55

As of December 31, 2002, there were 1,788,309 shares available for future option awards.

Summary of in-the-money and out-of-the-money option information

As of December 31, 2002	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,214,276	$15.78	1,857,821	$21.13	3,072,097	$19.01
Out-of-the-money(1)	312,432	$40.19	891,455	$31.40	1,203,887	$38.67

Total options outstanding	1,526,708	$20.77	2,749,276	$26.64	4,275,984	$24.55

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of the Company’s common stock of $30.52 as of December 31, 2002.

Options Granted to Named Executive Officers, during the six months ended December 31, 2002:

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Weighted Average Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
James R. Bertelli	115,000	14.22%	$16.45	8/5/2012	$1,189,711	$3,014,962
John F. Alexander II	7,500	0.93%	$23.60	9/30/2012	$111,314	$282,092
Vincent A. Mancuso	15,000	1.85%	$19.01	8/2/2012	$179,329	$454,456
Douglas Flood	13,500	1.67%	$19.01	8/2/2012	$161,396	$409,010
Robert D. Becker	38,000	4.70%	$19.01	8/2/2012	$454,301	$1,151,288

(1)	Based on a year-to-date total of 808,900 shares subject to options granted to employees under the Company’s option plans.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Mercury’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Mercury’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Mercury’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Options Exercises and Remaining Holdings of Named Executive Officers

	During the six months ended December 31, 2002	Value Realized	Number of Securities Underlying Unexercised Options as of December 31, 2002:		Values of Unexercised In-the Money Options as of December 31, 2002: (1)
Name	Shares Acquired on Exercise		Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	—	164,577	193,980	2,974,498	1,877,192
John F. Alexander II	—	—	—	87,500	—	51,900
Vincent A. Mancuso	—	—	37,740	38,640	591,785	231,094
Douglas Flood	—	—	40,155	66,155	554,810	941,066
Robert D. Becker	—	—	11,175	84,675	7,082	455,982

(1)	Option values based on closing price of the Company’s common stock of $30.52 on December 31, 2002.

Stock Option Plans

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders	4,275,984	$24.55	1,788,309
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	4,275,984	$24.55	1,788,309

FACTORS THAT MAY AFFECT FUTURE RESULTS

Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business.

Sales of our computer systems to the defense electronics market accounted for approximately 65%, 67% and 71% of our revenues in fiscal 2002, 2001 and 2000, respectively, and approximately 66% of our revenues for the quarter ended December 31, 2002. Accordingly, reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in government administration, as well as developments in the geo-political environment such as the current “War on Terrorism” and the possible military action in Iraq, could have a significant impact on defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business, financial condition, or results of operations in the future.

We face the risks and uncertainties associated with defense related contracts.

Our defense related contracts and subcontracts are subject to special risks, including:

•	delays in funding;

•	reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes;

•	increased or unexpected costs under fixed price contracts; and

•	other factors that are not under our control.

In addition, our contracts with the United States and foreign governments and their prime and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

Because we contract to supply goods and services to the United States and foreign governments and their prime and subcontractors we also are subject to other risks, including:

•	contract suspensions;

•	protests by disappointed bidders of contract awards that can result in the reopening of the bidding process;

•	changes in governmental policies or regulations; and

•	other political factors.

Finally, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to us. We cannot assure that this increased bargaining power of the contractors will not adversely affect our business, financial condition or results of operations in the future.

The loss of one or more of our largest customers could adversely affect our business, financial condition and results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. We have several customers who comprise greater  than 10% of our revenues in any given quarter. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company collectively accounted for 40% of our revenues. In fiscal 2001, Lockheed Martin, Raytheon Company and GE Medical collectively accounted for 45% of our revenues. In fiscal 2000, Raytheon Company, Lockheed Martin, Northrop Grumman Corporation and GE Medical accounted for 57% of our revenues. Our largest customer in the medical imaging market, GE Medical, accounted for 57%, 52% and 59% of our aggregate sales to the medical imaging market in fiscal 2002, 2001 and 2000, respectively. For the three months ended December 31, 2002, Lockheed Martin, GE Medical, Raytheon Company and Northrop Grumman Corporation collectively accounted for 53% of our revenues. Customers in the defense electronics market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. In addition, our revenues are largely dependent upon the ability of our customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our sales to the medical imaging market could be adversely affected by changes in technology and health care reforms.

Sales of our computer systems to the medical imaging market accounted for approximately 28%, 24% and 19% of our revenues in fiscal 2002, 2001 and 2000, respectively. For the three months ended December 31, 2002 sales of our computer systems to the medical imaging market accounted for approximately 22% of our revenues. GE Medical Systems, Siemens Medical and Phillips Medical Systems account for substantially all of the Company’s medical imaging revenues for each of the three fiscal years ended June 30, 2002, 2001 and 2000, respectively and for the three and six months ended December 31, 2002. These customers are OEMs of medical imaging devices and, as a result, any change in the demand for medical imaging devices that renders any of our products unnecessary or obsolete, or any change in the technology in these devices, could have a material adverse effect on our business, financial condition and results of operations. In addition, these OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the United States as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer of our medical imaging products. We cannot assure that future health care or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad will not have a material adverse effect on our business, financial condition or results of operations.

If we are unable to respond adequately to our competition, we may lose existing customers and fail to win future business opportunities.

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Our competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, thereby reducing demand for our products. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets historically targeted by us could result in the loss of our existing customers and may have a negative impact on our ability to win future business opportunities. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within our target markets. We cannot assure that workstation manufacturers, other low-end single-board computer, and merchant board computer companies, or a new competitor, will not attempt to penetrate the high-performance market for defense electronics systems, which could have a material adverse effect on our business, financial condition and results of operations.

We face the continuing impact on our business of the slowdown in the growth rate of worldwide economies.

Our business has been, and may continue to be, negatively impacted by the slowdown in the economies of the United States, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of these capital investments. These reductions have been particularly severe in the electronics and semiconductor industries, which we serve. While our business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all of our business segments and is a contributor to the slower than normal customer orders. We cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of our business will rebound when the worldwide economies begin to grow, or if or when our growth rate will return to historical numbers.

Implementation of our expansion strategy may not be successful, which could affect our ability to increase our revenues.

Our expansion strategy includes developing new products and entering new markets. Our ability to compete in new markets will depend upon a number of factors including, without limitation:

•	our ability to create demand for our products in new markets;

•	our ability to manage our growth effectively;

•	the quality of our new products;

•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers; and

•	our ability to respond rapidly to technological change.

Our failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations than us.

We may be unable to obtain critical components from our suppliers, which could disrupt or delay our ability to deliver products to our customers.

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic, Atmel and Toshiba for custom-designed Application Specific Integrated Circuits (“ASICs”), as well as Motorola for many of our PowerPC line of processors and IBM for a specific Static Random Access Memory (“SRAM”). Generally, our suppliers may terminate their contract with us without cause upon 30-days notice and may cease offering us products upon 180-days notice. If any of our sole-source suppliers were to limit or reduce the sale of these components to us, or if these or other of our component suppliers, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, thereby adversely affecting our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. If our supply arrangements are interrupted, there can be no assurance that we will find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in our products, or our inability to procure these components from alternate sources on acceptable terms, could increase the cost or disrupt or delay our ability to deliver products to our customers and thereby have a material adverse effect on our business, financial condition and results of operations. We cannot assure that severe shortages of components will not occur in the future. We could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to efficiently manage our relationships with our contract manufacturers.

We rely on contract manufacturers to build hardware sub-assemblies for our products in accordance with our specifications. During the normal course of business, we may provide demand forecasts to our contract manufacturers up to five months prior to scheduled delivery of products to our customers. If we overestimate our requirements, the contract manufacturers may assess cancellation penalties or we may be left with excess inventory, which may negatively impact earnings. If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipment to customers and revenue recognition. We may not be able to effectively manage the relationship with our contract manufacturers, and the contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and they cannot assure us that they will always have sufficient quantities of inventory available to fill our orders or that they will allocate their internal resources to fill these orders on a timely basis. In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While to date there has been no significant impact on our contract manufacturers, future acquisitions could potentially have an adverse effect on our working relationship with our contract manufacturers.

Our performance may decline if we are unable to retain and attract key personnel.

We are largely dependent upon the skills and efforts of our senior management, particularly James R. Bertelli, our president and chief executive officer, as well as our managerial, sales and technical employees. None of our senior management or other key employees is subject to any employment contract or non-competition agreement. The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. We believe that there is a shortage of, and significant competition for, technical development professionals with the skills and experience necessary to perform the services offered by us. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards, technologies and client preferences. Difficulties in hiring additional qualified personnel could impair our ability to satisfy our growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that we will be successful in retaining current or future employees.

We are exposed to risks associated with international operations.

We market and sell our products in international markets, and we have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands and France. There are risks inherent in transacting business internationally, including:

•	changes in applicable laws and regulatory requirements;

•	export and import restrictions;

•	export controls relating to technology;

•	tariffs and other trade barriers;

•	less favorable intellectual property laws;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	political instability;

•	fluctuations in currency exchange rates;

•	expatriation controls; and

•	potential adverse tax consequences.

There can be no assurance that one or more of these factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

We may be unable to successfully integrate acquisitions that we make.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value. We completed strategic acquisitions in the past, including the acquisition in 2002 of Myriad. We may in the future acquire or make investments in complementary companies, products or technologies.

Future potential acquisitions may pose risks to our operations, including:

•	problems and increased costs in connection with integration of the personnel, operations, technologies or products of the acquired companies;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on business relationships with our suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which we have no, or limited, prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing shareholders’ percentage ownership;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large and immediate write-offs related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund our operations or to use for other purposes.

The failure to successfully integrate any future acquisition may have a material adverse effect on our business financial condition and results of operations.

If we are unable to respond to technological developments and changing customer needs on a timely and cost-effective basis, our results of operations may be adversely affected.

Our future success will depend in part on our ability to enhance our current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense electronics market, in particular, demands frequent technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must demonstrate our ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will secure an adequate number of defense electronics design wins in the future, that the equipment in which our products are intended to function eventually will be deployed in the field, or that our products will be included in such equipment if it eventually is deployed.

Customers in the medical imaging and OEM solutions markets, including the semiconductor imaging market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycle. There can be no assurance that we will be selected to participate in the future design of any medical or semiconductor imaging equipment, or that, if selected, we will generate any revenues for such design work. Failure to participate in future designs of medical or semiconductor imaging equipment could have a material adverse effect on our business, financial condition and results of operations.

The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of our OEM customers in a timely and adequate manner. In addition, any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, could have a material adverse effect on our business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results would be adversely affected. There can be no assurance that we will be successful in developing new products or enhancing our existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

We may be unsuccessful in protecting our intellectual property rights.

Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our current and future proprietary technology under current and future patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around the proprietary rights owned by us. In addition, our management may be distracted and we may incur substantial costs in attempting to protect our proprietary rights.

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even, if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products.

Our need for continued investment in research and development may increase our expenses and reduce our profitability.

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially adversely affected. As a result of our need to maintain or increase our spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if our revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, spending levels of research and developments expenses as a percent of revenues may fluctuate in the future.

Period-to-period comparisons of our results of operations may not be an accurate indication of future performance.

We have experienced fluctuations in our results of operations in large part due to the sale of our computer systems in relatively large dollar amounts to a relatively small number of customers. Our operating results also have fluctuated due to:

•	competitive pricing programs and volume discounts;

•	the loss of customers;

•	market acceptance of our products;

•	product obsolescence; and

•	general economic conditions.

In addition, from time to time, we have entered into contracts, referred to as development contracts, to engineer a specific solution based on modifications to our standard products. Our gross margins from development contract revenues are typically lower than our gross margins from standard product revenues. We intend to continue to enter into development contracts and anticipate that our gross margins associated with development contract revenues will continue to be lower than our gross margins from standard product sales.

We expect research and development expenses to continue to increase as we continue to develop products to serve our markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. Significant research and development spending by us does not ensure our computer systems will be designed into a customer’s system. Because future production orders are usually contingent upon securing a design win, our operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

Our quarterly results may be subject to fluctuations resulting from the foregoing factors as well as from a number of other factors, including:

•	the timing of significant orders;

•	delays in completion of internal product development projects;

•	delays in shipping our computer systems and software programs;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to the defense electronics, medical imaging and other markets;

•	production delays due to quality problems with outsourced components;

•	shortages and costs of components;

•	the timing of product line transitions; and

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology.

Another factor contributing to fluctuations in quarterly results is the fixed nature of our expenditures on personnel, facilities and marketing programs. Our expense levels for personnel, facilities and marketing programs are based, in significant part, on our expectations of future revenues. If actual quarterly revenues are below management’s expectations, results of operations likely will be adversely affected. As a result of the foregoing factors, our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

The trading price of our common stock may continue to be volatile which may adversely affect our business and investors in our common stock may experience substantial losses.

Our stock price, like that of other technology companies, has been extremely volatile. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of our management. The stock market in general, and technology companies like us in particular, may continue to experience volatility in their stock prices. This volatility may or may not be related to our operating performance. In addition, the continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat, as well as the uncertainty of military action against Iraq, can be expected to cause continued volatility in securities markets.

Item 3:     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk from June 30, 2002 to December 31, 2002.

Item 4.     Controls and Procedures.

Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its Principal Executive Officer and Principal Financial Officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities. We continue to review our disclosure controls and procedures, including our internal accounting controls and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

PART II.    Other Information

Item 1.    Legal Proceedings

In July 1999, a former employee alleged a wrongful termination action against the Company and certain officers of the Company. The former employee sought severance pay, the right to purchase 60,000 shares of the Company’s common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, reimbursement of relocation costs and bonus compensation. The Company and the former employee entered into binding arbitration in the Commonwealth of Massachusetts. In December 2002, an award was entered in favor of the employee on one count, and for the Company and certain officers of the Company on the remainder of the counts. As a result of the award, the Company recorded an expense in the second quarter of fiscal 2003 of approximately $800,000, which was included in selling, general and administrative expenses. In January 2003, all obligations under the award were settled.

In addition, the Company is subject to other legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of its operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 19, 2002, the Company held a Special Meeting in lieu of the 2002 Annual Meeting of Stockholders (the “Meeting”). At the Meeting, Dr. Gordon Baty and Sherman Mullin were reelected as directors for terms ending in 2005. The voting results were as follows:

Dr. Gordon Baty	For 17,202,324	Against 0	Withheld 1,051,412
Sherman Mullin	For 17,657,199	Against 0	Withheld 596,537

The terms of the following directors continued after the meeting: James R. Bertelli, Dr. Albert P. Belle Isle, James A. Dwyer, Russell K. Johnsen, and Richard P. Wallace. Melvin Sallen retired from the Board of Directors effective November 19, 2002.

At the Meeting, the stockholders approved an increase in the number of shares issuable pursuant to the Company’s 1997 Stock Option Plan from 5,650,000 shares to 6,650,000 shares. The voting results were as follows:

For 14,036,755	Against 4,124,318	Withheld 92,683

Item 6.    Exhibits and Reports Filed on Form 8-K

(a)    Exhibits.

Item No.	Description of Exhibit

3(i).1	Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.)

3(ii).1	Bylaws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).)

4.1	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).)

(b)    Reports on Form 8-K.

None

MERCURY COMPUTER SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2003

MERCURY COMPUTER SYSTEMS, INC.
By:	/s/ JOHN F. ALEXANDER II
John F. Alexander II Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

CERTIFICATION

I, John F. Alexander II, Senior Vice President, Chief Financial Officer and Treasurer [Principal Financial Officer] of Mercury Computer Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury Computer Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ JOHN F. ALEXANDER II
John F. Alexander II Senior Vice President, Chief Financial Officer and Treasurer [Principal Financial Officer]

CERTIFICATION

I, James R. Bertelli, President, Chief Executive Officer [Principal Executive Officer] of Mercury Computer Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury Computer Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ JAMES R. BERTELLI
James R. Bertelli President/Chief Executive Officer [Principal Executive Officer]

Mercury Computer Systems, Inc.

Certification Pursuant To

18 U.S.C. Section 1350,

As Adopted Pursuant To

Section 906 of the Sarbanes/Oxley Act of 2002

In connection with the Quarterly Report of Mercury Computer Systems, Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, John F. Alexander II, Senior Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2003	/s/ JOHN F. ALEXANDER II
John F. Alexander II Senior Vice President, Chief Financial Officer and Treasurer

Mercury Computer Systems, Inc.

Certification Pursuant To

18 U.S.C. Section 1350,

As Adopted Pursuant To

Section 906 of the Sarbanes/Oxley Act of 2002

In connection with the Quarterly Report of Mercury Computer Systems, Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, James R. Bertelli, President and Chief Executive Officer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2003	/s/ JAMES R. BERTELLI
James R. Bertelli President/Chief Executive Officer

EXHIBIT INDEX

Item No.	Description of Exhibit

3(i).1	Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.)

3(ii).1	Bylaws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002)

4.2	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).)