Form 10-Q
period 2003-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2003-05-14
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003                                                          Commission File Number 0-23599

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

YES   x               NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act).

YES   x               NO

Number of shares outstanding of the issuer’s classes of common stock as of April 30, 2003:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,139,727

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2003 (unaudited)	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$30,511	$17,513
Marketable securities	42,212	37,997
Accounts receivable, net of allowances of $591 and $792 at March 31, 2003 and June 30, 2002, respectively	21,102	31,797
Inventory	12,072	14,540
Deferred tax assets, net	5,621	5,621
Prepaid income taxes	—	3,120
Prepaid expenses and other current assets	2,690	3,950

Total current assets	114,208	114,538

Marketable securities	38,450	15,870
Property and equipment, net	26,923	27,961
Goodwill	4,225	4,225
Acquired intangible assets, net	2,551	3,188
Deferred tax assets, net	435	435
Other assets	913	894

Total assets	$187,705	$167,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,187	$4,673
Accrued expenses	4,303	5,291
Accrued compensation	7,169	6,277
Capital lease obligations	—	92
Notes payable	705	667
Income taxes payable	4,537	—
Deferred revenues and customer advances	2,413	1,487

Total current liabilities	23,314	18,487

Notes payable	11,784	12,318
Deferred compensation	613	581

Total liabilities	35,711	31,386
Commitments and contingencies (Note J)

Stockholders’ equity:
Common stock, $.01 par value; 65,000 shares authorized; 22,358 and 22,268 shares issued at March 31, 2003 and June 30, 2002, respectively; 21,136 and 21,125 shares outstanding at March 31, 2003 and June 30, 2002, respectively	224	222
Additional paid-in capital	52,221	49,863
Treasury stock, at cost, 1,222 and 1,144 shares at March 31, 2003 and June 30, 2002, respectively	(37,408)	(34,993)
Retained earnings	136,764	120,353
Accumulated other comprehensive income	193	280

Total stockholders’ equity	151,994	135,725

Total liabilities and stockholders’ equity	$187,705	$167,111

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Net revenues	$48,697	$34,864	$135,769	$107,160
Cost of revenues	16,804	13,448	47,123	36,937

Gross profit	31,893	21,416	88,646	70,223

Operating expenses:
Selling, general and administrative	13,415	11,654	39,881	36,027
Research and development	9,919	8,752	28,769	25,069

Total operating expenses	23,334	20,406	68,650	61,096

Income from operations	8,559	1,010	19,996	9,127

Interest income	434	917	1,417	3,164
Interest expense	(228)	(244)	(697)	(745)
Equity loss in joint venture	—	—	—	(1,752)
Gain on sales of division and joint venture	2,600	1,678	5,800	4,878
Other income (expense), net	32	10	196	(176)

Income before income taxes	11,397	3,371	26,712	14,496

Income tax provision	3,533	721	8,281	4,059

Net income	$7,864	$2,650	$18,431	$10,437

Net income per share:
Basic	$0.37	$0.12	$0.87	$0.48

Diluted	$0.35	$0.12	$0.84	$0.45

Weighted average shares outstanding:
Basic	21,188	21,804	21,165	21,884

Diluted	22,178	22,924	22,045	23,192

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$18,431	$10,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,119	4,751
Gain on sales of division and joint venture	(5,800)	(4,878)
Equity loss in joint venture	—	1,752
Tax benefit from stock options	576	1,403
Stock-based compensation	974	630
Changes in operating assets and liabilities:
Accounts receivable	10,861	14,604
Inventory	2,520	(2,189)
Prepaid expenses and other current assets	1,272	394
Other assets	(19)	(289)
Accounts payable and accrued expenses	14	(1,988)
Deferred revenues and customer advances	926	32
Income taxes	7,075	(8,778)

Net cash provided by operating activities	42,949	15,881

Cash flows from investing activities:
Purchases of marketable securities	(107,383)	(55,855)
Sales of marketable securities	80,553	57,995
Purchases of property and equipment	(4,417)	(3,945)
Proceeds from sale of division	5,800	4,800
Investment in joint venture	—	(1,000)

Net cash (used in) provided by investing activities	(25,447)	1,995

Cash flows from financing activities:
Proceeds from employee stock purchase plan and the exercise of stock options	2,118	3,377
Purchases of treasury stock	(5,746)	(17,545)
Principal payments under notes payable	(496)	(464)
Principal payments under capital lease obligations	(92)	(257)

Net cash used in financing activities	(4,216)	(14,889)

Effect of exchange rate change on cash and cash equivalents	(288)	(21)

Net increase in cash and cash equivalents	12,998	2,966
Cash and cash equivalents at beginning of period	17,513	13,307

Cash and cash equivalents at end of period	$30,511	$16,273

Cash paid during the period for:
Interest	$698	$745
Income taxes	2,338	11,132

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

The accompanying financial data as of March 31, 2003 and for the three months and nine months ended March 31, 2003 and March 31, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2003, results of operations for the three- and nine-month periods ended March 31, 2003 and 2002, and cash flows for the nine-month periods ended March 31, 2003 and 2002 have been made. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

C.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income as reported	$7,864	$2,650	$18,431	$10,437

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	146	—	341

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	4,087	3,345	12,357	9,473

Pro forma net income (loss)	$3,777	$(549)	$6,074	$1,305

Earnings per share:
Basic – as reported	$0.37	$0.12	$0.87	$0.48
Basic – pro forma	$0.18	$(0.03)	$0.29	$0.06

Diluted – as reported	$0.35	$0.12	$0.84	$0.45
Diluted – pro forma	$0.17	$(0.03)	$0.28	$0.06

The weighted average grant-date fair values for options granted during the three and nine months ended March 31, 2003 were $21.00 and $13.84, respectively, per option. The weighted average grant-date fair values for options granted during the three and nine months ended March 31, 2002 were $23.06 and $25.24, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended March 31, 2003	Three months ended March 31, 2003	Three and nine months ended March 31, 2002
Option life	6 years	6 years	6 years
Risk free interest rate	4.61%	3.07%	4.68%
Stock volatility	81%	79%	81%
Dividend rate	0%	0%	0%

The weighted-average fair value of purchase rights granted in fiscal 2003 and 2002 was $7.71 and $16.74, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0.0%, (2) an expected life of six months, (3) expected volatility of 79% for fiscal 2003 and 81% for fiscal 2002; and, (4) risk-free interest rate of 1.13% for fiscal 2003 and 1.75% for fiscal 2002.

D.	INVENTORY

	March 31, 2003	June 30, 2002
Raw materials	$4,746	$7,601
Work in process	3,403	2,363
Finished goods	3,923	4,576

Total	$12,072	$14,540

E.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income	$7,864	$2,650	$18,431	$10,437

Shares used in computation of net income per share – basic	21,188	21,804	21,165	21,884
Potential dilutive common shares:
Stock options	990	1,120	880	1,308

Shares used in computation of net income per share – diluted	22,178	22,924	22,045	23,192

Net income per share – basic	$0.37	$0.12	$0.87	$0.48

Net income per share – diluted	$0.35	$0.12	$0.84	$0.45

Options to purchase 1,216,060 and 839,592 shares of common stock outstanding during the three months ended March 31, 2003 and 2002, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market price of the Company’s common stock during those periods. Options to purchase 1,988,752 and 467,669 shares of common stock outstanding during the nine months ended March 31, 2003 and 2002, respectively, were not included in the calculation of diluted net income per share because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

F.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) which supercedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan is now recognized when the liability is incurred. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements in this Form 10-Q. As the Company did not make a voluntary change to the fair value-based method of accounting for stock-based employee awards, the adoption of SFAS 148 did not have any impact on the Company’s financial position or results of operations.

In February 2003, FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently in the process of reviewing the impact of EITF 00-21 but currently does not expect EITF 00-21 to have a material impact on the Company’s financial position or results of operations.

In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position and results of operations.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position and results of operations.

G.	COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income	$7,864	$2,650	$18,431	$10,437

Other comprehensive income (loss):
Foreign currency translation adjustments	79	(24)	(132)	—
Change in unrealized gain (loss) on marketable securities	(32)	(286)	47	(199)

Other comprehensive income (loss)	47	(310)	(85)	(199)

Total comprehensive income	$7,911	$2,340	$18,346	$10,238

H.	OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has three operating and reportable segments: Defense Electronics, Medical Imaging and OEM Solutions. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

The accounting policies of the business segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the Company’s operations by reportable segment:

	Defense Electronics	Medical Imaging	OEM Solutions	Corporate and Other	Total
Three months ended March 31, 2003:
Sales to unaffiliated customers	$34,443	$8,191	$6,063	—	$48,697
Profit (loss) from operations (1)	17,413	3,140	2,094	(14,088)	8,559
Depreciation and amortization expense	303	21	66	1,708	2,098

Three months ended March 31, 2002:
Sales to unaffiliated customers	$17,642	$14,274	$2,948	—	$34,864
Profit (loss) from operations (1)	6,859	7,094	683	(13,626)	1,010
Depreciation and amortization expense	113	28	20	1,285	1,446

Nine months ended March 31, 2003:
Sales to unaffiliated customers	$91,624	$28,404	$15,741	—	$135,769
Profit (loss) from operations (1)	46,096	12,871	4,405	(43,376)	19,996
Depreciation and amortization expense	677	59	177	5,206	6,119

Nine months ended March 31, 2002:
Sales to unaffiliated customers	$64,080	$34,812	$8,268	—	$107,160
Profit (loss) from operations (1)	33,097	16,009	249	(40,228)	9,127
Depreciation and amortization expense	348	87	78	4,238	4,751

(1)	Profit (loss) from operations of each reporting segment excludes the effects of research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment, all of which are reflected in the Corporate and Other category.

In January 2003, the Company announced the reorganization of its business units. As of January 2003, the Wireless Communications group no longer existed as a stand-alone business unit, and the resources and personnel of the Wireless Communications group were allocated to the Defense Electronics and OEM Solutions groups. The Company began reporting its operating segment results pursuant to this new structure in the quarter ending March 31, 2003. The segment information for prior periods has been reclassified to conform with the current presentation.

I.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS:

In July 2001, FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. Mercury adopted SFAS 142 as of July 1, 2001.

At June 30, 2002, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($194)	$2,906	4 years
Licensing agreement	300	(18)	282	4 years

Total acquired intangible assets	$3,400	($212)	$3,188

At March 31, 2003, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($775)	$2,325	4 years
Licensing agreement	300	(74)	226	4 years

Total acquired intangible assets	$3,400	($849)	$2,551

Amortization expense related to acquired intangible assets for the three and nine months ended March 31, 2003 was $213,000 and $637,000, respectively. There was no such amortization expense during the three and nine months ended March 31, 2002. Estimated remaining amortization expense for each of the four succeeding fiscal years is as follows:

Year	Amount
2003 (remainder)	$ 213
2004	850
2005	850
2006	638

$2,551

At March 31, 2003, goodwill of $4.2 million from an acquisition is allocated to the Defense Electronics reportable segment.

During the three-month period ended March 31, 2003, the Company completed its annual goodwill impairment test and no adjustment to goodwill was necessary.

J.	COMMITMENTS AND CONTINGENCIES

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

GUARANTEES AND INDEMNIFICATION OBLIGATIONS

In the ordinary course of business, the Company enters into agreements that include provisions requiring the Company to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s customers, in connection with any patent, or any other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations generally run until the applicable statute of limitations lapses. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations, in certain cases, is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has recognized no liabilities for these obligations as of March 31, 2003.

To the extent permitted by Massachusetts law, the Company’s by-laws, as amended, require the Company to indemnify any current or former director, officer or employee of the Company appointed or elected by the board of directors or stockholders of the Company, or who has served or is serving at the request of the Company as a director, officer, trustee, principal, partner, employee or other agent of any other organization, against all expenses incurred by such person in connection with each proceeding in which he or she is involved as a result of his or her serving or having served in such capacity. Because no claim for indemnification has been made by any person covered by the relevant provisions of the Company’s by-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has recognized no liabilities for these obligations as of March 31, 2003.

K.	STOCK REPURCHASE

In October 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors and authorizes the Company to purchase up to $12.5 million in Company common stock from time to time through December 31, 2003, unless extended or curtailed by the Board of Directors. Repurchased shares will be used for general corporate purposes, including the issuance of shares in connection with the Company’s employee stock option and purchase plans. As of March 31, 2003, the Company had purchased 186,600 shares of common stock at a cost of $5.7 million under this program. Accordingly, the Company has approximately $6.8 million available for future share repurchases under the program.

L.	PRODUCT WARRANTY LIABILITY

The Company’s product sales include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2003:

Balance at June 30, 2002	$835
Accruals for warranties issued during the period	1,117
Settlements made during the period	(1,125)

Balance at March 31, 2003	$827

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

OVERVIEW

Mercury designs, manufactures and markets high-performance, real-time digital signal and image processing computer systems that transform sensor-generated data into information which can be displayed as images for human interpretation or be subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several microprocessor types and to scale from a few to hundreds of microprocessors within a single system.

During the past several years, the majority of the Company’s revenue has been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. The Company’s activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical imaging is another primary market currently served by the Company. Mercury’s computer systems are embedded in magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET”), and digital cardiology imaging machines. The Company’s remaining revenues are derived from computer systems used in such commercial OEM solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

The Company has identified the policies discussed below as critical to understanding its business and its results of operations. The impact and any associated risks related to these policies on its business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such polices affect its reported and expected financial results.

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

In limited circumstances, the Company engages in long-term contracts to design, develop, manufacture or modify complex equipment. For these contracts, the Company recognizes revenue using the percentage-of-completion method of contract accounting, measuring progress towards completion based on contract cost incurred to date as compared with total estimated contract costs. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined.

For transactions involving the licensing of stand-alone software products and of software that is not incidental to the product, the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable and collection of the related receivable is reasonably assured. The Company’s stand-alone software products are not deemed essential to the functionality of any hardware system and do not require installation by the Company or significant modification or customization of the software. The fair value of maintenance agreements related to stand-alone software products is recognized as revenue ratably over the term of each maintenance agreement.

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

Inventory

Inventory, which includes materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net-realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Revenues	100%	100%	100%	100%
Cost of revenues	34.5	38.6	34.7	34.5

Gross profit	65.5	61.4	65.3	65.5
Operating expenses:
Selling, general and administrative	27.5	33.4	29.4	33.6
Research and development	20.4	25.1	21.2	23.4

Total operating expenses	47.9	58.5	50.6	57.0

Income from operations	17.6	2.9	14.7	8.5
Other income, net	5.8	6.8	5.0	5.0

Income before income taxes	23.4	9.7	19.7	13.5
Provision for income taxes	7.3	2.1	6.1	3.8

Net income	16.1%	7.6%	13.6%	9.7%

Segment revenue data:

Defense Electronics	71%	51%	67%	60%
Medical Imaging	17	41	21	32
OEM Solutions	12	8	12	8

Total revenues	100%	100%	100%	100%

NET REVENUES

The Company’s total revenues increased 40% or $13.8 million to $48.7 million for the three months ended March 31, 2003 compared to $34.9 million during the same period in fiscal 2002. Revenues increased 27% or $28.6 million to $135.8 million for the nine months ended March 31, 2003 compared to $107.2 million during the same period in fiscal 2002.

Defense electronics revenues increased 95% or $16.8 million to $34.4 million for the three months ended March 31, 2003 compared to $17.6 million during the same period in fiscal 2002. Defense electronics revenues increased 43% or $27.5 million to $91.6 million for the nine months ended March 31, 2003 compared to $64.1 million during the same period in fiscal 2002. The increases in defense electronics revenues occurred across each of the three primary application markets within the segment, including radar, signals intelligence and emerging applications markets, as well as, revenues attributed to the acquisition of Myriad Logic Inc, (“Myriad”) in April 2002, which contributed $3.5 million and $9.5 million for the three and nine months ended March 31, 2003, respectively. Order rates for the defense electronics business were particularly low within the third quarter of fiscal 2003, which resulted in a reduction of backlog. The Company continues to experience limited visibility into the defense programs that utilize the Company’s products and as a result defense electronics revenues may decrease in future periods.

Medical imaging revenues decreased 43% or $6.1 million to $8.2 million for the three months ended March 31, 2003 compared to $14.3 million during the same period in fiscal 2002. Medical imaging revenues decreased 18% or $6.4 million to $28.4 million for the nine months ended March 31, 2003 compared to $34.8 million during the same period in fiscal 2002. The decreases in medical imaging revenues were primarily due to a $3.5 million and $7.2 million decrease in revenues, respectively, for the three and nine months ended March 31, 2003, of boards used in computed tomography (“CT”) imaging systems. Medical imaging revenues derived from the CT modality for the nine months ended March 31, 2003 decreased to $6.0 million from $13.3 million for the same period in fiscal 2002. The Company anticipates shipments for the CT modality to be essentially completed by the end of the fourth quarter of fiscal 2003.

OEM solutions revenues increased 103% or $3.1 million to $6.1 million for the three months ended March 31, 2003 compared to $3.0 million during the same period in fiscal 2002. OEM Solutions revenues increased 90% or $7.5 million to $15.8 million for the nine months ended March 31, 2003 compared to $8.3 million during the same period in fiscal 2002. The increases in revenues were due primarily to increased shipments of systems for inclusion in baggage scanning/Explosive Detection Systems (“EDS”) applications and to increased shipments to semiconductor imaging OEMs for developing and testing of new semiconductor imaging systems. OEM solutions revenues growth continues to be constrained by the continuing depressed state of the semiconductor market, and as a result revenues may decrease in future periods.

GROSS MARGIN

Gross margin was 65.5% for the third quarter of fiscal 2003, an increase of 4.1 points from the 61.4% gross margin achieved in the third quarter of fiscal 2002. Gross margin was 65.3% for the first nine months of fiscal 2003, a decrease of 0.2 points from the 65.5% gross margin achieved in the first nine months of fiscal 2002. The increase in gross margin for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was due to higher revenue volumes which absorbed fixed manufacturing costs and increased defense electronics sales which carry a higher margin. The slight decrease in gross margin for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was due to the inclusion of Myriad revenues which carry a lower margin and, to a lesser extent, increased manufacturing and customer support costs to support increased revenues as well as increased defense electronics sales of integrated systems that combine purchased third-party content with Mercury products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 15% or $1.7 million to $13.4 million for the three months ended March 31, 2003 compared to $11.7 million during the same period in fiscal 2002. Selling, general and administrative expenses increased 11% or $3.9 million to $39.9 million for the nine months ended March 31, 2003 compared to $36.0 million during the same period in fiscal 2002. The increases in expenses were primarily due to an arbitration award against the Company in an employee matter of approximately $0.8 million recorded in the second quarter of fiscal 2003; the inclusion of Myriad, which contributed approximately $0.7 million and $2.1million, including amortization of intangibles of $0.2 million per quarter during the three and nine months ended March 31, 2003, respectively; increased headcount; and costs of $0.5 million in the third quarter of 2003 for terminations of certain employees and an international distributor.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 13% or $1.1 million to $9.9 million for the three months ended March 31, 2003 compared to $8.8 million during the same period in fiscal 2002. Research and development expenses increased 15% or $3.7 million to $28.8 million for the nine months ended March 31, 2003 compared to $25.1 million during the same period in fiscal 2002. The increases in research and development expenses were due to higher prototype and development costs associated with several development programs; the inclusion of Myriad, which contributed approximately $0.3 million and $0.6 million in research and development expenses during the three and nine months ended March 31, 2003, respectively; and additional headcount.

INTEREST INCOME, NET

Interest income, net of interest expense decreased $0.5 million to $0.2 million for the three months ended March 31, 2003 compared to $0.7 million during the same period in fiscal 2002. Interest income, net of interest expense decreased $1.7 million to $0.7 million for the nine months ended March 31, 2003 compared to $2.4 million during the same period in fiscal 2002. The decreases were primarily due to lower interest rates in fiscal 2003 than in fiscal 2002.

EQUITY LOSS IN JOINT VENTURE

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company recognized losses related to the operations of AgileVision of $1.8 million during the nine months ended March 31, 2002.

GAIN ON THE SALES OF DIVISION AND JOINT VENTURE

The Company recorded gains of $2.6 million and $5.8 million during the three- and nine-month periods ended March 31, 2003, respectively, as the result of the sale of its shared storage business unit (“SSBU”) to IBM. During the three- and nine-month periods ended March 31, 2002, the Company recorded gains of $1.6 million and $4.8 million, respectively, related to the sale of SSBU. During the three months ended March 31, 2003, the Company received the last payment due from IBM for the sale of SSBU.

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company received no proceeds and recorded a $78,000 gain related to the sale of the joint venture during the three-month period ended March 31, 2002.

PROVISION FOR INCOME TAX

The Company recorded a tax provision of $3.5 million during the three months ended March 31, 2003 reflecting a 31% tax rate as compared to a $0.7 million tax provision during the three months ended March 31, 2002, reflecting a 21% tax rate. The Company recorded a tax provision of $8.3 million during the nine months ended March 31, 2003 reflecting a 31% tax rate as compared to a $4.1 million tax provision during the nine months ended March 31, 2002, reflecting a 28% tax rate. The estimated fiscal 2003 tax rate and the actual fiscal 2002 tax rates are less than the U.S. statutory tax rate of 35% primarily due to research and development credits, tax-exempt interest and the extra territorial income (“ETI”) benefit.

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

Operating profit of the defense electronics segment increased 152% or $10.5 million to $17.4 million for the three months ended March 31, 2003 from $6.9 million for the same period of fiscal 2002, and increased 39% or $13.0 million to $46.1 million for the nine months ended March 31, 2003 from $33.1 million for the same period of fiscal 2002. The increase in operating profit for the three months ended March 31, 2003 was primarily due to the 95% increase in revenues in that period. The increase in operating profit for the nine months ended March 31, 2003 was primarily due to the 43% increase in revenues in that period.

Operating profit of the medical imaging segment decreased 56% or $4.0 million to $3.1 million for the three months ended March 31, 2003 from $7.1 million for the same period of fiscal 2002, and decreased $3.1 million to $12.9 million for the nine months ended March 31, 2003 from $16.0 million for the same period of fiscal 2002. The decreases in operating profit for the three and nine months ended March 31, 2003 were primarily due to the decreases in medical imaging revenues during the three and nine months ended March 31, 2003 compared to the three and nine months ended March 31, 2002.

Operating profit of the OEM solutions segment increased $1.4 million to $2.1 million for the three months ended March 31, 2003 from $0.7 million for the same period of fiscal 2002, and increased $4.2 million to $4.4 million for the nine months ended March 31, 2003 from $0.2 million for the same period of fiscal 2002. The increases in operating profit for the three and nine months ended March 31, 2003 were primarily due to the $3.1 million and $7.5 million increases in revenues during the three and nine months ended March 31, 2003, respectively.

In January 2003, the Company announced the reorganization of its business units. As of January 2003, the Wireless Communications group no longer existed as a stand-alone business unit, and the resources and personnel of the Wireless Communications group were allocated to the Defense Electronics and OEM Solutions groups. The Company began reporting its operating segment results pursuant to this new structure in the quarter ending March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had cash and marketable investments of approximately $111.2 million. During the nine months ended March 31, 2003, the Company generated approximately $42.9 million in cash from operations compared to $15.9 million generated during the nine months ended March 31, 2002. The significant increase in cash from operations was primarily the result of impaired working capital management and may not be indicative of future performance. The $27.0 million increase in the amount of cash generated from operations during the nine-month period ended March 31, 2003 as compared to 2002 was primarily the result of a $15.9 million change in income taxes, an $8.0 million increase in net income, a $4.7 million reduction in inventories and, to a lesser extent, increases in current liabilities and deferred revenue. Days sales outstanding were 39 days and 52 days at March 31, 2003 and 2002, respectively.

During the nine months ended March 31, 2003, the Company’s investing activities used cash of $25.4 million. During the period, investing activities consisted of net purchases of $26.8 million of marketable securities, $4.4 million for the purchase of computers, furniture and equipment, and the receipt of $5.8 million from the sale in fiscal 2001 of the Company’s SSBU division. During the nine months ended March 31, 2002, the Company’s investing activities provided cash of $2.0 million, which consisted of a $1.0 million investment in a joint venture and $3.9 million for the purchase of computers, furniture and equipment and leasehold improvements. These cash outflows were offset by the receipt of $4.8 million from the sale of the SSBU division and $2.1 million from net sales of marketable securities.

During the nine months ended March 31, 2003 and 2002, the Company’s financing activities used cash of $4.2 million and $14.9 million, respectively. These financing activities consisted primarily of inflows from the exercise of stock options and proceeds received from the employee stock purchase plan, offset by outflows from payments under capital lease obligations and debt and the repurchase of $5.7 million and $15.7 million of treasury stock during the nine months ended March 31, 2003 and 2002, respectively.

In October 2002, the Company initiated a stock repurchase program. The stock repurchase program was approved by the Board of Directors and authorizes the Company to purchase up to $12.5 million in Company common stock from time to time through December 31, 2003, unless extended or curtailed by the Board of Directors. Repurchased shares will be used for general corporate purposes, including the issuance of shares in connection with the Company’s employee stock option and purchase plans. As of March 31, 2003, the Company had purchased 186,600 shares of common stock at a cost of $5.7 million under this program. Accordingly, the Company has approximately $6.8 million available for future share repurchases under the program. The Company completed a previous stock repurchase program in the fiscal year ended June 30, 2002.

The terms of the Company’s mortgage note agreements contain certain covenants, which, among other provisions, require the Company to maintain a minimum net worth and prohibit the payment of cash dividends. The mortgage note agreements also include significant prepayment penalties. The Company was in compliance with all covenants of the mortgage note agreements as of March 31, 2003.

The following is a schedule of the Company’s contractual obligations outstanding at March 31, 2003:

(in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Notes payable	$12,489	$705	$1,574	$1,820	$8,390
Interest due on notes payable	6,024	884	1,604	1,355	2,181
Unconditional purchase obligations	7,291	7,291	—	—	—
Operating leases	3,128	883	1,545	700	—

Total	$28,932	$9,763	$4,723	$3,875	$10,571

Management believes that the Company’s available cash, marketable securities and cash generated from operations will be sufficient to provide for the Company’s working capital, contractual obligations and capital expenditure requirements for the next twelve months. If the Company acquires one or more businesses or products, the Company’s capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase the Company’s capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, or at all.

ADDITIONAL INFORMATION ON STOCK OPTION PLANS AND GRANTS

The Company has five stock option plans. The 1982, 1991 and 1993 Stock Option Plans (the “Plans”) provide for the granting of options to purchase an aggregate of not more than 1,950,000 shares of the Company’s common stock to employees and directors. Under these Plans, options are granted at not less than the fair value of the stock on the date of grant as determined by the Board. The terms of the options are established by the Board on an individual basis. The options generally vest over periods of three to five years and have terms of 10 years.

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

Employee and Executive Option Grants

Option grants for the period:		Year ended June 30,
	Nine months ended March 31, 2003	2002	2001
Grants during the period as a percentage of outstanding shares at the end of such period	3.9%	5.4%	4.2%

Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	22.9%	19.6%	10.2%

Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.9%	1.1%	0.4%

Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	19.7%	20.3%	17.0%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers.

Summary of stock option activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
July 1, 2001	3,044,039	$20.10
Grants	1,150,960	32.87
Exercises	(405,000)	8.12
Cancellations	(126,360)	19.16

June 30, 2002	3,663,639	$25.46
Grants	824,400	19.21
Exercises	(136,992)	10.98
Cancellations	(146,776)	29.39

March 31, 2003	4,204,271	$24.60

As of March 31, 2003, there were 1,489,137 shares available for future option awards.

Summary of in-the-money and out-of-the-money option information

As of March 31, 2003	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,044,174	$12.88	1,195,045	$17.99	2,239,219	$15.61
Out-of-the-money (1)	609,011	$36.51	1,356,041	$34.11	1,965,052	$34.85

Total options outstanding	1,653,185	$21.59	2,551,086	$26.56	4,204,271	$24.60

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of the Company’s common stock of $27.20 as of March 31, 2003.

Options Granted to Named Executive Officers, during the nine months ended March 31, 2003:

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Weighted Average Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
James R. Bertelli	115,000	13.95%	$16.45	8/5/2012	$1,189,711	$3,014,962
John F. Alexander II	7,500	0.91%	$23.60	9/30/2012	$111,314	$282,092
Vincent A. Mancuso	15,000	1.82%	$19.01	8/2/2012	$179,329	$454,456
Douglas Flood	13,500	1.64%	$19.01	8/2/2012	$161,396	$409,010
Robert D. Becker	38,000	4.61%	$19.01	8/2/2012	$454,301	$1,151,288

(1)	Based on a year-to-date total of 824,400 shares subject to options granted to employees under the Company’s option plans.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Mercury’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Mercury’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Mercury’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Options Exercises and Remaining Holdings of Named Executive Officers

	During the nine months ended March 31, 2003
	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of March 31, 2003:		Values of Unexercised In-the Money Options as of March 31, 2003: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	—	164,577	193,980	$2,474,619	$1,363,186
John F. Alexander II	—	—	—	87,500	—	27,000
Vincent A. Mancuso	—	—	37,740	38,640	489,158	157,650
Douglas Flood	—	—	40,155	66,155	444,826	761,362
Robert D. Becker	—	—	11,175	84,675	2,351	313,571

(1)	Option values based on closing price of the Company’s common stock of $27.20 on March 31, 2003.

Stock Option Plans

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders	4,204,271	$24.60	1,489,137

Equity compensation plans not approved by shareholders	—	—	—

TOTAL	4,204,271	$24.60	1,489,137

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company depends heavily on defense electronics programs, which are only partially funded, subject to immediate termination, and reductions in government spending on, or termination of, programs that incorporate our products could have a material adverse effect on our business.

Sales of our computer systems, primarily as a subcontractor or team member and in some cases directly, to the U.S. Government and its agencies as well as foreign governments and agencies, accounted for approximately 65%, 67% and 71% of our revenues in fiscal 2002, 2001 and 2000, respectively, and approximately 71% of our revenues for the quarter ended March 31, 2003. Our computer systems are included in many different programs. Over its lifetime, the award of many different individual contracts and subcontracts may implement a program. The funding of United States Government programs is subject to congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The United States Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The reduction in funding or termination of a Government program in which we are involved would result in a loss of anticipated future revenues attributable to that program. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could increase our overall costs of doing business and have a material adverse effect on our business, financial condition and results of operations. In addition, changes in government administration, and changes in national and international priorities including developments in the geo-political environment such as the current “War on Terrorism,” Operation Enduring Freedom, Operation Iraqi Freedom, and nuclear proliferation in North Korea, could have a significant impact on defense spending priorities and the efficient handling of routine contractual matters. These changes could have either a positive or negative impact on our business, financial condition, or results of operations in the future.

We face the risks and uncertainties associated with defense related contracts.

Whether our contracts are directly with United States Government and its agencies, or indirectly as a subcontractor or team member, or they are directly with foreign governments and agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks, including:

•	delays in funding;

•	reprioritizing of department of defense rated orders

•	reduction or modification in the event of changes in government priorities and policies, or as the result of budgetary constraints or political changes;

•	increased or unexpected costs under fixed price contracts; and

•	other factors that are not under our control.

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

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. We have several customers who each account for greater than 10% of our revenues in any given quarter. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company collectively accounted for 40% of our revenues. In fiscal 2001, Lockheed Martin, Raytheon Company and GE Medical collectively accounted for 45% of our revenues. In fiscal 2000, Raytheon Company, Lockheed Martin, Northrop Grumman Corporation and GE Medical accounted for 57% of our revenues. Our largest customer in the medical imaging market, GE Medical, accounted for 57%, 52% and 59% of our aggregate sales to the medical imaging market in fiscal 2002, 2001 and 2000, respectively. For the three months ended March 31, 2003, five customers collectively accounted for 51% of our revenues. Customers in the defense electronics market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. In addition, our revenues are largely dependent upon the ability of our customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our medical imaging revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

Sales of our computer systems to the medical imaging market accounted for approximately 28%, 24% and 19% of our revenues in fiscal 2002, 2001 and 2000, respectively. For the three months ended March 31, 2003, sales of our computer systems to the medical imaging market accounted for approximately 17% of our revenues. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of the Company’s medical imaging revenues for each of the three fiscal years ended June 30, 2002, 2001 and 2000, respectively and for the three and nine months ended March 31, 2003. In addition, GE Medical accounted for 57%, 52% and 59% of our aggregate sales to the medical imaging market in fiscal 2002, 2001 and 2000, respectively. Furthermore, a single modality, magnetic resonance imaging (“MRI”) accounted for approximately 38% of the medical imaging revenues for the three months ended March 31, 2003. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

Although we are seeking to broaden our customer base, we will continue to depend on sales to a relatively small number of major customers in the medical imaging market. Because it often takes significant time to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases after timely notice.

Competition from existing or new companies in the medical imaging business could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Medical imaging is a highly competitive industry, and our medical imaging OEM customers generally extend the competitive pressures they face throughout their respective supply chains. We are subject to competition based upon product design, performance, pricing, quality and services. We believe our product performance, embedded systems engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

Many of our medical imaging OEM customers and potential medical imaging OEM customers have the capacity to design and manufacture the products we manufacture internally. We face competition from research and product development groups and the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing.

Our sales to the medical imaging market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

Our medical imaging OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of our products unnecessary or obsolete, or any change in the technology in these devices, could have a material adverse effect on our business, financial condition and results of operations. In addition, our medical imaging OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the United States as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer of our medical imaging products. We cannot assure that future health care or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad will not have a material adverse effect on our business, financial condition or results of operations. The economic and technological conditions affecting our industry in general, or any of our major medical imaging OEM customers in particular, may adversely affect our operating results.

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

Our business has been, and may continue to be, negatively impacted by the slowdown in the economies of the United States, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of these capital investments. These reductions have been particularly severe in the electronics and semiconductor industries, which we serve. While our business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all of our business segments and is a contributor to the slower than normal customer orders. We cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of our business will rebound when the worldwide economies begin to grow, or if or when our growth rate will return to historical numbers. All components of our forecasting and budgeting processes are dependent upon estimates of growth in the markets we serve. The prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, we may make significant investments and expenditures, but never realize the anticipated benefits, which could adversely effect our results of operations. The future direction of the overall domestic and global economies could have a significant impact on our overall performance.

We cannot predict the consequences of future terrorist activities, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.

The terrorist attacks in the United States on September 11, 2001, as well as the U.S.-led response, including Operation Enduring Freedom and Operation Iraqi Freedom, and the potential for future terrorist activities, have created economic and political uncertainties that could have a material adverse effect on our business and the price of our common stock. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These developments may affect adversely our business and profitability and the prices of our securities in ways that we cannot predict at this time.

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

We completed the acquisition in 2002 of Myriad. We may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

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

If we are unable to respond to technological developments and changing customer needs on a timely and cost- effective basis, our results of operations may be adversely affected.

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

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under current and future patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around the proprietary rights owned by us. In addition, our management may be distracted and we may incur substantial costs in attempting to protect our proprietary rights.

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

Another factor contributing to fluctuations in quarterly results is the fixed nature of our expenditures on personnel, facilities and marketing programs. Our expense levels for these programs are based, in significant part, on our expectations of future revenues. If actual quarterly revenues are below management’s expectations, results of operations likely will be adversely affected. As a result of the foregoing factors, our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

The trading price of our common stock may continue to be volatile which may adversely affect our business and investors in our common stock may experience substantial losses.

Our stock price, like that of other technology companies, has been extremely volatile. The stock market in general, and technology companies like us in particular, may continue to experience volatility in their stock prices. This volatility may or may not be related to our operating performance. In addition, the continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat, as well as the uncertainty of military action against Iraq, may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of our management.

Provisions in our organizational documents and Massachusetts law could make it more difficult for a third party to acquire Mercury.

Provisions of our charter and by-laws could have the effect of discouraging a third party from making a proposal to acquire us and could prevent certain changes in control, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include a classified board of directors, advance notice to our board of directors of stockholder proposals and director nominations and limitations on the ability of stockholders to remove directors and to call stockholder meetings. In addition, we may issue shares of any class or series of preferred stock in the future without stockholder approval upon such terms as our board of directors may determine. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued. We also are subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in a broad range of business combinations with any “interested stockholder” for a period of three years following the date that such stockholder become an interested stockholder.

These provisions could discourage a third party from pursuing an acquisition of Mercury at a price considered attractive by many stockholders because such provisions could have the effect of delaying or deferring a potential acquirer from acquiring control of us.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk from June 30, 2002 to March 31, 2003.

Item 4.    Controls and Procedures.

Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its Principal Executive Officer and Principal Financial Officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities. We continue to review our disclosure controls and procedures, including our internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 6.    Exhibits and Reports Filed on Form 8-K

(a)	Exhibits.

Item No.	Description of Exhibit

3(i).1	Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.)

3(ii).1	By-laws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

4.1	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).)

99.1

Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its Staff upon request.

99.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its Staff upon request.

(b)	Reports on Form 8-K.

None

MERCURY COMPUTER SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003

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

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

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

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

/s/ James R. Bertelli

James R. Bertelli

President/Chief Executive Officer

[Principal Executive Officer]

EXHIBIT INDEX

Item No.	Description of Exhibit

3(i).1	Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.)

3(ii).1	By-laws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

4.1	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).)

99.1

Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its Staff upon request.

99.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its Staff upon request.