Form 10-K
period 2003-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2003-09-12
CIK 1049521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER - 000-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD, CHELMSFORD MASSACHUSETTS	01824
(Address of principal executive offices)	(Zip code)

(978) 256-1300

(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE  SECURITIES EXCHANGE ACT OF 1934:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule

12(b-2).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.  ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of December 31, 2002 was $646,980,051 based upon the closing price of the Registrant’s Common Stock on the NASDAQ National Market on that date.

Shares of Common Stock outstanding as of August 29, 2003: 21,002,711 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its special meeting in lieu of the 2003 Annual Meeting of Stockholders to be held on November 17, 2003 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Exhibit Index on Page [64]

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this report on Form 10-K, including in the section entitled “Factors That May Affect Future Results.”

ITEM 1.    BUSINESS

OVERVIEW

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) is focused on products and services for real-time digital signal and image processing applications. Mercury designs, manufactures and markets a broad family of high-performance computer products utilizing system architecture designed to meet the demands of digital signal processing (“DSP”) and image processing applications. Digital signal and image processing applications are typically computation-intensive and require input/output (“I/O”) capacity and interprocessor communication bandwidth not available on a general-purpose Personal Computer (“PC”), workstation, or server.

Mercury’s products are used by defense prime contractors and original equipment manufacturers (“OEM”) in a variety of applications. Typically, Mercury’s products are used as an embedded component within the customer’s system/application. For example, a Mercury product could be selected by Northrop Grumman as an embedded component within one of Northrop’s radar systems. Mercury offers an extensive line of products, including CPU boards, computer interconnections, and fully integrated systems and enclosures, that a customer’s system design team can utilize in solving their unique digital signal and image processing requirements. Mercury’s primary objective is to provide its customers with a flexible line of leading-edge products and superior digital signal and image processing application expertise that will reduce the customer’s costs and time to market.

Mercury currently does business worldwide through three business groups: the Defense Electronics Group (“DEG”), the Medical Imaging Business Group (“MBG”), and the OEM Solutions Group (“OSG”), the latter of which is focused primarily on the semiconductor imaging equipment market, the high-end airport baggage scanning market, and the commercial communications market. Mercury has a Core Engineering team that designs the basic building-block components of all of its products. Each business group has its own sales organization and an engineering team to add value to the products designed by Mercury’s Core Engineering team specific to their respective markets. Within each group’s sales teams, there are sales and business development specialists and field applications and systems engineers, skilled in the applications of the group’s markets and who provide pre-sales technical support for the group. For more information regarding these operating segments, see Note N to the Company’s financial statements included in this report.

Defense Electronics Group

In fiscal 2003, 2002 and 2001, DEG accounted for 69%, 65% and 67%, respectively, of total revenues. DEG’s products are embedded in intelligence, surveillance and reconnaissance gathering systems including radar, signals intelligence (“SIGINT”), and emerging applications such as smart weapons, data exploitation and sonar. DEG’s activities are focused on selling its products and services into the proof-of-concept, development and deployment phases of these advanced military applications.

Mercury provides high-performance embedded computer systems as standard products to the defense electronics market by using commercial and selected rugged components and by working closely with defense contractors to complete a design that matches the specified requirements of military applications. Mercury engages in frequent, detailed communication with the system end users, military executives, and program managers in government and defense contractors regarding the technical capabilities of Mercury’s advanced signal processing computers and the successful incorporation of its computers in numerous military programs. The DEG engineering team specializes in adding value to Mercury’s basic core building blocks in the areas of power subsystems, specialized packaging systems (e.g., custom chassis designs), cooling systems (e.g., conduction cooling), and complex configurations required by customers.

The DEG is structured into three market-focused teams: Radar, Signals Intelligence, and Emerging. The latter currently includes data exploitation, smart weapons, and sonar applications. Each of these market teams has application engineers that are specialists in the applications in which they support. In addition, each team has business development specialists that monitor the defense programs in which they have interest in each major branch of the United States armed services and in Europe and Japan to keep abreast of developments in their respective markets. This approach provides relevant information to Mercury regarding major military procurements worldwide, and serves to provide focused product requirements into the DEG engineering team and into Mercury’s core engineering team.

The DEG sales and technical support personnel are distributed among regional offices in the United States and through Mercury’s subsidiary offices or distributors worldwide. At Mercury’s headquarters in Chelmsford, Massachusetts, a group of systems engineers specializing in radar, sonar and surveillance applications provides support on an as-needed basis to the remote offices to assist in securing program wins in targeted military programs.

Mercury’s primary defense electronics customers include Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company, as well as many additional prime contractors. Mercury’s primary defense electronics customers specifically named above accounted for approximately 33%, 28% and 38% of Mercury’s total revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In addition, Mercury sells its systems directly to leading organizations in the advanced defense technology research and development community including MIT Lincoln Laboratory.

Digital signal and image processing computer systems are embedded into air, sea and land-based platforms for processing radar, sonar and SIGINT data. Mercury believes that an important factor underlying the development of the defense electronics market is a continuing desire by military commanders for increased real-time battlespace information, which can be obtained through radar, sonar, SIGINT and image intelligence systems. Military commanders also need more powerful computers with similar attributes in order to conduct dynamic battle simulations and mission planning tasks utilizing today’s complex weapons systems. Advanced algorithms are being developed to allow commanders to use computers, such as Mercury’s, to electronically scan and extract intelligence from the data captured by various sensors, with a process referred to as data exploitation.

On April 1, 2002, Mercury completed its acquisition of Myriad Logic, Inc. (“Myriad”). Myriad is a developer of I/O technology based in Silver Spring, Maryland. The acquisition of Myriad expanded Mercury’s capability to provide more of a total system solution and more system integration services. The total purchase price of $7.9 million consisted of $7.5 million in cash plus $0.4 million of transaction costs directly related to the acquisition.

Medical Imaging Business Group

In fiscal 2003, 2002 and 2001, MBG accounted for 20%, 28%, and 24%, respectively, of Mercury’s total revenues. The principal modalities of medical imaging systems include MRI, computed tomography (“CT”), digital X-ray, positron emission tomography (“PET”), single photon emission computed tomography (“SPECT”) and ultrasound devices. Mercury’s computer systems are currently embedded in MRI, CT, PET and digital X-ray machines. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of Mercury’s medical imaging revenues for fiscal years 2003, 2002 and 2001, respectively. In addition, GE Medical accounted for 59%, 57% and 52% of the aggregate sales of the medical imaging group during fiscal 2003, 2002 and 2001, respectively. If a major customer significantly reduces the amount of business it does with Mercury, there would be an adverse impact on operating results.

Mercury has experienced a decrease in revenues derived from sales of systems to its three CT OEM customers due to introductions by these customers of CT systems that do not contain Mercury products. At the time of the last design phase, each of these customers stipulated a choice of processor for their systems. Mercury did not offer products based on the customers’ processor choices, and based on its business analysis, decided against building custom systems. Therefore, these customers made alternative design choices. Mercury is currently competing for the next design cycle of CT systems. Revenues from CT systems were approximately $7.2 million, $14.7 million and $20.2 million, for the fiscal years 2003, 2002 and 2001, respectively.

Mercury strives to provide a superior combination of high performance and competitively priced embedded computer systems to the medical imaging market. Mercury focuses on establishing strong relationships with its customers, the medical equipment manufacturers. By maintaining frequent, in-depth communications with its customers and working closely with their engineering groups, Mercury is able to understand their needs and provide appropriate solutions. Mercury’s broad array of products, based on CompactPCI®, PCI, and VME standards, provide the medical imaging industry with increased performance densities at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Integrating the high-bandwidth RACEway Interconnect architecture within the PCI and VME environments results in highly scalable systems. This allows medical equipment suppliers to design systems that can satisfy a broad range of price/performance requirements and meet the needs of global markets, all with the same Mercury architecture.

The MBG is comprised of an experienced team of sales specialists, as well as systems and applications engineers who work closely with the medical equipment designers and with Mercury’s product development engineers. Once selected for design into a customer’s product line, this joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the medical imaging system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of Mercury’s products. The MBG sales and technical support personnel are distributed among offices in the United States, and through Mercury’s subsidiary offices in the United Kingdom and France. At Mercury’s headquarters in Chelmsford, Massachusetts, systems engineers specializing in medical imaging applications provide support on an as-needed basis to the remote offices to assist in the pursuit of new medical imaging design wins.

OEM Solutions Group

In fiscal 2003, 2002 and 2001, OSG accounted for 11%, 7%, and 9%, respectively, of Mercury’s total revenues. Mercury’s systems are currently embedded within semiconductor photomask generation systems manufactured by Micronic Laser Systems AB of Sweden. In addition, Mercury has secured multiple design wins in each of the primary application areas of photomask generation, reticle inspection and wafer inspection. Mercury’s current customers range from relatively new start-up companies to top-tier OEMs. Mercury’s products are also currently designed into the high-throughput airport baggage scanning system from InVision Technologies. Recently, Mercury has invested in both product and market development in an attempt to penetrate the communications infrastructure market. Mercury has focused its efforts on communications computing applications within the telecommunications infrastructure market. Mercury has no current customers in the communications computing market area.

Mercury’s strategy is to provide a compelling combination of high-performance and competitively priced embedded computer systems with application engineering expertise. Mercury believes it is one of a very few suppliers of off-the-shelf embedded computers that has products capable of meeting the demanding processing and I/O bandwidth requirements of the OEM marketplace. Mercury’s OEM business and support model fits well with the OEM’s needs for faster time to market. Mercury believes the principal reason for its OEM design wins is Mercury’s experienced team of systems and applications engineers who work closely with the OEMs and with Mercury’s product development engineers to ensure the optimum configuration for the customer. Mercury focuses on establishing strong relationships with its OEM customers by maintaining frequent, in-depth communications and working closely with their engineering groups. Mercury intends to continue its efforts to earn new design wins for its computer systems in place of alternative designs employed by the semiconductor imaging equipment manufacturers and other competitors within the market.

The OSG is comprised of two experienced teams of sales specialists, as well as systems and applications engineers who work closely with the OEM designers and with Mercury’s product development engineers. The two OSG teams include the communications computing market team and the OEM solutions market team, the latter focusing primarily on semiconductor imaging applications. Once selected for design into a customer’s product line, a joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the OEM’s system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of Mercury’s products. The OSG sales and technical support personnel are distributed among offices in the United States. At Mercury’s headquarters in Chelmsford, Massachusetts, systems engineers specializing in the OEM applications provide support on an as-needed basis to assist in the pursuit of new OEM design wins.

CUSTOMERS

In fiscal 2003, Lockheed Martin, GE Medical, Northrop Grumman and Raytheon Company accounted for 12%, 12%, 11% and 10% of revenues, respectively. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company accounted for 16%, 12% and 12% of revenues, respectively. In fiscal 2001, Raytheon Company, Lockheed Martin and GE Medical accounted for 18%, 14% and 13% of revenues respectively.

International revenues represented approximately 7%, 4% and 4% of Mercury’s total revenues during fiscal 2003, 2002 and 2001, respectively. International revenue is based on the country in which Mercury’s legal subsidiary is domiciled.

KEY TECHNOLOGY COMPETENCIES

Many of Mercury’s customers share a common requirement: the need to process high-volume, real-time digital data streams. The computer must have the ability to process incoming data as quickly as it is received, whether from an antenna in a defense application or from a medical scanner. Data rates can range from a few to several hundreds of megabytes per second (or several billion bits per second). The ability to process this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the computers built by Mercury.

Due to the nature of the applications in which many of Mercury’s computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. The Company employs the RACEway Interconnect, an industry standard system area network developed by Mercury, which allows for high interprocessor communication, data processing bandwidth and I/O capacity. Mercury uses its proprietary Application-Specific Integrated Circuits (“ASICs”) to integrate microprocessors, memory and related components into the RACEway Interconnect fabric to provide optimum system performance. Mercury uses multiple industry-standard processors, such as Motorola’s PowerPC® microprocessor, in the same system. Mercury believes that the RACEway Interconnect and its proprietary ASICs, working together with a group of mixed microprocessors in the same system, allow for the most efficient use of space and power with an optimal price/performance ratio.

Mercury has developed a set of core technical strengths specifically targeted to, and defined by, the application areas of digital signal and image processing. These technical strengths are pivotal to Mercury’s success in the real-time market segments of defense electronics, medical imaging and OEM solutions. These technical strengths have resulted in the following developments and capabilities:

Heterogeneous Processor Integration.    Mercury has developed intellectual property, implemented in several ASICs, that integrates standard microprocessors, digital signal processors, and FPGAs into a single heterogeneous environment. Mercury develops systems consisting of different microprocessor types with a single-system software model. Mercury’s processor-independent software offers a consistent set of software development tools and runtime libraries that can drive a heterogeneous mix of microprocessor types.

Performance Density.    Mercury’s thermal analysis expertise allows it to design products that optimize the dissipation of heat from the system to meet the environmental constraints imposed by many of its customers’ applications. Mercury’s modular hardware and software building blocks allow it to design systems that best meet the application’s specific data profiles. Altogether, these attributes combine to deliver the maximum performance in processing, reliability and bandwidth in the smallest possible space.

Scalable Software.    Mercury’s software has been designed to scale to hundreds of processors used in real-time environments while maintaining a high-bandwidth capability. Regardless of the number of processors, Mercury’s software provides the same programming environment for a software developer working with Mercury’s computer systems, allowing faster time to market and lower life-cycle maintenance costs for its customers.

Optimized Algorithm Development.    Mercury specializes in algorithm development for single- and multi-processor implementations. Mercury believes that using the mathematical algorithms in Mercury’s scientific algorithm library (“SAL”) and image processing library (“PixL”) significantly increases the performance of customers’ applications, reduces development time and minimizes life-cycle support costs.

Systems Engineering Expertise.    Mercury has established a core competency in providing complete image and signal processing subsystem solutions to its customers. Partnering with its customers, Mercury combines its understanding of the application with its deep knowledge of the system hardware and software to develop solutions for some of the world’s most demanding real-time, signal-processing applications.

PRODUCTS

HARDWARE PRODUCTS

Mercury offers a broad family of products designed to meet the full range of requirements in signal and image processing applications.

RACE++® Series PowerStream Product Line.    Power Stream systems are designed to address the requirements of the most demanding defense electronics applications that are compute-intensive and require a very high I/O capacity and interprocessor bandwidth. PowerStream™ systems are being used in advanced radar applications such as space-time adaptive processing (“STAP”) radar, and synthetic aperture radar (“SAR”), airborne early warning (“AEW”) radar, and multifunctional naval radars incorporating surveillance, tracking, and weapons control. PowerStream systems transform the massive streams of digital data created in these applications into usable information in real time. PowerStream™ systems can scale to hundreds of processors and today include compute modules based on the PowerPC processors. Designed as a deployable multiprocessor system, the PowerStream™ computer includes the power, cooling, and reliability features required for fielding high-end applications in the confined environments of airborne, oceangoing, or land-mobile applications. Entry price for a PowerStream™ system is about $750,000. Large configurations, scaling up to 180 processors, are available.

RACE++® VME Product Line.    RACE++ VME systems provide real-time, embedded multicomputing in an industry-standard VME chassis. The VMEbus has been the traditional standard for many embedded applications. Mercury’s VME systems each support RACEway Interconnect. These systems contain compute modules based primarily on the PowerPC processors and can scale to several hundred processors. RACE++ Series MYRIAD I/O products provide a wide range of digital interface options for Mercury’s VME-based systems, including Fibre Channel interfaces and PCI mezzanine card (PMC) sites for a variety of third-party standard and custom I/O devices. Mercury’s VME-based systems and components are primarily used in the defense market where backward and forward compatibility is required for the long system life cycles of military equipment. RACE++ VME systems meet the computing speed, bandwidth and scalability requirements of many of today’s radar, sonar and SIGINT applications where they are typically used to transform the streams of digital data created in these applications into usable information in real time. Advanced radar systems are more likely to use the PowerStream™ systems because of the I/O bandwidth required. RACE++ VME systems can scale up to 320 processors in a single-chassis system, meeting the demands of the most compute-intensive embedded applications, and provides the I/O bandwidth required to meet the requirements of a wide array of applications. Entry price for a RACE++ VME system is about $50,000. Large configurations, scaling up to 320 processors in a single chassis, are available.

Industrial Class Systems.    Mercury offers two product lines in this class of system, which is targeted at applications deployed in benign enviroments. The VantageRT®™ PCI-based systems scale to 64 processors and are directed to the medical imaging and OEM solutions markets. VantageRT systems are also the first Mercury systems to get FPGA-based computing integrated into the switch fabric architecture. The ImpactRT™ 3100 systems are based on the CompactPCI (“cPCI”) standard and are the first systems to utilize the next-generation RapidIO® switch interconnect, and scale up to 76 microprocessors. CompactPCI systems provide a cost-effective solution for industrial applications in medical imaging and OEM applications that require a more rugged operating environment than PCI-based systems can provide, but do not require the scalability and ruggedness of the RACE++ Series VME product line. Entry price for a RACE++ Series VantageRT™ and ImpactRT™ system is about $20,000. Larger configurations are available and sell for up to $500,000.

SOFTWARE PRODUCTS

Mercury has developed a comprehensive line of software products that enable accelerated development and execution of digital signal and image processing applications on Mercury hardware. The MCOE multicomputer operating environment is embedded in each digital signal processing board sold by Mercury. Mercury separately licenses software products, and licenses a development software package that includes a development version of the MCOE multicomputer operating environment, scientific algorithm libraries, debugging tools and compilers. In fiscal 2003, 2002 and 2001, revenues recognized from licensing standalone software products were approximately $3.2 million, $2.4 million, and $2.7 million, respectively.

The following are software products offered by Mercury.

Base Software Development Environment.    The base development environment includes the software necessary to develop a multiprocessor application on a Mercury system. This includes the development versions of the MCOE multicomputer operating environment, the Scientific Algorithm Library (“SAL”), the Parallel Acceleration System™ (“PAS”) library for multiprocessor communication, and a compiler tool chain. In particular, both SAL and PAS are heavily optimized for the processor, system, and software architectures delivered by Mercury. Mercury believes that the implementation and use of these software offerings result in high productivity and higher performance than alternative solutions.

Optional Software Development Products.    Mercury offers additional software development tools and libraries to provide enhanced capabilities, promote standard interfaces, and increase multicomputer programming productivity. The PixL™ image processing library provides high-performance vector integer routines that execute 8 to 16 times faster than traditional scalar code. The RACE++ Series MULTI® Integrated Development Environment (“IDE”) brings mainstream software development tools to the challenge of developing real-time multicomputing solutions. The TATL™ Trace Analysis Tool and Library is a system-level performance analyzer and debugger for off-line analysis of the dynamic communications, control, and dependencies in the multiprocessor system. Each of these optional tools and libraries can significantly increase the productivity of the application developer and result in higher performance at the application level.

Runtime Environment.    A runtime license for the MCOE multicomputer operating environment and each of the libraries is included as part of each RACE, RACE++, and RapidIO system sold. Therefore, the incremental cost of employing a particular tool or library in any number of fielded systems is only the cost of the development package.

RESEARCH AND DEVELOPMENT

Mercury’s research and development efforts are focused on developing new products as well as enhancing existing products. Mercury’s research and development goal is to fully exploit and maintain its technological lead in the high-performance, real-time, signal processing industry.

Mercury is involved with researchers from other companies and government organizations to contribute to the definition, standardization and implementation of a software framework for use inside programmable radios. Similar cooperative developments are underway to develop technology to optimize software code portability and reusability. This latter research is focused on developing generic software components that can be targeted to Mercury’s products through the use of industry-standard tools with Mercury-specific libraries. Some of these research areas benefit from cost sharing through Defense Advanced Research Projects Agency (“DARPA”) grants in those areas where the U.S. Department of Defense will obtain benefit from the development. Mercury reduced research and development expenses by $659,000, $113,000 and $84,000 during fiscal 2003, 2002 and 2001, respectively, as a result of cost sharing through DARPA.

As of June 30, 2003, Mercury had 226 employees primarily engaged in engineering, research and development, including hardware and software architects and design engineers. During fiscal years 2003, 2002 and 2001, Mercury’s total research and development costs were approximately $38.4 million, $34.4 million and $30.5 million, respectively.

CUSTOMER SUPPORT AND INTEGRATION

Mercury’s Customer Services organization is engaged in a full range of support functions, including training, technical program management, integration and design services, maintenance and support services. Mercury has invested in a range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. Within the Customer Services organization, the Solution Alliance team has developed many custom interfaces, reviewed customers’ designs, developed special hardware and software components and provided program management on behalf of defense, medical and OEM customers. The capabilities of this team enable Mercury to respond to the demanding individuality of many programs and have resulted in Mercury being selected for both development, high-volume production and deployed programs.

MANUFACTURING AND TESTING

Mercury has received the International Organization for Standardization (“ISO”) 9001 certification for quality. Mercury’s manufacturing operations consist primarily of materials planning and procurement, final assembly, burn-in, final system testing and quality control. Mercury designs all of the hardware sub-assemblies for its products and uses the services of contract manufacturers in the U.S. to build these sub-assemblies and certain of its products to Mercury’s specifications. Mercury uses automated testing equipment and burn-in procedures, as well as comprehensive inspection and testing by technicians, to assure the quality and reliability of its products.

Although Mercury generally uses standard parts and components for its products, certain components, including custom-designed ASICs, SRAM, and PowerPC processors, are presently available only from a single source or from limited sources. Mercury has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. Mercury has generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. Mercury believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect Mercury’s revenues and financial results and could impact customer relations.

COMPETITION

The markets for Mercury’s products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative design approaches. The principal competition within the non-defense markets comes from internal development organizations, though from time to time Mercury does compete with other commercial companies for the design win. A design win usually ensures, but does not always guarantee, that a customer will purchase Mercury’s product until the next-generation system is developed. Mercury believes that its future ability to compete effectively will depend, in part, upon its ability to continue to improve product and process technologies, develop new technologies to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, to identify and adopt emerging industry standards and to adapt to customer needs.

The principal basis for selection in sales of digital signal processing systems to the defense electronics industry are performance (measured primarily in terms of processing speed, I/O capacity and interprocessor bandwidth, processing density per cubic foot, power consumption and heat dissipation), systems engineering support, overall quality of products and associated services, use of industry standards, ease of use and price. Competitors in the defense electronics industry include a relatively small number of companies that design, manufacture and market embedded digital signal processing board-level products and in-house design teams employed by prime defense contractors. In-house design efforts historically have provided a significant amount of competition to Mercury. However, competition from in-house design teams has diminished significantly in recent years due to the increasing use of custom off the shelf (“COTS”) products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in-house developments will not re-emerge as a major competitive force in the future. Prime contractors are much larger than Mercury and have substantially more resources to invest in research and development. Increased use of in-house design teams by defense contractors in the future would have a material adverse effect on Mercury’s business and operating results. Within the defense electronics market, Mercury occasionally competes with workstation vendors who have substantially greater research and development resources, long-term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of Mercury.

In the medical imaging industry, the principal basis for selection is performance (measured primarily in terms of processing speed, I/O capacity, interprocessor bandwidth and power consumption), price, systems engineering support, overall quality of products and associated services, use of industry standards and ease of use. Competitors in the medical imaging market include in-house design teams and a small number of companies that design, manufacture and market DSP board-level products, and workstation manufacturers. Workstations have become a competitive factor primarily in the market for low-end MRI and CT machines. There can be no assurance that workstation manufacturers and other low-end single-board computer, and merchant board computer companies will not attempt to penetrate the high-performance market for medical imaging machines. The evolution of microprocessor technology makes it possible to run the same algorithm on smaller configurations creating more alternatives for designing an embedded solution. Workstation manufacturers typically have greater resources than does Mercury, and their entry into markets historically targeted by Mercury may have a material adverse effect on Mercury’s business and operating results.

The requirements of the semiconductor equipment market can best be looked at from the perspective of the demands of customers for imaging equipment. Semiconductor manufacturers are under constant pressure to produce chips that are faster and smaller. This demand drives the need for new semiconductor manufacturing equipment that can create chips with reduced line widths and that can perform critical inspections at each development step to provide the yield necessary to meet financial objectives. As line widths shrink, previous imaging techniques become obsolete, and new technology and techniques are required. This places constant demands on the OEMs to increase system performance. The new geometries and the industry drive for greater sensitivity is causing an increase in the amount of data systems must process. This is the result of pixel sizes getting smaller (image sizes are getting bigger) and algorithms getting more complex to compensate for the artifacts caused by dealing with smaller features. Increasing competition among semiconductor manufacturing OEMs is driving an increased focus on time-to-market of higher performance and new processing algorithms. To meet time-to-market demands and have the ability to deploy more complex algorithms efficiently, the industry is moving away from traditional hard-coded solutions and adopting off-the-shelf programmable solutions.

In other commercial and industrial markets, the primary basis for selection is performance (measured in terms of processing performance, I/O speed, and interprocessor communications bandwidth), price, systems engineering support, quality of products and service, and on-time delivery.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Mercury relies on a combination of patent, copyright, trademark and trade secret laws to establish and protect its rights in its products and proprietary technology. In addition, Mercury currently requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to, and distribution of proprietary information. There can be no assurance that Mercury’s means of protecting its proprietary rights in the U.S. or abroad will be adequate. The laws of some foreign countries may not protect Mercury’s proprietary rights as fully or in the same manner as do the laws of the U.S. Also, despite the steps taken by Mercury to protect its proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of Mercury’s products, develop similar technology independently or otherwise obtain and use information that Mercury regards as proprietary. There can be no assurance that others will not develop technologies similar or superior to Mercury’s technology or design around the proprietary rights owned by Mercury. Although Mercury is not aware that its products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of Mercury, could result in significant expense to Mercury and divert the efforts of Mercury’s technical and management personnel from daily operations. In the event of any adverse ruling in any litigation regarding intellectual property, Mercury may be required to pay substantial damages, discontinue the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to use infringing or substituted technology. The failure to develop, or license on acceptable terms, a substitute technology, could impact Mercury’s business.

Mercury holds five United States patents covering aspects of the RACE Series® architecture, and has several additional patents pending and applications submitted. Mercury may file additional patent applications seeking protection for other proprietary aspects of its technology in the future. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to Mercury, that any of Mercury’s patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by Mercury. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, Mercury cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with Mercury’s ability to make, use or sell its products either in the United States or in international markets.

BACKLOG

As of June 30, 2003, Mercury had a backlog of orders aggregating approximately $57.3 million of which $50.2 million is expected to be delivered within the next twelve months. As of June 30, 2002, the backlog was $60.9 million. Mercury includes in its backlog customer orders for products and services for which it has accepted signed purchase orders. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. Mercury cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect Mercury’s results of operations or its ability to predict future revenues. Backlog should not be relied upon as indicative of Mercury’s revenues for any future period.

EMPLOYEES

At June 30, 2003, Mercury employed a total of 576 persons, including 226 in research and development, 194 in sales, marketing and customer support, 66 in manufacturing and 90 in general and administration. Mercury has 17 employees located in Europe; four located in Japan and the remainder are located in the U.S. Mercury does not have any employees represented by a labor organization, and Mercury believes that its relations with its employees are good. At June 30, 2002, the Company employed a total of 593 persons.

*    *    *    *    *

Mercury maintains a website on the World Wide Web at www.mc.com. Mercury makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on Mercury’s website does not constitute part of this report. Mercury’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Mercury depends heavily on defense electronics programs, which may be only partially funded and are subject to potential termination and reductions in government spending for programs that incorporate Mercury’s products.

Sales of Mercury’s computer systems, primarily as an indirect subcontractor or team member and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 69%, 65% and 67% of revenues in fiscal 2003, 2002 and 2001, respectively. Mercury’s computer systems are included in many different domestic and international programs. Over its lifetime, the award of many different individual contracts and subcontracts may implement a program’s requirements. The funding of U. S. Government programs is subject to congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The U.S. Government could reduce or terminate a prime contract under which Mercury is a subcontractor or team member irrespective of the quality of Mercury’s products or services. The reduction in funding or termination of a government program in which Mercury is involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received by Mercury. The termination of a program or the reduction in or failure to commit additional funds to a program in which Mercury is involved could increase Mercury’s overall costs of doing business and have a material adverse effect on Mercury’s financial condition and results of operations. In addition, changes in government administration, and changes in national and international priorities including developments in the geo-political environment such as the current “War on Terrorism,” Operation Enduring Freedom, Operation Iraqi Freedom, and nuclear proliferation in North Korea, could have a significant impact on defense spending priorities and the efficient handling of routine contractual matters. These changes could have either a positive or negative impact on Mercury’s business, financial condition or results from operations in the future.

Mercury faces the risks and uncertainties associated with defense-related contracts.

Whether Mercury’s contracts are directly with the U.S. Government and its agencies, or indirectly as a subcontractor or team member, or they are directly with foreign governments and agencies, or indirectly as a subcontractor or team member, Mercury’s contracts and subcontracts are subject to special risks, including:

•	delays in funding;

•	the reprioritizing of certain Department of Defense rated orders which may affect scheduled delivery dates;

•	reduction or modification in the event of changes in government priorities and policies, or as the result of budgetary constraints or political changes;

•	increased or unexpected costs under fixed-price contracts; and

•	other factors that are not under Mercury’s control.

In addition, Mercury’s contracts with the United States and foreign governments and their prime contractors and subcontractors are subject to termination either upon default by Mercury or at the convenience of the government or contractor if the program itself has been terminated. Termination for convenience provisions generally entitle Mercury to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

Because Mercury contracts to supply goods and services to the United States and foreign governments and their prime contractors and subcontractors, Mercury is also subject to other risks, including:

•	contract suspensions;

•	protests by disappointed bidders of contract awards that can result in the reopening of the bidding process;

•	changes in governmental policies or regulations; and

•	other political factors.

Finally, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to Mercury. Mercury cannot assure that this increased bargaining power of the contractors will not adversely affect its business, financial condition or results of operations in the future.

The loss of one or more of Mercury’s largest customers could adversely affect Mercury’s business, financial condition and results of operations.

Mercury is dependent on a small number of customers for a large portion of Mercury’s revenues. A significant decrease in the sales to or loss of any of its major customers would have a material adverse effect on Mercury’s business, financial condition and results of operations. Mercury has several customers who each account for greater than 10% of revenues. In fiscal 2003, Lockheed Martin, GE Medical, Northrop Grumman and Raytheon Company accounted for 12%, 12%, 11% and 10% of revenues, respectively. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company accounted for 16%, 12% and 12% of revenues, respectively.

In fiscal 2001, Raytheon Company, Lockheed Martin and GE Medical accounted for 18%, 14% and 13% of revenues, respectively. Customers in the defense electronics market generally purchase Mercury’s products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. In addition, Mercury’s revenues are largely dependent upon the ability of customers to develop and sell products that incorporate Mercury’s products. No assurance can be given that Mercury’s customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, Mercury’s results of operations.

Mercury’s medical imaging revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact operating results.

Sales of computer systems to the medical imaging market accounted for approximately 20%, 28% and 24% of revenues in fiscal 2003, 2002 and 2001, respectively. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of medical imaging revenues for each of the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In addition, GE Medical accounted for 59%, 57% and 52% of aggregate sales to the medical imaging market in fiscal 2003, 2002 and 2001, respectively. If a major customer significantly reduces the amount of business it does with Mercury, there would be an adverse impact on operating results.

Although Mercury is seeking to broaden its commercial customer base, Mercury will continue to depend on sales to a relatively small number of major customers and modalities in the medical imaging market. Because it often takes significant time to replace lost business, it is likely that operating results would be adversely affected if one or more of Mercury’s major customers were to cancel, delay or reduce significant orders in the future. Mercury’s customer agreements typically permit the customer to discontinue future purchases after timely notice.

Competition from existing or new companies in the medical imaging business could cause Mercury to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Medical imaging is a highly competitive industry, and Mercury’s medical imaging OEM customers generally extend the competitive pressures they face throughout their respective supply chains. Mercury is subject to competition based upon product design, performance, pricing, quality and services. Mercury’s product performance, embedded systems engineering expertise, and product quality have been important factors in growth. While Mercury tries to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances Mercury’s products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

Many of Mercury’s medical imaging OEM customers and potential medical imaging OEM customers have the capacity to design and manufacture the products Mercury manufactures internally. Mercury faces competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing.

Mercury’s sales to the medical imaging market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

Medical imaging OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of Mercury’s products unnecessary or obsolete, or any change in the technology in these devices, could result in a decrease in Mercury’s revenues. In addition to Mercury’s medical imaging OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the United

States as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer medical imaging products. Future health care regulations or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad may have a material adverse effect on Mercury’s business. The economic and technological conditions affecting Mercury’s industry in general, or any major medical imaging OEM customers in particular, may adversely affect operating results.

If Mercury is unable to respond adequately to its competition, Mercury may lose existing customers and fail to win future business opportunities.

The markets for Mercury’s products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to Mercury’s products, thereby reducing demand for Mercury’s products. Due to the rapidly changing nature of technology, Mercury may not become aware in advance of the emergence of new competitors into Mercury’s markets. The emergence of new competitors into markets historically targeted by Mercury could result in the loss of existing customers and may have a negative impact on the ability to win future business opportunities. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within target markets. Mercury cannot assure that workstation manufacturers, other low-end single-board computer, and merchant board computer companies, or a new competitor, will not attempt to penetrate the high-performance market for defense electronics systems, which could have a material adverse effect on Mercury’s business, financial condition and results of operations.

Mercury faces the continuing impact on its business from the slowdown in worldwide economies.

Mercury’s business has been, and may continue to be, negatively impacted by the slowdown in the economies of the United States, Europe, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of these capital investments. These reductions have been particularly severe in the electronics and semiconductor industries, which Mercury serves. While Mercury’s business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all business segments and is a contributor to the slower than normal customer orders. Mercury cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of customer orders will rebound when the worldwide economies begin to grow, or if and when growth rate of customer orders will return to historical numbers. All components of forecasting and budgeting processes are dependent upon estimates of growth in the markets Mercury serves. The prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, Mercury may make significant investments and expenditures, but never realize the anticipated benefits, which could adversely effect its results of operations. The future direction of the overall domestic and global economies could have a significant impact on Mercury’s overall performance.

Mercury cannot predict the consequences of any future terrorist activities, but they may adversely affect the markets in which Mercury operates, Mercury’s ability to insure against risks, and its operations or profitability.

The terrorist attacks in the United States on September 11, 2001, as well as the U.S.-led response, including Operation Enduring Freedom and Operation Iraqi Freedom, the potential for future terrorist activities, and the development of a Homeland Security organization have created economic and political uncertainties that could have a material adverse effect on business and the price of Mercury’s common stock. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which Mercury operates. These developments may affect adversely business and profitability and the prices of Mercury’s securities in ways that cannot be predicted at this time.

Implementation of Mercury’s growth strategy may not be successful, which could affect its ability to increase revenues.

Mercury’s growth strategy includes developing new products and entering new markets. Mercury’s ability to compete in new markets will depend upon a number of factors including, without limitation:

•	the ability to create demand for products in new markets;

•	the ability to manage growth effectively;

•	the quality of new products;

•	the ability to successfully integrate acquisitions that are made;

•	the ability to respond to changes in customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of customers; and

•	the ability to respond rapidly to technological change.

The failure to do any of the foregoing could have a material adverse effect on Mercury’s business, financial condition, results of operations and may impact gross margins. In addition, Mercury may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations.

Mercury may be unable to obtain critical components from suppliers, which could disrupt or delay the ability to deliver products to customers.

Several components used in Mercury’s products are currently obtained from sole-source suppliers. Mercury is dependent on key vendors such as LSI Logic, Atmel, Xilinx and Toshiba for custom-designed Application Specific Integrated Circuits (“ASICs”) and Field Programmable Gate Arrays (“FPGAs”), as well as Motorola for Mercury’s PowerPC line of processors and IBM for a specific Static Random Access Memory (“SRAM”). Generally, suppliers may terminate their contract with Mercury without cause upon 30-days’ notice and may cease offering Mercury products upon 180-days’ notice. If any of Mercury’s sole-source suppliers were to limit or reduce the sale of these components, or if these or other component suppliers, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying Mercury with the necessary components, these events could result in a loss of revenues due to the inability to fulfill orders in a timely manner or at all. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to Mercury or to Mercury’s customers, thereby adversely affecting business and customer relationships. Mercury has no guaranteed supply arrangements with its suppliers, and there can be no assurance that suppliers will continue to meet Mercury’s requirements. If supply arrangements are interrupted, there can be no assurance that Mercury will find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in Mercury’s products, or the inability to procure these components from alternate sources on acceptable terms, could increase the cost or disrupt or delay the ability to deliver products to customers and thereby have a material adverse effect on Mercury’s business, financial condition and results of operations. Mercury cannot assure that severe shortages of components will not occur in the future. Mercury could incur setup costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could materially and adversely affect its operating results.

Mercury may not be able to efficiently manage relationships with contract manufacturers.

Mercury relies on contract manufacturers to build hardware sub-assemblies for products in accordance with Mercury’s specifications. During the normal course of business, Mercury may provide demand forecasts to contract manufacturers up to five months prior to scheduled delivery of products to customers. If Mercury overestimates requirements, the contract manufacturers may assess cancellation penalties or Mercury may be left with excess inventory, which may negatively impact earnings. If Mercury underestimates requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of Mercury’s products and result in delays in shipment to customers and revenue recognition. Mercury may not be able to effectively manage the relationship with contract manufacturers, and the contract manufacturers may not meet future requirements for timely delivery. Contract manufacturers also build products for other companies, and they cannot assure Mercury that they will always have sufficient quantities of inventory available to fill orders or that they will allocate their internal resources to fill these orders on a timely basis. In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While to date there has been no significant impact on Mercury’s contract manufacturers, future acquisitions could potentially have an adverse effect on its working relationships with contract manufacturers.

Performance and stock price may decline if Mercury is unable to retain and attract key personnel.

Mercury is largely dependent upon the skills and efforts of senior management including James R. Bertelli, Mercury’s president and chief executive officer, as well as managerial, sales and technical employees. None of Mercury’s senior management or other key employees is subject to any employment contract. The loss of services of any executive or other key personnel could have a material adverse effect on Mercury’s business, financial condition and results of operations and stock price. In addition, Mercury’s future success will depend to a significant extent on the ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. There can be no assurance that Mercury will be successful in retaining current or future employees.

Mercury is exposed to risks associated with international operations.

Mercury markets and sells products in international markets, and has established offices and subsidiaries in the United Kingdom, Japan, the Netherlands and France. There are risks inherent in transacting business internationally, including:

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

There can be no assurance that one or more of these factors will not have a material adverse effect on Mercury’s future international activities and, consequently, on Mercury’s business, financial condition or results of operations.

Mercury may be unable to successfully integrate acquisitions that are made.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value, and Mercury may in the future acquire or make investments in complementary companies, products or technologies.

Future potential acquisitions may pose risks to Mercury’s operations, including:

•	problems and increased costs in connection with integration of the personnel, operations, technologies or products of the acquired companies;

•	unanticipated costs;

•	diversion of management’s attention from the core business;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which Mercury has no, or limited, prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

In addition, in connection with any acquisitions or investments Mercury could:

•	issue stock that would dilute existing stockholders’ percentage ownership;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large expenditures related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or to use for other purposes.

The failure to successfully integrate any acquisition or for acquisitions to yield expected results may negatively impact Mercury’s financial condition and operating results.

If Mercury is unable to respond to technological developments and changing customer needs on a timely and cost-effective basis, its results of operations may be adversely affected.

Future success will depend in part on the ability to enhance current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. Defense electronics customers, in particular, demand frequent technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, Mercury must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that Mercury will secure an adequate number of defense electronics design wins in the future, that the equipment in which Mercury’s products are intended to function eventually will be deployed in the field, or that Mercury’s products will be included in such equipment if it eventually is deployed.

Customers in the medical imaging and OEM solutions markets, including the semiconductor imaging market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycle. There can be no assurance that Mercury will be selected to participate in the future design of any medical or semiconductor imaging equipment, or that, if selected, Mercury will generate any revenues for such design work.

The design-in process is typically lengthy and expensive, and there can be no assurance that Mercury will be able to continue to meet the product specifications of OEM customers in a timely and adequate manner. In addition, any failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, could negatively impact Mercury’s financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of Mercury’s products, Mercury has experienced delays from time to time in completing products on a timely basis. If Mercury were unable to design, develop or introduce competitive new products on a timely basis, future-operating results would be adversely affected. There can be no assurance that Mercury will be successful in developing new products or enhancing existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

Mercury may be unsuccessful in protecting intellectual property rights.

Mercury’s ability to compete effectively against other companies in Mercury’s industry depends, in part, on the ability to protect current and future proprietary technology under current and future patent, copyright, trademark, trade secret and unfair competition laws. Mercury cannot assure that the means of protecting proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to Mercury’s technology or design around the proprietary rights owned by Mercury. In addition, management may be distracted and may incur substantial costs in attempting to protect proprietary rights.

If Mercury becomes subject to intellectual property infringement claims, Mercury could incur significant expenses and could be prevented from selling specific products.

Mercury may become subject to claims that Mercury infringes the intellectual property rights of others in the future. Mercury cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause Mercury to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against Mercury could require substantial payment in damages and could also include an injunction or other court order that could prevent Mercury from offering certain products.

Mercury’s need for continued investment in research and development may increase expenses and reduce profitability.

Mercury’s industry is characterized by the need for continued investment in research and development. If Mercury fails to invest sufficiently in research and development, Mercury’s products could become less attractive to potential customers, and Mercury’s business and financial condition could be materially adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, operating results could be materially harmed if research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of Mercury’s commitment to invest in research and development, spending levels of research and development expenses as a percent of revenues may fluctuate in the future.

Period-to-period comparisons of Mercury’s results of operations may not be an accurate indication of future performance.

Mercury has experienced fluctuations in operating results in large part due to the sale of computer systems in relatively large dollar amounts to a relatively small number of customers. Operating results also have fluctuated due to:

•	competitive pricing programs and volume discounts;

•	the loss of customers;

•	market acceptance of Mercury’s products;

•	product obsolescence; and

•	general economic conditions.

In addition, from time to time, Mercury has entered into contracts, referred to as development contracts, to engineer a specific solution based on modifications to standard products. Gross margins from development contract revenues are typically lower than gross margins from standard product revenues. Mercury intends to continue to enter into development contracts and anticipates that the gross margins associated with development contract revenues will continue to be lower than gross margins from standard product sales.

Research and development expenses are expected to continue to increase as Mercury continues to develop products to serve Mercury’s markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. Significant research and development spending does not ensure Mercury’s computer systems will be designed into a customer’s system. Because future production orders are usually contingent upon securing a design win, operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

Mercury’s quarterly results may be subject to fluctuations resulting from the foregoing factors as well as from a number of other factors, including:

•	the timing of significant orders;

•	delays in completion of internal product development projects;

•	delays in shipping computer systems and software programs;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to the defense electronics, medical imaging and other markets;

•	production delays due to quality problems with outsourced components;

•	shortages and costs of components;

•	the timing of product line transitions; and

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology.

Another factor contributing to fluctuations in quarterly results is the fixed nature of expenditures on personnel, facilities and marketing programs. Expense levels for these programs are based, in significant part, on expectations of future revenues. If actual quarterly revenues are below management’s expectations, results of operations likely will be adversely affected. As a result of the foregoing factors, operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of Mercury’s common stock.

The trading price of Mercury’s common stock may continue to be volatile which may adversely affect business, and investors in Mercury’s common stock may experience substantial losses.

Mercury’s stock price, like that of other technology companies, has been extremely volatile. The stock market in general, and technology companies in particular, may continue to experience volatility in their stock prices. This volatility may or may not be related to operating performance. In addition, the continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class-action litigation against the company that issued the stock. If any stockholders were to institute a lawsuit, Mercury could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

Provisions in Mercury’s organizational documents and Massachusetts law could make it more difficult for a third party to acquire Mercury.

Provisions of Mercury’s charter and by-laws could have the effect of discouraging a third party from making a proposal to acquire Mercury and could prevent certain changes in control, even if some stockholders might consider the proposal to be in their best interests. These provisions include a classified board of directors, advance notice to Mercury’s board of directors of stockholder proposals and director nominations, and limitations on the ability of stockholders to remove directors and to call stockholder meetings. In addition, Mercury may issue shares of any class or series of preferred stock in the future without stockholder approval, upon such terms as the board of directors may determine. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued. Mercury is also subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in a broad range of business combinations with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder.

These provisions could discourage a third party from pursuing an acquisition of Mercury at a price considered attractive by many stockholders, because such provisions could have the effect of delaying or deferring a potential acquirer from acquiring control of Mercury.

ITEM 2.    PROPERTIES

Mercury’s headquarters consist of two buildings approximating 187,000 square feet of space in Chelmsford, Massachusetts. Mercury purchased these two buildings during fiscal 1999. In fiscal 2000, Mercury purchased approximately 179,000 square feet of land adjacent to the two existing lots. Mercury also maintains offices near Los Angeles and San Jose, California; Dallas, Texas; Chanhassen, Minnesota; Vienna, Virginia; Marlton, New Jersey; Nashua, New Hampshire; and Silver Spring, Maryland. Mercury has international offices in the United Kingdom, France, the Netherlands and Japan.

ITEM 3.    LEGAL PROCEEDINGS

In July 1999, a former employee alleged a wrongful termination action against Mercury and certain officers of Mercury. The former employee sought severance pay, the right to purchase 60,000 shares of Mercury’s common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, reimbursement of relocation costs and bonus compensation. Mercury and the former employee entered into binding arbitration in the Commonwealth of Massachusetts and, in December 2002, an award was entered in favor of the employee on one count, and for Mercury and certain officers of Mercury on the remainder of the counts. As a result of the award, Mercury recorded an expense in the second quarter of fiscal 2003 of approximately $800,000, which was included in selling, general and administrative expenses. In January 2003, all obligations under the award were settled.

Mercury is subject to other legal proceedings and claims that arise in the ordinary course of business. Mercury does not believe these actions will have a material adverse effect on its financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Mercury’s common stock is listed and traded on the Nasdaq National Market under the symbol MRCY. The following table sets forth, for the periods indicated, the high and low sale prices per share for Mercury’s common stock during such periods. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission.

		High	Low
2003	First quarter	$26.81	$16.45
	Second quarter	33.55	21.85
	Third quarter	33.54	25.78
	Fourth quarter	27.34	17.90

2002	First quarter	$56.11	$25.00
	Second quarter	50.17	35.00
	Third quarter	40.11	30.00
	Fourth quarter	32.00	19.89

As of August 29, 2003, Mercury had approximately 10,433 shareholders including record and nominee holders.

Mercury has never declared or paid cash dividends on shares of its common stock. Mercury currently intends to retain any earnings for future growth. Accordingly, Mercury does not anticipate that any cash dividends will be declared or paid on its common stock in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, which should be read in conjunction with Mercury’s financial statements and related notes included elsewhere in this report (in thousands except per share data):

	Year Ended June 30,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$180,242	$150,115	$180,492	$140,944	$106,571
Income from operations	25,830	14,578	39,557	33,461	18,623
Net income	22,677	15,828	30,684	24,896	13,462
Net income per share:
Basic	$1.07	$0.73	$1.42	$1.19	$0.66
Diluted	$1.03	$0.69	$1.33	$1.10	$0.62

	As of June 30,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$84,510	$96,051	$101,391	$67,977	$42,312
Total assets	190,555	167,111	183,584	144,217	97,511
Long-term obligations	12,358	12,899	13,430	14,052	590
Total stockholders’ equity	$152,656	$135,725	$147,788	$108,360	$77,440

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In this report, as well as oral statements made by Mercury, phrases that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect Mercury’s future plans of operations, business strategy, results of operations and financial position. These statements are based on Mercury’s current expectations and estimates as to prospective events and circumstances about which Mercury can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and Mercury undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include certain factors identified in the following discussion as well as the risk factors appearing in Item 1 in this annual report on Form 10-K.

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

During the past several years, the majority of Mercury’s revenue has been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. Mercury’s activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical imaging is another primary market currently served by Mercury. Mercury’s computer systems are embedded in magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET”), and digital cardiology imaging machines. The remaining revenues are derived from computer systems used in such commercial OEM solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

Mercury uses a direct sales force to sell its computer systems to the defense electronics markets in the U.S., Japan, and Europe. Defense electronics sales in other countries are achieved through distributors. Mercury also uses a direct sales force to sell its computer systems to the U.S. and international medical imaging markets. Mercury sells its products to OEMs, value-added resellers and end users.

On April 1, 2002, Mercury completed its acquisition of Myriad Logic, Inc. (“Myriad”). Myriad is a leading developer of I/O technology based in Silver Spring, Maryland. The acquisition of Myriad expanded Mercury’s capability to provide more of a total system solution and provide more system integration services. The total purchase price of $7.9 million consisted of $7.5 million in cash plus $0.4 million of transaction costs directly related to the acquisition. As a result of the acquisition, Mercury recorded approximately $4.2 million of goodwill and $3.4 million of acquired intangible assets.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Mercury has identified the policies discussed below as critical to understanding its business and its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, where such polices affect its reported and expected financial results.

The preparation of consolidated financial statements requires Mercury to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, Mercury evaluates its estimates and judgments, including those related to revenue recognition; allowances for bad debts; the valuation of inventory, long-lived assets and income tax assets; and warranties, contingencies and litigation. Mercury bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable

Revenue from system sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Certain contracts with customers require the Company to perform tests of its products prior to shipment to ensure their performance complies with the Company’s published product specifications and, on occasion, with additional customer-requested specifications. In these cases, the Company conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, the Company believes that no further customer testing requirements exist and that there is no uncertainty of non-acceptance by its customer. In the rare instance that customer payment is conditioned upon final acceptance testing by the customer at its own facility, the Company does not recognize any revenue until the final acceptance testing has been completed, and written confirmation from the customer has been received.

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

For transactions involving the licensing of stand-alone software products and of software that is not incidental to the product, the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable, and collection of the related receivable is reasonably assured. The Company’s standalone software products are not deemed essential to the functionality of any hardware system and do not require installation by the Company or significant modification or customization of the software. The fair value of maintenance agreements related to standalone software products is recognized as revenue ratably over the term of each maintenance agreement.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of goodwill annually and of acquired intangible assets, property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could indicate impairment include significant underperformance relative to prior operating results projections, significant changes in the manner of the Company’s use of the asset or the strategy for the Company’s overall business, and significant negative industry or economic trends. When the Company determines that the carrying value of acquired intangible assets, property and equipment or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

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

Warranty Accrual

The Company’s product sales include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Year Ended June 30,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	34.4	34.8	33.1

Gross margin	65.6	65.2	66.9
Operating expenses:
Selling, general and administrative	30.0	32.6	28.1
Research and development	21.3	22.9	16.9

Total operating expenses	51.3	55.5	45.0

Income from operations	14.3	9.7	21.9
Other income, net	3.9	4.9	3.1

Income before income taxes	18.2	14.6	25.0
Provision for income taxes	5.6	4.1	8.0

Net income	12.6%	10.5%	17.0%

The following table sets forth, for the periods indicated, revenues by operating segment.

	Year Ended June 30,
	2003	2002	2001
Defense Electronics	69%	65%	67%
Medical Imaging	20	28	24
OEM Solutions	11	7	9

Total revenues	100%	100%	100%

FISCAL 2003 VS. FISCAL 2002

REVENUES

Total revenues increased 20% from $150.1 million during fiscal 2002 to $180.2 million during fiscal 2003. International revenues represented approximately 7% of total revenues during fiscal 2003, compared with approximately 4% of total revenue during fiscal 2002.

Defense electronics revenues increased 26% or $25.9 million to $124.1 million during fiscal 2003 compared to $98.2 during fiscal 2002. The increases in defense electronics revenues occurred across each of the three primary application markets within the segment, including radar, signals intelligence and emerging applications markets as well as revenues attributed to the acquisition of Myriad in April 2002, which contributed $11.9 million during the year ended June 30, 2003, compared to $3.0 million for the same period in 2002. Order rates for the defense electronics business in fiscal 2003 were below the order rates in fiscal 2002, which resulted in a reduction of Mercury’s backlog at June 30, 2003 compared with June 30, 2002. Mercury continues to experience limited visibility into the defense programs that utilize Mercury’s products and expects minimal growth in fiscal 2004 in its defense electronics revenues compared to fiscal 2003.

Medical imaging revenues decreased 14% or $5.7 million to $35.7 million during fiscal 2003 compared to $41.4 million in fiscal 2002. The decrease in medical imaging revenues was primarily due to a $7.5 million decrease in revenues from products used in CT imaging systems offset by a $2.5 million increase in other modalities including digital x-ray and MRI. The reduction in revenues derived from CT imaging systems was due to introductions by customers of CT systems that do not contain Mercury products. Revenues from CT systems were approximately $7.2 million and $14.7 million for fiscal 2003 and 2002, respectively. The Company anticipates shipments of the CT imaging systems to be insignificant in future periods. The Company expects a decline in medical imaging revenues in fiscal 2004 compared to fiscal 2003 due to the loss of CT revenues, partially offset by an increase in non-CT applications.

OEM solutions revenues increased 94% or $9.9 million to $20.4 million for fiscal 2003 compared to $10.5 million during fiscal 2002. The increase in revenue was due primarily to increased shipments of high-throughput baggage scanning applications as well as increased shipments to semiconductor imaging OEMs for developing and testing of new semiconductor imaging systems. Mercury expects OEM business solutions revenues to grow in fiscal 2004 compared to fiscal 2003, primarily as a result of design wins within the semiconductor business.

GROSS MARGIN

Gross margin was 65.6% for fiscal 2003 an increase of 0.4 points from the 65.2% gross margin achieved during fiscal 2002. The increase in gross margin was primarily due to higher revenue volumes in fiscal 2003 compared to fiscal 2002, which absorbed certain fixed manufacturing costs, and increased defense electronics sales, which carry a higher gross margin. This increase was partially offset by $0.4 million included in cost of sales in fiscal 2003 relating to the costs of terminating certain employees in the last quarter of fiscal 2003. The Company expects annual pre-tax gross margin savings of approximately $0.8 million as a result of termination of certain employees.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 10% or $5.1 million to $54.0 million for fiscal 2003 compared to $48.9 million during fiscal 2002. The increase in the expenses was primarily due to the inclusion of Myriad, which contributed $2.8 million of expenses for fiscal 2003 compared to $0.5 million during the year ended June 30, 2002; an arbitration award against the Company in a former employee matter of approximately $0.8 million; $0.6 million relating to the costs of terminating certain employees in the last quarter of fiscal 2003; and an increased compensation expense as a result of the increased headcount throughout most of fiscal 2003 as compared to fiscal 2002. The Company expects annual pre-tax selling, general and administrative expense savings of approximately $1.9 million as a result of termination of certain employees.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 12% or $4.0 million to $38.4 million for fiscal 2003 compared to $34.4 million during fiscal 2002. The increase in research and development expenses was primarily due to higher prototype and development costs associated with several development programs; the inclusion of Myriad, which contributed $0.9 million of expenses for fiscal 2003 compared to $0.2 million during fiscal 2002; $0.4 million related to the costs of terminating certain employees in the last quarter of fiscal 2003; and an increased compensation expense as a result of the increased headcount throughout most of fiscal 2003 as compared to fiscal 2002. The Company expects annual pre-tax research and development expense savings of approximately $1.3 million as a result of termination of certain employees.

INTEREST INCOME, NET

The Company earned $0.9 million in interest income, net, during fiscal 2003 compared to $2.8 million during fiscal 2002. This decrease was primarily due to lower interest rates experienced during fiscal 2003 than in fiscal 2002, despite higher invested cash balances.

GAIN ON SALES OF DIVISION AND JOINT VENTURE

The Company recorded gains of $5.8 million and $6.4 million during fiscal years 2003 and 2002, respectively, as the result of the sale of its shared storage business unit (“SSBU”) to IBM. The Company received the final payments due from IBM for the sale of the SSBU in March 2003.

In February 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company received no proceeds and recorded a $78,000 gain related to the sale of the joint venture in fiscal 2002 and recorded $1.8 million of losses related to the operations of AgileVision during the year ended June 30, 2002.

PROVISION FOR INCOME TAXES

The Company’s provision for income taxes was $10.2 million during fiscal 2003, reflecting a 31% tax rate, as compared to a $6.2 million tax provision during fiscal 2002, reflecting a 28% tax rate. The fiscal 2003 and fiscal 2002 tax rates are less than the U.S. statutory rate of 35% primarily due to research and development credits, tax-exempt interest and the extra territorial income (“ETI”) benefit. The increase in the tax rate to 31% in fiscal 2003 as compared to fiscal 2002 is primarily due to a decrease in tax-exempt interest and increased non-deductible items in fiscal 2003.

SEGMENT OPERATING RESULTS

Income (loss) from operations of each reporting segment excludes the effects of substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment. As of January 2003, the Wireless Communications group no longer existed as a standalone business unit, and its resources and personnel were allocated to the Defense Electronics and OEM Solutions groups.

Income from operations of the defense electronics segment increased $9.9 million to $62.2 million during fiscal 2003 from $52.3 million during fiscal 2002. The increase in income from operations of the defense electronics segment was primarily due to the 26% increase in revenues in fiscal 2003 compared to fiscal 2002.

Income from operations of the medical imaging segment decreased $1.3 million to $15.8 million during fiscal 2003 from $17.1 million during fiscal 2002. The decrease in income from operations of the medical imaging segment in fiscal 2003 compared to fiscal 2002 was primarily due to the 14% decline in revenues, slightly offset by decreased costs related to a medical development program which ended in fiscal 2002.

Income from operations of the OEM solutions segment increased $5.7 million to $5.1 million during fiscal 2003 from an operating loss of $0.6 million during fiscal 2002. The significant increase in income from operations of the OEM solutions segment in fiscal 2003 compared to fiscal 2002 was primarily due to a $9.9 million increase in revenues in fiscal 2003.

See Note N to the Company’s financial statements included in this report for more information regarding its operating segments.

FISCAL 2002 VS. FISCAL 2001

REVENUES

Total revenues decreased 17% from $180.5 million during fiscal 2001 to $150.1 million during fiscal 2002. International revenues represented 4% of total revenues during fiscal 2002 and fiscal 2001.

Defense electronics revenues decreased 18% from $120.4 million or 67% of total revenues during fiscal 2001 to $98.2 million or 65% of total revenues during fiscal 2002. The decrease in revenues was due primarily to delays in the U.S. Defense Department programs resulting from re-planning processes and shifting of priorities to the operational necessities of the war on terrorism and airborne surveillance, partially offset by approximately $3 million in revenues from the acquisition of Myriad, which occurred in April 2002.

Medical imaging revenues decreased by 5% from $43.5 million or 24% of total revenues during fiscal 2001, to $41.4 million or 28% of total revenues during fiscal 2002. Medical imaging revenues declined in the fourth quarter due primarily to lower sales of CT systems, resulting in a year-over-year decline in medical imaging revenues. The reduction in revenues derived from sales of systems to the Company’s three CT OEM customers was due to introductions by these customers of CT systems that do not contain Mercury products and a reduction in average revenue per system as a result of more competition.

OEM solutions revenues decreased 37% from $16.6 million or 9% of total revenues during fiscal 2001, to $10.5 million or 7% of total revenues during fiscal 2002. The decrease in OEM solution revenues was due primarily to the economic downturn in the semiconductor manufacturing sector.

GROSS MARGIN

Gross Margin was 65.2% for fiscal 2002 a decrease of 1.7 points from the 66.9% gross margin achieved during fiscal 2001. The decrease in gross margin was primarily related to an increase in outside manufacturing and component costs, a shift in product mix from higher-margin defense products to lower-margin medical and commercial products, and higher inventory reserve provisions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 3% from $50.6 million during fiscal 2001 to $48.9 million during fiscal 2002. Selling, general and administrative expenses as a percentage of total revenues were 28% and 33% for fiscal 2001 and 2002, respectively. The decrease in expenses year over year was primarily due to the reduction in expenses associated with the implementation of a new financial, manufacturing and administrative computer system, reduced commissions associated with lower sales volume, slightly offset by amortization of acquired intangible assets related to the acquisition of Myriad.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses increased 13% from $30.5 million during fiscal 2001, to $34.4 million during fiscal 2002. R&D expenses as a percentage of total revenues were 17% during fiscal 2001 and 23% during fiscal 2002. The increase in research and development expenses was primarily related to increased personnel and the addition of a new medical development program in fiscal 2002. The increase in R&D expenses as a percentage of revenue was primarily due to the lower sales volume and higher R&D expenditures in fiscal 2002 than in fiscal 2001.

INTEREST INCOME, NET

The Company earned $2.9 million in interest income, net, during fiscal 2001 and $2.8 million during fiscal 2002. This decrease is primarily due to lower average balances of invested cash as well as lower interest rates in fiscal 2002 than in fiscal 2001.

GAIN ON SALES OF DIVISION AND JOINT VENTURE

In January 2000, the Company completed the sale of the SSBU to IBM. Payments were structured with an initial payment of $4.5 million (excluding $1.0 million to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1.6 million, including principal and interest. The quarterly payments were contingent upon IBM’s continued use of the technology. If IBM defaulted, Mercury had the right to recover the assets, including a patent and other intellectual property. The Company recorded a $6.4 million gain during fiscal 2002 and fiscal 2001 related to the receipt of such contingent payments.

In February 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company received no proceeds and recorded a $78,000 gain related to the sale of the joint venture in fiscal 2002.

EQUITY LOSS IN JOINT VENTURE

In September 1999, the Company formed AgileVision as a joint venture with Sarnoff Corporation, the developer of color television and a pioneer in the creation of digital television (“DTV”). AgileVision provided broadcasters and cable providers with equipment to optimize their DTV investment and develop new broadband media commerce revenue streams, including master control systems that permit broadcasters to perform multiple functions on a single platform that previously would have required the engineering and integration of numerous discrete products and systems. The Company recognized $3.3 million and $1.8 million of losses related to the operations of AgileVision during fiscal 2001 and 2002, respectively. In February 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation.

PROVISION FOR INCOME TAXES

The Company’s provision for income taxes was $14.4 million during fiscal 2001 and $6.2 million during fiscal 2002. The Company’s effective tax rate was 32% during fiscal 2001 and 28% during fiscal 2002. The tax rates for both fiscal 2002 and 2001 were lower than the federal statutory rate of 35% primarily due to the utilization of R&D credits and tax-exempt interest income, offset partially by state income tax. The reduction in the tax rate from 32% to 28% year over year was primarily the result of the Company earning less taxable income during fiscal 2002 as compared with the prior year, as the amounts of certain tax benefit items declined less significantly than did the amount of profit before taxes.

SEGMENT OPERATING RESULTS

Income from operations of the defense electronics segment decreased $24.4 million to $52.3 million during fiscal 2002 from $76.7 million during fiscal 2001. The significant decrease in income from operations of the defense electronics segment was primarily due to the 18% decline in revenues in fiscal 2002 compared to fiscal 2001.

Income from operations of the medical imaging segment increased $2.9 million to $17.1 million during fiscal 2002, from $14.2 million during fiscal 2001. The increase in income from operations of the medical imaging segment in fiscal 2002 compared to fiscal 2001 was primarily the result of certain cost cutting initiatives implemented during fiscal 2002.

Income (loss) from operations of the OEM solutions segment decreased $6.4 million to a loss of $0.6 million in fiscal 2002, compared to a profit of $5.8 million during fiscal 2001. The significant decrease in income (loss) from operations of the OEM solutions in fiscal 2002 compared to fiscal 2001 was primarily due to a $6.1 million decrease in revenues in fiscal 2002.

See Note N to the Company’s financial statements included in this report for more information regarding its operating segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and marketable securities increased by $41.9 million to $113.3 million as of June 30, 2003 as compared to $71.4 million as of June 30, 2002. In fiscal 2003, the Company generated approximately $50.5 million in cash from operations compared to $15.9 million generated in fiscal 2002. The significant increase in cash generated from operations was primarily the result of improved working capital management and may not increase at such levels in future periods. The $34.6 million increase in the amount of cash generated from operations during fiscal 2003 compared to fiscal 2002 was primarily due to a $6.8 million increase in net income, decreases in accounts receivable and inventory and increases in accounts payable and accrued expenses and income taxes payable. Days sales outstanding were 47 days and 68 days at June 30, 2003 and 2002, respectively.

The Company used approximately $32.6 million from investing activities during fiscal 2003. During fiscal 2003, the Company’s investing activities consisted of net purchases of marketable securities of $32.2 million and $6.2 million for the purchases of property and equipment, partially offset by proceeds from the sale of the Company’s SSBU division of $5.8 million. During 2002, the Company’s investing activities consisted of $7.9 million for the acquisition of Myriad Logic, Inc., $1.0 million of cash investments in AgileVision and $5.8 million for purchases of computers, furniture and equipment. These payments were offset by the receipt of $6.4 million from the sale of the SSBU and $28.1 million, net from the sale of marketable securities.

The Company used approximately $8.0 million in cash from financing activities during fiscal 2003 compared to using $31.5 million during fiscal 2002. During 2003, financing activities consisted of repurchases of treasury stock of $10.1 million and payments of principal under notes payable and capital leases of $0.8 million. These payments were partially offset by cash proceeds received from the exercise of stock options and the employee stock purchase plan of $2.9 million. During fiscal 2002, the Company’s financing activities consisted of payments of $35.0 million for the acquisition of treasury stock and $0.9 million for the payment of debt and capital lease obligations. These cash outflows were partially offset by $4.4 million in cash generated from sales of common stock under the employee stock purchase plan and upon the exercise of stock options.

In January 2002, the Board of Directors authorized a stock repurchase program to acquire up to $35 million in Company stock; the program was completed by June 30, 2002. During fiscal 2003, the Board of Directors authorized the Company to purchase an additional $25 million of the Company’s common stock, of which approximately $14.9 million is available for future repurchases as of June 30, 2003. Repurchased shares will become authorized but unissued shares and will be used for general corporate purposes, including the issuance of shares in connection with the Company’s employee stock option and purchase plans, and other general corporate purposes. During the years ended June 30, 2003 and 2002, the Company purchased approximately 387,000 and 1,144,000 shares of common stock, respectively, for at total cost of $45.1 million. At June 30, 2003, the Company has approximately 1,367,000 shares of treasury stock.

The terms of the Company’s mortgage note agreements contain certain covenants, which, among other provisions, require the Company to maintain a specified minimum net worth. The mortgage note agreements also include significant prepayment penalties. The Company was in compliance with all covenants of the mortgage note agreements as of June 30, 2003.

The following is a schedule of the Company’s commitments and contractual obligations outstanding at June 30, 2003:

(In Thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Notes Payable	$12,317	$718	$1,602	$1,853	$8,144
Interest due on Notes payable	5,798	871	1,575	1,322	2,030
Unconditional Purchase Obligations	5,953	5,953	—	—	—
Operating Leases	2,816	867	1,406	543	—

	$26,884	$8,409	$4,583	$3,718	$10,174

Management believes the Company’s available cash, marketable securities, and cash generated from operations will be sufficient to provide for the Company’s working capital, contractual obligations and capital expenditure requirements for the next 12 months. If the Company acquires one or more businesses or products, the Company’s capital requirements could increase substantially. In the event of such an acquisition or in the event that unanticipated circumstances arise which significantly increase the Company’s capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

Additional Information on Stock Option Plans and Grants

The Company has five stock option plans. The 1982, 1991 and 1993 Stock Option Plans (the “Plans”) provide for the granting of options to purchase an aggregate of not more than 1,950,000 shares of the Company’s common stock to employees and directors. Under these Plans, options are granted at not less than the fair value of the stock on the date of grant. The terms of the options are established by the Board on an individual basis. The options generally vest over periods of three to five years and have a term of 10 years. The 1982 and 1991 Stock Option plans have expired and there were 35,036 shares available for future grant under the 1993 Stock Option Plan at June 30, 2003.

The 1997 Stock Option Plan (the “1997 Plan”) provides for the granting of options to purchase an aggregate of not more than 6,650,000 shares of the Company’s common stock. The Plan provides for the grant of non-qualified and incentive stock options to employees and non-employees. All stock options are granted at a price set by the Board of Directors of not less than 100% of the fair value at the date of grant. The options vest over periods of four to five years and have a maximum term of 10 years. With the implementation of the 1997 Plan, no further stock options were granted under the 1982 and 1991 Stock Option Plans. There were 1,388,878 shares available for future grant under the 1997 Stock Option Plan at June 30, 2003.

The 1998 Stock Option Plan (the “1998 Plan”) provided for the granting of options to purchase an aggregate of not more than 100,000 shares of the Company’s common stock. The Plan provided for the grant of non-qualified stock options to non-employee directors. Non-qualified stock options were granted at fair value of the stock at the date of the grant. The options vest over three years and have a maximum term of 10 years. The 1998 Stock Option plan was terminated in August 2001 and no further grants will be made.

Employee and Executive Option Grants

Option grants as of the end of:

	Year Ended June 30,
	2003	2002	2001
Net grants during the period as a percentage of outstanding shares at the end of such period	4.5%	5.4%	4.2%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	24.4%	19.6%	10.2%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	1.1%	1.1%	0.4%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	22.0%	20.3%	17.0%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer, the four other most highly compensated executive officers who were serving as executive officers of the Company as of June 30, 2003, and one individual who would have been among these four most highly compensated executive officers had he been an executive officer of the Company as of such date.

Summary of stock option activity

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price
June 30, 2001	3,044,039	$20.10
Grants	1,150,960	32.87
Exercises	(405,000)	8.12
Cancellations	(126,360)	19.16

June 30, 2002	3,663,639	25.46
Grants	950,000	19.69
Exercises	(156,192)	10.81
Cancellations	(234,681)	29.43

June 30, 2003	4,222,766	$24.52

Summary of in-the-money and out-of-the-money option information

	As of June 30, 2003
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	763,548	$8.77	361,356	$12.97	1,124,904	$10.12
Out-of-the-Money (1)	1,045,157	$32.58	2,052,705	$28.30	3,097,862	$29.74

Total Options Outstanding	1,808,705	$22.53	2,414,061	$26.01	4,222,766	$24.52

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $18.20 as of June 30, 2003.

Options Granted to Named Executive Officers, year to date as of June 30, 2003:

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
James R. Bertelli	115,000	13.20%	$16.45	8/5/2012	$1,189,711	$3,014,962
John F. Alexander II	7,500	0.86%	$23.60	9/30/2012	$111,314	$282,092
Robert D. Becker	38,000	4.36%	$19.01	8/2/2012	$454,301	$1,151,288
Mark F. Skalabrin	26,000	2.99%	$19.01	8/2/2012	$310,837	$787,723
Vincent A. Mancuso	15,000	1.72%	$19.01	8/2/2012	$179,329	$454,456
Didier M.C. Thibaud	30,000	3.44%	$19.01	8/2/2012	$358,659	$908,911

(1)	Based on a year-to-date total of 871,000 shares subject to options granted to employees under the Company’s option plans.
(2)

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Mercury’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Mercury’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Mercury’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Options Exercises and Remaining Holdings of Named Executive Officers as of June 30, 2003:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of June 30, 2003:		Values of Unexercised In-the- Money Options as of June 30, 2003: (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Name
James R. Bertelli	—	—	164,577	193,980	$1,417,391	$229,096
John F. Alexander II	—	—	20,000	67,500	$—	$—
Robert D. Becker	—	—	22,509	73,341	$—	$—
Mark F. Skalabrin	—	—	41,530	48,050	$343,906	$4,230
Vincent A. Mancuso	—	—	37,740	38,640	$283,860	$8,460
Didier M.C. Thibaud	—	—	37,054	58,886	$21,150	$21,150

(1)	Option values based on closing stock price of $18.20 on June 30, 2003.

Equity Compensation Plans

The following table sets forth information as of June 30, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	4,222,766	(b)	$24.52	1,703,918	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,222,766		$24.52	1,703,918

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and the Company’s 1997 Employee Stock purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 252,476 shares available for future issuance under the ESPP. The Company is no longer permitted to grant options under its 1982, 1993 and 1998 plans.

Related party transactions

In 1996, the Company entered into a contract with NDC Development Associates, Inc. (“Northland”) to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of the Company’s chief executive officer. In January 2003, to assist with the design, permitting activities and oversight of the construction of a new facility, the Company entered into another agreement with Northland. This current arrangement was subject to a competitive pricing analysis and review by the Audit Committee of the Board of Directors to ensure that the terms of the arrangements were fair and no less favorable to the Company than could be obtained from unaffiliated parties.

The Company paid Northland fees of $201,000, $83,000 and $29,000 for fiscal 2003, 2002 and 2001, respectively. The Company believes that these fees paid to Northland were made in the ordinary course of business on terms that were no less favorable to the Company than could have been obtained from unaffiliated parties. As of June 30, 2003, $25,000 was included in accounts payable for amounts owed to Northland by the Company. The Company owed no amounts to Northland as of June 30, 2002.

A member of the Company’s Board of Directors is a corporate officer of KLA-Tencor Corporation (“KLA-Tencor”). In the ordinary course of business, KLA-Tencor purchases products from the Company. In fiscal 2003, 2002, and 2001 revenues recognized by the Company from KLA-Tencor were $8,924,000 , $2,735,000 and $898,000, respectively. As of June 30, 2003 and 2002, $471,000 and $337,000, respectively, are included in accounts receivable and represent amounts due from KLA-Tencor for purchases of the Company’s products. As of June 30, 2003 and 2002, the Company had no amounts payable to KLA-Tencor. This member of the Board of Directors resigned in September 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123 “Accounting for Stock-Based Compensation.” In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003. As the Company did not make a voluntary change to the fair value-based method of accounting for stock-based employee awards, the adoption of SFAS 148 did not have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of SFAS 149 will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation was effective immediately for certain disclosure requirements and for variable interest entities created after January 31, 2003; for variable interest entities created before February 1, 2003, the interpretation is effective for periods beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The fair value of the Company’s cash and investment portfolio at June 30, 2003 approximated carrying value due to the short-term duration. Interest rate risk is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value would not be materially different from the year-end carrying value.

The Company’s mortgage note agreements have fixed interest rates. A hypothetical change in interest rates impacts the fair value of the mortgage notes payable but has no impact on interest incurred or cash flows. Interest rate risk was estimated as the potential change in fair value from a hypothetical 10% increase and decrease in interest rates. The hypothetical fair value would not be materially different from the year-end carrying value.

FOREIGN CURRENCY RISK

The Company operates primarily in the United States. In fiscal 2003, greater than 93% of the Company’s revenues was billed and collected in U.S. dollars. However, a portion of the Company’s business is conducted outside the United States through its foreign subsidiaries in the United Kingdom, Japan, the Netherlands and France, where business is transacted in non-U.S. dollar currencies. Accordingly, the Company is subject to exposure from adverse movements in the exchange rates of these currencies. The Euro is used as the functional currency for the Company’s subsidiaries in France and the Netherlands, while the local currency is used as the functional currency for the Company’s subsidiaries in the United Kingdom and Japan. Consequently, changes in the exchange rates of these currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect the Company’s consolidated statements of operations. The impact of the movements in foreign currency exchange rates has been immaterial for all periods.

The Company has not entered into any financial derivatives instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$27,158	$17,513
Marketable securities	40,892	37,997
Accounts receivable, net of allowances of $500 and $792 at June 30, 2003 and 2002, respectively	22,975	31,797
Inventory	10,735	14,540
Deferred tax assets, net	4,778	5,621
Prepaid income taxes	—	3,120
Prepaid expenses and other current assets	3,513	3,950

Total current assets	110,051	114,538
Marketable securities	45,211	15,870
Property and equipment, net	26,349	27,961
Goodwill	4,225	4,225
Acquired intangible assets, net	2,339	3,188
Deferred tax assets, net	1,321	435
Other assets	1,059	894

Total assets	$190,555	$167,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,235	$4,673
Accrued expenses	4,354	5,291
Accrued compensation	10,053	6,277
Capital lease obligations	—	92
Notes payable	718	667
Deferred revenues and customer advances	2,741	1,487
Income taxes payable	2,440	—

Total current liabilities	25,541	18,487

Notes payable	11,599	12,318
Deferred compensation	759	581

Total liabilities	37,899	31,386

Commitments and contingencies (Note I)
Stockholders’ equity:
Common stock, $.01 par value; 65,000,000 shares authorized; 22,357,552 and 22,268,427 shares issued at June 30, 2003 and 2002, respectively; 20,990,461 and 21,124,627 shares outstanding at June 30, 2003 and 2002, respectively	223	222
Additional paid-in capital	52,174	49,863
Treasury stock, at cost, 1,367,091 and 1,143,800 shares at June 30, 2003 and 2002, respectively	(40,197)	(34,993)
Retained earnings	140,142	120,353
Accumulated other comprehensive income	314	280

Total stockholders’ equity	152,656	135,725

Total liabilities and stockholders’ equity	$190,555	$167,111

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For The Years Ended June 30,
	2003	2002	2001
Net revenues	$180,242	$150,115	$180,492
Cost of revenues	62,048	52,244	59,815

Gross profit	118,194	97,871	120,677
Operating expenses:
Selling, general and administrative	53,981	48,939	50,636
Research and development	38,383	34,354	30,484

Total operating expenses	92,364	83,293	81,120

Income from operations	25,830	14,578	39,557
Interest income	1,855	3,752	3,977
Interest expense	(923)	(987)	(1,065)
Equity loss in joint venture	—	(1,752)	(3,310)
Gain on sales of division and joint venture	5,800	6,478	6,400
Other income (expense), net	308	(86)	(435)

Income before income taxes	32,870	21,983	45,124
Income tax provision	10,193	6,155	14,440

Net income	$22,677	$15,828	$30,684

Net income per share:
Basic	$1.07	$0.73	$1.42

Diluted	$1.03	$0.69	$1.33

Weighted average shares outstanding:
Basic	21,131	21,731	21,576

Diluted	21,948	22,918	23,104

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Amount
Balance June 30, 2000	21,395	$214	$34,446		$73,841	$(141)	$108,360
Exercise of common stock options	386	4	3,366				3,370
Issuance of common stock under employee stock purchase plan	31		950				950
Tax benefit from stock options			3,402				3,402
Stock-based compensation			411				411
Comprehensive income:
Net income					30,684		30,684	$30,684
Unrealized gain on securities						705	705	705
Foreign currency translation						(94)	(94)	(94)

Comprehensive income								$31,295

Balance June 30, 2001	21,812	218	42,575		104,525	470	147,788
Exercise of common stock options	405	4	3,251				3,255
Issuance of common stock under employee stock purchase plan	51		1,174				1,174
Tax benefit from stock options			1,711				1,711
Stock-based compensation			1,152				1,152
Purchase of treasury stock				$(34,993)			(34,993)
Comprehensive income:
Net income					15,828		15,828	$15,828
Unrealized loss on securities						(384)	(384)	(384)
Foreign currency translation						194	194	194

Comprehensive income								$15,638

Balance June 30, 2002	22,268	222	49,863	(34,993)	120,353	280	135,725
Exercise of common stock options	89	1	807	2,020	(1,140)		1,688
Issuance of common stock under employee stock purchase plan				2,119	(952)		1,167
Tax benefit from stock options			593				593
Stock-based compensation			911	796	(796)		911
Purchase of treasury stock				(10,139)			(10,139)
Comprehensive income:
Net income					22,677		22,677	$22,677
Unrealized loss on securities						(164)	(164)	(164)
Foreign currency translation						198	198	198

Comprehensive income								$22,711

Balance June 30, 2003	22,357	$223	$52,174	$(40,197)	$140,142	$314	$152,656

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30,

	2003	2002	2001
Cash flows from operating activities:
Net income	$22,677	$15,828	$30,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,212	7,086	6,128
Gain on Sales of division and joint venture	(5,800)	(6,478)	(6,400)
Equity loss in joint venture	—	1,752	3,310
Loss on disposal of property and equipment	469	—	—
Stock-based compensation	911	1,152	411
Tax benefit from stock options	593	1,711	3,402
Changes in deferred income taxes	(43)	(1,901)	(2,717)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	8,938	4,519	(11,236)
Inventory	3,947	(871)	3,060
Prepaid expenses and other current assets	483	1,528	(1,678)
Other assets	(165)	(333)	(297)
Accounts payable and accrued expenses	4,091	(3,248)	317
Deferred revenues and customer advances	1,254	413	(1,693)
Income taxes	4,933	(5,216)	2,787

Net cash provided by operating activities	50,500	15,942	26,078

Cash flows from investing activities:
Purchases of marketable securities	(66,103)	(71,074)	(113,652)
Sales and maturities of marketable securities	33,867	99,124	94,544
Acquisition of business	—	(7,948)	—
Purchases of property and equipment	(6,165)	(5,786)	(7,387)
Investments in joint venture	—	(1,000)	(1,700)
Proceeds from sale of division	5,800	6,400	6,400

Net cash provided by (used in) investing activities	(32,601)	19,716	(21,795)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	1,167	1,174	950
Proceeds from exercise of stock options	1,688	3,255	3,370
Purchases of treasury stock	(10,139)	(34,993)	—
Payments of principal under notes payable	(668)	(621)	(577)
Principal payments under capital lease obligations	(92)	(308)	(627)

Net cash provided by (used in) financing activities	(8,044)	(31,493)	3,116

Effect of exchange rate changes on cash and cash equivalents	(210)	41	58

Net increase in cash and cash equivalents	9,645	4,206	7,457
Cash and cash equivalents at beginning of year	17,513	13,307	5,850

Cash and cash equivalents at end of year	$27,158	$17,513	$13,307

Cash paid during the period for:
Interest	$927	$991	$1,068
Income taxes, net	$4,352	$11,492	$13,389
Non-cash investing activities:
Investment in joint venture from conversion of account receivable	$—	$—	$1,700

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

A.    Description of Business

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

B.    Summary of Significant Accounting Policies

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

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For transactions involving the licensing of standalone software products and of software that is not incidental to the product, the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable, and collection of the related receivable is reasonably assured. The Company’s standalone software products are not deemed essential to the functionality of any hardware system and do not require installation by the Company or significant modification or customization of the software. The fair value of maintenance agreements related to standalone software products is recognized as revenue ratably over the term of each maintenance agreement.

DEFERRED REVENUES AND CUSTOMER ADVANCES

Deferred revenues and customer advances include amounts billed and collected on uncompleted contracts and amounts billed on annual maintenance contracts.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with original maturities of 90 days or less, are carried at fair market value.

MARKETABLE SECURITIES

The Company classifies investments in marketable securities as available-for-sale at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2003 and 2002. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income or expense. For determinations of gain or loss, the cost of securities sold is based on the specific identification method.

The fair market value of cash equivalents and short-term and long-term investments in marketable securities represents the quoted market prices at the balance sheet dates. Debt securities with original maturities greater

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than 90 days and remaining maturities less than one year are classified as short-term marketable securities. Debt securities that have remaining maturities greater than one year are classified as long-term marketable securities.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions which management believes are of high credit quality. At June 30, 2003 and 2002, the Company had approximately $6,737 and $6,191, respectively, on deposit or invested with its primary financial and lending institution. There are no significant concentrations of investments in corporate debt securities with any single issuer of debt securities.

The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of a customer’s financial condition are performed. At June 30, 2003, three customers accounted for 27%, 21% and 15% of the Company’s receivables, respectively. At June 30, 2002, three different customers accounted for 18%, 17% and 11% of the Company’s receivables, respectively.

INVENTORY

Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets result from the Company’s acquisition of Myriad Logic, Inc. (see Note G) and consist of identifiable intangible assets, including completed technology and a licensing agreement. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of four years. Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

LONG-LIVED ASSETS

Long-lived assets primarily include property and equipment and acquired intangible assets. The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash equivalents, accounts receivable, employee life insurance policies, capital lease obligations and notes payable. The carrying amount of cash equivalents,

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts receivable and capital lease obligations approximate their fair value due to their short maturities. The carrying amount of Company-owned life insurance policies approximates fair value. Also, based on borrowing rates currently available to the Company for notes payable, the carrying value of notes payable approximates fair value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Buildings	15 –30 years
Building improvements	10 years

Expenditures for additions, renewals and betterment of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product, or b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for the years ended June 30, 2003, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During the years ended June 30, 2003, 2002 and 2001, advertising expenses totaled $210, $313 and $367, respectively, and were included in selling, general and administrative expense in the consolidated statement of operations.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PRODUCT WARRANTY LIABILITY

The Company’s product sales include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the year ended June 30, 2003:

Balance at June 30, 2002	$835
Accruals for warranties issued during the year	1,625
Settlements made during the year	(1,535)

Balance at June 30, 2003	$925

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates for the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards:

	Years Ended June 30,
	2003	2002	2001
Net income as reported	$22,677	$15,828	$30,684
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32	773	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	16,524	13,955	8,470

Pro forma net income	$6,185	$2,646	$22,214

Net income per share:
Basic – as reported	$1.07	$0.73	$1.42
Basic – pro forma	$0.29	$0.12	$1.03

Diluted – as reported	$1.03	$0.69	$1.33
Diluted – pro forma	$0.28	$0.12	$0.96

The weighted average grant-date fair values for options granted during the twelve months ended June 30, 2003, 2002 and 2001 were $14.09, $23.75 and $24.49, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2003	2002	2001
Option life	6 years	6 years	6 years
Risk-free interest rate	4.37%	4.68%	4.97%
Stock volatility	81%	81%	80%
Dividend rate	0%	0%	0%

The weighted-average fair value of purchase rights granted in fiscal 2003, 2002 and 2001 under the Company’s Employee Stock Purchase Plan were $9.12, $16.74 and $13.52, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%; an expected life of six months; expected volatility of 79% for fiscal 2003, 81% for fiscal 2002 and 80% for fiscal 2001; and risk-free interest rates of 1.07% for fiscal 2003, 1.75% for fiscal 2002, and 3.63% for fiscal 2001.

During the year ended June 30, 2003, the stock option agreements of certain employees were modified to provide accelerated vesting and extended exercise periods, which resulted in the recognition of $47 of stock-based compensation expense in that period. During the year ended June 30, 2002, the stock option agreements of certain employees were modified to provide accelerated vesting and extended exercise periods, which resulted in the recognition of $1,073 of stock-based compensation expense in that period. In addition, the Company recorded stock-based compensation expense of $864, $79 and $411 during the years ended June 30, 2003, 2002 and 2001, respectively, for stock options granted to non-employees. Such amounts reflect the fair value of options upon their final vesting dates as well as adjustments for the revaluation of a portion of the unvested options at each period-end. The fair value of these non-employee stock option grants was calculated using the Black-Scholes option-pricing model.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries. Items included in Accumulated Other Comprehensive Income at June 30, 2003 and 2002 are as follows:

	June 30, 2003	June 30, 2002
Foreign Currency Translation	$220	$22
Unrealized Gain (loss) on securities	94	258

	$314	$280

FOREIGN CURRENCY

Euros are used as the functional currency for the Company’s subsidiaries in France and the Netherlands, while local currency is used as the functional currency for the Company’s subsidiaries in the United Kingdom and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and are immaterial for all periods presented.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123, “Accounting for Stock-Based Compensation.” In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003. As the Company did not make a voluntary change to the fair value-based method of accounting for stock-based employee awards, the adoption of SFAS 148 did not have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of SFAS 149 will have a material impact on its financial position or results of operations.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation was effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003; for variable interest entities created before February 1, 2003, the Interpretation is effective for periods beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position or results of operations.

C.    Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended June 30,
	2003	2002	2001
Net income	$22,677	$15,828	$30,684

Shares used in computation of net income per share—basic	21,131	21,731	21,576
Potential dilutive common shares:
Stock options	817	1,187	1,528

Shares used in computation of net income per share—diluted	21,948	22,918	23,104

Net income per share—basic	$1.07	$0.73	$1.42

Net income per share—diluted	$1.03	$0.69	$1.33

Options to purchase 2,448,096, 714,912, and 110,538 shares of common stock were not included in the calculations of diluted net income per share for the years ended June 30, 2003, 2002 and 2001, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.    Marketable Securities

Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
JUNE 30, 2003
Short-term marketable securities:
Tax-exempt municipal notes and bonds and money market instruments	$40,880	$21	$(9)	$40,892

Long-term marketable securities:
Tax-exempt municipal notes and bonds, taxable corporate bonds and government agency bonds	$45,132	$79	$—	$45,211

JUNE 30, 2002
Short-term marketable securities:
Tax-exempt municipal notes and bonds and money market instruments	$29,828	$73	$—	$29,901
Corporate debt securities	7,995	101	—	8,096

	$37,823	$174	—	$37,997

Long-term marketable securities:
Tax-exempt municipal notes and bonds, taxable corporate bonds and government agency bonds	$15,856	$20	$(6)	$15,870

The Company’s investments in long-term marketable securities had maturities ranging from one to two years at June 30, 2003 and from one to three years at June 30, 2002. For the years ended June 30, 2003, 2002 and 2001, realized gains and losses from the sale of marketable securities were immaterial.

E.    Inventory

Inventory consisted of the following:

	June 30,
	2003	2002
Raw materials	$3,642	$7,601
Work in process	3,149	2,363
Finished goods	3,944	4,576

	$10,735	$14,540

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2003	2002
Computer equipment and software	$30,441	$28,085
Buildings	16,298	15,917
Land	3,315	2,997
Machinery and equipment	705	649
Furniture and fixtures	5,600	5,290
Building and leasehold improvements	1,557	1,343

	57,916	54,281
Less: accumulated depreciation and amortization	(31,567)	(26,320)

	$26,349	$27,961

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2003, 2002 and 2001 was $7,362, $6,874 and $6,128, respectively.

G.    Acquisition

On April 1, 2002, the Company completed its acquisition of Myriad Logic, Inc. (“Myriad”). Myriad is a developer of I/O technology based in Silver Spring, Maryland. The acquisition of Myriad expanded Mercury’s capability to provide more of a total system solution and additional system integration services. The total purchase price of $7,948 consisted of $7,500 in cash plus $448 of transaction costs directly related to the acquisition. Myriad’s operating results are included in the consolidated statement of operations from April 1, 2002.

The purchase price was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Accounts receivable	$1,260
Inventory	806
Other assets	290
Completed technology	3,100
Licensing agreement	300
Goodwill	4,225
Current liabilities	(775)
Deferred tax liabilities	(1,258)

$7,948

The amortization period for the acquired intangible assets subject to amortization, which include the completed technology and the licensing agreement, is four years. The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes.

The following unaudited pro forma results of operations of the Company give effect to the Myriad acquisition made in fiscal 2002 as if the acquisition had occurred at the beginning of fiscal year 2001.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2002	2001
Net revenues	$155,570	$191,025
Net income	$15,313	$30,062
Net income per share:
Basic	$0.70	$1.39
Diluted	$0.67	$1.30

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the period, or which may result in the future.

H.    Goodwill and Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
JUNE 30, 2003
Completed technology	$3,100	($968)	$2,132	4 years
Licensing agreement	300	(93)	207	4 years

	$3,400	($1,061)	$2,339

JUNE 30, 2002
Completed technology	$3,100	($194)	$2,906
Licensing agreement	300	(18)	282

	$3,400	($212)	$3,188

Aggregate amortization expense related to acquired intangible assets for the fiscal years ended June 30, 2003 and 2002 was $850 and $212, respectively. Estimated future amortization expense for acquired intangible assets remaining at June 30, 2003 is $850 for fiscal 2004, $850 for fiscal 2005, and $639 for fiscal 2006.

Goodwill of $4,225 recorded as of June 30, 2003 is allocated entirely to the Defense Electronics reporting unit. There has been no change to the amount of goodwill during the year ended June 30, 2003. In accordance with SFAS 142, the Company performed an annual assessment for impairment of its goodwill in the third quarter of fiscal 2003 by applying a fair-value based test and concluded that no impairment existed.

I.    Commitments and Contingencies

LEGAL CLAIMS

In July 1999, a former employee alleged a wrongful termination action against the Company and certain officers of the Company. The former employee sought severance pay, the right to purchase 60,000 shares of the Company’s common stock at a price of $2.00 per share, the right to exercise stock options to purchase 96,000 shares of common stock at an exercise price of $2.00 per share, reimbursement of relocation costs and bonus compensation. The Company and the former employee entered into binding arbitration in the Commonwealth of Massachusetts and, in December 2002, an award was entered in favor of the employee on one count, and for the

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and certain officers of the Company on the remainder of the counts. As a result of the award, the Company recorded an expense in the second quarter of fiscal 2003 of approximately $800,000, which was included in selling, general and administrative expenses. In January 2003, all obligations under the award were settled.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of its operations.

PURCHASE COMMITMENTS

As of June 30, 2003, the Company has entered into non-cancelable purchase commitments for certain components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $6.0 million.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under operating leases expiring in various years through 2007. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. Rental expense during the years ended June 30, 2003, 2002 and 2001 was $930, $834 and $475, respectively. Minimum lease payments under these operating leases are as follows:

Year Ending June 30,
2003	$867
2004	830
2005	576
2006	445
2007	98

Total minimum lease payments	$2,816

GUARANTEES AND INDEMNIFICATION OBLIGATIONS

In the ordinary course of business, the Company enters into agreements that include provisions requiring the Company to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s customers, in connection with any patent, or any other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations generally run until the applicable statute of limitations lapses. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations, in certain cases, is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has recognized no liabilities for these obligations as of June 30, 2003.

To the extent permitted by Massachusetts law, the Company’s by-laws, as amended, require the Company to indemnify any current or former director, officer or employee of the Company appointed or elected by the board of directors or stockholders of the Company, or who has served or is serving at the request of the Company as a director, officer, trustee, principal, partner, employee or other agent of any other organization, against all expenses incurred by such person in connection with each proceeding in which he or she is involved as a result of

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

his or her serving or having served in such capacity. Because no claim for indemnification has been made by any person covered by the relevant provisions of the Company’s by-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has recognized no liabilities for these obligations as of June 30, 2003.

J.    Notes Payable

Notes payable consisted of the following:

	June 30,
	2003	2002
Notes payable	$12,317	$12,985
Less: current portion	718	667

	$11,599	$12,318

On November 3, 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the “Notes”) due November 2014. The original principal amount of the Notes totaled $14,500. The Notes are collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Notes contain certain covenants, which, among other provisions, require the Company to maintain a specified minimum net worth. The Notes also include significant prepayment penalties. The Company was in compliance with all covenants of the mortgage note agreements as of June 30, 2003. Principal payments under the Notes are required as follows:

Year Ending June 30,
2004	$718
2005	772
2006	830
2007	893
2008	960
Thereafter	8,144

$12,317

K.    Stockholders’ Equity

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share.

STOCK OPTION PLANS

The Company has five stock option plans. The 1982, 1991 and 1993 Stock Option Plans (the “Plans”) provide for the granting of options to purchase an aggregate of not more than 1,950,000 shares of the Company’s common stock to employees and directors. Under these Plans, options are granted at not less than the fair value of the stock on the date of grant. The terms of the options are established by the Board on an individual basis. The options generally vest over periods of three to five years and have a term of 10 years. The 1982 and 1991 Stock Option plans have expired and there were 35,036 shares available for future grant under the 1993 Stock Option Plan at June 30, 2003.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1997 Stock Option Plan (the “1997 Plan”) provides for the granting of options to purchase an aggregate of not more than 6,650,000 shares of the Company’s common stock. The Plan provides for the grant of non-qualified and incentive stock options to employees and non-employees. All stock options are granted at a price set by the Board of Directors of not less than 100% of the fair value at the date of grant. The options vest over periods of four to five years and have a maximum term of 10 years. With the implementation of the 1997 Plan, no further stock options were granted under the 1982 and 1991 Stock Option Plans. There were 1,388,878 shares available for future grant under the 1997 Stock Option Plan at June 30, 2003.

The 1998 Stock Option Plan (the “1998 Plan”) provided for the granting of options to purchase an aggregate of not more than 100,000 shares of the Company’s common stock. The Plan provided for the grant of non-qualified stock options to non-employee directors. Non-qualified stock options were granted at fair value of the stock at the date of the grant. The options vest over three years and have a maximum term of 10 years. The 1998 Stock Option plan was terminated in August 2001 and no further grants will be made.

The following table summarizes activity of the Company’s stock plans since June 30, 2000:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted
Outstanding at June 30, 2000	2,701,848	$13.56

Granted	920,870	34.07	$24.49
Exercised	(386,032)	8.79
Canceled	(192,647)	17.35

Outstanding at June 30, 2001	3,044,039	20.10

Granted	1,150,960	32.87	$23.75
Exercised	(405,000)	8.12
Canceled	(126,360)	19.16

Outstanding at June 30, 2002	3,663,639	25.46

Granted	950,000	19.69	$14.09
Exercised	(156,192)	10.81
Canceled	(234,681)	29.43

Outstanding at June 30, 2003	4,222,766	$24.52

During the year ended June 30, 2003, the Company issued 89,125 shares upon the exercise of stock options out of authorized and unissued common stock and 67,067 shares of common stock out of treasury stock.

Information related to the stock options outstanding as of June 30, 2003 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.00 -$11.69	812,418	5.01	$7.86	630,538	$7.30
$12.00 - $19.01	909,486	8.52	$17.97	133,010	$15.76
$19.48 - $27.94	840,825	7.58	$25.23	393,185	$25.18
$28.63 - $32.08	743,250	8.48	$30.47	238,115	$30.36
$33.13 - $45.00	776,087	7.80	$38.63	321,757	$38.52
$48.00 - $52.00	140,700	7.16	$49.48	92,100	$49.13

$2.00 - $52.00	4,222,766	7.47	$24.52	1,808,705	$22.53

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options for the purchase of 1,104,818 and 664,662 shares were exercisable at June 30, 2002 and 2001, respectively, with weighted-average exercise prices of $18.08 and $11.19.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and authorized 500,000 shares for future issuance. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. During the two offerings in fiscal 2003, the Company issued 34,808 and 35,734 shares of common stock to employees who participated in the plan at prices of $17.64 and $15.47, respectively. During the two offerings in fiscal 2002, the Company issued 18,053 and 32,626 shares of common stock to employees who participated in the plan at prices of $33.24 and $17.59, respectively. During the two offerings in fiscal 2001, the Company issued 16,949 and 14,115 shares of common stock at prices of $27.04 and $34.85, respectively. Shares available for future purchase under the ESPP totaled 252,476 at June 30, 2003.

STOCK REPURCHASE PROGRAM

In January 2002, the Board of Directors authorized a stock repurchase program to acquire up to $35,000 in Company stock; the program was completed by June 30, 2002. During fiscal 2003, the Board of Directors authorized the Company to purchase an additional $25,000 of the Company’s common stock, of which $14,861 is available for future repurchases as of June 30, 2003. Repurchased shares will become authorized but unissued shares and will be used for general corporate purposes, including the issuance of shares in connection with the Company’s employee stock option and purchase plans, and other general corporate purposes. During the years ended June 30, 2003 and 2002, the Company purchased approximately 387,000 and 1,144,000 shares of common stock, respectively, for a total cost of $45,132. At June 30, 2003, the Company has approximately 1,367,000 shares of treasury stock.

L.    Income Taxes

The components of income before income taxes and income tax expense (benefit) were as follows:

	Years Ended June 30,
	2003	2002	2001
Income before income taxes:
United States	$31,678	$20,638	$44,695
Foreign	1,192	1,345	429

	$32,870	$21,983	$45,124

Income tax expense (benefit):
Federal:
Current	$9,023	$5,848	$15,642
Deferred	549	(418)	(2,382)

	9,572	5,430	13,260
State:
Current	820	547	1,374
Deferred	(592)	(302)	(335)

	228	245	1,039
Foreign - current	393	480	141

	$10,193	$6,155	$14,440

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Years Ended June 30,
	2003	2002	2001
Income taxes at federal statutory rates	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.7	2.6	2.9
Research and development credits	(7.2)	(5.9)	(3.5)
Tax-exempt interest income	(1.3)	(3.6)	(1.9)
Other	1.8	(0.1)	(0.5)

	31.0%	28.0%	32.0%

The components of the Company’s net deferred tax assets were as follows:

	June 30,
	2003	2002
Deferred tax assets:
Receivable allowances and inventory valuations	$1,844	$2,171
Accrued compensation	1,853	1,136
Property and equipment	216	309
State tax credit carryforward	1,701	1,079
Deferred compensation	286	251
Joint venture loss allocation	—	1,723
Other temporary differences	1,081	590

	6,981	7,259
Deferred tax liabilities:
Acquired intangible assets	(882)	(1,203)

Net deferred tax assets	$6,099	$6,056

No valuation allowance was deemed necessary for net deferred tax assets since management believes it is more likely than not that all of the deferred tax assets will be realized. At June 30, 2003, the Company has state R&D tax credit carryforwards of $2,618, of which a certain amount begin to expire in 2015. The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $2,400 at June 30, 2003.

M.    Employee Benefit Plan

The Company maintains a qualified 401(k) plan. The 401(k) plan covers employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. During fiscal 2003, 2002 and 2001, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for contributions related to the 401(k) plan was $1,396, $1,206 and $1,048 during the years ended June 30, 2003, 2002 and 2001, respectively.

N.    Operating Segment and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has three operating and reportable segments: Defense Electronics, Medical Imaging and OEM Solutions. These operating

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies.” Asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense Electronics	Medical Imaging	OEM Solutions	Corporate and Other	Total
YEAR ENDED JUNE 30, 2003 (2)
Sales to unaffiliated customers	$124,121	$35,742	$20,379	$—	$180,242
Income (loss) from operations (1)	62,220	15,843	5,107	(57,340)	25,830
Depreciation/amortization expense	1,769	79	276	6,088	8,212

YEAR ENDED JUNE 30, 2002
Sales to unaffiliated customers	$98,182	$41,449	$10,484	$—	$150,115
Income (loss) from operations (1)	52,345	17,082	(625)	(54,224)	14,578
Depreciation/amortization expense	459	115	172	6,340	7,086

YEAR ENDED JUNE 30, 2001
Sales to unaffiliated customers	$120,453	$43,456	$16,583	$—	$180,492
Income (loss) from operations (1)	76,666	14,208	5,787	(57,104)	39,557
Depreciation/amortization expense	1,000	66	106	4,956	6,128

(1)	Income (loss) from operations of each reporting segment excludes the effects of substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment, all of which are reflected in the Corporate and Other category.
(2)	In January 2003, the Company announced a reorganization of its business units. As of January 2003, the Wireless Communications group no longer existed as a stand-alone business unit and its resources and personnel were allocated to the Defense Electronics and OEM Solutions groups. The Company began reporting its operating segment results pursuant to this new structure in the quarter ended March 31, 2003. Segment information for prior periods has been reclassified to conform to the current presentation.

Foreign revenue and long-lived assets represent less than 10% of the Company’s total revenue and total long-lived assets as of or for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Years Ended June 30,
	2003	2002	2001
Customer A	12%	12%	14%
Customer B	12%	16%	13%
Customer C	11%	4%	6%
Customer D	10%	12%	18%

O.    Gain on Sales of Division and Joint Venture

On January 18, 2000, the Company completed the sale of its Shared Storage Business Unit (“SSBU”) to IBM. Payments were structured with an initial payment of $4,500 (excluding $1,000 to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1,600, including principal and

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest. The quarterly payments were contingent upon IBM’s continued use of the technology. If IBM defaulted, Mercury had the right to recover the assets, including a patent and other intellectual property. The Company recorded contingent payments as gains when received. The Company recognized gains of $5,800, $6,400 and $6,400 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The Company received the final payments due from IBM for the sale of the SSBU in March 2003.

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company received no proceeds and recorded a $78 gain related to the sale of the joint venture interest during the quarter ended March 31, 2002.

P.    Equity Loss in Joint Venture

On September 1, 1999, the Company formed AgileVision LLC, a joint venture with the Sarnoff Corporation. The intent of the venture was to use Mercury’s technology in the design, development and delivery of products and solutions expected to reduce the cost of digital TV infrastructure for the broadcast and cable markets. During the years ended June 30, 2002 and 2001, the Company recognized losses of $1,752 and $3,310, respectively, related to the operations of AgileVision. On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation.

Summarized income statement results for AgileVision LLC were as follows:

	YEARS ENDED JUNE 30,
	2002	2001
Expenses	$(2,448)	$(4,733)
Loss from operations	(2,448)	(4,733)
Net loss	(2,448)	(4,733)

Q.    Related Party Transactions

In 1996, the Company entered into a contract with NDC Development Associates, Inc. (“Northland”) to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of the Company’s chief executive officer. In January 2003, to assist with the design, permitting activities and oversight of the construction of a new facility, the Company entered into another agreement with Northland. This current arrangement was subject to a competitive pricing analysis and review by the Audit Committee of the Board of Directors to ensure that the terms of the arrangements were fair and no less favorable to the Company than could be obtained from unaffiliated parties.

The Company paid Northland fees of $201, $83 and $29 for fiscal 2003, 2002 and 2001, respectively. The Company believes that these fees paid to Northland were made in the ordinary course of business on terms that were no less favorable to the Company than could have been obtained from unaffiliated parties. As of June 30, 2003, $25 was included in accounts payable for amounts owed to Northland by the Company. The Company owed no amounts to Northland as of June 30, 2002.

A member of the Company’s Board of Directors is a corporate officer of KLA-Tencor Corporation (“KLA-Tencor”). In the ordinary course of business, KLA-Tencor purchases products from the Company. In fiscal 2003, 2002, and 2001 revenues recognized by the Company from KLA-Tencor were $8,924 , $2,735 and $898, respectively. As of June 30, 2003 and 2002, $471 and $337, respectively, are included in accounts receivable and represent amounts due from KLA-Tencor for purchases of the Company’s products. As of June 30, 2003 and 2002, the Company had no amounts payable to KLA-Tencor.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

R.    Workforce Reduction

In the fourth quarter of fiscal 2003, as part of the Company’s cost cutting measures, the Company recorded charges approximating $1,400 relating to the termination of 42 employees across all functional groups. The workforce reduction charges are reflected in the Company’s Consolidated Statement of Operations for the year ended June 30, 2003 as follows: $400 in cost of revenues, $600 in selling, general and administrative expense and $400 in research and development expense. The workforce reduction charges are attributable to the Company’s reportable segments as follows: $338 for Defense Electronics, $46 for OEM Solutions and $1,004 for Corporate and Other. The accrual for severance and benefits related to workforce reductions is reflected in accrued compensation. All remaining severance and benefits payable to these employees are expected to be paid by the fourth quarter of fiscal 2004. A summary of the workforce reduction charges is outlined as follows:

Severance and Benefits
Fourth quarter fiscal 2003 provision	$1,388
Cash payments	($298)

Balance at June 30, 2003	$1,090

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Mercury Computer Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

July 28, 2003

SUPPLEMENTARY INFORMATION (UNAUDITED)

The following sets forth certain unaudited consolidated quarterly statements of operations data for each of the Company’s last eight quarters. In management’s opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included elsewhere herein.

2003 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Revenues	$39,407	47,665	$48,697	$44,473
Cost of revenues	13,746	16,573	16,804	14,925

Gross profit	25,661	31,092	31,893	29,548

Operating expenses:
Selling, general and administrative	12,561	13,905	13,415	14,100
Research and development	9,124	9,726	9,919	9,614

Total operating expenses	21,685	23,631	23,334	23,714

Income from operations	3,976	7,461	8,559	5,834
Interest income	481	502	434	438
Interest expense	(236)	(233)	(228)	(226)
Equity loss in joint venture	—	—	—	—
Gain on sale of division and joint venture	1,600	1,600	2,600	—
Other income (expense), net	138	26	32	112

Income before income taxes	5,959	9,356	11,397	6,158

Provision for income taxes	1,847	2,901	3,533	1,912

Net income	4,112	6,455	7,864	4,246

Net income per share:
Basic	0.19	0.30	0.37	0.21

Diluted	0.19	0.29	0.35	0.20

2002 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Revenues	$34,861	$37,435	$34,864	$42,955
Cost of revenues	10,882	12,607	13,448	15,307

Gross profit	23,979	24,828	21,416	27,648

Operating expenses:
Selling, general and administrative	11,950	12,423	11,654	12,912
Research and development	7,855	8,462	8,752	9,285

Total operating expenses	19,805	20,885	20,406	22,197

Income from operations	4,174	3,943	1,010	5,451
Interest income	1,179	1,068	917	588
Interest expense	(171)	(330)	(244)	(242)
Equity loss in joint venture	(880)	(872)	—	—
Gain on sale of division and joint venture	1,600	1,600	1,678	1,600
Other income (expense), net	(12)	(174)	10	90

Income before income taxes	5,890	5,235	3,371	7,487

Provision for income taxes	1,885	1,453	721	2,096

Net income	$4,005	$3,782	$2,650	$5,391

Net income per common share:
Basic	$0.18	$0.17	$0.12	$0.25

Diluted	$0.17	$0.16	$0.12	$0.24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer (its Principal Executive Officer and Principal Financial Officer, respectively) regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within the Company and its consolidated subsidiaries. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Special Meeting of Stockholders in lieu of the 2003 Annual Meeting of Stockholders (the “Stockholders Meeting”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Stockholders Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Stockholders Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Stockholders Meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.	Financial statements:

Report of Independent Auditors

Consolidated Balance Sheets as of June 30, 2003 and 2002

Consolidated Statements of Operations for the years ended June 30, 2003, 2002, and 2001

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(IN THOUSANDS)

	BALANCE AT BEGINNING OF PERIOD	CHARGES TO EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
Allowance for Doubtful Accounts
2003	$792	$(292)	—	$500
2002	$600	$200	$(8)	$792
2001	$308	$324	$(32)	$600

Inventory Valuation
2003	$4,961	$2,784	$(3,378)	$4,367
2002	$3,920	$3,115	$(2,074)	$4,961
2001	$2,795	$4,760	$(3,635)	$3,920

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page [64], which is incorporated herein by reference.

(b)	Reports on Form 8-K

On April 17, 2003, the Company furnished a Current Report on Form 8-K, dated the same date, regarding its earnings press release for the fiscal quarter ended March 31, 2003.

On June 11, 2003, the Company filed a Current Report on Form 8-K, dated June 5, 2003, regarding the resignation of the Company’s Chief Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 11, 2003.

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ JOSEPH M. HARTNETT

Joseph M. Hartnett
Vice President, Controller And
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ JAMES R. BERTELLI James R. Bertelli	President, Chief Executive Officer and Director (principal executive officer)	September 11, 2003

/s/ JOSEPH M. HARTNETT Joseph M. Hartnett	Vice President, Controller and Interim Chief Financial Officer (principal financial and accounting officer)	September 11, 2003

/s/ GORDON B. BATY Gordon B. Baty	Director	September 11, 2003

/s/ ALBERT P. BELLE ISLE Albert P. Belle Isle	Director	September 11, 2003

/s/ RUSSELL K. JOHNSEN Russell K. Johnsen	Director	September 11, 2003

/s/ SHERMAN N. MULLIN Sherman N. Mullin	Director	September 11, 2003

/s/ LEE C. STEELE Lee C. Steele	Director	September 11, 2003

/s/ RICHARD P. WISHNER Richard P. Wishner	Director	September 11, 2003

EXHIBIT INDEX

ITEM NO.		DESCRIPTION OF EXHIBIT

3.1		Articles of Organization, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002)

3.2		Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002)

4.1		Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.1	1982	Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.2	1991	Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.3	1993	Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.4	1997	Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-101993))

10.5	1998	Stock Option Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999)

10.6	1997	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.7		Purchase and Sale Agreement, dated November 8, 1996, between Corcoran Chelmsford & Associates and Northland Development Corporation (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.8#		Term Purchase Agreement, dated July 25, 1995, between the Company and Analog Devices, Inc. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.9#		Risk Reproduction Agreement, dated March 20, 1996, between the Company and LSI Logic Corporation (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.10#		Purchase Offer Agreement for OEM Manufacturer, dated February 16, 1995, between the Company & IBM Microelectronics Division (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.11	Quitclaim Deed, dated October 1, 1997, executed by Corcoran Chelmsford & Associates Limited
Partnership (incorporated herein by reference to Exhibit 10.15 of the Company’s Registration
	Statement on Form S-1 (File No. 333-41139))

10.12

Purchase and Sale Agreement for 199 Riverneck Road, Chelmsford, Massachusetts
(incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1998)

10.13	Quitclaim Deed for 199 Riverneck Road, Chelmsford, Massachusetts (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1998)

10.14	199 Riverneck LLC $6,850,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999)

10.15	199 Riverneck LLC $7,650,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999)

ITEM NO.	DESCRIPTION OF EXHIBIT

10.16*	Deferred Compensation Plan

21.1*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Company’s Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Form 10-K. # Confidential treatment granted.
+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.