Form 10-Q
period 2003-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2003-11-07
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

Number of shares outstanding of the issuer’s classes of common stock as of October 31, 2003:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,040,421

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

	September 30, 2003 (unaudited)	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$37,850	$27,158
Marketable securities	42,068	40,892
Accounts receivable, net of allowances of $500 at September 30, 2003 and June 30, 2003	19,427	22,975
Inventory	8,494	10,735
Deferred tax assets	4,778	4,778
Prepaid expenses and other current assets	1,689	3,513

Total current assets	114,306	110,051
Marketable securities	41,804	45,211
Property and equipment, net	25,666	26,349
Goodwill	4,225	4,225
Acquired intangible assets, net	1,939	2,339
Deferred tax assets, net	1,321	1,321
Other assets	1,174	1,059

Total assets	$190,435	$190,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,801	$5,235
Accrued expenses	4,067	4,354
Accrued compensation	7,330	10,053
Notes payable	731	718
Income taxes payable	2,020	2,440
Deferred revenues and customer advances	2,580	2,741

Total current liabilities	21,529	25,541

Notes payable	11,412	11,599
Deferred compensation	872	759

Total liabilities	33,813	37,899

Commitments and contingencies (Note J)

Stockholders’ equity:
Common stock, $.01 par value; 65,000,000 shares authorized; 22,357,552 shares issued at September 30, 2003 and June 30, 2003; 21,027,321 and 20,990,461 shares outstanding at September 30, 2003 and June 30, 2003, respectively	223	223
Additional paid-in capital	52,413	52,174
Treasury stock, at cost, 1,330,231 and 1,367,091 shares at September 30, 2003 and June 30, 2003, respectively	(39,110)	(40,197)
Retained earnings	142,725	140,142
Accumulated other comprehensive income	371	314

Total stockholders’ equity	156,622	152,656

Total liabilities and stockholders’ equity	$190,435	$190,555

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
Net revenues	$40,521	$39,407
Cost of revenues	14,539	13,746

Gross profit	25,982	25,661

Operating expenses:
Selling, general and administrative	12,796	12,561
Research and development	8,734	9,124

Total operating expenses	21,530	21,685

Income from operations	4,452	3,976

Interest income	429	481
Interest expense	(223)	(236)
Gain on sale of division	—	1,600
Other income, net	116	138

Income before income taxes	4,774	5,959

Income tax provision	1,480	1,847

Net income	$3,294	$4,112

Net income per share:
Basic	$0.16	$0.19

Diluted	$0.15	$0.19

Weighted average shares outstanding:
Basic	21,002	21,134

Diluted	21,580	21,828

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,294	$4,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,916	1,982
Gain on sale of division	—	(1,600)
Impairment of intangible asset	185	—
Tax benefit from stock options	64	92
Stock-based compensation	176	110
Changes in operating assets and liabilities:
Accounts receivable	3,589	8,295
Inventory	2,252	(233)
Prepaid expenses and other current assets	1,789	232
Other assets	(115)	45
Accounts payable and accrued expenses	(3,355)	(1,041)
Deferred revenues and customer advances	(161)	456
Income taxes payable	(472)	2,370

Net cash provided by operating activities	9,162	14,820

Cash flows from investing activities:
Purchases of marketable securities	(3,000)	(23,529)
Sales and maturities of marketable securities	5,319	25,274
Purchases of property and equipment	(1,011)	(1,371)
Proceeds from sale of division	—	1,600

Net cash provided by investing activities	1,308	1,974

Cash flows from financing activities:

Proceeds from the exercise of stock options	375	207
Principal payments under notes payable and capital lease obligations	(174)	(203)

Net cash provided by financing activities	201	4

Effect of exchange rate changes on cash and cash equivalents	21	(8)

Net increase in cash and cash equivalents	10,692	16,790
Cash and cash equivalents at beginning of period	27,158	17,513

Cash and cash equivalents at end of period	$37,850	$34,303

Cash paid during the period for:
Interest	$224	$237
Income taxes	1,831	117

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

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

The accompanying consolidated financial data as of September 30, 2003 and for the three months ended September 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2003, results of operations for the three months ended September 30, 2003 and 2002, and cash flows for the three months ended September 30, 2003 and 2002 have been made. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Three Months Ended September 30,
	2003	2002
Net income as reported	$3,294	$4,112
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	4,132	4,145

Pro forma net loss	$(838)	$(33)

Earnings (loss) per share:
Basic-as reported	$0.16	$0.19
Basic-pro forma	$(0.04)	$(0.00)
Diluted-as reported	$0.15	$0.19
Diluted-pro forma	$(0.04)	$(0.00)

The weighted average grant-date fair values for options granted during the three months ended September 30, 2003 and 2002 was $13.17 and $13.58, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Option life	6 years	6 years
Risk-free interest rate	3.5%	4.68%
Stock volatility	77%	81%
Dividend rate	0%	0%

EMPLOYEE STOCK PURCHASE PLAN

The weighted-average fair value of stock purchase rights granted as part of the Employee Stock Purchase Plan during the three months ended September 30, 2003 and 2002 was $4.85 and $5.45, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Option life	6 months	6 months
Risk free interest rate	0.96%	1.51%
Stock volatility	57%	56%
Dividend rate	0%	0%

D.	INVENTORY

	September 30, 2003	June 30, 2003
Raw materials	$3,072	$3,642
Work in process	2,079	3,149
Finished goods	3,343	3,944

Total	$8,494	$10,735

E.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2003	2002
Net income	$3,294	$4,112

Shares used in computation of net income per share – basic	21,002	21,134
Potential dilutive common shares:
Stock options	578	694

Shares used in computation of net income per share – diluted	21,580	21,828

Net income per share – basic	$0.16	$0.19

Net income per share – diluted	$0.15	$0.19

Options to purchase 2,416,133 and 2,469,114 shares of common stock were not included in the calculation of diluted net income per share for the three months ended September 30, 2003 and 2002, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

F.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 did not have any impact on its financial position or results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 did not have any impact on its financial position or results of operations.

In November 2002, FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 31, 2003, and is effective for the three-month period ended December 31, 2003 for variable interest entities created before February 1, 2003. The Company’s adoption of FIN 46 did not have a material impact on its financial position or results of operations.

G.	COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended September 30,
	2003	2002
Net income	$3,294	$4,112
Other comprehensive income (loss):
Foreign currency translation adjustments	61	(189)
Change in unrealized gain (loss) on marketable securities	(4)	3

Other comprehensive income (loss)	57	(186)

Total comprehensive income	$3,351	$3,926

H.	OPERATING SEGMENT INFORMATION

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

The accounting policies of the business segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the Company’s operations by reportable segment:

	Defense Electronics	Medical Imaging	OEM Solutions	Corporate and Other	Total
Three months ended September 30, 2003:
Sales to unaffiliated customers	$28,782	$7,159	$4,580	$—	$40,521
Income (loss) from operations (1)	13,568	2,870	1,141	(13,127)	4,452
Depreciation and amortization expense	454	20	77	1,365	1,916

Three months ended September 30, 2002:
Sales to unaffiliated customers	$25,515	$9,844	$4,048	$—	$39,407
Income (loss) from operations (1)	12,148	4,918	883	(13,973)	3,976
Depreciation and amortization expense	373	19	53	1,537	1,982

(1)	Income (loss) from operations of each reporting segment excludes the effects of substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment, all of which are reflected in the Corporate and Other category.

I.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS:

During the three months ended September 30, 2003, goodwill of $4.2 million from an acquisition is allocated to the Defense Electronics reportable segment.

At September 30, 2003, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($1,161)	$1,939	4 years

At June 30, 2003, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($968)	$2,132	4 years
Licensing agreement	300	(93)	207	4 years

Total acquired intangible assets	$3,400	($1,061)	$2,339

During the three months ended September 30, 2003, a $185 asset impairment charge was recorded in selling, general and administrative expenses related to the Company’s ceasing to use and abandonment of the acquired licensing agreement. The impaired asset is in the Defense Electronics segment of the Company.

Amortization expense related to acquired intangible assets for the three months ended September 30, 2003 and 2002 was $212 and $212, respectively. Estimated remaining amortization expense is as follows:

Year	Amount
2004 (Remainder)	582
2005	775
2006	582

$1,939

J.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of operations.

GUARANTEES AND INDEMNIFICATION OBLIGATIONS

In the ordinary course of business, the Company enters into agreements that include provisions requiring the Company to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s customers, in connection with any patent, or any other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations generally run until the applicable statute of limitations lapses. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations, in certain cases, is unlimited. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal and accordingly, the Company has recognized no liabilities for these obligations as of September 30, 2003.

To the extent permitted by Massachusetts law, the Company’s by-laws, as amended, require the Company to indemnify any current or former director, officer or employee of the Company appointed or elected by the board of directors or stockholders of the Company, or who has served or is serving at the request of the Company as a director, officer, trustee, principal, partner, employee or other agent of any other organization, against all expenses incurred by such person in connection with each proceeding in which he or she is involved as a result of his or her serving or having served in such capacity. Because no claim for indemnification has been made by any person covered by the relevant provisions of the Company’s by-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has recognized no liabilities for these obligations as of September 30, 2003.

K.	STOCK REPURCHASE

During fiscal 2003, the Board of Directors authorized the Company to purchase up to $25,000 of the Company’s common stock, of which $14,861 was available under the plan for future purchases as of September 30, 2003. In October 2003, the Board of Directors extended the program through December 2004.

L. PRODUCT WARRANTY LIABILITY

The Company’s product sales include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2003:

Balance at June 30, 2003	$925
Accruals for warranties issued during the period	376
Settlements made during the period	(339)

Balance at September 30, 2003	$962

M.	WORKFORCE REDUCTION

In the fourth quarter of fiscal 2003, the Company recorded workforce reduction charges approximating $1,400. The accrual for severance and benefits related to workforce reductions is reflected in accrued compensation in the consolidated balance sheet. All remaining severance and benefits payable to these employees are expected to be paid by the fourth quarter of fiscal 2004. A summary of the workforce reduction accrual is outlined as follows:

Severance and Benefits
Fourth quarter fiscal 2003 provision	$1,388
Cash payments	(298)

Balance at June 30, 2003	$1,090
Cash payments	(769)

Balance at September 30, 2003	$321

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by Mercury, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are “forward-looking statements” which involve risks and uncertainties. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “plan,” “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect Mercury’s future plans of operations, business strategy, results of operations and financial position. These statements are based on Mercury’s current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and Mercury undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Actual results, performances or achievements may differ materially from the anticipated future results, performances or achievements expressed or implied by these forward-looking statements. Important factors that may cause Mercury’s actual results to differ from these forward-looking statements include, but are not limited to, those referenced in the section entitled “Factors that may Affect Future Results” in Part I – Item 2 of this Form 10-Q.

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

During the past several years, the majority of Mercury’s revenue has been generated from sales of its products to the defense electronics market, generally for use in intelligence gathering electronic warfare systems. Mercury’s activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical imaging is another primary market currently served by Mercury. Mercury’s computer systems are embedded in magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET”), and digital cardiology imaging machines. Mercury’s remaining revenues are derived from computer systems used in such commercial OEM solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

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

The preparation of consolidated financial statements requires Mercury to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Mercury evaluates its estimates and judgments, including those related to revenue recognition; allowances for bad debts; the valuation of inventory, long-lived assets and income tax assets; and warranties, contingencies and litigation. Mercury bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable

Revenue from system sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Certain contracts with customers require Mercury to perform tests of its products prior to shipment to ensure their performance complies with Mercury’s published product specifications and, on occasion, with additional customer-requested specifications. In these cases, Mercury conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, Mercury believes that no further customer testing requirements exist and that there is no uncertainty of non-acceptance by its customer. In the rare instance that customer payment is conditioned upon final acceptance testing by the customer at its own facility, Mercury does not recognize any revenue until the final acceptance testing has been completed and written confirmation from the customer has been received.

Mercury does not provide its customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. Mercury accrues for anticipated warranty costs upon product shipment.

Installation of Mercury’s products requires insignificant effort that does not alter the capabilities of Mercury’s products and may be performed by its customers or other vendors. If an order includes installation or training services that are undelivered at the time of product shipment, Mercury defers revenue equal to the fair value of the installation or training obligations until such time as the services have been provided. Mercury determines these fair values based on the price typically charged to its customers who purchase these services separately.

In limited circumstances, Mercury engages in long-term contracts to design, develop, manufacture or modify complex equipment. For these contracts, Mercury recognizes revenue using the percentage-of-completion method of contract accounting, measuring progress towards completion based on contract cost incurred to date as compared with total estimated contract costs. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Mercury’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined.

For transactions involving the licensing of stand-alone software products and of software that is not incidental to the product, Mercury recognizes revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable and collection of the related receivable is reasonably assured. Mercury’s stand-alone software products are not deemed essential to the functionality of any hardware system and do not require installation by Mercury or significant modification or customization of the software. The fair value of maintenance agreements related to stand-alone software products is recognized as revenue ratably over the term of each maintenance agreement.

At the time of product shipment, Mercury assesses collectibility of trade receivables based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. If Mercury determines that collectibility of a particular sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon receipt of payment from the customer. After the time of sale, Mercury assesses its exposure to changes in its customers’ abilities to pay outstanding receivables and records allowances for such potential bad debts.

Inventory

Inventory, which includes materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Mercury uses consistent methodologies to evaluate inventory for net-realizable value. Mercury records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets

Mercury assesses the impairment of acquired intangible assets, property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Mercury considers important that could indicate impairment include significant underperformance relative to prior operating results projections, significant changes in the manner of Mercury’s use of the asset or the strategy for Mercury’s overall business and significant negative industry or economic trends. When Mercury determines that the carrying value of acquired intangible assets, property and equipment or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, Mercury measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

Income Tax Assets

Mercury evaluates the realizability of its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. Realization of Mercury’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income. Mercury believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income; however, there can be no assurance that Mercury will be able to meet its expectations of future income.

Warranty Accrual

The Company’s product sales include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended September 30,
	2003	2002
Revenues	100%	100%
Cost of revenues	35.9	34.9

Gross margin	64.1	65.1
Operating expenses:
Selling, general and administrative	31.6	31.8
Research and development	21.5	23.2

Total operating expenses	53.1	55.0
Income from operations	11.0	10.1
Other income, net	0.8	5.0

Income before income taxes	11.8	15.1
Income tax provision	3.7	4.7

Net income	8.1%	10.4%

REVENUES

Mercury’s total revenues increased 3% or $1.1 million to $40.5 million for the three months ended September 30, 2003 compared to $39.4 million for the same period in fiscal 2002. Mercury’s revenues by segment as a percentage of total revenues are as follows:

	Three Months Ended September 30,
	2003	2002
Defense Electronics	71%	65%
Medical Imaging	18	25
OEM Solutions	11	10

Total revenues	100%	100%

Defense electronics revenues increased 13% or $3.3 million to $28.8 million for the three months ended September 30, 2003 compared to $25.5 million for the same period in fiscal 2003. The increase in defense electronics revenues occurred within the radar and signals intelligence applications, partially offset by a decline in emerging applications business. Mercury continues to experience limited visibility into the defense programs that utilize Mercury’s products and as a result defense electronics revenues may fluctuate in future periods due to the timing of large orders.

Medical imaging revenues decreased 27% or $2.6 million to $7.2 million for the three months ended September 30, 2003 compared to $9.8 million for the same period in fiscal 2003. The decrease in medical imaging revenues for the three months ended September 30, 2003 was primarily due to a $1.8 million decrease in revenues of boards used in CT imaging systems and the cyclical impact of other modalities.

OEM solutions revenues increased 13% or $0.5 million to $4.6 million for the three months ended September 30, 2003 compared to $4.1 million for the same period in fiscal 2003. The increase in revenues was due primarily to increased shipments to semiconductor imaging OEMs for developing and testing new semiconductor imaging systems, partially offset by decreased shipments of systems for inclusion in baggage scanning/Explosive Detection Systems (“EDS”) applications.

GROSS MARGIN

Gross margin was 64.1% for the first quarter of fiscal 2004, a decrease of 1 percentage point from the 65.1% gross margin achieved in the first quarter of fiscal 2003. The decrease in gross margin was due to an increase in revenues from long-term contracts for integrated systems, which carry higher costs than standard products due to the addition of third party products and direct labor, and to increased inventory provisions for excess and obsolescence reserves.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 2% or $0.2 million to $12.8 million for the three months ended September 30, 2003 compared to $12.6 million for the same period in fiscal 2003. The increase in selling, general and administrative expenses was primarily due to a $0.2 million impairment charge related to Mercury’s abandonment of a licensing agreement and increased professional fees associated with the implementation of the Sarbanes-Oxley Act of 2002, partially offset by decreased consulting costs.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 4% or $0.4 million to $8.7 million for the three months ended September 30, 2003 compared to $9.1 million for the same period in fiscal 2003. The decrease in research and development expenses was due to $0.4 million of lower prototype and development costs associated with several development programs and the increased utilization of research and development personnel temporarily engaged in cost of sales activities, partially offset by an increase in personnel-related expenses.

INTEREST INCOME, NET

Interest income, net of interest expense, was $0.2 million for both the three months ended September 30, 2003 and for the same period in fiscal 2003. Interest income, net consists of interest income offset by interest expense.

GAIN ON THE SALE OF DIVISION

For the three months ended September 30, 2002, Mercury received $1.6 million in payments related to the sale of its Shared Storage Business Unit (“SSBU”). Mercury received the final payment due from the sale in March 2003.

INCOME TAX PROVISION

Mercury recorded tax provisions during the three months ended September 30, 2003 and 2002 reflecting a 31% effective tax rate. The effective tax rate for both periods is less than the U.S. statutory tax rate of 35% primarily due to research and development credits, tax-exempt interest and the extra territorial income (“ETI”) benefit.

SEGMENT OPERATING RESULTS

Income from operations of each reporting segment excludes substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment.

Income from operations of the defense electronics segment increased 12% or $1.5 million to $13.6 million for the three months ended September 30, 2003 from $12.1 million for the same period of fiscal 2003. The increase in income from operations for the three months ended September 30, 2003 was primarily due to the 13% increase in defense electronics revenues in that period.

Income from operations of the medical imaging segment decreased 42% or $2.0 million to $2.9 million for the three months ended September 30, 2003 from $4.9 million for the same period of fiscal 2003. The decrease in income from operations for the three months ended September 30, 2003 was primarily due to the 27% decrease in medical imaging revenues in that period.

Income from operations of the OEM solutions segment increased $0.2 million to $1.1 million for the three months ended September 30, 2003 from $0.9 million for the same period of fiscal 2003. The increase in income from operations for the three months ended September 30, 2003 was primarily due to the 13% increase in OEM solutions revenues, combined with certain cost reductions in that period.

See Note H to Mercury’s financial statements included in this report for more information regarding its operating segments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, Mercury had cash and marketable investments of approximately $121.7 million. During the three months ended September 30, 2003, Mercury generated approximately $9.2 million in cash from operations compared to $14.8 million generated during the same period of fiscal 2003. The significant cash provided by operations for the three months ended September 30, 2002 was primarily the result of improved working capital initiatives that continued during the three months ended September 30, 2003; such improvements may not be sustainable at the same levels in future periods. The $5.6 million decrease in the amount of cash generated from operations during the three-month period ended September 30, 2003 as compared to the same period in fiscal 2003 was primarily the result of a decrease of $6.6 million in the changes in operating assets and liabilities primarily as a result of decreases to receivables and inventory and a decrease in net income of $0.8 million, partially offset by the gain on the sale of the SSBU of $1.6 million in the three months ended September 30, 2002.

During the three months ended September 30, 2003, Mercury’s investing activities provided cash of $1.3 million. During the period, cash flows from investing activities consisted of net sales and maturities of $2.3 million of marketable securities, partially offset by $1.0 million for the purchase of computers, furniture and equipment. During the three months ended September 30, 2002, cash flows from investing activities provided cash of $2.0 million, which consisted of proceeds from the sale of the SSBU of $1.6 million and $1.8 million from net sales and maturities of marketable securities, partially offset by $1.4 million for the purchase of computers, furniture and equipment and leasehold improvements.

During the three months ended September 30, 2003, Mercury’s financing activities provided cash of $0.2 million. These financing activities consisted primarily of inflows from the exercise of stock options, offset by outflows for payments under notes payable obligations.

During fiscal 2003, the Board of Directors authorized the Company to purchase $25 million of the Company’s common stock, of which approximately $14.9 million was available under the plan for future purchases as of September 30, 2003. In October 2003, the Board of Directors extended the program through December 2004.

The terms of Mercury’s mortgage note agreements contain certain covenants, which, among other provisions, require Mercury to maintain a minimum net worth. The mortgage note agreements also include significant prepayment penalties. Mercury was in compliance with all covenants of the mortgage note agreements as of September 30, 2003.

The following is a schedule of Mercury’s contractual obligations outstanding at September 30, 2003:

(in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Notes payable	$12,143	$731	$1,632	$1,887	$7,893
Interest due on notes payable	5,575	858	1,545	1,288	1,884
Unconditional purchase obligations	6,899	6,899	—	—	—
Operating leases	2,606	863	1,319	424	—

Total	$27,223	$9,351	$4,496	$3,599	$9,777

Management believes that Mercury’s available cash, marketable securities and cash generated from operations will be sufficient to provide for Mercury’s working capital, contractual obligations and capital expenditure requirements for the next twelve months. If Mercury acquires one or more businesses or products, Mercury’s capital requirements could increase substantially. In the event of such an acquisition or in the event that any unanticipated circumstances arise which significantly increase Mercury’s capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to Mercury, or at all.

ADDITIONAL INFORMATION ON STOCK OPTION PLANS AND GRANTS

The Company has five stock option plans. The 1982, 1991 and 1993 Stock Option Plans provide for the granting of options to purchase an aggregate of not more than 1,950,000 shares of the Company’s common stock to employees and directors. Under these plans, options are granted at not less than the fair value of the stock on the date of grant. The terms of the options are established by the Company’s Board of Directors on an individual basis. The options generally vest over periods of three to five years and have a term of 10 years. The 1982, 1991 and 1993 Stock Option Plans have expired as of September 30, 2003, although options granted under these plans remain outstanding.

The 1997 Stock Option Plan (the “1997 Plan”) provides for the granting of options to purchase an aggregate of not more than 6,650,000 shares of the Company’s common stock. The 1997 Plan provides for the grant of non-qualified and incentive stock options to employees and non-employees. All stock options are granted at a price set of not less than 100%

of the fair value at the date of grant. The options vest over periods of four to five years and have a maximum term of 10 years. With the implementation of the 1997 Plan, no further stock options were granted under the 1982, 1991 and 1993 Stock Option Plans. There were 1,024,093 shares available for future grant under the 1997 Stock Option Plan at September 30, 2003.

The 1998 Stock Option Plan (the “1998 Plan”) provided for the granting of options to purchase an aggregate of not more than 100,000 shares of the Company’s common stock. The 1998 Plan provided for the grant of non-qualified stock options to non-employee directors. Non-qualified stock options were granted at fair value of the stock at the date of the grant. The options vest over three years and have a maximum term of 10 years. The 1998 Stock Option plan was terminated in August 2001, and no further grants will be made, although options granted under the 1998 Plan remain outstanding.

Employee and Executive Option Grants

Option grants for the period:

	Three months ended September 30, 2003	Year ended June 30,
		2003	2002
Grants during the period as a percentage of outstanding shares at the end of such period	2.1%	4.5%	5.4%

Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	24.7%	24.4%	19.6%

Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.5%	1.1%	1.1%

Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	29.0%	22.0%	20.3%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers.

Summary of stock option activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
June 30, 2002	3,663,639	$25.46
Grants	950,000	19.69
Exercises	(156,192)	10.81
Cancellations	(234,681)	29.43

June 30, 2003	4,222,766	$24.52
Grants	441,500	19.03
Exercises	(36,860)	10.18
Cancellations	(76,715)	30.29

September 30, 2003	4,550,691	$23.99

As of September 30, 2003, there were 1,024,093 shares available for future option awards.

Summary of in-the-money and out-of-the-money option information

	Exercisable		Unexercisable		Total
As of September 30, 2003	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,023,019	$10.99	1,166,525	$17.86	2,189,544	$14.65
Out-of-the-money (1)	1,088,241	$32.19	1,272,906	$33.04	2,361,147	$32.65

Total options outstanding	2,111,260	$21.92	2,439,431	$25.78	4,550,691	$23.99

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of Mercury’s common stock of $21.33 as of September 30, 2003.

Options Granted to Named Executive Officers, during the three months ended September 30, 2003:

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Weighted Average Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
James R. Bertelli	75,000	18.23%	$19.03	7/28/13	$897,590	$2,274,669
Robert D. Becker	20,000	4.86%	$19.03	7/28/13	$239,537	$606,578
David L. Bertelli	—	—	—	—	—	—
Douglas F. Flood	10,000	2.43%	$19.03	7/28/13	$119,679	$303,289
Vincent M. Mancuso	4,000	0.97%	$19.03	7/28/13	$47,871	$121,316

(1)	Based on a year-to-date total of 411,500 shares subject to options granted to employees under Mercury’s option plans.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Mercury’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Mercury’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Mercury’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the three months ended September 30, 2003 Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of September 30, 2003:		Values of Unexercised In-the Money Options as of September 30, 2003: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	—	219,937	213,620	$1,968,511	$593,400
Robert D. Becker	—	—	33,434	82,416	$22,040	$112,120
David L. Bertelli	—	—	33,570	41,750	$25,464	$43,500
Douglas Flood	—	—	44,935	71,375	$287,340	$478,460
Vincent M. Mancuso	—	—	43,630	36,750	$359,238	$35,300

(1)	Option values based on the closing price of Mercury’s common stock of $21.33 on September 30, 2003.

Equity Compensation Plans

The following table sets forth information as of September 30, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	4,550,691	(b)	$23.99	1,276,569	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,550,691		$23.99	1,276,569

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and the Company’s 1997 Employee Stock purchase Plan (“ESPP”).

(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 252,476 shares available for future issuance under the ESPP. The Company is no longer permitted to grant options under its 1982, 1993 and 1998 plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 did not have any impact on its financial position or results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 did not have any impact on its financial position or results of operations.

In November 2002, FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 31, 2003, and is effective for the three-month period ended December 31, 2003 for variable interest entities created before February 1, 2003. The Company’s adoption of FIN 46 did not have a material impact on its financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Mercury depends heavily on defense electronics programs, which may be only partially funded and subject to potential termination, and reductions in government spending for programs that incorporate Mercury’s products, which may have a material adverse effect on Mercury’s business.

Sales of Mercury’s computer systems, primarily as an indirect subcontractor or team member and in some cases directly, to the United States Government and its agencies as well as foreign governments and agencies, accounted for approximately 69%, 65% and 67% of revenues in fiscal 2003, 2002 and 2001, respectively, and approximately 71% of revenues for the quarter ended September 30, 2003. Mercury’s computer systems are included in many different domestic and international programs. Over its lifetime, the award of many different individual contracts and subcontracts may implement a program’s requirements. The funding of U.S. Government programs is subject to congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on their fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The U.S. Government could reduce or terminate a prime contract under which Mercury is a subcontractor or team member irrespective of the quality of Mercury’s products or services. The reduction in funding or termination of a government program in which Mercury is involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received by Mercury. The termination of a program or the reduction in or failure to commit additional funds to a program in which Mercury is involved could increase Mercury’s overall costs of doing business and have a material adverse effect on Mercury’s financial condition and results of operations. In addition, changes in government administration, and changes in national and international priorities including developments in the geo-political environment such as the current “War on

Terrorism,” Operation Enduring Freedom, Operation Iraqi Freedom, and nuclear proliferation in North Korea, could have a significant impact on defense spending priorities and the efficient handling of routine contractual matters. These changes could have either a positive or negative impact on Mercury’s business, financial condition or results of operations in the future.

Mercury faces the risks and uncertainties associated with defense related contracts.

Whether Mercury’s contracts are directly with the U.S. Government and its agencies, or indirectly as a subcontractor or team member, or they are directly with foreign governments and agencies, or indirectly as a subcontractor or team member, Mercury’s contracts and subcontracts are subject to special risks, including:

•	delays in funding;

•	reprioritizing of department of defense rated orders;

•	reduction or modification in the event of changes in government priorities and policies, or as the result of budgetary constraints or political changes;

•	increased or unexpected costs under fixed price contracts; and

•	other factors that are not under Mercury’s control.

In addition, Mercury’s contracts with the United States and foreign governments and their prime and subcontractors are subject to termination either upon default by Mercury or at the convenience of the government or contractor if the program has been terminated itself. Termination for convenience provisions generally entitle Mercury to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

Because Mercury contracts to supply goods and services to the United States and foreign governments and their prime and subcontractors, Mercury also are subject to other risks, including:

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

As a U.S. Government contractor or subcontractor, Mercury is subject to a number of Department of Defense Federal Acquisition Regulations and rules for their procurement requirements.

Mercury must comply with and is affected by laws and regulations relating to the formation, administration, and performance on U.S. Government contracts and Prime Contractor awards and purchase orders. These laws and regulations, may include, among other things:

•	require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	impose accounting rules that define allowable and unallowable costs and otherwise govern Mercury’s rights to reimbursement under certain cost-based U.S. Government contracts; and

•	restrictions and security regulations on the use and dissemination of information classified for national security purposes; as well as the exportation of certain products and technical data, as required by the U.S. laws and the Department of Commerce.

These laws and regulations affect how Mercury does business with its Defense Electronics customers, and in some instances, impose added costs to Mercury’s business. Any violation of specific laws and regulations could result in the imposition of fines, penalties, disbarment or the termination of Mercury’s contracts.

The loss of one or more of Mercury’s largest customers could adversely affect Mercury’s business, financial condition and results of operations.

Mercury is dependent on a small number of customers for a large portion of it’s revenues. A significant decrease in the sales to or loss of any of its major customers would have a material adverse effect on Mercury’s business, financial condition and results of operations. Mercury has several customers who each account for greater than 10% of revenues. In fiscal 2003, Lockheed Martin, GE Medical, Northrop Grumman and Raytheon Company accounted for 12%, 12%, 11% and 10% of revenues, respectively. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company accounted for 16%, 12% and 12% of revenues, respectively. In fiscal 2001, Raytheon Company, Lockheed Martin and GE Medical accounted for 18%, 14% and 13% of revenues, respectively. For the three months ended September 30, 2003, five customers collectively accounted for 52% of revenues. Customers in the defense electronics market generally purchase Mercury’s products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. In addition, Mercury’s revenues are largely dependent upon the ability of customers to develop and sell products that incorporate Mercury’s products. No assurance can be given that Mercury’s customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, Mercury’s results of operations.

Mercury’s medical imaging revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact operating results.

Sales of computer systems to the medical imaging market accounted for approximately 20%, 28% and 24% of revenues in fiscal 2003, 2002 and 2001, respectively. For the three months ended September 30, 2003, sales of Mercury’s computer systems to the medical imaging market accounted for approximately 18% of revenues. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of Mercury’s medical imaging revenues for each of the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In addition, GE Medical accounted for 59%, 57% and 52% of aggregate sales to the medical imaging market in fiscal 2003, 2002 and 2001, respectively. For the three months ended September 30, 2003, GE Medical accounted for 68% of aggregate sales to the medical imaging market. If a major customer significantly reduces the amount of business it does with Mercury, there would be an adverse impact on operating results.

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

Medical imaging OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of Mercury’s products unnecessary or obsolete, or any change in the technology in these devices, could result in a decrease in Mercury’s revenues. In addition to Mercury’s medical imaging OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the United States as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer medical imaging products. Mercury cannot assure future health care regulations or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad will not have a material adverse effect on business. The economic and technological conditions affecting Mercury’s industry in general, or any major medical imaging OEM customers in particular, may adversely affect operating results.

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

Mercury’s business has been, and may continue to be, negatively impacted by the slowdown in the economies of the United States, Europe, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of these capital investments. These reductions have been particularly severe in the electronics and semiconductor industries, which Mercury serves. While Mercury’s business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all business segments and is a contributor to the slower than normal customer orders. Mercury cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of customer orders will rebound when the worldwide economies begin to grow, or if and when growth rate of customer orders will return to historical numbers. All components of forecasting and budgeting processes are dependent upon estimates of growth in the markets Mercury serves. The prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, Mercury may make significant investments and expenditures, but never realize the anticipated benefits, which could adversely effect results of operations. The future direction of the overall domestic and global economies could have a significant impact on Mercury’s overall performance.

Mercury cannot predict the consequences of future terrorist activities, but they may adversely affect the markets in which Mercury operates, Mercury’s ability to insure against risks, Mercury’s operations or profitability.

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

Implementation of Mercury’s growth strategy may not be successful, which could affect the ability to increase revenues.

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

The failure to do any of the foregoing could have a material adverse effect on Mercury’s business, financial condition and results of operations. In addition, Mercury may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations.

Mercury may be unable to obtain critical components from suppliers, which could disrupt or delay the ability to deliver products to customers.

Several components used in Mercury’s products are currently obtained from sole-source suppliers. Mercury is dependent on key vendors like LSI Logic, Atmel, Xilinx and Toshiba for custom-designed Application Specific Integrated Circuits (“ASICs”) and Field Programmable Gate Arrays (“FPGAs”), as well as Motorola for many of Mercury’s PowerPC line of processors and IBM for a specific Static Random Access Memory (“SRAM”). Generally, suppliers may terminate their contract with Mercury without cause upon 30-days notice and may cease offering Mercury products upon 180-days notice. If any of Mercury’s sole-source suppliers were to limit or reduce the sale of these components, or if these or other component suppliers, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying Mercury with the necessary components, these events could result in a loss of revenues due to the ability to fulfill orders in a timely manner or at all. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to Mercury or to Mercury’s customers, thereby adversely affecting business and customer relationships. Mercury has no guaranteed supply arrangements with its suppliers and there can be no assurance that suppliers will continue to meet Mercury’s requirements. If supply arrangements are interrupted, there can be no assurance that Mercury will find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in Mercury’s products, or the inability to procure these components from alternate sources on acceptable terms, could increase the cost or disrupt or delay the ability to deliver products to customers and thereby have a material adverse effect on Mercury’s business, financial condition and results of operations. Mercury cannot assure that severe shortages of components will not occur in the future. Mercury could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could materially and adversely affect operating results.

Mercury may not be able to efficiently manage relationships with contract manufacturers.

Mercury relies on contract manufacturers to build hardware sub-assemblies for products in accordance with our specifications. During the normal course of business, Mercury may provide demand forecasts to contract manufacturers up to five months prior to scheduled delivery of products to customers. If Mercury overestimates requirements, the contract manufacturers may assess cancellation penalties or Mercury may be left with excess inventory, which may negatively impact earnings. If Mercury underestimates requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of Mercury’s products and result in delays in shipment to customers and revenue recognition. Mercury may not be able to effectively manage the relationship with contract manufacturers, and the contract manufacturers may not meet future requirements for timely delivery. Contract manufacturers also build products for other companies, and they cannot assure Mercury that they will always have sufficient quantities of inventory available to fill orders or that they will allocate their internal resources to fill these orders on a timely basis. In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While to date there has been no significant impact on Mercury’s contract manufacturers, future acquisitions could potentially have an adverse effect on working relationships with contract manufacturers.

Performance and stock price may decline if Mercury is unable to retain and attract key personnel.

Mercury is largely dependent upon the skills and efforts of senior management including James R. Bertelli, Mercury’s president and chief executive officer, as well as managerial, sales and technical employees. None of Mercury’s senior management or other key employees is subject to any employment contract or non-competition agreement. The loss of services of any executive or other key personnel could have a material adverse effect on Mercury’s business, financial condition and results of operations and stock price. In addition, Mercury’s future success will depend to a significant extent on the ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. There can be no assurance that Mercury will be successful in retaining current or future employees.

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

Future potential acquisitions may pose risks to operations, including:

•	problems and increased costs in connection with integration of the personnel, operations, technologies or products of the acquired companies;

•	unanticipated costs;

•	diversion of management’s attention from the core business;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which Mercury has no, or limited, prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

In addition, in connection with any acquisitions or investments Mercury could:

•	issue stock that would dilute existing shareholders’ percentage ownership;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large expenditures related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or to use for other purposes.

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

The design-in process is typically lengthy and expensive, and there can be no assurance that Mercury will be able to continue to meet the product specifications of OEM customers in a timely and adequate manner. In addition, any failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, could negatively impact Mercury’s financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of Mercury’s products, Mercury has experienced delays from time to time in completing products on a timely basis. If Mercury is unable to design, develop or introduce competitive new products on a timely basis, future operating results would be adversely affected. There can be no assurance that Mercury will be successful in developing new products or enhancing existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

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

Mercury’s industry is characterized by the need for continued investment in research and development. If Mercury fails to invest sufficiently in research and development, Mercury’s products could become less attractive to potential customers and Mercury’s business and financial condition could be materially adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, operating results could be materially harmed if research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of Mercury’s commitment to invest in research and development, spending levels of research and development expenses as a percent of revenues may fluctuate in the future.

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

Mercury’s stock price, like that of other technology companies, has been extremely volatile. The stock market in general, and technology companies in particular, may continue to experience volatility in their stock prices. This volatility may or may not be related to operating performance. In addition, the continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class action litigation against Mercury that issued the stock. If any stockholders were to institute a lawsuit, Mercury could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

Provisions in Mercury’s organizational documents and Massachusetts law could make it more difficult for a third party to acquire Mercury.

Provisions of Mercury’s charter and by-laws could have the effect of discouraging a third party from making a proposal to acquire Mercury and could prevent certain changes in control, even if some stockholders might consider the proposal to be in their best interests. These provisions include a classified board of directors, advance notice to Mercury’s board of directors of stockholder proposals and director nominations and limitations on the ability of stockholders to remove directors and to call stockholder meetings. In addition, Mercury may issue shares of any class or series of preferred stock in the future without stockholder approval upon such terms as the board of directors may determine. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued. Mercury is also subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in a broad range of business combinations with any “interested stockholder” for a period of three years following the date that such stockholder become an interested stockholder.

These provisions could discourage a third party from pursuing an acquisition of Mercury at a price considered attractive by many stockholders because such provisions could have the effect of delaying or deferring a potential acquirer from acquiring control of Mercury.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk from June 30, 2003 to September 30, 2003.

Item 4.	Controls and Procedures.

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer (its Principal Executive Officer and Principal Financial Officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within the Company and its consolidated subsidiaries. The Company continues to review its disclosure controls and procedures and may from time to time make changes aimed at enhancing its effectiveness and to ensure that its systems evolve with the Company’s business.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Mercury is subject to legal proceedings and claims that arise in the ordinary course of business. Mercury does not believe these actions will have a material adverse effect on its financial position or results of its operations.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Item No.	Description of Exhibit

3(i).1	Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

3(ii).1	By-laws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

4.1	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K.

On July 31, 2003, the Company furnished a current Report on Form 8-K, dated the same date, regarding its earnings press release for the quarter and fiscal year ended June 30, 2003.

MERCURY COMPUTER SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ Joseph M. Hartnett

Joseph M. Hartnett VICE PRESIDENT, CONTROLLER AND INTERIM CHIEF FINANCIAL OFFICER (DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER)