Form 10-Q
period 2003-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2004-02-12
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s classes of common stock as of January 30, 2004:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,180,856

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2003	June 30, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,650	$27,158
Marketable securities	42,846	40,892
Accounts receivable, net of allowances of $500 at December 31, 2003 and June 30, 2003	18,875	22,975
Inventory	8,438	10,735
Deferred tax assets, net	4,778	4,778
Prepaid expenses and other current assets	4,052	3,513

Total current assets	119,639	110,051
Marketable securities	43,678	45,211
Property and equipment, net	24,977	26,349
Goodwill	4,225	4,225
Acquired intangible assets, net	1,745	2,339
Deferred tax assets, net	1,321	1,321
Other assets	5,205	1,059

Total assets	$200,790	$190,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,015	$5,235
Accrued expenses	5,903	4,354
Accrued compensation	8,554	10,053
Notes payable	744	718
Income taxes payable	1,724	2,440
Deferred revenues and customer advances	4,481	2,741

Total current liabilities	26,421	25,541

Notes payable	11,220	11,599
Deferred compensation	1,032	759

Total liabilities	38,673	37,899

Commitments and contingencies (Note J)
Stockholders’ equity:
Common stock, $.01 par value; 65,000,000 shares authorized; 22,357,552 shares issued at December 31, 2003 and June 30, 2003; 21,145,682 and 20,990,461 shares outstanding at December 31, 2003 and June 30, 2003, respectively	223	223
Additional paid-in capital	52,604	52,174
Treasury stock, at cost, 1,211,870 and 1,367,091 shares at December 31, 2003 and June 30, 2003, respectively	(35,617)	(40,197)
Retained earnings	144,376	140,142
Accumulated other comprehensive income	531	314

Total stockholders’ equity	162,117	152,656

Total liabilities and stockholders’ equity	$200,790	$190,555

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net revenues	$40,557	$47,665	$81,078	$87,072
Cost of revenues	13,686	16,573	28,225	30,319

Gross profit	26,871	31,092	52,853	56,753
Operating expenses:
Selling, general and administrative	12,746	13,905	25,542	26,466
Research and development	8,877	9,726	17,611	18,850

Total operating expenses	21,623	23,631	43,153	45,316

Income from operations	5,248	7,461	9,700	11,437
Interest income	450	502	879	983
Interest expense	(224)	(233)	(447)	(469)
Gain on sale of division	—	1,600	—	3,200
Other income (expense), net	(78)	26	38	164

Income before income taxes	5,396	9,356	10,170	15,315
Income tax provision	1,672	2,901	3,152	4,748

Net income	$3,724	$6,455	$7,018	$10,567

Net income per share:
Basic	$0.18	$0.30	$0.33	$0.50

Diluted	$0.17	$0.29	$0.32	$0.48

Weighted average shares outstanding:
Basic	21,065	21,174	21,034	21,154

Diluted	21,725	22,131	21,652	21,979

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND IN THOUSANDS)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$7,018	$10,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,771	4,021
Gain on sale of division	—	(3,200)
Impairment of intangible asset	185	—
Tax benefit from stock options	254	447
Stock-based compensation	176	252
Changes in operating assets and liabilities:
Accounts receivable	4,202	15,427
Inventory	2,361	1,869
Prepaid expenses and other current assets	(526)	223
Other assets	(300)	(52)
Accounts payable and accrued expenses	(55)	859
Deferred revenues and customer advances	1,740	1,904
Income taxes payable	(983)	4,326

Net cash provided by operating activities	17,843	36,643

Cash flows from investing activities:
Purchases of marketable securities	(17,876)	(50,847)
Sales and maturities of marketable securities	17,919	47,849
Purchases of property and equipment	(1,962)	(2,717)
Purchased intangible assets	(3,845)	—
Proceeds from sale of division	—	3,200

Net cash used in investing activities	(5,764)	(2,515)

Cash flows from financing activities:
Proceeds from employee stock purchase plans	1,795	1,422
Purchases of treasury stock	—	(1,553)
Payments of principal under notes payable and capital lease obligations	(353)	(420)

Net cash provided by (used in) financing activities	1,442	(551)

Effect of exchange rate changes on cash and cash equivalents	(29)	(40)

Net increase in cash and cash equivalents	13,492	33,537
Cash and cash equivalents at beginning of period	27,158	17,513

Cash and cash equivalents at end of period	$40,650	$51,050

Cash paid during the period for:
Interest	$521	$469
Income taxes, net	3,614	743

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

B.    Basis of Presentation

The accompanying financial data as of December 31, 2003 and for the three months and six months ended December 31, 2003 and December 31, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2003, results of operations for the three and six-month periods ended December 31, 2003 and 2002, and cash flows for the six-month periods ended December 31, 2003 and 2002 have been made. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income as reported	$3,724	$6,455	$7,018	$10,567
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	3,538	4,243	7,670	8,282

Pro forma net income (loss)	$186	$2,212	$(652)	$2,285

Earnings (loss) per share:
Basic – as reported	$0.18	$0.30	$0.33	$0.50
Basic – pro forma	$0.01	$0.10	$(0.03)	$0.11

Diluted – as reported	$0.17	$0.29	$0.32	$0.48
Diluted – pro forma	$0.01	$0.10	$(0.03)	$0.10

The weighted average grant-date fair values for options granted during the three and six months ended December 31, 2003 were $17.54 and $14.86, respectively, per option. The weighted average grant-date fair values for options granted during the three and six months ended December 31, 2002 were $19.10 and $13.71, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Option life	6 years	6 years	6 years	6 years
Risk-free interest rate	3.42%	3.07%	3.47%	4.64%
Stock volatility	76%	80%	77%	81%
Dividend rate	0%	0%	0%	0%

The weighted-average fair value of stock purchase rights granted as part of the Employee Stock Purchase Plan (“ESPP”) during the three months ended December 31, 2003 and 2002 was $6.56 and $7.36 respectively. The weighted-average fair value of stock purchase rights granted as part of the ESPP during the six months ended December 31, 2003 and 2002 was $6.63 and $7.71, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	1.02%	1.13%	1.00%	1.27%
Stock volatility	75%	79%	68%	79%
Dividend rate	0%	0%	0%	0%

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.    Inventory

	December 31, 2003	June 30, 2003
Raw materials	$2,182	$3,642
Work in process	1,994	3,149
Finished goods	4,262	3,944

Total	$8,438	$10,735

E.    Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income	$3,724	$6,455	$7,018	$10,567

Shares used in computation of net income per share—basic	21,065	21,174	21,034	21,154
Potential dilutive common shares:
Stock options	660	957	618	825

Shares used in computation of net income per share—diluted	21,725	22,131	21,652	21,979

Net income per share—basic	$0.18	$0.30	$0.33	$0.50

Net income per share—diluted	$0.17	$0.29	$0.32	$0.48

Options to purchase 2,202,143 and 1,710,170 shares of common stock were not included in the calculation of diluted net income per share for the three months ended December 31, 2003 and 2002, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods. Options to purchase 2,318,114 and 2,089,642 shares of common stock were not included in the calculation of diluted net income per share for the six months ended December 31, 2003 and 2002, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

F.    Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 did not have any impact on its financial position or results of operations.

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

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted the provisions of FIN 46R during the three months ended December 31, 2003. The Company’s adoption of FIN 46R did not have a material effect on its financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

G.    Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income	$3,724	$6,455	$7,018	$10,567
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	73	(16)	79
Change in unrealized gain (loss) on marketable securities	173	(22)	234	(211)

Other comprehensive income (loss)	161	51	218	(132)

Total comprehensive income	$3,885	$6,506	$7,236	$10,435

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Operating Segment Information

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

	Defense Electronics	Medical Imaging	OEM Solutions	Corporate and Other	Total
THREE MONTHS ENDED DECEMBER 31, 2003:
Sales to unaffiliated customers	$27,722	$7,397	$5,438	—	$40,557
Income (loss) from operations (1)	13,985	2,905	908	(12,550)	5,248
Depreciation and amortization expense	439	15	73	1,328	1,855

THREE MONTHS ENDED DECEMBER 31, 2002:
Sales to unaffiliated customers	$31,666	$10,369	$5,630	—	$47,665
Income (loss) from operations (1)	16,535	4,813	1,428	(15,315)	7,461
Depreciation and amortization expense	427	19	58	1,535	2,039

SIX MONTHS ENDED DECEMBER 31, 2003:
Sales to unaffiliated customers	$56,504	$14,556	$10,018	—	$81,078
Income (loss) from operations (1)	27,552	5,774	2,049	(25,675)	9,700
Depreciation and amortization expense	893	35	150	2,693	3,771

SIX MONTHS ENDED DECEMBER 31, 2002:
Sales to unaffiliated customers	$57,181	$20,213	$9,678	—	$87,072
Income (loss) from operations (1)	26,683	9,731	2,311	(27,288)	11,437
Depreciation and amortization expense	800	38	111	3,072	4,021

(1)	Income (loss) from operations of each reporting segment excludes the effects of substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment, all of which are reflected in the Corporate and Other category.

I.    Goodwill and Acquired Intangible Assets

As of June 30, 2003 and December 31, 2003, goodwill of $4,225 from an acquisition is allocated to the Defense Electronics reportable segment.

At December 31, 2003, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($1,355)	$1,745	4 years

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2003, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	($968)	$2,132	4 years
Licensing agreement	300	(93)	207	4 years

Total acquired intangible assets	$3,400	($1,061)	$2,339

In September 2003, a $185 asset impairment charge was recorded in selling, general and administrative expenses related to the Company’s abandonment of the acquired licensing agreement. The impaired asset is in the Defense Electronics segment of the Company.

Amortization expense related to acquired intangible assets for the three months ended December 31, 2003 and 2002 was $194 and $212, respectively. Amortization expense related to acquired intangible assets for the six months ended December 31, 2003 and 2002 was $388 and $424, respectively. Estimated remaining amortization expense for each fiscal year is as follows:

Year	Amount
2004 (Remainder)	$388
2005	775
2006	582

$1,745

J.    Commitments and Contingencies

LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of operations.

GUARANTEES AND INDEMNIFICATION OBLIGATIONS

For “Guarantees and Indemnification Obligations” of the Company see Note I: “Commitments and Contingencies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 12, 2003. There were no material changes in the Company’s guarantee and indemnification obligations from those set forth in our Annual Report for the year ended June 30, 2003, except that the Company has entered into indemnification agreements with its current directors.

K.    Stock Repurchase

During fiscal 2003, the Board of Directors authorized the Company to purchase up to $25,000 of the Company’s common stock, of which $14,861 was available under the plan for future purchases as of December 31, 2003. In October 2003, the Board of Directors extended the program through December 2004. The Company has made no stock purchases during fiscal 2004.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.    Product Warranty Liability

The Company’s product sales include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2003 and 2002:

	2003	2002
Beginning balance at June 30	$925	$835
Accruals for warranties issued during the period	768	672
Settlements made during the period	(629)	(648)

Ending balance at December 31	$1,064	$859

M.    Workforce Reduction

In the fourth quarter of fiscal 2003, the Company recorded workforce reduction charges approximating $1,388. The accrual for severance and benefits related to workforce reductions is reflected in accrued compensation in the consolidated balance sheet. All remaining severance and benefits payable to these employees as of December 31, 2003 are expected to be paid by the fourth quarter of fiscal 2004. A summary of the workforce reduction accrual is outlined as follows:

Severance and Benefits
Fourth quarter fiscal 2003 provision	$1,388
Cash payments	(298)

Balance at June 30, 2003	1,090
Cash payments	(1,015)

Balance at December 31, 2003	$75

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, information provided by Mercury, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are “forward-looking statements” which involve risks and uncertainties. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “plan,” “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect Mercury’s future plans of operations, business strategy, results of operations and financial position. These statements are based on Mercury’s current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and Mercury undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Actual results, performances or achievements may differ materially from the anticipated future results, performances or achievements expressed or implied by these forward-looking statements. Important factors that may cause Mercury’s actual results to differ from these forward-looking statements include, but are not limited to, those referenced in the section entitled “Factors that May Affect Future Results” in Part I - Item 2 of this Form 10-Q.

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

During the first six months of the fiscal year 2004, revenues decreased by $6.0 million compared to the same period in fiscal 2003 primarily as a result of the anticipated loss of CT revenues within the medical imaging group and the timing of defense electronics orders. Mercury expects total revenues to increase throughout the remainder of the fiscal year compared to the first six months of fiscal 2004. Operating expenses decreased for the six months ended December 31, 2003 as compared to the same period in fiscal 2003 primarily as a result of operating effectiveness initiatives which began in the fourth quarter of fiscal 2003. Mercury continues to monitor key operating metrics in order to maintain an appropriate operating expense cost structure relative to its revenue growth expectations. The overall decrease in earnings per share for the six months ended December 31, 2004 as compared to the same period last year was primarily due to the absence of significant non-operating income resulting from the sale of the Shared Storage Business Unit (“SSBU”) and the previously mentioned decline in revenues.

Going forward, business and market uncertainties may affect future results. For a discussion of key factors that could impact the future and must be managed by the Company, please refer to the discussion below.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Mercury has identified the policies discussed below as critical to understanding its business and its results of operations. The impact and any associated risks related to these policies on its business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect its reported and expected financial results.

The preparation of consolidated financial statements requires Mercury to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Mercury evaluates its estimates and judgments, including those related to revenue recognition, allowances for bad debts, the valuation of inventory, long-lived assets and income tax assets, warranties, contingencies and litigation. Mercury bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Revenues	100%	100%	100%	100%
Cost of revenues	33.7	34.8	34.8	34.8

Gross profit	66.3	65.2	65.2	65.2
Operating expenses:
Selling, general and administrative	31.4	29.1	31.5	30.4
Research and development	21.9	20.4	21.7	21.7

Total operating expenses	53.3	49.5	53.2	52.1

Income from operations	12.9	15.7	12.0	13.1
Other income, net	0.4	3.9	0.5	4.5

Income before income taxes	13.3	19.6	12.5	17.6
Provision for income taxes	4.1	6.1	3.8	5.5

Net income	9.2%	13.5%	8.7%	12.1%

REVENUES

The Company’s total revenues decreased 15% or $7.1 million to $40.6 million for the three months ended December 31, 2003 compared to $47.7 million during the same period in fiscal 2003. Revenues decreased 7% or $6.0 million to $81.1 million for the six months ended December 31, 2003 compared to $87.1 million during the same period in fiscal 2003. Mercury’s revenues by segment as a percentage of total revenues are as follows:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Defense Electronics	68%	66%	70%	66%
Medical Imaging	18	22	18	23
OEM Solutions	14	12	12	11

Total revenues	100%	100%	100%	100%

Defense electronics revenues decreased 13% or $4.0 million to $27.7 million for the three months ended December 31, 2003 compared to $31.7 million during the same period in fiscal 2003. Defense electronics revenues decreased 1% or $0.7 million to $56.5 million for the six months ended December 31, 2003 compared to $57.2 million during the same period in fiscal 2003. The decrease for the second quarter of 2004 was primarily related to a decrease of approximately $5.0 million for defense rated orders and shipments primarily within radar applications that were accelerated in the second quarter of fiscal 2003 to meet specific customer requirements, primarily offset by increased shipments of signals intelligence applications. The decrease for the six months ended December 31, 2003 compared to the same period in the prior year was related to decreased radar and emerging market applications business, offset by an increase in the shipments of signals intelligence applications. Mercury continues to experience limited visibility into the defense programs that utilize Mercury’s products and as a result defense electronics revenues may fluctuate in future periods due to the timing of large orders.

Medical imaging revenues decreased 29% or $3.0 million to $7.4 million for the three months ended December 31, 2003 compared to $10.4 million during the same period in fiscal 2003. Medical imaging revenues decreased 28% or $5.6 million to $14.6 million for the six months ended December 31, 2003 compared to $20.2 million during the same period in fiscal 2003. The decreases in the medical imaging revenues were primarily related to a decrease in revenues of boards used in CT imaging systems of $2.2 million and $3.8 million for the three months and six months ended December 31, 2003, respectively. Mercury also experienced a decrease in both periods in its magnetic resonance imaging (“MRI”) modalitiy as a result of the timing of customer orders and softness in the overall MRI market.

OEM solutions revenues decreased 4% or $0.2 million to $5.4 million for the three months ended December 31, 2003 compared to $5.6 million during the same period in fiscal 2003. OEM Solutions revenues increased 3% or $0.3 million to $10.0 million for the six months ended December 31, 2003 compared to $9.7 million during the same period in fiscal 2003. The OEM solutions revenues were affected by a decrease in shipments of systems for inclusion in baggage scanning applications of $0.8 million and $1.2 million for the three and six months ended December 31, 2003, respectively. These decreases were offset by increased shipments of semiconductor imaging boards for developing and testing new semiconductor systems.

GROSS PROFIT

Gross profit was 66.3% for the three months ended December 31, 2003, an increase of 110 basis points from the 65.2% gross profit achieved in the same period of fiscal 2003. Gross profit was 65.2% for the first six months of fiscal 2004, unchanged from the first six months of fiscal 2003. The increase in gross profit for the three months ended December 31, 2003 as compared to the same period of last fiscal year is primarily a result of the increased mix of defense electronics revenues which carry higher margins, the product mix within the defense electronics revenues, and less margin contribution from long-term contracts which carry higher costs than do standard products due to the addition of third party products and direct labor. For the six months ended December 31, 2003 as compared to the same period last fiscal year, the gross profit percentage remained unchanged at 65.2%. This was due to the net effect of the increase in the defense electronics related business, which was offset by an increase in inventory provisions for excess and obsolescence reserves.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 9% or $1.2 million to $12.7 million for the three months ended December 31, 2003 compared to $13.9 million during the same period in fiscal 2003. Selling, general and administrative expenses decreased 4% or $1.0 million to $25.5 million for the six months ended December 31, 2003 compared to $26.5 million during the same period in fiscal 2003. The decreases in selling, general and administrative expenses were primarily the result of an arbitration award against the Company in a former employee matter of approximately $0.8 million in the second quarter of fiscal 2003, as well as a decrease in compensation expense as a result of a decrease in headcount in the fourth quarter of fiscal 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 9% or $0.8 million to $8.9 million for the three months ended December 31, 2003 compared to $9.7 million during the same period in fiscal 2003. Research and development expenses decreased 7% or $1.3 million to $17.6 million for the six months ended December 31, 2003 compared to $18.9 million during the same period in fiscal 2003. The decrease in research and development expenses for the three months ended December 31, 2003 was primarily the result of the increased utilization of research and development personnel temporarily engaged in cost of sales activities partially offset by an increase in prototype development expenses of approximately $0.5 million. The decrease in research and development expenses for the six months ended December 31, 2003 is primarily related to the increased utilization of research and development personnel temporarily engaged in cost of sales activities partially offset by an increase in personnel related expenses.

INTEREST INCOME, NET

Interest income, net of interest expense decreased $0.1 million to $0.2 million for the three months ended December 31, 2003 compared to $0.3 million during the same period in fiscal 2003. Interest income, net of interest expense decreased $0.1 million to $0.4 million for the six months ended December 31, 2003 compared to $0.5 million during the same period in fiscal 2003. The decreases were primarily due to lower interest rates in fiscal 2004 than in fiscal 2003.

GAIN ON THE SALE OF DIVISION

For the three and six months ended December 31, 2002, Mercury received $1.6 million and $3.2 million, respectively, in payments related to the sale of the SSBU. Mercury received the final payment due from the sale in March 2003.

INCOME TAX PROVISION

Mercury recorded tax provisions during the three and six months ended December 31, 2003 and 2002 reflecting a 31% effective tax rate. The effective tax rate for all periods is less than the U.S. statutory tax rate of 35% primarily due to research and development credits, tax-exempt interest, and the extra territorial income (“ETI”) benefit.

SEGMENT OPERATING RESULTS

Income from operations of each reporting segment excludes substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment.

Income from operations of the defense electronics segment decreased $2.5 million to $14.0 million for the three months ended December 31, 2003 from $16.5 million for the same period of fiscal 2003, and increased $0.9 million to $27.6 million for the six months ended December 31, 2003 from $26.7 million for the same period of fiscal 2003. The decrease in income from operations of the defense electronics segment for the three months ended December 31, 2003 is primarily related to the decrease of revenues of $4.0 million, slightly offset by an increase in gross profit as a result of product mix within the defense electronics business applications. The increase in income from operations of the defense electronics segment for the six months ended December 31, 2003 compared to the same period in the prior year was primarily related to an increase in gross profit relating to product mix, partially offset by a decrease in revenues.

Income from operations of the medical imaging segment decreased $1.9 million to $2.9 million for the three months ended December 31, 2003 from $4.8 million for the same period of fiscal 2003, and decreased $3.9 million to $5.8 million for the six months ended December 31, 2003 from $9.7 million for the same period of fiscal 2003. The decreases in income from operations of the medical imaging segment were primarily the result of a decrease of revenues of $3.0 million and $5.6 million for the three and six months ended December 31, 2003, respectively.

Income from operations of the OEM solutions segment decreased $0.5 million to $0.9 million for the three months ended December 31, 2003 from $1.4 million for the same period of fiscal 2003, and decreased $0.3 million to $2.0 million for the six months ended December 31, 2003 from $2.3 million for the same period of fiscal 2003. The decreases in income from operations of the OEM solutions segment were primarily a result of a decrease in gross profit due to a change in the product mix.

See Note H to Mercury’s financial statements included in this report for more information regarding its operating segments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, Mercury had cash and marketable investments of approximately $127.2 million. During the six months ended December 31, 2003, Mercury generated approximately $17.8 million in cash from operations compared to $36.6 million generated during the same period of fiscal 2003. The $18.8 million decrease in cash from operating activities is primarily due to a $11.2 million increase in accounts receivable, a $5.3 million increase in income taxes payable, and a $3.5 million decrease in net income. The operating cash flows generated in fiscal 2003 resulted from significant working capital improvements, particularly within accounts receivable that are not expected to be repeated to that extent in future periods.

During the six months ended December 31, 2003, Mercury’s investing activities used cash of $5.8 million, an increase in use of cash of $3.3 million as compared to the same period last year. The increase in the use of cash for investing activities was due primarily to a $3.8 million purchase of intangible assets in fiscal 2004 and the absence of $3.2 million in proceeds as recorded in fiscal 2003 from the sale of the SSBU, offset by a decrease in fiscal 2004 capital expenditures of $0.8 million and a decrease of net purchases of marketable securities of $3.1 million.

During the six months ended December 31, 2003, Mercury’s financing activities provided cash of $1.4 million, an increase of $2.0 million from the same period in fiscal 2003. The increase in cash from financing activities primarily consisted of $0.4 million in increased proceeds from the employee stock plans and the absence of stock repurchases in fiscal 2004.

During fiscal 2003, the Board of Directors authorized the Company to purchase up to $25 million of the Company’s common stock, of which approximately $14.9 million was available under the plan for future purchases as of December 31, 2003. In October 2003, the Board of Directors extended the program through December 2004. The Company has made no stock purchases during fiscal 2004.

The terms of Mercury’s mortgage note agreements contain certain covenants, which, among other provisions, require Mercury to maintain a minimum net worth. The mortgage note agreements also include significant prepayment penalties. Mercury was in compliance with all covenants of the mortgage note agreements as of December 31, 2003.

The following is a schedule of Mercury’s contractual obligations outstanding at December 31, 2003:

(in thousands)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Notes payable	$11,964	$744	$1,662	$1,922	$7,636
Interest due on notes payable	5,356	844	1,515	1,253	1,744
Unconditional purchase obligations	8,871	8,871	—	—	—
Operating leases	2,454	876	1,268	310	—

Total	$28,645	$11,335	$4,445	$3,485	$9,380

Currently, Mercury’s prime source of liquidity comes from cash, marketable securities and cash generated from operations. As of December 31, 2003, Mercury had $12.0 million of outstanding debt and does not anticipate entering into any debt or credit agreements in the foreseeable future. Mercury’s fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. Mercury does not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for its facilities and inventory purchase commitments.

If cash generated from operations is insufficient to satisfy working capital requirements, Mercury may need to access funds through bank loans, sales of securities or other means. There can be no assurance that Mercury will be able to raise any such capital on terms acceptable to Mercury, on a timely basis or at all. If Mercury is unable to secure additional financing, Mercury may not be able to develop or enhance its products, take advantage of future opportunities, respond to competition or continue to effectively operate its business.

Based on Mercury’s current plans and business conditions, Mercury believes that existing cash and marketable securities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months.

Additional Information on Stock Option Plans and Grants

Stock Option Program Description

The Company currently has one active plan under which it grants options: the 1997 Stock Option Plan. The Company has terminated the 1991, 1993, and 1998 plans. No new options can be granted from the terminated plans. All three of the terminated plans still have options outstanding as of December 31, 2003.

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The Company considers its equity compensation program critical to its operation and productivity. Approximately 82% of the Company’s employees participate in its equity compensation program.

At the Company’s Special Meeting in lieu of the Annual Meeting of Stockholders held on November 17, 2003, the stockholders approved amendments to the 1997 Stock Option Plan by increasing the authorized shares available for grant by 1,000,000 and authorizing the issuance of up to 100,000 shares of common stock thereunder pursuant to restricted stock grants.

Employee and Executive Option Grants

Option grants for the period:

	Six months ended December 31, 2003	Year ended June 30,
		2003	2002
Grants during the period as a percentage of outstanding shares at the end of such period	3.4%	4.5%	5.4%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	19.0%	24.4%	19.6%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.6%	1.1%	1.1%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	22.2%	22.0%	20.3%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers as of December 31, 2003.

Summary of stock option activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
June 30, 2002	3,663,639	$25.46
Grants	950,000	19.69
Exercises	(156,192)	10.81
Cancellations	(234,681)	29.43

June 30, 2003	4,222,766	$24.52
Grants	721,530	20.49
Exercises	(119,800)	10.75
Cancellations	(390,370)	29.24

December 31, 2003	4,434,126	$23.83

As of December 31, 2003, there were 2,061,468 shares available for future option awards.

Summary of in-the-money and out-of-the-money option information

	As of December 31, 2003
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,214,950	$13.48	1,360,386	$19.04	2,575,336	$16.42
Out-of-the-money (1)	994,899	$34.06	863,891	$33.91	1,858,790	$33.99

Total options outstanding	2,209,849	$22.76	2,224,277	$24.81	4,434,126	$23.79

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of Mercury’s common stock of $24.90 as of December 31, 2003.

Options Granted to Named Executive Officers, during the six months ended December 31, 2003

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Weighted Average Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
James R. Bertelli	75,000	10.85%	$19.03	7/28/2013	$897,590	$2,274,669
Robert D. Becker	20,000	2.90%	$19.03	7/28/2013	$239,357	$606,578
Douglas F. Flood	10,000	1.47%	$19.03	7/28/2013	$119,679	$363,289
Barry S. Isenstein	16,000	2.31%	$19.03	7/28/2013	$191,486	$485,263
Craig Lund	16,000	2.31%	$19.03	7/28/2013	$191,486	$485,263

(1)	Based on a year-to-date total of 691,530 shares subject to options granted to employees under Mercury’s option plans.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Mercury’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Mercury’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Mercury’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the six months ended December 31, 2003 Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of December 31, 2003:		Values of Unexercised In-the- Money Options as of December 31, 2003: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	—	232,503	201,054	$2,507,960	$1,169,063
Robert D. Becker	—	—	37,184	78,666	$55,955	$285,265
Douglas F. Flood	—	—	66,154	50,156	$586,358	$482,994
Barry S. Isenstein	—	—	47,082	48,000	$73,614	$208,775
Craig Lund	—	—	76,980	41,500	$551,180	$182,270

(1)	Option values based on the closing price of Mercury’s common stock of $24.90 on December 31, 2003.

Equity Compensation Plans

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	4,434,126	(b)	$23.83	2,274,773	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,434,126		$23.83	2,274,773

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and the Company’s 1997 Employee Stock Purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 217,055 shares available for future issuance under the ESPP. The Company is no longer permitted to grant options under its 1982, 1991, 1993 and 1998 plans.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted the provisions of FIN 46R during the three months ended December 31, 2003. The Company’s adoption of FIN 46R did not have a material effect on its financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Mercury depends heavily on defense electronics programs that incorporate Mercury’s products, which may be only partially funded and subject to potential termination and reductions in government spending, which may have a material adverse effect on Mercury’s business.

Sales of Mercury’s computer systems, primarily as an indirect subcontractor or team member and in some cases directly, to the United States Government and its agencies as well as foreign governments and agencies, accounted for approximately 69%, 65% and 67% of revenues in fiscal 2003, 2002 and 2001, respectively, and approximately 70% of revenues for the six months ended December 31, 2003. Mercury’s computer systems are included in many different domestic and international programs. Over its lifetime, the award of many different individual contracts and subcontracts may implement a program’s requirements. The funding of U.S. Government programs is subject to congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on their fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The U.S. Government could reduce or terminate a prime contract under which Mercury is a subcontractor or team member irrespective of the quality of Mercury’s products or services. The reduction in funding or termination of a government program in which Mercury is involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received by Mercury. The termination of a program or the reduction in or failure to commit additional funds to a program in which Mercury is involved could increase Mercury’s overall costs of doing business and have a material adverse effect on Mercury’s financial condition and results of operations. In addition, changes in government administration, and changes in national and international priorities including developments in the geo-political environment such as the current “War on Terrorism,” Operation Enduring Freedom, Operation Iraqi Freedom, and nuclear proliferation in North Korea, could have a significant impact on defense spending priorities and the efficient handling of routine contractual matters. These changes could have either a positive or negative impact on Mercury’s business, financial condition or results of operations in the future.

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

Because Mercury contracts to supply goods and services to the United States and foreign governments and their prime and subcontractors, Mercury also is subject to other risks, including:

•	contract suspensions;

•	protests by disappointed bidders of contract awards that can result in the reopening of the bidding process;

•	changes in governmental policies or regulations;

•	other political factors.; and

•	providing goods and services as a commercial off-the-shelf provider.

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

Mercury is dependent on a small number of customers for a large portion of its revenues. A significant decrease in the sales to or loss of any of its major customers would have a material adverse effect on Mercury’s business, financial condition and results of operations. Mercury has several customers who each account for greater than 10% of revenues. In fiscal 2003, Lockheed Martin, GE Medical, Northrop Grumman and Raytheon Company accounted for 12%, 12%, 11% and 10% of revenues, respectively. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company accounted for 16%, 12% and 12% of revenues, respectively. In fiscal 2001, Raytheon Company, Lockheed Martin and GE Medical accounted for 18%, 14% and 13% of revenues, respectively. For the six months ended December 31, 2003, three customers collectively accounted for 40% of revenues. Customers in the defense electronics market generally purchase Mercury’s products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. In addition, Mercury’s revenues are largely dependent upon the ability of customers to develop and sell products that incorporate Mercury’s products. No assurance can be given that Mercury’s customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, Mercury’s results of operations.

Mercury’s medical imaging revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact operating results.

Sales of computer systems to the medical imaging market accounted for approximately 20%, 28% and 24% of revenues in fiscal 2003, 2002 and 2001, respectively. For the six months ended December 31, 2003, sales of Mercury’s computer systems to the medical imaging market accounted for approximately 18% of revenues. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of Mercury’s medical imaging revenues for each of the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In addition, GE Medical accounted for 59%, 57% and 52% of aggregate sales to the medical imaging market in fiscal 2003, 2002 and 2001, respectively. For the six months ended December 31, 2003, GE Medical accounted for 66% of aggregate sales to the medical imaging market. If a major customer significantly reduces the amount of business it does with Mercury, there would be an adverse impact on operating results.

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

Mercury’s business has been, and may continue to be, negatively impacted by the slowdown in the economies of the United States, Europe, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of these capital investments. These reductions have been particularly severe in the electronics and semiconductor industries, which Mercury serves. While Mercury’s business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all business segments and is a contributor to the slower than normal customer orders. Mercury cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of customer orders will rebound when the worldwide economies begin to grow, or if and when the growth rate of customer orders will return to historical numbers. All components of forecasting and budgeting processes are dependent upon estimates of growth in the markets Mercury serves. The prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, Mercury may make significant investments and expenditures, but never realize the anticipated benefits, which could adversely affect results of operations. The future direction of the overall domestic and global economies could have a significant impact on Mercury’s overall performance.

Mercury cannot predict the consequences of future terrorist activities, but they may adversely affect the markets in which Mercury operates, Mercury’s ability to insure against risks, and Mercury’s operations or profitability.

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

Several components used in Mercury’s products are currently obtained from sole-source suppliers. Mercury is dependent on key vendors like LSI Logic, Atmel, Xilinx and Toshiba for custom-designed Application Specific Integrated Circuits (“ASICs”) and Field Programmable Gate Arrays (“FPGAs”); Motorola and IBM for PowerPC microprocessors; IBM for a specific Static Random Access Memory (“SRAM”); as well as Arrow, JMR and Force Computers for chassis and chassis components (“Chassis”). Generally, suppliers may terminate their contract with Mercury without cause upon 30-days notice and may cease offering Mercury products upon 180-days notice. If any of Mercury’s sole-source suppliers were to limit or reduce the sale of these components, or if these or other component suppliers, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying Mercury with the necessary components, these events could result in a loss of revenues due to the ability to fulfill orders in a timely manner or at all. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to Mercury or to Mercury’s customers, thereby adversely affecting business and customer relationships. Mercury has no guaranteed supply arrangements with its suppliers and there can be no assurance that suppliers will continue to meet Mercury’s requirements. If supply arrangements are interrupted, there can be no assurance that Mercury will find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in Mercury’s products, or the inability to procure these components from alternate sources on acceptable terms, could increase the cost or disrupt or delay the ability to deliver products to customers and thereby have a material adverse effect on Mercury’s business, financial condition and results of operations. Mercury cannot assure that severe shortages of components will not occur in the future. Mercury could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could materially and adversely affect operating results.

Mercury may not be able to efficiently manage relationships with contract manufacturers.

Mercury relies on contract manufacturers to build hardware sub-assemblies for products in accordance with its specifications. During the normal course of business, Mercury may provide demand forecasts to contract manufacturers up to five months prior to scheduled delivery of products to customers. If Mercury overestimates requirements, the contract manufacturers may assess cancellation penalties or Mercury may be left with excess inventory, which may negatively impact earnings. If Mercury underestimates requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of Mercury’s products and result in delays in shipment to customers and revenue recognition. Mercury may not be able to effectively manage the relationship with contract manufacturers, and the contract manufacturers may not meet future requirements for timely delivery. Contract manufacturers also build products for other companies, and they cannot assure Mercury that they will always have sufficient quantities of inventory available to fill orders or that they will allocate their internal resources to fill these orders on a timely basis. In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While to date there has been no significant impact on Mercury’s contract manufacturers, future acquisitions could potentially have an adverse effect on working relationships with contract manufacturers.

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

Future potential acquisitions may pose risks to operations, including:

•	problems and increased costs in connection with the integration of the personnel, operations, technologies or products of the acquired companies;

•	unanticipated costs;

•	diversion of management’s attention from the core business;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which Mercury has no, or limited, prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

In addition, in connection with any acquisitions or investments Mercury could:

•	issue stock that would dilute existing shareholders’ percentage ownership;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large expenditures related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or to use for other purposes.

The failure to successfully integrate any acquisition or for acquisitions to yield expected results may negatively impact Mercury’s financial condition and operating results.

If Mercury is unable to respond to technological developments and changing customer needs on a timely and cost-effective basis, its results of operations may be adversely affected.

Future success will depend in part on Mercury’s ability to enhance current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. Defense electronics customers, in particular, demand frequent technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, Mercury must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that Mercury will secure an adequate number of defense electronics design wins in the future, that the equipment in which Mercury’s products are intended to function eventually will be deployed in the field, or that Mercury’s products will be included in such equipment if it eventually is deployed.

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

Mercury’s results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance.

Mercury has experienced fluctuations in operating results in large part due to the sale of computer systems in relatively large dollar amounts to a relatively small number of customers. Mercury’s quarterly results may be subject to fluctuations resulting from a number of other factors, including:

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

Results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

Mercury’s stock price, like that of other technology companies, has been volatile. The stock market in general, and technology companies in particular, may continue to experience volatility in their stock prices. This volatility may or may not be related to operating performance. In addition, the continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class action litigation against the company that issued the stock. If any stockholders were to institute a lawsuit, Mercury could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

Provisions in Mercury’s organizational documents and Massachusetts law could make it more difficult for a third party to acquire Mercury.

Provisions of Mercury’s charter and by-laws could have the effect of discouraging a third party from making a proposal to acquire Mercury and could prevent certain changes in control, even if some stockholders might consider the proposal to be in their best interests. These provisions include a classified board of directors, advance notice to Mercury’s board of directors of stockholder proposals and director nominations, and limitations on the ability of stockholders to remove directors and to call stockholder meetings. In addition, Mercury may issue shares of any class or series of preferred stock in the future without stockholder approval upon such terms as the board of directors may determine. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued. Mercury is also subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in a broad range of business combinations with any “interested stockholder” for a period of three years following the date that such stockholder becomes an interested stockholder.

These provisions could discourage a third party from pursuing an acquisition of Mercury at a price considered attractive by many stockholders because such provisions could have the effect of delaying or deferring a potential acquirer from acquiring control of Mercury.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from June 30, 2003 to December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Mercury is subject to legal proceedings and claims that arise in the ordinary course of business. Mercury does not believe these actions will have a material adverse effect on its financial position or results of its operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2003, the Company held a Special Meeting of Stockholders in lieu of the 2003 Annual Meeting of Stockholders (the “Meeting”). At the Meeting, James R. Bertelli and Russell K. Johnsen were re-elected as directors for terms ending in 2006. The voting results were as follows:

James R. Bertelli	For 18,608,276	Withheld 273,600
Russell K. Johnsen	For 18,478,860	Withheld 403,016

The terms of the following directors continued after the meeting: Dr. Gordon B. Baty, Dr. Albert P. Belle Isle, Sherman N. Mullin, Lee C. Steele and Dr. Richard P. Wishner.

At the Meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized for issuance pursuant to the Company’s 1997 Stock Option Plan from 6,650,000 shares to 7,650,000 shares. The voting results were as follows:

For 9,829,251	Against 4,149,963	Abstain 60,876	Broker Non-Votes 4,841,786 (1)

At the Meeting, the stockholders approved an amendment to the Company’s 1997 Stock Option Plan that authorizes grants of restricted stock up to 100,000 shares in the aggregate and makes corresponding changes to the 1997 Stock Option Plan as appropriate.

For 10,734,660	Against 3,239,068	Abstain 66,362	Broker Non-Votes 4,841,786 (1)

(1)	Shares held by a broker or nominee that do not have the authority, either express or discretionary, to vote on a particular matter are counted as present for the purposes of determining the existence of a quorum for the transaction of business.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS.

ITEM NO.	DESCRIPTION OF EXHIBIT

3.1	Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

3.2	By-laws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

4.1	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).

10.1	Form of Indemnification Agreement between the Company and each of its current directors.

10.2	1997 Stock Option Plan, as amended and restated

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K.

On October 16, 2003, the Company furnished a Current Report on Form 8-K, dated the same date, regarding its earnings press release for the quarter ended September 30, 2003.

MERCURY COMPUTER SYSTEMS, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2004

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ JOSEPH M. HARTNETT
Joseph M. Hartnett Vice President, Controller And Interim Chief Financial Officer (Duly Authorized And Principal Financial Officer)