Form 10-Q
period 2004-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2004-04-28
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s classes of common stock as of April 21, 2004:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,215,605

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2004	June 30, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,826	$27,158
Marketable securities	58,173	40,892
Accounts receivable, net of allowances of $500	28,085	22,975
Inventory	7,604	10,735
Deferred tax assets, net	4,463	4,778
Prepaid expenses and other current assets	4,184	3,513

Total current assets	139,335	110,051
Marketable securities	33,771	45,211
Property and equipment, net	24,960	26,349
Goodwill	4,225	4,225
Acquired intangible assets, net	1,551	2,339
Deferred tax assets, net	1,321	1,321
Other assets	5,309	1,059

Total assets	$210,472	$190,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,041	$5,235
Accrued expenses	5,256	4,354
Accrued compensation	7,928	10,053
Notes payable	758	718
Income taxes payable	2,778	2,440
Deferred revenues and customer advances	3,528	2,741

Total current liabilities	28,289	25,541

Notes payable	11,026	11,599
Deferred compensation	1,087	759

Total liabilities	40,402	37,899

Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 22,357,552 shares issued at March 31, 2004 and June 30, 2003; 21,201,855 and 20,990,461 shares outstanding at March 31, 2004 and June 30, 2003, respectively	223	223
Additional paid-in capital	53,449	52,174
Treasury stock, at cost, 1,155,697 and 1,367,091 shares at March 31, 2004 and June 30, 2003, respectively	(33,900)	(40,197)
Retained earnings	149,761	140,142
Accumulated other comprehensive income	537	314

Total stockholders’ equity	170,070	152,656

Total liabilities and stockholders’ equity	$210,472	$190,555

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net revenues	$45,386	$48,697	$126,464	$135,769
Cost of revenues	15,443	16,804	43,668	47,123

Gross profit	29,943	31,893	82,796	88,646
Operating expenses:
Selling, general and administrative	12,483	13,415	38,025	39,881
Research and development	9,172	9,919	26,783	28,769

Total operating expenses	21,655	23,334	64,808	68,650

Income from operations	8,288	8,559	17,988	19,996
Interest income	455	434	1,334	1,417
Interest expense	(217)	(228)	(664)	(697)
Gain on sale of division	—	2,600	—	5,800
Other income, net	66	32	104	196

Income before income taxes	8,592	11,397	18,762	26,712
Income tax provision	2,289	3,533	5,441	8,281

Net income	$6,303	$7,864	$13,321	$18,431

Net income per share:
Basic	$0.30	$0.37	$0.63	$0.87

Diluted	$0.29	$0.35	$0.61	$0.84

Weighted average shares outstanding:
Basic	21,184	21,188	21,084	21,165

Diluted	22,057	22,178	21,787	22,045

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND IN THOUSANDS)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$13,321	18,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,314	6,119
Gain on sale of division	—	(5,800)
Change in deferred income taxes	315	—
Impairment of intangible asset	185	—
Tax benefit from stock options	1,099	576
Stock-based compensation	176	974
Changes in operating assets and liabilities:
Accounts receivable	(4,903)	10,861
Inventory	3,197	2,520
Prepaid expenses and other current assets	(655)	1,272
Other assets	(349)	(19)
Accounts payable and accrued expenses	1,786	14
Deferred revenues and customer advances	787	926
Income taxes payable	319	7,075

Net cash provided by operating activities	20,592	42,949

Cash flows from investing activities:
Purchases of marketable securities	(31,204)	(107,383)
Sales and maturities of marketable securities	25,622	80,553
Purchases of property and equipment	(3,312)	(4,417)
Purchased intangible assets	(3,900)	—
Proceeds from sale of division	—	5,800

Net cash used in investing activities	(12,794)	(25,447)

Cash flows from financing activities:
Proceeds from employee stock option and purchase plans	2,574	2,118
Purchases of treasury stock	—	(5,746)
Payments of principal under notes payable and capital lease obligations	(533)	(588)

Net cash provided by (used in) financing activities	2,041	(4,216)

Effect of exchange rate changes on cash and cash equivalents	(171)	(288)

Net increase in cash and cash equivalents	9,688	12,998
Cash and cash equivalents at beginning of period	27,158	17,513

Cash and cash equivalents at end of period	$36,826	30,511

Cash paid during the period for:
Interest	$668	698
Income taxes, net	4,240	2,338

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

B.    Basis of Presentation

The accompanying financial data as of March 31, 2004 and for the three months and nine months ended March 31, 2004 and March 31, 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2004, results of operations for the three and nine-month periods ended March 31, 2004 and 2003, and cash flows for the nine-month periods ended March 31, 2004 and 2003 have been made. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income as reported	$6,303	$7,864	$13,321	$18,431
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	3,445	4,087	11,115	12,357

Pro forma net income	$2,858	$3,777	$2,206	$6,074

Earnings per share:
Basic – as reported	$0.30	$0.37	$0.63	$0.87
Basic – pro forma	$0.13	$0.18	$0.10	$0.29

Diluted – as reported	$0.29	$0.35	$0.61	$0.84
Diluted – pro forma	$0.13	$0.17	$0.10	$0.28

The weighted average grant-date fair values for options granted during the three months ended March 31, 2004 and 2003 were $18.56 and $21.00, respectively, per option. The weighted average grant-date fair values for options granted during the nine months ended March 31, 2004 and 2003 were $15.62 and $13.84, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Option life	6 years	6 years	6 years	6 years
Risk-free interest rate	3.25%	3.07%	3.43%	4.61%
Stock volatility	75%	79%	75%	81%
Dividend rate	0%	0%	0%	0%

The weighted-average fair value of stock purchase rights granted as part of the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2004 and 2003 was $5.96 and $9.50, respectively. The weighted-average fair value of stock purchase rights granted as part of the ESPP during the nine months ended March 31, 2004 and 2003 was $5.50 and $8.66, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	1.01%	1.21%	1.01%	1.21%
Stock volatility	43%	76%	43%	76%
Dividend rate	0%	0%	0%	0%

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.    Inventory

	March 31, 2004	June 30, 2003
Raw materials	$2,061	$3,642
Work in process	1,910	3,149
Finished goods	3,633	3,944

Total	$7,604	$10,735

E.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income	$6,303	$7,864	$13,321	$18,431

Shares used in computation of net income per share—basic	21,184	21,188	21,084	21,165
Potential dilutive common shares:
Stock options	873	990	703	880

Shares used in computation of net income per share—diluted	22,057	22,178	21,787	22,045

Net income per share—basic	$0.30	$0.37	$0.63	$0.87

Net income per share—diluted	$0.29	$0.35	$0.61	$0.84

Options to purchase 1,431 and 1,216 shares of common stock were not included in the calculation of diluted net income per share for the three months ended March 31, 2004 and 2003, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods. Options to purchase 2,010 and 1,989 shares of common stock were not included in the calculation of diluted net income per share for the nine months ended March 31, 2004 and 2003, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 did not have any impact on its financial position or results of operations.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted the provisions of FIN 46R during the quarter ended December 31, 2003. The Company’s adoption of FIN 46R did not have a material effect on its financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

G.    Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income	$6,303	$7,864	$13,321	$18,431
Other comprehensive income (loss):
Foreign currency translation adjustments	(21)	79	213	(132)
Change in unrealized gain (loss) on marketable securities	27	(32)	10	47

Other comprehensive income (loss)	6	47	223	(85)

Total comprehensive income	$6,309	$7,911	$13,544	$18,346

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

	Defense Electronics	Medical Imaging	OEM Solutions	Corporate and Other	Total
THREE MONTHS ENDED MARCH 31, 2004:
Sales to unaffiliated customers	$26,702	$9,397	$9,287	—	$45,386
Income (loss) from operations (1)	13,731	4,093	3,493	(13,029)	8,288
Depreciation and amortization expense	412	7	70	1,054	1,543

THREE MONTHS ENDED MARCH 31, 2003:
Sales to unaffiliated customers	$34,443	$8,191	$6,063	—	$48,697
Income (loss) from operations (1)	17,413	3,140	2,094	(14,088)	8,559
Depreciation and amortization expense	303	21	66	1,708	2,098

NINE MONTHS ENDED MARCH 31, 2004:
Sales to unaffiliated customers	$83,206	$23,953	$19,305		$126,464
Income (loss) from operations (1)	41,283	9,867	5,542	(38,704)	17,988
Depreciation and amortization expense	1,307	42	219	3,746	5,314

NINE MONTHS ENDED MARCH 31, 2003:
Sales to unaffiliated customers	$91,624	$28,404	$15,741	—	$135,769
Income (loss) from operations (1)	46,096	12,871	4,405	(43,376)	19,996
Depreciation and amortization expense	677	59	177	5,206	6,119

(1)	Income (loss) from operations of each reporting segment excludes the effects of substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment, all of which are reflected in the Corporate and Other category.

I.    Goodwill and Acquired Intangible Assets

As of June 30, 2003 and March 31, 2004, goodwill of $4,225 from an acquisition is allocated to the Defense Electronics reportable segment.

At March 31, 2004, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	$(1,549)	$1,551	4 years

At June 30, 2003, acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Completed technology	$3,100	$(968)	$2,132	4 years
Licensing agreement	300	(93)	207	4 years

Total acquired intangible assets	$3,400	$(1,061)	$2,339

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003, a $185 asset impairment charge was recorded in selling, general and administrative expenses related to the Company’s abandonment of the acquired licensing agreement. The impaired asset is in the Defense Electronics segment of the Company.

Amortization expense related to acquired intangible assets for the three months ended March 31, 2004 and 2003 was $194 and $213, respectively. Amortization expense related to acquired intangible assets for the nine months ended March 31, 2004 and 2003 was $582 and $637, respectively. Estimated remaining amortization expense for each fiscal year is as follows:

Year	Amount
2004 (Remainder)	$194
2005	775
2006	582

$1,551

J.    Commitments and Contingencies

LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of operations.

K.    Stock Repurchase

On May 15, 2003, the Company announced that the Board of Directors had authorized the Company to purchase up to $25,000 of the Company’s common stock, of which $14,861 was available under the plan for future purchases as of March 31, 2004. In October 2003, the Board of Directors extended the program’s expiration date through December 31, 2004. The Company has made no stock purchases during fiscal 2004.

Total number of shares purchased under the program	387
Average price paid per share	$26.21
Amount available for share repurchase under the program	$14,861

L.    Product Warranty Liability

The Company’s product sales generally include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2004 and 2003:

	2004	2003
Beginning balance at June 30	$925	$835
Accruals for warranties issued during the period	1,096	1,117
Settlements made during the period	(962)	(1,125)

Ending balance at March 31	$1,059	$827

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.    Workforce Reduction

In the fourth quarter of fiscal 2003, the Company recorded workforce reduction charges approximating $1,388. The accrual for severance and benefits related to workforce reductions is reflected in accrued compensation in the consolidated balance sheet. All payments to these employees have been made as of March 31, 2004. A summary of the workforce reduction accrual is outlined as follows:

Severance and Benefits
Fourth quarter fiscal 2003 provision	$1,388
Cash payments	(298)

Balance at June 30, 2003	1,090
Cash payments	(1,090)

Balance at March 31, 2004	$—

N.    Subsequent Events

On April 12, 2004, the Company announced it had signed an agreement to purchase the TGS Group (“TGS”) for approximately $18.5 million, consisting of $6.0 million in Mercury common stock (approximately 258 shares) and the remainder in cash, subject to closing adjustments. The TGS Group is a leading supplier of three-dimensional (3-D) image processing and visualization software to diverse end markets including life sciences (medical imaging and biotechnology), geoscience (earth sciences including oil and gas exploration), and simulation (commercial and defense). The company is headquartered in Bordeaux, France and has operations in Berlin, Germany and San Diego, California. The acquisition, which is expected to close in the fourth quarter of fiscal 2004, is subject to certain closing conditions.

On April 21, 2004, the Company announced the pricing of a private offering of $100.0 million of convertible senior notes due 2024 (the “Notes”) to be sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes will bear interest at a rate of 2.00%. Under certain circumstances, the Notes will be convertible into the Company’s common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. Until the closing price of the stock is above the contingent conversion price of $36.28 for at least twenty trading days in a thirty consecutive day period, or upon certain other events, the shares will not be included in calculation of weighted average shares outstanding used in calculating the Company’s earnings per share. On April 23, 2004, the Company announced that the initial purchasers had exercised their over-allotment option to purchase an additional $25.0 million aggregate principal amount of the Notes. The Company has the right to redeem the Notes on or after May 1, 2009 at par plus accrued interest. Noteholders may require the Company to repurchase the Notes at par plus accrued and unpaid interest on May 1, 2009, 2014 and 2019 and upon certain other events. The sale of the Notes is expected to close on April 29, 2004, subject to the satisfaction of customary closing conditions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are “forward-looking statements” which involve risks and uncertainties. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “plan,” “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Actual results, performances or achievements may differ materially from the anticipated future results, performances or achievements expressed or implied by these forward-looking statements. Important factors that may cause our actual results to differ from these forward-looking statements include, but are not limited to, those referenced in the section entitled “Factors that May Affect Future Results” in Part I—Item 2 of this Form 10-Q.

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

During the past several years, the majority of our revenue has been generated from sales of our products to the defense electronics market, generally for use in intelligence-gathering electronic warfare systems. Our activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Medical imaging is another primary market that we currently serve. Our computer systems are embedded in magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET”), and digital X-ray machines. Our remaining revenues are derived from computer systems used in such commercial OEM solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

During the first nine months of fiscal year 2004, revenues decreased by $9.3 million compared to the same period in fiscal 2003, primarily as a result of the anticipated loss of CT revenues within the medical imaging group of $5.6 million and the timing of defense electronics orders. We expect total revenues to increase in the fourth quarter of fiscal 2004 compared to each of the previous three quarters of fiscal 2004. Operating expenses decreased by $3.8 million for the nine months ended March 31, 2004 as compared to the same period in fiscal 2003, primarily as a result of operating effectiveness initiatives which began in the fourth quarter of fiscal 2003. We continue to monitor key operating metrics in order to maintain an appropriate operating expense cost structure relative to our revenue growth expectations. The overall decrease in earnings per share for the nine months ended March 31, 2004 as compared to the same period last year was primarily due to the absence of significant non-operating income resulting from the sale of the Shared Storage Business Unit (“SSBU”).

On April 12, 2004, we announced we had signed an agreement to purchase the TGS Group (“TGS”) for approximately $18.5 million, consisting of $6.0 million in our common stock (approximately 258,000 shares) and the remainder in cash, subject to closing adjustments. The TGS Group is a leading supplier of three-dimensional (3-D) image processing and visualization software to diverse end markets including life sciences

(medical imaging and biotechnology), geoscience (earth sciences including oil and gas exploration), and simulation (commercial and defense). The company is headquartered in Bordeaux, France and has operations in Berlin, Germany and San Diego, California. The acquisition, which is expected to close in the fourth quarter of fiscal 2004, is subject to certain closing conditions.

Because 3-D imaging is becoming the accepted standard for many medical procedures, following the closing of the acquisition, we intend to combine our capabilities in medical imaging and visualization under a common business group called “Imaging and Visualization Solutions.” This group will replace our current Medical Imaging Business Group.

On April 21, 2004, we announced the pricing of a private offering of $100.0 million of convertible senior notes due 2024 (the “Notes”) to be sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes will bear interest at a rate of 2.00%. Under certain circumstances, the Notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. Until the closing price of the stock is above the contingent conversion price of $36.28 for at least twenty trading days in a thirty consecutive day period, or upon certain other events, the shares will not be included in calculation of weighted average shares outstanding used in calculating our earnings per share. On April 23, 2004, we announced that the initial purchasers had exercised their over-allotment option to purchase an additional $25.0 million aggregate principal amount of the Notes. We have the right to redeem the Notes on or after May 1, 2009 at par plus accrued and unpaid interest. Noteholders may require us to repurchase the Notes at par plus accrued and unpaid interest on May 1, 2009, 2014 and 2019 and upon certain other events. The sale of the Notes is expected to close on April 29, 2004, subject to the satisfaction of customary closing conditions.

Going forward, business and market uncertainties may affect future results. For a discussion of key factors that could impact the future and must be managed by us, please refer to the discussion below.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We have identified the policies discussed below as critical to understanding our business and our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for bad debts, warranties, contingencies, litigation, and the valuation of inventory, long-lived assets, goodwill, and income tax assets. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable

Revenue from system sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Certain contracts with customers require us to perform tests of our products prior to shipment to ensure their performance complies with our published product specifications and, on occasion, with additional customer-requested specifications. In these cases, we conduct such tests and, if they are completed successfully, include a written confirmation with each order shipped. As a result, at the time of each product shipment, we believe that no further customer testing requirements exist and that there is no uncertainty of non-acceptance by our customer. In the rare instance that customer payment is conditioned upon final acceptance testing by the customer at its own facility, we do not recognize any revenue until the final acceptance testing has been completed and written confirmation from the customer has been received.

We do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment.

Installation of our products require insignificant effort that does not alter the capabilities of the products and may be performed by our customers or other vendors. If an order includes installation or training services that are undelivered at the time of product shipment, we defer revenue equal to the fair value of the installation or training obligations until such time as the services have been provided. We determine these fair values based on the price typically charged to our customers who purchase these services separately.

In limited circumstances, we engage in long-term contracts to design, develop, manufacture or modify complex equipment. For these contracts, we recognize revenue using the percentage-of-completion method of contract accounting, measuring progress towards completion based on contract cost incurred to date as compared with total estimated contract costs. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined.

For transactions involving the licensing of stand-alone software products and of software that is not incidental to the product, we recognize revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable and collection of the related receivable is reasonably assured. Our stand-alone software products are not deemed essential to the functionality of any hardware system and do not require installation by us or significant modification or customization of the software. The fair value of maintenance agreements related to stand-alone software products is recognized as revenue ratably over the term of each maintenance agreement.

At the time of product shipment, we assess collectibility of trade receivables based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. If we determine that collectibility of a particular sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon receipt of payment from the customer. After the time of sale, we assess our exposure to changes in our customers’ abilities to pay outstanding receivables and record allowances for such potential bad debts.

Inventory

Inventory, which includes materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, we use consistent methodologies to evaluate inventory for net-realizable value. We record a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets and Goodwill

We assess the impairment of acquired intangible assets and property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate impairment include significant underperformance relative to prior operating results projections, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of acquired intangible assets or property and equipment may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Goodwill is assessed for impairment on a reporting unit basis at least annually or more frequently when events or circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Income Tax Assets

We evaluate the realizability of our deferred tax assets on a quarterly basis and assess the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. We believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income; however, there can be no assurance that we will be able to meet our expectations of future income.

Warranty Accrual

Our product sales include a one-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of revenues	34.0	34.5	34.5	34.7

Gross profit	66.0	65.5	65.5	65.3
Operating expenses:
Selling, general and administrative	27.5	27.5	30.1	29.4
Research and development	20.2	20.4	21.2	21.2

Total operating expenses	47.7	47.9	51.3	50.6

Income from operations	18.3	17.6	14.2	14.7
Other income, net	0.7	5.8	0.6	5.0

Income before income taxes	18.9	23.4	14.8	19.7
Provision for income taxes	5.0	7.3	4.3	6.1

Net income	13.9%	16.1%	10.5%	13.6%

REVENUES

Total revenues decreased 7% or $3.3 million to $45.4 million for the three months ended March 31, 2004 compared to $48.7 million during the same period in fiscal 2003. Revenues decreased 7% or $9.3 million to $126.5 million for the nine months ended March 31, 2004 compared to $135.8 million during the same period in fiscal 2003. Revenue by segment as a percentage of total revenues is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Defense Electronics	59%	71%	66%	67%
Medical Imaging	21	17	19	21
OEM Solutions	20	12	15	12

Total revenues	100%	100%	100%	100%

Defense electronics revenues decreased 22% or $7.7 million to $26.7 million for the three months ended March 31, 2004 compared to $34.4 million during the same period in fiscal 2003. Defense electronics revenues decreased 9% or $8.4 million to $83.2 million for the nine months ended March 31, 2004 compared to $91.6 million during the same period in fiscal 2003. The decrease for the three months ended March 31, 2004 as compared to the same period in fiscal 2003 was primarily related to a decrease within all defense applications, including a decrease of approximately $5.7 million in shipments of emerging markets applications, and was primarily a result of customer order patterns and program delivery dates. The decrease for the nine months ended March 31, 2004 compared to the same period in the prior year was related to decreased emerging market applications and radar shipments of $10.7 and $6.2 million, respectively, partially offset by an increase in shipments of signals intelligence applications. We continue to experience limited visibility into the defense programs that utilize our products, and as a result, defense electronics revenues may fluctuate in future periods due to the timing of large orders.

Medical imaging revenues increased 15% or $1.2 million to $9.4 million for the three months ended March 31, 2004 compared to $8.2 million during the same period in fiscal 2003. Medical imaging revenues decreased 15% or $4.4 million to $24.0 million for the nine months ended March 31, 2004 compared to $28.4 million during the same period in fiscal 2003. The increase for the three months ended March 31, 2004 as compared to the same period in fiscal 2003 was primarily the result of increased shipments of products for digital X-ray applications and shipments of products for magnetic resonance imaging (“MRI”) applications of $2.9 million, partially offset by a decrease in revenues of boards used in CT imaging systems of $1.8 million. The decrease in medical imaging revenues for the nine months ended March 31, 2004 compared to the same period in fiscal 2003 was primarily related to a decrease in revenues of boards used in CT imaging systems of $5.6 million and a decrease in revenues of our MRI modality of $2.6 million, partially offset by an increase in shipments for digital X-ray applications and our PET applications.

OEM solutions revenues increased 53% or $3.2 million to $9.3 million for the three months ended March 31, 2004 compared to $6.1 million during the same period in fiscal 2003. OEM solutions revenues increased 23% or $3.6 million to $19.3 million for the nine months ended March 31, 2004 compared to $15.7 million during the same period in fiscal 2003. OEM solutions revenues increased for the three and nine months ended March 31, 2004 as compared to the same periods in fiscal 2003 primarily as a result of increased shipments of semiconductor imaging boards for developing and testing new semiconductor systems of $4.2 million and $6.0 million, respectively, partially offset by a decrease in shipments of systems for inclusion in baggage scanning applications. Revenues related to semiconductor applications were 88% and 84% of OEM solutions revenues for the three and nine months ended March 31, 2004, respectively.

GROSS PROFIT

Gross profit was 66.0% for the three months ended March 31, 2004, an increase of 50 basis points from the 65.5% gross profit achieved in the same period of fiscal 2003. Gross profit was 65.5% for the first nine months of fiscal 2004, an increase of 20 basis points from the 65.3% gross profit achieved in the same period of fiscal year 2003. The increase in gross profit for the three months ended March 31, 2004 as compared to the same period of the prior fiscal year was primarily a result of the decrease in margin contribution from long-term defense electronics contracts which carry higher costs than do standard products due to the addition of third party products and direct labor. The increase in gross profit for the nine months ended March 31, 2004 as compared to the same period of the prior fiscal year was primarily a result of a favorable program mix within defense electronics revenues, which was offset by an increase in inventory provisions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 7% or $0.9 million to $12.5 million for the three months ended March 31, 2004 compared to $13.4 million during the same period in fiscal 2003. Selling, general and administrative expenses decreased 5% or $1.9 million to $38.0 million for the nine months ended March 31, 2004 compared to $39.9 million during the same period in fiscal 2003. The decrease in selling, general and administrative expenses for the three months ended March 31, 2004 compared to the same period in the prior fiscal year was primarily the result of a decrease in compensation expenses of $0.7 million as a result of a decrease in headcount and decreased consulting expenses of $0.5 million, offset by slight increases in accounting and legal expenses. The decreases in selling, general and administrative expenses for the nine months ended March 31, 2004 was primarily the result of an arbitration award against the Company in a former employee matter of approximately $0.8 million in the second quarter of fiscal 2003, as well as a decrease in compensation expense of $0.8 million as a result of a decrease in headcount and consulting expenses of $1.2 million, which were offset in part by an increase in expenses relating to compliance with the Sarbanes-Oxley Act.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 7% or $0.7 million to $9.2 million for the three months ended March 31, 2004 compared to $9.9 million during the same period in fiscal 2003. Research and development expenses decreased 7% or $2.0 million to $26.8 million for the nine months ended March 31, 2004 compared to $28.8 million during the same period in fiscal 2003. The decrease in research and development expenses for the three months ended March 31, 2004 was primarily the result of the increased utilization of research and development personnel temporarily engaged in cost of sales activities, partially offset by an increase in prototype development expenses of approximately $1.0 million. The decrease in research and development expenses for the nine months ended March 31, 2004 was primarily related to the increased utilization of research and development personnel temporarily engaged in cost of sales activities, partially offset by an increase in personnel related expenses and prototype development expenses.

INTEREST INCOME, NET

Interest income, net of interest expense for the three months ended March 31, 2004 remained unchanged at $0.2 million compared to the same period in fiscal 2003. Interest income, net of interest expense for the nine months ended March 31, 2004 remained unchanged at $0.7 million compared to the same period in fiscal 2003.

GAIN ON THE SALE OF DIVISION

For the three and nine months ended March 31, 2003, we received $2.6 million and $5.8 million, respectively, in payments related to the sale of the SSBU. We received the final payment due from the sale in March 2003.

INCOME TAX PROVISION

We recorded tax provisions during the three and nine months ended March 31, 2004 reflecting a 26.6% and 29% effective tax rate, respectively. The decrease in the effective tax rate from 31% for the six months ended December 31, 2003 to 29% for the nine months ended March 31, 2004 was due to an increase in estimated tax benefits related to foreign sales and a decrease in estimated non deductible expenses. The effective tax rate for all periods is less than the U.S. statutory tax rate of 35% primarily due to research and development credits, tax-exempt interest, and the extraterritorial income (“ETI”) benefit. We expect our fiscal year 2004 effective tax rate to be approximately 29%.

SEGMENT OPERATING RESULTS

Income from operations of each reporting segment excludes substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment.

Income from operations of the defense electronics segment decreased $3.7 million to $13.7 million for the three months ended March 31, 2004 from $17.4 million for the same period of fiscal 2003, and decreased $4.8 million to $41.3 million for the nine months ended March 31, 2004 from $46.1 million for the same period of fiscal 2003. The decreases in income from operations of the defense electronics segment for the three and nine months ended March 31, 2004 were primarily related to the decreased revenues of $7.7 million and $8.4 million, respectively, slightly offset by increased gross profit as a result of favorable program mixes within the defense electronics business applications.

Income from operations of the medical imaging segment increased $1.0 million to $4.1 million for the three months ended March 31, 2004 from $3.1 million for the same period of fiscal 2003, and decreased $3.0 million to $9.9 million for the nine months ended March 31, 2004 from $12.9 million for the same period of fiscal 2003. The increase in income from operations of the medical imaging segment for the three months ended March 31, 2004 compared to the same period in fiscal 2003 was primarily the result of increased revenues of $1.2 million and increases in gross profit as a result of a favorable product mix. The decrease in income from operations of the medical imaging segment for the nine months ended March 31, 2004 compared to the same period of fiscal 2003 was primarily a result of a decrease in revenues of $4.4 million.

Income from operations of the OEM solutions segment increased $1.4 million to $3.5 million for the three months ended March 31, 2004 from $2.1 million for the same period of fiscal 2003, and increased $1.1 million to $5.5 million for the nine months ended March 31, 2004 from $4.4 million for the same period of fiscal 2003. The increases in income from operations of the OEM solutions segment were primarily a result of the increase in revenues for the three and nine months ended March 31, 2004 of $3.2 million and $3.6 million, respectively, slightly offset by a decrease in gross profit due to a change in the product mix.

See Note H to the financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and marketable investments of approximately $128.8 million. During the nine months ended March 31, 2004, we generated approximately $20.6 million in cash from operations, compared to $42.9 million generated during the same period of fiscal 2003. The $22.3 million decrease in cash generated from operating activities is primarily due to a $15.8 million increase in accounts receivable, a $6.8 million decrease in income taxes payable, and a $5.1 million decrease in net income, offset by the gain on sale of division in fiscal 2003. The operating cash flows generated in fiscal 2003 resulted from significant working capital improvements, particularly within accounts receivable, that are not expected to be repeated to that extent in future periods.

During the nine months ended March 31, 2004, our investing activities used cash of $12.8 million, a decrease in use of cash of $12.7 million as compared to the same period last year. The decrease in the use of cash for investing activities was due primarily to a decrease of net purchases/sales of marketable securities of $21.2 million and a decrease in fiscal 2004 capital expenditures of $1.1 million, offset by a $3.9 million purchase of intangible assets in fiscal 2004 and the absence of $5.8 million in proceeds as recorded in fiscal 2003 from the sale of the SSBU.

During the nine months ended March 31, 2004, our financing activities provided cash of $2.0 million, an increase of $6.3 million from the same period in fiscal 2003. The increase in cash from financing activities primarily consisted of $0.5 million in increased proceeds from the employee stock plans and the absence of stock repurchases in fiscal 2004.

During fiscal 2003, our Board of Directors authorized the purchase of up to $25 million of our common stock, of which approximately $14.9 million was available under the plan for future purchases as of March 31, 2004. In October 2003, our Board of Directors extended the program through December 2004. We have made no stock purchases during fiscal 2004.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum net worth. The mortgage note agreements also include significant prepayment penalties. We were in compliance with all covenants of the mortgage note agreements as of March 31, 2004.

The following is a schedule of our contractual obligations outstanding at March 31, 2004:

(in thousands)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Notes payable	$11,784	$758	$1,692	$1,958	$7,376
Interest due on notes payable	5,140	831	1,484	1,217	1,608
Unconditional purchase obligations	11,222	11,222	—	—	—
Operating leases	2,169	810	1,144	215	—

Total	$30,315	$13,621	$4,320	$3,390	$8,984

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. As of March 31, 2004, we had $11.8 million of outstanding debt. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments.

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

Based on our current plans and business conditions, we believe that existing cash and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

In addition, subsequent to March 31, 2004, we priced a private offering of $125 million aggregate principal amount of 2.00% Convertible Senior Notes due 2024. The offering, which is subject to customary closing conditions, is scheduled to close on April 29, 2004. We intend to use the net proceeds from the offering of these notes for general corporate purposes, including working capital, capital expenditures, research and development, and potential acquisitions and strategic investments. We have broad discretion how to allocate these net proceeds, and there can be no assurance that these proceeds can or will yield a significant return.

Additional Information on Stock Option Plans and Grants

Stock Option Program Description

We currently have one active plan under which we grant options: the 1997 Stock Option Plan. We have terminated the 1982, 1991, 1993, and 1998 plans. No new options can be granted from the terminated plans. All of the terminated plans still have options outstanding as of March 31, 2004 except for the 1982 plan.

Stock option grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with our company. We consider our equity compensation program critical to our operation and productivity. Approximately 88% of our employees participate in our equity compensation program.

At our Special Meeting in lieu of the Annual Meeting of Stockholders held on November 17, 2003, the stockholders approved amendments to the 1997 Stock Option Plan by increasing the authorized shares available for grant by 1,000,000 and authorizing the issuance of up to 100,000 shares of our common stock thereunder pursuant to restricted stock grants.

Employee and Executive Option Grants

Option grants for the period:

	Nine months ended March 31, 2004	Year ended June 30,
		2003	2002
Grants during the period as a percentage of outstanding shares at the end of such period	4.3%	4.5%	5.4%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	15.1%	24.4%	19.6%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.6%	1.1%	1.1%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	21.5%	22.0%	20.3%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers as of December 31, 2003.

Summary of stock option activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
June 30, 2002	3,663,639	$25.46
Grants	950,000	19.69
Exercises	(156,192)	10.81
Cancellations	(234,681)	29.43

June 30, 2003	4,222,766	$24.52
Grants	909,030	21.95
Exercises	(178,024)	11.72
Cancellations	(375,860)	29.85

March 31, 2004	4,577,912	$24.05

As of March 31, 2004, there were 1,855,708 shares available for future option awards.

Summary of in-the-money and out-of-the-money option information

	As of March 31, 2004
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,254,526	$13.52	1,284,546	$19.49	2,539,072	$16.54
Out-of-the-money (1)	1,084,909	$34.64	953,931	$31.97	2,038,840	$33.39

Total options outstanding	2,339,435	$23.32	2,238,477	$24.80	4,577,912	$24.05

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of Mercury’s common stock of $25.48 as of March 31, 2004.

Options Granted to Named Executive Officers, during the nine months ended March 31, 2004

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Weighted Average Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
James R. Bertelli	75,000	8.53%	$19.03	7/28/2013	$897,590	$2,274,669
Robert D. Becker	20,000	2.28%	$19.03	7/28/2013	$239,357	$606,578
Douglas F. Flood	10,000	1.14%	$19.03	7/28/2013	$119,679	$363,289
Barry S. Isenstein	16,000	1.82%	$19.03	7/28/2013	$191,486	$485,263
Craig Lund	16,000	1.82%	$19.03	7/28/2013	$191,486	$485,263

(1)	Based on a year-to-date total of 909,030 shares subject to options granted to employees and directors under Mercury’s option plans.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Mercury’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Mercury’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Mercury’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the nine months ended March 31, 2004 Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of March 31, 2004:		Values of Unexercised In-the- Money Options as of March 31, 2004: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	—	232,503	201,054	$2,597,049	$1,263,311
Robert D. Becker	—	—	37,184	78,666	$61,465	$313,395
Douglas F. Flood	—	—	66,154	50,156	$615,630	$507,662
Barry S. Isenstein	—	—	47,082	48,000	$86,381	$229,365
Craig Lund	—	—	76,980	41,500	$585,226	$200,250

(1)	Option values based on the closing price of Mercury’s common stock of $25.48 on March 31, 2004.

Equity Compensation Plans

The following table sets forth information as of March 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	4,577,912	(b)	$24.05	2,072,763	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,577,912		$24.05	2,072,763

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and the Company’s 1997 Employee Stock Purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 217,055 shares available for future issuance under the ESPP. The Company is no longer permitted to grant options under its 1982, 1991, 1993 and 1998 plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Our adoption of SFAS 149 did not have any impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150

establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS 150 did not have any impact on our financial position or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We adopted the provisions of FIN 46R during the quarter ended December 31, 2003. Our adoption of FIN 46R did not have a material effect on our financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and subject to potential termination and reductions in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the United States Government and its agencies, as well as foreign governments and agencies, accounted for approximately 69% of our total revenues in fiscal 2003, 65% of our total revenues in fiscal 2002 and 67% of our total revenues in fiscal 2001, and approximately 66% of our total revenues for the nine months ended March 31, 2004. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement its requirements. The funding of U.S. Government programs is subject to congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction in funding or termination of a government program in which we are involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have material adverse effect on our financial condition and results of operations.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. Government, a foreign government or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks, including:

•	Changes in government administration and national and international priorities, including developments in the geo-political environment such as the current “War on Terrorism,” “Operation Enduring Freedom,” “Operation Iraqi Freedom,” and the threat of nuclear proliferation in North Korea, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

•	Our contracts with the U.S. and foreign governments and their prime and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

•	Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process and, in the event we are awarded a contract, we are subject to protests by disappointed bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors.

•	Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. We cannot assure you that the increased bargaining power of these contractors will not adversely affect our business or results of operations in the future.

•	Our customers include U.S. Government contractors who must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. A violation of these laws and regulations could result in the imposition of fines and penalties to our customer or the termination of its contract with the U.S. Government. As a result, there could be a delay in our receipt of orders from our customer or a termination of such orders.

•	We sell products to U.S. and international defense contractors and also directly to the U.S. Government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (FARs) regarding the qualifications necessary to be a commercial supplier, there could be a material adverse effect on our business and operating results.

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2003, Lockheed Martin and GE Medical Systems each accounted for 12% of our total revenues, Northrop Grumman Corporation accounted for 11% of our total revenues and Raytheon Company accounted for 10% of our total revenues. For the nine months ended March 31, 2004, five customers collectively accounted for 56% of our total revenues. Customers in the defense electronics market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our medical imaging and OEM solutions revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major medical or OEM solutions customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of our medical imaging revenues for each of fiscal 2003, 2002 and 2001. In addition, GE Medical accounted for 59% of our aggregate sales to the medical imaging market in fiscal 2003, 57% in fiscal 2002 and 52% in fiscal 2001. For the nine months ended March 31, 2004, GE Medical accounted for 64% of our aggregate sales to the medical imaging market. Similarly, one customer in the OEM solutions market accounted for 44% of our aggregate sales in this market in fiscal 2003, 26% in fiscal 2002 and 5% in fiscal 2001. For the nine months ended March 31, 2004, this customer accounted for 64% of our aggregate sales to the OEM solutions market. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the medical imaging and OEM solutions markets. Because it often takes significant time and added cost to replace lost business, it is likely that operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

Our sales to the medical imaging market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

The economic and technological conditions affecting our industry in general or any major medical imaging OEM customer in particular, may adversely affect our operating results. Medical imaging OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of our products unnecessary or obsolete, or any change in the technology in these devices, could result in a decrease in our revenues. In addition to our medical imaging OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the United States as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer medical imaging products. We cannot assure you that future health care regulations or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad will not have a material adverse effect on our business.

Competition from existing or new companies in the medical imaging business could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Medical imaging is a highly competitive industry, and our medical imaging OEM customers generally extend the competitive pressures they face throughout their respective supply chains. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our medical imaging OEM customers and potential medical imaging OEM customers have the capacity to design and internally manufacture products that are similar to ours. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

If we are unable to respond adequately to our competition, we may lose existing customers and fail to win future business opportunities.

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets historically targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within our target markets. Workstation manufacturers and other low-end single-board computer or merchant board computer companies, or new competitors, may attempt to penetrate the high-performance market for defense electronics systems, which could have a material adverse effect on our business.

We face the continuing impact on our business from the slowdown in worldwide economies.

The future direction of domestic and global economies could have a significant impact on our overall performance. Our business has been, and may continue to be, negatively impacted by the slowdown in the economies of the United States, Europe, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of these capital investments. These reductions have been particularly severe in the electronics and semiconductor industries, which we serve. While our business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all business segments and has been a contributor to the slower than normal customer orders. We cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of customer orders will rebound when the worldwide economies begin to grow, or if and when the growth rate of customer orders will return to historical numbers. All components of forecasting and budgeting processes are dependent upon estimates of growth in the markets we serve. The prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, we may make significant investments and expenditures but never realize the anticipated benefits, which could adversely affect our results of operations.

We cannot predict the consequences of future terrorist activities, but they may adversely affect the markets in which we operate, our ability to insure against risks, and our operations or profitability.

The terrorist attacks in the United States on September 11, 2001, as well as the U.S.-led response, including Operation Enduring Freedom and Operation Iraqi Freedom, the potential for future terrorist activities, and the development of a Homeland Security organization have created economic and political uncertainties that could have a material adverse effect on business and the price of our common stock. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These developments may adversely affect business and profitability and the prices of our securities in ways that cannot be predicted at this time.

Implementation of our growth strategy may not be successful, which could affect our ability to increase revenues.

Our growth strategy includes developing new products and entering new markets. Our ability to compete in new markets will depend upon a number of factors including, without limitation:

•	our ability to create demand for products in new markets;

•	our ability to manage growth effectively;

•	our quality of new products;

•	our ability to successfully integrate any acquisitions that we make;

•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers; and

•	our ability to respond rapidly to technological change.

The failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations.

We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers.

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic, Xilinx and Toshiba for custom-designed Application Specific Integrated Circuits (ASICs) and Field Programmable Gate Arrays (FPGAs); Motorola and IBM for PowerPC microprocessors; IBM for a specific Static Random Access Memory (SRAM); and Arrow and Force Computers for chassis and chassis components (Chassis). Generally, suppliers may terminate their contracts with us without cause upon 30-days’ notice and may cease offering our products upon 180-days’ notice. If any of our sole-source suppliers were to limit or reduce the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors.

We may not be able to efficiently manage our relationships with contract manufacturers.

We may not be able to effectively manage our relationship with contract manufacturers, and the contract manufacturers may not meet future requirements for timely delivery. We rely on contract manufacturers to build hardware sub-assemblies for our products in accordance with our specifications. During the normal course of business, we may provide demand forecasts to contract manufacturers up to five months prior to scheduled delivery of our products to customers. If we overestimate requirements, the contract manufacturers may assess cancellation penalties or we may be left with excess inventory, which may negatively impact our earnings. If we underestimate requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipment to customers and revenue recognition. Contract manufacturers also build products for other companies, and they may not have sufficient quantities of inventory available or sufficient internal resources to fill our orders on a timely basis or at all.

In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While there has been no significant impact on our contract manufacturers to date, future acquisitions could potentially have an adverse effect on our working relationships with contract manufacturers. Moreover, we currently rely primarily on one contract manufacturer. The failure of this contract manufacturer to fill our orders on a timely basis or in accordance with our customers’ specifications could result in a loss of revenues and damage to our reputation. We may not be able to replace this primary contract manufacturer in a timely manner or without significantly increasing our costs if such contract manufacturer were to experience financial difficulties or other problems which prevented it from fulfilling our order requirements.

Our performance and stock price may decline if we are unable to retain and attract key personnel.

We are largely dependent upon the skills and efforts of senior management including James R. Bertelli, our president and chief executive officer, as well as our senior managerial, sales and technical employees. None of our senior management or other key employees is subject to any employment contract or non-competition agreement. The loss of services of any executive or other key personnel could have a material adverse effect on our business, financial condition and results of operations and stock price. In addition, our future success will depend to a significant extent on the ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. There can be no assurance that we will be successful in retaining current or future employees.

We are exposed to risks associated with international operations.

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands and France. Revenues from international operations accounted for 7%, 4%, and 4% of total revenues for fiscal year 2003, 2002 and 2001, respectively. Revenue from international operations for the nine months ended March 31, 2004 accounted for 8% of total revenues. There are risks inherent in transacting business internationally, including:

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

There can be no assurance that one or more of these factors will not have a material adverse effect on our future international activities and, consequently, on our business and results of operations.

We may be unable to successfully integrate acquisitions.

We recently agreed to acquire, subject to various closing conditions, the TGS Group. In addition, we may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

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

The failure to successfully integrate any acquisition or for acquisitions to yield expected results may negatively impact our financial condition and operating results.

If we are unable to respond to technological developments and changing customer needs on a timely and cost-effective basis, our results of operations may be adversely affected.

Our future success will depend in part on our ability to enhance current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. Defense electronics customers, in particular, demand frequent technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will secure an adequate number of defense electronics design wins in the future, that the equipment in which our products are intended to function eventually will be deployed in the field, or that our products will be included in such equipment if it eventually is deployed.

Customers in the medical imaging and OEM solutions markets, including the semiconductor imaging market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycles. We may not be selected to participate in the future design of any medical or semiconductor imaging equipment, or if selected, we may not generate any revenues for such design work.

The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of OEM customers in a timely and adequate manner. In addition, any failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, could negatively impact our financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results may be adversely affected.

We may be unsuccessful in protecting our intellectual property rights.

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure you that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around the proprietary rights we own. In addition, management may be distracted and may incur substantial costs in attempting to protect our proprietary rights.

Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary, and we may be unable to successfully identify or prosecute unauthorized uses of our technology. Further, with respect to our issued patents and patent applications, we cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents (and patent applications) and other proprietary rights held by us.

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot assure you that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

Our need for continued investment in research and development may increase expenses and reduce our profitability.

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

Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance.

We have experienced fluctuations in operating results in large part due to the sale of computer systems in relatively large dollar amounts to a relatively small number of customers. Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

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

In addition, from time to time, we have entered into contracts, referred to as development contracts, to engineer a specific solution based on modifications to standard products. Gross margins from development contract revenues are typically lower than gross margins from standard product revenues. We intend to continue to enter into development contracts and anticipate that the gross margins associated with development contract revenues will continue to be lower than gross margins from standard product sales.

Another factor contributing to fluctuations in our quarterly results is the fixed nature of expenditures on personnel, facilities and marketing programs. Expense levels for these programs are based, in significant part, on expectations of future revenues. If actual quarterly revenues are below management’s expectations, our results of operations will likely be adversely affected. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

We have benefited from certain tax benefits that may expire or be repealed.

In the past, we have benefited from certain tax provisions that have reduced our effective tax rate and the cash taxes paid. One of these benefits, the credit for increasing research activities, is due to expire on June 30, 2004, unless extended by Congress. There are pending legislative proposals that would extend or make permanent this tax credit. However, there can be no assurance that the research credit will be made permanent or extended, or if so, for how long. We have also utilized benefits under the extraterritorial income, or “ETI” tax regime. The ETI regime was ruled an illegal trade subsidy by the World Trade Organization and, as a result, the European Union has recently imposed trade sanctions against the United States that will increase substantially over time if the ETI regime is not repealed. There are pending in Congress legislative proposals to repeal the ETI regime. There also are pending various proposals that, if enacted, would provide tax benefits that might mitigate at least to some extent our loss of tax benefits if ETI is repealed. While it seems likely that the ETI regime will be repealed, it is very difficult to predict what, if any, new tax benefits might be enacted, and we cannot assure you that any new tax provisions will be enacted that will benefit us. Our expenses for income taxes could be significantly higher in the future if the research credit expires and the ETI regime is repealed.

The trading price of our common stock may continue to be volatile which may adversely affect business, and investors in our common stock may experience substantial losses.

Our stock price, like that of other technology companies, has been volatile. The stock market in general, and technology companies in particular, may continue to experience volatility in their stock prices. This volatility may or may not be related to operating performance. In addition, the continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class action litigation against the company that issued the stock. If any stockholders were to institute a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

We will significantly increase our leverage as a result of the proposed sale of convertible senior notes.

In connection with the sale of the notes, we will incur additional indebtedness of $125 million. The degree to which we will be leveraged could, among other things:

•	make it difficult for us to make payments on the notes;

•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to changes in, our business.

Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We may not have enough funds or be able to arrange for additional financing to pay the principal at maturity or to repurchase the notes when tendered in accordance with their terms, which would constitute an event of default under the related indenture.

The conversion contingency provisions of the notes may cause a decrease in our earnings per share on a diluted basis or make our reported earnings per share more volatile, potentially affecting our share price.

The conversion of the notes into shares of our common stock will dilute the ownership interests of existing stockholders. Holders of the notes are entitled to convert the notes into shares of our common stock upon the occurrence of certain events, including if the price of our common stock is trading above certain thresholds. Unless and until one or more of these contingencies are met, the shares of our common stock underlying the notes generally will not be included in the calculation of our basic and diluted earnings per share. If one or more of these contingencies are met or would have been met if measured instead at the end of the reporting period, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of diluted earnings per share.

Provisions in our organizational documents and Massachusetts law could make it more difficult for a third party to acquire our company.

Provisions of our charter and by-laws could have the effect of discouraging a third party from making a proposal to acquire our company and could prevent certain changes in control, even if some stockholders might consider the proposal to be in their best interests. These provisions include a classified board of directors, advance notice to our board of directors of stockholder proposals and director nominations, and limitations on the ability of stockholders to remove directors and to call stockholder meetings. In addition, we may issue shares of any class or series of preferred stock in the future without stockholder approval upon such terms as our board of directors may determine. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued. We also are subject to the Massachusetts General Laws which, subject to certain exceptions, prohibit a Massachusetts corporation from engaging in a broad range of business combinations with any “interested stockholder” for a period of three years following the date that such stockholder becomes an interested stockholder. These provisions could discourage a third party from pursuing an acquisition of our company at a price considered attractive by many stockholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2003 to March 31, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company, including its consolidated subsidiaries, is made known to them by others within our company and its consolidated subsidiaries. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our company’s business.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe these actions will have a material adverse effect on our financial position or results of its operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table sets forth information as of and for the quarter ended March 31, 2004 with respect to the Company’s stock repurchase program.

	(a)	(b)	(c)	(d)
Program	Total number of shares purchased during the quarter ended March 31, 2004	Average price paid per share for shares purchased during the quarter ended March 31, 2004	Total number of shares purchased as part of publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the program
Common stock repurchase program	—	$—	387	$14,861

ITEM 5.    OTHER EVENTS

(b)    Stockholders who wish to submit director candidates for consideration should send such recommendation to the Clerk of our company at our executive offices not less than 120 calendar days prior to the date on which our proxy statement for the prior year was released. These recommendations must include: (i) the name and address of record of the stockholder, (ii) a representation that the stockholder is a record holder of our common stock, or if the stockholder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934, (iii) the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed director candidate, (iv) a description of the qualifications and background of the proposed director candidate which addresses the minimum qualifications described below and other criteria for Board membership from time to time, (v) a description of all arrangements or understandings between the stockholder and the proposed director candidate, and (vi) the consent of the proposed director candidate to be named in the proxy statement and to serve as a director if elected at such meeting. Stockholders must also submit any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to SEC rules. See also the information under “Deadlines for Submission of Stockholder Proposals” in our proxy statement for our Special Meeting in Lieu of Annual Meeting of Stockholders held on November 17, 2003.

At a minimum, each nominee is expected to have high personal and professional integrity and demonstrated ability and judgment, and to be effective, with the other directors, in collectively serving the long-term interests of the stockholders. In addition to the minimum qualifications for each nominee set forth above, when considering potential candidates for the Board of Directors, the Nominating and Governance Committee seeks to ensure that the Board of Directors is comprised of a majority of independent directors and that the committees of the Board of Directors are comprised entirely of independent directors. The Nominating and Governance Committee may also consider any other standards or factors that it deems appropriate, including, but not limited to, whether a potential candidate has direct experience in the industry or markets in which our company operates and whether such candidate, if elected, would assist in achieving a mix of directors that represents a diversity of background and experience.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS.

ITEM NO.	DESCRIPTION OF EXHIBIT

3.1	Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

3.2	By-laws, as amended. (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

4.1	Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)    Reports on Form 8-K.

On January 15, 2004, the Company “furnished” a Current Report on Form 8-K, dated the same date, regarding its earnings press release for the quarter ended December 31, 2003.

On February 23, 2004, the Company filed a Current Report on Form 8-K, dated the same date, regarding its press release announcing the appointment of Robert E. Hult as its Senior Vice President and Chief Financial Officer.

MERCURY COMPUTER SYSTEMS, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2004

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial Officer)