Form 10-K
period 2004-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2004-09-10
CIK 1049521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $527,963,604 based upon the closing price of the Registrant’s Common Stock on the NASDAQ National Market on that date.

Shares of Common Stock outstanding as of August 31, 2004: 21,014,045 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its special meeting in lieu of the 2004 Annual Meeting of Stockholders to be held on November 15, 2004 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Exhibit Index on Page [72]

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

When used in the report, the terms “Mercury,” “we,” “our,” “us,” and “our company” refer to Mercury Computer Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

ITEM 1.    BUSINESS

OVERVIEW

We are focused on products and services for real-time digital signal and image processing applications. We design, manufacture and market a broad family of high-performance computer products utilizing system architecture designed to meet the demands of digital signal processing (DSP) and image processing applications. Digital signal and image processing applications are typically computation-intensive and require input/output (I/O) capacity and interprocessor communications bandwidth not available on a general-purpose personal computer (PC), workstation, or server.

Our products are used by defense prime contractors and original equipment manufacturers (OEMs) in a variety of applications. We currently do business worldwide through three business groups: the Defense Electronics Group (DEG), Imaging and Visualization Solutions Group (IVS), and the OEM Solutions Group (OSG). For more information regarding these operating segments, see Note N to our consolidated financial statements included in this report.

Our core engineering team designs products as well as some of the basic building-block components of our products. Each business group has its own sales organization and engineering resources that add value for applications specific to their respective markets. The sales teams include sales and business development specialists and field applications and systems engineers who provide pre-sales technical support for the group.

Our primary objective is to provide our customers with a flexible line of leading-edge products backed by superior digital signal and image processing application expertise to help reduce costs and time to market. Typically, our products are used as an embedded component within the customer’s system/application. For example, our product could be selected by a defense segment customer as an embedded component within their radar system. We offer an extensive line of products, including CPU boards, computer interconnections, and fully integrated systems and enclosures that a customer’s system design team can utilize in solving their unique digital signal and image processing requirements.

Defense Electronics Group

In fiscal 2004, 2003 and 2002, DEG accounted for 68%, 69% and 65%, respectively, of total revenues. DEG’s products are embedded in intelligence, surveillance and reconnaissance (ISR) gathering systems, including radar, signals intelligence (SIGINT), and applications such as smart weapons, data exploitation and sonar. DEG’s activities are focused on selling our products and services into the proof-of-concept, development and deployment phases of these advanced military applications.

We provide high-performance embedded computer systems as standard products to the DEG markets by using commercial off-the-shelf (COTS) and selected rugged components and by working closely with defense contractors to complete a customized design that matches the specified requirements of a military application.

We engage in frequent, detailed communication with the system end users, military executives, and program managers at government and defense contractors regarding the technical capabilities of our advanced signal processing computers and the successful incorporation of our computers in numerous military programs. The DEG engineering team specializes in adding value to our basic core building blocks in the areas of power subsystems, specialized packaging systems (e.g., custom chassis designs), cooling systems (e.g., conduction cooling), and complex configurations required by customers.

The DEG is structured with three market-focused teams: Radar, SIGINT, and Defense Segment Technology (DTS), which includes imagery, data exploitation, smart weapons and sonar applications. Each of these market teams has technical directors that are specialists in the applications they support. In addition, each team has business development specialists that monitor the defense segment programs in which they have interest in each major branch of the United States armed services, and in Europe and Japan, to keep abreast of developments in their respective markets. This approach provides relevant information to us regarding major military procurements worldwide, and serves to provide focused product requirements into the DEG engineering team and into our core engineering team.

The DEG sales and technical support personnel are distributed among regional offices in the United States and through our subsidiary offices and distributors worldwide. At our headquarters in Chelmsford, Massachusetts, a group of systems engineers specializing in radar, sonar and surveillance applications provides support on an as-needed basis to the remote offices to assist in securing program wins in targeted military programs.

Our primary DEG customers include Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and Argon Engineering Associates, as well as other prime contractors. These above named customers in aggregate accounted for approximately 57%, 55% and 54% of DEG revenues for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. In addition, we sell our systems directly to leading organizations in the advanced defense technology research and development community, including MIT Lincoln Laboratory.

Digital signal and image processing computer systems are embedded into air, sea and land-based platforms for processing radar, sonar and SIGINT data. We believe that an important factor underlying the development of the DEG market is a continuing desire by military commanders for increased real-time battlespace information, which can be obtained through radar, sonar, SIGINT and image intelligence systems. Military commanders also need more powerful computers with similar attributes in order to conduct dynamic battle simulations and mission planning tasks utilizing today’s complex weapons systems. Advanced algorithms are being developed to allow commanders to use computers, such as ours, to electronically scan and extract intelligence from the data captured by various sensors, with a process referred to as data exploitation.

On April 1, 2002, we completed our acquisition of Myriad Logic, Inc. (Myriad). Myriad was a developer of I/O technology based in Silver Spring, Maryland. The acquisition of Myriad expanded our capability to provide more of a total system solution and more system integration services. The total purchase price of $7.9 million consisted of $7.5 million in cash plus $0.4 million of transaction costs directly related to the acquisition. The results of Myriad’s operations have been included in our consolidated financial statements since April 1, 2002.

On June 1, 2004, we completed our acquisition of Advanced Radio Corporation (ARC). ARC is a developer of radio frequency (RF) products that target SIGINT applications and commercial opportunities such as wireless infrastructure testing. We believe that the acquisition will enable us to develop front-end RF products that complement our real-time processing strengths in the SIGINT market. The total purchase price of $6.8 million consisted of $6.6 million in cash plus $0.2 million of transaction costs directly related to the acquisition. The results of ARC’s operations have been included in our consolidated financial statements since June 1, 2004.

Imaging and Visualization Solutions Group

In fiscal 2004, 2003 and 2002, IVS (formerly the Medical Imaging Business Group) accounted for 18%, 20% and 28%, respectively, of our total revenues. The principal modalities of medical imaging systems include magnetic resonance imaging (MRI), digital X-ray, positron emission tomography (PET), computed tomography (CT) and ultrasound devices. Our computer systems are currently embedded in MRI, CT, PET and digital X-ray machines.

GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of our IVS revenues for fiscal years 2004, 2003 and 2002, respectively. In particular, GE Medical accounted for 60%, 59% and 57% of our IVS revenues during fiscal 2004, 2003 and 2002, respectively.

We have experienced a decrease in revenues derived from sales of systems to our CT OEM customers due to introductions by these customers of CT systems that do not contain our products. We are currently competing for the next design cycle of CT systems. Revenues from CT systems were approximately $0.7 million, $7.2 million and $14.7 million for the fiscal years 2004, 2003 and 2002, respectively.

We strive to provide a superior combination of high-performance and competitively priced embedded computer systems to the imaging and visualization market. We focus on establishing strong relationships with our customers, the medical equipment manufacturers. By maintaining frequent, in-depth communications with our customers and working closely with their engineering groups, we are able to understand their needs and provide appropriate solutions. Our broad array of products, based on CompactPCI® (cPCI) and PCI standards, provide the imaging and visualization industry with increased performance densities at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Integrating the high-bandwidth RACE++® Series architecture within the PCI and cPCI® environments and now our XR product line results in highly scalable systems. This allows medical equipment suppliers to design systems that can satisfy a broad range of price/performance requirements and meet the needs of global markets, all with our architecture.

The IVS group comprises an experienced team of sales specialists, as well as systems and applications engineers who work closely with the medical equipment designers and with our product development engineers. Once selected for design into a customer’s product line, this joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the medical imaging system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of our products. The IVS sales and technical support personnel are distributed among offices in the United States, and through our subsidiary offices in the United Kingdom, Italy, Germany and France. At our headquarters in Chelmsford, Massachusetts, systems engineers specializing in medical imaging applications provide support on an as-needed basis to the remote offices to assist in the pursuit of new medical imaging design wins.

On May 6, 2004, we completed our acquisition of the TGS Group (TGS). TGS is a leading supplier of three-dimensional (3-D) image processing and visualization software to diverse end markets including life sciences (medical imaging and biotechnology), geoscience (earth sciences including oil and gas exploration), and simulation (commercial and defense). TGS is headquartered in Bordeaux, France and has operations in Berlin, Germany and San Diego, California and has sales offices in Italy and the United Kingdom. The results of TGS’ operations have been included in our consolidated financial statements since May 6, 2004.

The TGS purchase price consisted of cash of $12.9 million as well as 257,511 shares of our common stock, valued at $6.0 million based on the average closing price of our common stock for the five-day period including two days before and after April 26, 2004, the date we renegotiated the purchase price with the sellers. As of June 30, 2004, we had paid $9.4 million of the cash consideration and had not yet issued the shares of common stock due to a dispute regarding the determination of the final purchase price. As of June 30, 2004, we had recorded $7.5 million as a current liability and $0.6 million as a long-term other liability for the expected remaining purchase price payable to the former TGS shareholders.

The terms of the stock purchase agreement require an adjustment to the purchase price based on a measure of net assets as of the acquisition date, May 6, 2004. Based on the provisions of the agreement, we believe that we are entitled to a $1.3 million reduction in the purchase price, a position that the former shareholders of TGS dispute. As a result, the final purchase price for TGS has not been determined as of June 30, 2004. As of June 30, 2004, we have recorded a total TGS purchase price of $19.3 million, reflecting the $1.3 million expected reduction to the purchase price and including $1.7 million of transaction costs directly related to the acquisition.

Because 3-D imaging is becoming the accepted standard for many medical procedures, following the closing of the acquisition, we combined our capabilities in medical imaging and visualization under a common business group called “Imaging and Visualization Solutions Group,” formerly our Medical Imaging Business Group.

OEM Solutions Group

In fiscal 2004, 2003 and 2002, OSG accounted for 14%, 11% and 7%, respectively, of our total revenues. KLA-Tencor accounted for 66% of our aggregate sales in this market in fiscal 2004, 44% in fiscal 2003 and 26% in fiscal 2002. We have secured multiple design wins in each of the primary application areas of photomask generation, reticle inspection and wafer inspection. Our current customers range from relatively new start-up companies to top-tier OEMs. Our products are also currently designed into the high-throughput airport baggage scanning system from InVision Technologies.

Recently, we have invested in both product and market development in an attempt to penetrate the communications infrastructure market focusing our efforts on communications computing applications within the telecommunications infrastructure market. We have sold development systems to multiple telecom equipment manufacturers.

Our strategy is to provide a compelling combination of high-performance and competitively priced embedded computer systems with application engineering expertise. We believe we are one of a few suppliers of off-the-shelf embedded computers with products capable of meeting the demanding processing and I/O bandwidth requirements of the OEM marketplace. Our OEM business and support model fits well with the customer’s needs for faster time to market. We believe the principal reason for our OEM design wins is our experienced team of systems and applications engineers who work closely with the OEMs and with our product development engineers to ensure the optimum configuration for the customer. We focus on establishing strong relationships with our OEM customers by maintaining frequent, in-depth communications and working closely with their engineering groups. We intend to continue our efforts to earn new design wins for our computer systems in place of alternative designs employed by the semiconductor imaging equipment manufacturers and other competitors within the market.

OSG is comprised of two experienced teams of sales specialists, as well as systems and applications engineers who work closely with the OEM designers and with our product development engineers. The OSG teams include the communications computing market team and the OEM solutions market team, the latter focusing primarily on semiconductor imaging applications. Once selected for design into a customer’s product line, a joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the OEM’s system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of our products. The OSG sales and technical support personnel are distributed among offices in the United States. At our headquarters in Chelmsford, Massachusetts, systems engineers specializing in the OEM applications provide support on an as-needed basis to assist in the pursuit of new OEM design wins.

CUSTOMERS

In fiscal 2004, Argon Engineering Associates, Northrop Grumman and GE Medical accounted for 12%, 11% and 11% of total revenues, respectively. In fiscal 2003, Lockheed Martin, GE Medical, Northrop Grumman and Raytheon Company accounted for 12%, 12%, 11% and 10% of total revenues, respectively. In fiscal 2002, GE Medical, Lockheed Martin and Raytheon Company accounted for 16%, 12% and 12% of total revenues, respectively.

International revenues represented approximately 9%, 7%, and 4% of our total revenues during fiscal 2004, 2003 and 2002, respectively. International revenue is based on the country in which our legal subsidiary is domiciled.

KEY TECHNOLOGY COMPETENCIES

Many of our customers share a common requirement: the need to process high-volume, real-time digital data streams. The computer must have the ability to process incoming data as quickly as it is received, whether from an antenna in a defense application or from a medical scanner. Data rates can range from a few to several hundred megabytes per second (or several billion bits per second). The ability to process this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the integrated systems we offer.

Due to the nature of the applications in which many of our computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. We employ the RACEway Interlink, an industry standard (ANSI/VITA-5 1994) switch fabric interconnect developed by us, which allows for high interprocessor communication, data processing bandwidth and I/O capacity. We use our proprietary application-specific integrated circuits (ASICs) to integrate microprocessors, memory and related components into the RACEway Interconnect fabric to provide optimum system performance. We use multiple industry-standard processors, such as the Freescale PowerPC® microprocessor, in the same system. We believe that the RACEway Interlink and our proprietary ASICs, working together with a group of mixed microprocessors in the same system, allow for the most efficient use of space and power with an optimal price/performance ratio.

We have developed a set of core technical strengths specifically targeted to, and defined by, the application areas of digital signal and image processing. These technical strengths are pivotal to our success in the real-time market segments of DEG, IVS and OEM solutions. These technical strengths have resulted in the following developments and capabilities:

Heterogeneous Processor Integration.    We have developed intellectual property, implemented in several ASICs, that integrates standard microprocessors, digital signal processors, and field programmable gate arrays (FPGAs) into a single heterogeneous environment. We develop systems consisting of different microprocessor types with a single-system software model. Our processor-independent software offers a consistent set of software development tools and runtime libraries that can drive a heterogeneous mix of microprocessor types.

Performance Density.    Our thermal analysis expertise enables us to design products that optimize the dissipation of heat from the system to meet the environmental constraints imposed by many of our customers’ applications. Our modular hardware and software building blocks allow us to design systems that best meet the application’s specific data profiles. Altogether, these attributes combine to deliver the maximum performance in processing, reliability and bandwidth in the smallest possible space.

Scalable Software.    Our software has been designed to scale to hundreds of processors used in real-time environments while maintaining a high-bandwidth capability. Regardless of the number of processors, our software provides the same programming environment for a software developer working with our computer systems, allowing faster time to market and lower life-cycle maintenance costs for our customers.

Optimized Algorithm Development.    We specialize in algorithm development for single- and multi-processor implementations. We believe that using the mathematical algorithms in our scientific algorithm library (SAL) and image processing library (PixL) significantly increases the performance of customers’ applications, reduces development time and minimizes life-cycle support costs.

Systems Engineering Expertise.    We have established a core competency in providing image and signal processing subsystem solutions to our customers. Partnering with our customers, we combine our understanding of the application with our deep knowledge of the system hardware and software to develop solutions for some of the world’s most demanding real-time, signal-processing applications.

PRODUCTS

HARDWARE PRODUCTS

We offer a broad family of products designed to meet the full range of requirements in signal and image processing applications.

PowerStream® Product line.    PowerStream systems are designed to address the requirements of the most demanding defense electronics applications, which are typically compute intensive and require very high interprocessor bandwidth and I/O capacity. These systems must also fit within the limited space available in aircraft, ships, and trucks. The PowerStream family of products includes both RACE++ and RapidIO-based solutions. They are used in advanced radar applications such as space-time adaptive processing (STAP), synthetic aperture radar (SAR), airborne early warning (AEW), and multifunctional naval applications incorporating surveillance, tracking, and weapons control. PowerStream systems transform the massive streams of digital data created in these applications into usable information in real time. PowerStream systems can scale to hundreds of processors. Current systems utilize PowerPC microprocessor. Designed as a deployable multiprocessor system, PowerStream products include power, cooling and reliability features required for deployment in the challenging environments of airborne, oceangoing or land-mobile applications. Entry price for PowerStream systems is approximately $750,000.

RACE++® VME Product Line.    RACE++ VME systems provide real-time, embedded multicomputing in an industry-standard VME chassis. The VMEbus has been the traditional standard for many embedded applications. Our VME systems support the RACE++ Series architecture. These systems contain compute modules based primarily on the PowerPC processors and can scale to several hundred processors. RACE++ Series MYRIAD™ I/O products provide a wide range of digital interface options for our VME-based systems, including Fibre Channel interfaces and PCI mezzanine card (PMC) sites for a variety of third-party standard and custom I/O devices. Our VME-based systems and components are primarily used in the DEG market where backward and forward compatibility is required for the long system life cycles of military equipment. RACE++ VME systems meet the computing speed, bandwidth and scalability requirements of many of today’s radar, sonar and SIGINT applications where they are typically used to transform the streams of digital data created in these applications into usable information in real time. We believe that advanced radar systems are more likely to use the PowerStream systems because of the I/O bandwidth required. RACE++ VME systems can scale up to 320 processors in a single-chassis system, meeting the demands of the most compute-intensive embedded applications, and provides the I/O bandwidth required to meet the requirements of a wide array of applications. Entry price for a RACE++ VME system is about $50,000. Large configurations, scaling up to 320 processors in a single chassis, are available. Conduction cooled product versions are also available, enabling high performance multicomputing in harsh environments.

Industrial Class Systems.    We offer two product lines in this class of system, which is targeted at applications deployed in benign environments. The VantageRT® PCI-based systems scale to 64 processors and are directed to the IVS and OEM Solutions markets. VantageRT systems are also the first of our systems to get FPGA-based computing integrated into the switch fabric architecture. The ImpactRT™ 3100 and Impact RT 3200 systems are based on the cPCI standard and are the first systems to utilize the next-generation RapidIO® switch interconnect, and can scale up to 76 microprocessors. Our cPCI-based systems provide a cost-effective solution for industrial applications in IVS and OEM applications that require a more rugged operating environment than PCI-based systems can provide, but do not require the scalability and ruggedness of the RACE++ Series VME product line. Entry price for a RACE++ Series VantageRT and ImpactRT system is about $20,000. Larger configurations are available and sell for up to $500,000.

SOFTWARE PRODUCTS

We have developed a comprehensive line of software products that enable accelerated development and execution of digital signal and image processing applications on our hardware. The MCOE™ multicomputer operating environment is embedded in each digital signal processing board sold by us. We separately license software products, and license a development software package that includes a development version of the MCOE multicomputer operating environment, scientific algorithm libraries, debugging tools and compilers. As a result of the TGS acquisition in May 2004, we also license 3-D image processing and visualization software. In fiscal 2004, 2003 and 2002, revenues recognized from licensing standalone software products were approximately $5.4 million, $3.2 million and $2.4 million, respectively.

The following are software products we offer.

Base Software Development Environment.    The base development environment includes the software necessary to develop a multiprocessor application on our system. This includes the development versions of the MCOE multicomputer operating environment, the Scientific Algorithm Library (SAL), the Parallel Acceleration System (PAS™) library for multiprocessor communication, and a compiler tool chain. In particular, both SAL and PAS are heavily optimized for the processor, system, and software architectures we deliver. We believe that the implementation and use of these software offerings result in high productivity and higher performance than alternative solutions.

Optional Software Development Products.    We offer additional software development tools and libraries to provide enhanced capabilities, promote standard interfaces, and increase multicomputer programming productivity. The PixL™ image processing library provides high-performance vector integer routines that execute faster than traditional scalar code. The RACE++ Series MULTI® Integrated Development Environment (IDE) brings mainstream software development tools to the challenge of developing real-time multicomputing solutions. The Trace Analysis Tool and Library (TATL™) is a system-level performance analyzer and debugger for offline analysis of the dynamic communications, control, and dependencies in the multiprocessor system. Each of these optional tools and libraries can significantly increase the productivity of the application developer and result in higher performance at the application level.

Runtime Environment.    A runtime license for the MCOE multicomputer operating environment and each of the libraries is included as part of each RACE, RACE++, and RapidIO system sold. Therefore, the incremental cost of employing a particular tool or library in any number of fielded systems is only the cost of the development package.

Amira.    This software allows physicians, scientists, and engineers to explore 3D imagery obtained from CT, MRI, or ultrasound scanning, confocal or wide-field microscopy, or similar sources. It also supports a wide range of applications in fields including oil & gas exploration and geoscience, numerical simulations, computational fluid dynamics and hydrodynamics.

Open Inventor.    This software is used by object-oriented, cross-platform 3D graphics API for C++ and Java developers. Its cross-platform capability makes Open Inventor a fast, flexible, and high performing API for developing interactive, object-oriented 3D applications. This capability allows developers to increase productivity by reducing time to market and optimizing their development costs and resources.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on developing new products as well as enhancing existing products. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time, signal processing industry.

We are involved with researchers from other companies and government organizations to contribute to the definition, standardization and implementation of a software framework for use inside programmable radios. Similar cooperative developments are underway to develop technology to optimize software code portability and reusability. This latter research is focused on developing generic software components that can be targeted to our products through the use of industry-standard tools with our specific libraries. Some of these research areas benefit from cost sharing through Defense Advanced Research Projects Agency (DARPA) grants in those areas where the U.S. Department of Defense will obtain benefit from the development. We reduced research and development expenses by approximately $0.6 million, $0.7 million and $0.1 million during fiscal 2004, 2003 and 2002, respectively, as a result of cost sharing through DARPA.

As of June 30, 2004, we had 268 employees primarily engaged in engineering, research and development, including hardware and software architects and design engineers. During fiscal years 2004, 2003 and 2002, our total research and development costs were approximately $38.6 million, $38.4 million and $34.4 million, respectively.

CUSTOMER SUPPORT AND INTEGRATION

Our Customer Services organization is engaged in a full range of support functions, including training, technical program management, integration and design services, maintenance and support services. We have invested in a range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. In addition, we have developed many custom interfaces, reviewed customers’ designs, developed special hardware and software components and provided program management on behalf of DEG, IVS and OEM customers. These capabilities enable us to respond to the demanding individuality of many programs and have resulted in us being selected for both development, high-volume production and deployed programs.

MANUFACTURING AND SERVICE

We have received the International Standard Organization (ISO) 9001:2000 quality system registration. The current scope of delivered hardware products includes printed circuit boards (modules) and chassis systems. Our manufacturing operations consist primarily of materials planning and procurement, final assembly and test, and logistics (inventory and traffic management). We subcontract the assembly and test of most modules to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on one contract manufacturer. We have a comprehensive quality and process control plan for each of our products, which includes an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We currently perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation.

Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory (SRAM), FPGAs processors and other third-party chassis peripherals (power supplies, blowers, etc.), are presently available only from a single source or from limited sources. We have no supply commitments from our vendors and generally purchase components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect our revenues and financial results and could impact customer satisfaction.

COMPETITION

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative design approaches.

The principal competition comes from internal development organizations and we also compete with other commercial companies for design wins. A design win usually ensures, but does not always guarantee, that a customer will purchase our product until the next-generation system is developed. We believe that our future ability to compete effectively will depend, in part, upon our ability to continue to improve product and process technologies, to develop new technologies to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, to identify and adopt emerging industry standards and to adapt to customer needs.

The principal basis for selection in sales of digital signal processing systems to the defense electronics industry is performance (measured primarily in terms of processing speed, I/O capacity and interprocessor bandwidth, processing density per cubic foot, power consumption and heat dissipation), systems engineering support, overall quality of products and associated services, use of industry standards, ease of use and price. Competitors in the defense electronics industry include a relatively small number of companies that design, manufacture and market embedded digital signal processing board-level products and in-house design teams employed by prime defense contractors. In-house design efforts historically have provided us a significant amount of competition. However, competition from in-house design teams has diminished significantly in recent years due to the increasing use of commercial off-the-shelf (COTS) products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in-house developments will not re-emerge as a major competitive force in the future. Prime contractors are much larger than us and have substantially more resources to invest in research and development. Increased use of in-house design teams by defense contractors in the future would have a material adverse effect on our business and operating results. Within the DEG market, we occasionally compete with workstation vendors who have substantially greater research and development resources, long-term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than ours. Some of the growth within our DEG markets may result from emerging demand for solutions that we market today, but on a smaller scale and at a higher volume. If this opportunity does indeed emerge, we will continue to face competition from development teams located inside our customers as well as other companies currently serving these markets.

In the IVS industry, the principal basis for selection is performance (measured primarily in terms of processing speed, I/O capacity, interprocessor bandwidth and power consumption), price, systems engineering support, overall quality of products and associated services, use of industry standards and ease of use. Competitors in the imaging and visualization market include in-house design teams, a small number of companies that design, manufacture and market DSP board-level products, and workstation manufacturers. Workstations have become a competitive factor primarily in the market for low-end MRI and CT machines. There can be no assurance that workstation manufacturers and other low-end single-board computer, and merchant board computer companies will not attempt to penetrate the high-performance market for medical imaging machines. The evolution of microprocessor technology makes it possible to run the same algorithm on smaller configurations creating more alternatives for designing an embedded solution. Workstation manufacturers typically have greater resources than we do, and their entry into markets historically targeted by us may have a material adverse effect on our business and operating results.

In other commercial and industrial markets, the primary basis for selection is performance (measured in terms of processing performance, I/O speed, and interprocessor communications bandwidth), price, systems engineering support, quality of products and service, and on-time delivery. The requirements of the semiconductor equipment market can best be looked at from the perspective of the demands of customers for imaging equipment. Semiconductor manufacturers are under constant pressure to produce chips that are faster and smaller. This demand drives the need for new semiconductor manufacturing equipment that can create chips with reduced line widths and that can perform critical inspections at each development step to provide the yield necessary to meet financial objectives. As line widths shrink, previous imaging techniques become obsolete, and new technology and techniques are required. This places constant demands on the OEMs to increase system performance. The new geometries and the industry drive for greater sensitivity is causing an increase in the amount of data systems must process. This is the result of pixel sizes getting smaller (image sizes are getting bigger) and algorithms getting more complex to compensate for the artifacts caused by dealing with smaller features. Increasing competition among semiconductor manufacturing OEMs is causing an increased focus on time-to-market of higher performance and new processing algorithms. To meet time-to-market demands and have the ability to deploy more complex algorithms efficiently, the industry appears to be moving away from traditional hard-coded solutions and adopting off-the-shelf programmable solutions.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws to establish and protect our rights in our products and proprietary technology. In addition, we currently require our employees and consultants to enter into formal confidentiality and assignment of invention agreements to limit use of, access to, and distribution of proprietary information. There can be no assurance that our means of protecting these proprietary rights in the U.S. or abroad will be adequate. The laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps we have taken to protect these proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. There can be no assurance that others will not develop technologies similar or superior to our technology or design around the proprietary rights we own. Although we are not aware that our products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. Litigation to determine the validity of any claims, whether or not such litigation is determined to be in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from daily operations. In the event of any adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to use infringing or substituted technology. The failure to develop, or license on acceptable terms, a substitute technology, could impact our business.

We hold fourteen (14) U.S. patents covering the RACE Series® architecture, various software algorithms, RF techniques and PowerStream 7000 designs, and have several additional patents pending and applications submitted. We may file additional patent applications seeking protection for other proprietary aspects of our technology in the future. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights we hold. Since patent applications are secret until patents are issued in the U.S. or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets.

BACKLOG

As of June 30, 2004, we had a backlog of orders aggregating approximately $91.2 million, of which $80.9 million is expected to be delivered within the next twelve months. As of June 30, 2003, the backlog was $57.3 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

EMPLOYEES

At June 30, 2004, we employed a total of 652 persons, including 268 in research and development, 226 in sales, marketing and customer support, 55 in manufacturing and 103 in general and administrative functions. We have 71 employees located in Europe, 4 located in Japan, and 577 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good. Primarily as a result of the TGS and ARC acquisitions, our employee base increased by 76 persons since June 30, 2003, when we employed a total of 576 persons.

*    *    *    *    *

We maintain a website on the World Wide Web at www.mc.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our code of business conduct and ethics is available on our website. Information contained on our website does not constitute part of this report. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 68% of our total revenues in fiscal 2004, 69% of our total revenues in fiscal 2003, and 65% of our total revenues in fiscal 2002. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement our requirements. The funding of U.S. Government programs is subject to congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction in funding or termination of a government program in which we are involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. Government, a foreign government or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks, including:

•	Changes in government administration and national and international priorities, including developments in the geo-political environment such as the current “War on Terrorism,” “Operation Enduring Freedom,” “Operation Iraqi Freedom,” and the threat of nuclear proliferation in North Korea, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

•	Our contracts with the U.S. and foreign governments and their prime and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

•	Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process and, in the event we are awarded a contract, we are subject to protests by disappointed bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors.

•	Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. We cannot assure that the increased bargaining power of these contractors will not adversely affect our business or results of operations in the future.

•	Our customers include U.S. Government contractors who must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. A violation of these laws and regulations could result in the imposition of fines and penalties to our customer or the termination of its contract with the U.S. Government. As a result, there could be a delay in our receipt of orders from our customer or a termination of such orders.

•	We sell products to U.S. and international defense contractors and also directly to the U.S. Government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (FARs) regarding the qualifications necessary to be a commercial supplier, there could be a material adverse effect on our business and operating results.

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2004, Argon Engineering Associates, GE Medical Systems and Northrop Grumman Corporation accounted for 12%, 11% and 11% of our total revenues respectively. For the year ended June 30, 2004, five customers collectively accounted for 53% of our total revenues. Customers in the Defense Electronics Group market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our IVS and OEM Solutions revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major IVS or OEM Solutions customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of our IVS revenues for the fiscal years ended 2004, 2003 and 2002. In particular, GE Medical accounted for 60% of our aggregate IVS sales in fiscal 2004, 59% in fiscal 2003 and 57% in fiscal 2002. Similarly, KLA-Tencor accounted for 66% of our total sales in the OEM Solutions market in fiscal 2004, 44% in fiscal 2003 and 26% in fiscal 2002. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the IVS and OEM Solutions markets. Because it often takes significant time and added cost to replace lost business, it is likely that operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

Our sales to the IVS market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

The economic and technological conditions affecting our industry in general or any major IVS OEM customer in particular, may adversely affect our operating results. IVS OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of our products unnecessary or obsolete, or any change in the technology in these devices, could result in a decrease in our revenues. In addition to our IVS OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the U.S. as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer IVS products. We cannot assure you that future health care regulations or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the U.S. and abroad will not have a material adverse effect on our business.

Competition from existing or new companies in the IVS business could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

IVS is a highly competitive industry, and our IVS OEM customers generally extend the competitive pressures they face throughout their respective supply chains. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our IVS OEM customers and potential IVS OEM customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

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

The future direction of domestic and global economies could have a significant impact on our overall performance. Our business has been, and may continue to be, negatively impacted by the slowdown in the economies of the U.S., Europe, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of these capital investments. These reductions have been particularly severe in the electronics and semiconductor industries, which we serve. While our business may be performing better than some companies in periods of economic decline, the effects of the economic decline are being felt across all business segments and have been a contributor to the slower than normal customer orders. We cannot predict if or when the growth rate of worldwide economies will rebound, nor whether the growth rate of customer orders will rebound when the worldwide economies begin to grow. All components of forecasting and budgeting processes are dependent upon estimates of growth in the markets we serve. The prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, we may make significant investments and expenditures but never realize the anticipated benefits, which could adversely affect our results of operations.

We cannot predict the consequences of future terrorist activities, but they may adversely affect the markets in which we operate, our ability to insure against risks, and our operations or profitability.

The terrorist attacks in the U.S. on September 11, 2001, as well as the U.S.-led response, including Operation Enduring Freedom and Operation Iraqi Freedom, the potential for future terrorist activities, and the development of a Homeland Security organization have created economic and political uncertainties that could have a material adverse effect on business and the price of our common stock. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These developments may adversely affect business and profitability and the prices of our securities in ways that cannot be predicted at this time.

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

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic, Xilinx and Toshiba for custom-designed ASICs and FPGAs; Motorola and IBM for PowerPC microprocessors; IBM for a specific SRAM; and Arrow and Force Computers for chassis and chassis components. Generally, suppliers may terminate their contracts with us without cause upon 30-days’ notice and may cease offering their products upon 180-days’ notice. If any of our sole-source suppliers were to limit or reduce the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors.

We may not be able to effectively manage our relationships with contract manufacturers.

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

We are largely dependent upon the skills and efforts of senior management including James R. Bertelli, our president and chief executive officer, as well as our senior managerial, sales and technical employees. None of our senior management or other key employees is subject to employment contracts. The loss of services of any executive or other key personnel could have a material adverse effect on our business, financial condition and results of operations and stock price. In addition, our future success will depend to a significant extent on the ability to attract, train, motivate and retain highly skilled technical professionals, particularly project managers, engineers and other senior technical personnel. There can be no assurance that we will be successful in retaining current or future employees.

We are exposed to risks associated with international operations.

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands, France, Germany and Italy. Revenues from international operations accounted for 9%, 7% and 4% of total revenues for fiscal year 2004, 2003 and 2002, respectively. There are risks inherent in transacting business internationally, including:

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

Our future success will depend in part on our ability to enhance current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. Defense Electronics Group customers, in particular, demand frequent technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will secure an adequate number of Defense Electronics Group design wins in the future, that the equipment in which our products are intended to function eventually will be deployed in the field, or that our products will be included in such equipment if it eventually is deployed.

Customers in our IVS and OEM Solutions markets, including the semiconductor imaging market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycles. We may not be selected to participate in the future design of any medical or semiconductor imaging equipment, or if selected, we may not generate any revenues for such design work.

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

We have experienced fluctuations in operating results in large part due to the sale of computer systems in relatively large dollar amounts to a relatively small number of customers. Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	the timing of significant orders;

•	delays in completion of internal product development projects;

•	delays in shipping computer systems and software programs;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to the DEG, IVS and other markets;

•	production delays due to quality problems with outsourced components;

•	shortages and costs of components;

•	the timing of product line transitions; and

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology.

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

In the past, we have benefited from certain tax provisions that have reduced our effective tax rate and the cash taxes paid. One of these benefits, the credit for increasing research activities, expired on June 30, 2004, and, as of the date of this report, had not been extended or reinstated by Congress. There are pending legislative proposals that would extend or make permanent this tax credit, including on a retrospective basis. However, there can be no assurance that the research credit will be made permanent or extended, or if so, for how long, and whether any such extension will be made retroactive. We have also utilized benefits under the extraterritorial income, or (ETI) tax regime. The ETI regime was ruled an illegal trade subsidy by the World Trade Organization and, as a result, the European Union has recently imposed trade sanctions against the United States that will increase substantially over time if the ETI regime is not repealed. As of the date of this report, legislative proposals to repeal the ETI regime have been passed by both the Senate and House of Representatives, along with proposals that, if enacted, would provide tax benefits that might mitigate, at least to some extent, our loss of tax benefits if ETI is repealed. While it seems likely that the ETI regime will be repealed upon reconciliation of the bills by the Conference Committee, it is very difficult to predict what, if any, new tax benefits might be enacted, and we cannot assure you that any new tax provisions will be enacted that will benefit us. Our expenses for income taxes could be significantly higher in the future if the research credit is not reinstated and the ETI regime is repealed. In fiscal 2004, the federal credit for increasing research activities and the ETI benefit represented a 400 and 160 basis point reduction, respectively, from the statutory rate of 35%.

The trading price of our common stock may continue to be volatile which may adversely affect business, and investors in our common stock may experience substantial losses.

Our stock price, like that of other technology companies, has been volatile. The stock market in general, and technology companies in particular, may continue to experience volatility in their stock prices. This volatility may or may not be related to operating performance. In addition, the continued threat of terrorism in the U.S. and abroad, the resulting military action and heightened security measures undertaken in response to that threat may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class action litigation against the company that issued the stock. If any stockholders were to institute a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

We significantly increased our leverage as a result of the sale of convertible senior notes.

In connection with our sale of convertible senior notes in the fourth quarter of fiscal year 2004, we incurred additional indebtedness of $125 million. The degree to which we will be leveraged could, among other things:

•	make it difficult for us to make payments on the convertible notes;

•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to changes in, our business.

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

The conversion contingency provisions of the convertible notes may cause a decrease in our earnings per share on a diluted basis or make our reported earnings per share more volatile, potentially affecting our share price.

The conversion of our convertible notes into shares of our common stock will dilute the ownership interests of existing shareholders. Holders of the convertible notes are entitled to convert the notes into shares of our common stock upon the occurrence of certain events, including if the price of our common stock is trading above certain thresholds. Unless and until one or more of these contingencies are met, the shares of our common stock underlying the convertible notes generally will not be included in the calculation of our basic and diluted earnings per share. If one or more of these contingencies are met or would have been met if measured instead at the end of the reporting period, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of diluted earnings per share.

In addition, as of the date of this report, there is a proposal by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) that, if adopted, would require that the common stock underlying the convertible notes be included in the calculation of our diluted earnings per share regardless of whether any conversion contingency has been met. If adopted, an additional 4,134,962 shares of our common stock would be included in the calculation of diluted earnings per share.

Provisions in our organizational documents and Massachusetts law could make it more difficult for a third party to acquire us.

Provisions of our charter and by-laws could have the effect of discouraging a third party from making a proposal to acquire our company and could prevent certain changes in control, even if some shareholders might consider the proposal to be in their best interests. These provisions include a classified board of directors, advance notice to our board of directors of shareholders proposals and director nominations, and limitations on the ability of shareholders to remove directors and to call shareholders meetings. In addition, we may issue shares of any class or series of preferred stock in the future without shareholder approval upon such terms as our board of directors may determine. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued.

We also are subject to the Massachusetts General Laws which, subject to certain exceptions, prohibit a Massachusetts corporation from engaging in a broad range of business combinations with any “interested shareholder” for a period of three years following the date that such shareholder becomes an interested shareholder. These provisions could discourage a third party from pursuing an acquisition of our company at a price considered attractive by many shareholders.

ITEM 2.    PROPERTIES

Our headquarters consist of two buildings approximating 187,000 square feet of space in Chelmsford, Massachusetts, which we purchased in fiscal year 1999. In fiscal 2000, we purchased approximately 179,000 square feet of land adjacent to our existing headquarters. We also lease domestic offices near Los Angeles, San Diego and San Jose, California; Dallas, Texas; Chanhassen, Minnesota; Vienna and Reston, Virginia; Marlton, New Jersey; Nashua, New Hampshire; and Silver Spring, Maryland. We lease international offices in the United Kingdom, France, Germany, Italy, the Netherlands and Japan.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to certain legal proceedings and claims that arise in the ordinary course of business. We do not believe these actions will have a material adverse effect on our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the Nasdaq National Market under the symbol MRCY. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock during such periods. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission.

		High	Low
2004	First quarter	$23.50	$18.29
	Second quarter	25.29	21.02
	Third quarter	32.40	24.64
	Fourth quarter	26.37	21.44

2003	First quarter	$26.81	$16.45
	Second quarter	33.55	21.85
	Third quarter	33.54	25.78
	Fourth quarter	27.34	17.90

As of August 31, 2004, we had approximately 11,000 shareholders including record and nominee holders. We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

See the table beginning on page 36 of this report entitled “Equity Compensation Plans”, which sets forth information as of June 30, 2004, with respect to our equity compensation plans and is incorporated into this Item 5 by reference.

On April 29, 2004, we completed a private offering of $125 million aggregate principal amount of 2% Convertible Senior Notes due May 1, 2024, and received net proceeds of approximately $120.9 million from the offering. The notes were offered only to qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933, as amended. The notes may be converted into shares of our common stock at any time prior to maturity, redemption or repurchase by us, if (1) the price of our common stock issuable upon conversion of a note reaches a specified threshold over a specified period, (2) the notes have been called for redemption, (3) the trading price of the notes falls below certain thresholds, or (4) specified corporate transactions occur. The initial conversion rate is 33.0797 shares per each $1,000 principal amount of notes (subject to adjustment), which is equivalent to an initial conversion price of approximately $30.23 per share. For further descriptions of the notes, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” and Note J to our financial statements included in this report.

In connection with our acquisition of the TGS Group on May 6, 2004, we agreed to issue up to 257,511 shares of our common stock to the TGS shareholders as partial consideration for the acquisition, in reliance on exemptions from registration under Section 4(2) and Regulation S under the Securities Act. In light of the information obtained by us in connection with this transaction, management believes that we may rely on such exemptions. For further descriptions of the TGS acquisition, see “Business—Imaging and Visualization Solutions” and Note G to our financial statements included in this report.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$185,595	$180,242	$150,115	$180,492	$140,944
Income from operations	31,605	25,830	14,578	39,557	33,461
Net income	22,885	22,677	15,828	30,684	24,896
Net income per share:
Basic	$1.08	$1.07	$0.73	$1.42	$1.19
Diluted	$1.05	$1.03	$0.69	$1.33	$1.10

	As of June 30,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$214,458	$84,510	$96,051	$101,391	$67,977
Total assets	369,738	190,555	167,111	183,584	144,217
Long-term obligations	137,902	12,358	12,899	13,430	14,052
Total stockholders’ equity	$180,857	$152,656	$135,725	$147,788	$108,360

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In this report, as well as oral statements made by us, phrases that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include certain factors identified in the following discussion as well as the risk factors appearing under the caption “Factors that May Affect Future Results” in Item 1 of this annual report on Form 10-K.

OVERVIEW

We design, manufacture and market high-performance, real-time digital signal and image processing computer systems that transform sensor-generated data into information which can be displayed as images for human interpretation or be subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several microprocessor types and to scale from a few to hundreds of microprocessors within a single system.

During the past several years, the majority of our revenue has been generated from sales of our products to the DEG market, generally for use in intelligence-gathering electronic warfare systems. Our activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Imaging and visualization solutions is another primary market that we currently serve. Our computer systems are embedded in magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), and digital X-ray machines. Our remaining revenues are derived from computer systems used in such commercial OEM solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

During fiscal year 2004, revenues increased by $5.4 million compared to fiscal 2003, principally as a result of a $6.4 million increase in OEM Solutions revenues primarily from semiconductor applications as well as a $1.9 million increase in DEG revenues primarily from increased shipments of signal intelligence applications, which were partially offset by a decrease in IVS revenues of $2.8 million including an anticipated loss of CT revenues of $6.5 million. We expect total revenues to increase in fiscal 2005 as compared to fiscal 2004 across all business groups. Gross margins as a percentage of revenues increased from 65.6% in fiscal 2003 to 67.4% in fiscal 2004 due to program shifts within our DEG revenues. Operating expenses increased by $1.1 million for fiscal 2004 as compared to fiscal 2003, primarily attributable to the increased amortization expense for the year as well as a charge for acquired research and development of $0.5 million resulting from the Advanced Radio Corporation (ARC) acquisition. We continue to monitor key operating metrics in order to maintain an appropriate operating expense cost structure relative to our revenue growth expectations. The overall increase in net income for fiscal 2004 as compared to fiscal 2003 would have been greater had fiscal 2003 not included $5.8 million in non-operating income resulting from the sale of our Shared Storage Business Unit (SSBU).

In April 2004, we completed a private offering of $125.0 million of convertible senior notes due 2024 (the Notes), which were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 2.00%. Under certain circumstances, the Notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. Until the closing price of our common stock is above the contingent conversion price of $36.28 for at least twenty trading days in a thirty consecutive day period, or upon certain other events, the shares will not be included in calculation of weighted average shares outstanding used in calculating our earnings per share. We have the right to redeem the Notes on or after May 1, 2009 at par plus accrued and unpaid interest. The noteholders may require us to repurchase the Notes at par plus accrued and unpaid interest on May 1, 2009, 2014 and 2019 and upon certain other events.

On May 6, 2004, we completed our acquisition of the TGS Group (TGS). TGS is a leading supplier of three-dimensional (3-D) image processing and visualization software to diverse end markets including life sciences (medical imaging and biotechnology), geosciences (earth sciences including oil and gas exploration), and simulation (commercial and defense). TGS is headquartered in Bordeaux, France and has operations in Berlin, Germany and San Diego, California and has sales offices in Italy and the United Kingdom. The results of TGS’ operations have been included in our consolidated financial statements since May 6, 2004.

The TGS purchase price consisted of cash of $12.9 million as well as 257,511 shares of our common stock, valued at $6.0 million based the average closing price of our common stock for the five-day period including two days before and after April 26, 2004, the date we renegotiated the purchase price with the sellers. As of June 30, 2004, we had paid $9.4 million of the cash consideration and had not yet issued the required shares of common stock due to a dispute regarding the determination of the final purchase price. As of June 30, 2004, we had recorded $7.5 million as a current liability and $0.6 million as a long-term other liability for the expected remaining purchase price payable to the former TGS shareholders.

The terms of the stock purchase agreement require an adjustment to the purchase price based on a measure of net assets as of the acquisition date, May 6, 2004. Based on the provisions of the agreement, we believe that we are entitled to a $1.3 million reduction in the purchase price, a position that the former shareholders of TGS dispute. As a result, the final purchase price for TGS has not been determined as of June 30, 2004. As of June 30, 2004, we have recorded a total TGS purchase price of $19.3 million, reflecting the $1.3 million expected reduction to the purchase price and including $1.7 million of transaction costs directly related to the acquisition.

Because 3-D imaging is becoming the accepted standard for many medical procedures, following the closing of the acquisition, we combined our capabilities in medical imaging and visualization under a common business group called “Imaging and Visualization Solutions,” formerly our Medical Imaging Business Group.

On June 1, 2004, we completed our acquisition of Advanced Radio Corporation (ARC). ARC is a developer of RF products that target SIGINT applications and commercial opportunities such as wireless infrastructure testing. The acquisition will enable us to develop front-end RF products that complement our real-time processing strengths in the SIGINT market. The total purchase price of $6.8 million consisted of $6.6 million in cash plus $0.2 million of transaction costs directly related to the acquisition. The results of ARC’s operations have been included in our consolidated financial statements since June 1, 2004.

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

Changes in our estimates from period to period, such as changes in assumptions underlying our estimates, may have a material impact on our financial condition or results of operations. Similarly, using the ends of the range of reasonably possible amounts that we determined in formulating our estimate, rather than the reported estimate, may have a material impact on our financial condition or results of operations. However, during the past three fiscal years, such changes in our estimates, including those related to accounts receivable and inventory valuation and to warranty cost accruals, have not had material impact on our overall financial performance or on any individual line item in our consolidated financial statements.

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

In limited circumstances, we engage in long-term contracts to design, develop, manufacture or modify complex equipment. For these contracts, we recognize revenue using the percentage-of-completion method of contract accounting, measuring progress toward completion based on contract cost incurred to date as compared with total estimated contract costs. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined.

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

Income Tax Assets

We evaluate the realizability of our deferred tax assets on a quarterly basis and assess the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. Except for deferred tax assets acquired in the TGS acquisition, we believe that it is more likely that not that our net deferred tax assets will be realized based on forecasted income; however, there can be no assurance that we will be able to meet our expectations of future income. We have provided a valuation allowance against the net amount of TGS deferred tax assets.

Warranty Accrual

Our product sales include a one-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Years Ended June 30,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	32.6	34.4	34.8

Gross margin	67.4	65.6	65.2
Operating expenses:
Selling, general and administrative	29.5	30.0	32.6
Research and development	20.8	21.3	22.9

Total operating expenses	50.3	51.3	55.5

Income from operations	17.1	14.3	9.7
Other income, net	0.3	3.9	4.9

Income before income taxes	17.4	18.2	14.6
Provision for income taxes	5.1	5.6	4.1

Net income	12.3%	12.6%	10.5%

The following table sets forth, for the periods indicated, revenues by operating segment.

	Years Ended June 30,
	2004	2003	2002
Defense Electronics Group	68%	69%	65%
Imaging and Visualization Solutions Group	18	20	28
OEM Solutions Group	14	11	7

Total revenues	100%	100%	100%

FISCAL 2004 VS. FISCAL 2003

Total revenues increased 3.0% from $180.2 million during fiscal 2003 to $185.6 million during fiscal 2004. International revenues represented approximately 9% of total revenues during fiscal 2004 compared with approximately 7% of total revenues during fiscal 2003.

Defense Electronics Group revenues increased 1% or $1.9 million to $126.0 million during fiscal 2004, compared to $124.1 during fiscal 2003. The increase in DEG revenues was primarily driven by a $13.9 million increase in shipments of SIGINT applications, partially offset by a $12.0 million decline in shipments of radar and defense technologies. The decrease in shipments of radar and defense technologies applications was due to the timing of programs. Radar applications accounted for 50% of defense electronics revenues in fiscal 2004 compared to 54% in fiscal 2003. SIGINT applications accounted for 29% of defense electronics revenues in fiscal 2004 compared to 19% in fiscal 2003. Defense technology applications accounted for 21% of defense electronics revenues in fiscal 2004 compared to 27% in fiscal 2003. We expect defense electronics revenues to increase in fiscal 2005 compared to fiscal 2004 primarily due to increased shipments of SIGINT applications.

Imaging and Visualization Solutions Group revenues decreased 8% or $2.8 million to $32.9 million during fiscal 2004 compared to $35.7 million in fiscal 2003. The decrease in imaging and visualization solutions revenues was primarily due to a $6.5 million decrease in revenues from products used in CT imaging systems, a decrease in sales that had been expected by us, partially offset by a $2.4 million increase in other modalities including digital x-ray and MRI. The reduction in revenues derived from CT imaging systems was due to introductions by customers of CT systems that do not contain our products. The acquisition of TGS contributed $1.3 million of revenues in fiscal 2004. We expect IVS revenues to increase in fiscal 2005 compared to fiscal 2004 due to the acquisition of TGS and design wins.

OEM Solutions Group revenues increased 31% or $6.4 million to $26.7 million for fiscal 2004 compared to $20.4 million during fiscal 2003. The increase in revenue was due primarily to increased shipments to semiconductor imaging OEMs for developing and testing of new semiconductor imaging systems as design wins moved to production. Shipments to semiconductors customers represented approximately 85% of OSG revenues in fiscal 2004 and increased by $9.5 million to $22.7 million in fiscal 2004 compared to fiscal 2003. We expect OSG revenues to grow in fiscal 2005 compared to fiscal 2004, primarily as a result of design wins within the semiconductor business.

GROSS PROFIT

Gross profit was 67.4% for fiscal 2004, an increase of 180 basis points from the 65.6% gross profit achieved during fiscal 2003. The increase in gross profit during fiscal 2004 as compared to fiscal year 2003 was primarily due to program shifts within our DEG revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 2%, or $0.8 million, to $54.8 million for fiscal 2004 compared to $54.0 million during fiscal 2003. The increase in the expenses was primarily due to the inclusion of

ARC and TGS, which contributed $1.0 million of expenses for fiscal 2004 and $0.6 million of increased professional services associated with Sarbanes-Oxley compliance efforts, as well as a charge for acquired research and development of $0.5 million resulting from the ARC acquisition, offset by the absence in fiscal 2004 of $0.8 million expensed in fiscal 2003 related to an arbitration award against us in a former employee matter.

RESEARCH AND DEVELOPMENT

Research and development expenses increased slightly by 1%, or $0.2 million, to $38.6 million for fiscal 2004 compared to $38.4 million during fiscal 2003. The increase in research and development expenses was primarily due to increased compensation and, higher prototype and development costs associated with several development programs, and the inclusion of TGS and ARC, which contributed $0.5 million of expenses for fiscal 2004 compared to none in the prior year, all of which were partially offset by the reduced compensation of terminating certain employees in the last quarter of fiscal 2003. Research and development is essential to our future success, and we expect that research and development expenses will increase in future periods.

INTEREST INCOME, NET

We earned $0.6 million in interest income, net, during fiscal 2004 compared to $0.9 million during fiscal 2003. This decrease was primarily due to increased interest expense of $0.4 million associated with the issuance of $125.0 million of convertible notes during the fourth quarter of fiscal 2004, partially offset by increased interest income resulting from higher invested cash balances during fiscal 2004.

GAIN ON SALES OF DIVISION AND JOINT VENTURE

We recorded a gain of $5.8 million during fiscal year 2003 as the result of the sale of the SSBU to IBM. We received the final payments due from IBM for the sale of the SSBU in March 2003.

INCOME TAXES PROVISION

Our provision for income taxes was $9.3 million during fiscal 2004, reflecting a 29% tax rate, as compared to $10.2 million during fiscal 2003, reflecting a 31% tax rate. The fiscal 2004 and fiscal 2003 tax rates are less than the U.S. statutory rate of 35% primarily due to research and development credits, tax-exempt interest and the extraterritorial income (ETI) benefit. The decrease in the tax rate to 29% in fiscal 2004 as compared to fiscal 2003 is primarily due to increased tax benefits related to the ETI benefit and research and development tax credits.

SEGMENT OPERATING RESULTS

Income from operations of each reporting segment excludes substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment.

Income from operations of the DEG segment increased $5.0 million to $67.2 million during fiscal 2004 from $62.2 million during fiscal 2003. The increase in income from operations of the DEG segment was primarily due to the increase in SIGINT applications revenues in fiscal 2004 compared to fiscal 2003 which carry a higher gross margin.

Income from operations of the IVS segment decreased $3.5 million to $12.3 million during fiscal 2004 from $15.8 million during fiscal 2003. The decrease in income from operations of the IVS segment in fiscal 2004 compared to fiscal 2003 was primarily due to the 8% decline in revenues as well as the increased operating expenses associated with the acquisition of TGS during the fourth quarter of fiscal 2004.

Income from operations of the OSGs segment increased $2.2 million to $7.3 million during fiscal 2004 from $5.1 million during fiscal 2003. The increase in income from operations of the OSG segment in fiscal 2004 was primarily due to a $6.4 million increase in revenues from fiscal 2003.

See Note N to our consolidated financial statements included in this report for more information regarding our operating segments.

FISCAL 2003 VS. FISCAL 2002

REVENUES

Total revenues increased 20% from $150.1 million during fiscal 2002 to $180.2 million during fiscal 2003. International revenues represented approximately 7% of total revenues during fiscal 2003, compared with approximately 4% of total revenue during fiscal 2002.

Defense Electronics Group revenues increased 26%, or $25.9 million, to $124.1 million during fiscal 2003 compared to $98.2 million during fiscal 2002. The increase in DEG revenues occurred across each of the three primary application markets within the segment, including radar, SIGINT and emerging applications markets as well as revenues attributed to the acquisition of Myriad Logic in April 2002, which contributed $11.9 million during the year ended June 30, 2003, compared to $3.0 million for the same period in 2002. Order rates for the DEG business in fiscal 2003 were below the order rates in fiscal 2002, which resulted in a reduction of our backlog at June 30, 2003 compared with June 30, 2002.

Imaging and Visualization Solutions Group revenues decreased 14%, or $5.7 million, to $35.7 million during fiscal 2003 compared to $41.4 million in fiscal 2002. The decrease in IVS revenues was primarily due to a $7.5 million decrease in revenues from products used in CT imaging systems offset by a $2.5 million increase in other modalities including digital x-ray and MRI. The reduction in revenues derived from CT imaging systems was due to introductions by customers of CT systems that do not contain our products. Revenues from CT systems were approximately $7.2 million and $14.7 million for fiscal 2003 and 2002, respectively. We anticipate shipments of the CT imaging systems in fiscal year 2004 will be insignificant.

OEM Solutions Group revenues increased 94%, or $9.9 million, to $20.4 million for fiscal 2003 compared to $10.5 million during fiscal 2002. The increase in revenue was due primarily to increased shipments of high-throughput baggage scanning applications as well as increased shipments to semiconductor imaging OEMs for developing and testing of new semiconductor imaging systems.

GROSS PROFIT

Gross profit was 65.6% for fiscal 2003 an increase of 40 basis points from the 65.2% gross profit achieved during fiscal 2002. The increase in gross profit was primarily due to higher revenue volumes in fiscal 2003 compared to fiscal 2002, which absorbed certain fixed manufacturing costs, and increased DEG sales, which carry a higher gross margin. This increase was partially offset by $0.4 million included in cost of sales in fiscal 2003 relating to the costs of terminating certain employees in the last quarter of fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 10%, or $5.1 million, to $54.0 million for fiscal 2003 compared to $48.9 million during fiscal 2002. The increase in the expenses was primarily due to the inclusion of Myriad, which contributed $2.8 million of expenses for fiscal 2003 compared to $0.5 million during the year ended June 30, 2002; an arbitration award against us in a former employee matter of approximately $0.8 million; $0.6 million relating to the costs of terminating certain employees in the last quarter of fiscal 2003; and an increased compensation expense as a result of the increased headcount throughout most of fiscal 2003 as compared to fiscal 2002.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 12%, or $4.0 million, to $38.4 million for fiscal 2003 compared to $34.4 million during fiscal 2002. The increase in research and development expenses was primarily due to higher prototype and development costs associated with several development programs; the inclusion of Myriad, which contributed $0.9 million of expenses for fiscal 2003 compared to $0.2 million during fiscal 2002; $0.4 million related to the costs of terminating certain employees in the last quarter of fiscal 2003; and an increased compensation expense as a result of the increased headcount throughout most of fiscal 2003 as compared to fiscal 2002.

INTEREST INCOME, NET

We earned $0.9 million in interest income, net, during fiscal 2003 compared to $2.8 million during fiscal 2002. This decrease was primarily due to lower interest rates experienced during fiscal 2003 than in fiscal 2002, despite higher invested cash balances.

GAIN ON SALES OF DIVISION AND JOINT VENTURE

We recorded gains of $5.8 million and $6.4 million during fiscal years 2003 and 2002, respectively, as the result of the sale of the SSBU to IBM. We received the final payments due from IBM for the sale of the SSBU in March 2003.

In February 2002, we sold our entire interest in the AgileVision joint venture to Leitch Technology Corporation. We received no proceeds and recorded a $78,000 gain related to the sale of the joint venture in fiscal 2002 and recorded $1.8 million of losses related to the operations of AgileVision during the year ended June 30, 2002.

INCOME TAXES PROVISION

Our provision for income taxes was $10.2 million during fiscal 2003, reflecting a 31% tax rate, as compared to a $6.2 million tax provision during fiscal 2002, reflecting a 28% tax rate. The fiscal 2003 and fiscal 2002 tax rates are less than the U.S. statutory rate of 35% primarily due to research and development credits, tax-exempt interest and the ETI benefit. The increase in the tax rate to 31% in fiscal 2003 as compared to fiscal 2002 is primarily due to a decrease in tax-exempt interest and increased non-deductible items in fiscal 2003.

SEGMENT OPERATING RESULTS

Income (loss) from operations of each reporting segment excludes the effects of substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment. As of January 2003, the Wireless Communications Group no longer existed as a standalone business unit, and its resources and personnel were allocated to the Defense Electronics Group and the OEM Solutions Group.

Income from operations of the DEG segment increased $9.9 million to $62.2 million during fiscal 2003 from $52.3 million during fiscal 2002. The increase in income from operations of the DEG segment was primarily due to the 26% increase in revenues in fiscal 2003 compared to fiscal 2002.

Income from operations of the IVS segment decreased $1.3 million to $15.8 million during fiscal 2003 from $17.1 million during fiscal 2002. The decrease in income from operations of the IVS segment in fiscal 2003 compared to fiscal 2002 was primarily due to the 14% decline in revenues, slightly offset by decreased costs related to a medical development program which ended in fiscal 2002.

Income from operations of the OSG segment increased $5.7 million to $5.1 million during fiscal 2003 from an operating loss of $0.6 million during fiscal 2002. The increase in income from operations of the OSG segment in fiscal 2003 compared to fiscal 2002 was primarily due to a $9.9 million increase in revenues in fiscal 2003.

See Note N to our consolidated financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and marketable securities increased by $125.0 million to $238.3 million as of June 30, 2004 as compared to $113.3 million as of June 30, 2003. In fiscal 2004, we generated approximately $25.9 million in cash from operations compared to $50.5 million generated in fiscal 2003. The $24.6 million decrease in the amount of cash generated from operations during fiscal 2004 compared to fiscal 2003 was primarily due to an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses. Days sales outstanding were 63 days and 47 days at June 30, 2004 and 2003, respectively.

We used approximately $26.5 million from investing activities during fiscal 2004, a decrease in use of cash of $6.1 million as compared to the same period last year. The decrease in the use of cash for investing activities was due primarily to a decrease of net purchases of marketable securities of $28.8 million and was partially offset by an increase in cash used for acquisitions of $17.4 million and the absence of $5.8 million in proceeds as recorded in fiscal 2003 from the sale of our SSBU. During fiscal 2003, our investing activities consisted of net purchases of marketable securities of $32.2 million and $6.2 million for the purchases of property and equipment, partially offset by proceeds from the sale of our SSBU of $5.8 million.

During fiscal 2004, our financing activities provided cash of $122.6 million, an increase of $130.6 million from the same period in fiscal 2003. The increase in cash from financing activities primarily consisted of $120.9 million in net proceeds received from a convertible debt offering as well as the absence of stock repurchases during the year. During the fourth quarter of fiscal 2004, we issued $125.0 million in aggregate principal amount of convertible notes. We intend to use the net proceeds from the offering of these notes for general corporate purposes, including working capital, capital expenditures, research and development, and potential acquisitions and strategic investments. We have broad discretion as to how to allocate these net proceeds, and there can be no assurance that these proceeds can or will yield a significant return. We used approximately $8.0 million in cash from financing activities during fiscal 2003. During 2003, financing activities consisted of repurchases of treasury stock of $10.1 million and payments of principal under mortgage notes payable and capital leases of $0.8 million. These payments were partially offset by cash proceeds received from the exercise of stock options and the employee stock purchase plan of $2.9 million.

During fiscal 2003, our Board of Directors authorized the purchase of up to $25 million of our common stock, of which approximately $14.9 million was available under the plan for future purchases as of June 30, 2004. In July 2004, our Board of Directors extended the program through December 2005 and authorized an increase to the current share repurchase program, bringing the total authorized dollar amount for repurchase currently available to approximately $25 million. We made no stock purchases during fiscal 2004.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum net worth. The mortgage note agreements also include significant prepayment penalties. We were in compliance with all covenants of the mortgage note agreements as of June 30, 2004.

The terms of our convertible notes contain certain contingent conversion provisions. Under certain circumstances, the notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. Until the closing price of our common stock is above the initial threshold price of $36.28 for at least 20 trading days in a 30 consecutive trading-day period ending on the eleventh trading day of any fiscal quarter, or upon certain other events, the shares will not be included in the calculation of weighted average shares outstanding used in calculating our earnings per share. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, on May 1, 2009, 2014 or 2019, upon a change in control, or if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest.

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2004:

(In Thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$136,775	$948	$1,723	$1,993	$132,111
Interest due on notes payable	55,269	3,317	6,453	6,181	39,318
Purchase obligations	12,947	12,947	—	—
Operating leases	3,245	1,142	1,511	336	256
Amounts payable for acquisition	7,512	7,512	—	—
Other long-term liabilities	630	—	630	—	—
Deferred compensation	1,122	—	—	—	1,122

	$217,500	$25,866	$10,317	$8,510	$172,807

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. We generated $25.9 million, $50.5 million and $15.9 million from operating activities during the fiscal years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, we had $136.8 million of outstanding debt. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, amounts payable for acquisition and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures or any other material commitments aside from operating leases for our facilities and inventory purchase commitments.

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

Additional Information on Stock Option Plans and Grants

We currently have one active plan under which we grant options: the 1997 Stock Option Plan. We have terminated the 1982, 1991, 1993 and 1998 plans. No new options can be granted under the terminated plans. All of the terminated plans still have options outstanding as of June 30, 2004, except for the 1982 plan.

Stock option grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with our company. We consider our equity compensation program critical to our operation and productivity. Approximately 70% of our employees participate in our equity compensation programs, including stock option grants and our employee stock purchase program.

At our Special Meeting in lieu of the Annual Meeting of Stockholders held on November 17, 2003, our shareholders approved amendments to the 1997 Stock Option Plan by increasing the authorized shares available for grant by 1,000,000 shares to 7,650,000 shares and authorizing the issuance of up to 100,000 shares of our common stock pursuant to restricted stock grants.

Employee and Executive Option Grants

Option grants as of the end of:

	Years Ended June 30,
	2004	2003	2002
Grants during the period as a percentage of outstanding shares at the end of such period	4.7%	4.5%	5.4%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	13.8%	24.4%	19.6%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.6%	1.1%	1.1%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	21.7%	22.0%	20.3%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers of our company as of June 30, 2004.

Summary of stock option activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
June 30, 2002	3,663,639	$25.46
Grants	950,000	19.69
Exercises	(156,192)	10.81
Cancellations	(234,681)	29.43

June 30, 2003	4,222,766	$24.52
Grants	996,030	22.06
Exercises	(238,074)	11.00
Cancellations	(447,227)	29.29

June 30, 2004	4,533,495	$24.18

Summary of in-the-money and out-of-the-money option information

	As of June 30, 2004
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,212,576	$13.75	1,299,351	$19.65	2,511,927	$16.80
Out-of-the-money (1)	1,201,859	$34.45	819,709	$31.73	2,021,568	$33.35

Total options outstanding	2,414,435	$24.05	2,119,060	$24.33	4,533,495	$24.18

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of our common stock of $24.80 as of June 30, 2004.

Options Granted to Named Executive Officers during the year ended June 30, 2004:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees (1)	Exercise or Base Price	Expiration Date
					5%	10%
James R. Bertelli	75,000	7.53%	$19.03	7/28/2013	$897,590	$2,274,669
Robert D. Becker	20,000	2.01%	$19.03	7/28/2013	$239,357	$606,578
Douglas F. Flood	10,000	1.00%	$19.03	7/28/2013	$119,679	$303,289
Barry S. Isenstein	16,000	1.61%	$19.03	7/28/2013	$191,486	$485,263
Craig Lund	16,000	1.61%	$19.03	7/28/2013	$191,486	$485,263

(1)	Based on a total of 996,030 shares subject to options granted to employees and directors under our option plans in fiscal year 2004.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Options Exercises and Remaining Holdings of Named Executive Officers as of June 30, 2004:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of June 30, 2004:		Values of Unexercised In-the- Money Options as of June 30, 2004: (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Name
James R. Bertelli	—	—	232,503	201,054	$2,453,562	$1,111,013
Robert D. Becker	—	—	48,517	67,333	$52,535	$267,805
Douglas F. Flood	—	—	66,154	50,156	$568,189	$467,683
Barry S. Isenstein	—	—	47,082	48,000	$65,690	$195,995
Craig Lund	—	—	76,980	41,500	$530,048	$171,110

(1)	Option values based on closing stock price of $24.80 on June 30, 2004.

Equity Compensation Plans

The following table sets forth information as of June 30, 2004 with respect to compensation plans under which equity securities of our company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	4,533,495	(b)	$24.18	2,027,092	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,533,495		$24.18	2,027,092

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and our 1997 Employee Stock Purchase Plan (ESPP).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 190,105 shares available for future issuance under the ESPP and 1,836,987 shares available for future issuance under our 1997 plan. We are no longer permitted to grant options under our 1982, 1991, 1993 and 1998 plans.

Related party transactions

A former member of our Board of Directors, who resigned as a director in September 2003, is a corporate officer of KLA-Tencor Corporation (KLA-Tencor). In the ordinary course of business, KLA-Tencor purchases products from us. In fiscal 2004, 2003 and 2002, revenues recognized by us from KLA-Tencor were $17,693,000, $8,924,000 and $2,735,000, respectively. As of June 30, 2004 and 2003, $5,831,000 and $471,000, respectively, were included in accounts receivable, representing amounts due from KLA-Tencor for purchases of our products. As of June 30, 2004 and 2003, we had no amounts payable to KLA-Tencor.

In 1996, we entered into a contract with NDC Development Associates, Inc. (Northland) to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of our chief executive officer. In January 2003, to assist with the design, permitting activities and oversight of the construction of a new facility, we entered into another agreement with Northland. We paid Northland fees of $251,000, $201,000 and $83,000 for fiscal 2004, 2003 and 2002, respectively. We owed no amounts to Northland as of June 30, 2004. As of June 30, 2003, $25,000 was included in accounts payable for amounts owed to Northland.

We have arrangements with other parties that do not meet the technical disclosure requirements of related parties and are not material in the aggregate. These individual arrangements either fall under reporting thresholds or are with non-immediate family members of executive officers of our company.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Emerging Issues Task Force 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We adopted the provisions of FIN 46R during the quarter ended December 31, 2003. Our adoption of FIN 46R did not have a material effect on our financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

In July 2004, the FASB announced that it had reached a tentative consensus with respect to Emerging Issue Task Force 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The FASB’s tentative consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. If this proposal becomes effective, it could require us to include an additional 4.1 million shares, using the if-converted method (under which net income would also be adjusted to exclude imputed interest expense) in our computation of diluted earnings per share for the three-month period ending December 31, 2004 and subsequent fiscal periods. Depending upon the text of any final changes in applicable accounting principles and their effect on us, we may be required to restate prior period earnings per share and amounts presented for comparative purposes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in domestic interest rates. Investments with interest rate risk include short and long-term marketable securities. Debt with interest rate risk includes the fixed rate convertible debt and mortgages.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Since the convertible debt was “out-of-the-money” at year end, it was treated as a fixed rate debt security and the analysis assumes that the entire principal amount is repaid in full at maturity and the exercise of the embedded equity option is ignored. Market risk for the short and long-term marketable securities was estimated as the potential decrease in the fair value resulting from a hypothetical increase in interest rates for securities contained in the investment portfolio. On this basis, the potential loss in fair value from changes in interest rates is $4.2 million as of June 30, 2004. The potential loss reflects a fair value loss on debt offset by a fair value gain on investments. We expect to hold our debt to maturity or conversion, whichever is sooner. Therefore, the realization of the potential loss on the debt obligations is unlikely.

FOREIGN CURRENCY RISK

We operate primarily in the United States. In fiscal 2004, 91% of our revenues was billed in U.S. dollars. However, a portion of our business is conducted outside the United States through our foreign subsidiaries in the United Kingdom, Italy, Germany, Japan, the Netherlands and France, where business is transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of these currencies. Local currencies are used as the functional currency for our subsidiaries in the United Kingdom, France, Italy, Germany, the Netherlands and Japan. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The impact of the movements in foreign currency exchange rates has been immaterial for all periods.

We have not entered into any financial derivatives instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Mercury Computer Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

August 31, 2004

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$148,995	$27,158
Marketable securities	54,898	40,892
Accounts receivable, net of allowance of $500 at June 2004 and 2003, respectively	41,609	22,975
Inventory	10,746	10,735
Deferred tax assets, net	3,819	4,778
Prepaid expenses and other current assets	5,370	3,513

Total current assets	265,437	110,051
Marketable securities	34,391	45,211
Property and equipment, net	25,866	26,349
Goodwill	29,009	4,225
Acquired intangible assets, net	5,529	2,339
Deferred tax assets, net	3,612	1,321
Other assets	5,894	1,059

Total assets	$369,738	$190,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,884	$5,235
Accrued expenses	5,715	4,354
Accrued compensation	13,147	10,053
Amounts payable for acquisition	7,512	—
Notes payable	948	718
Deferred revenues and customer advances	5,851	2,741
Income taxes payable	6,922	2,440

Total current liabilities	50,979	25,541

Notes payable	135,827	11,599
Deferred compensation	1,122	759
Other long-term liabilities	953	—

Total liabilities	188,881	37,899

Commitments and contingencies (Notes G and I)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 22,355,501 and 22,357,552 shares issued at June 30, 2004 and 2003, respectively; and 21,288,855 and 20,990,461 shares outstanding at June 30, 2004 and 2003, respectively	223	223
Additional paid-in capital	53,882	52,174
Treasury stock, at cost, 1,066,646 and 1,367,091 shares at June 30, 2004 and 2003, respectively	(31,336)	(40,197)
Retained earnings	157,908	140,142
Accumulated other comprehensive income	180	314

Total stockholders’ equity	180,857	152,656

Total liabilities and stockholders’ equity	$369,738	$190,555

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For The Years Ended June 30,
	2004	2003	2002
Net revenues	$185,595	$180,242	$150,115
Cost of revenues	60,537	62,048	52,244

Gross profit	125,058	118,194	97,871
Operating expenses:
Selling, general and administrative	54,805	53,981	48,939
Research and development	38,648	38,383	34,354

Total operating expenses	93,453	92,364	83,293

Income from operations	31,605	25,830	14,578
Interest income	2,036	1,855	3,752
Interest expense	(1,441)	(923)	(987)
Equity loss in joint venture	—	—	(1,752)
Gain on sales of division and joint venture	—	5,800	6,478
Other income (expense), net	33	308	(86)

Income before income taxes	32,233	32,870	21,983
Income tax provision	9,348	10,193	6,155

Net income	$22,885	$22,677	$15,828

Net income per share:
Basic	$1.08	$1.07	$0.73

Diluted	$1.05	$1.03	$0.69

Weighted-average shares outstanding:
Basic	21,122	21,131	21,731

Diluted	21,803	21,948	22,918

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Amount
Balance June 30, 2001	21,812	$218	$42,575		$104,525	$470	$147,788
Exercise of common stock options	405	4	3,251				3,255
Issuance of common stock under employee stock purchase plan	51		1,174				1,174
Tax benefit from stock options			1,711				1,711
Stock-based compensation			1,152				1,152
Purchase of treasury stock				$(34,993)			(34,993)
Comprehensive income:
Net income					15,828		15,828	$15,828
Change in unrealized loss on securities						(384)	(384)	(384)
Change in foreign currency translation						194	194	194

Comprehensive income								$15,638

Balance June 30, 2002	22,268	222	49,863	(34,993)	120,353	280	135,725
Exercise of common stock options	89	1	807	2,020	(1,140)		1,688
Issuance of common stock under employee stock purchase plan				2,119	(952)		1,167
Tax benefit from stock options			593				593
Stock-based compensation			911	796	(796)		911
Purchase of treasury stock				(10,139)			(10,139)
Comprehensive income:
Net income					22,677		22,677	$22,677
Change in unrealized loss on securities						(164)	(164)	(164)
Change in foreign currency translation						198	198	198

Comprehensive income								$22,711

Balance June 30, 2003	22,357	223	52,174	(40,197)	140,142	314	152,656
Exercise of common stock options	(1)			7,022	(4,402)		2,620
Issuance of common stock under employee stock purchase plan				1,839	(717)		1,122
Tax benefit from stock options			1,439				1,439
Stock-based compensation			269				269
Comprehensive income:
Net income					22,885		22,885	$22,885
Change in unrealized loss on securities						(290)	(290)	(290)
Change in foreign currency translation						156	156	156

								$22,751

Balance June 30, 2004	22,356	$223	$53,882	$(31,336)	$157,908	$180	$180,857

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30,

	2004	2003	2002
Cash flows from operating activities:
Net income	$22,885	$22,677	$15,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,406	8,212	7,086
Gain on sales of division and joint venture	—	(5,800)	(6,478)
Equity loss in joint venture	—	—	1,752
Impairment of acquired intangible asset	185	—	—
Loss on disposal of property and equipment	—	469	—
Stock-based compensation	269	911	1,152
Charge for in-process research and development	500	—	—
Tax benefit from stock options	1,439	593	1,711
Changes in deferred income taxes	(1,423)	(43)	(1,901)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(17,122)	8,938	4,519
Inventory	343	3,947	(871)
Prepaid expenses and other current assets	(1,172)	483	1,528
Other assets	(394)	(165)	(333)
Accounts payable and accrued expenses	6,703	4,091	(3,248)
Deferred revenues and customer advances	1,841	1,254	413
Income taxes payable	4,482	4,933	(5,216)

Net cash provided by operating activities	25,942	50,500	15,942

Cash flows from investing activities:
Purchases of marketable securities	(33,459)	(66,103)	(71,074)
Sales and maturities of marketable securities	30,002	33,867	99,124
Acquisition of businesses, net of cash acquired	(17,425)	—	(7,948)
Purchases of property and equipment	(5,599)	(6,165)	(5,786)
Investments in joint venture	—	—	(1,000)
Proceeds from sale of division	—	5,800	6,400

Net cash provided by (used in) investing activities	(26,481)	(32,601)	19,716

Cash flows from financing activities:
Proceeds from employee stock purchase plan	1,122	1,167	1,174
Proceeds from exercise of stock options	2,620	1,688	3,255
Purchases of treasury stock	—	(10,139)	(34,993)
Proceeds from convertible debt offering, net	120,889	—	—
Payments of principal under notes payable	(2,016)	(668)	(621)
Principal payments under capital lease obligations	—	(92)	(308)

Net cash provided by (used in) financing activities	122,615	(8,044)	(31,493)

Effect of exchange rate changes on cash and cash equivalents	(239)	(210)	41

Net increase in cash and cash equivalents	121,837	9,645	4,206
Cash and cash equivalents at beginning of year	27,158	17,513	13,307

Cash and cash equivalents at end of year	$148,995	$27,158	$17,513

Cash paid during the year for:
Interest	$991	$927	$991
Income taxes, net	$4,122	$4,352	$11,492

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

A.    Description of Business

Mercury Computer Systems, Inc. (the Company or Mercury) designs, manufactures and markets high-performance, real-time digital signal and image processing computer systems that transform sensor-generated data into information that can be displayed as images for human interpretation or subjected to additional computer analysis. These multicomputer systems are heterogeneous and scalable, allowing them to accommodate several different microprocessor types and to scale from a few to hundreds of microprocessors within a single system. The primary markets for the Company’s products are Defense Electronics, Imaging and Visualization Solutions (IVS), and other Original Equipment Manufacturers (OEM) solutions. These markets have computing needs that benefit from the unique system architecture developed by the Company.

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

DEFERRED REVENUES AND CUSTOMER ADVANCES

Deferred revenues consist of deferred product revenue and, to a lesser extent, deferred service revenue. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because one or more of the conditions for revenue recognition have not been met. Deferred service revenue represents amounts invoiced to customers for annual maintenance contracts, which are recognized ratably over the term of the arrangements. Customer advances represent deposits received from customers on an order.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with remaining maturities of 90 days or less at the date of purchase, are carried at fair market value.

MARKETABLE SECURITIES

The Company classifies investments in marketable securities as available-for-sale at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2004 and 2003. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income or expense. For determinations of gain or loss, the cost of securities sold is based on the specific identification method.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of cash equivalents and short-term and long-term investments in marketable securities represents the quoted market prices at the balance sheet dates. Debt securities with maturities at date of purchase of greater than 90 days but less than one year are classified as short-term marketable securities. Debt securities that have remaining maturities of greater than one year at date of purchase are classified as long-term marketable securities.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high-credit quality. At June 30, 2004 and 2003, the Company had approximately $7,223 and $6,737, respectively, on deposit or invested with its primary financial and lending institution. There are no significant concentrations of investments in corporate debt securities with any single issuer of debt securities.

The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of a customer’s financial condition are performed. At June 30, 2004, five customers accounted for 64% of the Company’s receivable. At June 30, 2003, three customers accounted for 63% of the Company’s receivable.

INVENTORY

Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net-realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets result from the Company’s acquisition of Myriad Logic, Inc., the TGS Group, and Advanced Radio Corporation (see Note G), and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of four to five years. Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

LONG-LIVED ASSETS

Long-lived assets primarily include property and equipment and acquired intangible assets. The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash equivalents, accounts receivable, Company-owned employee life insurance policies, mortgage notes payable, and convertible notes. The carrying amount of cash equivalents and accounts receivable approximate their fair value due to their short maturities. The carrying amount of Company-owned life insurance policies are recorded at cash surrender value, which approximates fair value. Also, based on borrowing rates currently available to the Company for the mortgage notes payable, the carrying value of notes payable approximates fair value. As of June 30, 2004, the fair value of the Company’s convertible notes, based upon market quotations was approximately $133,125, compared to the carrying value of $125,000.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Computer equipment	2 to 3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Buildings	15 and 30 years
Building improvements	10 years

Expenditures for additions, renewals and betterment of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of (a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for any of the years ended June 30, 2004, 2003 and 2002.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IN-PROCESS RESEARCH AND DEVELOPMENT

The Company values tangible and intangible assets acquired through its business acquisitions at fair value including in-process research and development (IPR&D). The Company determines IPR&D through established valuation techniques for various projects for the development of new products and technologies and expenses IPR&D when technological feasibility is not reached.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During the years ended June 30, 2004, 2003 and 2002, advertising expenses totaled $141, $210, and $313, respectively, and were included in selling, general and administrative expense in the consolidated statement of operations.

PRODUCT WARRANTY LIABILITY

The Company’s product sales generally include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability:

	Years Ended June 30,
	2004	2003
Balance at beginning of period	$925	835
Accruals for warranties issued during the year	2,147	1,625
Settlements made during the year	(1,937)	(1,535)

Balance at end of period	$1,135	925

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. The Company has

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards:

	Years Ended June 30,
	2004	2003	2002
Net income as reported	$22,885	$22,677	$15,828
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	66	32	773
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	14,042	16,524	13,955

Pro forma net income	$8,909	$6,185	$2,646

Net income per share:
Basic – as reported	$1.08	$1.07	$0.73
Basic – pro forma	$0.42	$0.29	$0.12

Diluted – as reported	$1.05	$1.03	$0.69
Diluted – pro forma	$0.41	$0.28	$0.12

The weighted-average grant-date fair values for options granted during the years ended June 30, 2004, 2003 and 2002 were $15.08, $14.09 and $23.75, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2004	2003	2002
Option life	6 years	6 years	6 years
Risk-free interest rate	3.48%	4.37%	4.68%
Stock volatility	76%	81%	81%
Dividend rate	0%	0%	0%

The weighted-average fair value of purchase rights granted in fiscal 2004, 2003 and 2002 under the Company’s Employee Stock Purchase Plan were $6.74, $9.12 and $16.74, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended June 30,
	2004	2003	2002
Option life	6 months	6 months	6 months
Risk-free interest rate	1.29%	1.07%	1.75%
Stock volatility	62%	79%	81%
Dividend rate	0%	0%	0%

During the years ended June 30, 2004, 2003 and 2002, the stock option agreements of certain employees were modified to provide accelerated vesting and extended exercise periods, which resulted in the recognition of $93, $47 and $1,073 of stock-based compensation expense, respectively.

In addition, the Company recorded stock-based compensation expense of $176, $864 and $79 during the years ended June 30, 2004, 2003 and 2002, respectively, for stock options granted to non-employees. Such

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts reflect the fair value of options upon their final vesting dates as well as adjustments for the revaluation of a portion of the unvested options at each period-end. The fair value of these non-employee stock option grants was calculated using the Black-Scholes option-pricing model.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities. For purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries. Items included in Accumulated Other Comprehensive Income at June 30, 2004 and 2003 were as follows:

	Years Ended June 30,
	2004	2003
Foreign currency translation adjustment	$376	$220
Unrealized gain (loss) on securities	(196)	94

	$180	$314

FOREIGN CURRENCY

Local currencies are used as the functional currency for the Company’s subsidiaries in the United Kingdom, France, Italy, Germany, the Netherlands and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and were immaterial for all periods presented.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Emerging Issues Task Force 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted the provisions of FIN 46R during the quarter ended December 31, 2003. The Company’s adoption of FIN 46R did not have a material effect on its financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

In July 2004, the FASB announced that it had reached a tentative consensus with respect to Emerging Issue Task Force 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The FASB’s tentative consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. If this proposal becomes effective, it could require us to include an additional 4,134,962 shares, using the if-converted method (under which net income would also be adjusted to exclude imputed interest expense) in our computation of diluted earnings per share for the three-month period ending December 31, 2004 and subsequent fiscal periods. Depending upon the text of any final changes in applicable accounting principles and their effect on us, we may be required to restate prior period earnings per share and amounts presented for comparative purposes.

C.    Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended June 30,
	2004	2003	2002
Net income	$22,885	$22,677	$15,828

Shares used in computation of net income per share—basic	21,122	21,131	21,731
Potential dilutive common shares:
Stock options	681	817	1,187

Shares used in computation of net income per share—diluted	21,803	21,948	22,918

Net income per share—basic	$1.08	$1.07	$0.73

Net income per share—diluted	$1.05	$1.03	$0.69

Options to purchase 2,021,449 shares, 2,448,096 shares and 714,912 shares of common stock were not included in the calculations of diluted net income per share for the years ended June 30, 2004, 2003 and 2002, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods and therefore would be antidilutive.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holders of the Company’s convertible notes (see Note J) are entitled to convert the notes into shares of the Company’s common stock upon the occurrence of certain events, including if the price of the Company’s common stock is trading above certain thresholds. Because none of these contingencies had not been met as of June 30, 2004, 4,134,962 shares of the Company’s common stock that would be issuable upon conversion of the convertible notes were not included in the calculation of diluted net income per share.

D.    Marketable Securities

Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
JUNE 30, 2004
Short-term marketable securities:
Taxable notes and bonds and money market instruments	$1,010	$—	$—	$1,010
Tax-exempt municipal notes and bonds and money market instruments	53,905	—	(17)	53,888

	54,915	—	(17)	54,898

Long-term marketable securities:
Taxable notes and bonds and money market instruments	$16,694	$—	$(119)	$16,575
Tax-exempt municipal notes and bonds, taxable corporate bonds and government agency bonds	17,876	—	(60)	17,816

	$34,570	$—	$(179)	$34,391

JUNE 30, 2003
Short-term marketable securities:
Tax-exempt municipal notes and bonds and money market instruments	$40,880	$21	$(9)	$40,892

Long-term marketable securities:
Tax-exempt municipal notes and bonds, taxable corporate bonds and government agency bonds	$45,132	$79	$—	$45,211

The Company’s investments in long-term marketable securities had maturities ranging from one to two years at June 30, 2004 and 2003, respectively. For the years ended June 30, 2004, 2003 and 2002, realized gains and losses from the sale of marketable securities were immaterial.

E.    Inventory

Inventory consisted of the following:

	June 30,
	2004	2003
Raw materials	$1,698	$3,642
Work in process	3,272	3,149
Finished goods	5,776	3,944

	$10,746	$10,735

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2004	2003
Computer equipment and software	$34,651	$30,441
Buildings	16,657	16,298
Furniture and fixtures	5,678	5,600
Land	3,315	3,315
Building and leasehold improvements	1,812	1,557
Machinery and equipment	828	705

	62,941	57,916
Less: accumulated depreciation and amortization	(37,075)	(31,567)

	$25,866	$26,349

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2004, 2003 and 2002 was $6,355, $7,362 and $6,874, respectively.

G.    Acquisitions

Myriad Logic

On April 1, 2002, the Company completed its acquisition of Myriad Logic, Inc. (Myriad). Myriad is a developer of I/O technology based in Silver Spring, Maryland. The acquisition of Myriad expanded Mercury’s capability to provide more of a total system solution as well as additional system integration services. The total purchase price of $7,948 consisted of $7,500 in cash plus $448 of transaction costs directly related to the acquisition. Myriad’s operating results are included in the consolidated statement of operations from April 1, 2002.

The purchase price was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Accounts receivable	$1,260
Inventory	806
Other assets	290
Acquired intangible assets (completed technology and licensing agreement)	3,400
Goodwill	4,225
Current liabilities	(775)
Deferred tax liabilities	(1,258)

$7,948

The amortization period for the acquired intangible assets subject to amortization, which include the completed technology and the licensing agreement, is four years. The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma results of operations of the Company give effect to the Myriad acquisition made in fiscal 2002 as if the acquisition had occurred at the beginning of fiscal year 2002.

Year Ended June 30, 2002
Net revenues	$155,570
Net income	$15,313
Net income per share:
Basic	$0.70
Diluted	$0.67

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the period, or which may result in the future.

TGS Group

On May 6, 2004, the Company completed its acquisition of TGS Group (TGS). TGS is a leading supplier of three-dimensional (3-D) image processing and visualization software to diverse end markets including life sciences (medical imaging and biotechnology), geoscience (earth sciences including oil and gas exploration), and simulation (commercial and defense). TGS is headquartered in Bordeaux, France, has operations in Berlin, Germany and San Diego, California and has sales offices in Italy and the United Kingdom. The Company believes that the acquisition will expand the breadth of the Company’s product offerings in the Image and Visualization Solutions Group markets. For this reason, the purchase price exceeded the fair value of net tangible and intangible assets, resulting in goodwill. The results of TGS’ operations have been included in the consolidated financial statements since May 6, 2004.

The TGS purchase price consisted of cash of $12,880 as well as 257,511 shares of the Company’s common stock, valued at $6,000 based the average closing price of the Company’s common stock for the five-day period including two days before and after April 26, 2004, the date the Company renegotiated the purchase price with the sellers. As of June 30, 2004, the Company had paid $9,438 of the cash consideration and had not yet issued the required shares of common stock due to a dispute regarding the determination of the final purchase price. As of June 30, 2004, the Company has recorded $7,512 as a current liability and $630 as a long-term other liability for the expected remaining purchase price payable to the former TGS shareholders.

The terms of the stock purchase agreement require an adjustment to the purchase price based on a measure of net assets as of the acquisition date, May 6, 2004. Based on the provisions of the agreement, the Company believes that it is entitled to a $1,300 reduction in the purchase price, a position that the former shareholders of TGS dispute. As a result, the final purchase price for TGS has not been determined as of June 30, 2004. As of June 30, 2004, the Company has recorded a total TGS purchase price of $19,302, reflecting the $1,300 expected reduction to the purchase price and including $1,722 of transaction costs directly related to the acquisition.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Accounts receivable	$1,315
Property and equipment	287
Other assets	1,179
Acquired intangible assets (customer relationships, completed technology and licensing agreement)	3,520
Goodwill	19,142
Current liabilities	(5,022)
Short-term notes payable (1)	(897)
Deferred tax liabilities, net	(222)

$19,302

(1)	Short-term notes amount was repaid subsequent to the acquisition date.

The amortization period for the acquired intangible assets subject to amortization is five years. The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes.

The pro forma statements reflecting the operating results of TGS and the Company as if TGS had been acquired as of July 1, 2003 would not differ materially from the operating results of the Company as reported.

Advanced Radio Corporation

On June 1, 2004, Mercury completed its acquisition of Advanced Radio Corporation (ARC). ARC is a developer of radio frequency (RF) products used in signals intelligence (SIGINT) applications and commercial opportunities such as wireless infrastructure testing. The total purchase price of $6,760 consisted of $6,603 in cash plus $157 of transaction costs directly related to the acquisition. The transaction also includes contingent payments of up to an aggregate of $1,500 payable over three years, which will be treated as compensation expense if and as it is incurred. The Company believes that the acquisition will expand the breadth of the Company’s product offerings in the DEG markets. For this reason, the purchase price exceeds the fair value of net tangible and intangible assets, resulting in goodwill. The results of ARC’s operations have been included in the Company’s consolidated financial statements since June 1, 2004.

The purchase price was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Other assets	$76
Property and equipment	82
Inventory	299
Acquired intangible assets (completed technology)	770
Deferred tax assets, net	131
Goodwill	5,642
Current liabilities	(339)
Short-term notes payable (2)	(401)
In-process research and development	500

$6,760

(2)	Short-term notes amount was repaid subsequent to the acquisition date.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma statements reflecting the operating results of ARC as if ARC had been acquired as of July 1, 2003 would not differ materially from the operating results of the Company as reported.

The amortization period for the acquired intangible assets subject to amortization is five years. The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes.

In connection with the acquisition of ARC, the Company obtained an appraisal of the fair value of its intangible assets. This appraisal valued at $500 in-process research and development (IPR&D) of two projects for the development of new products and technologies. Because the technological feasibility of these products under development had not been established and no future alternative uses existed, the purchased IPR&D was expensed at the acquisition date and recorded in selling, general and administrative expense in the consolidated statement of operations. The value of the purchased IPR&D was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion.

H.    Goodwill and Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
JUNE 30, 2004
Completed technology	$5,316	$(1,794)	$3,522	4.4 years
Customer relationships	1,710	(56)	1,654	5.0 years
Licensing agreement	365	(12)	353	5.0 years

	$7,391	$(1,862)	$5,529

JUNE 30, 2003
Completed technology	$3,100	$(968)	$2,132	4.0 years
Licensing agreement	300	(93)	207	4.0 years

	$3,400	$(1,061)	$2,339

Aggregate amortization expense related to acquired intangible assets for the fiscal years ended June 30, 2004, 2003 and 2002 was $914, $850 and $212, respectively. Estimated future amortization expense for acquired intangible assets remaining at June 30, 2004 is $1,649 for fiscal 2005, $1,438 for fiscal 2006, $857 for fiscal 2007, $857 for fiscal 2008 and $728 for fiscal 2009.

During the year ended June 30, 2004, the Company recorded a $185 impairment charge upon the Company’s cease of use and abandonment of an acquired licensing agreement, which had an original cost basis of $300. The impaired asset was related to the Defense Electronics Group segment of the Company.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in goodwill, presented by reportable segment, were as follows:

	Defense Electronics Group	Imaging and Visualization Solutions Group	Total
JUNE 30, 2002 balance	$4,225		$4,225

JUNE 30, 2003 balance	$4,225		4,225

Goodwill recorded during year	5,642	$19,142	24,784

JUNE 30, 2004 balance	$9,867	$19,142	$29,009

In accordance with SFAS No. 142, the Company performed an annual assessment for impairment of its goodwill in the third quarter of fiscal 2004 for the goodwill related to the Myriad Logic acquisition and concluded that no impairment existed.

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

PURCHASE COMMITMENTS

As of June 30, 2004, the Company has entered into non-cancelable purchase commitments primarily for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $12,947.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under operating leases expiring in various years through 2009. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. Rental expense during the years ended June 30, 2004, 2003 and 2002 was $1,100, $930 and $834, respectively. Minimum lease payments under these operating leases are as follows:

Year Ending June 30,
2005	$1,142
2006	883
2007	628
2008	222
2009	114
Thereafter	256

Total minimum lease payments	$3,245

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

J.    Notes Payable

Notes payable consisted of the following:

	June 30,
	2004	2003
Notes payable	$136,775	$12,317
Less: current portion	948	718

	$135,827	$11,599

On November 3, 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes are collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes contain certain covenants, which, among other provisions, require the Company to maintain a specified minimum net worth. The Mortgage Notes also include significant prepayment penalties. The Company was in compliance with all covenants of the mortgage note agreements as of June 30, 2004. The outstanding principal amount on the Mortgage Notes was $11,599 at June 30, 2004 and $12,317 at June 30, 2003.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 29, 2004, the Company completed a private offering of $125,000 aggregate principal amount of Convertible Senior Notes (the Notes), which mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The Notes are unsecured, rank equally in right of payment to the Company’s existing and future senior debt, and do not subject the Company to any financial covenants.

The Notes are convertible into shares of the Company’s common stock contingent upon the occurrence of specified events. At the option of the holder, the Notes may be converted if, on or prior to May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter. In addition, the Notes may be converted if, on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if, at any time prior to May 1, 2019, the average trading price of the Notes in a five-day consecutive trading period was less than $29.63. The initial conversion rate is 33.0797 shares per each $1,000 principal amount of Notes, subject to adjustment in certain circumstances, yielding an initial conversion price of $30.23 per share. As of June 30, 2004, no circumstances existed and no events had occurred that made the Notes convertible.

Upon certain events involving a change in control of the Company, the holders of the Notes may elect to convert the Notes or require the Company to repurchase the Notes. The holders may also require the Company to repurchase the Notes, in whole or in part, on May 1, 2009, 2014 or 2019 or if the Company’s common stock is neither listed nor approved for trading on specified markets.

At its option, the Company may redeem any of the Notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the year ended June 30, 2004, additional interest expense from the amortization of these deferred financing costs totaled $137. At June 30, 2004, the unamortized balance of deferred financing costs totaled approximately $3,974.

Principal payments under the Mortgage Notes and the Notes are scheduled to be paid as follows:

Year Ending June 30,
2004	$948
2005	830
2006	893
2007	960
2008	1,033
Thereafter	132,111

$136,775

K.    Stockholders’ Equity

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STOCK OPTION PLANS

The Company has five stock option plans. The 1982, 1991, 1993 and 1998 Stock Option Plans (the Plans) provide for the granting of options to purchase an aggregate of not more than 2,050,000 shares of the Company’s common stock to employees and directors none of which were available for future grant as of June 30, 2004. Under these Plans, options are granted at not less than the fair value of the stock on the date of grant. The terms of the options are established by the Board on an individual basis. The options generally vest over periods of three to five years and have a term of 10 years. As of June 30, 2004, the 1982, 1991, 1993 and 1998 Stock Option plans had been terminated as to any future issuances of stock options.

The 1997 Stock Option Plan (the 1997 Plan), as amended, provides for the granting of options to purchase an aggregate of not more than 7,650,000 shares of the Company’s common stock and authorizing the issuance of up to 100,000 shares of our common stock pursuant to restricted stock grants. The 1997 Plan provides for the grant of non-qualified and incentive stock options to employees and non-employees. All stock options are granted at a price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of four to five years and have a maximum term of 10 years. There were 1,836,987 shares available for future grant under the 1997 Plan at June 30, 2004.

The following table summarizes activity of the Company’s stock plans since June 30, 2001:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted
Outstanding at June 30, 2001	3,044,039	$20.10

Granted	1,150,960	32.87	$23.75
Exercised	(405,000)	8.12
Canceled	(126,360)	19.16

Outstanding at June 30, 2002	3,663,639	25.46

Granted	950,000	19.69	$14.09
Exercised	(156,192)	10.81
Canceled	(234,681)	29.43

Outstanding at June 30, 2003	4,222,766	24.52

Granted	996,030	22.06	$15.08
Exercised	(238,074)	11.00
Canceled	(447,227)	29.29

Outstanding at June 30, 2004	4,533,495	$24.18

During the year ended June 30, 2004, the Company issued 300,445 shares of common stock out of treasury stock for the exercise of stock options and employee stock purchase plans. During the year ended June 30, 2003, upon the exercise of stock options, the Company issued 89,125 shares out of authorized and unissued shares and 67,067 shares out of treasury stock. During the year ended June 30, 2003, the Company issued 70,542 shares of common stock out of treasury stock for the exercise of shares related to the employee stock purchase plan.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to the stock options outstanding as of June 30, 2004 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.00 - $16.45	842,172	4.72	$9.74	724,116	$8.91
$17.00 - $19.03	1,032,608	8.32	$18.88	226,158	$18.40
$19.48 - $26.60	796,335	7.96	$23.43	352,186	$23.76
$26.75 - $29.80	790,078	7.69	$28.40	371,141	$28.52
$30.06 - $40.85	791,902	6.87	$35.04	512,534	$34.77
$42.00 - $52.00	280,400	6.40	$46.70	228,300	$46.80

$2.00 - $52.00	4,533,495	7.11	$24.18	2,414,435	$24.05

Options for the purchase of 1,808,705 and 1,104,818 shares were exercisable at June 30, 2003 and 2002, respectively, with weighted-average exercise prices of $22.53 and $18.08.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. During the two offerings in fiscal 2004, the Company issued 35,421 and 26,950 shares of common stock to employees who participated in the plan at prices of $15.62 and $21.08, respectively. During the two offerings in fiscal 2003, the Company issued 34,808 and 35,734 shares of common stock to employees who participated in the plan at prices of $17.64 and $15.47, respectively. During the two offerings in fiscal 2002, the Company issued 18,053 and 32,626 shares of common stock at prices of $33.24 and $17.59, respectively. Shares available for future purchase under the ESPP totaled 190,105 at June 30, 2004.

STOCK REPURCHASE PROGRAM

In January 2002, the Board of Directors authorized a stock repurchase program to acquire up to $35,000 in Company stock; the program was completed by June 30, 2002. During fiscal 2003, the Board of Directors authorized the Company to purchase an additional $25,000 of the Company’s common stock, of which $14,861 is available for future repurchases as of June 30, 2004. Repurchased shares will become authorized but unissued shares. No purchases were made during the year ended June 30, 2004. During the years ended June 30, 2003 and 2002, the Company purchased approximately 387,000 and 1,144,000 shares of common stock, respectively, for a total cost of $45,132.

In July 2004, the Company’s Board of Directors extended the share repurchase program through December 2005 and approved an increase in the authorized repurchase program, bringing the total authorized dollar amount for repurchase currently available to approximately $25,000.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.    Income Taxes

The components of income before income taxes and income tax expense (benefit) were as follows:

	Years Ended June 30,
	2004	2003	2002
Income before income taxes:
United States	$32,357	$31,678	$20,638
Foreign	(124)	1,192	1,345

	$32,233	$32,870	$21,983

Income tax expense (benefit):
Federal:
Current	$8,884	$9,023	$5,848
Deferred	69	549	(418)

	8,953	9,572	5,430
State:
Current	1,744	820	547
Deferred	(1,492)	(592)	(302)

	252	228	245
Foreign - current	143	393	480

	$9,348	$10,193	$6,155

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Years Ended June 30,
	2004	2003	2002
Income taxes at federal statutory rates	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.7	2.7	2.6
Research and development credits	(7.4)	(7.2)	(5.9)
Tax-exempt interest income	(1.3)	(1.3)	(3.6)
Extraterritorial income exclusion	(1.6)	(0.8)	(1.0)
Other	1.6	2.6	0.9

	29.0%	31.0%	28.0%

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net deferred tax assets were as follows:

	June 30,
	2004	2003
Deferred tax assets:
Receivable allowances and inventory valuations	$1,855	$1,844
Accrued compensation	2,288	1,853
Property and equipment depreciation	622	216
State research and development tax credit carryforwards	3,149	1,701
Deferred compensation	423	286
Net operating loss and research and development credit carryforwards of acquired businesses	3,672	—
Other temporary differences	—	1,081

	12,009	6,981
Valuation allowance	(2,210)	—

Total deferred tax assets	9,799	6,981
Deferred tax liabilities:
Acquired intangible assets	(2,040)	(882)
Other temporary differences	(328)	—

Total deferred tax liabilities	(2,368)	(882)

Net deferred tax assets	$7,431	$6,099

In fiscal 2004, the Company recorded deferred tax assets of $3,672, and deferred tax liabilities of $1,553 in connection with the acquisitions of TGS and ARC. As of the TGS acquisition date and as of June 30, 2004, management believed that it was more likely than not that the net deferred tax assets acquired in the TGS acquisition will not be realized due to uncertainties surrounding the timing and amounts of future taxable income of TGS. Accordingly, the Company established a valuation allowance of $2,018 upon the TGS acquisition and recorded a valuation allowance of $192 subsequent to the acquisition. If the Company realizes any tax benefit related to future utilization of the acquired TGS deferred tax assets, the Company is obligated to pay the cash amount of such tax benefits to the sellers of TGS. Accordingly, no tax benefit would be recorded in the Company’s statements of operations.

The Company did not establish any valuation allowance for the deferred tax assets acquired upon the ARC acquisition, as such tax assets are expected to be realized in combination with Mercury’s future taxable income. Our ability to use the net operating loss carryforwards may be limited under U.S tax laws, specifically section 382 of the Internal Revenue Code.

At June 30, 2004, the Company had net operating loss and research and development credit carryforwards of $8,132 and $715, respectively, which will expire between 2007 and 2021. At June 30, 2004, the Company had state research and development credit carryforwards of $4,844, which begin to expire in 2015.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $2,600 and $2,400 at June 30, 2004 and 2003, respectively.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.    Employee Benefit Plan

The Company maintains a qualified 401(k) plan. The 401(k) plan covers employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. During fiscal 2004, 2003 and 2002, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for contributions related to the 401(k) plan was $736, $1,396, and $1,206 during the years ended June 30, 2004, 2003 and 2002, respectively.

The Company has a deferred compensation plan that allows eligible employees to defer up to 35% of their total compensation. The employee may elect to receive his or her account balance as a lump sum payment or as an annuity to be paid over a period not to exceed 10 years beginning upon retirement or termination of employment. At June 30, 2004 and 2003, the Company had a liability of $1,122 and $759, respectively, relating to amounts owed under the deferred compensation plan.

N.    Operating Segment and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has three operating and reportable segments: Defense Electronics Group, Imaging and Visualization Solutions Group and OEM Solutions Group. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

The accounting policies of the reportable segments are the same as those described in Note B, Summary of Significant Accounting Policies. Asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense Electronics Group	Imaging and Visualization Solutions Group	OEM Solutions Group	Corporate and Other	Total
YEAR ENDED JUNE 30, 2004
Net revenues	$125,955	$32,899	$26,741	$—	$185,595
Income (loss) from operations (1)	67,344	12,285	7,275	(55,299)	31,605
Depreciation/amortization expense	1,566	182	284	5,374	7,406

YEAR ENDED JUNE 30, 2003
Net revenues	$124,121	$35,742	$20,379	$—	$180,242
Income (loss) from operations (1)	62,220	15,843	5,107	(57,340)	25,830
Depreciation/amortization expense	1,769	79	276	6,088	8,212

YEAR ENDED JUNE 30, 2002
Net revenues	$98,182	$41,449	$10,484	$—	$150,115
Income (loss) from operations (1)	52,345	17,082	(625)	(54,224)	14,578
Depreciation/amortization expense	459	115	172	6,340	7,086

(1)	Income (loss) from operations of each reporting segment excludes the effects of substantially all research and development expenses and other unallocated operating expenses that cannot be specifically identified with a reporting segment, all of which are reflected in the Corporate and Other category.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign revenue and long-lived assets represent less than 10% of the Company’s total revenue and total long-lived assets as of or for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

Customers comprising 10% or more of the Company’s revenues for the years shown below are as follows:

	Years Ended June 30,
	2004	2003	2002
Customer A (Defense Electronics Group)	12%	*	*
Customer B (Defense Electronics Group)	11%	11%	*
Customer C (Imaging and Visualization Solutions Group)	11%	12%	16%
Customer D (Defense Electronics Group)	*	10%	12%
Customer E (Defense Electronics Group)	*	12%	12%

(*)	Indicates that the amount is less than 10% of the Company’s revenues for the respective year.

O.    Gain on Sales of Division and Joint Venture

On January 18, 2000, the Company completed the sale of its Shared Storage Business Unit (SSBU) to IBM. Payments were structured with an initial payment of $4,500 (excluding $1,000 to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1,600, including principal and interest. The quarterly payments were contingent upon IBM’s continued use of the technology. If IBM defaulted, Mercury had the right to recover the assets, including a patent and other intellectual property. The Company recorded contingent payments as gains when received. The Company recognized gains of $5,800 and $6,400 for the years ended June 30, 2003 and 2002, respectively. The Company received the final payments due from IBM for the sale of the SSBU in March 2003.

On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation. The Company received no proceeds and recorded a $78 gain related to the sale of the joint venture interest during the quarter ended March 31, 2002.

P.    Equity Loss in Joint Venture

On September 1, 1999, the Company formed AgileVision LLC, a joint venture with the Sarnoff Corporation. The intent of the venture was to use Mercury’s technology in the design, development and delivery of products and solutions expected to reduce the cost of digital TV infrastructure for the broadcast and cable markets. During the year ended June 30, 2002, the Company recognized a loss of $1,752 related to the operations of AgileVision. On February 8, 2002, the Company sold its entire interest in the AgileVision joint venture to Leitch Technology Corporation.

Q.    Related Party Transactions

A former member of the Company’s Board of Directors, who resigned his membership in September 2003, is a corporate officer of KLA-Tencor Corporation (KLA-Tencor). In the ordinary course of business, KLA-Tencor purchases products from the Company. In fiscal 2004, 2003 and 2002, revenues recognized by the Company from KLA-Tencor were $17,693, $8,924 and $2,735, respectively. As of June 30, 2004 and 2003, $5,831 and $471, respectively, were included in accounts receivable, representing amounts due from KLA-Tencor for purchases of the Company’s products. As of June 30, 2004 and 2003, the Company had no amounts payable to KLA-Tencor.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1996, the Company entered into a contract with NDC Development Associates, Inc. (Northland) to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of the Company’s chief executive officer. In January 2003, to assist with the design, permitting activities and oversight of the construction of a new facility, the Company entered into another agreement with Northland. The Company paid Northland fees of $251, $201 and $83 for fiscal 2004, 2003 and 2002, respectively. The Company owed no amounts to Northland as of June 30, 2004. As of June 30 2003, $25 was included in accounts payable for amounts owed to Northland.

The Company has arrangements with other parties that do not meet the technical disclosure requirements of related parties and are not material in the aggregate. These individual arrangements either fall under reporting thresholds or are with non-immediate family members of executive officers of the Company.

R.    Workforce Reduction

In the fourth quarter of fiscal 2003, as part of the Company’s cost cutting measures, the Company recorded charges approximating $1,400 relating to the termination of 42 employees across all functional groups. The workforce reduction charges were reflected in the Company’s consolidated statement of operations for the year ended June 30, 2003 as follows: $400 in cost of revenues, $600 in selling, general and administrative expense and $400 in research and development expense. The workforce reduction charges were attributable to the Company’s reportable segments as follows: $338 for DEG, $46 for OSG and $1,004 for Corporate and Other. The accrual for severance and benefits related to workforce reductions is reflected in accrued compensation on the Company’s balance sheet. As of June 30, 2004, all amounts related to this workforce reduction had been paid. Activity in the workforce reduction accrual is summarized as follows:

Severance and Benefits
Fourth quarter fiscal 2003 provision	$1,388
Cash payments	(298)

Balance at June 30, 2003	1,090
Cash payments	(1,090)

Balance at June 30, 2004	$—

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

2004 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$40,521	$40,557	$45,386	$59,131
Cost of revenues	14,539	13,686	15,443	16,869

Gross profit	25,982	26,871	29,943	42,262

Operating expenses:
Selling, general and administrative	12,796	12,746	12,483	16,780
Research and development	8,734	8,877	9,172	11,865

Total operating expenses	21,530	21,623	21,655	28,645

Income from operations	4,452	5,248	8,288	13,617
Interest income	429	450	455	702
Interest expense	(223)	(224)	(217)	(777)
Other income (expense), net	116	(78)	66	(71)

Income before income taxes	4,774	5,396	8,592	13,471
Provision for income taxes	1,480	1,672	2,289	3,907

Net income	$3,294	$3,724	$6,303	$9,564

Net income per common share:
Basic	$0.16	$0.18	$0.30	$0.45

Diluted	$0.15	$0.17	$0.29	$0.44

2003 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$39,407	$47,665	$48,697	$44,473
Cost of revenues	13,746	16,573	16,804	14,925

Gross profit	25,661	31,092	31,893	29,548

Operating expenses:
Selling, general and administrative	12,561	13,905	13,415	14,100
Research and development	9,124	9,726	9,919	9,614

Total operating expenses	21,685	23,631	23,334	23,714

Income from operations	3,976	7,461	8,559	5,834
Interest income	481	502	434	438
Interest expense	(236)	(233)	(228)	(226)
Gain on sale of division and joint venture	1,600	1,600	2,600	—
Other income (expense), net	138	26	32	112

Income before income taxes	5,959	9,356	11,397	6,158
Provision for income taxes	1,847	2,901	3,533	1,912

Net income	$4,112	$6,455	$7,864	$4,246

Net income per share:
Basic	$0.19	$0.30	$0.37	$0.20

Diluted	$0.19	$0.29	$0.35	$0.20

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its Principal Executive Officer and Principal Financial Officer, respectively) regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within the Company and its consolidated subsidiaries. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Special Meeting of Stockholders in lieu of the 2004 Annual Meeting of Stockholders (the Stockholders Meeting).

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(IN THOUSANDS)

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS			DEDUCTIONS		BALANCE AT END OF PERIOD
		CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS (1)
Allowance for Doubtful Accounts
2004	$500	$—		$—		$—	$500
2003	$792	$(292)		$—		$—	$500
2002	$600	$200		$—		$(8)	$792
Deferred Tax Asset Valuation Allowance
2004	$—	$192		$2,018	$		$2,210
2003	$—	$—	$			$—	$—
2002	$—	$—	$			$—	$—

(1)	Amount represents valuation allowance for net deferred tax assets acquired in the TGS acquisition established as of the acquisition date.

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page [72], which is incorporated herein by reference.

(b)	Reports on Form 8-K

On April 13, 2004, the Company filed a Current Report on Form 8-K, dated April 12, 2004, announcing its agreement to purchase the TGS Group.

On April 15, 2004, the Company furnished a Current Report on Form 8-K, dated the same date, regarding its earnings press release for the quarter ended March 31, 2004.

On April 20, 2004, the Company filed a Current Report on Form 8-K, dated the same date, announcing commencement of a private offering of convertible senior notes.

On April 22, 2004, the Company filed a Current Report on Form 8-K, dated the same date, announcing the pricing of its private offering of convertible senior notes.

On April 23, 2004, the Company filed a Current Report on Form 8-K, dated the same date, announcing the exercise of an over-allotment option with respect to the convertible senior notes.

On May 11, 2004, the Company filed a Current Report on Form 8-K, dated April 29, 2004, regarding the completion of its private offering of convertible senior notes.

On June 24, 2004, the Company furnished a Current Report on Form 8-K, dated the same date, regarding its presentation at the William Blair 24th Annual Growth Stock Conference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 10, 2004.

/s/ ROBERT E. HULT
Robert E. Hult
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER [PRINCIPAL FINANCIAL OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ JAMES R. BERTELLI James R. Bertelli	President, Chief Executive Officer and Director (principal executive officer)	September 10, 2004

/s/ ROBERT E. HULT Robert E. Hult	Senior Vice President and Chief Financial Officer (principal financial officer)	September 10, 2004

/s/ JOSEPH M. HARTNETT Joseph M. Hartnett	Vice President and Chief Accounting Officer	September 10, 2004

/s/ GORDON B. BATY Gordon B. Baty	Director	September 10, 2004

/s/ ALBERT P. BELLE ISLE Albert P. Belle Isle	Director	September 10, 2004

/s/ RUSSELL K. JOHNSEN Russell K. Johnsen	Director	September 10, 2004

/s/ SHERMAN N. MULLIN Sherman N. Mullin	Director	September 10, 2004

/s/ LEE C. STEELE Lee C. Steele	Director	September 10, 2004

/s/ RICHARD P. WISHNER Richard P. Wishner	Director	September 10, 2004

/s/ GEORGE W. CHAMILLARD George W. Chamillard	Director	September 10, 2004

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Organization, as amended (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2002)

3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2002)

4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

4.2	Indenture, dated April 29, 2004, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-23599))

4.3	Form of 2% Convertible Senior Note due 2024 (included as part of Exhibit 4.2)

4.4	Registration Rights Agreement, dated April 29, 2004 between the Company and the Initial Purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-23599))

10.1	1982 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.2	1991 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.3	1993 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.4	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2003)

10.5	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999)

10.6	1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.7	Purchase and Sale Agreement, dated November 8, 1996, between Corcoran Chelmsford & Associates and Northland Development Corporation (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.8#	Term Purchase Agreement, dated July 25, 1995, between the Company and Analog Devices, Inc. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.9#	Risk Reproduction Agreement, dated March 20, 1996, between the Company and LSI Logic Corporation (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.10#	Purchase Offer Agreement for OEM Manufacturer, dated February 16, 1995, between the Company & IBM Microelectronics Division (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.11	Quitclaim Deed, dated October 1, 1997, executed by Corcoran Chelmsford & Associates Limited Partnership (incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

ITEM NO.	DESCRIPTION OF EXHIBIT
10.12	Purchase and Sale Agreement for 199 Riverneck Road, Chelmsford, Massachusetts (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1998)

10.13	Quitclaim Deed for 199 Riverneck Road, Chelmsford, Massachusetts (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1998)

10.14	199 Riverneck LLC $6,850,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999)

10.15	201 Riverneck LLC $7,650,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999)

10.16	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003)

10.17	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2003.)

12.1*	Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Form 10-K.
#	Confidential treatment granted.
+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.