Form 10-Q
period 2004-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2004-11-01
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s classes of common stock as of October 29, 2004:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,053,022

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,076	$148,995
Marketable securities	61,201	54,898
Accounts receivable, net of allowance of $500	30,759	41,609
Inventory	11,793	10,746
Deferred tax assets, net	3,819	3,819
Prepaid expenses and other current assets	4,091	5,370

Total current assets	236,739	265,437
Marketable securities	54,218	34,391
Property and equipment, net	25,972	25,866
Goodwill	28,963	29,009
Acquired intangible assets, net	5,113	5,529
Deferred tax assets, net	3,612	3,612
Other assets	8,880	5,894

Total assets	$363,497	$369,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,169	$10,884
Accrued expenses	10,148	5,715
Accrued compensation	9,196	13,147
Amounts payable for acquisition	7,512	7,512
Notes payable	990	948
Deferred revenues and customer advances	5,847	5,851
Income taxes payable	3,564	6,922

Total current liabilities	46,426	50,979
Notes payable	135,643	135,827
Deferred compensation	1,140	1,122
Other long-term liabilities	870	953

Total liabilities	184,079	188,881
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 21,053,022 and 22,355,501 shares issued at September 30, 2004 and June 30, 2004, respectively; and 21,053,383 and 21,288,855 shares outstanding at September 30, 2004 and June 30, 2004, respectively	210	223
Additional paid-in capital	15,847	53,882
Treasury stock, at cost, no shares and 1,066,646 shares at September 30, 2004 and June 30, 2004, respectively	—	(31,336)
Retained earnings	163,006	157,908
Accumulated other comprehensive income	355	180

Total stockholders’ equity	179,418	180,857

Total liabilities and stockholders’ equity	$363,497	$369,738

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended September 30,
	2004	2003
Net revenues	$54,982	$40,521
Cost of revenues	19,464	14,539

Gross profit	35,518	25,982
Operating expenses:
Selling, general and administrative	16,023	12,796
Research and development	11,522	8,734

Total operating expenses	27,545	21,530

Income from operations	7,973	4,452
Interest income	994	429
Interest expense	(1,054)	(223)
Other income (expense), net	(189)	116

Income before income taxes	7,724	4,774
Income tax provision	2,626	1,480

Net income	$5,098	$3,294

Net income per share:
Basic	$0.24	$0.16

Diluted	$0.23	$0.15

Weighted average shares outstanding:
Basic	21,178	21,002

Diluted	21,916	21,580

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND IN THOUSANDS)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,098	$3,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,050	1,916
Impairment of acquired intangible asset	—	185
Stock-based compensation	—	176
Tax benefit from stock options	274	64
Changes in operating assets and liabilities
Accounts receivable	10,821	3,589
Inventory	(1,046)	2,252
Prepaid expenses and other current assets	1,277	1,789
Other assets	412	(115)
Accounts payable and accrued expenses	(4,270)	(3,355)
Deferred revenues and customer advances	(4)	(161)
Other liabilities	(84)	—
Income taxes payable	(3,355)	(472)

Net cash provided by operating activities	11,173	9,162

Cash flows from investing activities:
Purchases of marketable securities	(33,308)	(3,000)
Sales and maturities of marketable securities	7,116	5,319
Purchases of property and equipment	(1,707)	(1,011)

Net cash (used in) provided by investing activities	(27,899)	1,308

Cash flows from financing activities:
Proceeds from exercise of stock options	867	375
Purchases of common stock	(7,844)	—
Payments of principal under notes payable	(178)	(174)

Net cash (used in) provided by financing activities	(7,155)	201

Effect of exchange rate changes on cash and cash equivalents	(38)	21

Net (decrease) increase in cash and cash equivalents	(23,919)	10,692
Cash and cash equivalents at beginning of year	148,995	27,158

Cash and cash equivalents at end of year	$125,076	$37,850

Cash paid during the period for:
Interest	$460	$224
Income taxes	$5,727	$1,831

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

B.    Basis of Presentation

The accompanying financial data as of September 30, 2004 and for the three months ended September 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2004, results of operations for the three months ended September 30, 2004 and 2003, and cash flows for the three months ended September 30, 2004 and 2003 have been made. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended September 30,
	2004	2003
Net income as reported	$5,098	$3,294
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	3,425	4,132

Pro forma net income (loss)	$1,673	$(838)

Earnings (loss) per share:
Basic – as reported	$0.24	$0.16
Basic – pro forma	$0.08	$(0.04)

Diluted – as reported	$0.23	$0.15
Diluted – pro forma	$0.08	$(0.04)

The weighted average grant-date fair values for options granted during the three months ended September 30, 2004 and 2003 were $15.93 and $13.17, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2004	2003
Option life	6 years	6 years
Risk-free interest rate	4.0%	3.5%
Stock volatility	73%	77%
Dividend rate	0%	0%

The weighted-average fair value of stock purchase rights granted as part of the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended September 30, 2004 and 2003 was $5.42 and $4.85, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2004	2003
Option life	6 months	6 months
Risk-free interest rate	2.0%	0.96%
Stock volatility	33%	57%
Dividend rate	0%	0%

D.    Inventory

	September 30, 2004	June 30, 2004
Raw materials	$3,313	$1,698
Work in process	5,778	3,272
Finished goods	2,702	5,776

Total	$11,793	$10,746

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Net income	$5,098	$3,294

Shares used in computation of net income per share—basic	21,178	21,002
Potential dilutive common shares:
Stock options	738	578

Shares used in computation of net income per share—diluted	21,916	21,580

Net income per share—basic	$0.24	$0.16

Net income per share—diluted	$0.23	$0.15

Options to purchase 1,931,375 and 2,416,133 shares of common stock were not included in the calculation of diluted net income per share for the three months ended September 30, 2004 and 2003, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods and therefore would be antidilutive.

F.    Recent Accounting Pronouncements

In September 2004, the FASB announced that it had reached a final consensus with respect to Emerging Issue Task Force 04-8 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The FASB’s final consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 will be effective for all periods ending after December 15, 2004 and will require the Company to include an additional 4,134,962 shares, using the if-converted method (under which net income would also be adjusted to exclude imputed interest expense, net of tax), in the Company’s computation of diluted earnings per share for the three-month and six-month periods ending December 31, 2004. The consensus will require the Company to show the effect of the if-converted shares on the prior period earnings per share for comparative purposes.

G.    Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended September 30,
	2004	2003
Net income	$5,098	$3,294
Other comprehensive income (loss):
Foreign currency translation adjustments	113	61
Change in unrealized loss on marketable securities	62	(4)

Other comprehensive income	175	57

Total comprehensive income	$5,273	$3,351

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

The accounting policies of the business segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Asset information by reportable segment is not reported because the Company does not produce such information internally.

In the first quarter of fiscal 2005, the Company began reporting its operating segment results on a fully allocated basis. Segment information for the prior period has been reclassified to conform to the current presentation. The following is a summary of the Company’s operations by reportable segment:

	Defense Electronics Group	Imaging and Visualization Solutions Group	OEM Solutions Group	Total
THREE MONTHS ENDED SEPTEMBER 30, 2004:
Sales to unaffiliated customers	$31,005	$10,444	$13,533	$54,982
Income from operations	5,581	551	1,841	7,973
Depreciation and amortization expense	1,298	458	294	2,050

THREE MONTHS ENDED SEPTEMBER 30, 2003:
Sales to unaffiliated customers	$28,782	$7,159	$4,580	$40,521
Income (loss) from operations	4,992	487	(1,027)	4,452
Depreciation and amortization expense	1,424	261	231	1,916

I.    Goodwill and Acquired Intangible Assets

As of September 30, 2004 and June 30, 2004, goodwill of $28,963 and $29,009 was recorded, resulting from the acquisitions of Myriad Logic, Inc., the TGS Group (TGS), and Advanced Radio Corporation (ARC).

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
SEPTEMBER 30, 2004
Completed technology	$5,316	$(2,107)	$3,209	4.4 years
Customer relationships	1,710	(141)	1,569	5.0 years
Licensing agreement	365	(30)	335	5.0 years

	$7,391	$(2,278)	$5,113

JUNE 30, 2004
Completed technology	$5,316	$(1,794)	$3,522	4.4 years
Customer relationships	1,710	(56)	1,654	5.0 years
Licensing agreement	365	(12)	353	5.0 years

	$7,391	$(1,862)	$5,529

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to acquired intangible assets for the three months ended September 30, 2004 and 2003 was $416 and $212, respectively. Estimated future amortization expense for acquired intangible assets remaining at September 30, 2004 is $1,233 for the remainder of fiscal 2005, $1,438 for fiscal 2006, $857 for fiscal 2007 and 2008 and $728 for fiscal 2009.

J.    Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position, results of operations or cash flows.

K.    Stock Repurchase

In July 2004, the Company’s Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25,000. In the first quarter of fiscal 2005, the Company purchased 300,000 shares of common stock for a total cost of $7,844. Approximately $17,156 remained available under the plan for future repurchases as of September 30, 2004.

Effective July 1, 2004, the Massachusetts Business Corporation Act eliminated the use of treasury shares by Massachusetts corporations. As a result, all of the Company’s treasury shares were automatically converted to authorized but unissued shares on July 1, 2004. All future shares repurchased by the Company under the share repurchase program will constitute authorized but unissued shares.

L.    Product Warranty Liability

The Company’s product sales generally include a one-year hardware warranty. At the time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2004 and 2003:

	2004	2003
Beginning balance at June 30	$1,135	$925
Accruals for warranties issued during the period	220	376
Settlements made during the period	(213)	(339)

Ending balance at September 30	$1,142	$962

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements” which involve risks and uncertainties. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “plan,” “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Actual results, performances or achievements may differ materially from the anticipated future results, performances or achievements expressed or implied by these forward-looking statements. Important factors that may cause our actual results to differ from these forward-looking statements include, but are not limited to, those referenced in the section entitled “Factors that May Affect Future Results” in Part I—Item 2 of this Form 10-Q.

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

During the past several years, the majority of our revenue has been generated from sales of our products to the Defense Electronics Group (DEG) market, generally for use in intelligence-gathering electronic warfare systems. Our activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Imaging and Visualization Solutions (IVS) is another primary market that we currently serve. Our computer systems are embedded in magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), and digital X-ray machines. Our remaining revenues are derived from computer systems used in such commercial Original Equipment Manufacturers (OEM) solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

During the first three months of fiscal year 2005, revenues increased by $14.5 million compared to the same period in fiscal 2004, primarily as a result of a $9.0 million increase in our OEM Solutions revenues and growth in both the DEG and IVS business units, as well as $1.7 million of revenues associated with the acquisition of the TGS Group (TGS). Operating expenses increased $6.0 million from the same period last year primarily due to $4.7 million of additional operating expenses associated with the acquisition of the TGS and Advanced Radio Corporation (ARC), which were completed in the fourth quarter of fiscal 2004. Operating expenses as a percentage of revenues decreased to 50% for the three months ended September 30, 2004 as compared to 53% for the same period in fiscal 2004, primarily as a result of revenues increasing 36% from period to period. We continue to monitor key operating metrics in order to maintain an appropriate operating expense cost structure relative to our revenue growth expectations.

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

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for bad debts, warranties, contingencies, litigation, and the valuation of inventory, long-lived assets, goodwill, and income tax assets. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Changes in our estimates from period to period, such as changes in assumptions underlying our estimates, may have a material impact on our financial condition or results of operations. Similarly, using the ends of the range of reasonably possible amounts that we determined in formulating our estimate, rather than the reported estimate, may have a material impact on our financial condition or results of operations. However, during the past three fiscal years, such changes in our estimates, including those related to accounts receivable and inventory valuation and to warranty cost accruals, have not had a material impact on our overall financial performance or on any individual line item in our financial statements.

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

Income Tax Assets

We evaluate the realizability of our deferred tax assets on a quarterly basis and assess the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. Except for deferred tax assets acquired in the TGS acquisition, we believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income; however, there can be no assurance that we will be able to meet our expectations of future income. We have provided a valuation allowance against the deferred tax assets acquired in the TGS acquisition.

Warranty Accrual

Our product sales include a one-year hardware warranty. At the time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended September 30,
	2004	2003
Revenues	100%	100%
Cost of revenues	35.4	35.9

Gross margin	64.6	64.1
Operating expenses:
Selling, general and administrative	29.1	31.6
Research and development	21.0	21.5

Total operating expenses	50.1	53.1
Income from operations	14.5	11.0
Other income (expense), net	(0.5)	0.8

Income before income taxes	14.0	11.8
Income tax provision	4.7	3.7

Net income	9.3%	8.1%

REVENUES

Total revenues increased by $14.5 million or 36% to $55.0 million for the three months ended September 30, 2004 compared to $40.5 million during the same period in fiscal 2004. Revenues by segment as a percentage of total revenues are as follows:

	Three Months Ended September 30,
	2004	2003
Defense Electronics Group	56%	71%
Imaging and Visualization Solutions Group	19	18
OEM Solutions Group	25	11

Total revenues	100%	100%

DEG revenues increased by $2.2 million or 8% to $31.0 million for the three months ended September 30, 2004 compared to $28.8 million during the same period in fiscal 2004. The increase for the three months ended September 30, 2004 was primarily related to a $2.4 million increase in shipments of signal intelligence applications, and a $1.5 million increase in shipments of defense technologies applications, offset by a $1.6 million decrease in shipments for radar applications.

IVS revenues increased $3.3 million or 46% to $10.4 million for the three months ended September 30, 2004 compared to $7.2 million during the same period in fiscal 2004. The increase for the three months ended September 30, 2004 was primarily the result of increased shipments of products for both digital X-ray applications and products for magnetic resonance imaging (MRI) applications of $1.6 million, and $1.7 million of revenues associated with the acquisition of TGS, which was completed in the fourth quarter of 2004.

OEM Solutions Group revenues increased $9.0 million or 195% to $13.5 million for the three months ended September 30, 2004 compared to $4.6 million during the same period in fiscal 2004. The increase in revenues was primarily related to a $7.6 million increase of shipments of semiconductor imaging boards for developing and testing new semiconductors and a $1.4 million increase in shipments of systems for inclusion in baggage scanning applications. Shipments of semiconductor imaging boards represented 83% and 79% of OEM Solutions Group revenues for the three months ended September 30, 2004 and 2003, respectively.

GROSS PROFIT

Gross profit was 64.6% for the three months ended September 30, 2004, an increase of 50 basis points from the 64.1% gross profit achieved in the same period of fiscal 2004. The increase in gross margin is primarily the result of increased revenues which absorbed certain fixed manufacturing costs, partially offset by the decrease of DEG revenues as a percentage of total revenues. DEG revenues generally carry a higher margin than our other operating segments.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 25% or $3.2 million to $16.0 million for the three months ended September 30, 2004 compared to $12.8 million during the same period in fiscal 2004. The increase in selling, general and administrative expenses was primarily the result of an additional $2.9 million of expenses relating to the full quarter effect of the acquisitions completed in the fourth quarter of fiscal 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 32% or $2.8 million to $11.5 million for the three months ended September 30, 2004 compared to $8.7 million during the same period in fiscal 2004. The increase in research and development expenses for the three months ended September 30, 2004 was primarily the result of an additional $1.6 million of expenses relating to the full quarter effect of the acquisitions completed in the fourth quarter of fiscal 2004, as well as an increase in prototype development expenses of approximately $1.4 million.

INTEREST INCOME (EXPENSE), NET

Interest income, net of interest expense for the three months ended September 30, 2004 decreased by $0.3 million to $0.1 million of net expense. The decrease was primarily related to increased interest associated with our issuance of $125.0 million of convertible debt in April 2004.

INCOME TAX PROVISION

We recorded tax provisions during the three months ended September 30, 2004 reflecting a 34% effective tax rate. The increase in the effective tax rate from 29% for the fiscal year ended June 30, 2004 was due to the expiration of the tax credit for research and development. The effective tax rate for all periods is less than the U.S. statutory tax rate of 35% primarily due to state research and development credits, tax-exempt interest, and the extraterritorial income (“ETI”) benefit. We expect our fiscal year 2005 effective tax rate to be approximately 30%, as a result of the tax credit legislation passed in October 2004.

SEGMENT OPERATING RESULTS

Income from operations of the DEG segment increased $0.6 million to $5.6 million for the three months ended September 30, 2004 from $5.0 million for the same period of fiscal 2004. The increase in income from operations of the DEG segment was primarily related to the increase in revenues of $2.2 million.

Income from operations of the IVS segment increased $0.1 million to $0.6 million for the three months ended September 30, 2004 from $0.5 million for the same period of fiscal 2004. The increase in income from operations of the IVS segment was primarily the result of increased revenues for the period, partially offset by the impact of the TGS acquisition.

Income from operations of the OEM Solutions Group segment increased $2.8 million to $1.8 million for the three months ended September 30, 2004 from a loss position of $1.0 million for the same period of fiscal 2004. The increase in income from operations of the OEM segment was primarily a result of the increase in revenues for the three months ended September 30, 2004 of $9.0 million, primarily in the semiconductor market applications.

See Note H to the financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and marketable investments of approximately $240.5 million. During the three months ended September 30, 2004, we generated approximately $11.2 million in cash from operations, compared to $9.2 million generated during the same period of fiscal 2004. The $2.0 million increase in cash generated from operating activities is primarily due to the increase in net income of $1.8 million.

During the three months ended September 30, 2004, our investing activities used cash of $27.9 million, an increase in the use of cash of $29.2 million as compared to the same period last year. The increase in the use of cash for investing activities was due to an increase of net purchases of marketable securities of $28.5 million and an increase in purchases of property and equipment of $0.7 million.

During the three months ended September 30, 2004, our financing activities used cash of $7.2 million, an increase in the use of cash of $7.4 million from the same period in fiscal 2004. The increase in the use of cash for financing activities primarily consisted of $7.8 million cash used for the purchase of our common stock, offset by a $0.5 million increase in proceeds from the exercise of stock options.

In July 2004, our Board of Directors extended our share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25 million. In the first quarter of fiscal 2005, we purchased 300,000 shares at a cost of $7.8 million. Approximately $17.2 million remained available under the plan for future repurchases as of September 30, 2004.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum net worth. The mortgage note agreements also include significant prepayment penalties. We were in compliance with all covenants of the mortgage note agreements as of September 30, 2004.

The terms of our convertible notes contain certain contingent conversion provisions. Under certain circumstances, the notes will be convertible into our common stock at a conversion rate of 33.0797 shares per

$1,000 principal amount of the notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. The notes are convertible into shares of our common stock contingent upon the occurrence of specified events, including if, on or prior to May 1, 2019, the closing price of our common stock is above the initial threshold price of $36.28 for at least 20 trading days in a 30 consecutive trading-day period ending on the eleventh trading day of any fiscal quarter. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, on May 1, 2009, 2014 or 2019, upon a change in control, or if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest.

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2004:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$136,633	$990	$1,773	$2,030	$131,840
Interest due on notes payable	54,717	3,302	6,421	6,102	38,892
Purchase obligations	6,428	6,428	—	—	—
Operating leases	3,505	1,272	1,740	266	227
Amounts payable for acquisition	7,512	7,512	—	—	—
Other long-term liabilities	630		630	—	—
Deferred compensation	1,140	—	—	—	1,140

	$210,565	$19,504	$10,564	$8,398	$172,099

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. As of September 30, 2004, we had $136.6 million of outstanding debt. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, amounts payable for acquisition and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures or any other material commitments aside from operating leases for our facilities and inventory purchase commitments.

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

Additional Information on Stock Option Plans and Grants

Stock Option Program Description

We currently have one active plan under which we grant options: the 1997 Stock Option Plan. We have 70,660 options outstanding as of September 30, 2004, which were issued under previously terminated plans.

Stock option grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with our company. We consider our equity compensation program critical to our operation and productivity. Approximately 77% of our employees participate in our equity compensation program.

Employee and Executive Option Grants

Option grants for the period:

	Three Months Ended September 30, 2004	Year Ended June 30,
		2004	2003
Grants during the period as a percentage of outstanding shares at the end of such period	2.9%	4.7%	4.5%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	23.8%	13.8%	24.4%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.7%	0.6%	1.1%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	22.5%	21.7%	22.0%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers as of June 30, 2004.

Summary of stock option activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
June 30, 2003	4,222,766	$24.52
Grants	996,030	22.06
Exercises	(238,074)	11.00
Cancellations	(447,227)	29.29

June 30, 2004	4,533,495	$24.18
Grants	609,900	23.64
Exercises	(64,167)	13.53
Cancellations	(46,651)	27.40

September 30, 2004	5,032,577	$24.22

As of September 30, 2004, there were 1,273,738 shares available for future option awards.

Summary of in-the-money and out-of-the-money option information

	As of September 30, 2004
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,566,303	$15.68	1,616,270	$21.35	3,182,573	$18.56
Out-of-the-money (1)	1,123,419	$35.06	726,585	$32.26	1,850,004	$33.96

Total options outstanding	2,689,722	$23.78	2,342,855	$24.73	5,032,577	$24.22

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of our common stock of $26.80 as of September 30, 2004.

Options Granted to Named Executive Officers during the three months ended September 30, 2004

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Weighted Average Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
James R. Bertelli	75,000	12.30%	$23.46	7/28/2014	$1,106,540	$2,804,190
Robert D. Becker	18,000	2.95%	$23.46	7/28/2014	$265,570	$673,006
Douglas F. Flood	10,000	1.64%	$23.46	7/28/2014	$147,539	$373,892
Barry S. Isenstein	20,000	3.28%	$23.46	7/28/2014	$295,077	$747,784
Craig Lund	22,000	3.60%	$23.46	7/28/2014	$324,585	$822,562

(1)	Based on a year-to-date total of 609,900 shares subject to options granted to employees and directors under our option plans.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the three months ended September 30, 2004 Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of September 30, 2004:		Values of Unexercised In-the- Money Options as of September 30, 2004: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	—	294,677	213,880	$3,278,536	$1,283,065
Robert D. Becker	—	—	63,017	70,833	$190,476	$324,784
Douglas F. Flood	4,000	$77,168	64,435	57,875	$593,560	$616,908
Barry S. Isenstein	—	—	57,582	57,500	$200,434	$261,400
Craig Lund	—	—	85,980	54,500	$736,356	$244,708

(1)	Option values based on the closing price of our common stock of $26.80 on September 30, 2004.

Equity Compensation Plans

The following table sets forth information as of September 30, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	5,032,577	(b)	$24.22	1,463,843	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	5,032,577		$24.22	1,463,843

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 190,105 shares available for future issuance under the ESPP and 1,273,738 shares available for future issuances under the Company’s 1997 plan. We are no longer permitted to grant options under our 1991, 1993 and 1998 plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the FASB announced that it had reached a final consensus with respect to Emerging Issue Task Force 04-8 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The FASB’s final consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 will be effective for all periods ending after December 15, 2004 and will require us to include an additional 4,134,962 shares, using the if-converted method (under which net income would also be adjusted to exclude imputed interest expense, net of tax) in our computation of diluted earnings per share for the three-month and six-month periods ending December 31, 2004. The consensus will require us to show the effect of the if-converted shares on the prior period earnings per share for comparative purposes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 68%, 69%, and 65% of our total revenues in fiscal 2004, 2003, and 2002, respectively, and approximately 56% of revenues for the quarter ended September 30, 2004. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement our requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction in funding or termination of a government program in which we are involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. Government, a foreign government or one of its respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks, including:

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

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. For the three months ended September 30, 2004, five customers collectively accounted for 67% of our total revenues. In fiscal 2004, Argon Engineering Associates, GE Medical Systems and Northrop Grumman Corporation accounted for 12%, 11% and 11% of our total revenues respectively. Customers in the Defense Electronics Group market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our IVS and OEM Solutions revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major IVS or OEM Solutions Group customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of our IVS revenues for the fiscal years ended 2004, 2003 and 2002. In particular, GE Medical accounted for 60% of our aggregate IVS sales in fiscal 2004, 59% in fiscal 2003 and 57% in fiscal 2002. For the quarter ended September 30, 2004, GE Medical accounted for 50% of our aggregate IVS sales. Similarly, KLA-Tencor accounted for 66% of our total sales in the OEM Solutions

Group market in fiscal 2004, 44% in fiscal 2003 and 26% in fiscal 2002. For the three months ended September 30, 2004, KLA-Tencor accounted for 72% of our total sales in the OEM Solutions Group market. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the IVS and OEM Solutions Group markets. Because it often takes significant time and added cost to replace lost business, it is likely that operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

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

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic, Xilinx and Toshiba for custom-designed ASICs and FPGAs; Motorola and IBM for PowerPC microprocessors; IBM for a specific SRAM; and Arrow and Force Computers for chassis and chassis components. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers were to limit or reduce the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors.

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

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands, France, Germany and Italy. Revenues from international operations accounted for 9%, 7% and 4% of total revenues for fiscal year 2004, 2003 and 2002, respectively, and 7% for the three months ended September 30, 2004. There are risks inherent in transacting business internationally, including:

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

Our future success will depend in part on our ability to enhance current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. Defense Electronics Group customers, in particular, demand frequent technological improvements as a means of gaining military advantage. Military planners have historically funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will secure an adequate number of Defense Electronics Group design wins in the future, that the equipment in which our products are intended to function will eventually be deployed in the field, or that our products will be included in such equipment if it eventually is deployed.

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

In the past, we have benefited from certain tax provisions that have reduced our effective tax rate and cash paid for taxes. One of these benefits, the credit for increasing research activities, expired on June 30, 2004. On October 4, 2004, legislation was passed to retroactively extend this tax credit through December 2005. We have also utilized benefits under the extraterritorial income exclusion, or (ETI) tax regime. The ETI regime was ruled an illegal trade subsidy by the World Trade Organization and, as a result, the European Union imposed trade sanctions against the United States that would have increased substantially over time if the ETI regime were not repealed. On October 22, 2004 legislation was enacted to repeal the ETI regime for transactions entered into after December 31, 2004, subject to a phase-out to allow current beneficiaries to claim reduced ETI benefits for transactions entered into during 2005 and 2006. In addition to the repeal of ETI, this legislation created a deduction from taxable income that will apply to taxpayers with “qualified production activities income.” It is expected that we will qualify for this deduction beginning with fiscal 2006, but we cannot assure you that these tax provisions will be beneficial to us. We are in the process of assessing the overall impact of the legislation on our effective tax rate calculation. Our expenses for income taxes could be significantly higher in the future if there are further changes in the tax law applicable to us or we fail to qualify for certain tax benefits.

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

In connection with our sale of convertible senior notes in April 2004, we incurred additional indebtedness of $125 million. The degree to which we will be leveraged could, among other things:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2004 to September 30, 2004.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information as of and for the quarter ended September 30, 2004 with respect to our share repurchase program. (Table in thousands except share data).

Period of Repurchase	Total Number of Shares Purchased During the Quarter Ended September 30, 2004	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1-31, 2004	—	$—	$—
August 1-31, 2004	300,000	26.15	17,156
September 1-30, 2004	—	—	—

Total	300,000	$26.15	$17,156

In fiscal 2003, we announced a share repurchase program under which our Board of Directors had authorized the repurchase of up to $25,000 of our common stock. In July 2004, our Board extended the repurchase program through December 2005 and approved an increase in the total authorized dollar amount for repurchase then available to $25,000.

ITEM 6.    EXHIBITS

ITEM NO.	DESCRIPTION OF EXHIBIT

3.1	Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

3.2*	By-laws, as amended.

10.1*	Form of Stock Option Agreement under 1997 Stock Option Plan

12.1*	Ratios of Earnings to Fixed Charges

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2004

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President And Chief Financial Officer (Duly Authorized And Principal Financial Officer)