Form 10-Q
period 2004-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2005-02-08
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s classes of common stock as of January 31, 2005:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,083,213

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,497	$148,995
Marketable securities	58,160	54,898
Accounts receivable, net of allowance of $500	33,738	41,609
Inventory	15,855	10,746
Deferred tax assets, net	3,819	3,819
Prepaid expenses and other current assets	3,215	5,370

Total current assets	233,284	265,437
Marketable securities	46,007	34,391
Property and equipment, net	27,601	25,866
Goodwill	38,387	29,009
Acquired intangible assets, net	6,991	5,529
Deferred tax assets, net	3,536	3,612
Other assets	5,712	5,894

Total assets	$361,518	$369,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,887	$10,884
Accrued expenses	7,594	5,715
Accrued compensation	9,801	13,147
Amounts payable for acquisition	—	7,512
Notes payable	848	948
Deferred revenues and customer advances	8,149	5,851
Income taxes payable	2,176	6,922

Total current liabilities	38,455	50,979
Notes payable	135,420	135,827
Deferred compensation	1,307	1,122
Other long-term liabilities	891	953

Total liabilities	176,073	188,881
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000 and 65,000 shares authorized, at December 31, 2004 and June 30, 2004, respectively; 21,120 and 22,356, shares issued at December 31, 2004 and June 30, 2004, respectively; and 21,120 and 21,289 shares outstanding at December 31, 2004 and June 30, 2004, respectively	211	223
Additional paid-in capital	15,321	53,882
Treasury stock, at cost, no shares and 1,067 shares at December 31, 2004 and June 30, 2004, respectively	—	(31,336)
Retained earnings	169,852	157,908
Accumulated other comprehensive income	61	180

Total stockholders’ equity	185,445	180,857

Total liabilities and stockholders’ equity	$361,518	$369,738

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net revenues	$59,332	$40,557	$114,314	$81,078
Cost of revenues	20,259	13,686	39,723	28,225

Gross profit	39,073	26,871	74,591	52,853
Operating expenses:
Selling, general and administrative	18,452	12,746	34,475	25,542
Research and development	11,328	8,877	22,850	17,611

Total operating expenses	29,780	21,623	57,325	43,153

Income from operations	9,293	5,248	17,266	9,700
Interest income	1,152	450	2,146	879
Interest expense	(1,056)	(224)	(2,110)	(447)
Other income (expense), net	(49)	(78)	(239)	38

Income before income taxes	9,340	5,396	17,063	10,170
Income tax provision	2,493	1,672	5,119	3,152

Net income	$6,847	$3,724	$11,944	$7,018

Net income per share:
Basic	$0.33	$0.18	$0.57	$0.33

Diluted	$0.29	$0.17	$0.50	$0.32

Weighted average shares outstanding:
Basic	20,973	21,065	21,075	21,034

Diluted	25,993	21,725	26,022	21,652

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND IN THOUSANDS)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$11,944	$7,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,809	3,771
Impairment of acquired intangible asset	—	185
Stock-based compensation	—	176
Tax benefits from stock options	917	254
Other	127	—
Changes in operating assets and liabilities, net of effects of business acquired
Accounts receivable	9,312	4,202
Inventory	(3,103)	2,361
Prepaid expenses and other current assets	2,018	(526)
Other assets	580	(300)
Accounts payable and accrued expenses	(4,292)	(55)
Deferred revenues and customer advances	2,024	1,740
Other liabilities	(63)	—
Income taxes payable	(4,801)	(983)

Net cash provided by operating activities	19,472	17,843

Cash flows from investing activities:
Purchases of marketable securities	(36,810)	(17,876)
Sales and maturities of marketable securities	22,007	17,919
Purchases of property and equipment	(4,558)	(1,962)
Acquisition of businesses, net of cash acquired	(16,184)	(3,845)

Net cash used in investing activities	(35,545)	(5,764)

Cash flows from financing activities:
Proceeds from employee stock plans	3,665	1,795
Purchases of common stock	(16,631)	—
Payments of principal under notes payable	(1,007)	(353)

Net cash (used in) provided by financing activities	(13,973)	1,442

Effect of exchange rate changes on cash and cash equivalents	(452)	(29)

Net (decrease) increase in cash and cash equivalents	(30,498)	13,492
Cash and cash equivalents at beginning of period	148,995	27,158

Cash and cash equivalents at end of period	$118,497	$40,650

Cash paid during the period for:
Interest	$1,725	$521
Income taxes, net	$9,112	$3,614

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded computer systems and software. The primary areas of business for the Company are defense electronics, which includes radar, signals intelligence, sonar, smart weapons, and imagery applications; imaging and visualization solutions, which includes life sciences (medical diagnostic imaging and biotechnology), geosciences (oil and gas exploration), and simulation applications; commercial OEM, which includes semiconductor test inspection, reticle inspection, mask writing, and telecommunications test applications. These markets have computing needs that benefit from the unique system architecture developed by the Company.

B. Basis of Presentation

The accompanying financial data as of December 31, 2004 and for the three months and six months ended December 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2004, results of operations for the three and six-month periods ended December 31, 2004 and 2003, and cash flows for the six-month periods ended December 31, 2004 and 2003 have been made. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income as reported	$6,847	$3,724	$11,944	$7,018
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	3,260	3,538	6,685	7,670

Pro forma net income (loss)	$3,587	$186	$5,259	$(652)

Earnings (loss) per share:
Basic – as reported	$0.33	$0.18	$0.57	$0.33
Basic – pro forma	$0.17	$0.01	$0.25	$(0.03)

Diluted – as reported	$0.29	$0.17	$0.50	$0.32
Diluted – pro forma	$0.16	$0.01	$0.25	$(0.03)

The weighted average grant-date fair values for options granted during the three months ended December 31, 2004 and 2003 were $20.13 and $17.54, respectively, per option. The weighted average grant-date fair values for options granted during the six months ended December 31, 2004 and 2003 were $16.60 and $14.86, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Option life	6 years	6 years	6 years	6 years
Risk-free interest rate	3.74%	3.42%	3.98%	3.47%
Stock volatility	72%	76%	73%	77%
Dividend rate	0%	0%	0%	0%

The weighted-average fair value of stock purchase rights granted as part of the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended December 31, 2004 and 2003 was $5.81 and $6.56, respectively. The weighted-average fair value of stock purchase rights granted as part of the ESPP during the six months ended December 31, 2004 and 2003 was $6.08 and $6.63, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	2.59%	1.02%	2.59%	1.00%
Stock volatility	32%	75%	32%	68%
Dividend rate	0%	0%	0%	0%

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D. Inventory

	December 31, 2004	June 30, 2004
Raw materials	$6,021	$3,142
Work in process	6,630	4,451
Finished goods	3,204	3,153

Total	$15,855	$10,746

E. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$6,847	$3,724	$11,944	$7,018

Shares used in computation of net income per share—basic	20,973	21,065	21,075	21,034
Potential dilutive common shares:

Shares issuable under Convertible Senior Notes	4,135	—	4,135	—

Stock options	885	660	812	618

Shares used in computation of net income per share—diluted	25,993	21,725	26,022	21,652

Net income per share—basic	$0.33	$0.18	$0.57	$0.33

Net income per share—diluted	$0.29	$0.17	$0.50	$0.32

Options to purchase 1,393,522 and 2,202,143 shares of common stock were not included in the calculation of diluted net income per share for the three months ended December 31, 2004 and 2003, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods and therefore would be antidilutive. Options to purchase 1,715,344 and 2,318,114 shares of common stock were not included in the calculation of diluted net income per share for the six months ended December 31, 2004 and 2003, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods and therefore would be antidilutive.

As a result of the Company’s adoption of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” the Company included 4,134,962 shares, which represent the securities issuable under the Company’s outstanding contingently convertible senior notes, in the calculation of diluted net income per share for the three and six months ended December 31, 2004. In addition, for the computation of diluted net income per share for the three and six months ended December 31, 2004, $612 and $1,169 respectively, of interest expense, including deferred financing costs, related to the convertible senior notes was added back to reported net income to arrive at adjusted net income.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. Recent Accounting Pronouncements

In September 2004, the FASB announced that it had reached a final consensus with respect to Emerging Issue Task Force 04-8 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The FASB’s final consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and required the Company to include an additional 4,134,962 shares, using the if-converted method (under which net income was also adjusted to exclude imputed interest expense, net of tax), in the Company’s computation of diluted earnings per share for the three-month and six-month periods ended December 31, 2004. The consensus required the Company to show the effect of the if-converted shares on the prior period earnings per share for comparative purposes.

In November 2004, the FASB issued FAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” FAS 151 requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 will not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued two Staff Positions “FSP FAS 109-1” and “FSP FAS 109-2” in response to the “Job Creations Act of 2004.” Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addresses the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The application of FSP FAS 109-1 and FSP FAS 109-2 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued FAS 123R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective for annual and interim periods beginning after June 15, 2005. The adoption of FAS 123R will require the Company to record compensation expense for the value of its equity instruments given to employees. The Company is in the process of evaluating the impact of the adoption of FAS 123R on its financial position and results of operations.

G. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$6,847	$3,724	$11,944	$7,018
Other comprehensive income (loss):
Foreign currency translation adjustments	(157)	(12)	(44)	(16)
Change in unrealized gain (loss) on marketable securities	(137)	173	(75)	234

Other comprehensive income (loss)	(294)	161	(119)	218

Total comprehensive income	$6,553	$3,885	$11,825	$7,236

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. Operating Segment Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. On December 7, 2004, the Company acquired Momentum Computer, Inc. which now represents the Company’s fourth operating segment. The Company has four operating and reportable segments: Defense Electronics Group, Imaging and Visualization Solutions Group, OEM Solutions Group, and Momentum Computer Group. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

The accounting policies of the business segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Asset information by reportable segment is not reported because the Company does not produce such information internally.

In the first quarter of fiscal 2005, the Company began reporting its operating segment results on a fully allocated basis. Segment information for the prior periods has been reclassified to conform to the current presentation. The following is a summary of the Company’s operations by reportable segment:

	Defense Electronics Group	Imaging and Visualization Group	OEM Solutions Group	Momentum Computer Group	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2004
Net revenues to unaffiliated customers	$33,249	$15,154	$10,422	$507	—	$59,332
Intersegment revenues	—	—	—	44	(44)	—

Net revenues	33,249	15,154	10,422	551	(44)	59,332
Income (loss) from operations	6,809	2,725	154	(414)	19	9,293
Depreciation and amortization expense	1,545	652	386	176	—	2,759

THREE MONTHS ENDED DECEMBER 31, 2003
Net revenues	27,722	7,397	5,438	—	—	40,557
Income (loss) from operations	6,029	483	(1,264)	—	—	5,248
Depreciation and amortization expense	1,342	254	259	—	—	1,855

SIX MONTHS ENDED DECEMBER 31, 2004
Net revenues to unaffiliated customers	64,254	25,597	23,956	507	—	114,314
Intersegment revenues	—	—	—	44	(44)	—

Net revenues	64,254	25,597	23,956	551	(44)	114,314
Income (loss) from operations	12,390	3,275	1,996	(414)	19	17,266
Depreciation and amortization expense	2,843	1,110	680	176	—	4,809

SIX MONTHS ENDED DECEMBER 31, 2003
Net revenues	56,504	14,556	10,018	—	—	81,078
Income (loss) from operations	11,022	969	(2,291)	—	—	9,700
Depreciation and amortization expense	2,778	520	473	—	—	3,771

I. Goodwill and Acquired Intangible Assets

As of December 31, 2004 and June 30, 2004, goodwill of $38,387 and $29,009 was recorded, resulting from the acquisitions of Myriad Logic, Inc. (Myriad), the TGS Group (TGS), Advanced Radio Corporation (ARC), and Momentum Computer, Inc. (MCI).

The changes in the carrying amount of goodwill for the six months ended December 31, 2004 were as follows:

	Defense Electronics Group	Imaging and Visualization Solutions Group	Momentum Computer Group	Total
JUNE 30, 2004 balance	$9,867	$19,142	—	$29,009

Goodwill recorded during period	(19)	(236)	9,633	9,378

DECEMBER 31, 2004 balance	$9,848	$18,906	$9,633	$38,387

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
DECEMBER 31, 2004
Completed technology	$5,316	$(2,410)	$2,906	4.4 years
Customer relationships	3,610	(253)	3,357	5.6 years
Licensing agreement	365	(49)	316	5.0 years
Customer backlog	549	(137)	412	0.3 years

	$9,840	$(2,849)	$6,991

JUNE 30, 2004
Completed technology	$5,316	$(1,794)	$3,522	4.4 years
Customer relationships	1,710	(56)	1,654	5.0 years
Licensing agreement	365	(12)	353	5.0 years

	$7,391	$(1,862)	$5,529

Amortization expense related to acquired intangible assets for the three months ended December 31, 2004 and 2003 was $571 and $194, respectively. Amortization expense related to acquired intangible assets for the six months ended December 31, 2004 and 2003 was $987 and $388, respectively. Estimated future amortization expense for acquired intangible assets remaining at December 31, 2004 is $1,383 for the remainder of fiscal 2005, $1,762 for fiscal 2006, $1,176 for each of fiscal 2007 and 2008, $1,045 for fiscal 2009, and $449 thereafter.

J. Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position, results of operations or cash flows.

K. Stock Repurchase

In July 2004, the Company’s Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25,000. In the first quarter of fiscal 2005, the Company purchased 300,000 shares of common stock for a total cost of $7,844. In the second quarter of fiscal 2005, the Company purchased 300,000 shares of common stock for a total cost of $8,769. Approximately $8,387 remained available under the plan for future repurchases as of December 31, 2004.

Effective July 1, 2004, the Massachusetts Business Corporation Act eliminated the use of treasury shares by Massachusetts corporations. As a result, all of the Company’s treasury shares were automatically converted to authorized but unissued shares on July 1, 2004. All future shares repurchased by the Company under the share repurchase program will constitute authorized but unissued shares.

L. Product Warranty Liability

The Company’s product sales generally include a one-year hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2004 and 2003:

	2004	2003
Beginning balance at June 30	$1,135	$925
Accruals for warranties issued during the period	877	768
Settlements made during the period	(705)	(629)

Ending balance at December 31	$1,307	$1,064

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M. Acquisitions

Momentum Computer, Inc.

On September 30, 2004, the Company acquired a 35% voting interest in Momentum Computer, Inc., a manufacturer and developer of high-performance embedded processor and I/O boards, for $3,087, which was recorded at that time as an investment in an unconsolidated entity. On December 7, 2004, the Company acquired the remaining 65% voting interest in MCI in a separately negotiated transaction, paying $10,500 in cash and agreeing to pay up to $12,000 of additional cash consideration if specified operating income and revenue targets are achieved by MCI over 24 months following the closing. Any such additional payments will be recorded as additional goodwill if and when incurred.

The total purchase price for the acquisition of MCI was $13,790, consisting of cash payments of $13,587, and transaction costs of $203 directly related to the acquisition. The Company believes the acquisition of MCI will expand the breadth of the Company’s product offerings across all of its markets. For this reason, the purchase price exceeded the fair value of the net tangible and intangible assets, resulting in goodwill. The results of MCI’s operations have been included in the Company’s consolidated financial statements since December 7, 2004. Prior to that date, the Company recorded its pro rata share of MCI’s net operating results under the equity method of accounting.

The purchase price as of December 7, 2004 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$388
Accounts receivable	1,157
Property and equipment	452
Other assets	192
Inventory	1,975
Customer relationships	1,900
Customer backlog	549
Goodwill	9,633
Current liabilities	(1,817)
Short-term notes payable (1)	(500)
Deferred tax liabilities, net	(139)

$13,790

(1)	Short-term notes payable amount was repaid subsequent to the acquisition date.

The acquired intangible assets, other than goodwill, will be amortized over their estimated useful lives as follows: six years for customer relationships, and four months for customer backlog. The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes.

Pro forma financial information reflecting the operating results of MCI and the Company as if MCI had been acquired as of July 1, 2003 would not differ materially from the operating results of the Company, as reported.

TGS Group

In December 2004, the Company entered into an agreement with the former shareholders of TGS which finalized the purchase price for the acquisition and, as a result, paid $2,812 in cash and issued 206,554 shares of the Company’s common stock valued at $4,813, representing the final payment of the purchase price. The final purchase price of $19,414 for the acquisition of TGS Group consisted of total cash payments of $12,880, 206,554 shares of the Company’s common stock valued at $4,813, and $1,722 of transaction costs directly related to the acquisition.

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

OVERVIEW

We design, manufacture and market high-performance, embedded systems and software. The primary areas of business for the Company are defense electronics, which includes radar, signals intelligence, sonar, smart weapons, and imagery applications; imaging and visualization solutions, which includes life sciences (medical diagnostic imaging and biotechnology), geosciences (oil and gas exploration), and simulation applications; commercial OEM, which includes semiconductor test inspection, reticle inspection, mask writing, and telecommunications test applications.

A majority of our revenues have been generated from sales in the defense electronics business (DEG), Imaging and visualization solutions (IVS) and commercial OEM business (OSG) which comprised our three operating segments. Our remaining revenues were derived from our fiscal 2005 acquisition of MCI, which has become our fourth operating segment (MCG) and primarily generates revenues from sales in the telecommunications market.

DEG delivers commercial off the shelf (COTS) products that adhere to industry standard technology and meet stringent packaging and cooling requirements of fielded systems for use in signal processing applications. Our activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance.

IVS is a global supplier and single source for high performance sensor data processing and integrated state of the art reconstruction software in medical and other end markets. For example, our hardware and software solutions are embedded in life sciences applications which include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), and digital X-ray machines.

OSG is a global supplier of commercial OEM solutions, which includes semiconductor test inspection, reticle inspection, mask writing, and telecommunications test applications.

MCG supplies application-specific computers for telecommunications, industrial, medical, and defense applications.

During the first six months of fiscal year 2005, revenues increased by $33.2 million compared to the same period in fiscal 2004, primarily as a result of an $11.0 million increase in our IVS revenues and growth in both the DEG and OEM business units, as well as $0.5 million of revenues associated with the acquisition of MCI. Operating expenses increased $14.2 million from the same period last year primarily due to $5.4 million of additional operating expenses associated with our acquisitions of the TGS Group and Advanced Radio Corporation (ARC), which were completed in the fourth quarter of fiscal 2004, as well as our increased headcount of 40 employees not as a result of our acquisitions. Operating expenses as a percentage of revenues decreased to 50% for the three and six months ended December 31, 2004 as compared to 53% for the same periods in fiscal 2004, primarily as a result of revenues increasing 46% and 41%, respectively, for the three and six month periods ended December 31, 2004. We continue to monitor key operating metrics in order to maintain an appropriate operating expense cost structure relative to our revenue growth expectations.

Going forward, business and market uncertainties may affect future results. For a discussion of key factors that could impact the future and must be managed by us, please refer to the discussion below.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of revenues	34.1	33.7	34.7	34.8

Gross profit	65.9	66.3	65.3	65.2
Operating expenses:
Selling, general and administrative	31.1	31.4	30.2	31.5
Research and development	19.1	21.9	20.0	21.7

Total operating expenses	50.2	53.3	50.2	53.2

Income from operations	15.7	12.9	15.1	12.0
Other income, net	0.0	0.4	(0.2)	0.5

Income before income taxes	15.7	13.3	14.9	12.5
Provision for income taxes	4.2	4.1	4.5	3.8

Net income	11.5%	9.2%	10.4%	8.7%

REVENUES

Total revenues increased by $18.8 million or 46% to $59.3 million for the three months ended December 31, 2004 compared to $40.6 million during the same period in fiscal 2004. Revenues increased by $33.2 million or 41% to $114.3 million for the six months ended December 31, 2004 compared to $81.1 million during the same period in fiscal 2004. Revenues by segment as a percentage of total revenues were as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Defense Electronics Group	56%	68%	56%	70%
Imaging and Visualization Solutions Group	25	18	23	18
OEM Solutions Group	18	14	21	12
Momentum Computer Group	1	—	—	—

Total revenues	100%	100%	100%	100%

DEG revenues increased by $5.5 million or 20% to $33.2 million for the three months ended December 31, 2004 compared to $27.7 million during the same period in fiscal 2004. DEG revenues increased by $7.8 million or 14% to $64.3 million for the six months ended December 31, 2004 compared to $56.5 million during the same period in fiscal 2004. The increase for the three months ended December 31, 2004 was primarily related to a $2.5 million increase in shipments serving signal intelligence applications, and a $5.1 million increase in shipments serving radar applications, offset by a $2.2 million decrease in shipments serving defense technologies applications. The increase for the six months ended December 31, 2004 was primarily related to a $4.8 million increase in shipments serving signal intelligence applications and a $3.5 million increase in shipments serving radar applications.

IVS revenues increased $7.8 million or 105% to $15.2 million for the three months ended December 31, 2004 compared to $7.4 million during the same period in fiscal 2004. IVS revenues increased $11.0 million or 76% to $25.6 million for the six months ended December 31, 2004 compared to $14.6 million during the same period in fiscal 2004. The increase for the three and six months ended December 31, 2004 compared to the same periods in fiscal 2004 was primarily the result of increased shipments of our life science applications of $5.9 million and $7.5 million, respectively, and revenues associated with the acquisition of TGS, which was completed in the fourth quarter of 2004 of $2.0 million and $3.6 million, respectively.

OEM Solutions Group revenues increased $5.0 million or 92% to $10.4 million for the three months ended December 31,

2004 compared to $5.4 million during the same period in fiscal 2004. OEM Solutions Group revenues increased $14.0 million or 139% to $24.0 million for the six months ended December 31, 2004 compared to $10.0 million during the same period in fiscal 2004.The increase in revenues for the three and six months ended December 31, 2004 was primarily related to a $3.7 million and $11.3 million increase of shipments of semiconductor imaging boards for developing and testing new semiconductors, respectively, and a $0.5 million and $1.9 million increase in shipments of systems for inclusion in baggage scanning applications, respectively. Shipments of semiconductor imaging boards represented 78% and 81% of OEM Solutions Group revenues for the three and six months ended December 31, 2004, respectively, and 83% and 81% of the OEM Solutions Group revenues for the three and six months ended December 31, 2003, respectively.

MCG revenues for the three and six months ended December 31, 2004 were $0.5 million, which includes revenues from December 7, 2004, the date of our acquisition of MCI, to December 31, 2004.

GROSS PROFIT

Gross profit was 65.9% for the three months ended December 31, 2004, a decrease of 40 basis points from the 66.3% gross profit achieved in the same period of fiscal 2004. Gross profit was 65.3% for the six months ended December 31, 2004, an increase of 10 basis points from the 65.2% gross profit achieved in the same period of fiscal 2004. The decrease in the gross margin for the three months ended December 31, 2004 compared to the same period of fiscal 2004 is a result of the increase in our commercial revenues as a percentage of total revenues as these revenues typically carry lower gross margins than do our defense revenues partially offset by the 46% increase in our revenues, which offsets certain fixed operational costs. The increase in gross profit for the six month period ended December 31, 2004 compared to the same period of fiscal 2004 is primarily the result of the 41% increase in our revenues, which offsets certain fixed operational costs partially offset by the increase in our commercial revenues as a percentage of total revenues as commercial revenues typically carry lower gross margins than do our defense revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 45% or $5.8 million to $18.5 million for the three months ended December 31, 2004 compared to $12.7 million during the same period in fiscal 2004. Selling, general and administrative expenses increased 35% or $8.9 million to $34.5 million for the six months ended December 31, 2004 compared to $25.5 million during the same period in fiscal 2004. The increase in selling, general and administrative expenses for the three months ended December 31, 2004 was primarily the result of an additional $2.4 million of expenses relating to the operations of the TGS, ARC and MCI acquisitions as well as an increase in compensation expense from an increase in headcount of 22 employees not as a result of our acquisitions. The increase in selling, general and administrative expenses for the six months ended December 31, 2004 was primarily the result of an additional $3.6 million of expenses relating to the operations of the TGS, ARC and MCI acquisitions as well as an increase of commission expense of $1.1 million and increase of other compensation expense from the increase in headcount of 22 employees not as a result of our acquisitions.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 27% or $2.4 million to $11.3 million for the three months ended December 31, 2004 compared to $8.9 million during the same period in fiscal 2004. Research and development expenses increased 30% or $5.3 million to $22.9 million for the six months ended December 31, 2004 compared to $17.6 million during the same period in fiscal 2004. The increase in research and development expenses for the three months ended December 31, 2004 was primarily the result of an additional $0.8 million of expenses relating to the operations of the TGS, ARC and MCI acquisitions as well as an increase in prototype development expenses of approximately $0.8 million and an increase in compensation expense from the increase in headcount of 18 employees not as a result of our acquisitions. The increase in research and development expenses for the six months ended December 31, 2004 was primarily the result of an additional $1.7 million of expenses relating to the operations of the TGS, ARC and MCI acquisitions as well as an increase in prototype development expenses of approximately $2.2 million and increase in compensation expense from the increase in headcount of 18 employees not as a result of our acquisitions.

INTEREST INCOME

Interest income for the three months ended December 31, 2004 increased by $0.7 million to $1.2 million compared to the same period of fiscal 2004. Interest income for the six months ended December 31, 2004 increased by $1.2 million to $2.1 million compared to the same period of fiscal 2004. The increase for the three and six months ended December 31, 2004 was primarily related to increased invested cash balances primarily from our issuance of $125.0 million of convertible debt in April 2004 as well as increased rates of return from our investments.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2004 increased by $0.9 million to $1.1 million compared to the same period of fiscal 2004. Interest expense for the six months ended December 31, 2004 increased by $1.7 million to $2.1 million compared to the same period of fiscal 2004. The increase for the three and six months ended December 31, 2004 was related to the increased interest expense associated with our issuance of $125.0 million of convertible debt in April 2004.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended December 31, 2004 increased by $0.1 million compared to the same period of fiscal 2004. Other income (expense), net for the six months ended December 31, 2004 decreased by $0.2 million compared to the same period of fiscal 2004. The change in other income (expense) was primarily related to gains and losses related to foreign currency transactions as well as a $0.1 million loss generated from the 35% equity interest investment in MCI during the second quarter of fiscal 2005.

INCOME TAX PROVISION

We recorded tax provisions during the three and six months ended December 31, 2004 reflecting a 26.7% and 30% effective tax rate, respectively. The decrease of the effective tax rate from 34% for the three months ended September 30, 2004 to 30% for the six months ended December 30, 2004 was due to U.S. tax legislation being passed in October 2004 to reinstate the research and development tax credit. Our effective tax rate for all periods is less than the U.S. statutory tax rate of 35% primarily due to state and federal research and development credits, tax-exempt interest, and the extraterritorial income (“ETI”) benefit. We expect our fiscal year 2005 effective tax rate to be approximately 30%.

SEGMENT OPERATING RESULTS

Income from operations of the DEG segment increased $0.8 million to $6.8 million for the three months ended December 31, 2004 from $6.0 million for the same period of fiscal 2004, and increased $1.4 million to $12.4 million for the six months ended December 31, 2004 from $11.0 million for the same period of fiscal 2004. The increase in income from operations of the DEG segment for the three and six months ended December 31, 2004 was primarily related to the increase in revenues of $5.5 million and $7.8 million, respectively, partially offset by increased operating expenses from the impact of the ARC acquisition.

Income from operations of the IVS segment increased $2.2 million to $2.7 million for the three months ended December 31, 2004 from $0.5 million for the same period of fiscal 2004. Income from operations of the IVS segment increased $2.3 million to $3.3 million for the six months ended December 31, 2004 from $1.0 million for the same period of fiscal 2004. The increase in income from operations of the IVS segment for the three and six months ended December 31, 2004 was primarily the result of increased revenues of $7.8 million and $11.0 million, respectively, partially offset by increased operating expenses from the impact of the TGS acquisition.

Income from operations of the OEM Solutions Group segment increased $1.4 million to $0.1 million for the three months ended December 31, 2004 from a loss of $1.3 million for the same period of fiscal 2004. Income from operations of the OEM Solutions Group segment increased $4.3 million to $2.0 million for the six months ended December 31, 2004 from a loss of $2.3 million for the same period of fiscal 2004. The increase in income from operations of the OEM segment for the three and six months ended December 31, 2004 was primarily a result of the increase in revenues of $5.0 million and $14.0 million, respectively, primarily in the semiconductor market applications.

Losses from operations of the MCG segment were $0.4 million for the three and six months ended December 31, 2004. The loss for the period is from the date of the acquisition, December 7, 2004, to December 31, 2004.

See Note H to the financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash and marketable investments of approximately $222.7 million. During the six months ended December 31, 2004, we generated approximately $19.5 million in cash from operations, compared to $17.8 million generated during the same period of fiscal 2004. The $1.7 million increase in cash generated from operating activities is primarily due to the increase in net income of $4.9 million, an increase in depreciation and amortization of $1.0 million, and an increase of $0.7 million in the tax benefit from stock options, offset by a decrease in the change in operating assets and liabilities of $4.8 million.

During the six months ended December 31, 2004, our investing activities used cash of $35.5 million, an increase in the use of cash of $29.7 million as compared to the same period last year. The increase in the use of cash for investing activities was primarily due to an increase of $12.3 million of cash used for acquisitions and a net increase of $14.8 million in cash used to purchase marketable securities.

During the six months ended December 31, 2004, our financing activities used cash of $14.0 million, an increase in the use of cash of $15.4 million from the same period in fiscal 2004. The increase in the use of cash for financing activities primarily consisted of $16.6 million cash used for the purchase of our common stock, offset by a $1.9 million increase in proceeds from the exercise of stock options.

In July 2004, our Board of Directors extended our share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25.0 million. In the first quarter of fiscal 2005, we purchased 300,000 shares of common stock at a total cost of $7.8 million. In the second quarter of fiscal 2005, we purchased 300,000 shares of common stock at a total cost of $8.8 million. Approximately $8.4 million remained available under the plan for future repurchases as of December 31, 2004.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum net worth. The mortgage note agreements also include significant prepayment penalties. We were in compliance with all covenants of the mortgage note agreements as of December 31, 2004.

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

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2004:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$136,268	$848	$1,787	$2,067	$131,566
Interest due on notes payable	53,261	3,287	6,389	6,107	37,478
Purchase obligations	21,651	21,651	—	—	—
Operating leases	5,675	1,524	2,344	968	839
Other long-term liabilities	891	—	891	—	—
Deferred compensation	1,307	—	—	—	1,307

	$219,053	$27,310	$11,411	$9,142	$171,190

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. As of December 31, 2004, we had $136.3 million of outstanding debt. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures.

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

Additional Information on Stock Option Plans and Grants

Stock Option Program Description

We currently have one active stock option plan under which we grant options: the 1997 Stock Option Plan. We have 68,660 options outstanding as of December 31, 2004, which were issued under previously terminated plans.

Our stock option grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with our Company. We consider our equity compensation program critical to our operation and productivity. Approximately 76% of our employees participate in our equity compensation program.

Employee and Executive Option Grants

Option grants for the period:

	Six Months Ended December 31, 2004	Year Ended June 30,
		2004	2003
Grants during the period as a percentage of outstanding shares at the end of such period	3.4%	4.7%	4.5%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	20%	13.8%	24.4%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.7%	0.6%	1.1%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	22.5%	21.7%	22.0%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers as of June 30, 2004.

Summary of Stock Option Activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
June 30, 2003	4,222,766	$24.52
Grants	996,030	22.06
Exercises	(238,074)	11.00
Cancellations	(447,227)	29.29

June 30, 2004	4,533,495	$24.18
Grants	725,600	24.71
Exercises	(187,710)	15.42
Cancellations	(50,938)	27.60

December 31, 2004	5,020,447	$24.55

As of December 31, 2004, there were 2,162,325 shares available for future option awards.

Summary of In-the-Money and Out-of-the-Money Option Information

	As of December 31, 2004
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,817,341	$17.65	1,772,504	$22.35	3,589,845	$19.97
Out-of-the-money (1)	990,777	$36.94	439,825	$34.01	1,430,602	$36.04

Total options outstanding	2,808,118	$24.46	2,212,329	$24.66	5,020,447	$24.55

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of our common stock of $29.68 as of December 31, 2004.

Options Granted to Named Executive Officers during the six months ended December 31, 2004

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Weighted Average Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
James R. Bertelli	75,000	10.34%	$23.46	7/28/2014	$1,106,540	$2,804,190
Robert D. Becker	18,000	2.48%	$23.46	7/28/2014	$265,570	$673,006
Douglas F. Flood	10,000	1.38%	$23.46	7/28/2014	$147,539	$373,892
Barry S. Isenstein	20,000	2.76%	$23.46	7/28/2014	$295,077	$747,784
Craig Lund	22,000	3.03%	$23.46	7/28/2014	$324,585	$822,562

(1)	Based on fiscal year-to-date total of 725,600 shares subject to options granted to employees and directors under our 1997 stock option plan.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the three months ended December 31, 2004: Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of December 31, 2004:		Values of Unexercised In-the- Money Options as of December 31, 2004: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	—	307,242	201,315	$4,031,685	$1,826,288
Robert D. Becker	—	—	66,767	67,083	$267,751	$474,440
Douglas F. Flood	4,000	$77,168	95,560	26,750	$1,289,380	$214,098
Barry S. Isenstein	—	—	66,332	48,750	$301,400	$390,910
Craig Lund	—	—	92,480	48,000	$939,197	$371,340

(1)	Option values based on the closing price of our common stock of $29.68 on December 31, 2004.

Rule 10b5 Plans

In December 2004, three of our executive officers, Douglas F. Flood, Craig Lund, and Barry S. Isenstein adopted written trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy. A portion of the shares to be sold under these plans will be issued pursuant to the exercise of existing stock options. Sales made pursuant to these plans will be disclosed publicly through Form 4 and Form 144 filings with the Securities and Exchange Commission.

Equity Compensation Plans

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	5,020,447	(b)	$24.55	2,315,961	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	5,020,447		$24.55	2,315,961

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 153,636 shares available for future issuance under the ESPP and 2,162,325 shares available for future issuance under the Company’s 1997 plan. We are no longer permitted to grant options under our 1991, 1993 and 1998 plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the FASB announced that it had reached a final consensus with respect to Emerging Issue Task Force 04-8 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The FASB’s final consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and required us to include an additional 4,134,962 shares, using the if-converted method (under which net income was also adjusted to exclude imputed interest expense, net of tax), in our computation of diluted earnings per share for the three-month and six-month periods ending December 31, 2004. The consensus required us to show the effect of the if-converted shares on the prior period earnings per share for comparative purposes.

In November 2004, the FASB issued FAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This Statement requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 will not have a material impact on our financial position and results of operations.

In December 2004, the FASB issued two Staff Positions “FSP FAS 109-1” and “FSP FAS 109-2” in response to the “Job Creations Act of 2004.” Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addresses the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The application of FSP FAS 109-1 and FSP FAS 109-2 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued FAS 123R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective for annual and interim periods beginning after June 15, 2005. The adoption of FAS 123R will require us to record compensation expense for the value of our equity instruments given to our employees. We are in the process of evaluating the impact of the adoption of FAS 123R on our financial position and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 68%, 69%, and 65% of our total revenues in fiscal 2004, 2003, and 2002, respectively, and approximately 56% of revenues for the six months ended December 31, 2004. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement our requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction in funding or termination of a government program in which we are involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. Government, a foreign government or one of its respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks, including:

•	Changes in government administration and national and international priorities, including developments in the geo-political environment such as the current “War on Terrorism,” “Operation Enduring Freedom,” “Operation Iraqi Freedom,” and the threat of nuclear proliferation in North Korea, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

•	Our contracts with the U.S. and foreign governments and their prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

•	Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process and, in the event we are awarded a contract, we are subject to protests by disappointed bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors.

•	Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. We cannot assure that the increased bargaining power of these contractors will not adversely affect our business or results of operations in the future.

•	Our customers include U.S. Government contractors who must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. A violation of these laws and regulations could result in the imposition of fines and penalties to our customer or the termination of its contract with the U.S. Government. As a result, there could be a delay in our receipt of orders from our customer or a termination of such orders.

•	We sell products to U.S. and international defense contractors and also directly to the U.S. Government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (FARs) regarding the qualifications necessary to be a commercial supplier, there could be a material adverse effect on our business and operating results.

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. For the six months ended December 31, 2004, five customers collectively accounted for 62% of our total revenues. In fiscal 2004, Argon Engineering Associates, GE Medical Systems and Northrop Grumman Corporation accounted for 12%, 11% and 11% of our total revenues respectively. Customers in the DEG market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our IVS and OEM Solutions revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major IVS or OEM Solutions Group customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of our IVS revenues for the fiscal years ended 2004, 2003 and 2002. In particular, GE Medical accounted for 60% of our aggregate IVS sales in fiscal 2004, 59% in fiscal 2003 and 57% in fiscal 2002. For the six months ended December 31, 2004, GE Medical accounted for 59% of our aggregate IVS sales. Similarly, KLA-Tencor accounted for 66% of our total sales in the OEM Solutions Group market in fiscal 2004, 44% in fiscal 2003 and 26% in fiscal 2002. For the six months ended December 31, 2004, KLA-Tencor accounted for 72% of our total sales in the OEM Solutions Group market. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the IVS and OEM Solutions Group markets. Because it often takes significant time and added cost to replace lost business, it is likely that operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

Our sales to the IVS market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

The economic and technological conditions affecting our industry in general or any major IVS OEM customer in particular, may adversely affect our operating results. IVS OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of our products unnecessary or obsolete, or any change in the technology in these devices, could result in a decrease in our revenues. In addition to our IVS OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the U.S. as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer IVS products. We cannot assure you that future health care regulation or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the U.S. and abroad will not have a material adverse effect on our business.

Competition from existing or new companies in the IVS business could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

IVS competes in highly competitive industries, and our IVS OEM customers generally extend the competitive pressures they face throughout their respective supply chains. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems engineering expertise, and product quality has been important factors in our growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our IVS OEM customers and potential IVS OEM customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

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

The future direction of domestic and global economies could have a significant impact on our overall performance. Our business has been, and may continue to be, negatively impacted by the slowdown in the economies of the U.S., Europe, Asia and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of these capital investments. These reductions have been particularly severe in the electronics and semiconductor industries, which we serve. While our business may be performing better than some companies in periods of economic decline, we cannot predict if or when the growth rate of worldwide economies will rebound, nor whether the growth rate of customer orders will rebound when the worldwide economies begin to grow. All components of our forecasting and budgeting processes are dependent upon estimates of growth in the markets we serve. The prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, we may make significant investments and expenditures but never realize the anticipated benefits, which could adversely affect our results of operations.

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

We are exposed to risks associated with international operations and markets.

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands, France, Germany and Italy. Revenues from international operations accounted for 9%, 7% and 4% of total revenues for fiscal year 2004, 2003 and 2002, respectively, and 7% for the six months ended December 31, 2004. We also ship directly to international customers which accounted for 10%, 12%, and 25% of total revenues for fiscal year 2004, 2003 and 2002, respectively, and 9% for the six months ended December 31, 2004. There are inherent risks in transacting business internationally, including:

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

We have completed the acquisitions of the TGS Group, ARC and MCI over the last 12 months and we may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

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

Our future success will depend in part on our ability to enhance current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. DEG customers, in particular, demand frequent technological improvements as a means of gaining military advantage. Military planners have historically funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will secure an adequate number of DEG design wins in the future, that the equipment in which our products are intended to function will eventually be deployed in the field, or that our products will be included in such equipment if it eventually is deployed.

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

We have experienced fluctuations in operating results in large part due to the sale of computer systems in relatively large dollar amounts to a relatively small number of customers. Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	the timing of significant orders;

•	delays in completion of internal product development projects;

•	delays in shipping computer systems and software programs;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to our vertical markets;

•	production delays due to quality problems with outsourced components;

•	shortages and costs of components;

•	the timing of product line transitions; and

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology.

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

In the past, we have benefited from certain tax provisions that have reduced our effective tax rate and cash paid for taxes. One of these benefits, the credit for increasing research activities, expired on June 30, 2004. On October 4, 2004, legislation was passed to retroactively extend this tax credit through December 2005. We have also utilized benefits under the extraterritorial income exclusion, or (ETI) tax regime. The ETI regime was ruled an illegal trade subsidy by the World Trade Organization and, as a result, the European Union imposed trade sanctions against the United States that would have increased substantially over time if the ETI regime were not repealed. On October 22, 2004, legislation was enacted to repeal the ETI regime for transactions entered into after December 31, 2004, subject to a phase-out to allow current beneficiaries to claim reduced ETI benefits for transactions entered into during 2005 and 2006. In addition to the repeal of ETI, this legislation created a deduction from taxable income that will apply to taxpayers with “qualified production activities income.” It is expected that we will qualify for this deduction beginning with fiscal 2006, but we cannot assure you that these tax provisions will be beneficial to us. We are in the process of assessing the overall impact of the legislation on our effective tax rate calculation. Our expenses for income taxes could be significantly higher in the future if there are further changes in the tax law applicable to us or we fail to qualify for certain tax benefits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2004 to December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our company’s business.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of a control system is based in part upon certain assumptions of the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its goals under all possible future conditions. Because of inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information for the quarter ended December 31, 2004 with respect to our share repurchase program. (Table in thousands except share data).

Period of Repurchase	Total Number of Shares Purchased During the Quarter Ended December 31, 2004	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1-31, 2004	—	$—	$—
November 1-30, 2004	300	29.23	8,387
December 1-31, 2004	—	—	—

Total	300	$29.23	$8,387

In fiscal 2003, we announced a share repurchase program under which our Board of Directors had authorized the repurchase of up to $25,000 of our common stock. In July 2004, our Board extended the repurchase program through December 2005 and approved an increase in the total authorized dollar amount for repurchase then available to $25,000.

In connection with our acquisition of the TGS Group on May 6, 2004, we agreed to issue up to 257,511 shares of our common stock to the TGS shareholders as partial consideration for the acquisition in reliance on exemptions from registration under the Securities Act of 1933. In December 2004, we issued 206,554 shares to the TGS shareholders following the determination of the final purchase price. For a further description of the TGS acquisition, see Note M to our financial statements included in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 15, 2004, the Company held a Special Meeting of Shareholders in lieu of the 2004 Annual Meeting of Shareholders (the “Meeting”). At the Meeting, Dr. Albert P. Belle Isle, Lee C. Steele, and Dr. Richard P. Wishner were re-elected as directors for terms ending in 2007. The voting results were as follows:

Dr. Albert P. Belle Isle	For 17,962,492	Withheld 1,348,564
Lee C. Steele	For 18,303,296	Withheld 1,007,760
Dr. Richard P. Wishner	For 17,996,655	Withheld 1,314,401

The terms of the following directors continued after the meeting: James R. Bertelli, Dr. Gordon B. Baty, Sherman N. Mullin, Russell K. Johnsen and George W. Chamillard.

At the Meeting, the shareholders approved an amendment to increase the number of shares of common stock authorized for issuance pursuant to the Company’s 1997 Stock Option Plan from 7,650,000 shares to 8,650,000 shares. The voting results were as follows:

For 11,658,438	Against 4,034,208	Abstain 56,365	Broker Non-Votes 3,562,045 (1)

At the Meeting, the shareholders approved an amendment to the Articles of Organization to increase the number of shares of common stock authorized for issuance thereunder by 20,000,000 shares, from 65,000,000 to 85,000,000. The voting results were as follows:

For 18,051,162	Against 1,244,233	Abstain 15,661	Broker Non-Votes 0 (1)

(1)	Shares held by a broker or nominee that do not have the authority, either express or discretionary, to vote on a particular matter.

ITEM 6. EXHIBITS

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

3.2*	Amendment to Restated Articles of Organization dated November 15, 2004.

3.3	By-laws, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.1	1997 Stock Option Plan, as amended. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated November 15, 2004 and filed with the SEC on November 18, 2004).

10.2	Long Term Incentive Plan. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated December 22, 2004 and filed with the SEC on December 23, 2004).

12.1*	Ratios of Earnings to Fixed Charges.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2005

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President And Chief Financial Officer (Duly Authorized And Principal Financial Officer)