Form 10-Q/A
period 2004-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2005-04-19
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

978-256-1300

(Registrant’s telephone number including area code)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A solely to amend our disclosures in Item 4 of Part I of our quarterly report on Form 10-Q for the quarterly period ended December 31, 2004, which was originally filed with the Securities and Exchange Commission on February 8, 2005. The purpose of this Amendment No. 1 is to address comments that we received from the Staff of the Division of Corporation Finance of the SEC in connection with the filing of the Form 10-Q and to correct a typographical error that referenced incorrectly our “first fiscal quarter” instead of our “second fiscal quarter.” Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 4 of Part I and Item 6 of Part II, as amended. Unaffected items have not been repeated in this Amendment No. 1. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART I

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our company’s business.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

ITEM NO.		DESCRIPTION OF EXHIBIT
3.1		Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

3.2	*	Amendment to Restated Articles of Organization dated November 15, 2004.

3.3		By-laws, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.1		1997 Stock Option Plan, as amended. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated November 15, 2004 and filed with the SEC on November 18, 2004).

10.2		Long Term Incentive Plan. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated December 22, 2004 and filed with the SEC on December 23, 2004).

12.1	*	Ratios of Earnings to Fixed Charges.

31.1		Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the quarterly report on Form 10-Q for the quarter ended December 31, 2004.
**	Previously furnished with the quarterly report on Form 10-Q for the quarter ended December 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ Robert E. Hult
Robert E. Hult Senior Vice President and Chief Financial Officer