Form 10-Q
period 2005-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2005-05-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s classes of common stock as of April 29, 2005:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	20,940,623

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,265	$18,695
Marketable securities	158,754	185,198
Accounts receivable, net of allowance of $500	34,404	41,609
Inventory	18,476	10,746
Deferred tax assets, net	2,507	3,819
Prepaid expenses and other current assets	3,377	5,370

Total current assets	246,783	265,437
Marketable securities	38,127	34,391
Property and equipment, net	28,479	25,866
Goodwill	38,723	29,009
Acquired intangible assets, net	5,985	5,529
Deferred tax assets, net	3,304	3,612
Other assets	5,521	5,894

Total assets	$366,922	$369,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,183	$10,884
Accrued expenses	8,446	5,715
Accrued compensation	11,827	13,147
Amounts payable for acquisition	—	7,512
Notes payable	842	948
Income taxes payable	308	6,922
Deferred revenues and customer advances	10,472	5,851

Total current liabilities	43,078	50,979
Notes payable	135,210	135,827
Deferred compensation	1,237	1,122
Other long-term liabilities	628	953

Total liabilities	180,153	188,881
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000 and 65,000 shares authorized, at March 31, 2005 and June 30, 2004, respectively; 20,924 and 22,356, shares issued at March 31, 2005 and June 30, 2004, respectively; and 20,924 and 21,289 shares outstanding at March 31, 2005 and June 30, 2004, respectively	209	223
Additional paid-in capital	8,566	53,882
Treasury stock, at cost, no shares and 1,067 shares at March 31, 2005 and June 30, 2004, respectively	—	(31,336)
Retained earnings	178,008	157,908
Accumulated other comprehensive income (loss)	(14)	180

Total stockholders’ equity	186,769	180,857

Total liabilities and stockholders’ equity	$366,922	$369,738

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net revenues	$64,345	$45,386	$178,659	$126,464
Cost of revenues	21,797	15,443	61,519	43,668

Gross profit	42,548	29,943	117,140	82,796
Operating expenses:
Selling, general and administrative	18,131	12,483	52,606	38,025
Research and development	12,998	9,172	35,848	26,783

Total operating expenses	31,129	21,655	88,454	64,808

Income from operations	11,419	8,288	28,686	17,988
Interest income	1,307	455	3,454	1,334
Interest expense	(1,053)	(217)	(3,163)	(664)
Other income (expense), net	(22)	66	(262)	104

Income before income taxes	11,651	8,592	28,715	18,762
Income tax provision	3,495	2,289	8,615	5,441

Net income	$8,156	$6,303	$20,100	$13,321

Net income per share:
Basic	$0.39	$0.30	$0.95	$0.63

Diluted	$0.34	$0.29	$0.84	$0.61

Weighted average shares outstanding:
Basic	21,011	21,184	21,054	21,084

Diluted	26,007	22,057	26,017	21,787

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND IN THOUSANDS)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$20,100	$13,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,821	5,314
Change in deferred income taxes	1,480	315
Impairment of acquired intangible asset	—	185
Stock-based compensation	—	176
Tax benefits from stock options	1,350	1,099
Other	127	—
Changes in operating assets and liabilities, net of effects of businesses acquired
Accounts receivable	8,495	(4,903)
Inventory	(5,756)	3,197
Prepaid expenses and other current assets	2,028	(655)
Other assets	106	(349)
Accounts payable and accrued expenses	(36)	1,786
Deferred revenues and customer advances	4,287	787
Other liabilities	(327)	—
Income taxes payable	(6,602)	319

Net cash provided by operating activities	33,073	20,592

Cash flows from investing activities:
Purchases of marketable securities	(166,837)	(52,171)
Sales and maturities of marketable securities	189,545	36,239
Purchases of property and equipment	(7,382)	(3,312)
Acquisition of businesses, net of cash acquired	(16,184)	(3,900)

Net cash used in investing activities	(858)	(23,144)

Cash flows from financing activities:
Proceeds from employee stock plans	4,809	2,574
Repurchases of common stock	(24,966)	—
Payments of principal under notes payable	(1,241)	(533)

Net cash (used in) provided by financing activities	(21,398)	2,041

Effect of exchange rate changes on cash and cash equivalents	(247)	(171)

Net increase (decrease) in cash and cash equivalents	10,570	(682)
Cash and cash equivalents at beginning of period	18,695	17,158

Cash and cash equivalents at end of period	$29,265	$16,476

Cash paid during the period for:
Interest	$1,938	$668
Income taxes, net	$12,505	$4,240

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

The accompanying financial data as of March 31, 2005 and for the three months and nine months ended March 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

In connection with preparation of the accompanying financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $130,300 and $10,000 at June 30, 2004 and 2003, respectively, and $20,350 at March 31, 2004 of auction rate securities, and to include such amounts as short-term available-for-sale marketable securities. In addition, the Company has made a corresponding adjustment to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used by investing activities increased by $10,350 for the nine months ended March 31, 2004. This change in classification does not affect previously reported cash flows from operations or cash flows from financing activities.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2005, results of operations for the three- and nine-month periods ended March 31, 2005 and 2004, and cash flows for the nine-month periods ended March 31, 2005 and 2004 have been made. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income as reported	$8,156	$6,303	$20,100	$13,321
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	2,861	3,445	9,546	11,115

Pro forma net income	$5,295	$2,858	$10,554	$2,206

Earnings per share:
Basic – as reported	$0.39	$0.30	$0.95	$0.63
Basic – pro forma	$0.25	$0.13	$0.50	$0.10

Diluted – as reported	$0.34	$0.29	$0.84	$0.61
Diluted – pro forma	$0.23	$0.13	$0.47	$0.10

The weighted-average grant-date fair values for options granted during the three months ended March 31, 2005 and 2004 were $20.82 and $18.56, respectively, per option. The weighted-average grant-date fair values for options granted during the nine months ended March 31, 2005 and 2004 were $17.78 and $15.62, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Option life	6 years	6 years	6 years	6 years
Risk-free interest rate	3.81%	3.25%	3.93%	3.43%
Stock volatility	72%	75%	73%	75%
Dividend rate	0%	0%	0%	0%

The weighted-average fair value of stock purchase rights granted as part of the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2005 and 2004 was $6.53 and $5.96, respectively. The weighted-average fair value of stock purchase rights granted as part of the ESPP during the nine months ended March 31, 2005 and 2004 was $6.30 and $5.50, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	3.13%	1.01%	2.76%	1.01%
Stock volatility	35%	43%	34%	43%
Dividend rate	0%	0%	0%	0%

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.	Inventory

	March 31, 2005	June 30, 2004
Raw materials	$6,993	$3,142
Work in process	8,511	4,451
Finished goods	2,972	3,153

Total	$18,476	$10,746

E.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income	$8,156	$6,303	$20,100	$13,321

Shares used in computation of net income per share—basic	21,011	21,184	21,054	21,084
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	4,135	—	4,135	—
Stock options	861	873	828	703

Shares used in computation of net income per share—diluted	26,007	22,057	26,017	21,787

Net income per share—basic	$0.39	$0.30	$0.95	$0.63

Net income per share—diluted	$0.34	$0.29	$0.84	$0.61

Options to purchase 1,553,249 and 1,431,304 shares of common stock were not included in the calculation of diluted net income per share for the three months ended March 31, 2005 and 2004, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods and therefore would be antidilutive. Options to purchase 1,671,437 and 2,010,065 shares of common stock were not included in the calculation of diluted net income per share for the nine months ended March 31, 2005 and 2004, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods and therefore would be antidilutive.

As a result of the Company’s adoption of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” the Company included 4,134,962 shares, which represent the securities issuable under the Company’s outstanding contingently convertible senior notes, in the calculation of diluted net income per share for the three and nine months ended March 31, 2005. In addition, for the computation of diluted net income per share for the three and nine months ended March 31, 2005, $588 and $1,765, respectively, of interest expense (including amortization of deferred financing costs) related to the Convertible Senior Notes was added back to reported net income to arrive at adjusted net income.

F.	Recent Accounting Pronouncements

In September 2004, the FASB announced that it had reached a final consensus with respect to Emerging Issue Task Force 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share.” The FASB’s final consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 was effective for all periods ending after December 15, 2004 and required the Company to include an additional 4,134,962 shares, using the if-converted method (under which net income was also adjusted to exclude imputed interest expense, net of tax), in the Company’s computation of diluted earnings per share for the three-month and nine-month periods ended March 31, 2005. The consensus required the Company to show the effect of the if-converted shares on the prior period earnings per share for comparative purposes.

In November 2004, the FASB issued FAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” FAS 151 requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued two Staff Positions “FSP FAS 109-1” and “FSP FAS 109-2” in response to the “Job Creations Act of 2004.” Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addresses the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The Company is in the process of evaluating the impact of the adoption of FSP FAS 109-1 and FSP FAS 109-2 on its financial position and results of operations.

In December 2004, the FASB issued FAS 123R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective for annual periods beginning after June 15, 2005. The adoption of FAS 123R will require the Company to record compensation expense for the value of its equity instruments given to employees. The Company is in the process of evaluating the impact of the adoption of FAS 123R on its financial position and results of operations.

G.	Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income	$8,156	$6,303	$20,100	$13,321
Other comprehensive income (loss):
Foreign currency translation adjustments	198	(21)	154	213
Change in unrealized gain (loss) on marketable securities	(273)	27	(348)	10

Other comprehensive income (loss)	(75)	6	(194)	223

Total comprehensive income	$8,081	$6,309	$19,906	$13,544

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.	Operating Segment Information

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

In the first quarter of fiscal 2005, the Company began reporting its operating segment results on a fully allocated basis. Segment information for the prior periods has been reclassified to conform to the current presentation. The following is a summary of the Company’s operations by reportable segment:

	Defense Electronics Group	Imaging and Visualization Solutions Group	OEM Solutions Group	Momentum Computer Group	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2005
Net revenues to unaffiliated customers	$36,461	$11,437	$14,193	$2,254	—	$64,345
Intersegment revenues	—	—	—	304	(304)	—

Net revenues	36,461	11,437	14,193	2,558	(304)	64,345
Income (loss) from operations	9,683	517	2,216	(875)	(122)	11,419
Depreciation and amortization expense	1,493	492	438	589		3,012

THREE MONTHS ENDED MARCH 31, 2004
Net revenues	26,702	9,397	9,287	—	—	45,386
Income (loss) from operations	5,245	1,692	1,351	—	—	8,288
Depreciation and amortization expense	1,033	229	281			1,543

NINE MONTHS ENDED MARCH 31, 2005
Net revenues to unaffiliated customers	100,715	37,034	38,149	2,761		178,659
Intersegment revenues	—	—	—	348	(348)	—

Net revenues	100,715	37,034	38,149	3,109	(348)	178,659
Income (loss) from operations	22,073	3,793	4,212	(1,289)	(103)	28,686
Depreciation and amortization expense	4,337	1,602	1,117	765		7,821

NINE MONTHS ENDED MARCH 31, 2004
Net revenues	83,206	23,953	19,305	—	—	126,464
Income (loss) from operations	16,267	2,661	(940)	—	—	17,988
Depreciation and amortization expense	3,780	753	781			5,314

I.	Goodwill and Acquired Intangible Assets

As of March 31, 2005 and June 30, 2004, goodwill of $38,723 and $29,009 was recorded, resulting from the acquisitions of Myriad Logic, Inc, the TGS Group (TGS), Advanced Radio Corporation, and Momentum Computer, Inc. (MCI).

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005 were as follows:

	Defense Electronics Group	Imaging and Visualization Solutions Group	Momentum Computer Group	Total
JUNE 30, 2004 balance	$9,867	$19,142	—	$29,009

Foreign currency translation		45		45

Goodwill recorded during period	(19)	113	9,575	9,669

MARCH 31, 2005 balance	$9,848	$19,300	$9,575	$38,723

In accordance with SFAS No. 142, the Company performed an annual assessment for impairment of its goodwill in the third quarter of fiscal 2005 related to all acquisitions and concluded that no impairment existed.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
MARCH 31, 2005
Completed technology	$5,268	$(2,710)	$2,558	4.4 years
Customer relationships	3,558	(418)	3,140	5.6 years
Licensing agreement	353	(66)	287	5.0 years
Customer backlog	549	(549)	—	0.3 years

	$9,728	$(3,743)	$5,985

JUNE 30, 2004
Completed technology	$5,316	$(1,794)	$3,522	4.4 years
Customer relationships	1,710	(56)	1,654	5.0 years
Licensing agreement	365	(12)	353	5.0 years

	$7,391	$(1,862)	$5,529

Amortization expense related to acquired intangible assets for the three months ended March 31, 2005 and 2004 was $895 and $194, respectively. Amortization expense related to acquired intangible assets for the nine months ended March 31, 2005 and 2004 was $1,882 and $582, respectively. Estimated future amortization expense for acquired intangible assets remaining at March 31, 2005 is $489 for the remainder of fiscal 2005, $1,762 for fiscal 2006, $1,176 for each of fiscal 2007 and 2008, $1,045 for fiscal 2009, and $337 thereafter.

J.	Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position, results of operations or cash flows.

K.	Stock Repurchase

In July 2004, the Company’s Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25,000. In the first quarter of fiscal 2005, the Company repurchased 300,000 shares of common

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock for a total cost of $7,844. In the second quarter of fiscal 2005, the Company repurchased 300,000 shares of common stock for a total cost of $8,769. In the third quarter of fiscal 2005, the Company repurchased 273,459 shares of common stock for a total cost of $8,334. Approximately $53 remained available under the plan for future repurchases as of March 31, 2005.

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

The Company’s product sales generally include a one-year hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2005 and 2004:

	2005	2004
Beginning balance at June 30,	$1,135	$925
Accruals for warranties issued during the period	1,271	1,096
Settlements made during the period	(974)	(962)

Ending balance at March 31,	$1,432	$1,059

M.	Acquisitions

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

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price as of December 7, 2004 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$388
Accounts receivable	1,157
Property and equipment	452
Other assets	192
Inventory	1,975
Customer relationships	1,900
Customer backlog	549
Goodwill	9,575
Current liabilities	(1,759)
Short-term notes payable (1)	(500)
Deferred tax liabilities, net	(139)

$13,790

(1)	Short-term notes payable amount was repaid subsequent to the acquisition date.

This transaction resulted in an amount of purchase price that exceeded the estimated fair values of tangible and intangible assets, which was allocated to goodwill. The Company believes that the high amount of goodwill relative to identifiable intangible assets was the result of several factors: the Company’s ability to gain protection against competition and to mitigate loss of market share at the low end of the market through expanded product and service offerings; the Company’s intentions to utilize its financial stability and market presence to attract new customers that were not then customers of MCI; and buyer-related synergies resulting from the Company’s leverage of its sales force and intellectual property to attract new contracts and revenue.

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

TGS Group

In December 2004, the Company entered into an agreement with the former shareholders of TGS which finalized the purchase price for the acquisition and, as a result, paid $2,812 in cash and issued 206,554 shares of the Company’s common stock valued at $4,813. The final purchase price of $19,414 for the acquisition of TGS consisted of total cash payments of $12,880, 206,554 shares of the Company’s common stock valued at $4,813, and $1,722 of transaction costs directly related to the acquisition. The finalization of the purchase price resulted in a $113 increase to goodwill recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “plan,” “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which there can be no firm assurances given. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Actual results, performances or achievements may differ materially from the anticipated future results, performances or achievements expressed or implied by these forward-looking statements. Important factors that may cause our actual results to differ from these forward-looking statements include, but are not limited to, those referenced in the section below entitled “Factors that May Affect Future Results” in Part I—Item 2 of this Form 10-Q.

OVERVIEW

We design, manufacture and market high-performance, embedded systems and software. Our primary areas of business are defense electronics, which includes radar, signals intelligence, sonar, smart weapons, and imagery applications; imaging and visualization solutions, which includes life sciences (medical diagnostic imaging and biotechnology), geosciences (oil and gas exploration), and simulation applications; and commercial OEM solutions, which includes semiconductor test inspection, reticle inspection, mask writing, and telecommunications test applications.

A majority of our revenues have been generated from sales in the defense electronics business (DEG), imaging and visualization solutions (IVS) and commercial OEM solutions business (OSG), which comprise three of our operating segments. Our remaining revenues were derived from our fiscal 2005 acquisition of Momentum Computer, Inc. (MCI), which has become our fourth operating segment (MCG) and primarily generates revenues from sales in the telecommunications market.

DEG delivers commercial off-the-shelf (COTS) products that adhere to industry standard technology and meet stringent packaging and cooling requirements of fielded systems for use in signal processing applications. Our activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance.

IVS is a global supplier and single source for high performance sensor data processing and integrated state-of-the-art reconstruction software in medical and other end markets. For example, our hardware and software solutions are embedded in life sciences applications that include magnetic resonance imaging (MRI), positron emission tomography (PET), and digital X-ray machines.

OSG is a global supplier of commercial OEM solutions, which includes semiconductor test inspection, reticle inspection, mask writing, and telecommunications test applications.

MCG supplies application-specific computers for telecommunications, industrial, medical, and defense applications.

We are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial off-the-shelf distribution, which means that product requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our product. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns of one customer do not necessarily correlate with the order patterns of another customer and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

During the first nine months of fiscal year 2005, revenues increased by $52.2 million compared to the same period in fiscal 2004, primarily as a result of a $17.5 million increase in our DEG revenues, a $13.1 million increase in IVS revenues and a $18.8 million increase in OSG revenues, as well as $2.8 million of revenues associated with the acquisition of MCI. Operating expenses increased $23.6 million from the same period last year primarily due to $9.6 million of additional operating expenses associated with our acquisitions of the TGS Group (TGS), Advanced Radio Corporation (ARC), which were completed in the fourth quarter of fiscal 2004, and Momentum Computer, Inc. (MCI), as well as our increased headcount of 52 employees not as a result of our acquisitions. Operating expenses as a percentage of revenues remained constant at 48% for the three months ended March 31, 2005 and decreased slightly to 50% for the nine months ended March 31, 2005 as compared to 48% and 51%, respectively, for the same periods in fiscal 2004. We continue to monitor key operating metrics in order to maintain an appropriate operating expense cost structure relative to our revenue growth expectations.

Going forward, business and market uncertainties may affect future results. For a discussion of key factors that could impact the future and must be managed by us, please refer to the discussion below.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of revenues	33.9	34.0	34.4	34.5

Gross profit	66.1	66.0	65.6	65.5
Operating expenses:
Selling, general and administrative	28.2	27.5	29.4	30.1
Research and development	20.2	20.2	20.1	21.2

Total operating expenses	48.4	47.7	49.5	51.3
Income from operations	17.7	18.3	16.1	14.2
Other income, net	0.4	0.6	—	0.6

Income before income taxes	18.1	18.9	16.1	14.8
Provision for income taxes	5.4	5.0	4.8	4.3

Net income	12.7%	13.9%	11.3%	10.5%

REVENUES

Total revenues increased by $18.9 million or 42% to $64.3 million for the three months ended March 31, 2005 compared to $45.4 million during the same period in fiscal 2004. Revenues increased by $52.2 million or 41% to $178.7 million for the nine months ended March 31, 2005 compared to $126.5 million during the same period in fiscal 2004. Revenues by segment as a percentage of total revenues were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Defense Electronics Group	57%	59%	56%	66%
Imaging and Visualization Solutions Group	18	21	21	19
OEM Solutions Group	22	20	21	15
Momentum Computer Group	3	—	2	—

Total revenues	100%	100%	100%	100%

DEG revenues increased by $9.8 million or 37% to $36.5 million for the three months ended March 31, 2005 compared to $26.7 million during the same period in fiscal 2004. The increase for the three months ended March 31, 2005 was primarily related to a $11.9 million increase in shipments serving signal intelligence applications and a $3.6 million increase in shipments serving defense technologies applications, offset by a $5.9 million decrease in shipments serving radar applications. These fluctuations were primarily the result of the timing of our customers’ ordering patterns.

DEG revenues increased by $17.5 million or 21% to $100.7 million for the nine months ended March 31, 2005 compared to $83.2 million during the same period in fiscal 2004. The increase for the nine months ended March 31, 2005 was primarily related to a $16.7 million increase in shipments serving signals intelligence applications and a $2.9 million increase in shipments serving defense technologies applications, offset by a $2.4 million decrease in shipments serving radar applications. These fluctuations were primarily the result of the timing of our customers’ ordering patterns.

IVS revenues increased $2.0 million or 21% to $11.4 million for the three months ended March 31, 2005 compared to $9.4 million during the same period in fiscal 2004. The increase for the three months ended March 31, 2005 compared to the same period in 2004 was primarily the result of revenues of $2.3 million associated with the acquisition of TGS, which was completed in the fourth quarter of 2004, offset by a decrease of shipments of our life sciences applications of $0.3 million.

IVS revenues increased $13.1 million or 55% to $37.0 million for the nine months ended March 31, 2005 compared to $23.9 million during the same period in fiscal 2004. The increase for the nine months ended March 31, 2005 compared to the same period in fiscal 2004 was primarily the result of increased shipments of our life science applications of $7.2 million and $5.9 million of revenues associated with the acquisition of TGS, which was completed in the fourth quarter of 2004.

OEM Solutions Group revenues increased $4.9 million or 53% to $14.2 million for the three months ended March 31, 2005 compared to $9.3 million during the same period in fiscal 2004. OEM Solutions Group revenues increased $18.8 million or 98% to $38.1 million for the nine months ended March 31, 2005 compared to $19.3 million during the same period in fiscal 2004. The increases in revenues for the three and nine months ended March 31, 2005 was primarily related to a $4.8 million and a $16.1 million increase, respectively, of shipments of semiconductor imaging boards for developing and testing new semiconductors. These increases in shipments were primarily attributable to design wins moving into production, and to a lesser extent, to increased shipments of systems for inclusion in baggage scanning applications. Shipments of semiconductor imaging boards represented 92% and 85% of OEM Solutions Group revenues for the three and nine months ended March 31, 2005, respectively, and 88% and 84% of the OEM Solutions Group revenues for the three and nine months ended March 31, 2004, respectively.

MCG revenues for the three months ended March 31, 2005 were $2.3 million. MCG revenues for the nine months ended March 31, 2005 were $2.8 million, which includes revenues from December 7, 2004, the date of our acquisition of MCI, to March 31, 2005.

GROSS PROFIT

Gross profit was 66.1% for the three months ended March 31, 2005, an increase of 10 basis points from the 66.0% gross profit achieved in the same period of fiscal 2004. Gross profit was 65.6% for the nine months ended March 31, 2005, an increase of 10 basis points from the 65.5% gross profit achieved in the same period of fiscal 2004. The slight increase in the gross margin as a percentage of revenue for the three and nine months ended March 31, 2005 compared to the same periods of fiscal 2004 is primarily a result of the 42% and 41% increase in our revenues, respectively, which absorbed certain fixed operational costs, partially offset by an increase as a percentage of total revenues in our commercial revenues, which typically carry lower gross margins than do our defense revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 45% or $5.6 million to $18.1 million for the three months ended March 31, 2005 compared to $12.5 million during the same period in fiscal 2004. The increase in selling, general and administrative expenses for the three months ended March 31, 2005 was primarily the result of an additional $2.8 million of expenses relating to the operations of the TGS, ARC and MCI acquisitions, as well as an increase in compensation expense from an increase in headcount of 28 employees not as a result of our acquisitions. Selling, general and administrative expenses increased 38% or $14.6 million to $52.6 million for the nine months ended March 31, 2005 compared to $38.0 million during the same period in fiscal 2004. The increase in selling, general and administrative expenses for the nine months ended March 31, 2005 was primarily the result of an additional $6.4 million of expenses relating to the operations of the TGS, ARC and MCI acquisitions, as well as an increase of commission expense of $1.3 million as well as an increase of other compensation expense from the increase in headcount of 28 employees not as a result of our acquisitions.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 42% or $3.8 million to $13.0 million for the three months ended March 31, 2005 compared to $9.2 million during the same period in fiscal 2004. The increase in research and development expenses for the three months ended March 31, 2005 was primarily the result of an additional $1.5 million of expenses relating to the operations of the TGS, ARC and MCI acquisitions, as well as an increase in prototype development expenses of approximately $0.4 million and an increase in compensation expense from the increase in headcount of 24 employees not as a result of our acquisitions. Research and development expenses increased 34% or $9.0 million to $35.8 million for the nine months ended March 31, 2005 compared to $26.8 million during the same period in fiscal 2004. The increase in research and development expenses for the nine months ended March 31, 2005 was primarily the result of an additional $3.3 million of expenses relating to the operations of the TGS, ARC and MCI acquisitions, as well as an increase in prototype development expenses of approximately $2.6 million and increase in compensation expense from the increase in headcount of 24 employees not as a result of our acquisitions.

INTEREST INCOME

Interest income for the three months ended March 31, 2005 increased by $0.9 million to $1.3 million compared to the same period of fiscal 2004. Interest income for the nine months ended March 31, 2005 increased by $2.1 million to $3.5 million compared to the same period of fiscal 2004. The increase for the three and nine months ended March 31, 2005 was primarily related to increased invested cash balances primarily from our issuance of $125 million of convertible debt in April 2004 as well as increased rates of return from our investments.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2005 increased by $0.8 million to $1.1 million compared to the same period of fiscal 2004. Interest expense for the nine months ended March 31, 2005 increased by $2.5 million to $3.2 million compared to the same period of fiscal 2004. The increase for the three and nine months ended March 31, 2005 was related to the increased interest expense associated with our issuance of $125.0 million of convertible debt in April 2004.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended March 31, 2005 increased by $0.1 million compared to the same period of fiscal 2004. Other income (expense), net for the nine months ended March 31, 2005 increased by $0.4 million compared to the same period of fiscal 2004. The change in other income (expense) was primarily related to gains and losses related to foreign currency transactions as well as a $0.1 million loss generated from our 35% equity interest investment in MCI during the second quarter of fiscal 2005.

INCOME TAX PROVISION

We recorded tax provisions during the three and nine months ended March 31, 2005 reflecting a 30% effective tax rate, as compared to 29% for the same periods in fiscal 2004. Our effective tax rate for all periods is less than the U.S. statutory tax rate of 35% primarily due to state and federal research and development credits, tax-exempt interest, and the extraterritorial income (ETI) benefit. We expect our fiscal year 2005 effective tax rate to be approximately 30%.

SEGMENT OPERATING RESULTS

Income from operations of the DEG segment increased $4.5 million to $9.7 million for the three months ended March 31, 2005 from $5.2 million for the same period of fiscal 2004, and increased $5.8 million to $22.1 million for the nine months ended March 31, 2005 from $16.3 million for the same period of fiscal 2004. The increase in income from operations of the DEG segment for the three and nine months ended March 31, 2005 was primarily related to the increase in revenues of $9.8 million and $17.5 million, respectively, partially offset by increased operating expenses primarily from the impact of the ARC acquisition.

Income from operations of the IVS segment decreased $1.2 million to $0.5 million for the three months ended March 31, 2005 from $1.7 million for the same period of fiscal 2004. The decrease in income from operations of the IVS segment for the three months ended March 31, 2005 was primarily the result of increased operating expenses of $2.6 million from the TGS acquisition, partially offset by increased revenues of $2.0 million. Income from operations of the IVS segment increased $1.1 million to $3.8 million for the nine months ended March 31, 2005 from $2.7 million for the same period of fiscal 2004. The increase in income from operations of the IVS segment for the nine months ended March 31, 2005 was primarily the result of increased revenues of $13.1 million, partially offset by increased operating expenses of $6.7 million from the TGS acquisition.

Income from operations of the OEM Solutions Group segment increased $0.9 million to $2.2 million for the three months ended March 31, 2005 from $1.3 million for the same period of fiscal 2004. Income from operations of the OEM Solutions Group segment increased $5.1 million to $4.2 million for the nine months ended March 31, 2005 from a loss of $0.9 million for the same period of fiscal 2004. The increase in income from operations of the OEM segment for the three and nine months ended March 31, 2005 was primarily a result of the increase in revenues of $4.9 million and $18.8 million, respectively, primarily related to semiconductor market applications.

Losses from operations of the MCG segment were $0.9 million and $1.3 million, respectively, for the three and nine months ended March 31, 2005. The loss for the nine-month period is from the date of the acquisition, December 7, 2004, to March 31, 2005.

See Note H to the financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and marketable investments of approximately $226.1 million. During the nine months ended March 31, 2005, we generated approximately $33.1 million in cash from operations, compared to $20.6 million generated during the same period of fiscal 2004. The $12.5 million increase in cash generated from operating activities is primarily due to the increase in net income of $6.8 million, an increase in depreciation and amortization of $2.5 million, an increase of $0.3 million in the tax benefit from stock options, and a $2.0 million increase in the change in operating assets and liabilities.

During the nine months ended March 31, 2005, our investing activities used cash of $0.9 million, a decrease in the use of cash of $22.3 million as compared to the same period last year. The decrease in the use of cash for investing activities was primarily due to an increase of $38.6 million of cash generated by net purchases and sales of marketable securities, primarily offset by a $12.3 million increase in cash used for the acquisition of businesses and a $4.1 million increase in purchases of property and equipment.

During the nine months ended March 31, 2005, our financing activities used cash of $21.4 million, an increase in the use of cash of $23.4 million from the same period in fiscal 2004. The increase in the use of cash for financing activities primarily consisted of $25.0 million of cash used for the purchase of our common stock, primarily offset by a $2.2 million increase in proceeds from the exercise of stock options.

In July 2004, our Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25.0 million. In the first quarter of fiscal 2005, we repurchased 300,000 shares of common stock for a total cost of $7.8 million. In the second quarter of fiscal 2005, we repurchased 300,000 shares of common stock for a total cost of $8.8 million. In the third quarter of fiscal 2005, we repurchased 273,459 shares of common stock for a total cost of $8.3 million. Approximately $0.1 million remained available under the plan for future repurchases as of March 31, 2005.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum net worth. The mortgage note agreements also include significant prepayment penalties. We were in compliance with all covenants of the mortgage note agreements as of March 31, 2005.

The terms of our convertible senior notes contain certain contingent conversion provisions. Under certain circumstances, the notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. The notes are convertible into shares of our common stock contingent upon the occurrence of specified events, including if, on or prior to May 1, 2019, the closing price of our common stock is above the initial threshold price of $36.28 for at least 20 trading days in a 30 consecutive trading-day period ending on the eleventh trading day of any fiscal quarter. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, on May 1, 2009, 2014 or 2019, upon a change in control, or if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest.

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2005:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$136,052	$842	$1,820	$2,105	$131,285
Interest due on notes payable	53,060	3,273	6,356	6,069	37,362
Purchase obligations	12,859	12,859	—	—	—
Operating leases	5,303	1,483	2,167	922	731
Other long-term liabilities	628	—	628	—	—
Deferred compensation	1,237	—	—	—	1,237

	$209,139	$18,457	$10,971	$9,096	$170,615

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. As of March 31, 2005, we had $136.1 million of outstanding debt. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures.

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

Additional Information on Stock Option Plans and Grants

Stock Option Program Description

We currently have one active stock option plan under which we grant options: the 1997 Stock Option Plan. We have 68,660 options outstanding as of March 31, 2005, which were issued under previously terminated plans.

Our stock option grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with our Company. We consider our equity compensation program critical to our operation and productivity. Approximately 77% of our employees participate in our equity compensation program.

Employee and Executive Option Grants

Option grants for the period:

	Nine Months Ended March 31, 2005	Year Ended June 30,
		2004	2003
Grants during the period as a percentage of outstanding shares at the end of such period	4.8%	4.7%	4.5%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	14.4%	13.8%	24.4%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.7%	0.6%	1.1%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	22.2%	21.7%	22.0%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers as of June 30, 2004.

Summary of Stock Option Activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
June 30, 2003	4,222,766	$24.52
Grants	996,030	22.06
Exercises	(238,074)	11.00
Cancellations	(447,227)	29.29

June 30, 2004	4,533,495	$24.18
Grants	1,007,300
Exercises	(265,868)
Cancellations	(190,818)

March 31, 2005	5,084,109	$25.02

As of March 31, 2005, there were 2,020,505 shares available for future option awards.

Summary of In-the-Money and Out-of-the-Money Option Information

	As of March 31, 2005
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,418,077	$15.70	1,408,003	$21.34	2,826,080	$18.51
Out-of-the-money (1)	1,328,213	$34.78	929,816	$30.87	2,258,029	$33.17

Total options outstanding	2,746,290	$24.93	2,337,819	$25.13	5,084,109	$25.02

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of our common stock of $27.58 as of March 31, 2005.

Options Granted to Named Executive Officers during the Nine Months ended March 31, 2005

	Individual Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date (1)	Weighted Average Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
James R. Bertelli	75,000	7.45%	$23.46	7/28/2014	$1,106,540	$2,804,190
Robert D. Becker	18,000	1.79%	$23.46	7/28/2014	$265,570	$673,006
Douglas F. Flood	10,000	0.99%	$23.46	7/28/2014	$147,539	$373,892
Barry S. Isenstein	20,000	1.99%	$23.46	7/28/2014	$295,077	$747,784
Craig Lund	22,000	2.18%	$23.46	7/28/2014	$324,585	$822,562

(1)	Based on fiscal year-to-date total of 1,007,300 shares subject to options granted to employees and directors under our 1997 Stock Option Plan.
(2)

Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the three months ended March 31, 2005: Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of March 31, 2005:		Values of Unexercised In-the- Money Options as of March 31, 2005: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	—	307,242	201,315	$3,465,640	$1,429,913
Robert D. Becker	—	—	66,767	67,083	$211,366	$365,240
Douglas F. Flood	6,701	$144,293	88,859	26,750	$999,486	$163,173
Barry S. Isenstein	—	—	66,332	48,750	$227,728	$296,410
Craig Lund	4,900	119,647	87,580	48,000	$675,647	$278,940

(1)	Option values based on the closing price of our common stock of $27.58 on March 31, 2005.

Rule 10b5 Plans

In January 2005, one of our executive officers, Mark Skalabrin adopted a written trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy. In December 2004, three of our executive officers, Douglas F. Flood, Craig Lund, and Barry S. Isenstein adopted written trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy. A portion of the shares to be sold under these plans will be issued pursuant to the exercise of existing stock options. Sales made pursuant to these plans will be disclosed publicly through Form 4 and Form 144 filings with the Securities and Exchange Commission.

Equity Compensation Plans

The following table sets forth information as of March 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	5,084,109	(b)	$25.02	2,174,141	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	5,084,109		$25.02	2,174,141

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 153,636 shares available for future issuance under the ESPP and 2,020,505 shares available for future issuance under the Company’s 1997 plan. We are no longer permitted to grant options under our 1991, 1993 and 1998 plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the FASB announced that it had reached a final consensus with respect to Emerging Issue Task Force 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The FASB’s final consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 was effective for all periods ending after December 15, 2004 and required us to include an additional 4,134,962 shares, using the if-converted method (under which net income was also adjusted to exclude imputed interest expense, net of tax), in our computation of diluted earnings per share for the three-month and nine-month periods ended March 31, 2005. The consensus required us to show the effect of the if-converted shares on the prior period earnings per share for comparative purposes.

In November 2004, the FASB issued FAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued two Staff Positions “FSP FAS 109-1” and “FSP FAS 109-2” in response to the “Job Creations Act of 2004.” Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addresses the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The Company is in the process of evaluating the impact of the adoption of FSP FAS 109-1 and FSP FAS 109-2 on its financial position and results of operations.

In December 2004, the FASB issued FAS 123R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective for annual periods beginning after June 15, 2005. The adoption of FAS 123R will require us to record compensation expense for the value of our equity instruments given to our employees. We are in the process of evaluating the impact of the adoption of FAS 123R on our financial position and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 68%, 69%, and 65% of our total revenues in fiscal 2004, 2003, and 2002, respectively, and approximately 59% of our total revenues for the nine months ended March 31, 2005. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement our requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction in funding or termination of a government program in which we are involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. Government, a foreign government or one of its respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks, including:

•	Changes in government administration and national and international priorities, including developments in the geo-political environment such as the current “War on Terrorism,” “Operation Enduring Freedom,” “Operation Iraqi Freedom,” and the threat of nuclear proliferation in North Korea, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

•	Our contracts with the U.S. and foreign governments and their prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

•	Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process and, in the event we are awarded a contract, we are subject to protests by disappointed bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors.

•	Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. The increased bargaining power of these contractors may adversely affect our ability to compete for contracts and, as a result, may adversely affect our business or results of operations in the future.

•	Our customers include U.S. Government contractors who must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. A violation of these laws and regulations could result in the imposition of fines and penalties to our customer or the termination of its contract with the U.S. Government. As a result, there could be a delay in our receipt of orders from our customer or a termination of such orders.

•	We sell products to U.S. and international defense contractors and also directly to the U.S. Government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (FARs) regarding the qualifications necessary to be a commercial supplier, there could be a material adverse effect on our business and operating results.

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. For the nine months ended March 31, 2005, four customers collectively accounted for 51% of our total revenues. In fiscal 2004, Argon Engineering Associates, GE Medical Systems and Northrop Grumman Corporation accounted for 12%, 11% and 11% of our total revenues, respectively. Customers in the DEG market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations

Our IVS and OEM Solutions revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major IVS or OEM Solutions Group customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Siemens Medical and Philips Medical Systems accounted for substantially all of our IVS revenues for the fiscal years ended 2004, 2003 and 2002. In particular, GE Medical accounted for 60% of our aggregate IVS sales in fiscal 2004, 59% in fiscal 2003 and 57% in fiscal 2002. For the nine months ended March 31, 2005, GE Medical accounted for 56% of our aggregate IVS sales. Similarly, KLA-Tencor accounted for 66% of our total sales in the OEM Solutions Group market in fiscal 2004, 44% in fiscal 2003 and 26% in fiscal 2002. For the nine months ended March 31, 2005, KLA-Tencor accounted for 72% of our total sales in the OEM Solutions Group market. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the IVS and OEM Solutions Group markets. Because it often takes significant time and added cost to replace lost business, it is likely that operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

Our sales to the IVS market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

The economic and technological conditions affecting our industry in general or any major IVS OEM customer in particular, may adversely affect our operating results. IVS OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of our products unnecessary or obsolete, or any change in the technology in these devices, could result in a decrease in our revenues. In addition to our IVS OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the United States, as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer IVS products. We cannot assure you that future health care regulation or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad will not have a material adverse effect on our business.

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

Our growth strategy includes developing new products and entering new markets. Our ability to compete in new markets will depend upon a number of factors including, among others:

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

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands, France, Germany and Italy. Revenues from international operations accounted for 9%, 7% and 4% of total revenues for fiscal year 2004, 2003 and 2002, respectively, and 7% for the nine months ended March 31, 2005. We also ship directly to international customers which accounted for 10%, 12%, and 25% of total revenues for fiscal year 2004, 2003 and 2002, respectively, and 9% for the nine months ended March 31, 2005. There are inherent risks in transacting business internationally, including:

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

We have completed the acquisitions of TGS, ARC and MCI over the last 12 months and we may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

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

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, spending levels of research and development expenses as a percentage of revenues may fluctuate in the future.

Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance.

We have experienced fluctuations in operating results in large part due to the sale of computer systems in relatively large dollar amounts to a relatively small number of customers. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns of one customer do not necessarily correlate with the order patterns of another customer. Thus, results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

Our stock price, like that of other technology companies, has been volatile. The stock market in general, and technology companies in particular, may continue to experience volatility in their stock prices. This volatility may or may not be related to operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. In addition, the continued threat of terrorism in the U.S. and abroad, the resulting military action and heightened security measures undertaken in response to that threat may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class action litigation against the company that issued the stock. If any shareholders were to institute a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

We significantly increased our leverage as a result of the sale of convertible senior notes.

In connection with our sale of convertible senior notes in April 2004, we incurred additional indebtedness of $125 million. The degree to which we are leveraged could, among other things:

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

There were no material changes in our exposure to market risk from June 30, 2004 to March 31, 2005.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information for the quarter ended March 31, 2005 with respect to our share repurchase program. (Table in thousands, except share data).

Period of Repurchase	Total Number of Shares Purchased During the Quarter Ended March 31, 2005	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Program During Quarter Ended March 31, 2005	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1-31, 2005	118	118	$30.15	$4,828
February 1-28, 2005	155	155	30.68	53
March 1-31, 2005	—	—	—	—

Total	273	273	$30.45	$53

In fiscal 2003, we announced a share repurchase program under which our Board of Directors had authorized the repurchase of up to $25,000 of our common stock. In July 2004, our Board extended the repurchase program through December 2005 and approved an increase in the total authorized dollar amount for repurchase then available to $25,000.

ITEM 6.	EXHIBITS

ITEM NO.	DESCRIPTION OF EXHIBIT

3.1	Restated Articles of Organization, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

3.2	Amendment to Restated Articles of Organization dated November 15, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004).

3.3	By-laws, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.1	Mercury Computer Systems, Inc. Deferred Compensation Plan and Amendment No. 1 thereto. (Incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

10.2*	Amendment No. 2 to Mercury Computer Systems, Inc. Deferred Compensation Plan.

10.3*	Summary of Annual Bonus Program.

12.1*	Ratios of Earnings to Fixed Charges.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult
Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial Officer)