Form 10-K
period 2005-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2005-09-13
CIK 1049521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $339,543,396 based upon the closing price of the Registrant’s Common Stock on the NASDAQ National Market on that date.

Shares of Common Stock outstanding as of August 31, 2005: 20,985,248 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Special Meeting in Lieu of the 2005 Annual Meeting of Shareholders to be held on November 14, 2005 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Exhibit Index on Page 81

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this annual report on Form 10-K, including in the section entitled “Factors That May Affect Future Results.”

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “our Company” refer to Mercury Computer Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

OVERVIEW

We design, manufacture and market high-performance embedded computer systems and software. Our primary areas of business are defense electronics, which includes radar, signals intelligence, sonar, smart weapons, and imagery applications; commercial imaging and visualization systems used in life sciences (medical diagnostic imaging and biotechnology), geosciences (oil and gas exploration), simulation applications, semiconductor wafer inspection, reticle inspection, mask writing, and telecommunications applications.

A majority of our revenues have been generated from sales in the Defense Electronics business (DEG), Imaging and Visualization Solutions business (IVS) and OEM Solutions business (OSG), which comprise three of our operating segments. Our remaining revenues were derived from our fiscal year 2005 acquisition of Momentum Computer, Inc. (MCI), which has become our fourth operating segment (MCG) and primarily generates revenues from sales in the telecommunications market. For more information regarding these operating segments, see Note N to our consolidated financial statements included in this report.

DEG delivers commercial off-the-shelf (COTS) products that adhere to industry-standard technology and meet stringent packaging and cooling requirements of fielded systems for use in signal processing applications. Our activities in this area have focused on the proof of concept, development and deployment of computers used in advanced military applications such as radar, sonar and signals intelligence.

IVS is a global supplier and single source for high-performance sensor data processing and integrated state-of-the-art reconstruction software in medical and other end markets. For example, our hardware and software solutions are embedded in life sciences applications that include magnetic resonance imaging (MRI), positron emission tomography (PET), and digital X-ray machines.

OSG is a global supplier of computers to original equipment manufactures (OEMs) that produce semiconductor wafer inspection, reticle inspection, mask writing, and telecommunications applications.

MCG supplies application-specific computers for telecommunications, industrial, medical, and defense applications.

Defense Electronics Group

In the fiscal years ended June 30, 2005, 2004 and 2003, DEG accounted for 59%, 68% and 69%, respectively, of our total revenues. DEG’s products are embedded in intelligence, surveillance and reconnaissance (ISR) gathering systems, including radar, signals intelligence (SIGINT), and applications such as smart weapons, data exploitation and sonar. DEG’s activities are focused on selling our products and services into the proof-of-concept, development and deployment phases of these advanced military applications.

We provide high-performance embedded computer systems as standard products to the defense markets by using COTS and selected rugged components, and by working closely with defense contractors to complete a customized design that matches the specified requirements of a military application.

We engage in frequent, detailed communication with the system end users, military personnel, and program managers at government and defense contractors regarding the technical capabilities of our advanced signal processing computers and the successful incorporation of our computers in numerous military programs. The DEG engineering team specializes in adding value to our basic core building blocks in the areas of power subsystems, specialized packaging systems (e.g., custom chassis designs), cooling systems (e.g., conduction cooling), and complex configurations required by customers.

The DEG is structured with three market-focused teams: Radar, SIGINT, and Defense Technologies, which includes imagery, data exploitation, smart weapons and sonar applications. Each of these market teams has technical directors that are specialists in the applications they support. In addition, each team has business development specialists that monitor the defense segment programs in which they have interest in each major branch of the United States armed services, and in Europe and Japan, to keep abreast of developments in their respective markets. This approach provides relevant information to us regarding major military procurements worldwide, and serves to provide focused product requirements into our engineering teams.

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

Our primary DEG customers include Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and Argon Engineering Associates, as well as other prime contractors. These above-named customers in aggregate accounted for approximately 61%, 57% and 55% of DEG revenues for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. In addition, we sell our systems directly to leading organizations in the advanced defense technology research and development community.

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

In June 2004, we acquired Advanced Radio Corporation (ARC). ARC is a developer of radio frequency (RF) products that target SIGINT applications and commercial opportunities such as wireless infrastructure testing. We believe that the acquisition will enable us to develop front-end RF products that complement our real-time processing strengths in the SIGINT market. The total purchase price of $6.8 million consisted of $6.6 million in cash plus $0.2 million of transaction costs directly related to the acquisition. The results of ARC’s operations have been included in our consolidated financial statements since June 1, 2004.

On August 31, 2005, we purchased Echotek Corporation (Echotek) for approximately $49.0 million, subject to certain post-closing adjustments. The purchase was paid in a combination of cash and shares of Mercury common stock, with such stock representing approximately 10% of the total purchase price. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations will be included in our consolidated operations beginning September 2005.

Imaging and Visualization Solutions Group

In the fiscal years ended June 30, 2005, 2004 and 2003, IVS accounted for 20%, 18% and 20%, respectively, of our total revenues. The principal modalities of medical imaging systems include MRI, digital X-ray, PET, computed tomography (CT) and ultrasound devices. Our computer systems are currently embedded in MRI, CT, PET and digital X-ray machines.

Our primary IVS customers include GE Medical Systems, Philips Medical Systems and Force Computers GmbH. These customers accounted for approximately 80%, 93% and 79% of IVS revenues for fiscal years 2005, 2004 and 2003, respectively. In particular, GE Medical accounted for 56%, 60% and 59% of our IVS revenues during fiscal years 2005, 2004 and 2003, respectively.

We strive to provide a superior combination of high-performance and competitively priced embedded computer systems to the imaging and visualization market. We focus on establishing strong relationships with our customers, the medical equipment manufacturers. By maintaining frequent, in-depth communications with our customers and working closely with their engineering groups, we are able to understand their needs and provide appropriate solutions. Our broad array of products, based on CompactPCI® (cPCI) and PCI standards, provide the imaging and visualization industry with increased performance densities at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Integrating the high-bandwidth RACE++® Series architecture within the PCI and cPCI® environments and our XBi product line results in highly scalable systems. This allows medical equipment suppliers to design systems that can satisfy a broad range of price/performance requirements and meet the needs of global markets, all with our architecture.

The IVS group comprises an experienced team of sales specialists, as well as systems and applications engineers who work closely with the medical equipment designers and with our product development engineers. Once selected for design into a customer’s product line, this joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the medical imaging system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of our products. The IVS sales and technical support personnel are distributed among offices in the United States, and through our subsidiary offices in the United Kingdom, Italy, Germany and France and Japan. At our headquarters in Chelmsford, Massachusetts, systems engineers specializing in medical imaging applications provide support on an as-needed basis to the remote offices to assist in the pursuit of new medical imaging design wins.

In May 2004, we acquired the TGS Group (TGS Group). TGS Group is a leading supplier of three-dimensional (3D) image processing and visualization software to diverse end markets including life sciences (medical imaging and biotechnology), geoscience (earth sciences including oil and gas exploration), and simulation (commercial and defense). TGS Group is headquartered in Bordeaux, France and has operations in Berlin, Germany and San Diego, California and has sales offices in Italy and the United Kingdom. The results of TGS Group’s operations have been included in our consolidated financial statements since May 6, 2004. The total purchase price of $19.4 million for the acquisition of TGS Group consisted of cash payments of $12.9 million (of which $9.4 million was paid in fiscal 2004 and $2.8 million was paid in fiscal 2005); 206,554 shares of the Company’s common stock valued at $4.8 million and issued in fiscal 2005; and $1.7 million of transaction costs directly related to the acquisition.

In July 2005, we acquired SoHard AG (SoHard) for approximately $22.9 million in cash, subject to certain post-closing adjustments. SoHard is a global market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany. The results of SoHard’s operations will be included in our consolidated financial statements beginning in July 2005.

OEM Solutions Group

In the fiscal years ended June 30, 2005, 2004 and 2003, OSG accounted for 19%, 14% and 11%, respectively, of our total revenues. KLA-Tencor accounted for 72%, 66% and 44% of our aggregate sales in this market in fiscal years 2005, 2004 and 2003, respectively. We have secured multiple design wins in each of the primary application areas of photomask generation, reticle inspection and wafer inspection. Our current customers range from relatively new start-up companies to top-tier OEMs. Our products are also currently designed into the high-throughput airport baggage scanning system from GE InVision Technologies.

Our strategy is to provide a compelling combination of high-performance and competitively priced embedded computer systems with application engineering expertise. We believe we are one of a few suppliers of off-the-shelf embedded computers with products capable of meeting the demanding processing and I/O bandwidth requirements of the OEM marketplace. Our OEM business and support model fits well with the customers’ needs for faster time to market. We believe the principal reason for our OEM design wins is our experienced team of systems and applications engineers who work closely with the OEMs and with our product development engineers to ensure the optimum configuration for the customer. We focus on establishing strong relationships with our OEM customers by maintaining frequent, in-depth communications and working closely with their engineering groups. We intend to continue our efforts to earn new design wins for our computer systems in place of alternative designs employed by the semiconductor imaging equipment manufacturers and other competitors within the market.

OSG is comprised of experienced teams of sales specialists, as well as systems and applications engineers who work closely with the OEM designers and with our product development engineers. The OSG teams include the communications computing market team and the Advanced Imaging Group market team, the latter focusing primarily on semiconductor imaging applications. Once selected for design into a customer’s product line, a joint design effort frequently precedes the first production orders by approximately two to three years. However, once selected, the production contracts typically continue for the life of the OEM’s system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of our products. The OSG sales and technical support personnel are distributed among offices in the United States. At our headquarters in Chelmsford, Massachusetts, systems engineers specializing in the OEM applications provide support on an as-needed basis to assist in the pursuit of new OEM design wins.

Momentum Computer Group

The operations of MCI comprise our fourth operating segment, Momentum Computer Group (MCG). MCI is a supplier of quick turn-around design for application-specific processor and high-performance I/O boards for the telecommunications, military and aerospace markets. MCI is structured to work as an extension of its customers’ engineering teams, designing products to meet the specific architectural, environmental, performance and schedule requirements of each customer’s project.

In September 2004, we acquired a 35% voting interest in MCI for $3.1 million, which was recorded at that time as an investment in an unconsolidated entity. In December 2004, we acquired the remaining 65% voting interest in MCI in a separately negotiated transaction, paying $10.5 million in cash and agreeing to pay up to $12.0 million of additional cash consideration if specified operating income and revenue targets are achieved by MCI over the 24 months following the closing. Any such additional payments will be recorded as additional goodwill if and when incurred.

The total purchase price for the acquisition of MCI was $13.8 million, consisting of cash payments of $13.6 million and transaction costs of $0.2 million directly related to the acquisition. We believe the acquisition of MCI will expand our product offerings across all of MCI’s markets. The results of MCI’s operations have been included in our consolidated financial statements since December 7, 2004. From September 30, 2004 to December 7, 2004, we recorded our pro rata share of MCI’s net operating results under the equity method of accounting.

During fiscal year 2005, MCI revenues were $4.4 million and comprised 2% of our total revenues.

CUSTOMERS

In fiscal year 2005, KLA-Tencor Corporation, Argon Engineering Associates, Northrop Grumman and GE Medical Systems accounted for 14%, 14%, 11% and 11% of our total revenues, respectively. In fiscal year 2004, Argon Engineering Associates, Northrop Grumman and GE Medical Systems accounted for 12%, 11% and 11% of our total revenues, respectively. In fiscal year 2003, Lockheed Martin, GE Medical Systems, Northrop Grumman and Raytheon Company accounted for 12%, 12%, 11% and 10% of our total revenues, respectively.

International revenues represented approximately 9%, 9% and 7% of our total revenues during fiscal years 2005, 2004 and 2003, respectively. International revenue is designated based on the country in which our legal subsidiary is domiciled.

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

Due to the nature of the applications in which many of our computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. We employ the RACEway Interlink, an industry-standard (ANSI/VITA-5 1994) switch fabric interconnect developed by us, which allows for high interprocessor communication, data processing bandwidth and I/O capacity. We use our proprietary application-specific integrated circuits (ASICs) to integrate microprocessors, memory and related components into the RACEway Interconnect fabric to provide optimum system performance. We use multiple industry-standard processors, such as the Freescale PowerPC® microprocessor, in the same system. We believe that the RACEway Interlink and our proprietary ASICs, working together with a group of mixed microprocessors in the same system, allow for the most efficient use of space and power with an optimal price/performance ratio.

We have developed a set of core technical strengths specifically targeted to, and defined by, the application areas of digital signal and image processing. These technical strengths are pivotal to our success in the real-time market segments of DEG, IVS and commercial OEM solutions. These technical strengths have resulted in the following developments and capabilities:

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

PowerStream® ProductLine.    PowerStream systems are designed to address the requirements of the most demanding defense electronics applications, which are typically compute-intensive and require very high interprocessor bandwidth and I/O capacity. These systems must also fit within the limited space available in aircraft, ships and trucks. The PowerStream family of products includes both RACE++ and RapidIO-based solutions. They are used in advanced radar applications such as space-time adaptive processing (STAP) radar, synthetic aperture radar (SAR), airborne early warning (AEW), and multifunctional naval applications incorporating surveillance, tracking, and weapons control. PowerStream systems transform the massive streams of digital data created in these applications into usable information in real time. PowerStream systems can scale to hundreds of processors. Current systems utilize PowerPC microprocessors. Designed as a deployable multiprocessor system, PowerStream products include power, cooling and reliability features required for deployment in the challenging environments of airborne, oceangoing or land-mobile applications. The entry price for PowerStream systems is approximately $750,000.

RACE++® VME Product Line.    RACE++ VME systems provide real-time, embedded multicomputing in an industry-standard VME chassis. The VMEbus has been the traditional standard for many embedded applications. Our VME systems support the RACE++ Series architecture. These systems contain compute modules based primarily on the PowerPC processors and can scale to several hundred processors. RACE++ Series MYRIAD™ I/O products provide a wide range of digital interface options for our VME-based systems, including Fibre Channel interfaces and PCI mezzanine card (PMC) sites for a variety of third-party standard and custom I/O devices. Our VME-based systems and components are primarily used in the DEG market, where backward and forward compatibility is required for the long system life cycles of military equipment. RACE++ VME systems meet the computing speed, bandwidth and scalability requirements of many of today’s radar, sonar and SIGINT applications, where they are typically used to transform the streams of digital data created in these applications into usable information in real time. We believe that advanced radar systems are more likely to use the PowerStream systems because of the I/O bandwidth required. RACE++ VME systems can scale up to 320 processors in a single-chassis system, meeting the demands of the most compute-intensive embedded applications, and provides the I/O bandwidth required to meet the requirements of a wide array of applications. Entry price for a RACE++ VME system is about $50,000. Large configurations, scaling up to 320 processors in a single chassis, are available. Conduction cooled product versions are also available, enabling high-performance multicomputing in harsh environments.

Industrial Class Systems.    We offer two product lines in this class of system, which is targeted at applications deployed in benign environments. The VantageRT® PCI-based systems scale to 64 processors and are directed to the IVS and commercial OEM solutions markets. VantageRT systems are also the first of our systems to get FPGA-based computing integrated into the switch fabric architecture. The ImpactRT™ 3100 and Impact RT 3200 systems are based on the cPCI standard and are the first systems to utilize the next-generation RapidIO switch interconnect, and can scale up to 76 microprocessors. Our cPCI-based systems provide a cost-effective solution for industrial applications served by our IVS and OSG segments that require a more rugged operating environment than PCI-based systems can provide, but do not require the scalability and ruggedness of the RACE++ Series VME product line. Entry price for a RACE++ Series VantageRT and ImpactRT system is about $20,000. Larger configurations are available and sell for up to $500,000.

SOFTWARE PRODUCTS

We have developed a comprehensive line of software products that enable accelerated development and execution of digital signal and image processing applications on our hardware. The MCOE™ multicomputer operating environment is embedded in each digital signal processing board sold by us. We separately license software products and license a development software package that includes a development version of the MCOE multicomputer operating environment, scientific algorithm libraries, debugging tools and compilers. As a result of the TGS Group acquisition in May 2004, we also license 3D image processing and visualization software, which is sold in a “shrink-wrapped”, non-customized form. In fiscal year 2005, 2004 and 2003, revenues recognized from licensing standalone software products were approximately $10.0 million, $5.4 million and $3.2 million, respectively.

The following are software products we offer:

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

Amira.    This software allows physicians, scientists and engineers to explore 3D imagery obtained from CT, MRI or ultrasound scanning, confocal or wide-field microscopy, or similar sources. It also supports a wide range of applications in fields including oil and gas exploration and geoscience, numerical simulations, computational fluid dynamics and hydrodynamics.

Open Inventor.    This software is used for object-oriented, cross-platform 3D graphics API (application programming interface) for C++ and Java developers. Its cross-platform capability makes Open Inventor a fast, flexible, and high performing API for developing interactive, object-oriented 3D applications. This capability allows developers to increase productivity by reducing time to market and optimizing their development costs and resources.

ExamineRT™.    This product family is a set of high-performance medical imaging applications that include software and optional hardware customized to the individual needs of medical imaging system providers. Capabilities include full-functionality, advanced visualization, and client/server capability to existing equipment throughout an enterprise network.

VisageRT™.    This product family of accelerated, embedded reconstruction and visualization components is designed specifically for seamless integration into the existing frameworks of medical OEM system providers. Capabilities include orders-of-magnitude reduction in reconstruction time and advanced interactive volume rendering of massive medical datasets.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on developing new products as well as enhancing existing products. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time, signal processing industry.

We are involved with researchers from other companies and government organizations to contribute to the definition, standardization and implementation of a software framework for use inside programmable radios. Similar cooperative developments are underway to develop technology to optimize software code portability and reusability. This latter research is focused on developing generic software components that can be targeted to our products through the use of industry-standard tools with our specific libraries. Some of these research areas benefit from cost sharing through Defense Advanced Research Projects Agency (DARPA) grants in those areas where the U.S. Department of Defense will obtain benefit from the development. We reduced research and development expenses by approximately $0.4 million, $0.6 million and $0.7 million during fiscal years 2005, 2004 and 2003, respectively, as a result of cost sharing through DARPA.

As of June 30, 2005, we had 310 employees primarily engaged in engineering, research and development, including hardware and software architects and design engineers. During fiscal years 2005, 2004 and 2003, our total research and development costs were approximately $50.0 million, $38.6 million and $38.4 million, respectively.

CUSTOMER SUPPORT AND INTEGRATION

Our Customer Services organization is engaged in a full range of support functions, including training, technical program management, integration and design services, maintenance and support services. We have invested in a range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. In addition, we have developed many custom interfaces, reviewed customers’ designs, developed special hardware and software components and provided program management on behalf of DEG, IVS and OSG customers. These capabilities enable us to respond to the demanding individuality of many programs and have resulted in our being selected for both development, high-volume production and deployed programs.

MANUFACTURING AND SERVICE

We have received the International Organization for Standardization (ISO) 9001:2000 quality system registration. The current scope of delivered hardware products includes printed circuit boards (modules) and chassis systems. Our manufacturing operations consist primarily of materials planning and procurement, final assembly and test, and logistics (inventory and traffic management). We subcontract the assembly and test of most modules to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on two contract manufacturers. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We currently perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation.

Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory (SRAM), FPGA processors and other third-party chassis peripherals (power supplies, blowers, etc.), are presently available only from a single source or from limited sources. We have no supply commitments from our vendors and generally purchase components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect our revenues and financial results and could impact customer satisfaction.

COMPETITION

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative design approaches.

Our principal competition comes from internal development organizations, and we also compete with other commercial companies for design wins. A design win usually ensures, but does not always guarantee, that a customer will purchase our product until the next-generation system is developed. We believe that our future ability to compete effectively will depend, in part, upon our ability to continue to improve product and process technologies, to develop new technologies to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, to identify and adopt emerging industry standards and to adapt to customer needs.

The principal basis for selection in sales of digital signal processing systems to the defense electronics industry is performance (measured primarily in terms of processing speed, I/O capacity and interprocessor bandwidth, processing density per cubic foot, power consumption and heat dissipation), systems engineering support, overall quality of products and associated services, use of industry standards, ease of use and price. Competitors in the defense electronics industry include a relatively small number of companies that design, manufacture and market embedded digital signal processing board-level products and in-house design teams employed by prime defense contractors. In-house design efforts historically have provided us a significant amount of competition. However, competition from in-house design teams has diminished significantly in recent years due to the increasing use of COTS products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in-house developments will not re-emerge as a major competitive force in the future. Prime contractors are much larger than we are and have substantially more resources to invest in research and development. Increased use of in-house design teams by defense contractors in the future would have a material adverse effect on our business and operating results. Within the DEG market, we occasionally compete with workstation vendors who have substantially greater research and development resources, long-term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations. Some of the growth within our DEG markets may result from emerging demand for solutions that we market today, but on a smaller scale and at a higher volume. If this opportunity does indeed emerge, we will continue to face competition from development teams located inside our customers, as well as from other companies currently serving these markets.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws to establish and protect our rights in our products and proprietary technology. In addition, we currently require our employees and consultants to enter into formal confidentiality and assignment of invention agreements to limit use of, access to, and distribution of proprietary information. There can be no assurance that our means of protecting these proprietary rights in the United States or abroad will be adequate. The laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps we have taken to protect these proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. There can be no assurance that others will not develop technologies similar or superior to our technology or design around the proprietary rights we own. Although we are not aware that our products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. Litigation to determine the validity of any claims, whether or not such litigation is determined to be in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from daily operations. In the event of any adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to use infringing or substituted technology. The failure to develop, or license on acceptable terms, a substitute technology, could negatively impact our business.

We hold 18 U.S. patents covering the RACE Series® architecture, various software algorithms, RF techniques and PowerStream 7000 designs, and have several additional patents pending and applications submitted. We may file additional patent applications to seek protection for other proprietary aspects of our technology in the future. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights we hold. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets.

BACKLOG

As of June 30, 2005, we had a backlog of orders aggregating approximately $91.2 million, of which $85.7 million is expected to be delivered within the next twelve months. As of June 30, 2004, the backlog was also $91.2 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

EMPLOYEES

At June 30, 2005, we employed a total of 744 persons, including 310 in research and development, 249 in sales, marketing and customer support, 85 in manufacturing and 100 in general and administrative functions. We have 78 employees located in Europe, 4 located in Japan, and 662 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good. Primarily as a result of additional hires, our employee base increased by 92 persons since June 30, 2004, of which 30 related to acquisitions.

WEBSITE

We maintain a website on the World Wide Web at www.mc.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our code of business conduct and ethics is also available on our website. Information contained on our website does not constitute part of this report. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 59%, 68% and 69% of our total revenues in fiscal years 2005, 2004 and 2003, respectively. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement our requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, government programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction in funding or termination of a government program in which we are involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. Government, a foreign government or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks, including:

•	Changes in government administration and national and international priorities, including developments in the geo-political environment such as the current “Global War on Terrorism,” “Operation Enduring Freedom,” “Operation Iraqi Freedom,” and the threat of nuclear proliferation in North Korea and Iran, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

•	Our contracts with the U.S. and foreign governments and their prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

•	Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process and, in the event we are awarded a contract, we are subject to protests by unsuccessful bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors.

•	Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. The increased bargaining power of these contractors may adversely affect our ability to compete for contracts and, as a result, may adversely affect our business or results of operations in the future.

•	Our customers include U.S. Government contractors who must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts.

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

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal year 2005, KLA-Tencor Corporation, Argon Engineering Associates, Northrop Grumman Corporation and GE Medical Systems accounted for 14%, 14%, 11% and 11% of our total revenues, respectively. Customers in the DEG market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations

Our IVS and OEM Solutions revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major IVS or OEM Solutions Group customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Philips Medical Systems and Force Computers GmbH accounted for substantially all of our IVS revenues for fiscal years 2005, 2004 and 2003. In particular, GE Medical Systems accounted for 56% of our aggregate IVS sales in fiscal year 2005, 60% in fiscal year 2004 and 59% in fiscal year 2003. Similarly, KLA-Tencor Corporation accounted for 72% of our total sales in the OEM Solutions Group in fiscal year 2005, 66% in fiscal year 2004 and 44% in fiscal year 2003. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both our IVS and OEM Solutions Group markets. Because it often takes significant time and added cost to replace lost business, it is likely that operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

Our sales to the IVS market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

The economic and technological conditions affecting our industry in general or any major IVS OEM customer in particular, may adversely affect our operating results. IVS OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of our products unnecessary or obsolete, or any change in the technology in these devices, could result in a decrease in our revenues. In addition to our IVS OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the United States, as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer IVS products. There can be no assurance that future health care regulation or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad will not have a material adverse effect on our business.

Competition from existing or new companies in the IVS business could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

IVS competes in highly competitive industries, and our IVS OEM customers generally extend the competitive pressures they face throughout their respective supply chains. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our IVS OEM customers and potential IVS OEM customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

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

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

•	our ability to create demand for products in new markets;

•	our ability to manage growth effectively;

•	our ability to successfully integrate any acquisitions that we make;

•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;

•	the quality of our new products; and

•	our ability to respond rapidly to technological change.

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

We have completed the acquisitions of TGS Group, ARC and MCI in fiscal years 2004 and 2005. In July 2005, we acquired SoHard and in August 2005, we acquired Echotek. We may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

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

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic, Xilinx and Toshiba for custom-designed ASICs and FPGAs; Freescale and IBM for PowerPC microprocessors; IBM for a specific SRAM; and Arrow, Hybricon, and Motorola for chassis and chassis components. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors.

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

In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While there has been no significant impact on our contract manufacturers to date, future acquisitions could potentially have an adverse effect on our working relationships with contract manufacturers. Moreover, we currently rely primarily on two contract manufacturers. The failure of these contract manufacturers to fill our orders on a timely basis or in accordance with our customers’ specifications could result in a loss of revenues and damage to our reputation. We may not be able to replace these contract manufacturers in a timely manner or without significantly increasing our costs if such contract manufacturers were to experience financial difficulties or other problems that prevented them from fulfilling our order requirements.

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

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands, France, Germany and Italy. Revenues from international operations accounted for 9%, 9% and 7% of total revenues for fiscal years 2005, 2004 and 2003, respectively. From our U.S. operations, we also ship directly to international customers, which shipments accounted for 13%, 10% and 12% of total revenues for fiscal years 2005, 2004 and 2003, respectively. There are inherent risks in transacting business internationally, including:

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

We may be exposed to unfavorable currency exchange rate fluctuations, which may lead to lower operating margins, or may cause us to raise prices which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We do not currently hedge our foreign currency exchange rate exposure.

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

Our products are complex, and undetected defects may increase our costs, harm our reputation with customers or lead to costly litigation.

Our products are extremely complex and must operate successfully with complex products of other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant costs to support our service contracts and other costs and divert the attention of personnel from our product development efforts. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for business-critical applications. Because of this reliance, errors, defects or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.

We may be unsuccessful in protecting our intellectual property rights.

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around the proprietary rights we own. In addition, we may incur substantial costs in attempting to protect our proprietary rights.

Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary and we may be unable to successfully identify or prosecute unauthorized uses of our technology. Furthermore, with respect to our issued patents and patent applications, we cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents (and patent applications) and other proprietary rights held by us.

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

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, spending levels of research and development expenses as a percentage of revenues may fluctuate in the future.

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

Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	delays in completion of internal product development projects;

•	delays in shipping computer systems and software programs;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to our served markets;

•	production delays due to quality problems with outsourced components;

•	shortages and costs of components;

•	the timing of product line transitions; and

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology.

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

In the past, we have benefited from certain tax provisions that have reduced our effective tax rate and cash paid for taxes. One of these benefits has been the credit for increasing research activities, which will expire in December 2005. We have also utilized benefits under the extraterritorial income exclusion, or (ETI) tax regime. The ETI regime was ruled an illegal trade subsidy by the World Trade Organization and, as a result, the European Union imposed trade sanctions against the United States that would have increased substantially over time if the ETI regime were not repealed. On October 22, 2004, legislation was enacted to repeal the ETI regime for transactions entered into after December 31, 2004, subject to a phase-out to allow current beneficiaries to claim reduced ETI benefits for transactions entered into during calendar years 2005 and 2006. In addition to the repeal of ETI, this legislation created a deduction from taxable income that will apply to taxpayers with “qualified production activities income.” It is expected that we will qualify for this deduction beginning with fiscal year 2006, but we cannot assure that these tax provisions will be beneficial to us. We are in the process of assessing the overall impact of the legislation on our effective tax rate calculation. Our expenses for income taxes could be significantly higher in the future if there are further changes in the tax law applicable to us or we fail to qualify for certain tax benefits.

The trading price of our common stock may continue to be volatile which may adversely affect business, and investors in our common stock may experience substantial losses.

Our stock price, like that of other technology companies, has been volatile. The stock market in general and technology companies in particular may continue to experience volatility in their stock prices. This volatility may or may not be related to operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. In addition, the continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes institute securities class action litigation against the company that issued the stock. If any shareholders were to institute a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

We are required to account for options under our employee stock plans as a compensation expense, which will adversely affect our reported operating results.

We currently disclose pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on net income and net income per share in a footnote to the consolidated financial statements. SFAS 123R will require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations which will adversely affect operating results. Note B of our consolidated financial statements discloses the impact that such a change in accounting treatment would have had on net income and net income per share if the expensing of stock options requirements had been in effect during the periods presented. We adopted SFAS 123R as of July 1, 2005.

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

Provisions of our charter and by-laws could have the effect of discouraging a third party from making a proposal to acquire our Company and could prevent certain changes in control, even if some shareholders might consider the proposal to be in their best interest. These provisions include a classified board of directors, advance notice to our board of directors of shareholder proposals and director nominations, and limitations on the ability of shareholders to remove directors and to call shareholder meetings. In addition, we may issue shares of any class or series of preferred stock in the future without shareholder approval upon such terms as our board of directors may determine. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued.

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

ITEM 2.    PROPERTIES

Our headquarters consist of two buildings approximating 187,000 square feet of space in Chelmsford, Massachusetts. We also own approximately 179,000 square feet of land adjacent to our existing headquarters. We also lease domestic offices near Los Angeles, San Diego, Carlsbad and San Jose, California; Dallas and Houston, Texas; Chanhassen, Minnesota; Vienna and Reston, Virginia; Marlton, New Jersey; Nashua, New Hampshire; and Silver Spring, Maryland. We lease international offices in the United Kingdom, France, Germany, Italy, the Netherlands and Japan.

ITEM 3.    LEGAL PROCEEDINGS

In July 1999, a former employee alleged a wrongful termination action against the Company and certain officers of the Company. The Company and the former employee entered into binding arbitration in the Commonwealth of Massachusetts and, in December 2002, an award was entered in favor of the employee on one count, and for the Company and certain officers of the Company on the remainder of the counts. As a result of the award, the Company recorded an expense in the second quarter of fiscal year 2003 of approximately $0.8 million which was included in selling, general and administrative expenses. In January 2003, all obligations under the award were settled.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the Nasdaq National Market under the symbol MRCY. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock during such periods. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission.

		High	Low
2005	First quarter	$28.68	$21.22
	Second quarter	32.40	24.20
	Third quarter	31.95	26.32
	Fourth quarter	29.77	23.92

2004	First quarter	$23.50	$18.29
	Second quarter	25.29	21.02
	Third quarter	32.40	24.64
	Fourth quarter	26.37	21.44

As of August 31, 2005, we had approximately 11,000 shareholders including record and nominee holders. We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

See the table beginning on page 39 of this report entitled “Equity Compensation Plans,” which sets forth information as of June 30, 2005 with respect to our equity compensation plans and is incorporated into this Item 5 by reference.

In April 2004, we completed a private offering of $125 million aggregate principal amount of 2% Convertible Senior Notes due May 1, 2024, and received net proceeds of approximately $120.9 million from the offering. The notes were offered only to qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933, as amended. The notes may be converted into shares of our common stock at any time prior to maturity, redemption or repurchase by us, if (1) the price of our common stock issuable upon conversion of a note reaches a specified threshold over a specified period, (2) the notes have been called for redemption, (3) the trading price of the notes falls below certain thresholds, or (4) specified corporate transactions occur. At the option of the holder, the notes may be converted if, on or prior to May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter. In addition, the notes may be converted if, on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The notes may also be converted at the option of the holder if, at any time prior to May 1, 2019, the average trading price of the notes in a five-day consecutive trading period was less than $29.63. The initial conversion rate is 33.0797 shares per each $1,000 principal amount of notes (subject to adjustment), which is equivalent to an initial conversion price of approximately $30.23 per share. For further descriptions of the notes, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” and Note J to our consolidated financial statements included in this report.

In connection with our acquisition of TGS Group in May 2004, we issued 206,554 shares of our common stock to TGS Group shareholders as consideration for the acquisition, in reliance on exemptions from registration under Section 4(2) and Regulation S of the Securities Act. In light of the information obtained by us in connection with this transaction, management believes that we may rely on such exemptions. For further descriptions of the TGS Group acquisition, see “Business—Imaging and Visualization Solutions” and Note G to our consolidated financial statements included in this report.

In July 2004, our Board extended the share repurchase program through December 2005 and approved an increase in the total authorized dollar amount for repurchase then available to $25.0 million. No shares were repurchased under this program in the fourth quarter of fiscal year 2005. On July 25, 2005, our board of directors authorized a new share purchase program for up to $20.0 million of our currently outstanding common stock. The plan is intended to offset the potential dilutive impact of the issuance of shares in connection with our employee stock option and purchase plans. Repurchases of our common stock may be made from time to time at management’s discretion on the open market at the prevailing market prices or in privately negotiated transactions.

In August 2005, we purchased Echotek Corporation based in Huntsville, Alabama. The purchase price for the acquisition of Echotek was paid in a combination of cash and shares of our common stock, with such shares of common stock (an aggregate of 177,132 shares) representing approximately 10% of the total purchase price. The shares were valued based on the average price of our common stock during a twenty-day trading period prior to the closing. In connection with the issuance of our common stock in this transaction and based upon certain information obtained by us, we are relying on an exemption from registration provided under Section 4(2) of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues	$250,172	$185,595	$180,242	$150,115	$180,492
Income from operations	42,539	31,605	25,830	14,578	39,557
Net income	30,186	22,885	22,677	15,828	30,684
Net income per share:
Basic	$1.44	$1.08	$1.07	$0.73	$1.42
Diluted	$1.25	$1.03	$1.03	$0.69	$1.33

	As of June 30,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$199,166	$214,458	$84,510	$96,051	$101,391
Total assets	377,126	369,738	190,555	167,111	183,584
Long-term obligations	136,496	137,902	12,358	12,899	13,430
Total shareholders’ equity	197,826	180,857	152,656	135,725	147,788

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, timing of such funding, market acceptance of the our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as discussed in “Factors that May Affect Future Results,” in Item 1 of this annual report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

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

We are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial off-the-shelf (COTS) distribution, which means that product requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our product. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns of one customer do not necessarily correlate with the order patterns of another customer and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

During the past several years, the majority of our revenue has been generated from sales of our products to the defense electronics market, generally for use in intelligence-gathering electronic warfare systems. Our activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Imaging and visualization solutions is another primary market that we currently serve. Our computer systems are embedded in magnetic resonance imaging (MRI), positron emission tomography (PET), and digital X-ray machines. Our remaining revenues are derived from computer systems used in such commercial OEM solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

During fiscal year 2005, revenues increased by $64.6 million compared to fiscal year 2004, primarily as a result of a $22.2 million increase in DEG revenues, a $16.3 million increase in IVS revenues and a $21.7 million increase in OSG revenues, as well as $4.4 million of revenues associated with the acquisition of MCI. Gross margins as a percentage of revenues decreased from 67.4% in fiscal year 2004 to 66.2% in fiscal year 2005 primarily due to a (1) product mix shift from DEG to OSG and IVS as well as the acquisition of MCG, all of which generate lower gross margins than DEG and (2) increased inventory and warranty provisions. Operating expenses increased by $29.7 million for fiscal year 2005 as compared to fiscal year 2004 primarily due to several factors. First, we incurred $12.2 million of incremental operating expenses associated with our acquisitions of TGS Group and ARC, which were completed in the fourth quarter of fiscal year 2004, and our acquisition of MCI, which was completed in the second quarter of fiscal year 2005. Second, selling expenses and research and development expenses unrelated to these acquired companies increased by $14.4 million year over year. Finally we incurred a $2.2 million increase in professional services in connection with Sarbanes-Oxley compliance efforts and other corporate initiatives. We continue to monitor key operating metrics in order to maintain an appropriate operating expense cost structure relative to our revenue growth expectations.

On September 30, 2004, we acquired a 35% voting interest in Momentum Computer, Inc. (MCI), a manufacturer and developer of high-performance embedded processor and I/O boards, for $3.1 million, which was recorded at that time as an investment in an unconsolidated entity. In December 2004, we acquired the remaining 65% voting interest in MCI in a separately negotiated transaction, paying $10.5 million in cash and agreeing to pay up to $12.0 million of additional cash consideration if specified operating income and revenue targets are achieved by MCI over the 24 months following the closing. Any such additional payments will be recorded as additional goodwill if and when incurred.

The total purchase price for the acquisition of MCI was $13.8 million, consisting of cash payments of $13.6 million and transaction costs of $0.2 million directly related to the acquisition. We believe the acquisition of MCI will expand the breadth our product offerings across all of its markets. The results of MCI’s operations have been included in our consolidated financial statements since December 7, 2004. From September 30, 2004 to December 7, 2004, we recorded our pro rata share of MCI’s net operating results under the equity method of accounting.

In December 2004, we entered into an agreement with the former shareholders of TGS Group that finalized the purchase price for the fiscal year 2004 acquisition and, as a result, we paid $2.8 million in cash and issued 206,554 shares of our common stock, representing the final payment of the purchase price. The total purchase price of $19.4 million for the acquisition of TGS Group consisted of total cash payments of $12.9 million, 206,554 shares of our common stock valued at $4.8 million, and $1.7 million of transaction costs directly related to the acquisition.

On July 1, 2005, we acquired SoHard AG (SoHard) for approximately $22.9 million in cash, subject to certain post-closing adjustments. SoHard is a global market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany.

On August 31, 2005, we purchased Echotek Corporation (Echotek) for approximately $49 million, subject to certain post-closing adjustments. The purchase price was paid in a combination of cash and shares of Mercury common stock, with such stock representing approximately 10% of the total purchase price. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products.

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

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for bad debts, warranties, contingencies, litigation, and the valuation of inventory, long-lived assets, goodwill, and income tax assets. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For multiple-element arrangements, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement, and the delivery or performance of the undelivered item must be considered probable and substantially within our control. We also defer the portion of the sales price that is not due until acceptance, which represents deferred revenue. Fair value is the price charged when the same or similar element is sold separately.

Installation of our products requires insignificant effort that does not alter the capabilities of the products and may be performed by our customers or other vendors. If an order includes installation or training services that are undelivered at the time of product shipment, we defer revenue equal to the fair value of the installation or training obligations until such time as the services have been provided. We determine these fair values based on the price typically charged to our customers who purchase these services separately.

For transactions involving the licensing of standalone software products and of software that is not incidental to the product, we recognize revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable, and collection of the related receivable is reasonably assured. Our standalone software products are not deemed essential to the functionality of any hardware system and do not require installation by us or significant modification or customization of the software. The fair value of maintenance agreements related to standalone software products is recognized as revenue ratably over the term of each maintenance agreement.

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

At the time of product shipment, we assess collectibilty of trade receivables based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. If we determine that collectibilty of a particular sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon receipt of payment from the customer. After the time of sale, we assess our exposure to changes in our customers’ abilities to pay outstanding receivables and record allowances for such potential bad debts.

Inventory

Inventory, which includes materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, we use consistent methodologies to evaluate inventory for net-realizable value. We record a provision for excess and obsolete inventory, consisting of on- hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Acquired Intangible Assets

Acquired intangible assets result from the our acquisition of Myriad Logic, Inc., the TGS Group, ARC and MCI (see Note G) and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of four months to five years. Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Long-Lived Assets

Long-lived assets primarily include property and equipment and acquired intangible assets. We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Income Tax Assets

We evaluate the realizability of our deferred tax assets on a quarterly basis and assess the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. Except for deferred tax assets acquired in the TGS Group acquisition, we believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income; however, there can be no assurance that we will be able to meet our expectations of future income. We have provided a full valuation allowance against the net amount of TGS Group deferred tax assets.

Warranty Accrual

Our product sales generally include a one-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Years Ended June 30,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	33.8	32.6	34.4

Gross margin	66.2	67.4	65.6
Operating expenses:
Selling, general and administrative	28.3	29.0	29.5
Research and development	20.0	20.8	21.3
Amortization of acquired intangible assets	0.9	0.5	0.5

Total operating expenses	49.2	50.3	51.3

Income from operations	17.0	17.1	14.3
Other income, net	0.2	0.3	3.9

Income before income taxes	17.2	17.4	18.2
Provision for income taxes	5.1	5.1	5.6

Net income	12.1%	12.3%	12.6%

The following table sets forth, for the periods indicated, revenues by operating segment.

	Years Ended June 30,
	2005	2004	2003
Defense Electronics Group (DEG)	59%	68%	69%
Imaging and Visualization Solutions Group (IVS)	20	18	20
OEM Solutions Group (OSG)	19	14	11
Momentum Computer Group (MCG)	2	—	—

Total revenues	100%	100%	100%

FISCAL YEAR 2005 VS. FISCAL YEAR 2004

Total revenues increased 35% from $185.6 million during fiscal year 2004 to $250.2 million during fiscal year 2005. International revenues represented approximately 9% of total revenues during both fiscal years 2005 and 2004.

DEG revenues increased 18% or $22.2 million to $148.2 million during fiscal year 2005, compared to $126.0 during fiscal year 2004. The increase in DEG revenues was primarily due to a $20.9 million increase in shipments of SIGINT applications. Revenues from both radar and defense technology applications each increased by approximately 1% over fiscal year 2004 levels. Radar applications accounted for 43% of defense electronics revenues in fiscal year 2005 compared to 50% in fiscal year 2004. Signal Intelligence (SIGINT) applications accounted for 39% of DEG revenues in fiscal year 2005 compared to 30% in fiscal year 2004. Defense technology applications accounted for 18% of DEG revenues in fiscal year 2005 and 21% in fiscal year 2004. We expect defense electronics revenues to increase in fiscal year 2006 compared to fiscal year 2005 primarily due to increased demand for SIGINT applications.

IVS revenues increased 50% or $16.3 million to $49.2 million during fiscal year 2005 compared to $32.9 million in fiscal year 2004. The increase in imaging and visualization solutions revenues was primarily due to a $7.3 million increase in revenues from products used in MRI imaging systems, a $1.5 million increase in revenues from products using digital x-ray technology and a $6.9 million increase in revenues from TGS Group, which was acquired in May 2004. We expect IVS revenues to increase in fiscal year 2006 compared to fiscal year 2005 primarily due to recent design wins and the acquisition of SoHard, which was completed on July 1, 2005.

OSG revenues increased 81% or $21.7 million to $48.4 million for fiscal year 2005 compared to $26.7 million during fiscal year 2004. The increase in revenue was due primarily to increased shipments to semiconductor imaging OEMs for developing and testing of new semiconductor imaging systems as design wins moved to production. Shipments to customers in the semiconductor market represented approximately 87% of OSG revenues in fiscal year 2005 and increased by $19.3 million to $42.0 million in fiscal year 2005 compared to fiscal year 2004.

MCG revenues were $4.4 million during fiscal year 2005 and include revenues from MCI from the acquisition date of December 7, 2004 through June 30, 2005.

GROSS MARGIN

Gross margin was 66.2% for fiscal year 2005, a decrease of 120 basis points from the 67.4% gross margin achieved during fiscal year 2004. The decrease in gross margin during fiscal year 2005 as compared to fiscal year 2004 was primarily due to (1) a revenue mix shift from DEG towards OSG and IVS as well as the acquisition of MCG, which generate lower margins than DEG and (2) increased inventory and warranty provisions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 31%, or $16.8 million, to $70.7 million for fiscal year 2005 compared to $53.9 million during fiscal year 2004. The increase in selling, general and administrative expenses for fiscal year 2005 includes an increase of $6.4 million of expenses relating to the operations of the TGS Group, ARC and MCI acquisitions. Sales expenses unrelated to the acquired companies increased $7.1 million while remaining at 14% of revenue year over year. General and administrative expenses unrelated to acquired companies increased by $3.6 million, including $2.2 million for professional services in connection with Sarbanes-Oxley compliance efforts and other corporate initiatives. Selling, general and administrative headcount increased by 31 employees not as a result of our acquisitions. The fiscal year 2004 selling, general and administrative expenses include a charge of $0.5 million for acquired research and development resulting from the ARC acquisition. There were no charges for acquired research and development in fiscal year 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by 30%, or $11.4 million, to $50.1 million for fiscal year 2005 compared to $38.6 million during fiscal year 2004. The increase in research and development expenses was primarily due to an additional $4.3 million of expenses relating to the research activities associated with the TGS Group, ARC and MCI acquisitions, as well as an increase in prototype development expenses of approximately $3.5 million and an increase in compensation expense from the increase in headcount of 32 employees unrelated to our acquisitions. Research and development is important to our future success, and we expect that research and development expenses will increase in future periods.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets expense increased by 157%, or $1.5 million, to $2.4 million for fiscal year 2005 compared to $0.9 million during fiscal year 2004. The increase in amortization of acquired intangible assets expense in fiscal year year 2005 was primarily due to a full year of amortization from intangible assets acquired in the TGS Group and ARC acquisitions, which were completed during the fourth quarter of fiscal year 2004, and amortization of intangible assets acquired in the MCI acquisition, which was completed on December 7, 2004.

INTEREST INCOME

Interest income was $5.1 million in fiscal year 2005, up from $2.0 million in fiscal year 2004. This increase was primarily due to higher rates of return and increased invested cash balances in 2005, including $120.9 million from convertible debt net proceeds raised in April 2004.

INTEREST EXPENSE

Interest expense was $4.2 million in fiscal year 2005, up $2.8 million from $1.4 million in fiscal year 2004. This increase was related to the increased interest expense associated with our $125.0 million of convertible debt issued in April 2004.

INCOME TAX PROVISION

Our provision for income taxes was $12.9 million during fiscal year 2005, reflecting a 30% tax rate, as compared to $9.3 million during fiscal year 2004, reflecting a 29% tax rate. The fiscal year 2005 and fiscal year 2004 tax rates are less than the U.S. statutory rate of 35% primarily due to research and development credits, tax-exempt interest and the extraterritorial income (ETI) benefit. The increase in the tax rate to 30% in fiscal year 2005 as compared to fiscal year 2004 is primarily due to decreased tax benefits related to tax-exempt interest income.

In the normal course of business, we and our subsidiaries are examined by various tax authorities, including the IRS. Generally, an unfavorable settlement of any issue under audit would require the use of cash.

SEGMENT OPERATING RESULTS

Income from operations of the DEG segment increased $4.9 million to $36.7 million during fiscal year 2005 from $31.8 million during fiscal year 2004. The increase in income from operations of the DEG segment was primarily due to the $22.2 million or 18% increase in revenues in fiscal year 2005 compared to fiscal year 2004. The impact of the revenue increase was partially offset by increases in DEG operating expenses, including selling, general and administrative, research and development and amortization, which in the aggregate increased by $12.2 million from fiscal year 2004.

Income from operations of the IVS segment increased $2.8 million to $4.4 million during fiscal year 2005 from $1.6 million during fiscal year 2004. The increase in income from operations of the IVS segment in fiscal year 2005 compared to fiscal year 2004 was due to the $16.3 million or 50% increase in revenues in fiscal year 2005. The impact of the revenue increase was partially offset by increases in IVS’s operating expenses, which in the aggregate increased by $11.6 million from fiscal year 2004.

Income from operations of the OSG segment was $3.6 million during fiscal year 2005 as compared with a loss of $1.8 million during fiscal year 2004. The improved results in the OSG segment in fiscal year 2005 were primarily due to a $21.7 million or 81% increase in revenues from fiscal year 2004. The impact of the revenue increase was partially offset by increases in OSG’s operating expenses, which in the aggregate increased by $3.2 million from fiscal year 2004.

Loss from operations of the MCG segment was $2.0 million during fiscal year 2005 on sales of $4.4 million. MCG segment results are since the MCI acquisition date of December 7, 2004, and include approximately $0.7 million in amortization of acquired intangible assets.

See Note N to our consolidated financial statements included in this report for more information regarding our operating segments.

FISCAL YEAR 2004 VS. FISCAL YEAR 2003

Total revenues increased 3.0% from $180.2 million during fiscal year 2003 to $185.6 million during fiscal year 2004. International revenues represented approximately 9% of total revenues during fiscal year 2004 compared with approximately 7% of total revenues during fiscal year 2003.

DEG revenues increased 1% or $1.9 million to $126.0 million during fiscal year 2004, compared to $124.1 during fiscal year 2003. The increase in DEG revenues was primarily driven by a $13.9 million increase in shipments of SIGINT applications, partially offset by a $12.0 million decline in shipments of radar and defense technologies. The decrease in shipments of radar and defense technologies applications was due to the timing of programs. Radar applications accounted for 50% of defense electronics revenues in fiscal year 2004 compared to 54% in fiscal year 2003. SIGINT applications accounted for 29% of defense electronics revenues in fiscal year 2004 compared to 19% in fiscal year 2003. Defense technology applications accounted for 21% of defense electronics revenues in fiscal year 2004 compared to 27% in fiscal year 2003.

IVS revenues decreased 8% or $2.8 million to $32.9 million during fiscal year 2004 compared to $35.7 million in fiscal year 2003. The decrease in imaging and visualization solutions revenues was primarily due to a $6.5 million decrease in revenues from products used in CT imaging systems, a decrease in sales that had been expected by us, partially offset by a $2.4 million increase in other modalities including digital x-ray and MRI. The reduction in revenues derived from CT imaging systems was due to introductions by customers of CT systems that do not contain our products. The acquisition of TGS Group contributed $1.3 million of revenues in fiscal year 2004.

OSG revenues increased 31% or $6.4 million to $26.7 million for fiscal year 2004 compared to $20.4 million during fiscal year 2003. The increase in revenue was due primarily to increased shipments to semiconductor imaging OEMs for developing and testing of new semiconductor imaging systems as design wins moved to production. Shipments to semiconductors customers represented approximately 85% of OSG revenues in fiscal year 2004 and increased by $9.5 million to $22.7 million in fiscal year 2004 compared to fiscal year 2003.

GROSS MARGIN

Gross margin was 67.4% for fiscal year 2004, an increase of 180 basis points from the 65.6% gross margin achieved during fiscal year 2003. The increase in gross profit during fiscal year 2004 as compared to fiscal year 2003 was primarily due to program shifts within our DEG revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 1%, or $0.8 million, to $53.9 million for fiscal year 2004 compared to $53.1 million during fiscal year 2003. The increase in the expenses was primarily due to the inclusion of TGS Group and ARC, which contributed $1.0 million of expenses for fiscal year 2004 and $0.6 million of increased professional services associated with Sarbanes-Oxley compliance efforts, as well as a charge for acquired research and development of $0.5 million resulting from the ARC acquisition, offset by the absence in fiscal year 2004 of $0.8 million expensed in fiscal year 2003 related to an arbitration award against us in a former employee matter.

RESEARCH AND DEVELOPMENT

Research and development expenses increased slightly by 1%, or $0.2 million, to $38.6 million for fiscal year 2004 compared to $38.4 million during fiscal year 2003. The increase in research and development expenses was primarily due to increased compensation and, higher prototype and development costs associated with several development programs, and the inclusion of TGS Group and ARC, which contributed $0.5 million of expenses for fiscal year 2004 compared to none in the prior year, all of which were partially offset by the reduced compensation of terminating certain employees in the last quarter of fiscal year 2003.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets expense increased by 8%, or $0.1 million, to $0.9 million for fiscal year 2004 compared to $0.8 million during fiscal year 2003. The increase in amortization of acquired intangible assets expense in fiscal year 2004 was due amortization from intangible assets acquired in the TGS Group and ARC acquisitions, which were completed during the fourth quarter of fiscal year 2004.

INTEREST INCOME

We earned $2.0 million in interest income during fiscal year 2004 compared to $1.9 million during fiscal year 2003. This increase was primarily due to higher invested cash balances during fiscal year 2004.

INTEREST EXPENSE

Interest expense was $1.4 million in fiscal year 2004 as compared with $0.9 million in fiscal year 2003. The increase in interest expense was due to our issuance of $125.0 million of convertible notes during the fourth quarter of fiscal year 2004.

GAIN ON SALE OF DIVISION

We recorded a gain of $5.8 million during fiscal year 2003 as the result of the sale of our Shared Storage Business Unit to IBM. We received the final payments due from IBM for the sale of the Shared Storage Business Unit in March 2003.

INCOME TAXES PROVISION

Our provision for income taxes was $9.3 million during fiscal year 2004, reflecting a 29% tax rate, as compared to $10.2 million during fiscal year 2003, reflecting a 31% tax rate. The fiscal year 2004 and fiscal year 2003 tax rates are less than the U.S. statutory rate of 35% primarily due to research and development credits, tax-exempt interest and the ETI benefit. The decrease in the tax rate to 29% in fiscal year 2004 as compared to fiscal year 2003 is primarily due to increased tax benefits related to the ETI benefit and research and development tax credits.

SEGMENT OPERATING RESULTS

Income from operations of the DEG segment increased $6.4 million to $31.8 million during fiscal year 2004 from $25.4 million during fiscal year 2003. The increase in income from operations of the DEG segment was primarily due to the increase in 2004 revenue from SIGINT applications, which generate a higher gross margin than do other applications.

Income from operations of the IVS segment decreased $3.2 million to $1.6 million during fiscal year 2004 from $4.8 million during fiscal year 2003. The decrease in income from operations of the IVS segment in fiscal year 2004 compared to fiscal year 2003 was primarily due to the 8% decline in revenues as well as the increased operating expenses associated with the acquisition of TGS Group during the fourth quarter of fiscal year 2004.

Loss from operations of the OSG segment decreased $2.5 million to $1.8 million during fiscal year 2004 from $4.4 million during fiscal year 2003. The decrease in loss from operations of the OSG segment in fiscal year 2004 was primarily due to a $6.4 million increase in revenues from fiscal year 2003.

See Note N to our consolidated financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and marketable securities decreased by $10.1 million to $228.2 million as of June 30, 2005 as compared to $238.3 million as of June 30, 2004. In fiscal year 2005, we generated $38.0 million in cash from operations compared to $25.9 million generated in fiscal year 2004. The $12.1 million increase in the amount of cash generated from operations during fiscal year 2005 compared to fiscal year 2004 was primarily due to a $7.3 million increase in net income, a $6.0 million increase in non-cash depreciation and amortization expenses and deferred income taxes. These items increasing cash provided by operations were offset by several factors, including a $1.2 million increase in the year over year change in working capital items other than cash as compared with the previous year.

We generated $7.1 million in cash from investing activities in fiscal year 2005 and used $146.8 million in investing activities during fiscal year 2004. In fiscal year 2005, our net sales of marketable securities were $34.7 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $16.2 million and $11.4 million, respectively. During fiscal year 2004, our investing activities consisted of net purchases of marketable securities of $123.8 million, $17.4 million for the acquisition of businesses and $5.6 million for purchases of property and equipment.

During fiscal year 2005, our financing activities used cash of $20.3 million and primarily consisted of $25.0 million used for purchases of our common stock. In fiscal year 2004, financing activities provided cash of $122.6 million, including $120.9 million in net proceeds from a convertible debt offering, and did not include any stock repurchases during the year. During the fourth quarter of fiscal year 2004, we issued $125.0 million in aggregate principal amount of convertible notes. We intend to use the net proceeds from the offering of these notes for general corporate purposes, including working capital, capital expenditures, research and development, and potential acquisitions and strategic investments. We have broad discretion as to how to allocate these net proceeds, and there can be no assurance that these proceeds can or will yield a significant return.

During the years ended June 30, 2005 and 2003, we repurchased 873,459 shares for $25.0 million and 387,000 shares for $10.1 million, respectively, of our common stock under various stock repurchase programs authorized by our board of directors. We repurchased no shares of our common stock in fiscal year 2004. As of June 30, 2005, we had repurchased substantially all amounts authorized under the program. On July 25, 2005, our board of directors authorized a new share repurchase program for up to $20.0 million of our currently outstanding common stock. The plan is intended to offset the potential dilutive impact of the issuance of shares in connection with our employee stock option and purchase plans. Repurchases of our common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum net worth. The mortgage note agreements also include significant prepayment penalties. We were in compliance with all covenants of the mortgage note agreements as of June 30, 2005.

The terms of our convertible notes contain certain contingent conversion provisions. The notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances if the closing price of our common stock is above the initial threshold price of $36.28 for at least 20 trading days in a 30 consecutive trading-day period ending on the eleventh trading day of any fiscal quarter, or upon certain other events. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, on May 1, 2009, 2014 or 2019, upon a change in control, or if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest.

As a result of our adoption of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” we included 4,134,962 shares and 717,000 shares, which represent the securities issuable under our outstanding contingently convertible senior notes, in the calculation of diluted net income per share for the fiscal years ended June 30, 2005 and 2004, respectively.

In June 2005, we entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement is in effect until December 2011 and contains penalties for early termination and volume commitments. Aggregate minimum purchase commitments over the six-year term of the agreement total approximately $95.1 million, unless we terminate the agreement and pay penalties of up to $16.0 million for early termination.

In July 2005, we acquired SoHard for approximately $22.9 million in cash, subject to certain post-closing adjustments. SoHard is a global market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany.

On August 31, 2005, we purchased Echotek for approximately $49.0 million, subject to certain post-closing adjustments. The purchase was paid in a combination of cash and shares of Mercury common stock, with such stock representing approximately 10% of the total purchase price. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations will be included in our consolidated operations beginning September 2005.

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2005:

(In Thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$135,828	$831	$1,853	$2,144	$131,000
Interest due on notes payable	51,610	3,258	6,322	6,030	36,000
Alliance agreement	95,125	1,950	13,335	48,590	31,250
Purchase obligations	18,907	18,907	—	—	—
Operating leases	4,991	1,555	1,873	914	649
Other long-term liabilities	217	—	217	—	—
Deferred compensation	1,281	—	1,281	—	—

	$307,959	$26,501	$24,881	$57,678	$198,899

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. We generated $37.2 million, $25.9 million and $50.5 million from operating activities during the fiscal years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005, we had $135.8 million of outstanding debt. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, amounts payable for acquisitions and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures or any other material commitments aside from operating leases for our facilities, inventory purchase commitments, and commitments under our alliance agreement.

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

Additional Information on Stock Option Plans and Grants

We currently have one active stock option plan under which we grant options: the 1997 Stock Option Plan. In addition, we have several terminated stock option plans under which we no longer may grant options but under which we have options for the purchase of 60,224 shares still outstanding at June 30, 2005.

Our stock option grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with our Company. We consider our equity compensation program critical to our operation and productivity. Approximately 78% of our employees participate in our equity compensation program.

At our Special Meeting in Lieu of the Annual Meeting of Shareholders held on November 15, 2004, our shareholders approved amendments to the 1997 Stock Option Plan by increasing the authorized shares available for grant by 1,000,000 shares to 8,650,000 shares. At the meeting, our shareholders also approved an amendment to the Articles of Organization to increase the number of shares of common stock authorized for issuance thereunder by 20,000,000 shares, from 65,000,000 to 85,000,000.

Employee and Executive Option Grants

Option grants as of the end of:

	Years Ended June 30,
	2005	2004	2003
Grants during the period as a percentage of outstanding shares at the end of such period	5.2%	4.7%	4.5%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	12.5%	13.8%	24.4%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.6%	0.6%	1.1%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	20.9%	21.7%	22.0%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers of our Company as of June 30, 2005.

Summary of stock option activity

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
June 30, 2003	4,222,766	$24.52
Grants	996,030	22.06
Exercises	(238,074)	11.00
Cancellations	(447,227)	29.29

June 30, 2004	4,533,495	$24.18
Grants	1,083,150	26.64
Exercises	(320,349)	14.80
Cancellations	(211,768)	27.45

June 30, 2005	5,084,528	$25.16

Summary of in-the-money and out-of-the-money option information

	As of June 30, 2005
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,536,780	$16.86	1,561,544	$22.06	3,098,324	$19.48
Out-of-the-money (1)	1,868,304	$34.39	117,900	$28.03	1,986,204	$34.01

Total options outstanding	3,405,084	$26.48	1,679,444	$22.48	5,084,528	$25.16

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of our common stock of $27.42 as of June 30, 2005.

Options Granted to Named Executive Officers during the year ended June 30, 2005:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees (1)	Exercise or Base Price	Expiration Date
					5%	10%
James R. Bertelli	75,000	6.92%	$23.46	7/28/2014	$1,106,540	$2,804,190
Robert D. Becker (3)	18,000	1.66%	$23.46	7/28/2014	$265,570	$673,006
Robert Hult	—	—	—	—	$0	$0
Craig Lund	22,000	2.03%	$23.46	7/28/2014	$324,585	$822,562
Didier M. C. Thibaud	20,000	1.85%	$23.46	7/28/2014	$295,077	$747,784

(1)	Based on a total of 1,083,150 shares subject to options granted to employees and directors under our option plan in fiscal year 2005.
(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(3)	Mr. Becker departed the Company on August 5, 2005.

Options Exercises and Remaining Holdings of Named Executive Officers as of June 30, 2005

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of June 30, 2005:		Values of Unexercised In-the- Money Options as of June 30, 2005: (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Name
James R. Bertelli	—	—	307,242	201,315	$3,245,103	$1,399,713
Robert D. Becker	—	—	78,100	55,750	$207,070	$356,920
Robert Hult	—	—	25,000	75,000	$0	$0
Craig Lund	24,100	$351,205	68,380	48,000	$423,891	$271,900
Didier M. C. Thibaud	4,000	$91,814	64,024	62,916	$173,947	$303,370

(1)	Option values based on closing stock price of $27.42 on June 30, 2005.

Rule 10b5-1 Plans

In January, 2005, one of our executive officers, Mark Skalabrin, adopted a written trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act), and our insider trading policy. In December 2004, three of our executive officers, Douglas F. Flood, Craig Lund and Barry S. Isenstein, adopted written trading plans in accordance with Rule 10b5-1 under the Exchange Act and our insider trading policy. A portion of the shares to be sold under these plans will be issued pursuant to the exercise of existing stock options. Sales made pursuant to these plans will be disclosed publicly through Form 4 and Form 144 filings with the SEC.

Board Approval to Accelerate Vesting of Certain Stock Options

On June 20, 2005, we accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $29.00 or greater. As a result, vesting was accelerated for options to purchase 552,097 shares of our common stock with a weighted-average exercise price of $32.21 and exercise prices per share ranging from $29.26 to $40.85, including options to purchase 51,565 shares held by our executive officers and no options held by our non-employee directors. By taking this action, we expect to reduce the effects of our required adoption on July 1, 2005 of the Financial Accounting Standards Board’s new standard, Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” which requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method. No compensation expense was recorded in our consolidated statement of operations for the year ended June 30, 2005 related to this action as these options had no intrinsic value on June 20, 2005.

Equity Compensation Plans

The following table sets forth information as of June 30, 2005 with respect to compensation plans under which equity securities of our Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(a)	5,084,528	(b)	$25.16	2,091,993	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	5,084,528		$25.16	2,091,993

(a)	Consists of the 1991, 1993, 1997 and 1998 stock option plans and our 1997 Employee Stock Purchase Plan (ESPP).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 126,388 shares available for future issuance under the ESPP and 1,965,605 shares available for future issuance under our 1997 plan. We are no longer permitted to grant options under our 1982, 1991, and 1998 plans.

Related party transactions

A former member of our board of directors, who resigned as a director in September 2003, was a corporate officer of KLA-Tencor Corporation (KLA-Tencor). In the ordinary course of business, KLA-Tencor purchases products from us. In fiscal years 2004 and 2003, revenues recognized by us from KLA-Tencor were $17,693,000 and $8,924,000, respectively. As of June 30, 2004, $5,831,000 was included in accounts receivable, representing amounts due from KLA-Tencor for purchases of our products. As of June 30, 2004, we had no amounts payable to KLA-Tencor.

In 1996, we entered into a contract with NDC Development Associates, Inc. (Northland) to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of our chief executive officer. In January 2003, to assist with the design, permitting activities and oversight of the construction of a new facility, we entered into another agreement with Northland. We paid Northland fees of $0, $251,000 and $226,000 for fiscal years 2005, 2004 and 2003, respectively. We owed no amounts to Northland as of June 30, 2005 and 2004.

In July 2004, we entered into a consulting contract with David Bertelli, the brother of our Chief Executive Officer and a former Vice President for human resources. We paid David Bertelli $30,000 for consulting services during fiscal year 2005 and owed no amounts under this agreement as of June 30, 2005. In addition, we paid $25,000 of life insurance premiums for the benefit of David Bertelli during fiscal year 2005.

We have arrangements with other parties that do not meet the technical disclosure requirements of related parties and are not material in the aggregate. These individual arrangements either fall under reporting thresholds or are with non-immediate family members of our executive officers.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the FASB announced that it had reached a final consensus with respect to Emerging Issue Task Force 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The FASB’s final consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 was effective for all periods ending after December 15, 2004 and required us to include an additional 4,134,962 shares, using the if-converted method (under which net income was also adjusted to exclude imputed interest expense, net of tax), in our computation of diluted earnings per share for the fiscal year ended June 30, 2005. The consensus required us to restate prior period earnings per share for comparative purposes.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued two Staff Positions, “FSP FAS 109-1” and “FSP FAS 109-2”, in response to the “Job Creations Act of 2004.” Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addresses the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The adoption of FSP FAS 109-1 and FSP FAS 109-2 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R was originally expected to be effective for us beginning in the third quarter of fiscal year 2005. In April 2005, the effective date was amended by the SEC. As a result, SFAS 123R was effective for us as of July 1, 2005. Accordingly, we adopted SFAS 123R in our first quarter of fiscal year 2006. We expect to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although we are currently evaluating the provisions of SFAS 123R and its implications on our employee benefit plans, we believe that the adoption of this standard, based on the terms of the options outstanding at June 30, 2005, will have a material effect on our net income in fiscal year 2006.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in domestic interest rates. Investments with interest rate risk include short-term and long-term marketable securities. Debt with interest rate risk includes our fixed-rate convertible debt and mortgages.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Since the convertible debt was “out-of-the-money” at the end of fiscal year 2005, it was treated as a fixed -rate debt security and the analysis assumes that the entire principal amount is repaid in full at maturity and the exercise of the embedded equity option is ignored. Market risk for the short-term and long-term marketable securities was estimated as the potential decrease in the fair value resulting from a hypothetical increase in interest rates for securities contained in the investment portfolio. On this basis, the potential loss in fair value from changes in interest rates is $3.7 million as of June 30, 2005. The potential loss reflects a fair value loss on debt offset by a fair value gain on investments. We currently expect to hold our debt to maturity or conversion, whichever is sooner. Therefore, the realization of the potential loss on the debt obligations is unlikely.

FOREIGN CURRENCY RISK

We operate primarily in the United States. In fiscal year 2005, 91% of our revenues were billed in U.S. dollars. However, an increasing portion of our business is conducted outside the United States through our foreign subsidiaries in the United Kingdom, Italy, Germany, Japan, the Netherlands and France, where business is transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of these currencies. Local currencies are used as the functional currency for our subsidiaries in the United Kingdom, France, Italy, Germany, the Netherlands and Japan. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The impact of the movements in foreign currency exchange rates has been immaterial for all periods.

We have not entered into any financial derivatives instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Mercury Computer Systems, Inc.:

We have completed an integrated audit of Mercury Computer Systems, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

September 13, 2005

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$43,143	$18,695
Marketable securities	131,702	185,198
Accounts receivable, net of allowance of $500 at June 2005 and 2004, respectively	40,033	41,609
Inventory	16,691	10,746
Deferred tax assets, net	2,664	3,819
Prepaid expenses and other current assets	7,737	5,370

Total current assets	241,970	265,437
Marketable securities	53,382	34,391
Property and equipment, net	29,484	25,866
Goodwill	37,080	29,009
Acquired intangible assets, net	5,402	5,529
Deferred tax assets, net	4,481	3,612
Other assets	5,327	5,894

Total assets	$377,126	$369,738

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,627	$10,884
Accrued expenses	8,091	5,715
Accrued compensation	13,965	13,147
Amounts payable for acquisition	—	7,512
Notes payable	831	948
Deferred revenues and customer advances	8,162	5,851
Income taxes payable	3,128	6,922

Total current liabilities	42,804	50,979
Notes payable	134,997	135,827
Accrued compensation	1,281	1,122
Other long-term liabilities	218	953

Total liabilities	179,300	188,881
Commitments and contingencies (Notes G and I)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 and 65,000,000 shares authorized; 21,006,016 and 22,355,501 shares issued at June 30, 2005 and 2004, respectively; and 21,006,016 and 21,288,855 shares outstanding at June 30, 2005 and 2004, respectively	210	223
Additional paid-in capital	10,365	53,882
Treasury stock, at cost, 1,066,646 shares at June 30, 2004	—	(31,336)
Retained earnings	188,094	157,908
Accumulated other comprehensive income (loss)	(843)	180

Total shareholders’ equity	197,826	180,857

Total liabilities and shareholders’ equity	$377,126	$369,738

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For The Years Ended June 30,
	2005	2004	2003
Net revenues	$250,172	$185,595	$180,242
Cost of revenues	84,466	60,537	62,048

Gross profit	165,706	125,058	118,194
Operating expenses:
Selling, general and administrative	70,742	53,891	53,131
Research and development	50,072	38,648	38,383
Amortization of acquired intangible assets	2,353	914	850

Total operating expenses	123,167	93,453	92,364

Income from operations	42,539	31,605	25,830
Interest income	5,093	2,036	1,855
Interest expense	(4,166)	(1,441)	(923)
Gain on sale of division	—	—	5,800
Other income (expense), net	(343)	33	308

Income before income taxes	43,123	32,233	32,870
Income tax provision	12,937	9,348	10,193

Net income	$30,186	$22,885	$22,677

Net income per share:
Basic	$1.44	$1.08	$1.07

Diluted	$1.25	$1.03	$1.03

Weighted-average shares outstanding:
Basic	21,028	21,122	21,131

Diluted	25,970	22,520	21,948

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Shareholders’ Equity	Compre- hensive Income
	Shares	Amount
Balance June 30, 2002	22,268	$222	$49,863	$(34,993)	$120,353	$280	$135,725
Exercise of common stock options	89	1	807	2,020	(1,140)		1,688
Issuance of common stock under employee stock purchase plan				2,119	(952)		1,167
Tax benefit from stock options			593				593
Stock-based compensation			911	796	(796)		911
Repurchases of common stock				(10,139)			(10,139)
Comprehensive income:
Net income					22,677		22,677	$22,677
Change in unrealized loss on securities						(164)	(164)	(164)
Change in foreign currency translation						198	198	198

Comprehensive income								$22,711

Balance June 30, 2003	22,357	223	52,174	(40,197)	140,142	314	152,656
Exercise of common stock options	(1)			7,022	(4,402)		2,620
Issuance of common stock under employee stock purchase plan				1,839	(717)		1,122
Tax benefit from stock options			1,439				1,439
Stock-based compensation			269				269
Comprehensive income:
Net income					22,885		22,885	$22,885
Change in unrealized loss on securities						(290)	(290)	(290)
Change in foreign currency translation						156	156	156

								$22,751

Balance June 30, 2004	22,356	223	53,882	(31,336)	157,908	180	180,857
Exercise of common stock options	320	3	4,737				4,740
Issuance of common stock under employee stock purchase plan	64	1	1,404				1,405
Tax benefit from stock options			1,814				1,814
Retirement of common stock	(1,067)	(10)	(31,326)	31,336
Repurchase of common stock	(874)	(9)	(24,957)				(24,966)
Common stock issued for acquisitions	207	2	4,811				4,813
Comprehensive income:
Net income					30,186		30,186	$30,186
Change in unrealized loss on securities						(189)	(189)	(189)
Change in foreign currency translation						(834)	(834)	(834)

								$29,163

Balance June 30, 2005	21,006	$210	$10,365	—	$188,094	$(843)	$197,826

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30,

	2005	2004	2003
Cash flows from operating activities:
Net income	$30,186	$22,885	$22,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,573	7,406	8,212
Stock-based compensation	—	269	911
Tax benefit from stock options	1,814	1,439	593
Changes in deferred income taxes	1,036	(1,423)	(43)
Gain on sale of division	—	—	(5,800)
Loss on disposal of property and equipment	—	—	469
Impairment of assets	801	185	—
In-process research and development	—	500	—
Other non-cash expenses	127	—	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	2,701	(17,122)	8,938
Inventory	(3,969)	343	3,947
Prepaid expenses and other current assets	(2,260)	(1,172)	483
Other assets	44	(394)	(165)
Accounts payable and accrued expenses	(554)	6,703	4,091
Deferred revenues and customer advances	2,042	1,841	1,254
Income taxes payable	(3,818)	4,482	4,933
Other long term liabilities	(737)	—	—

Net cash provided by operating activities	37,986	25,942	50,500

Cash flows from investing activities:
Purchases of marketable securities	(237,604)	(153,759)	(76,103)
Sales and maturities of marketable securities	272,298	30,002	33,867
Acquisition of businesses, net of cash acquired	(16,184)	(17,425)	—
Purchases of property and equipment	(11,409)	(5,599)	(6,165)
Proceeds from sale of division	—	—	5,800

Net cash provided by (used in) investing activities	7,101	(146,781)	(42,601)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	1,405	1,122	1,167
Proceeds from exercise of stock options	4,740	2,620	1,688
Repurchases of common stock	(24,966)	—	(10,139)
Proceeds from convertible debt offering, net	—	120,889	—
Payments of principal under notes payable and of capital lease obligations	(1,447)	(2,016)	(760)

Net cash provided by (used in) financing activities	(20,268)	122,615	(8,044)

Effect of exchange rate changes on cash and cash equivalents	(371)	(239)	(210)

Net increase (decrease) in cash and cash equivalents	24,448	1,537	(355)
Cash and cash equivalents at beginning of year	18,695	17,158	17,513

Cash and cash equivalents at end of year	$43,143	$18,695	$17,158

Cash paid during the year for:
Interest	$4,207	$991	$927
Income taxes, net	$13,799	$4,122	$4,352

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

B.    Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts in the consolidated financial statements for fiscal years 2004 and 2003, including amounts for auction rate securities, cash, treasury stock, and inventory, have been reclassified to conform to the fiscal year 2005 presentation. These reclassifications had no effect on the previously reported net income or shareholders’ equity.

In connection with preparation of the accompanying financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $130,300 and $10,000 at June 30, 2004 and 2003, respectively of auction rate securities, and to include such amounts as short-term available-for-sale marketable securities. In addition, the Company has made corresponding adjustments to the accompanying statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $120,300 and $10,000 for the fiscal years ended June 30, 2004 and 2003, respectively. This change in classification does not affect previously reported cash flows from operations or cash flows from financing activities.

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

Certain contracts with customers require the Company to perform tests of its products prior to shipment to ensure their performance complies with the Company’s published product specifications and, on occasion, with

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional customer-requested specifications. In these cases, the Company conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, the Company believes that no further customer testing requirements exist and that there is no uncertainty of non-acceptance by its customer. In the limited instance that customer payment is conditioned upon final acceptance testing by the customer at its own facility, the Company does not recognize any revenue until the final acceptance testing has been completed and written confirmation from the customer has been received.

For multiple-element arrangements, the Company defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement, and the delivery or performance of the undelivered item must be considered probable and substantially within the control of the Company. The Company also defers the portion of the sales price that is not due until acceptance, which represents deferred revenue. Fair value is the price charged when the same or similar element is sold separately.

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

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MARKETABLE SECURITIES

The Company classifies investments in marketable securities as available-for-sale at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2005 and 2004. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income or expense. For determinations of gain or loss, the cost of securities sold is based on the specific identification method.

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

The Company invests in auction rate securities, among other financial instruments. Auction rate securities are debt instruments with interest rates that generally reset every 7 to 28 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate investments in auction rate securities. Accordingly, these investments are classified as short-term.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2005 and 2004, the Company had approximately $9,516 and $7,223, respectively, on deposit or invested with its primary financial and lending institution. There are no significant concentrations of investments in corporate debt securities with any single issuer of debt securities.

The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of a customer’s financial condition are performed. At June 30, 2005, four customers accounted for 61% of the Company’s receivables. At June 30, 2004, five customers accounted for 64% of the Company’s receivables.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVENTORY

Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net-realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets result from the Company’s acquisition of Myriad Logic, Inc., the TGS Group, Advanced Radio Corporation and Momentum Computer, Inc. (see Note G), and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of four to five years. Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash equivalents, accounts receivable, Company-owned employee life insurance policies, mortgage notes payable, and convertible notes. The carrying amount of cash equivalents and accounts receivable approximate their fair value due to their short maturities. The carrying amount of Company-owned life insurance policies are recorded at cash surrender value, which approximates fair value. Also, based on borrowing rates currently available to the Company for the mortgage notes payable, the carrying value of notes payable approximates fair value. As of June 30, 2005 and 2004, the fair values of the Company’s convertible notes, based upon market quotations, were approximately $132,969 and $133,125, respectively, compared to the carrying value of $125,000 at each year end.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of (a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for any of the years ended June 30, 2005, 2004 and 2003.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

IN-PROCESS RESEARCH AND DEVELOPMENT

The Company values tangible and intangible assets acquired through its business acquisitions at fair value, including in-process research and development (IPR&D). The Company determines IPR&D through established valuation techniques for various projects for the development of new products and technologies and expenses IPR&D when technological feasibility is not reached.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During the years ended June 30, 2005, 2004 and 2003, advertising expenses totaled $50, $141 and $210, respectively, and were included in selling, general and administrative expense in the consolidated statements of operations.

PRODUCT WARRANTY LIABILITY

The Company’s product sales generally include a one-year hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability:

	Years Ended June 30,
	2005	2004
Balance at beginning of year	$1,135	$925
Accruals for warranties issued during the year	2,108	2,147
Settlements made during the year	(1,623)	(1,937)

Balance at end of year	$1,620	$1,135

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

Calculations of diluted earnings per share also include the effect of the assumed conversion of the Company’s contingently convertible notes into shares of common stock, including an increase to reported net income for interest expense (net of tax) incurred on the notes that would not have been incurred if the debt had, in fact, been converted.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 123”) through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards:

	Years Ended June 30,
	2005	2004	2003
Net income as reported	$30,186	$22,885	$22,677
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	66	32
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(18,644)	(14,042)	(16,524)

Pro forma net income – Basic	$11,542	$8,909	$6,185

Add: Interest and amortization of deferred financing costs, net of tax, related to convertible notes	2,354	404	—

Pro forma net income – Diluted	$13,896	$9,313	$6,185

Net income per share:
Basic – as reported	$1.44	$1.08	$1.07
Basic – pro forma	$0.55	$0.42	$0.29

Diluted – as reported	$1.25	$1.03	$1.03
Diluted – pro forma	$0.54	$0.41	$0.28

The weighted-average grant-date fair values for options granted during the years ended June 30, 2005, 2004 and 2003 were $17.79, $15.08 and $14.09, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2005	2004	2003
Option life	6 years	6 years	6 years
Risk-free interest rate	3.94%	3.48%	4.37%
Stock volatility	73%	76%	81%
Dividend rate	0%	0%	0%

The weighted-average fair value of purchase rights granted in fiscal years 2005, 2004 and 2003 under the Company’s Employee Stock Purchase Plan were $7.29, $6.74 and $9.12, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended June 30,
	2005	2004	2003
Option life	6 months	6 months	6 months
Risk-free interest rate	3.00%	1.29%	1.07%
Stock volatility	34%	62%	79%
Dividend rate	0%	0%	0%

During the years ended June 30, 2005, 2004 and 2003, the stock option agreements of certain employees were modified to provide accelerated vesting and extended exercise periods, which resulted in the recognition of $0, $93 and $47 of stock-based compensation expense, respectively.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company recorded stock-based compensation expense of $0, $176 and $864 during the years ended June 30, 2005, 2004 and 2003, respectively, for stock options granted to non-employees. Such amounts reflect the fair value of options upon their final vesting dates as well as adjustments for the revaluation of a portion of the unvested options at each period-end. The fair value of these non-employee stock option grants was calculated using the Black-Scholes option-pricing model.

On June 20, 2005, the Company accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $29.00 or greater. As a result, vesting was accelerated for options to purchase 552,097 shares of the Company’s common stock with a weighted-average exercise price of $32.21 and exercise prices per share ranging from $29.26 to $40.85, including options to purchase 51,565 shares held by the Company’s executive officers and no options held by the Company’s non-employee directors. By taking this action, the Company expects to reduce the effects of the Company’s required adoption on July 1, 2005 of the Financial Accounting Standards Board’s new standard, Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” which requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method. No compensation expense was recorded in the Company’s consolidated statement of operations for the year ended June 30, 2005 related to this action as these options had no intrinsic value on June 20, 2005. For purposes of the SFAS No. 123 pro forma calculation above, the expense related to the options that were accelerated was $6.3 million, net of tax, for the year ended June 30, 2005.

COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/ (loss) consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities. For purposes of comprehensive income/(loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries. Items included in Accumulated Other Comprehensive Income/ (Loss) at June 30, 2005 and 2004 were as follows:

	Years Ended June 30,
	2005	2004
Cumulative foreign currency translation adjustment	$(458)	$376
Unrealized loss on marketable securities	(385)	(196)

	$(843)	$180

FOREIGN CURRENCY

Local currencies are used as the functional currency for the Company’s subsidiaries in the United Kingdom, France, Italy, Germany, the Netherlands and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and were immaterial for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the FASB announced that it had reached a final consensus with respect to Emerging Issue Task Force 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share.” The FASB’s final consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 was effective for all periods ending after December 15, 2004 and required the Company to include an additional 4,134,962 shares, using the if-converted method (under which net income was also adjusted to exclude imputed interest expense, net of tax), in the Company’s computation of diluted earnings per share for the fiscal year ended June 30, 2005. The consensus required the Company to restate prior period earnings per share for comparative purposes.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued two Staff Positions, “FSP FAS 109-1” and “FSP FAS 109-2”, in response to the “Job Creations Act of 2004.” Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addresses the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The adoption of FSP FAS 109-1 and FSP FAS 109-2 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R was originally expected to be effective for the Company beginning in its third quarter of fiscal year 2005. In April 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS 123R is now effective for the Company as of July 1, 2005. Accordingly, the Company will adopt SFAS 123R in its first quarter of fiscal year 2006. The Company expects to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although the Company is currently evaluating the provisions of SFAS 123R and its implications on its employee benefit plans, the Company believes that the adoption of this standard, based on the terms of the options outstanding at June 30, 2005, will have a material effect on its net income in fiscal year 2006.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.    Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended June 30,
	2005	2004	2003
Net income—basic	$30,186	$22,885	$22,677
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	2,354	404	—

Adjusted net income—for calculation of diluted earnings per share	$32,540	$23,289	$22,677

Shares used in computation of net income per share—basic	21,028	21,122	21,131
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	4,135	717	—
Stock options	807	681	817

Shares used in computation of net income per share—diluted	25,970	22,520	21,948

Net income per share—basic	$1.44	$1.08	$1.07

Net income per share—diluted	$1.25	$1.03	$1.03

Options to purchase 1,910,246 shares, 2,021,449 shares and 2,448,096 shares of common stock were not included in the calculations of diluted net income per share for the years ended June 30, 2005, 2004 and 2003, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods and therefore would be antidilutive.

During the year ended June 30, 2005, the Company adopted the guidance of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The guidance requires the inclusion in diluted earnings per share calculations of the effect of notes that are contingently convertible into shares of common stock, with restatement of reported amounts for periods prior to adoption. As a result of this adoption, the calculations of diluted net income per share for the years ended June 30, 2005 and 2004 (i) include 4,134,962 shares and 717,000 shares, respectively, which represent common stock issuable under the Company’s outstanding Convertible Senior Notes issued in fiscal year 2004 and (ii) reflect increases to reported net income of $2,354 and $404, respectively, representing the interest expense (including amortization of deferred financing costs) incurred, net of tax, related to the Convertible Senior Notes that would not have been incurred had the notes been converted into common stock, as assumed per the calculation. Diluted earnings per share for the year ended June 30, 2004 were restated from $1.05 to $1.03 as a result of this standard.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.    Marketable Securities

Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
JUNE 30, 2005
Short-term marketable securities:
Taxable notes and bonds and money market instruments	$97,255	$—	$(222)	$97,033
Tax-exempt municipal notes and bonds and money market instruments	34,701	—	(32)	34,669

	$131,956	$—	$(254)	$131,702

Long-term marketable securities:
Taxable notes and bonds and money market instruments	$53,513	$—	$(131)	$53,382

JUNE 30, 2004
Short-term marketable securities:
Taxable notes and bonds and money market instruments	$118,260	$—	$—	$118,260
Tax-exempt municipal notes and bonds and money market instruments	66,955	—	(17)	66,938

	$185,215	$—	$(17)	$185,198

Long-term marketable securities:
Taxable notes and bonds and money market instruments	$16,694	$—	$(119)	$16,575
Tax-exempt municipal notes and bonds, taxable corporate bonds and government agency bonds	17,876	—	(60)	17,816

	$34,570	$—	$(179)	$34,391

The Company’s investments in long-term marketable securities had maturities ranging from one to two years at June 30, 2005 and 2004, respectively. For the years ended June 30, 2005, 2004 and 2003, realized gains and losses from the sale of marketable securities were immaterial.

E.    Inventory

Inventory consisted of the following:

	June 30,
	2005	2004
Raw materials	$5,885	$3,142
Work in process	7,471	4,451
Finished goods	3,335	3,153

	$16,691	$10,746

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2005	2004
Computer equipment and software	$45,035	$34,651
Buildings	15,821	16,657
Furniture and fixtures	6,385	5,678
Land	3,350	3,315
Building and leasehold improvements	2,361	1,812
Machinery and equipment	831	828

	73,783	62,941
Less: accumulated depreciation and amortization	(44,299)	(37,075)

	$29,484	$25,866

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2005, 2004 and 2003 was $7,364, $6,355 and $7,362, respectively.

G.    Acquisitions

TGS Group

On May 6, 2004, the Company completed its acquisition of TGS Group (TGS Group). TGS Group is a leading supplier of three-dimensional (3D) image processing and visualization software to diverse end markets including life sciences (medical imaging and biotechnology), geoscience (earth sciences including oil and gas exploration), and simulation (commercial and defense). TGS Group is headquartered in Bordeaux, France, has operations in Berlin, Germany and San Diego, California and has sales offices in Italy and the United Kingdom. The results of TGS Group’s operations have been included in the consolidated financial statements since May 6, 2004.

The initial purchase price of TGS Group consisted of cash of $12,880 as well as 257,511 shares of the Company’s common stock. As of June 30, 2004, the Company had paid $9,438 of the cash consideration and had not yet issued the required shares of common stock due to a dispute with the sellers regarding the determination of the final purchase price. Also as of that date, the Company had recorded $7,512 as a current liability and $630 as a long-term other liability for the expected remaining purchase price payable to the former TGS Group shareholders. As a result, as June 30, 2004, the Company had recorded a preliminary TGS Group purchase price of $19,302, including $1,722 of transaction costs directly related to the acquisition.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial purchase price as of the acquisition date was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Accounts receivable	$1,315
Property and equipment	287
Other assets	1,179
Acquired intangible assets (customer relationships, completed technology and licensing agreement)	3,520
Goodwill	19,142
Current liabilities	(5,022)
Short-term notes payable (repaid subsequent to acquisition date)	(897)
Deferred tax liabilities, net	(222)

$19,302

In December 2004, the Company entered into an agreement with the former shareholders of TGS Group which finalized the purchase price for the acquisition and, as a result, paid $2,812 in cash and issued 206,554 shares of the Company’s common stock valued at $4,813, representing the final payment of purchase price. The final purchase price of $19,415 for the acquisition of TGS Group consisted of total cash payments of $12,880, 206,554 shares of the Company’s common stock valued at $4,813, and $1,722 of transaction costs directly related to the acquisition. The finalization of the purchase price resulted in a $113 increase to goodwill recorded.

This transaction resulted in an amount of purchase price that exceeded the estimated fair values of tangible and intangible assets, which was allocated to goodwill. The Company believes that the high amount of goodwill relative to identifiable intangible assets was the result of two factors: (1) the overall rationale for the transaction, which was to gain entry into the 3D medical image processing market by combining the acquired technology of TGS Group with that of the Company, in order to move from 2D image processing to an integrated 3D application layer product and offer this product to the Company’s existing customers; and (2) the buyer-specific synergies of expected additional revenues and associated profits, resulting from the integration of the Company’s and TGS Group’s technology and the exploitation of this technology primarily with the Company’s customers. In addition, at the acquisition date, TGS Group had a working capital deficit, which caused the Company to acquire net liabilities of approximately $3.4 million (excluding intangible assets) and had the direct effect of increasing the amount of recorded goodwill by a corresponding amount.

The amortization period for the acquired intangible assets subject to amortization is five years. The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes.

The pro forma statements reflecting the operating results of TGS Group and the Company as if TGS Group had been acquired as of July 1, 2003 would not differ materially from the operating results of the Company as reported.

Advanced Radio Corporation

On June 1, 2004, Mercury completed its acquisition of Advanced Radio Corporation (ARC). ARC is a developer of radio frequency (RF) products used in signals intelligence (SIGINT) applications and commercial opportunities such as wireless infrastructure testing. The total purchase price of $6,760 consisted of $6,603 in cash plus $157 of transaction costs directly related to the acquisition. The transaction also includes contingent payments of up to an aggregate of $1,500 payable over three years, which will be treated recorded as compensation expense if and as it is incurred. The results of ARC’s operations have been included in the Company’s consolidated financial statements since June 1, 2004.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price as of the acquisition date was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Other assets	$76
Property and equipment	82
Inventory	299
Acquired intangible assets (completed technology)	770
Deferred tax assets, net	131
Goodwill	5,642
Current liabilities	(339)
Short-term notes payable (repaid subsequent to the acquisition date)	(401)
In-process research and development	500

$6,760

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

This transaction resulted in an amount of purchase price that exceeded the estimated fair values of tangible and intangible assets, which was allocated to goodwill. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing product offering; (2) the Company’s ability to protect its existing competitive advantages within certain product lines of its Defense Electronics Group; and (3) the potential to continue developing next-generation technologies from the acquired workforce.

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

Momentum Computer, Inc.

On September 30, 2004, the Company acquired a 35% voting interest in Momentum Computer, Inc. (MCI), a manufacturer and developer of high-performance embedded processor and I/O boards, for $3,087, which was recorded at that time as an investment in an unconsolidated entity. On December 7, 2004, the Company acquired the remaining 65% voting interest in MCI in a separately negotiated transaction, paying $10,500 in cash and agreeing to pay up to $12,000 of additional cash consideration if specified operating income and revenue targets are achieved by MCI over 24 months following the closing. Any such additional payments will be recorded as additional goodwill if and when incurred.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The purchase price as of December 7, 2004 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$388
Accounts receivable	1,157
Property and equipment	452
Other assets	192
Inventory	1,975
Customer relationships	1,900
Customer backlog	549
Goodwill	9,575
Current liabilities	(1,759)
Short-term notes payable (repaid subsequent to acquisition date)	(500)
Deferred tax liabilities, net	(139)

$13,790

This transaction resulted in an amount of purchase price that exceeded the estimated fair values of tangible and intangible assets, which was allocated to goodwill. The Company believes that the high amount of goodwill relative to identifiable intangible assets was the result of several factors including: (1) the Company’s ability to gain protection against competition and to mitigate loss of market share at the low end of the market through expanded product and service offerings; (2) the Company’s intentions to utilize its financial stability and market presence to attract new customers that were not then customers of MCI; (3) buyer-related synergies resulting from the Company’s leverage of its sales force and intellectual property to attract new contracts and revenue.

The acquired intangible assets, other than goodwill, will be amortized over their estimated useful lives of six years for customer relationships and four months for customer backlog. The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes.

Pro forma financial information reflecting the operating results of MCI and the Company as if MCI had been acquired as of July 1, 2003 would not differ materially from the operating results of the Company, as reported.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Goodwill and Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
JUNE 30, 2005
Completed technology	$5,208	$(2,991)	$2,217	4.4 years
Customer relationships	3,489	(562)	2,927	5.6 years
Licensing agreement	338	(80)	258	5.0 years
Backlog	549	(549)	—

	$9,584	$(4,182)	$5,402

JUNE 30, 2004
Completed technology	$5,316	$(1,794)	$3,522	4.4 years
Customer relationships	1,710	(56)	1,654	5.0 years
Licensing agreement	365	(12)	353	5.0 years

	$7,391	$(1,862)	$5,529

Aggregate amortization expense related to acquired intangible assets for the fiscal years ended June 30, 2005, 2004 and 2003 was $2,353, $914 and $850, respectively. Estimated future amortization expense for acquired intangible assets remaining at June 30, 2005 is $1,762 for fiscal year 2006, $1,176 for fiscal year 2007, $1,176 for fiscal year 2008, $1,045 for fiscal year 2009 and $243 thereafter.

During the year ended June 30, 2004, the Company recorded a $185 impairment charge upon the Company’s cease of use and abandonment of an acquired licensing agreement, which had an original cost basis of $300. The impairment charge was included in selling, general and administrative expenses. The impaired asset was related to the Defense Electronics Group segment of the Company.

Movements in goodwill, presented by reportable segment, were as follows:

	Defense Electronics Group	Imaging and Visualization Solutions Group	Momentum Computer Group	Total
JUNE 30, 2003 balance	$4,225	$—	$—	$4,225
Acquisition of TGS Group		19,142		19,142
Acquisition of Advanced Radio Corporation	5,642	—	—	5,642

JUNE 30, 2004 balance	9,867	19,142	—	29,009
Acquisition of Momentum Computer, Inc.			9,575	9,575
Goodwill adjustments recorded during year	(19)	(206)	(523)	(748)
Foreign currency translation adjustments	—	(756)	—	(756)

JUNE 30, 2005 balance	$9,848	$18,180	$9,052	$37,080

The decreases in goodwill recorded during the year ended June 30, 2005, not related to foreign currency translations adjustments, consisted of the increase of $113K recorded for the TGS purchase price settlement (see Note G), a reduction of $523 in the amount of acquired net operating loss carryforwards of MCI based on final tax returns, and the use of $319 of acquired net operating loss carryforwards of TGS Group.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142, the Company performed an annual assessment for impairment of its goodwill in the third quarter of fiscal year 2005 for the goodwill related to all reportable segments and concluded that no impairment existed.

I.    Commitments and Contingencies

LEGAL CLAIMS

In July 1999, a former employee alleged a wrongful termination action against the Company and certain officers of the Company. The Company and the former employee entered into binding arbitration in the Commonwealth of Massachusetts and, in December 2002, an award was entered in favor of the employee on one count, and for the Company and certain officers of the Company on the remainder of the counts. As a result of the award, the Company recorded an expense in the second quarter of fiscal year 2003 of approximately $800, which was included in selling, general and administrative expenses. In January 2003, all obligations under the award were settled.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position or results of its operations.

PURCHASE COMMITMENTS

As of June 30, 2005, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $18,907.

In June 2005, the Company entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement is in effect until December 2011 and contains penalties for early termination and volume commitments. Aggregate purchase commitments over the six-year term of the agreement total approximately $95,125, unless the Company terminates the agreement and pays penalties of up to $16,000 for early termination.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under operating leases expiring in various years through 2010. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. Rental expense during the years ended June 30, 2005, 2004 and 2003 was $1,780, $1,100 and $930, respectively. Minimum lease payments under these operating leases are as follows:

Year Ending June 30,
2006	$1,555
2007	1,150
2008	723
2009	464
2010	450
Thereafter	649

Total minimum lease payments	$4,991

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

J.    Notes Payable

Notes payable consisted of the following:

	June 30,
	2005	2004
Notes payable	$135,828	$136,775
Less: current portion	831	948

	$134,997	$135,827

In November 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes are collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes contain certain covenants, which, among other provisions, require the Company to maintain a specified minimum net worth. The Mortgage Notes also include significant prepayment penalties. The Company was in compliance with all covenants of the mortgage note agreements as of June 30, 2005. The outstanding principal amount on the Mortgage Notes was $10,828 at June 30, 2005 and $11,599 at June 30, 2004.

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

The Notes are convertible into shares of the Company’s common stock contingent upon the occurrence of specified events. At the option of the holder, the Notes may be converted if, on or prior to May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter. In addition, the Notes may be converted if, on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if, at any time prior to May 1, 2019, the average trading price of the Notes in a five-day consecutive trading period was less than $29.63. The initial conversion rate is 33.0797 shares per each $1,000 principal amount of Notes, subject to adjustment in certain circumstances, yielding an initial conversion price of $30.23 per share. As of June 30, 2005, no circumstances existed and no events had occurred that made the Notes convertible.

Upon certain events involving a change in control of the Company, the holders of the Notes may elect to convert the Notes or require the Company to repurchase the Notes. The holders may also require the Company to repurchase the Notes, in whole or in part, on May 1, 2009, 2014 or 2019 or if the Company’s common stock is neither listed nor approved for trading on specified markets.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At its option, the Company may redeem any of the Notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the year ended June 30, 2005 and 2004, additional interest expense from the amortization of these deferred financing costs totaled $856 and $137, respectively. The unamortized balance of deferred financing costs totaled approximately $3,237 and $3,974 at June 30, 2005 and 2004, respectively.

Principal payments under the Mortgage Notes and the Notes are scheduled to be paid as follows:

Year Ending June 30,
2006	$831
2007	893
2008	960
2009	1,033
2010	1,111
Thereafter	131,000

$135,828

K.    Shareholders’ Equity

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share.

STOCK OPTION PLANS

The Company’s 1997 Stock Option Plan (the 1997 Plan), as amended, provides for the granting of options to purchase an aggregate of not more than 8,650,000 shares of the Company’s common stock and authorizing the issuance of up to 100,000 shares of common stock pursuant to restricted stock grants. The 1997 Plan provides for the grant of non-qualified and incentive stock options to employees and non-employees. All stock options are granted at a price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of four to five years and have a maximum term of 10 years. There were 1,965,605 shares available for future grant under the 1997 Plan at June 30, 2005.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity of the Company’s stock plans since June 30, 2002:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 30, 2002	3,663,639	$25.46

Granted	950,000	19.69
Exercised	(156,192)	10.81
Canceled	(234,681)	29.43

Outstanding at June 30, 2003	4,222,766	$24.52

Granted	996,030	22.06
Exercised	(238,074)	11.00
Canceled	(447,227)	29.29

Outstanding at June 30, 2004	4,533,495	$24.18

Granted	1,083,150	26.64
Exercised	(320,349)	14.80
Canceled	(211,768)	27.45

Outstanding at June 30, 2005	5,084,528	$25.16

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

On June 20, 2005, upon recommendation of the Compensation Committee of the Board of Directors (the “Board”) of the Company, the Board approved the acceleration of the vesting of the Company’s outstanding stock options with an exercise price of $29.00 or higher. As a result, vesting was accelerated for options to purchase 552,097 shares of the Company’s common stock with a weighted-average exercise price of $32.21 and exercise prices per share ranging from $29.26 to $40.85, including options to purchase 51,565 shares held by the Company’s executive officers and no options held by the Company’s non-employee directors. No compensation expense was recorded in the Company’s consolidated statement of operations for the year ended June 30, 2005 related to this action as these options had no intrinsic value on June 20, 2005.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to the stock options outstanding as of June 30, 2005 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.00 - $19.01	1,176,723	5.11	$13.66	892,723	$12.13
$19.03 - $23.44	903,303	7.57	$21.11	353,750	$21.66
$23.46 - $26.88	891,198	8.26	$24.44	259,557	$25.38
$26.96 - $30.06	891,452	6.89	$28.72	677,202	$29.07
$30.07 - $39.63	877,502	7.38	$33.82	877,502	$33.82
$40.85 - $52.00	344,350	5.58	$45.61	344,350	$45.61

$2.00 - $52.00	5,084,528	6.83	$25.16	3,405,084	$26.48

Options for the purchase of 2,414,435 and 1,808,705 shares were exercisable at June 30, 2004 and 2003, respectively, with weighted-average exercise prices of $24.05 and $22.53.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. During the two offerings in fiscal year 2005, the Company issued 36,469 and 27,248 shares of common stock to employees who participated in the plan at prices of $21.11 and $23.31, respectively. During the two offerings in fiscal year 2004, the Company issued 35,421 and 26,950 shares of common stock to employees who participated in the plan at prices of $15.62 and $21.08, respectively. During the two offerings in fiscal year 2003, the Company issued 34,808 and 35,734 shares of common stock to employees who participated in the plan at prices of $17.64 and $15.47, respectively. Shares available for future purchase under the ESPP totaled 126,388 at June 30, 2005.

STOCK REPURCHASE PROGRAM

During the years ended June 30, 2005 and 2003, the Company repurchased 873,459 shares and 387,000 shares, respectively, of its common stock under various stock repurchase programs authorized by its Board of Directors. The amounts repurchased under these programs were approximately $25.0 million and $10.1 million during the years ended June 30, 2005 and 2003, respectively. As of June 30, 2005, the Company had repurchased substantially all amounts then authorized under the program.

Effective July 1, 2004, the Massachusetts Business Corporation Act was revised to eliminate the use of treasury shares by Massachusetts corporations. As a result, all of the Company’s treasury shares were automatically converted to unissued shares on July 1, 2004.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.    Income Taxes

The components of income before income taxes and income tax provision (benefit) were as follows:

	Years Ended June 30,
	2005	2004	2003
Income before income taxes:
United States	$42,349	$32,357	$31,678
Foreign	774	(124)	1,192

	$43,123	$32,233	$32,870

Income tax provision (benefit):
Federal:
Current	$9,964	$8,884	$9,023
Deferred	1,819	69	549

	11,783	8,953	9,572
State:
Current	1,316	1,744	820
Deferred	(791)	(1,492)	(592)

	525	252	228
Foreign—Current	629	143	393

	$12,937	$9,348	$10,193

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Years Ended June 30,
	2005	2004	2003
Income taxes at federal statutory rates	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.7	2.7	2.7
Research and development credits	(7.6)	(7.4)	(7.2)
Tax-exempt interest income	(0.3)	(1.3)	(1.3)
Extraterritorial income exclusion	(1.4)	(1.6)	(0.8)
Other	1.6	1.6	2.6

	30.0%	29.0%	31.0%

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net deferred tax assets were as follows:

	June 30,
	2005	2004
Deferred tax assets:
Receivable allowances and inventory valuations	$2,232	$1,855
Accrued compensation	1,350	2,711
Property and equipment depreciation	—	622
State research and development tax credit carryforwards	4,170	3,149
Net operating loss and research and development credit carryforwards of acquired businesses	3,505	3,672

	11,257	12,009
Valuation allowance	(1,667)	(2,210)

Total deferred tax assets	9,590	9,799
Deferred tax liabilities:
Property and equipment depreciation	(144)	—
Acquired intangible assets	(2,095)	(2,040)
Other temporary differences	(206)	(328)

Total deferred tax liabilities	(2,445)	(2,368)

Net deferred tax assets	$7,145	$7,431

In fiscal year 2004, the Company recorded deferred tax assets of $3,672 and deferred tax liabilities of $1,553 in connection with the acquisitions of TGS Group and ARC. As of the TGS Group acquisition date and as of June 30, 2005 and 2004, management believed that it was more likely than not that the net deferred tax assets acquired in the TGS Group acquisition would not be realized due to uncertainties surrounding the timing and amounts of future taxable income of TGS Group. Accordingly, the Company established a valuation allowance of $2,018 upon the TGS Group acquisition and recorded an additional valuation allowance of in 2004 of $192 subsequent to the acquisition. If the Company realizes any tax benefit related to future utilization of the acquired TGS Group deferred tax assets, the Company is obligated to pay the cash amount of such tax benefits to the sellers of TGS Group. Accordingly, no tax benefit would be recorded in the Company’s statements of operations.

The Company did not establish any valuation allowance for the deferred tax assets acquired upon the ARC acquisition, as such tax assets were and are expected to be realized in combination with Mercury’s future taxable income. However, the Company’s ability to use ARC’s net operating loss carryforwards may be limited under U.S tax laws, specifically section 382 of the Internal Revenue Code.

In fiscal year 2005, the Company recorded initial deferred tax assets of $842 and deferred tax liabilities of $981 in connection with the acquisition of MCI. During the fiscal year ended June 30, 2005 the deferred tax asset associated with MCI increased to $1,255 and the corresponding deferred tax liability decreased to $684, resulting in a net deferred tax asset of $571 at June 30, 2005. The Company did not establish any valuation allowance for the deferred tax assets acquired as part of this acquisition as such tax assets are expected to be realized in combination with Mercury’s future taxable income. However, the Company’s ability to use MCI’s net operating loss carryforwards may be limited under U.S. tax laws, specifically section 382 of the Internal Revenue Code.

During fiscal year 2005, the Company’s valuation allowance decreased by $543 primarily as a result of the utilization carry forwards against taxable income generated in fiscal year 2005. The Company reduced goodwill by $543 since the valuation allowance related to acquisitions of TGS Group and Momentum.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2005, the Company had net operating loss and research and development credit carryforwards of $9,670 and $715, respectively, which will expire between 2007 and 2025. At June 30, 2005, the Company had state research and development credit carryforwards of $6,354, which begin to expire in 2015.

The Company files income tax returns in all jurisdictions in which it operates. The Company has established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based upon management’s assessment as to the potential exposure attributable to permanent differences. All tax reserves are analyzed periodically and adjustments are made as events occur that warrant modification.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $2,200 and $2,600 at June 30, 2005 and 2004, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a provision allowing U.S. multinational companies a one-time incentive to repatriate foreign earnings at an effective tax rate of 5.25%. The Company is continuing to study this new provision but does not expect that it will have a material impact on future periods. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

M.    Employee Benefit Plan

The Company maintains a qualified 401(k) plan. The 401(k) plan covers employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. During fiscal years 2005, 2004 and 2003, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,789, $736 and $1,396 during the years ended June 30, 2005, 2004 and 2003, respectively.

The Company has a deferred compensation plan that allows eligible employees to defer up to 35% of their total compensation. The employee may elect to receive his or her account balance as a lump sum payment or as an annuity to be paid over a period not to exceed 10 years beginning upon retirement or termination of employment. At June 30, 2005 and 2004, the Company had a liability of $1,281 and $1,122, respectively, relating to amounts owed under the deferred compensation plan that were classified as long-term liabilities in the consolidated balance sheet.

N.    Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has four operating and reportable segments: Defense Electronics Group, Imaging and Visualization Solutions Group, OEM Solutions Group and Momentum Computer Group. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

The accounting policies of the reportable segments are the same as those described in Note B, Summary of Significant Accounting Policies. Asset information by reportable segment is not reported because the Company

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not produce such information internally. In the first quarter of fiscal year 2005, the Company began reporting its operating segment results on a fully allocated basis. Segment information for the prior periods has been reclassified to conform to the current presentation. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense Electronics Group	Imaging and Visualization Solutions Group	OEM Solutions Group	Momentum Computer Group	Eliminations	Total
YEAR ENDED JUNE 30, 2005
Net revenues to unaffiliated customers	$148,180	$49,195	$48,408	$4,389	$—	$250,172
Intersegment revenues	—	—	—	451	(451)	—

Net revenues	148,180	49,195	48,408	4,840	(451)	250,172
Income (loss) from operations	36,688	4,423	3,610	(1,963)	(219)	42,539
Depreciation and amortization expense	5,968	2,147	1,532	926	—	10,573
YEAR ENDED JUNE 30, 2004
Net revenues	$125,955	$32,899	$26,741	—	—	$185,595
Income (loss) from operations	31,843	1,606	(1,844)	—	—	31,605
Depreciation and amortization expense	5,213	1,135	1,058	—	—	7,406
YEAR ENDED JUNE 30, 2003
Net revenues	$124,121	$35,742	$20,379	—	—	$180,242
Income (loss) from operations	25,408	4,776	(4,354)	—	—	25,830
Depreciation and amortization expense	5,962	1,286	964	—	—	8,212

Foreign revenue and long-lived assets represent less than 10% of the Company’s total revenue and total long-lived assets as of or for the fiscal years ended June 30, 2005, 2004 and 2003 respectively. Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

Customers comprising 10% or more of the Company’s revenues for the years shown below are as follows:

	Years Ended June 30,
	2005	2004	2003
Customer A (OEM Solutions Group)	14%	*	*
Customer B (Defense Electronics Group)	14%	12%	*
Customer C (Defense Electronics Group)	11%	11%	11%
Customer D (Imaging and Visualization Solutions Group)	11%	11%	12%
Customer E (Defense Electronics Group)	*	*	10%
Customer F (Defense Electronics Group)	*	*	12%

	50%	34%	45%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective year.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.    Gain on Sale of Division

On January 18, 2000, the Company completed the sale of its Shared Storage Business Unit (SSBU) to IBM. Payments were structured with an initial payment of $4,500 (excluding $1,000 to be held in escrow and payable on a contingent basis), followed by 12 quarterly contingent payments of $1,600, including principal and interest. The quarterly payments were contingent upon IBM’s continued use of the technology. If IBM defaulted, Mercury had the right to recover the assets, including a patent and other intellectual property. The Company recorded contingent payments as gains when received. The Company recognized a gain of $5,800 for the fiscal year ended June 30, 2003. The Company received the final payments due from IBM for the sale of the SSBU in March 2003.

P.    Related Party Transactions

A former member of the Company’s Board of Directors, who resigned his membership in September 2003, was a corporate officer of KLA-Tencor Corporation (KLA-Tencor). In the ordinary course of business, KLA-Tencor purchases products from the Company. In fiscal years 2004 and 2003, revenues recognized by the Company from KLA-Tencor were $17,693 and $8,924 respectively. As of June 30, 2004, $5,831, was included in accounts receivable, representing amounts due from KLA-Tencor for purchases of the Company’s products. As of June 30, 2004, the Company had no amounts payable to KLA-Tencor.

In 1996, the Company entered into a contract with NDC Development Associates, Inc. (Northland) to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of the Company’s chief executive officer. In January 2003, to assist with the design, permitting activities and oversight of the construction of a new facility, the Company entered into another agreement with Northland. The Company paid Northland fees of $0, $251 and $226 for fiscal years 2005, 2004 and 2003, respectively. The Company owed no amounts to Northland as of June 30, 2005 and 2004.

In July 2004, the Company entered into a consulting contract with David Bertelli, the brother of the Company’s Chief Executive Officer and a former Vice President, for human resources consulting services. The Company paid David Bertelli $30 for consulting services during fiscal year 2005 and owed no amounts under this agreement as of June 30, 2005. Additionally, the Company paid $25 of life insurance premiums during fiscal year 2005 for the benefit of David Bertelli.

The Company has arrangements with other parties that do not meet the technical disclosure requirements of related parties and are not material in the aggregate. These individual arrangements either fall under reporting thresholds or are with non-immediate family members of executive officers of the Company.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Q.    Workforce Reduction

In the fourth quarter of fiscal year 2003, as part of the Company’s cost cutting measures, the Company recorded charges approximating $1,400 relating to the termination of 42 employees across all functional groups. The workforce reduction charges were reflected in the Company’s consolidated statement of operations for the year ended June 30, 2003 as follows: $400 in cost of revenues, $600 in selling, general and administrative expense and $400 in research and development expense. The workforce reduction charges were attributable to the Company’s reportable segments as follows: $983 for the Defense Electronics Group, $193 for the Imaging and Visualization Solutions Group and $212 for the OEM Solutions Group. As of June 30, 2004, all amounts related to this workforce reduction had been paid. Activity in the workforce reduction accrual is summarized as follows:

Severance and Benefits
Fourth quarter fiscal year 2003 provision	$1,388
Cash payments	(298)

Balance at June 30, 2003	1,090
Cash payments	(1,090)

Balance at June 30, 2004	$—

R.    Subsequent Events

On July 1, 2005, the Company acquired SoHard AG for approximately $22,900 in cash, subject to certain post-closing adjustments. SoHard is a global market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany.

On August 31, 2005, we purchased Echotek Corporation (Echotek) for approximately $49.0 million, subject to certain post-closing adjustments. The purchase was paid in a combination of cash and shares of Mercury common stock, with such stock (an aggregate of 177,132 shares) representing approximately 10% of the total purchase price. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations will be included in our consolidated operations beginning September 2005.

On July 25, 2005, the board of directors of Mercury authorized a share repurchase program for up to $20,000 of the Company’s currently outstanding common stock. The plan is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions.

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

2005 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$54,982	$59,332	$64,345	$71,513
Cost of revenues	19,464	20,259	21,797	22,946

Gross profit	35,518	39,073	42,548	48,567

Operating expenses:
Selling, general and administrative	15,603	17,880	17,236	20,023
Research and development	11,522	11,328	12,998	14,224
Amortization of acquired intangible assets	420	572	895	466

Total operating expenses	27,545	29,780	31,129	34,713

Income from operations	7,973	9,293	11,419	13,854
Interest income	994	1,152	1,307	1,640
Interest expense	(1,054)	(1,056)	(1,053)	(1,003)
Other income (expense), net	(189)	(49)	(22)	(83)

Income before income taxes	7,724	9,340	11,651	14,408
Provision for income taxes	2,626	2,493	3,495	4,323

Net income	$5,098	$6,847	$8,156	$10,085

Net income per common share:
Basic	$0.24	$0.33	$0.39	$0.48

Diluted	$0.22	$0.29	$0.34	$0.41

Revenues for the fourth quarter of fiscal year 2005 increased 11% to $71.5 million compared to revenues of $64.3 million in the third quarter of fiscal year 2005. The $7.2 million increase in revenues was due to the following factors:

•	Defense Electronics Group revenues increased $11.0 million as a result of specific customer order patterns relative to the third quarter of fiscal year 2005. IVS revenues increased $0.7 million from the third quarter of fiscal year 2005 primarily due to sales of products used in MRI imaging systems.

•	Offsetting these increases were revenue declines of $3.9 million and $0.6 million within the OEM Solutions Group and Momentum Computer Group, respectively. Both declines were primarily the result of order patterns of the respective customers of those groups relative to the third quarter of fiscal year 2005.

2004 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$40,521	$40,557	$45,386	$59,131
Cost of revenues	14,539	13,686	15,443	16,869

Gross profit	25,982	26,871	29,943	42,262

Operating expenses:
Selling, general and administrative	12,584	12,552	12,289	16,466
Research and development	8,734	8,877	9,172	11,865
Amortization of intangible assets	212	194	194	314

Total operating expenses	21,530	21,623	21,655	28,645

Income from operations	4,452	5,248	8,288	13,617
Interest income	429	450	455	702
Interest expense	(223)	(224)	(217)	(777)
Other income (expense), net	116	(78)	66	(71)

Income before income taxes	4,774	5,396	8,592	13,471
Provision for income taxes	1,480	1,672	2,289	3,907

Net income	$3,294	$3,724	$6,303	$9,564

Net income per common share:
Basic	$0.16	$0.18	$0.30	$0.45

Diluted	$0.15	$0.17	$0.29	$0.40

Revenues for the fourth quarter of fiscal year 2004 increased 30% to $59.1 million compared to revenues of $45.4 million in the third quarter of fiscal year 2004. The $13.7 million increase in revenues was due to the following factors:

•	Defense Electronics Group revenues increased $16.0 million as a result of specific customer order patterns relative to the third quarter of fiscal year 2004.

•	Offsetting the $16.0 million sequential growth within the Defense Electronics Group from the third quarter of fiscal year 2004 to the fourth quarter of fiscal year 2004 was a decline of $0.5 million in revenues within the Imaging and Visualization Solutions Group and a decline of $1.9 million in revenues within the OEM Solutions Group. Both declines were the result of order patterns of the respective customers of those groups relative to the third quarter of fiscal year 2004.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

—	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2005, our internal control over financial reporting was effective according to those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 42.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Special Meeting of Shareholders in Lieu of the 2005 Annual Meeting of Shareholders (the Shareholders Meeting).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Shareholders Meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Shareholders Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Shareholders Meeting.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Shareholders Meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.	Financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(IN THOUSANDS)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS (1)	DEDUCTIONS			BALANCE AT END OF PERIOD
Allowance for Doubtful Accounts
2005	$500	$—	$—		$—		$500
2004	$500	$—	$—		$—		$500
2003	$792	$(292)	$—		$—		$500
Deferred Tax Asset Valuation Allowance (1)
2005	$2,210	$—	$—		$543	(2)	$1,667
2004	$—	$192	$2,018	$			$2,210
2003	$—	$—	$—		$—		$—

(1)	Amount represents valuation allowance for net deferred tax assets acquired in the TGS Group acquisition established as of the acquisition date.
(2)	Amount represents a goodwill reduction.

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 81, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 13, 2005.

MERCURY COMPUTER SYSTEMS, INC.

By /s/ ROBERT E. HULT
Robert E. Hult
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER [PRINCIPAL FINANCIAL OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JAMES R. BERTELLI James R. Bertelli	President, Chief Executive Officer and Chairman (principal executive officer)	September 13, 2005

/s/ ROBERT E. HULT Robert E. Hult	Senior Vice President and Chief Financial Officer (principal financial officer)	September 13, 2005

/s/ JOSEPH M. HARTNETT Joseph M. Hartnett	Vice President, Controller and Chief Accounting Officer	September 13, 2005

/s/ GORDON B. BATY Gordon B. Baty	Director	September 13, 2005

/s/ ALBERT P. BELLE ISLE Albert P. Belle Isle	Director	September 13, 2005

/s/ GEORGE W. CHAMILLARD George W. Chamillard	Director	September 13, 2005

/s/ RUSSELL K. JOHNSEN Russell K. Johnsen	Director	September 13, 2005

/s/ SHERMAN N. MULLIN Sherman N. Mullin	Director	September 13, 2005

/s/ LEE C. STEELE Lee C. Steele	Director	September 13, 2005

/s/ RICHARD P. WISHNER Richard P. Wishner	Director	September 13, 2005

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2002)

3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Bylaws, as amended through September 22, 2004 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)

4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

4.2.1	Indenture, dated April 29, 2004, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on May 11, 2004)

4.2.2	Form of 2% Convertible Senior Note due 2024 (included as part of Exhibit 4.2.1)

4.2.3	Registration Rights Agreement, dated April 29, 2004, between the Company and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed on May 11, 2004)

10.1†	1991 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.2.1†	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 18, 2004)

10.2.2†	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.2.3†	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 17, 2005)

10.2.4*†	Form of Restricted Stock Award Agreement with James R. Bertelli under the 1997 Stock Option Plan

10.3†	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999)

10.4†	1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-41139)

10.5.1†	Deferred Compensation Plan, including Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003)

10.5.2†	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)

10.6†	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2003)

10.7†	Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on December 23, 2004)

ITEM NO.	DESCRIPTION OF EXHIBIT

10.8†	Summary of Annual Bonus Program (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)

10.9	199 Riverneck, LLC $6,850,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999)

10.10	Riverneck Road, LLC $7,650,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999)

12.1*	Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Form 10-K.
†	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.