Form 10-Q
period 2005-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2005-11-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s classes of common stock as of October 31, 2005:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,241,380

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,609	$43,143
Marketable securities	88,941	131,702
Accounts receivable, net of allowance of $500 at September 30, 2005 and June 30, 2005	38,783	40,033
Inventory	19,440	16,691
Deferred tax assets, net	2,664	2,664
Prepaid expenses and other current assets	5,851	7,737

Total current assets	182,288	241,970
Marketable securities	55,023	53,382
Property and equipment, net	30,617	29,484
Goodwill	90,638	37,080
Acquired intangible assets, net	29,104	5,402
Deferred tax assets, net	—	4,481
Other non-current assets	5,225	5,327

Total assets	$392,895	$377,126

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,541	$8,627
Accrued expenses	14,082	8,091
Accrued compensation	11,959	13,965
Notes payable	10,633	831
Income taxes payable	3,439	3,128
Deferred revenues and customer advances	8,375	8,162

Total current liabilities	61,029	42,804
Notes payable	125,744	134,997
Deferred tax liabilities	1,653	—
Accrued compensation	1,413	1,281
Other long-term liabilities	217	218

Total liabilities	190,056	179,300
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; at both September 30, 2005 and June 30, 2005; 21,079,499 and 21,006,016 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively.	210	210
Additional paid-in capital	12,784	10,365
Retained earnings	191,166	188,094
Accumulated other comprehensive income (loss)	(1,321)	(843)

Total shareholders’ equity	202,839	197,826

Total liabilities and shareholders’ equity	$392,895	$377,126

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended September 30,
	2005	2004
Net revenues	$66,901	$54,982
Cost of revenues	24,519	19,464

Gross profit	42,382	35,518
Operating expenses:
Selling, general and administrative	20,159	15,603
Research and development	15,874	11,522
Amortization of acquired intangible assets	1,520	420
In-process research and development	548	—

Total operating expenses	38,101	27,545

Income from operations	4,281	7,973
Interest income	1,569	994
Interest expense	(1,036)	(1,054)
Other income (expense), net	(5)	(189)

Income before income taxes	4,809	7,724
Income tax provision	1,737	2,626

Net income	$3,072	$5,098

Net income per share:
Basic	$0.15	$0.24

Diluted	$0.14	$0.22

Weighted-average shares outstanding:
Basic	20,963	21,178

Diluted	25,628	26,051

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND IN THOUSANDS)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,072	$5,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,790	2,050
Change in deferred income taxes	(1,253)	—
Non-cash interest	216	210
Stock-based compensation	2,083	—
Tax benefit from stock options	75	274
Gross tax windfall from stock-based compensation	(83)	—
In-process research and development acquired in acquisitions	550	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	4,736	10,821
Inventory	(1,249)	(1,046)
Prepaid expenses and other current assets	2,582	1,277
Other non-current assets	(119)	202
Accounts payable and accrued expenses	2,536	(4,270)
Deferred revenues and customer advances	233	(4)
Other long-term liabilities	214	(84)
Income taxes payable	317	(3,355)

Net cash provided by operating activities	17,700	11,173

Cash flows from investing activities:
Purchases of marketable securities	(52,133)	(79,218)
Sales and maturities of marketable securities	92,965	79,204
Purchases of property and equipment	(2,557)	(1,707)
Acquisition of businesses, net of cash acquired	(67,440)	—

Net cash used in investing activities	(29,165)	(1,721)

Cash flows from financing activities:
Proceeds from employee stock option and purchase plans	1,452	867
Repurchases of common stock	(6,255)	(7,844)
Payments of principal under notes payable	(208)	(178)
Gross tax windfall from stock-based compensation	83	—

Net cash (used in) provided by financing activities	(4,928)	(7,155)

Effect of exchange rate changes on cash and cash equivalents	(141)	(38)

Net (decrease) increase in cash and cash equivalents	(16,534)	2,259
Cash and cash equivalents at beginning of period	43,143	18,695

Cash and cash equivalents at end of period	$26,609	$20,954

Cash paid during the period for:
Interest	$454	$460
Income taxes, net	2,584	5,727
Supplemental disclosures—non-cash activities:
Issuance of restricted common stock	$1,350	$—
Supplemental disclosures—purchase of businesses:
Fair value of assets acquired	$84,099	$—
Cash paid, net of cash acquired	(67,440)	—
Common stock issued	(5,173)	—

Liabilities assumed	$11,486	$—

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

B.    Basis of Presentation

The accompanying financial data as of September 30, 2005 and for the three months ended September 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

In the third quarter of fiscal 2005, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $104,122 at September 30, 2004 of auction rate securities, and to include such amounts as short-term available-for-sale marketable securities. The Company has made corresponding adjustments to the accompanying statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities decreased by $26,178 for the fiscal year ended September 30, 2004 as compared to the amount previously reported. This change in classification does not affect previously reported cash flows from operations or cash flows from financing activities.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2005 and June 30, 2005, results of operations for the three month periods ended September 30, 2005 and 2004, and cash flows for the three month periods ended September 30, 2005 and 2004 have been made. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

C.    Accounting for Stock-Based Compensation

STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R) “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Stock-based employee compensation expense was $2.1 million before tax for the three months ended September 30, 2005. Previously the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The Company recognized the full impact of its share-based payment plans in the consolidated statements of income for the three months ended September 30, 2005 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of income:

Cost of revenues	$145
Selling, general and administrative	1,375
Research and development	561

Share-based compensation expense before tax	$2,081

Income tax benefit	(680)

Net compensation expense	$1,401

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

Net income as reported	$5,098
Add: Employee compensation expense for share options included in reported net income, net of income taxes	—
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	3,425

Pro forma net income	$1,673

Earnings per share:
Basic—as reported	$0.24
Basic—pro forma	$0.08

Diluted—as reported	$0.22
Diluted—pro forma	$0.08

The weighted-average grant-date fair values of options granted during the three months ended September 30, 2005 and 2004 were $14.09 and $15.93, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2005		2004
Option life	6 years	(1)	6 years
Risk-free interest rate	4.0	%(2)	4.0%
Stock volatility	48	%(3)	73%
Dividend rate	0%		0%

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended September 30, 2005 and 2004 was $5.68 and $5.42, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Option life	6 months	6 months
Risk-free interest rate	3.5%	2.0%
Stock volatility	27%	33%
Dividend rate	0%	0%

In August 2005, the Company granted 50,476 shares of restricted common stock to certain senior executives as permitted under the 1997 Stock Plan. These restricted stock grants either vest ratably over four years or cliff vest after four years. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of income as a component of selling, general and administrative expense. As of September 30, 2005, compensation expense of $46 has been recognized related to these restricted stock awards.

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 1997 Stock Option Plan (the 1997 Plan), is 8,650,000 shares, of which 100,000 shares may be issued pursuant to restricted stock grants. The 1997 Plan provides for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options are granted at a price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of four to five years and have a maximum term of 10 years. There were 1,942,154 shares available for future grant under the 1997 Plan at September 30, 2005.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes activity of the Company’s stock plans since June 30, 2004:

	Options Outstanding			Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2004	4,533,495	$24.18	7.11	—	$—
Grants	1,083,150	26.64		—	—
Exercises	(320,349)	14.80		—	—
Cancellations	(211,768)	27.45		—	—

Outstanding at June 30, 2005	5,084,528	$25.16	6.83	—	$—
Grants	128,800	27.67		50,476	26.75
Exercises	(76,675)	19.08		—	—
Cancellations	(155,825)	30.84		—	—

Outstanding at September 30, 2005	4,980,828	$25.14	6.67	50,476	$26.75

Information related to the stock options outstanding as of September 30, 2005 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 2.00 - $19.01	1,129,073	4.84	$13.55	1,000,323	$12.92
$19.02 - $23.44	841,903	7.35	$21.12	414,775	$21.11
$23.45 - $26.88	907,098	8.10	$24.56	408,124	$24.65
$26.89 - $30.06	933,302	6.89	$28.71	658,752	$29.03
$30.07 - $39.63	852,102	7.16	$33.73	852,102	$33.73
$39.64 - $52.00	317,350	5.31	$45.14	317,350	$45.14

$ 2.00 - $52.00	4,980,828	6.67	$25.14	3,651,426	$25.72

Options for the purchase of 3,405,084 shares were exercisable at June 30, 2005, with a weighted-average exercise price of $26.48.

The following table summarizes the status of the Company’s nonvested shares since June 30, 2004:

	Nonvested Options		Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2004	2,119,060	$24.30	—	$—
Granted	1,083,150	26.64	—	—
Vested	(1,435,188)	28.16	—	—
Forfeited	(87,578)	24.81	—	—

Nonvested at June 30, 2005	1,679,444	$22.48	—	$—
Granted	128,800	27.67	50,476	26.75
Vested	(419,798)	20.45	—	—
Forfeited	(59,044)	24.58	—	—

Nonvested at September 30, 2005	1,329,402	$23.53	50,476	$26.75

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

As of September 30, 2005, there was $16.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The Board of Directors has authorized a share repurchase program under which the Company may from time to time repurchase shares on the open market to satisfy share option exercises.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. Shares available for future purchase under the ESPP totaled 126,388 at September 30, 2005.

D.    Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consist of materials, labor and overhead. There are no amounts in inventory relating to contracts having production cycles longer than one year. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. Inventory was comprised of the following at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Raw materials	$8,401	$5,885
Work in process	7,127	7,471
Finished goods	3,912	3,335

Total	$19,440	$16,691

E.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
Net income	$3,072	$5,098

Shares used in computation of net income per share—basic	20,963	21,178
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	4,135	4,135
Stock option, restricted common stock and employee stock purchase plans	530	738

Shares used in computation of net income per share—diluted	25,628	26,051

Net income per share—basic	$0.15	$0.24

Net income per share—diluted	$0.14	$0.22

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Options to purchase 3,436,991 shares of common stock were not included in the calculation of diluted net income per share for the three months ended September 30, 2005 because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive; while options to purchase 1,931,375 shares of common stock were not included in the calculation of diluted net income per share for the three months ended September 30, 2004 because the option exercise prices were greater than the average market price of the Company’s common stock during the period and therefore would be antidilutive. The change in methodology in determining antidilutive options was due to the implementation of SFAS 123R.

During the year ended June 30, 2005, the Company adopted the guidance of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The guidance requires the inclusion in diluted earnings per share calculations of the effect of notes that are contingently convertible into shares of common stock, with restatement of reported amounts for periods prior to adoption. As a result of adoption, the calculations of diluted net income per share for the three months ended September 30, 2005 and 2004 both (i) include 4,135,000 shares which represent the securities issuable under the Company’s outstanding Convertible Senior Notes issued in fiscal year 2004 and (ii) reflect increases to reported net income of $537 and $552, respectively, representing the interest expense (including amortization of deferred financing costs) incurred, net of tax, related to the Convertible Senior Notes that would have not been incurred had the notes been converted into common stock, as assumed per the calculation. Diluted earnings per share for the three months ended September 30, 2004 was restated from $0.23 to $0.22 as a result of this standard.

F.    Recent Accounting Pronouncements

In December 2004, the FASB issued FAS 123R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective for annual periods beginning after June 15, 2005. The adoption of FAS 123R required the Company to record compensation expense for the value of its equity instruments given to employees. As a result of implementation of this accounting pronouncement, the Company recorded $2.1 million of compensation expense before tax in the consolidated statement of income for the three months ended September 30, 2005. See Note C for further discussion.

G.    Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended September 30
	2005	2004
Net income	$3,072	$5,098
Other comprehensive income (loss):
Foreign currency translation adjustments	(190)	113
Change in unrealized gain (loss) on marketable securities	(288)	62

Other comprehensive income (loss)	(478)	175

Total comprehensive income	$2,594	$5,273

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

H.    Operating Segment Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has four operating and reportable segments: Defense Business Unit (Defense), formerly Defense Electronics Group; Commercial Imaging and Visualization Business Unit (CIV), formerly Imaging and Visualization Solutions Group; Advanced Solutions Business Unit (Advanced Solutions), formerly OEM Solutions Group; and Modular Products and Services Business Unit (MPS), formerly Momentum Computer Group. These operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the amount reported in the consolidated statements of income. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2005
Net revenues to unaffiliated customers	$41,082	$13,727	$9,310	$2,782	$—	$—	$66,901
Intersegment revenues	—	—	—	145	—	(145)	—

Net revenues	41,082	13,727	9,310	2,927	—	(145)	66,901
Income (loss) from operations	7,497	(450)	(529)	(154)	(2,083)	—	4,281
Depreciation and amortization expense	2,237	1,009	412	132	—	—	3,790

THREE MONTHS ENDED SEPTEMBER 30, 2004
Net revenues to unaffiliated customers	$31,005	$10,444	$13,533	$—	$—	$—	$54,982
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	31,005	10,444	13,533	—	—	—	54,982
Income (loss) from operations	5,581	551	1,841	—	—	—	7,973
Depreciation and amortization expense	1,298	458	294	—	—	—	2,050

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

I.    Goodwill and Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
SEPTEMBER 30, 2005
Completed technology	$17,215	$(3,717)	$13,498	3.3 years
Customer relationships	12,069	(944)	11,125	5.4 years
Licensing agreements, trademarks and patents	3,637	(111)	3,526	5.0 years
Customer backlog	1,727	(890)	837	0.4 years
Non-compete agreements	129	(11)	118	3.0 years

	$34,777	$(5,673)	$29,104

JUNE 30, 2005
Completed technology	$5,208	$(2,991)	$2,217	4.4 years
Customer relationships	3,489	(562)	2,927	5.6 years
Licensing agreement	338	(80)	258	5.0 years
Backlog	549	(549)	—

	$9,584	$(4,182)	$5,402

In September 2005, the Company entered into an agreement to license certain technologies from a third-party for $2 million. The costs associated with the license agreement were capitalized as an intangible asset in accordance with FAS 142 “Goodwill and Other Intangible Assets” and will be amortized over the estimated period that the Company will receive an economic benefit from the intangible asset.

Amortization expense related to acquired intangible assets for the three months ended September 30, 2005 and 2004 was $1,520 and $420, respectively. Estimated future amortization expense for acquired intangible assets remaining at September 30, 2005 is $6,722 for the remainder of fiscal 2006, $7,438 for each of fiscal 2007 and 2008, $3,838 for each of fiscal 2009, $2,295 for fiscal 2010, and $1,373 thereafter.

The changes in the carrying amount of goodwill for the three months ended September 30, 2005 were as follows:

	Defense	Commercial Imaging and Visualization	Modular Products and Services	Total
JUNE 30, 2005 balance	$9,848	$18,180	$9,052	$37,080
Foreign currency translation		(124)		(124)
Goodwill recorded during period	35,970	17,712	—	53,682

SEPTEMBER 30, 2005 balance	$45,818	$35,768	$9,052	$90,638

The increases in goodwill during the three months ended September 30, 2005 consisted of the increase of $17,712 related to the acquisition by the Company of SoHard AG and $35,970 related to the acquisition of Echotek Corporation. This increase was partially offset by the foreign currency translation adjustments.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

J.    Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position, results of operations or cash flows.

K.    Stock Repurchase

In July 2004, the Company’s Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25,000. During fiscal year 2005, the Company repurchased 873,459 shares of its common stock, which completed the authorized purchase under this stock repurchase program. During the three months ended September 30, 2004, the Company repurchased 300,000 shares of common stock for a total cost of $7,844.

In July 2005, the Company’s Board of Directors authorized a second share repurchase program for up to $20,000 of the Company’s currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the three months ended September 30, 2005, 230,800 shares of common stock were repurchased under this program for a total cost of $6,255.

L.    Product Warranty Liability

The Company’s product sales generally include a one-year hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2005 and 2004:

	2005	2004
Beginning balance at June 30,	$1,620	$1,135
Accruals for warranties issued during the period	1,610	220
Warranty liabilities assumed in acquisitions	101	—
Settlements made during the period	(1,004)	(213)

Ending balance at September 30,	$2,327	$1,142

The Company recorded $85 and $16, respectively, for the fair value of product warranty liabilities assumed in connection with the acquisitions of Echotek Corporation and SoHard AG during the three months ended September 30, 2005.

M.    Acquisitions

As part of a continuing growth strategy, the Company, from time to time, may acquire interests, either partially or wholly, in businesses the Company deems to be at favorable market prices. The Company generally attempts to make acquisitions from which it can expand its breadth of product offerings, increase its market share and/or realize sales and marketing synergies.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

The acquisition of MCI has been accounted for in accordance with SFAS No. 141 “Business Combinations.” The total purchase price for the acquisition of MCI was $13.8 million, consisting of cash payments of $13.6 million, and transaction costs of $0.2 million directly related to the acquisition. The results of MCI’s operations have been included in the Company’s consolidated financial statements since December 7, 2004. Prior to that date, the Company recorded its pro rata share of MCI’s net operating results under the equity method of accounting.

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

$13,790

This transaction resulted in an amount of purchase price that exceeded the estimated fair values of tangible and intangible assets, which was allocated to goodwill. The Company believes that the high amount of goodwill relative to identifiable intangible assets was the result of several factors including: (1) the Company’s ability to gain protection against competition and to mitigate loss of market share at the low end of the market through expanded product and service offerings; (2) the Company’s intentions to utilize its financial stability and market presence to attract new customers that were not then customers of MCI; and (3) buyer-related synergies resulting from the Company’s leverage of its sales force and intellectual property to attract new contracts and revenue.

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

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

SoHard AG

On July 1, 2005, the Company acquired SoHard AG (SoHard) for approximately $23.3 million in cash (including transaction costs of $1.0 million), subject to certain post-closing adjustments. SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany. The results of SoHard’s operations have been included in the Company’s consolidated financial statements since July 1, 2005.

The acquisition of SoHard has been accounted for in accordance with SFAS No. 141 “Business Combinations.” The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair value of intangible assets was determined via independent third-party appraisals. The tangible long-lived assets were valued using the cost approach while the intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair values of the tangible and intangible assets and liabilities was allocated to goodwill. Goodwill and intangible assets recognized in this transaction are not expected to be deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing and future product offering; (2) the Company’s ability to protect its existing competitive advantages within certain product lines of its CIV Group; and (3) the potential to sell Mercury products to existing SoHard customers.

The purchase price as of July 1, 2005 was preliminarily allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$888
Accounts receivable	1,180
Inventory	287
Prepaid expenses and other current assets	570
Property and equipment	418
Customer relationships	3,300
Other acquired intangible assets (customer backlog, non-compete and technology)	2,350
In-process research and development	450
Goodwill	17,712
Current liabilities	(2,350)
Current portion of long-term notes payable	(36)
Deferred tax liabilities, net	(751)
Long-term notes payable	(724)

$23,294

The purchase price allocation is preliminary pending the final determination of fair values of intangible assets and certain assumed assets and liabilities.

In-process research and development (IPR&D) consisted of one project under development at the acquisition date. Because the technological feasibility of this project had not been established and no future alternative uses existed, the purchased IPR&D was expensed at the acquisition date in the consolidated statement

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of income. The value of the purchased IPR&D was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included: the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion.

The amortization period for the acquired intangible assets subject to amortization is as follows:

Customer relationships	6 years
Other acquired intangible assets (customer backlog, non-compete and technology)	0.5 to 3 years

The pro forma statements reflecting the operating results of SoHard as if SoHard had been acquired as of July 1, 2004 would not differ materially from the operating results of the Company as reported.

Echotek Corporation

On August 31, 2005, the Company purchased Echotek Corporation (Echotek) for $50.2 million (including transaction costs of $0.3 million). The purchase price was paid in a combination of cash totaling $44.7 million and 177,132 shares of Mercury common stock. The 177,132 shares of common stock were valued at $5.2 million based on the average closing price of the Company’s common stock for the five-day period including two days before and after July 12, 2005, the date the Company executed the related merger agreement and announced the transaction. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations have been included in the Company’s consolidated financial statements since September 1, 2005.

The acquisition of Echotek has been accounted for in accordance with SFAS No. 141 “Business Combinations.” The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair value of intangible assets was determined via independent third-party appraisals. The tangible long-lived assets were valued using the cost approach while the intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair value of the tangible and intangible assets and liabilities was allocated to goodwill. Goodwill and intangible assets recognized in this transaction are not expected to be deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing and future product offering; (2) the Company’s intentions to utilize its financial stability and market presence to attract new customers that were not then customers of Echotek; and (3) the potential to continue developing next-generation technologies from the acquired workforce.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The purchase price as of August 31, 2005 was preliminarily allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Accounts receivable	$2,397
Inventory	1,219
Prepaid expenses and other current assets	133
Property and equipment	431
Other assets	2
Goodwill	35,970
Completed technology	10,230
Customer relationships	5,300
Other acquired intangible assets (customer backlog and trademarks)	2,050
In-process research and development	100
Current liabilities	(989)
Deferred tax liabilities, net	(6,636)

$50,207

The purchase price allocation is preliminary pending the final determination of fair values of intangible assets and certain assumed assets and liabilities.

In-process research and development (IPR&D) consisted of eight projects under development at the acquisition date. Because the technological feasibility of these projects had not been established and no future alternative uses existed, the purchased IPR&D was expensed at the acquisition date and recorded in selling, general and administrative expense in the consolidated statement of income. The value of the purchased IPR&D was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion.

The amortization period for the acquired intangible assets subject to amortization is as follows:

Completed technology	3 years
Customer relationships	5 years
Other acquired intangible assets (customer backlog and trademarks)	0.5 to 8 years

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table represents the Company’s unaudited pro forma results of operations for the three months ended September 30, 2005, as if the Echotek acquisition had occurred on July 1, 2004. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $0.6 million and $1.6 million in the first quarter of fiscal 2006 and 2005, respectively), adjustments to capitalize labor and overhead costs (totaling $0.2 million in the first quarter of fiscal 2005), adjustments for non-recurring items (totaling $0.7 million of bonuses directly related to the acquisition in the first quarter of fiscal 2005) and adjustments for income tax effects (totaling $0.1 million and $0.1 million in the first quarter of fiscal 2006 and 2005, respectively). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

For the three months ended September 30,	2005	2004
(in thousands of dollars, except per share data)
Net revenue	$70,456	$59,066
Net income	3,209	4,864
Net income per share—basic	0.15	0.23
Net income per share—diluted	0.15	0.21

N.    Mortgage Notes

In November 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes are collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes contain certain covenants, which, among other provisions, require the Company to maintain a specified minimum tangible net worth on November 2nd of each year. The Mortgage Notes also include significant prepayment penalties. The outstanding principal amount on the Mortgage Notes was $10,625 at September 30, 2005 and $10,828 at June 30, 2005.

The Company was not in compliance with the minimum tangible net worth ratio covenant as of November 2, 2005. This non-compliance was largely the result of the intangible assets capitalized as a result of two businesses acquired by the Company during the three months ended September 30, 2005. The Company obtained an agreement from the mortgage note holders, dated October 19, 2005, to waive the covenant violation until December 31, 2005 at which time the Company would be required to meet the minimum tangible net worth covenant. Management expects, however, that the Company will not be in compliance with the covenant as currently structured after December 31, 2005. Accordingly, the Company has reclassified its mortgage notes from long-term to current as of September 30, 2005.

Under the waiver agreement, the mortgage note holders and the Company have agreed to negotiate a mutually agreeable amendment to the covenants in the near future. Management believes that by December 31, 2005, it will be successful in its negotiations with the mortgage note holders to revise the financial covenants to levels that are attainable by the Company. However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the mortgage note holders were to exercise their rights, the Company would be required to repay the outstanding principal plus the prepayment penalty (which as of September 30, 2005 would be approximately $1,038).

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

During the first three months of fiscal year 2006, revenues increased by $11.9 million compared to the same period in fiscal 2005, primarily as a result of a $10.1 million increase in revenues of our Defense Business Unit (Defense) and a $3.3 million increase in revenues of our Commercial and Imaging Visualization Business Unit (CIV) (of which $5.9 million of the increase resulted from our acquisitions of Echotek Corporation, SoHard AG and Momentum Computer, Inc.), offset by a $4.2 million decrease in revenues of our Advanced Solutions Business Unit (Advanced Solutions). Gross margins as a percentage of revenues decreased from 64.6% during the three months ended September 30, 2004 to 63.4% during the three months ended September 30, 2005 primarily due to increased warranty provisions and our acquisition of SoHard AG which during the three months ended September 30, 2005 had a higher than normal amount of lower margin services revenues included in its sales mix. Operating expenses increased by $10.6 million during the three months ended September 30, 2005 as compared to the same period in 2004 primarily due to several factors. First, we incurred $3.0 million of incremental operating expenses associated with our acquisitions of Echotek Corporation and SoHard AG, which were completed in the first quarter of fiscal year 2006, and $1.0 million of incremental operating expenses associated with the acquisition of Momentum Computer, Inc., which was completed in the second quarter of fiscal year 2005. Second, research and development expenses unrelated to these acquisitions increased by $3.3 million during the three months ended September 30, 2005 compared to the same period in 2004. Third, we incurred $2.1 million of compensation costs associated with the stock-based awards provided to our employees. In prior periods, this compensation expense was reported on a pro forma basis in the financial statement footnotes; however, upon our adoption of SFAS 123R on July 1, 2005, these costs are now expensed in the consolidated statements of income.

On July 1, 2005, we acquired SoHard AG (SoHard) for $23.3 million, consisting of cash payments of $22.3 million and transaction costs of $1.0 million directly related to the acquisition, subject to certain post-closing adjustments. SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany. The results of SoHard’s operations have been included in our consolidated financial statements since the acquisition date.

On August 31, 2005, we purchased Echotek Corporation (Echotek) for $50.2 million, consisting of cash payments of $44.7 million, 177,132 shares of Mercury common stock valued at $5.2 million and transaction costs of $0.3 million directly related to the acquisition. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations have been included in our consolidated financial statements since the acquisition date.

Going forward, business and market uncertainties may affect future results. For a discussion of key factors that could impact the future and must be managed by us, please refer to the discussion below.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended September 30,
	2005	2004
Revenues	100%	100%
Cost of revenues	36.6	35.4

Gross profit	63.4	64.6
Operating expenses:
Selling, general and administrative	30.1	28.3
Research and development	23.8	21.0
Amortization of acquired intangible assets	2.3	0.8
In-process research and development	0.8	—

Total operating expenses	57.0	50.1
Income from operations	6.4	14.5
Other income, net	0.8	(0.5)

Income before income taxes	7.2	14.0
Provision for income taxes	2.6	4.7

Net income	4.6%	9.3%

REVENUES

Total revenues increased by $11.9 million or 22% to $66.9 million for the three months ended September 30, 2005 compared to $55.0 million during the same period in fiscal 2005. Revenues by segment as a percentage of total revenues were as follows:

	Three months ended September 30,
	2005	2004
Defense Business Unit	61%	56%
Commercial Imaging and Visualization Business Unit	21	19
Advanced Solutions Business Unit	14	25
Modular Products and Services Business Unit	4	—

Total revenues	100%	100%

Defense revenues increased by $10.1 million or 33% to $41.1 million for the three months ended September 30, 2005 compared to $31.0 million during the same period in fiscal 2005. The increase for the three months ended September 30, 2005 was primarily related to a $3.5 million increase in shipments serving radar applications and a $2.9 million increase in shipments serving signal intelligence applications. These fluctuations were primarily the result of the timing of our customers’ ordering patterns. Also contributing to the Defense revenue growth was a $1.4 million increase resulting from our acquisition of Echotek Corporation.

CIV revenues increased $3.3 million or 31% to $13.7 million for the three months ended September 30, 2005 compared to $10.4 million during the same period in fiscal 2005. The increase for the three months ended September 30, 2005 compared to the same period in fiscal 2005 was primarily the result of revenues of $1.7 million associated with the acquisition of SoHard AG, which was completed in the first quarter of 2006. Also contributing to the CIV revenue growth was revenue increases of $0.6 million in the MRI, education and geosciences businesses, offset by a decrease in shipments of our CT applications of $0.3 million.

Advanced Solutions revenues decreased $4.2 million or 31% to $9.3 million for the three months ended September 30, 2005 compared to $13.5 million during the same period in fiscal 2005. The decrease in revenues for the three months ended September 30, 2005 was primarily related to a $3.3 million decrease in shipments of semiconductor imaging boards for developing and testing new semiconductors. These decreases in shipments were primarily attributable to overall softness in the semiconductor market. Shipments of semiconductor imaging boards represented 85% and 83% of Advanced Solutions revenues for the three months ended September 30, 2005 and 2004, respectively.

Modular Products and Services (MPS) revenues for the three months ended September 30, 2005 were $2.8 million. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus there were no MPS revenues included in our consolidated financial statements during the comparable period in fiscal year 2005.

GROSS PROFIT

Gross profit was 63.4% for the three months ended September 30, 2005, a decrease of 120 basis points from the 64.6% gross profit achieved in the same period of fiscal 2005. The slight decrease in the gross margin as a percentage of revenue for the three months ended September 30, 2005 compared to the same periods of fiscal 2005 is primarily due to increased warranty provisions and our acquisition of SoHard in the first quarter of 2006 which during the three months ended September 30, 2005 had a higher than normal amount of lower margin services revenues included in its sales mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 29.2% or $4.6 million to $20.2 million for the three months ended September 30, 2005 compared to $15.6 million during the same period in fiscal 2005. The increase in selling, general and administrative expenses for the three months ended September 30, 2005 was primarily the result of $1.4 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R and $1.2 million of expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, as well as an increase in compensation expense due to an increase in headcount of 35 employees unrelated to our recent acquisitions.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 38% or $4.4 million to $15.9 million for the three months ended September 30, 2005 compared to $11.5 million during the same period in fiscal 2005. The increase in research and development expenses for the three months ended September 30, 2005 was primarily the result of $0.6 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R and $1.1 million of expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, as well as an increase in prototype development expenses of approximately $1.0 million and an increase in compensation expense due to the increase in headcount of 31 employees unrelated to our recent acquisitions.

INTEREST INCOME

Interest income for the three months ended September 30, 2005 increased by $0.6 million to $1.6 million compared to the same period of fiscal 2005. The increase for the three months ended September 30, 2005 was primarily related to increased rates of return on our investments.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2005 decreased by $0.1 million to $1.0 million compared to the same period of fiscal 2005.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended September 30, 2005 decreased by $0.2 million compared to the same period of fiscal 2005. The change in other income (expense) was primarily due to gains and losses related to foreign currency transactions.

INCOME TAX PROVISION

We recorded a tax provision during the three months ended September 30, 2005 reflecting a 36% effective tax rate, as compared to 34% for the same period in fiscal 2005. Our effective tax rate for the three months ended September 30, 2005 was higher than the U.S. statutory tax rate of 35% primarily due to state income taxes and a valuation allowance recorded in the quarter related to losses incurred by one of our European subsidiaries partially offset by research and development tax credits. We expect our fiscal year 2006 effective tax rate to be approximately 33%.

SEGMENT OPERATING RESULTS

Income from operations of the Defense segment increased $1.9 million to $7.5 million for the three months ended September 30, 2005 from $5.6 million for the same period of fiscal 2005. The increase in income from operations of the Defense segment for the three months ended September 30, 2005 was primarily related to an increase in revenues of $8.7 million excluding the impact of the Echotek acquisition, partially offset by a $0.1 million loss from operations generated by the Echotek acquisition. The $0.1 million loss from operations associated with Echotek was primarily the result of $0.5 million of amortization associated with the intangibles capitalized as a result of the acquisition and a non-recurring $0.1 million charge recorded in the three months ended September 30, 2005 related to in-process research and development.

Income from operations of the CIV segment decreased $1.0 million to a loss of $0.5 million for the three months ended September 30, 2005 from $0.6 million of operating income for the same period of fiscal 2005. The decrease in operating income of the CIV segment for the three months ended September 30, 2005 was primarily the result of the acquisition of SoHard, which generated $1.8 million in operating losses. These losses were partially offset by increased revenues of $1.6 million excluding the impact of the SoHard acquisition. The $1.8 million loss from operations associated with SoHard was primarily the result of $0.5 million of amortization associated with the intangible assets capitalized as a result of the acquisition and a non-recurring $0.4 million charge recorded in the three months ended September 30, 2005 related to in-process research and development.

Income from operations of the Advanced Solutions segment decreased $2.4 million to a loss of $0.5 million for the three months ended September 30, 2005 from $1.8 million of operating income for the same period of fiscal 2005. The decrease in operating income of the Advanced Solutions segment for the three months ended September 30, 2005 was primarily a result of the decrease in revenues of $4.2 million primarily related to semiconductor market applications.

Losses from operations of the MPS segment were $0.2 million for the three months ended September 30, 2005. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus there were no MPS operations included in our consolidated financial statements during the three months ended September 30, 2004.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and marketable securities decreased by $57.6 million to $170.6 million as of September 30, 2005 as compared to $228.2 million as of June 30, 2005. During the three months ended September 30, 2005, we generated $17.7 million in cash from operations compared to $11.2 million generated during the three months ended September 30, 2004. The $6.5 million increase in the amount of cash generated from operations during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to a favorable impact related to the change in accounts payable and accrued expenses of $6.8 million, due primarily to improved cash management activities and timing, and the change in income taxes payable of $3.7 million, and a $1.7 million increase in non-cash depreciation and amortization expenses. These items which lead to the increase in cash provided by operations were offset by several factors, including a $6.1 million decrease in the change in accounts receivable, primarily due to lower revenue and timing, as compared with the activity in the three months ended September 30, 2004.

We used $29.2 million and $1.7 million, respectively, in cash for investing activities during the three months ended September 30, 2005 and September 30, 2004. During the three months ended September 30, 2005, our net sales of marketable securities were $40.8 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $67.4 million and $2.6 million, respectively. During the three months ended September 30, 2004, our investing activities consisted of $1.7 million for purchases of property and equipment.

During the three months ended September 30, 2005, our financing activities used cash of $4.9 million which primarily consisted of $6.3 million used for purchases of our common stock. During the same period in 2004, financing activities used cash of $7.2 million, which primarily consisted of $7.8 million used for purchases of our common stock.

In July 2004, our Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25.0 million. During fiscal year 2005, we repurchased 873,459 shares of our common stock, which completed the authorized purchase under this stock repurchase program. During the three months ended September 30, 2004, we repurchased 300,000 shares of common stock for a total cost of $7.8 million.

In July 2005, our Board of Directors authorized a second share repurchase program for up to $20.0 million of our currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with our employee stock option and purchase plans. Repurchases of our stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the three months ended September 30, 2005, we repurchased 230,800 shares of common stock under this program for a total cost of $6.3 million.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum tangible net worth. The mortgage note agreements also include significant prepayment penalties. The Company was not in compliance with the minimum tangible net worth ratio covenant as of November 2, 2005. This non-compliance was largely the result of the intangible assets capitalized as a result of two businesses acquired by the Company during the three months ended September 30, 2005. The Company obtained an agreement from the mortgage note holders, dated October 19, 2005, to waive the covenant violation until December 31, 2005 at which time the Company would be required to meet the minimum tangible net worth covenant. Management expects, however, that the Company will not be in compliance with the covenant as currently structured after December 31, 2005. Accordingly, the Company has reclassified its mortgage notes from long-term to current as of September 30, 2005.

Under the waiver agreement, the mortgage note holders and the Company have agreed to negotiate a mutually agreeable amendment to the covenants in the near future. Management believes that by December 31, 2005, it will be successful in its negotiations with the mortgage note holders to revise the financial covenants to levels that are attainable by the Company. However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the mortgage note holders were to exercise their rights, the Company would be required to repay the outstanding principal plus the prepayment penalty (which as of September 30, 2005 would be approximately $1.0 million).

The terms of our convertible senior notes contain certain contingent conversion provisions. Under certain circumstances, the notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. The notes are convertible into shares of our common stock contingent upon the occurrence of specified events, including if, on or prior to May 1, 2019, the closing price of our common stock is above the initial threshold price of $36.28 for at least 20 trading days in a 30 consecutive trading-day period ending on the eleventh trading day of any fiscal quarter. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest.

In June 2005, we entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement is in effect until December 2011 and contains penalties for volume commitments and a variable early termination penalty that generally increases over time. Aggregate minimum purchase commitments over the six-year term of the agreement total approximately $46.0 million. As of September 30, 2005 the total early termination fee was $2.2 million. Further, this agreement requires payments of $2.0 million related to the licensing of certain technology, $3.0 million related to the development of certain technologies and royalty payments based on future purchases capped at a maximum of $1.0 million (with a minimum of $0.2 million). Payments of $0.3 million were made during the quarter ended September 30, 2005 in relation to this alliance agreement.

In September 2005, the Company entered into a software license agreement with a third party. This agreement provides the Company with a perpetual license to utilize and resell the software license subject to certain restrictions. The agreement requires $0.4 million in cash payments plus a variable royalty fee related to any sublicenses sales. No payments were made during the quarter ended September 30, 2005 in relation to this agreement.

The Company from time to time enters into non-cancelable purchase commitments for certain inventory components used in its normal supply-chain operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $19.5 million at September 30, 2005.

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2005:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$136,377	$10,633	$156	$125,156	$432
Interest due on notes payable	48,538	3,538	5,000	5,000	35,000
Alliance agreement	50,887	4,752	16,328	25,901	3,906
Inventory purchase obligations	19,499	19,499	—	—	—
License agreement	400	400	—	—	—
Operating leases	5,896	1,883	2,379	980	654
Other long-term liabilities	217	—	217	—	—
Deferred compensation	1,413	—	1,413	—	—

	$263,227	$40,705	$25,493	$157,037	$39,992

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. We generated $17.7 million and $11.2 million from operating activities during the three months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, we had $136.4 million of outstanding debt. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, an alliance purchase agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures.

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

Additional Information on Stock Option Plans and Grants

Stock Option Program Description

We currently have one active stock option plan under which we grant options: the 1997 Stock Option Plan. We have 60,024 options outstanding as of September 30, 2005 that were issued under previously utilized plans.

Our stock option grants are designed to reward employees for their long-term contributions to our company and provide incentives for them to remain with our company. We consider our equity compensation program critical to our operation and productivity. Approximately 69% of our employees participate in our equity compensation program.

Stock Option Accounting

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R) “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $2.1 million before tax for the three months ended September 30, 2005 and the remaining unamortized compensation was $16.6 million as of September 30, 2005.

Previously we had followed Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at the intrinsic value.

Employee and Executive Option and Restricted Stock Grants

Option and restricted stock grants for the period:

	Three Months Ended September 30, 2005	Year Ended June 30,
		2005	2004
Grants during the period as a percentage of outstanding shares at the end of such period	0.9%	5.2%	4.7%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	19.3%	12.5%	13.8%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.2%	0.6%	0.6%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	22.3%	20.9%	21.7%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers as of June 30, 2005. Due to the departure of Robert D. Becker on August 5, 2005, the next most highly compensated executive officer as of June 30, 2005 was used to replace Mr. Becker in the September 30, 2005 results.

Summary of Stock Option and Restricted Stock Activity

	Options Outstanding		Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2004	4,533,495	$24.18	—	$—
Grants	1,083,150	26.64	—	—
Exercises	(320,349)	14.80	—	—
Cancellations	(211,768)	27.45	—	—

Outstanding at June 30, 2005	5,084,528	$25.16	—	$—
Grants	128,800	27.67	50,476	26.75
Exercises	(76,675)	19.08	—	—
Cancellations	(155,825)	30.84	—	—

Outstanding at September 30, 2005	4,980,828	$25.14	50,476	$26.75

Summary of In-the-Money and Out-of-the-Money Option Information

	As of September 30, 2005
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,739,572	$16.96	936,102	$21.84	2,675,674	$18.67
Out-of-the-money (1)	1,911,854	$33.70	393,300	$27.55	2,305,154	$32.65

Total options outstanding	3,651,426	$25.72	1,329,402	$23.53	4,980,828	$25.14

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of our common stock of $26.25 as of September 30, 2005.

Options Granted to Named Executive Officers during the Three Months ended September 30, 2005

No options were granted to any of the Named Executive Officers during the three months ended September 30, 2005.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the three months ended September 30, 2005: Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of September 30, 2005:		Values of Unexercised In-the-Money Options as of September 30, 2005: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	—	$—	368,057	122,500	$3,622,059	$709,438
Robert E. Hult	—	—	25,000	75,000	—	—
Craig Lund	14,700	151,253	72,180	29,500	317,751	139,995
Mark F. Skalabrin	—	—	95,580	29,000	771,038	143,060
Didier M.C. Thibaud	—	—	86,940	40,000	239,738	150,300

(1)	Option values based on the closing price of our common stock of $26.25 on September 30, 2005.

Restricted Stock Holdings of Named Executive Officers

	Number of Restricted Shares Held	Value of Restricted Shares Held at September 30, 2005 (1)	Restricted Shares at September 30, 2005 Vesting in 4 years or less
			Number Awarded	Grant Date	Vesting Schedule
James R. Bertelli	6,526	$171,308	6,526	8/12/2005	25%/year
Robert E. Hult	2,497	65,546	2,497	8/12/2005	25%/year
Robert E. Hult	7,500	196,875	7,500	8/12/2005	Cliff vest in 4 years
Craig Lund	1,953	51,266	1,953	8/12/2005	25%/year
Mark F. Skalabrin	2,098	55,073	2,098	8/12/2005	25%/year
Mark F. Skalabrin	4,500	118,125	4,500	8/12/2005	Cliff vest in 4 years
Didier M.C. Thibaud	2,098	55,073	2,098	8/12/2005	25%/year
Didier M.C. Thibaud	7,500	196,875	7,500	8/12/2005	Cliff vest in 4 years

(1)	Share values based on the closing price of our common stock of $26.25 on September 30, 2005.

Rule 10b5-1 Plans

Four of our executive officers, Douglas F. Flood, Craig Lund, Barry S. Isenstein and Mark Skalabrin have adopted written trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy. A portion of the shares to be sold under these plans will be issued pursuant to the exercise of existing stock options. Sales made pursuant to these plans will be disclosed publicly through Form 4 and Form 144 filings with the Securities and Exchange Commission.

Equity Compensation Plans

The following table sets forth information as of September 30, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders (a)	4,980,828	(b)	$25.14	2,068,542	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,980,828		$25.14	2,068,542

(a)	Consists of the 1991, 1997 and 1998 stock option plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 126,388 shares available for future issuance under the ESPP and 1,942,154 shares available for future issuance under the Company’s 1997 plan. We are no longer permitted to grant options under our 1991 and 1998 plans.

Related party transactions

In July 2004, we entered into a consulting contract with David Bertelli, the brother of our Chief Executive Officer and former Senior Vice President of Organizational Development. We paid no monies to David Bertelli during the three months ended September 30, 2005 and we owed no monies to him as of September 30, 2005. We paid David Bertelli $30,000 for consulting services during fiscal year 2005 and owed no amounts under this agreement as of June 30, 2005. In addition, we paid $25,000 of life insurance premiums for the benefit of David Bertelli during fiscal year 2005.

We have arrangements with other parties that do not meet the technical disclosure requirements of related parties and are not material in the aggregate. These individual arrangements either fall under reporting thresholds or are with non-immediate family members of our executive officers.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FAS 123R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective for annual periods beginning after June 15, 2005. The adoption of FAS 123R required the Company to record compensation expense for the value of its equity instruments given to employees. As a result of implementation of this accounting pronouncement, we recorded $2.1 million of compensation expense in our statement of operations for the three months ended September 30, 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 59%, 68% and 69% of our total revenues in fiscal 2005, 2004, and 2003, respectively, and approximately 61% of our total revenues for the three months ended September 30, 2005. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement our requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction in funding or termination of a government program in which we are involved would result in a loss of anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations.

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

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. For the three months ended September 30, 2005, two customers, Northrop Grumman Corporation and Argon Engineering Associates, accounted for 17% and 14%, respectively, of our total revenues. In fiscal 2005, KLA-Tencor Corporation, Argon Engineering Associates, Northrop Grumman Corporation and GE Medical Systems accounted for 14%, 14%, 11% and 11% of our total revenues, respectively. Customers in the Defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations

Our CIV, Advanced Solutions and MPS revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major CIV, Advanced Solutions or MPS customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Philips Medical Systems and Force Computers GmbH accounted for substantially all of our CIV revenues for the fiscal years ended June 30, 2005, 2004 and 2003. In particular, GE Medical accounted for 56% of our aggregate CIV sales in fiscal 2005, 60% in fiscal 2004 and 59% in fiscal 2003. For the three months ended September 30, 2005, GE Medical accounted for 42% of our aggregate CIV sales. Similarly, KLA-Tencor accounted for 72% of our total sales in the Advanced Solutions market in fiscal 2005, 66% in fiscal 2004 and 44% in fiscal 2003. For the three months ended September 30, 2005, KLA-Tencor accounted for 67% of our aggregate Advanced Solutions sales. Additionally, for the MPS segment, which was consolidated into our company starting in the second quarter of 2005, Continuous Computing Corporation accounted for 41% of the aggregate MPS sales for the three months ended September 30, 2005. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the CIV, Advanced Solutions and MPS markets. Because it often takes significant time and added cost to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

Our sales to the CIV market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

The economic and technological conditions affecting our industry in general or any major CIV OEM customer in particular, may adversely affect our operating results. CIV OEM customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for medical imaging devices that renders any of our products unnecessary or obsolete, or any change in the technology in these devices, could result in a decrease in our revenues. In addition to our CIV OEM customers, the end users of their products and the health care industry generally are subject to extensive federal, state and local regulation in the United States, as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer CIV products. There can be no assurance that future health care regulation or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad will not have a material adverse effect on our business.

Competition from existing or new companies in the CIV business could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

CIV competes in highly competitive industries, and our CIV OEM customers generally extend the competitive pressures they face throughout their respective supply chains. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our CIV OEM customers and potential CIV OEM customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

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

We completed the acquisitions of SoHard and Echotek in fiscal year 2006, MCI in fiscal year 2005 and TGS Group and Advanced Radio Corporation in fiscal year 2004. We may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

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

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands, France, Germany and Italy. Revenues from international operations accounted for 9%, 9% and 7% of total revenues for fiscal years 2005, 2004 and 2003, respectively, and 12% for the three months ended September 30, 2005. From our U.S. operations, we also ship directly to international customers, which shipments accounted for 13%, 10% and 12% of total revenues for fiscal years 2005, 2004 and 2003, respectively, and 6% for the three months ended September 30, 2005. There are inherent risks in transacting business internationally, including:

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

Our future success will depend in part on our ability to enhance current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. Defense customers, in particular, demand frequent technological improvements as a means of gaining military advantage. Military planners have historically funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will secure an adequate number of Defense design wins in the future, that the equipment in which our products are intended to function will eventually be deployed in the field, or that our products will be included in such equipment if it eventually is deployed.

Customers in our CIV and Advanced Solutions markets, including the semiconductor imaging market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycles. We may not be selected to participate in the future design of any medical or semiconductor imaging equipment, or if selected, we may not generate any revenues for such design work.

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

In the past, we have benefited from certain tax provisions that have reduced our effective tax rate and cash paid for taxes. One of these benefits has been the credit for increasing research activities, which will expire in December 2005. We have also utilized benefits under the extraterritorial income exclusion, or ETI tax regime. The ETI regime was ruled an illegal trade subsidy by the World Trade Organization and, as a result, the European Union imposed trade sanctions against the United States that would have increased substantially over time if the ETI regime were not repealed. On October 22, 2004, legislation was enacted to repeal the ETI regime for transactions entered into after December 31, 2004, subject to a phase-out to allow current beneficiaries to claim reduced ETI benefits for transactions entered into during calendar years 2005 and 2006. In addition to the repeal of ETI, this legislation created a deduction from taxable income that will apply to taxpayers with “qualified production activities income,” for which we believe we qualify. Our expenses for income taxes could be significantly higher in the future if there are further changes in the tax law applicable to us or we fail to qualify for certain tax benefits.

The trading price of our common stock may continue to be volatile, which may adversely affect business, and investors in our common stock may experience substantial losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2005 to September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our company’s business.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On August 31, 2005, we purchased Echotek Corporation (Echotek) for $50.2 million in cash and stock (including transaction costs of $0.3 million). The transaction was structured as a merger of our acquisition subsidiary with and into Echotek. The stock portion of the consideration consisted of 177,132 shares of our common stock valued at approximately $5.2 million, based on the average closing price of the Company’s common stock for the five-day period including two days before and after July 12, 2005, the date the Company executed the related merger agreement and announced the transaction. The issuance of such shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption for transactions not involving a public offering contained in Section 4(2) of the Securities Act. In light of the information obtained by us in connection with the Echotek acquisition, management believes that we may rely upon this exemption. The shares so issued contain restrictive legends prohibiting transfer of the shares in the absence of an effective registration statement or an exemption permitting transfer without registration.

(c)	The following table sets forth information as of and for the quarter ended September 30, 2005 with respect to our share repurchase program. (Table in thousands except share data).

Period of Repurchase	Total Number of Shares Purchased During the Quarter Ended September 30, 2005	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1-31, 2005	—	$—	$—
August 1-31, 2005	230,800	27.07	13,751
September 1-30, 2005	—	—	—

Total	230,800	$27.07	$13,751

In July 2005, we announced a share repurchase program under which our Board of Directors has authorized the repurchase of up to $20.0 million of our common stock.

ITEM 5. OTHER INFORMATION

(a)	Robert D. Becker, formerly an executive officer of the Company, departed the Company on August 5, 2005. Mr. Becker has entered into a Separation Agreement with the Company pursuant to which he will continue to receive payments equal to his base salary (at a rate of $4,230.77 per week) for a period of 39 weeks, less appropriate deductions and withholdings. During the salary continuation period, he will be eligible to participate in the Company’s health, life insurance and health and dependent care flexible spending plans to the same extent as the Company’s active employees. The Company has also agreed to pay for up to 26 weeks of executive outplacement services for Mr. Becker in an aggregate amount not to exceed $52,000. In consideration of the foregoing benefits, Mr. Becker has given the Company a general release of any claims arising out of his employment with the Company or the termination of such employment. The foregoing summary is qualified in its entirety by reference to Mr. Becker’s Separation Agreement, which has been filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1*	1997 Employee Stock Purchase Plan, as amended and restated.

10.2*	Separation Agreement and General Release between the Company and Robert Becker.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies a management contract or compensatory plan in which an executive officer or director of the Company participates.
+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, not shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 9, 2005.

MERCURY COMPUTER SYSTEMS

by	/s/ ROBERT E. HULT
Robert E. Hult SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER