Form 10-Q
period 2005-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2006-02-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s classes of common stock as of January 31, 2006:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	21,020,705

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(unaudited)

	December 31, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$29,540	$43,143
Marketable securities	86,615	131,702
Accounts receivable, net of allowance of $520 and $500 at December 31, 2005 and June 30, 2005, respectively	38,375	40,033
Inventory	21,855	16,691
Deferred tax assets, net	2,664	2,664
Prepaid expenses and other current assets	5,239	7,737

Total current assets	184,288	241,970
Marketable securities	49,334	53,382
Property and equipment, net	31,018	29,484
Goodwill	89,939	37,080
Acquired intangible assets, net	26,496	5,402
Deferred tax assets, net	—	4,481
Other non-current assets	5,136	5,327

Total assets	$386,211	$377,126

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,510	$8,627
Accrued expenses	8,395	6,471
Accrued compensation	10,023	13,965
Accrued warranty expenses	3,123	1,620
Notes payable	925	894
Income taxes payable	3,345	3,128
Deferred revenues and customer advances	6,367	8,162

Total current liabilities	44,688	42,867
Notes payable	135,152	134,997
Deferred tax liabilities	344	—
Accrued compensation	1,504	1,281
Other long-term liabilities	1,069	155

Total liabilities	182,757	179,300
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 21,005,375 and 21,006,016 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	210	210
Additional paid-in capital	70,789	58,674
Retained earnings	134,281	139,785
Accumulated other comprehensive loss	(1,826)	(843)

Total shareholders’ equity	203,454	197,826

Total liabilities and shareholders’ equity	$386,211	$377,126

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net revenues	$62,501	$59,332	$129,401	$114,314
Cost of revenues	23,699	20,259	48,218	39,723

Gross profit	38,802	39,073	81,183	74,591
Operating expenses:
Selling, general and administrative	21,215	17,880	41,374	33,483
Research and development	14,834	11,328	30,708	22,850
Amortization of acquired intangible assets	2,521	572	4,041	992
In-process research and development	—	—	548	—

Total operating expenses	38,570	29,780	76,671	57,325

Income from operations	232	9,293	4,512	17,266
Interest income	1,483	1,152	3,052	2,146
Interest expense	(1,050)	(1,056)	(2,086)	(2,110)
Other income (expense), net	(24)	(49)	(29)	(239)

Income before income taxes	641	9,340	5,449	17,063
Income tax (benefit) provision	(592)	2,493	1,144	5,119

Net income	$1,233	$6,847	$4,305	$11,944

Net income per share:
Basic	$0.06	$0.33	$0.21	$0.57

Diluted	$0.06	$0.29	$0.20	$0.50

Weighted-average shares outstanding:
Basic	21,006	20,973	20,984	21,075

Diluted	21,376	25,993	21,435	26,022

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,305	$11,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,678	4,809
Change in deferred income taxes	(2,553)	—
Non-cash interest expense	432	425
Stock-based compensation	4,078	—
Tax benefit from stock options	550	917
Gross tax windfall from stock-based compensation	(180)	—
Other	—	127
In-process research and development acquired in acquisitions	550	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	5,075	9,312
Inventory	(3,673)	(3,103)
Prepaid expenses and other current assets	3,213	2,018
Other non-current assets	(255)	155
Accounts payable and accrued expenses	504	(4,292)
Deferred revenues and customer advances	(1,750)	2,024
Other long-term liabilities	1,138	(63)
Income taxes payable	231	(4,801)

Net cash provided by operating activities	20,343	19,472

Cash flows from investing activities:
Purchases of marketable securities	(71,749)	(115,135)
Sales and maturities of marketable securities	120,530	135,409
Purchases of property and equipment	(5,399)	(4,558)
Acquisition of businesses, net of cash acquired	(67,535)	(16,184)
Acquisition of intellectual property license	(2,000)	—

Net cash used in investing activities	(26,153)	(468)

Cash flows from financing activities:
Proceeds from employee stock option and purchase plans	4,789	3,665
Repurchases of common stock	(12,284)	(16,631)
Payments of principal under notes payable	(462)	(1,007)
Gross tax windfall from stock-based compensation	180	—

Net cash used in financing activities	(7,777)	(13,973)

Effect of exchange rate changes on cash and cash equivalents	(16)	(452)

Net (decrease) increase in cash and cash equivalents	(13,603)	4,579
Cash and cash equivalents at beginning of period	43,143	18,695

Cash and cash equivalents at end of period	$29,540	$23,274

Cash paid during the period for:
Interest	$2,611	$1,725
Income taxes, net	2,935	9,112
Supplemental disclosures—non-cash activities:
Issuance of restricted common stock to employees	$1,610	$—
Supplemental disclosures—purchase of businesses:
Fair value of assets acquired	$83,739	$—
Cash paid, net of cash acquired	(67,535)	—
Common stock issued	(5,173)	—

Liabilities assumed	$11,031	$—

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(unaudited)

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

The accompanying financial data as of December 31, 2005 and for the three and six months ended December 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

In the third quarter of fiscal 2005, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification at December 31, 2004 to exclude from cash and cash equivalents $95,223 of auction rate securities, and to include such amounts as short-term available-for-sale marketable securities. The Company has made corresponding adjustments to the accompanying statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities decreased by $35,077 for the six months ended December 31, 2004 as compared to the amount previously reported. This change in classification does not affect previously reported cash flows from operations or cash flows from financing activities.

In the second quarter of fiscal 2006, the Company concluded that it was appropriate to classify a portion of the costs associated with the Company’s retirement of treasury stock and common stock as a result of the enactment of the Massachusetts Business Corporation Act as a reduction of retained earnings. Previously, all such costs were classified as a reduction in additional paid-in capital. Accordingly, the Company has revised the classification to increase additional paid-in capital by $48,309 at June 30, 2005, and to decrease retained earnings by $48,309. This change in classification does not affect the previously reported consolidated statement of income or consolidated statement of cash flows.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2005 and June 30, 2005, results of operations for the three and six months ended December 31, 2005 and 2004, and cash flows for the six months ended December 31, 2005 and 2004 have been made. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.	Accounting for Stock-Based Compensation

STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results were not restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Stock-based employee compensation expense was $2.0 million and $4.1 million (before tax) for the three and six months ended December 31, 2005, respectively. Previously, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The Company recognized the full impact of its share-based payment plans in the consolidated statements of income for the three and six months ended December 31, 2005 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of income:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Cost of revenues	$22	$167
Selling, general and administrative	1,601	2,976
Research and development	374	935

Share-based compensation expense before tax	1,997	4,078
Income tax benefit	(540)	(1,220)

Net compensation expense	$1,457	$2,858

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and six months ended December 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income as reported	$6,847	$11,944
Add: Employee compensation expense for share options included in reported net income, net of income taxes	—	—
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	3,260	6,685

Pro forma net income	$3,587	$5,259

Earnings per share:
Basic – as reported	$0.33	$0.57
Basic – pro forma	$0.17	$0.25
Diluted – as reported	$0.29	$0.50
Diluted – pro forma	$0.16	$0.25

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair values of options granted during the three months ended December 31, 2005 and 2004 were $13.29 and $20.13, respectively, per option. The weighted-average grant-date fair values of options granted during the six months ended December 31, 2005 and 2004 were $13.90 and $16.60, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,			Six Months Ended December 31,
	2005		2004	2005		2004
Option life	6 years	(1)	6 years	6 years	(1)	6 years
Risk-free interest rate	4.3%	(2)	3.74%	4.1%	(2)	3.98%
Stock volatility	50%	(3)	72%	48%	(3)	73%
Dividend rate	0%		0%	0%		0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended December 31, 2005 and 2004 was $7.13 and $5.81, respectively. The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during the six months ended December 31, 2005 and 2004 was $8.99 and $6.08, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	4.34%	2.59%	4.34%	2.59%
Stock volatility	61%	32%	61%	32%
Dividend rate	0%	0%	0%	0%

During the six months ended December 31, 2005, the Company granted 63,066 shares of restricted common stock to certain senior executives as permitted under the 1997 Stock Plan. These restricted stock grants either vest ratably over four years or cliff vest after four years. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of income as a component of selling, general and administrative expense. During the three and six months ended December 31, 2005, $95 and $141, respectively, of compensation expense was recognized related to these restricted stock awards.

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the 2005 Plan) is 1,998,114 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 1,992,614 shares available for future grant under the 2005 Plan at December 31, 2005.

The number of shares authorized for issuance under the Company’s 1997 Stock Option Plan (the 1997 Plan) is 8,650,000 shares, of which 100,000 shares may be issued pursuant to restricted stock grants. The 1997 Plan provides for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of four to five years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan. The foregoing action does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

The following table summarizes activity of the Company’s stock plans since June 30, 2004:

	Options Outstanding			Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2004	4,533,495	$24.18	7.11	—	$—
Grants	1,083,150	26.64		—	—
Exercises	(320,349)	14.80		—	—
Cancellations	(211,768)	27.45		—	—

Outstanding at June 30, 2005	5,084,528	25.16	6.83	—	—
Grants	169,200	27.08		63,066	25.53
Exercises	(253,256)	16.34		—	—
Cancellations	(260,875)	29.32		—	—

Outstanding at December 31, 2005	4,739,597	$25.47	6.46	63,066	$25.53

Information related to the stock options outstanding as of December 31, 2005 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 2.00 - $19.01	940,792	4.40	$13.22	819,542	$12.45
$19.02 - $23.44	834,153	7.11	$21.12	476,882	$21.34
$23.45 - $26.88	788,798	8.09	$24.28	344,124	$24.29
$26.89 - $30.06	898,352	6.87	$28.25	567,127	$28.56
$30.07 - $39.63	896,952	6.81	$32.81	896,952	$32.81
$39.64 - $52.00	380,550	5.01	$43.88	380,550	$43.88

$ 2.00 - $52.00	4,739,597	6.46	$25.47	3,485,177	$26.13

Options for the purchase of 3,405,084 shares were exercisable at June 30, 2005, with a weighted-average exercise price of $26.48.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of all outstanding options as of December 31, 2005 was a negative $22.9 million, as the market price of the Company’s stock at December 31, 2005 exceeded the price of a significant portion of the Company’s outstanding stock options. The intrinsic value of the options exercised during the three and six months ended December 31, 2005 was $0.8 million and $1.3 million, respectively.

The following table summarizes the status of the Company’s nonvested shares since June 30, 2004:

	Nonvested Options		Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2005	1,679,444	$10.32	—	$—
Granted	169,200	13.90	60,366	25.53
Vested	(485,080)	7.59	—	—
Forfeited	(109,144)	17.22	—	—

Nonvested at December 31, 2005	1,254,420	$11.25	60,366	$25.53

Nonvested stock are shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2005, there was $15.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of nonvested stock options that vested during the three and six months ended December 31, 2005 was approximately $1.9 million and $3.7 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. Shares available for future purchase under the ESPP totaled 88,621 at December 31, 2005.

D.	Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. There are no amounts in inventory relating to contracts having production cycles longer than one year. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. Inventory was comprised of the following at December 31, 2005 and June 30, 2005:

	September 31, 2005	June 30, 2005
Raw materials	$6,988	$5,885
Work in process	10,978	7,471
Finished goods	3,889	3,335

Total	$21,855	$16,691

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income—basic	$1,233	$6,847	$4,305	$11,944
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	612	—	1,169

Adjusted net income—for calculation of diluted earnings per share	$1,233	$7,459	$4,305	$13,113

Shares used in computation of net income per share—basic	21,006	20,973	20,984	21,075
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	4,135	—	4,135
Stock option, restricted common stock and employee stock purchase plans	370	885	451	812

Shares used in computation of net income per share—diluted	21,376	25,993	21,435	26,022

Net income per share—basic	$0.06	$0.33	$0.21	$0.57

Net income per share—diluted	$0.06	$0.29	$0.20	$0.50

Options to purchase 3,970,959 and 3,703,975 shares of common stock were not included in the calculation of diluted net income per share for the three and six months ended December 31, 2005, respectively, because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, divided by the aggregate number of shares under outstanding options exceeded the average stock price and therefore would be antidilutive. Options to purchase 1,393,522 and 2,202,143 shares of common stock were not included in the calculation of diluted net income per share for the three and six months ended December 31, 2004, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during the periods and therefore would be antidilutive. The change in methodology in determining antidilutive options was due to the implementation of SFAS 123R.

During the year ended June 30, 2005, the Company adopted the guidance of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The guidance requires the inclusion in diluted earnings per share calculations of the effect of notes that are contingently convertible into shares of common stock, with restatement of reported amounts for periods prior to adoption. As a result of adoption, the calculations of diluted net income per share for the three and six months ended December 31, 2004 both (i) include 4,135,000 shares, which represent the securities issuable under the Company’s outstanding Convertible Senior Notes issued in fiscal year 2004 and (ii) reflect increases to reported net income of $612 and $1,169, respectively, representing the interest expense (including amortization of deferred financing costs) incurred, net of tax, related to the Convertible Senior Notes that would have not been incurred had the notes been converted into common stock, as assumed per the calculation. Further, for the three and six months ended December 31, 2005, the effect of the convertible debt would be antidilutive, thus the convertible debt had no impact on the dilutive net income per share calculation.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	Recent Accounting Pronouncements

In June 2005, The FASB issued FSP FAS 143-1 titled “Accounting for Electronic Waste Obligations”. The obligations addressed in the FSP relate to those which might be created under the operation of Directive 2002/96/EC on Electrical and Electronic Equipment adopted by the European Union in February 2003. The FSP provides guidance on proper accounting for costs associated with retiring electronic equipment classified as “Historical” held by commercial users on or before August 13, 2005. Commercial users in EU countries that have adopted the law may be required to record an asset retirement obligation and to capitalize a related increase in the carrying value of the equipment subject to the directive utilizing concepts outlined under FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditions Asset Retirement Obligations. The effective date of this FSP is the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. The Company has evaluated whether the EU Directive is applicable to both its foreign subsidiaries and to shipments abroad from its U.S.subsidiaires. Management has assessed the impact of the adoption of this accounting pronouncement and there is no material affect on operating results.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will determine the impact of this standard on the consolidated financial statements when an accounting change or error correction occurs.

G.	Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income	$1,233	$6,847	$4,305	$11,944
Other comprehensive income (loss):
Foreign currency translation adjustments	(439)	(157)	(629)	(44)
Change in unrealized gain (loss) on marketable securities	(67)	(137)	(354)	(75)

Other comprehensive income (loss)	(506)	(294)	(983)	(119)

Total comprehensive income	$727	$6,553	$3,322	$11,825

H.	Operating Segment Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has four operating and reportable segments: Defense Business Unit (Defense), formerly Defense Electronics Group;

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income reported in the consolidated statements of income. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2005
Net revenues to unaffiliated customers	$33,823	$15,220	$10,740	$2,718	$—	$—	$62,501
Intersegment revenues		—	—	76	—	(76)	—

Net revenues	33,823	15,220	10,740	2,794	—	(76)	62,501
Income (loss) from operations	127	1,105	1,160	(163)	(1,997)	—	232
Depreciation and amortization expense	3,296	1,041	416	135	—	—	4,888
THREE MONTHS ENDED DECEMBER 31, 2004
Net revenues to unaffiliated customers	$33,249	$15,154	$10,422	$507	$—	$—	$59,332
Intersegment revenues	—	—	—	44	—	(44)	—

Net revenues	33,249	15,154	10,422	551	—	(44)	59,332
Income (loss) from operations	6,809	2,725	154	(414)	—	19	9,293
Depreciation and amortization expense	1,545	652	386	176	—	—	2,759

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Stock Compensation Expense	Eliminations	Total
SIX MONTHS ENDED DECEMBER 31, 2005
Net revenues to unaffiliated customers	$74,905	$28,946	$20,050	$5,500	$—	$—	$129,401
Intersegment revenues	—	—	—	220	—	(220)	—

Net revenues	74,905	28,946	20,050	5,720	—	(220)	129,401
Income (loss) from operations	7,622	655	630	(317)	(4,078)	—	4,512
Depreciation and amortization expense	5,532	2,051	828	267	—	—	8,678
SIX MONTHS ENDED DECEMBER 31, 2004
Net revenues to unaffiliated customers	$64,254	$25,597	$23,956	$507	$—	$—	$114,314
Intersegment revenues	—	—	—	44	—	(44)	—

Net revenues	64,254	25,597	23,956	551	—	(44)	114,314
Income (loss) from operations	12,390	3,275	1,996	(414)	—	19	17,266
Depreciation and amortization expense	2,843	1,110	680	176	—	—	4,809

I.	Goodwill and Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
DECEMBER 31, 2005
Completed technology	$17,180	$(5,015)	$12,165	3.3 years
Customer relationships	12,010	(1,497)	10,513	5.4 years
Licensing agreements, trademarks and patents	3,632	(167)	3,465	5.0 years
Customer backlog	1,722	(1,476)	246	0.4 years
Non-compete agreements	128	(21)	107	3.0 years

	$34,672	$(8,176)	$26,496

JUNE 30, 2005
Completed technology	$5,208	$(2,991)	$2,217	4.4 years
Customer relationships	3,489	(562)	2,927	5.6 years
Licensing agreement	338	(80)	258	5.0 years
Customer backlog	549	(549)	—

	$9,584	$(4,182)	$5,402

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2005, the Company entered into an agreement to license certain technologies from a third party for $2,000. The costs associated with the license agreement were capitalized as an intangible asset in accordance with FAS 142, “Goodwill and Other Intangible Assets” and will be amortized over the estimated period that the Company will receive an economic benefit from the intangible asset.

Amortization expense related to acquired intangible assets for the three months ended December 31, 2005 and 2004 was $2,521 and $571, respectively. Amortization expense related to acquired intangible assets for the six months ended December 31, 2005 and 2004 was $4,041 and $992, respectively. Estimated future amortization expense for acquired intangible assets remaining at December 31, 2005 is $4,157 for the remainder of fiscal 2006, $7,422 for fiscal 2007, $7,422 for fiscal 2008, $3,832 for each of fiscal 2009, $2,293 for fiscal 2010, and $1,370 thereafter.

The changes in the carrying amount of goodwill for the six months ended December 31, 2005 were as follows:

	Defense	Commercial Imaging and Visualization	Modular Products and Services	Total
JUNE 30, 2005 balance	$9,848	$18,180	$9,052	$37,080
Foreign currency translation	—	(463)	—	(463)
Goodwill recorded during period	36,037	17,285	—	53,322

DECEMBER 31, 2005 balance	$45,885	$35,002	$9,052	$89,939

The increase in goodwill during the six months ended December 31, 2005 consisted of an increase of $17,285 related to the acquisition by the Company of SoHard AG and an increase of $36,037 related to the acquisition of Echotek Corporation. This increase was partially offset by the foreign currency translation adjustments.

J.	Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these actions will have a material adverse effect on its financial position, results of operations or cash flows.

K.	Shareholders’ Equity

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01 per share.

SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect the shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock. The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to shareholders of record as of the close of business on December 23, 2005. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person commences a tender offer that would result in that person owing 15% or more of the common stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

STOCK REPURCHASE PROGRAM

In July 2004, the Company’s Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25,000. During fiscal year 2005, the Company repurchased 873,459 shares of its common stock, which completed the authorized purchase under this stock repurchase program. During the six months ended December 31, 2004, the Company repurchased 600,000 shares of common stock for a total cost of $16,631.

In July 2005, the Company’s Board of Directors authorized a second share repurchase program for up to $20,000 of the Company’s currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the six months ended December 31, 2005, 531,862 shares of common stock were repurchased under this program for a total cost of $12,284. As of December 31, 2005, there was $7,716 available under this program to repurchase outstanding common stock.

L.	Product Warranty Liability

All of the Company’s product sales generally include a 12 or 18-month hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2005 and 2004:

	2005	2004
Beginning balance at June 30,	$1,620	$1,135
Accruals for warranties issued during the period	3,519	877
Warranty liabilities assumed in acquisitions	101	—
Settlements made during the period	(2,117)	(705)

Ending balance at December 31,	$3,123	$1,307

The Company recorded $85 and $16, respectively, for the fair value of product warranty liabilities assumed in connection with the acquisitions of Echotek Corporation and SoHard AG during the six months ended December 31, 2005.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquisition of MCI has been accounted for in accordance with SFAS No. 141, “Business Combinations.” The total purchase price for the acquisition of MCI was $13.8 million, consisting of cash payments of $13.6 million, and transaction costs of $0.2 million directly related to the acquisition. The results of MCI’s operations have been included in the Company’s consolidated financial statements since December 7, 2004. Prior to that date, the Company recorded its pro rata share of MCI’s net operating results under the equity method of accounting.

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

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SoHard AG

On July 1, 2005, the Company acquired SoHard AG (SoHard) for a purchase price of $23.3 million (including transaction costs of $1.0 million). SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany. The results of SoHard’s operations have been included in the Company’s consolidated financial statements since July 1, 2005.

The acquisition of SoHard was accounted for in accordance with SFAS No. 141, “Business Combinations.” The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were determined via independent third-party appraisals. The tangible long-lived assets were valued using the cost approach, while the intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair values of the tangible and intangible assets and liabilities was allocated to goodwill. Goodwill and intangible assets recognized in this transaction are not expected to be deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing and future product offering; (2) the Company’s ability to protect its existing competitive advantages within certain product lines of its Commercial Imaging and Visualization Business Unit; and (3) the potential to sell Mercury products to existing SoHard customers.

The purchase price as of July 1, 2005 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$888
Accounts receivable	1,180
Inventory	287
Prepaid expenses and other current assets	570
Property and equipment	418
Customer relationships	3,300
Other acquired intangible assets (customer backlog, non-compete and technology)	2,350
In-process research and development	450
Goodwill	17,285
Current liabilities	(2,016)
Current portion of long-term notes payable	(36)
Deferred tax liabilities, net	(751)
Long-term notes payable	(603)

$23,322

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation was finalized during the three months ended December 31, 2005, upon completion of the fair-value appraisals of intangible assets and certain assumed assets and liabilities, and did not differ materially from the preliminary purchase price allocation recorded as of September 30, 2005.

As of December 31, 2005, there was approximately $503 of unpaid purchase price related to the SoHard acquisition. This liability is accrued and recorded in the consolidated balance sheet in accrued expenses and is expected to be settled within the next 12 months.

In-process research and development (IPR&D) consisted of one project under development at the acquisition date. Because the technological feasibility of this project had not been established and no future alternative uses existed, the purchased IPR&D was expensed at the acquisition date in the consolidated statement of income. The value of the purchased IPR&D was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion.

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Customer relationships	6 years
Other acquired intangible assets (customer backlog, non-compete and technology)	0.5 to 3 years

The pro forma statements reflecting the operating results of SoHard as if SoHard had been acquired as of July 1, 2004 would not differ materially from the operating results of the Company as reported.

Echotek Corporation

On August 31, 2005, the Company purchased Echotek Corporation (Echotek) for a purchase price of $50.3 million (including transaction costs of $0.4 million). The purchase price (excluding transaction costs) was paid in a combination of cash totaling $44.7 million and 177,132 shares of Mercury common stock. The 177,132 shares of common stock were valued at $5.2 million based on the average closing price of the Company’s common stock for the five-day period including two days before and after July 12, 2005, the date the Company executed the related merger agreement and announced the transaction. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations have been included in the Company’s consolidated financial statements since September 1, 2005.

The acquisition of Echotek was accounted for in accordance with SFAS No. 141, “Business Combinations.” The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were determined via independent third-party appraisals. The tangible long-lived assets were valued using the cost approach, while the intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair value of the tangible and intangible assets and liabilities was allocated to goodwill. Goodwill and intangible assets recognized in this transaction are not expected to be deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing and future product offering; (2) the Company’s intentions to utilize its financial stability and market presence to attract new customers that were not then customers of Echotek; and (3) the potential to continue developing next-generation technologies from the acquired workforce.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price as of August 31, 2005 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Accounts receivable	$2,397
Inventory	1,219
Prepaid expenses and other current assets	133
Property and equipment	431
Other assets	2
Goodwill	36,037
Completed technology	10,230
Customer relationships	5,300
Other acquired intangible assets (customer backlog and trademarks)	2,050
In-process research and development	100
Current liabilities	(989)
Deferred tax liabilities, net	(6,636)

$50,274

The purchase price allocation was finalized during the three months ended December 31, 2005, upon completion of the fair-value appraisals of intangible assets, and did not differ materially from the preliminary purchase price allocation recorded as of September 30, 2005.

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

The following table presents the Company’s unaudited pro forma results of operations for the six months ended December 31, 2005, as if the Echotek acquisition had occurred on July 1, 2004. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $0.2 million and $3.2 million during the six months ended December 31, 2005 and 2004, respectively), adjustments to eliminate inter-company transactions (totaling $0.2 million during the six months ended December 31, 2004), adjustments to capitalize labor and overhead costs (totaling $0.2 million during the six months ended December 31, 2004), adjustments for non-recurring items (totaling $0.7 million of bonuses directly related to the acquisition during the six months ended December 31, 2005) and adjustments for income tax effects (totaling $0.2 million during the six months ended December 31, 2005). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended December 31,	2005	2004
(in thousands of dollars, except per share data)
Net revenues	$132,945	$124,396
Net income	4,877	12,057
Net income per share—basic	0.23	0.57
Net income per share—diluted	0.23	0.50

N.	Mortgage Notes

In November 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes are collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes contained certain covenants, which, among other provisions, require the Company to maintain a specified minimum tangible net worth on November 2nd of each year. The Mortgage Notes also include significant prepayment penalties. The outstanding principal amount on the Mortgage Notes was $10,420 at December 31, 2005 and $10,828 at June 30, 2005.

On October 19, 2005, the Company obtained a temporary waiver from the holders of the Mortgage Notes, effective through December 31, 2005, for the Company’s non-compliance with the minimum tangible net worth ratio covenant as of November 2, 2005. This non-compliance was largely the result of the intangible assets capitalized as a result of two businesses acquired by the Company during the six months ended December 31, 2005.

On December 22, 2005, the Company amended certain financial covenants relating to the Mortgage Notes. Pursuant to the amendments, the minimum tangible net worth covenant was replaced with new financial covenants relating to the maintenance of an interest coverage ratio, certain leverage ratios and a minimum consolidated net worth. The amendments also permanently waived any non-compliance with the superseded minimum tangible net worth covenant as of November 2, 2005. The Company was in compliance with these new covenants as of December 31, 2005.

The Company was in compliance with the covenants of the mortgage note agreements as of June 30, 2005.

O.	Property and Equipment

Property and Equipment

Property and equipment are the long-lived, physical assets of the Company acquired for use in the Company’s normal business operations and are not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Company capitalizes interest costs associated with the development and construction of certain qualifying assets in accordance with SFAS No. 34, Capitalization of Interest Costs, over the period of construction. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Computer software and equipment	2 to 5 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Buildings	15 and 30 years
Building improvements	10 years

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Software Development and Enhancements

Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally 3 to 5 years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

At December 31, 2005 and June 30, 2005, the Company had $868 and $0, respectively, in construction in process (CIP) related to the Company’s implementation of Oracle’s enterprise risk system. The Company does not depreciate CIP until it is placed into service.

P.	Income Tax (Benefit) Provision

The Company recorded a tax provision during the six months ended December 31, 2005 reflecting a 21% effective tax rate, as compared to 30.0% for the same period in fiscal 2005. The effective tax rate for the six months ended December 31, 2005 was lower than the U.S. statutory tax rate of 35% primarily due to research and development tax credits and the extraterritorial income (ETI) benefit.

The Company recorded a tax benefit of $592 in the three months ended December 31, 2005 in order to adjust the 36% effective tax rate used in the three months ended September 30, 2005 to the 21% effective tax rate currently expected for the full fiscal year. The forecasted full-year effective tax rate was lowered in the quarter as a result of lowering forecasted profitability without materially reducing the expected dollar amounts of tax benefits from research and development credits and other items.

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

During the past several years, the majority of our revenue has been generated from sales of our products to the defense electronics market, generally for use in intelligence-gathering electronic warfare systems. Our activities in this area have focused on the proof of concept, development and deployment of advanced military applications in radar, sonar and airborne surveillance. Imaging and visualization solutions is another primary market that we currently serve. Our computer hardware and software are embedded in magnetic resonance imaging (MRI), positron emission tomography (PET), and digital X-ray machines. Our remaining revenues are derived from computer systems used in such commercial OEM solutions as semiconductor photomask generation, wafer inspection, baggage scanning, seismic analysis and development of new reticle inspection and wafer inspection systems.

During the first six months of fiscal year 2006, revenues increased by $15.1 million compared to the same period in fiscal 2005, primarily as a result of a $10.7 million increase in revenues of our Defense Business Unit (Defense) and $3.3 million increase in revenues of our Commercial Imaging and Visualization Business Unit (CIV), offset by a $3.9 million decrease in revenues of our Advanced Solutions Business Unit (Advanced Solutions). Gross margins as a percentage of revenues decreased from 65.3% during the six months ended

December 31, 2004 to 62.7% during the six months ended December 31, 2005 primarily due to increased warranty provisions, a shift within our Defense business to lower margin business and revenues from SoHard AG, which carry a lower margin than other businesses. Operating expenses increased by $19.3 million during the six months ended December 31, 2005 as compared to the same period in 2004 primarily due to several factors. First, we incurred $7.3 million of incremental operating expenses associated with our acquisitions of Echotek Corporation and SoHard AG, which were completed in the first quarter of fiscal year 2006, and $1.6 million of incremental operating expenses associated with the acquisition of Momentum Computer, Inc., which was completed in the second quarter of fiscal year 2005. Second, research and development expenses unrelated to these acquisitions increased by $5.8 million during the six months ended December 31, 2005 compared to the same period in 2004. Third, we incurred $4.1 million of compensation costs associated with the stock-based awards provided to our employees. In prior periods, this compensation expense was reported on a pro forma basis in the financial statement footnotes; however, upon our adoption of SFAS 123R on July 1, 2005, these costs are now expensed in the consolidated statements of income.

On July 1, 2005, we acquired SoHard AG (SoHard) for $23.3 million, consisting of cash payments of $22.3 million and transaction costs of $1.0 million directly related to the acquisition. SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany. The results of SoHard’s operations have been included in our consolidated financial statements since the acquisition date.

On August 31, 2005, we purchased Echotek Corporation (Echotek) for $50.3 million, consisting of cash payments of $44.7 million, 177,132 shares of Mercury common stock valued at $5.2 million and transaction costs of $0.4 million directly related to the acquisition. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations have been included in our consolidated financial statements since the acquisition date.

Going forward, business and market uncertainties may affect future results. For a discussion of key factors that could impact the future and must be managed by us, please refer to the discussion below.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of revenues	37.9	34.1	37.3	34.7

Gross profit	62.1	65.9	62.7	65.3
Operating expenses:
Selling, general and administrative	34.0	30.1	32.0	29.3
Research and development	23.7	19.1	23.7	20.0
Amortization of acquired intangible assets	4.0	1.0	3.1	0.9
In-process research and development	—	—	0.4	—

Total operating expenses	61.7	50.2	59.2	50.2
Income from operations	0.4	15.7	3.5	15.1
Other income (expense), net	0.6	0.0	0.7	(0.2)

Income before income taxes	1.0	15.7	4.2	14.9
(Benefit) provision for income taxes	(1.0)	4.2	0.9	4.5

Net income	2.0%	11.5%	3.3%	10.4%

REVENUES

Total revenues increased by $3.2 million or 5.3% to $62.5 million for the three months ended December 31, 2005 compared to $59.3 million during the same period in fiscal 2005. Total revenues increased by $15.1 million or 13.2% to $129.4 million for the six months ended December 31, 2005 compared to $114.3 million during the same period in fiscal 2005. Revenues by segment as a percentage of total revenues were as follows:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Defense Business Unit (Defense)	54%	56%	58%	56%
Commercial Imaging and Visualization Business Unit (CIV)	25	25	22	23
Advanced Solutions Business Unit (Advanced Solutions)	17	18	16	21
Modular Products and Services Business Unit (MPS)	4	1	4	—

Total revenues	100%	100%	100%	100%

Defense revenues increased by $0.6 million or 1.7% to $33.8 million for the three months ended December 31, 2005 compared to $33.2 million during the same period in fiscal 2005. The increase for the three months ended December 31, 2005 was primarily related to a $2.2 million increase in sales of radio frequency products and $2.3 million resulting from the acquisition of Echotek Corporation offset by a $4.7 million decrease in shipments serving radar applications and a $0.4 million decrease in shipments serving signal intelligence applications. These fluctuations were primarily the result of the timing of our customers’ ordering patterns, which are largely tied to the federal defense budgets. The US defense budget expired at the end of September 2005 and a new budget had not been signed as of December 31, 2005, which we believe has resulted in several large programs being delayed or put on hold by our customers.

Defense revenues increased by $10.6 million or 16.6% to $74.9 million for the six months ended December 31, 2005 compared to $64.3 million during the same period in fiscal 2005. The increase for the six months ended December 31, 2005 was primarily related to a $3.1 million increase in sales of radio frequency products, a $2.6 million increase in shipments serving signal intelligence applications and $3.8 million resulting from the acquisition of Echotek Corporation. These fluctuations were primarily the result of the timing of our customers’ ordering patterns as described above.

CIV revenues increased $0.1 million or 0.4% to $15.2 million for the three months ended December 31, 2005 compared to $15.1 million during the same period in fiscal 2005. The increase for the three months ended December 31, 2005 compared to the same period in fiscal 2005 was primarily the result of revenues of $2.4 million associated with the acquisition of SoHard AG, which was completed in the first quarter of 2006, offset by softness in most of our legacy business lines including MRI, digital X-ray and PET. We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will significantly decrease over the next 12 months as these customers transition to new platforms and new component manufactures We are starting to build a portfolio of new 3D image processing and visualization software applications for which we perceive significant customer interest in the medical and oil and gas discovery industries; however, these are not ramping up quickly enough to offset the decline in our existing programs. Despite this fact, the revenues associated with our 3D image processing and visualization software increased $0.3 million comparatively over the prior fiscal three-month period.

CIV revenues increased $3.3 million or 13.1% to $28.9 million for the six months ended December 31, 2005 compared to $25.6 million during the same period in fiscal 2005. The increase for the six months ended December 31, 2005 compared to the same period in fiscal 2005 was primarily the result of revenues of $4.1 million associated with the acquisition of SoHard AG, which was completed in the first quarter of 2006, offset by softness in most of our legacy business lines including MRI, digital X-ray, computed tomography (CT) and PET.

We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will significantly decrease over the next 12 months as these customers transition to new platforms and new component manufactures. We are starting to build a portfolio of new 3D image processing and visualization software applications for which we perceive significant customer interest in the medical and oil and gas discovery industries, however, these are not ramping up quickly enough to offset the decline in our existing programs. Despite this fact, the revenues associated with our 3D image processing and visualization software increased $0.9 million comparatively over the prior fiscal three-month period.

Advanced Solutions revenues increased $0.3 million or 3.1% to $10.7 million for the three months ended December 31, 2005 compared to $10.4 million during the same period in fiscal 2005. The increase in revenues for the three months ended December 31, 2005 was primarily related to a $0.4 million increase in shipments of semiconductor imaging boards for developing and testing new semiconductors. Shipments of semiconductor imaging boards represented 80% and 78% of Advanced Solutions revenues for the three months ended December 31, 2005 and 2004, respectively.

Advanced Solutions revenues decreased $3.9 million or 16.3% to $20.1 million for the six months ended December 31, 2005 compared to $24.0 million during the same period in fiscal 2005. The decrease in revenues for the six months ended December 31, 2005 was primarily related to a $2.9 million decrease in shipments of semiconductor imaging boards for developing and testing new semiconductors. These decreases in shipments were primarily attributable to overall softness in the semiconductor market. Shipments of semiconductor imaging boards represented 82% and 87% of Advanced Solutions revenues for the six months ended December 31, 2005 and 2004, respectively.

Modular Products and Services (MPS) revenues for the three and six months ended December 31, 2005 were $2.7 million and $5.5 million, respectively. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus, there were minimal MPS revenues included in our consolidated financial statements during the comparable periods in fiscal year 2005.

GROSS PROFIT

Gross profit was 62.1% for the three months ended December 31, 2005, a decrease of 380 basis points from the 65.9% gross profit achieved in the same period of fiscal 2005. The decrease in the gross margin as a percentage of revenue for the three months ended December 31, 2005 compared to the same periods of fiscal 2005 is primarily due to a) increased warranty provisions, b) a shift within the Defense business unit to lower-margin products and c) our acquisition of SoHard in the first quarter of 2006, which carries a lower margin than other businesses. The warranty costs increased significantly during the three months ended December 31, 2005 primarily due to commitment made with a customer in the second quarter to perform on-site warranty work related to boards purchased from a third party supplier. This agreement resulted in an incremental warranty provision of approximately $0.5 million during the three months ended December 31, 2005.

Gross profit was 62.7% for the six months ended December 31, 2005, a decrease of 260 basis points from the 65.3% gross profit achieved in the same period of fiscal 2005. The decrease in the gross margin as a percentage of revenue for the six months ended December 31, 2005 compared to the same periods of fiscal 2005 is primarily due to a) increased warranty provisions, b) a shift within the Defense business unit to lower-margin products and c) our acquisition of SoHard in the first quarter of 2006, which carries a lower margin than other businesses. The warranty costs increased significantly during the six months ended December 31, 2005 primarily due to two commitments made with customers to perform on-site warranty work related to boards purchased from our contract manufacturers and other third party suppliers. These agreements resulted in an incremental warranty provision of approximately $1.0 million during the six months ended December 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 18.7% or $3.3 million to $21.2 million for the three months ended December 31, 2005 compared to $17.9 million during the same period in fiscal 2005. The increase in selling, general and administrative expenses for the three months ended December 31, 2005 was primarily the result of $1.6 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R, $1.8 million of incremental expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, as well as an increase in compensation expense due to an increase in headcount of 37 employees unrelated to our recent acquisitions. Also impacting the increase was $0.4 million of expenses related to our on-going enterprise resource procurement (ERP) system project. In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. The $0.4 million expensed during the three months ended December 31, 2005 is in addition to the $0.6 million of ERP costs capitalized during the same period.

Selling, general and administrative expenses increased 23.6% or $7.9 million to $41.4 million for the six months ended December 31, 2005 compared to $33.5 million during the same period in fiscal 2005. The increase in selling, general and administrative expenses for the six months ended December 31, 2005 was primarily the result of $3.0 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R, $3.0 million of incremental expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, as well as an increase in compensation expense due to an increase in headcount of 37 employees unrelated to our recent acquisitions. Also impacting the increase was $0.8 million of expenses related to our on-going enterprise resource procurement (ERP) system project. In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. The $0.8 million expensed during the six months ended December 31, 2005 is in addition to the $0.9 million of ERP costs capitalized during the same period.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 30.9% or $3.5 million to $14.8 million for the three months ended December 31, 2005 compared to $11.3 million during the same period in fiscal 2005. The increase in research and development expenses for the three months ended December 31, 2005 was primarily the result of $0.4 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R and $1.0 million of expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, as well as an increase in prototype development expenses of approximately $0.2 million and an increase in compensation expense due to the increase in headcount of 7 employees unrelated to our recent acquisitions.

Research and development expenses increased 34.4% or $7.9 million to $30.7 million for the six months ended December 31, 2005 compared to $22.9 million during the same period in fiscal 2005. The increase in research and development expenses for the six months ended December 31, 2005 was primarily the result of $0.9 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R and $5.8 million of expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, as well as an increase in prototype development expenses of approximately $1.2 million and an increase in compensation expense due to the increase in headcount of 7 employees unrelated to our recent acquisitions.

AMORTATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased 340.7% or $1.9 million to $2.5 million for the three months ended December 31, 2005 compared to $0.6 million during the same period in fiscal 2005. The increase in amortization expenses for the three months ended December 31, 2005 was the result of the SoHard, Echotek and MCI acquisitions, as well as the purchase and capitalization of an intellectual property license.

Amortization of acquired intangible assets increased 307.4% or $3.0 million to $4.0 million for the six months ended December 31, 2005 compared to $1.0 million during the same period in fiscal 2005. The increase in amortization expenses for the six months ended December 31, 2005 was the result of the SoHard, Echotek and MCI acquisitions, as well as the purchase and capitalization of an intellectual property license.

INTEREST INCOME

Interest income for the three months ended December 31, 2005 increased by $0.3 million to $1.5 million compared to the same period of fiscal 2005. Interest income for the six months ended December 31, 2005 increased by $0.9 million to $3.1 million compared to the same period of fiscal 2005. The increases for both the three and six months ended December 31, 2005 were primarily related to increased rates of return on our investments, offset by lower levels of cash and cash equivalents.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2005 decreased minimally to $1.1 million compared to the same period of fiscal 2005. Interest expense for the six months ended December 31, 2005 also decreased minimally to $2.1 million compared to the same period of fiscal 2005. The interest rates on our outstanding notes payable are fixed in nature; thus, the fluctuations in interest expense are primarily related to foreign currency translation effects and the impact of non-cash interest expense, including the amortization of our deferred financing costs.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended December 31, 2005 decreased by $25 thousand to $24 thousand of expense compared to the same period of fiscal 2005. Other income (expense) for the six months ended December 31, 2005 decreased by $0.2 million to $29 thousand of expense compared to the same period of fiscal 2005. The changes in other income (expense) for both the three and six month periods were primarily due to gains and losses related to foreign currency transactions.

INCOME TAX (BENEFIT) PROVISION

We recorded a tax benefit during the three months ended December 31, 2005 reflecting a 92% benefit on income before taxes of $0.6 million, as compared to tax provision of 26.7% for the same period in fiscal 2005. Our effective tax rate for the three months ended December 31, 2005 reflects a benefit due to a change in the full fiscal year 2006 effective rate from 36% to 21% resulting from a decrease in estimated profits before tax for the fiscal year.

We recorded a tax provision during the six months ended December 31, 2005 reflecting a 21% effective tax rate, as compared to 30.0% for the same period in fiscal 2005. Our effective tax rate for the six months ended December 31, 2005 was lower than the U.S. statutory tax rate of 35% primarily due to research and development tax credits and the extraterritorial income (ETI) benefit.

We expect our fiscal year 2006 effective tax rate to be approximately 21%.

SEGMENT OPERATING RESULTS

Income from operations of the Defense segment decreased $6.7 million to $0.1 million for the three months ended December 31, 2005 from $6.8 million for the same period of fiscal 2005, and decreased $4.8 million to $7.6 million for the six months ended December 31, 2005 from $12.4 million for the same period of fiscal 2005. The decrease in income from operations of the Defense segment for the three and six months ended December 31, 2005 was primarily related to a shift in product mix to lower-margin products, increased incremental operating expenses associated with the acquisition of Echotek and increased organic operating expenses, primarily associated with additional research and development. These increased operating expenses for the three and six months ended December 31, 2005 primarily consisted of $1.5 million and $2.0 million, respectively, of additional amortization associated with the intangibles capitalized as a result of the Echotek acquisition and a non-recurring charge of $0.0 million and $0.1 million, respectively, related to in-process research and development.

Income from operations of the CIV segment decreased $1.6 million to $1.1 million for the three months ended December 31, 2005 from $2.7 million for the same period of fiscal 2005, and decreased $2.6 million to $0.7 million for the six months ended December 31, 2005 from $3.3 million for the same period of fiscal 2005. The decrease in income from operations of the CIV segment for the three and six months ended December 31, 2005 was primarily related to increased operating expenses associated with the SoHard acquisition, partially offset by decreased CIV revenues of $2.3 million and $0.7 million excluding the impact of SoHard. These increased operating expenses for the three and six months ended December 31, 2005 primarily consisted of $0.5 million and $1.1 million, respectively, of additional amortization associated with the intangibles capitalized as a result of the SoHard acquisition and a non-recurring charge of $0.0 million and $0.4 million, respectively, related to in-process research and development.

Income from operations of the Advanced Solutions segment increased $1.1 million to $1.2 million for the three months ended December 31, 2005 from $0.1 million for the same period of fiscal 2005, and decreased $1.4 million to $0.6 million for the six months ended December 31, 2005 from $2.0 million for the same period of fiscal 2005. The increase in income from operations of the Advanced Solutions segment for the three months ended December 31, 2005 was primarily a result of the increase in revenues of $0.3 million primarily related to semiconductor market applications and lower research and development spending, plus the impact of one high-margin contract relating to the sale of intellectual property licenses; offset by the impact of a significant discrete warranty obligation. The decrease in income from operations of the Advanced Solutions segment for the six months ended December 31, 2005 was primarily a result of the decrease in revenues of $3.9 million primarily related to semiconductor market applications plus the impact of a significant discrete warranty obligation.

Losses from operations of the MPS segment decreased $0.2 million to $0.2 million for the three months ended December 31, 2005 from $0.4 million for the same period of fiscal 2005, and decreased $0.1 million to $0.3 million for the six months ended December 31, 2005 from $0.4 million for the same period of fiscal 2005. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus, there were no MPS operations included in our consolidated operations during the first quarter of fiscal 2005 and minimal operations included in our second quarter of fiscal 2005. The decrease in losses from operations for the three and six months ended December 31, 2005 was primarily the result of a higher revenue base to absorb the fixed operating costs.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and marketable securities decreased by $62.7 million to $165.5 million as of December 31, 2005 as compared to $228.2 million as of June 30, 2005 primarily as a result of cash outlays for acquisitions. During the six months ended December 31, 2005, we generated $20.3 million in cash from operations compared to $19.5 million generated during the six months ended December 31, 2004. The $0.8 million increase in the amount of cash generated from operations during the six months ended December 31, 2005 compared to the six months ended December 31, 2004 was primarily due to a favorable impact related to the change in accounts payable and accrued expenses of $3.8 million, due primarily to timing, increased warranty accruals, and a higher volume of inventory purchases near quarter end, and the change in income taxes payable of $5.1 million, and a $3.9 million increase in non-cash depreciation and amortization expenses. These items which lead to the increase in cash provided by operations were offset by several factors, including lower comparative net income and a $4.2 million decrease in the change in accounts receivable, primarily due to lower revenue and timing, as compared with the activity in the six months ended December 31, 2004.

We used $26.2 million and $0.5 million, respectively, of cash for investing activities during the six months ended December 31, 2005 and December 31, 2004. During the six months ended December 31, 2005, our net sales of marketable securities were $48.8 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $67.5 million and $5.4 million, respectively. Also impacting the six month December 31, 2005 investing cash flows was the purchase of certain licensed technologies for $2 million. During the six months ended December 31, 2004, our net sales of marketable securities were $20.3 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $16.2 million and $4.6 million, respectively.

During the six months ended December 31, 2005, our financing activities used cash of $7.8 million, which primarily consisted of $12.3 million used for purchases of our common stock. During the same period in 2004, financing activities used cash of $14.0 million, which primarily consisted of $16.6 million used for purchases of our common stock.

In July 2004, our Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25.0 million. During fiscal year 2005, we repurchased 873,459 shares of our common stock, which completed the authorized purchase under this stock repurchase program. During the six months ended December 31, 2004, we repurchased 600,000 shares of common stock for a total cost of $16.6 million.

In July 2005, our Board of Directors authorized a second share repurchase program for up to $20.0 million of our currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with our employee stock option and purchase plans. Repurchases of our stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the six months ended December 31, 2005, we repurchased 531,862 shares of common stock under this program for a total cost of $12.3 million. As of December 31, 2005, there was $7.7 million available under this program to repurchase outstanding common stock.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum tangible net worth. The mortgage note agreements also include significant prepayment penalties. On October 19, 2005, the Company obtained a temporary waiver from the holders of the Mortgage Notes, effective through December 31, 2005, for the Company’s non-compliance with the minimum tangible net worth ratio covenant as of November 2, 2005. This non-compliance was largely the result of the intangible assets capitalized as a result of two businesses acquired by the Company during the six months ended December 31, 2005. On December 22, 2005, the Company amended certain financial covenants relating to the Mortgage Notes. Pursuant to the amendments, the minimum tangible net worth covenant was replaced with new financial covenants relating to the maintenance of an interest coverage ratio, certain leverage ratios and a minimum consolidated net worth. The amendments also permanently waived any non-compliance with the superseded minimum tangible net worth covenant as of November 2, 2005. The Company was in compliance with these new covenants as of December 31, 2005.

The terms of our convertible senior notes contain certain contingent conversion provisions. Under certain circumstances, the notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. The notes are convertible into shares of our common stock contingent upon the occurrence of specified events, including if, (a) on or prior to May 1, 2019, the closing price of our common stock is above the initial threshold price of $36.28 for at least 20 trading days in a 30 consecutive trading-day period ending on the eleventh trading day of any fiscal quarter and (b) prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest.

In June 2005 (as amended in November 2005), we entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement is in effect until December 2011 and contains penalties for volume commitments and a variable early termination penalty that generally increases over time. Aggregate minimum purchase commitments over the six-year term of the agreement total approximately $91.2 million. As of December 31, 2005, the total early termination fee was $6.4 million. Further, this agreement requires payments of $2.0 million related to the licensing of certain technology, $3.0 million related to the development of certain technologies and royalty payments based on future purchases capped at a maximum of $1.0 million (with a minimum of $0.2 million). Payments of $2.3 million and $2.6 million, respectively, were made during the three and six months ended December 31, 2005 in relation to this alliance agreement.

In September 2005, the Company entered into a software license agreement with a third party. This agreement provides the Company with a perpetual license to utilize and resell the software license subject to certain restrictions. The agreement requires $0.4 million in cash payments plus a variable royalty fee related to any sublicenses sales. Payments of $0.1 and $0.1 million, respectively, were made during the three and six months ended December 31, 2005 in relation to this agreement.

In July 2005, the Company began its ERP system upgrade to improve our ERP system capabilities and processes. In connection with the implementation of the ERP system upgrade, we entered into several agreements with a third-party relating to the initial phases of the implementation. As of December 31, 2005, there was $0.2 million of funds authorized that have not been expended related to the ERP effort.

The Company from time to time enters into non-cancelable purchase commitments for certain inventory components used in its normal supply-chain operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $20.1 million at December 31, 2005.

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2005:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$136,077	$925	$1,082	$126,152	$7,918
Interest due on notes payable	50,037	3,263	5,667	5,597	35,510
Alliance agreement	93,915	1,900	20,660	55,730	15,625
Inventory purchase obligations	20,143	20,143	—	—	—
License agreement	300	300	—	—	—
ERP agreements	150	150	—	—	—
Operating leases	5,389	1,751	2,193	899	546
Other long-term liabilities	146	—	146	—	—
Deferred compensation	1,504	—	1,504	—	—

	$307,661	$28,432	$31,252	$188,378	$59,599

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. We generated $20.3 million and $19.5 million from operating activities during the six months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had $136.1 million of outstanding debt. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, an alliance purchase agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures.

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

Additional Information on Stock Option Plans and Grants

Stock Option Program Description

We currently have one active stock option plan under which we grant options: the 2005 Stock Incentive Plan (the 2005 Plan). We have 4,734,097 options outstanding as of December 31, 2005 that were issued under previously utilized plans.

Our stock option grants are designed to reward employees for their long-term contributions to our company and provide incentives for them to remain with our company. We consider our equity compensation program critical to our operation and productivity. Approximately 66% of our employees participate in our equity compensation program.

Stock Option Accounting

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results were not restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $2.0 million and $4.1 million before tax for the three and six months ended December 31, 2005, respectively, and the remaining unamortized compensation was $15.6 million as of December 31, 2005.

Previously, we had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at the intrinsic value.

Employee and Executive Option and Restricted Stock Grants

Option and restricted stock grants for the period:

	Six Months Ended September 30, 2005	Year Ended June 30,
		2005	2004
Grants during the period as a percentage of outstanding shares at the end of such period	1.1%	5.2%	4.7%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	14.9%	12.5%	13.8%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.2%	0.6%	0.6%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	22.3%	20.9%	21.7%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers as of June 30, 2005. Due to the departure of Robert D. Becker on August 5, 2005, the next most highly compensated executive officer as of June 30, 2005 was used to replace Mr. Becker in the December 31, 2005 results.

Summary of Stock Option and Restricted Stock Activity

	Options Outstanding		Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2004	4,533,495	$24.18	—	$—
Grants	1,083,150	26.64	—	—
Exercises	(320,349)	14.80	—	—
Cancellations	(211,768)	27.45	—	—

Outstanding at June 30, 2005	5,084,528	$25.16	—	$—
Grants	169,200	27.08	63,066	25.53
Exercises	(253,256)	16.34	—	—
Cancellations	(260,875)	29.32	—	—

Outstanding at December 31, 2005	4,739,597	$25.47	63,066	$25.53

Summary of In-the-Money and Out-of-the-Money Option Information

	As of December 31, 2005
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,028,967	$13.81	305,075	$18.83	1,334,042	$14.96
Out-of-the-money (1)	2,456,210	$31.29	949,345	$25.18	3,405,555	$29.59

Total options outstanding	3,485,177	$26.13	1,254,420	$23.63	4,739,597	$25.47

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of our common stock of $20.63 as of December 31, 2005.

Options Granted to Named Executive Officers during the Three Months ended December 31, 2005

No options were granted to any of the Named Executive Officers during the six months ended December 31, 2005.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the six months ended December 31, 2005: Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of September 30, 2005:		Values of Unexercised In-the-Money Options as of December 31, 2005: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	101,957	$140,744	284,100	122,500	$1,706,276	$180,175
Robert E. Hult	—	—	25,000	75,000	—	—
Craig Lund	4,900	37,841	67,280	29,500	75,983	20,900
Mark F. Skalabrin	—	—	95,580	29,000	448,296	22,530
Didier M.C. Thibaud	—	—	86,940	40,000	48,450	24,150

(1)	Option values based on the closing price of our common stock of $20.63 on December 31, 2005.

Restricted Stock Holdings of Named Executive Officers

	Number of Restricted Shares Held	Value of Restricted Shares Held at December 31, 2005 (1)	Restricted Shares at December 31, 2005 Vesting in 4 years or less
			Number Awarded	Grant Date	Vesting Schedule
James R. Bertelli	6,526	$134,631	6,526	8/12/2005	25%/year
Robert E. Hult	2,497	51,513	2,497	8/12/2005	25%/year
Robert E. Hult	7,500	154,725	7,500	8/12/2005	Cliff vest in 4 years
Craig Lund	1,953	40,290	1,953	8/12/2005	25%/year
Mark F. Skalabrin	2,098	43,282	2,098	8/12/2005	25%/year
Mark F. Skalabrin	4,500	92,835	4,500	8/12/2005	Cliff vest in 4 years
Didier M.C. Thibaud	2,098	43,282	2,098	8/12/2005	25%/year
Didier M.C. Thibaud	7,500	154,725	7,500	8/12/2005	Cliff vest in 4 years

(1)	Share values based on the closing price of our common stock of $20.63 on December 31, 2005.

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

Equity Compensation Plans

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders (a)	4,739,597	(b)	$25.47	2,081,235	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,739,597		$25.47	2,081,235

(a)	Consists of the 1991, 1997, 1998 and 2005 equity plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 88,621 shares available for future issuance under the ESPP and 1,992,614 shares available for future issuance under the Company’s 2005 Plan. We are no longer permitted to grant options under our 1991, 1997 and 1998 plans.

Related party transactions

In July 2004, we entered into a consulting contract with David Bertelli, the brother of our Chief Executive Officer and former Senior Vice President of Organizational Development. We paid no monies to David Bertelli during the three and six months ended December 31, 2005 and we owed no monies to him as of December 31, 2005. We paid David Bertelli $30,000 for consulting services during fiscal year 2005 and owed no amounts under this agreement as of June 30, 2005. In addition, we paid $2,000 and $25,000 of life insurance premiums for the benefit of David Bertelli during the six months ended December 31, 2005 and fiscal year 2005, respectively.

We have arrangements with other parties that do not meet the technical disclosure requirements of related parties and are not material in the aggregate. These individual arrangements either fall under reporting thresholds or are with non-immediate family members of our executive officers.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, The FASB issued FSP FAS 143-1 titled “Accounting for Electronic Waste Obligations”. The obligations addressed in the FSP relate to those which might be created under the operation of Directive 2002/96/EC on Electrical and Electronic Equipment adopted by the European Union in February 2003. The FSP provides guidance on proper accounting for costs associated with retiring electronic equipment classified as “Historical” held by commercial users on or before August 13, 2005. Commercial users in EU countries that have adopted the law may be required to record an asset retirement obligation and to capitalize a related increase in the carrying value of the equipment subject to the directive utilizing concepts outlined under FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditions Asset Retirement Obligations. The effective date of this FSP is the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. The Company has evaluated whether the EU Directive is applicable to both its foreign subsidiaries and to shipments abroad from its U.S.subsidiaires. Management has assessed the impact of the adoption of this accounting pronouncement and there is no material affect on operating results.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will determine the impact of this standard on our consolidated financial statements when an accounting change or error correction occurs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 59%, 68% and 69% of our total revenues in fiscal 2005, 2004 and 2003, respectively, and approximately 58% of our total revenues for the six months ended December 31, 2005. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement our requirements.

The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. In addition, delays in funding of a program, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

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

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. For the six months ended December 31, 2005, four customers, Argon Engineering Associates , Northrop Grumman Corporation, GE Healthcare and KLA-Tencor Corporation accounted for 16%, 14%, 11% and 10%, respectively, of our total revenues. In fiscal 2005, KLA-Tencor Corporation, Argon Engineering Associates, Northrop Grumman Corporation and GE Medical Systems accounted for 14%, 14%, 11% and 11% of our total revenues, respectively. Customers in the Defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our CIV, Advanced Solutions and MPS revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major CIV, Advanced Solutions or MPS customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Philips Medical Systems and Force Computers GmbH accounted for substantially all of our CIV revenues for the fiscal years ended June 30, 2005, 2004 and 2003. In particular, GE Medical accounted for 56% of our aggregate CIV sales in fiscal 2005, 60% in fiscal 2004 and 59% in fiscal 2003. For the six months ended December 31, 2005, GE Healthcare, Motorola GmbH and Philips Medical Systems accounted for 47%, 10% and 10%, respectively, of our aggregate CIV sales. Further, we are currently expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will significantly decrease over the next 12-months as these customers transition to new platforms and new component manufactures. We expect that this forecasted decline in our 2D business will be offset, either partially or fully, by an increase in our 3D business. KLA-Tencor accounted for 72% of our total sales in the Advanced Solutions market in fiscal 2005, 66% in fiscal 2004 and 44% in fiscal 2003. For the six months ended December 31, 2005, KLA-Tencor and Micronic accounted for 62% and 14%, respectively, of our aggregate Advanced Solutions sales. Additionally, for the MPS segment, which was consolidated into our company starting in the second quarter of 2005, Continuous Computing Corporation, Motorola Computer Group and SS8 Networks accounted for 31%, 18% and 16%, respectively, of the aggregate MPS sales for the six months ended December 31, 2005. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the Advanced Solutions and MPS markets. Because it often takes significant time and added cost to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

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

Our sales in the Defense market could be adversely affected by the emergence of commodity-type products as acceptable substitutes for certain of the Company’s products and by uncertainty created by emerging changes in standards that may cause customers to delay purchases or seek alternative solutions.

Our computing products for the Defense market are designed for operating under physical constraints such as limited volume, weight, and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration, and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. Factors that may increase the acceptability of commodity-type products in some Defense platforms that we serve include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of computing products in a more highly environmentally isolated setting. In addition, recent proposed changes in the VMEbus computer infrastructure standard, to which a majority of our Defense products adhere, may cause program managers with the U.S. Government and prime contractors to delay decisions on new program implementations in order to determine which emerging standards and configurations will be the dominant design in the market, and may result in program managers selecting new standards or configurations that we have not chosen to invest in. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.

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

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands, France, Germany and Italy. Revenues from international operations accounted for 9%, 9% and 7% of total revenues for fiscal years 2005, 2004 and 2003, respectively, and 12% for the six months ended December 31, 2005. From our U.S. operations, we also ship directly to international customers, which shipments accounted for 13%, 10% and 12% of total revenues for fiscal years 2005, 2004 and 2003, respectively, and 5% for the six months ended December 31, 2005. There are inherent risks in transacting business internationally, including:

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

In the past, we have benefited from certain tax provisions that have reduced our effective tax rate and the cash taxes paid. One of these benefits, the credit for increasing research activities, expired on December 31, 2005, and, as of the date of this report, had not been extended or reinstated by Congress. There are pending legislative proposals that would extend or make permanent this tax credit, including on a retrospective basis. However, there can be no assurance that the research credit will be made permanent or extended, or if so, for how long, and whether any such extension will be made retroactive.

We have also utilized benefits under the extraterritorial income exclusion, or ETI tax regime. The ETI regime was ruled an illegal trade subsidy by the World Trade Organization and, as a result, the European Union imposed trade sanctions against the United States that would have increased substantially over time if the ETI regime were not repealed. On October 22, 2004, legislation was enacted to repeal the ETI regime for transactions entered into after December 31, 2004, subject to a phase-out to allow current beneficiaries to claim reduced ETI benefits for transactions entered into during calendar years 2005 and 2006. In addition to the repeal of ETI, this legislation created a deduction from taxable income that will apply to taxpayers with “qualified production activities income,” for which we believe we qualify. Our expenses for income taxes could be significantly higher or lower in the future if there are further changes in the tax law applicable to us or we fail to qualify for certain tax benefits.

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

There were no material changes in our exposure to market risk from June 30, 2005 to December 31, 2005.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On August 31, 2005, we purchased Echotek Corporation (Echotek) for $50.2 million in cash and stock (including transaction costs of $0.3 million). The transaction was structured as a merger of our acquisition subsidiary with and into Echotek. The stock portion of the consideration consisted of 177,132 shares of our common stock valued at approximately $5.2 million, based on the average closing price of the Company’s common stock for the five-day period including two days before and after July 12, 2005, the date the Company executed the related merger agreement and announced the transaction. The issuance of such shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption for transactions not involving a public offering contained in Section 4(2) of the Securities Act. In light of the information obtained by us in connection with the Echotek acquisition, management believes that we may rely upon this exemption. The shares so issued contain restrictive legends prohibiting transfer of the shares in the absence of an effective registration statement or an exemption permitting transfer without registration.

(b)	The following table sets forth information as of and for the quarter ended December 31, 2005 with respect to our share repurchase program. (Table in thousands except share data).

Period of Repurchase	Total Number of Shares Purchased During the Quarter Ended December 31, 2005	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1-31, 2005	—	$—	$—
November 1-30, 2005	301,062	19.99	7,716
December 1-31, 2005	—	—	—

Total	301,062	$19.99	$7,716

In July 2005, we announced a share repurchase program under which our Board of Directors has authorized the repurchase of up to $20.0 million of our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2005, the Company held a Special Meeting of Shareholders in lieu of the 2005 Annual Meeting of Shareholders (the “Meeting”). At the Meeting, Gordon B. Baty, Sherman N. Mullin and George W. Chamillard were elected as directors for terms ending in 2008. The voting results were as follows:

Gordon B. Baty	For 17,817,231	Withheld 1,218,133
Sherman N. Mullin	For 17,403,575	Withheld 1,631,789
George W. Chamillard	For 18,021,619	Withheld 1,013,745

The terms of the following directors continued after the meeting: Dr. Albert P. Belle Isle, Lee C. Steele, Dr. Richard P. Wishner, James R. Bertelli and Russell K. Johnsen.

At the Meeting, the shareholders approved the Company’s 2005 Stock Incentive Plan. The voting results were as follows:

For 12,778,453	Against 3,421,116	Abstain 29,956	Broker Non-Votes 2,805,839 (1)

(1)	Shares held by a broker or nominee that do not have the authority, either express or discretionary, to vote on a particular matter.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 9, 2005.

MERCURY COMPUTER SYSTEMS

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer