Form 10-Q
period 2006-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2006-05-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s classes of common stock as of April 30, 2006:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	20,977,539

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	March 31, 2006	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$30,497	$43,143
Marketable securities	105,891	131,702
Accounts receivable, net of allowance of $581 and $500 at March 31, 2006 and June 30, 2005, respectively	27,715	40,033
Inventory	18,855	16,691
Deferred tax assets, net	3,196	2,664
Prepaid expenses and other current assets	10,742	7,737

Total current assets	196,896	241,970
Marketable securities	31,743	53,382
Property and equipment, net	31,514	29,484
Goodwill	90,199	37,080
Acquired intangible assets, net	24,391	5,402
Deferred tax assets, net	1,695	4,481
Other non-current assets	5,068	5,327

Total assets	$381,506	$377,126

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,142	$8,627
Accrued expenses	11,512	6,471
Accrued compensation	11,440	13,965
Accrued warranty expenses	2,919	1,620
Notes payable	10,287	894
Income taxes payable	—	3,128
Deferred revenues and customer advances	12,653	8,162

Total current liabilities	59,953	42,867
Notes payable	125,602	134,997
Accrued compensation	1,581	1,281
Other long-term liabilities	968	155

Total liabilities	188,104	179,300
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 20,977,539 and 21,006,016 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	210	210
Additional paid-in capital	74,445	58,674
Retained earnings	120,149	139,785
Accumulated other comprehensive loss	(1,402)	(843)

Total shareholders’ equity	193,402	197,826

Total liabilities and shareholders’ equity	$381,506	$377,126

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net revenues	$44,478	$64,345	$173,879	$178,659
Cost of revenues	26,607	21,797	74,825	61,519

Gross profit	17,871	42,548	99,054	117,140
Operating expenses:
Selling, general and administrative	22,286	17,353	63,660	50,719
Research and development	15,614	12,998	46,322	35,848
Amortization of acquired intangible assets	2,179	778	6,220	1,887
In-process research and development	—	—	548	—
Restructuring .	1,873	—	1,873	—

Total operating expenses	41,952	31,129	118,623	88,454

(Loss) income from operations	(24,081)	11,419	(19,569)	28,686
Interest income	1,656	1,307	4,708	3,454
Interest expense	(1,010)	(1,053)	(3,096)	(3,163)
Other income (expense), net	56	(22)	27	(262)

(Loss) income before income taxes	(23,379)	11,651	(17,930)	28,715
Income tax (benefit) provision	(9,247)	3,495	(8,103)	8,615

Net (loss) income	$(14,132)	$8,156	$(9,827)	$20,100

Net (loss) income per share:
Basic	$(0.67)	$0.39	$(0.47)	$0.95

Diluted	$(0.67)	$0.34	$(0.47)	$0.84

Weighted-average shares outstanding:
Basic	20,961	21,011	20,974	21,054

Diluted	20,961	26,007	20,974	26,017

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(9,827)	$20,100
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,403	7,821
Deferred income taxes	(5,131)	1,480
Non-cash interest expense	628	640
Stock-based compensation expense	7,289	—
Tax benefit from stock options	673	1,350
Gross tax windfall from stock-based compensation	(303)	—
In-process research and development acquired in acquisitions	550	—
Other	—	127
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	15,765	8,495
Inventory	(668)	(5,756)
Prepaid expenses and other current assets	(2,313)	2,028
Other non-current assets	(382)	(534)
Accounts payable and accrued expenses	3,514	(36)
Income taxes payable	(3,114)	(6,602)
Deferred revenues and customer advances	4,515	4,287
Other long-term liabilities	1,114	(327)

Net cash provided by operating activities	25,713	33,073

Cash flows from investing activities:
Purchases of marketable securities	(102,678)	(166,837)
Sales and maturities of marketable securities	149,783	189,545
Purchases of property and equipment	(8,369)	(7,382)
Acquisition of businesses, net of cash acquired	(67,506)	(16,184)
Acquisition of intellectual property license	(2,000)	—

Net cash used in investing activities	(30,770)	(858)

Cash flows from financing activities:
Proceeds from employee stock option and purchase plans	5,111	4,809
Repurchases of common stock	(12,284)	(24,966)
Payments of principal under notes payable	(653)	(1,241)
Gross tax windfall from stock-based compensation	303	—

Net cash used in financing activities	(7,523)	(21,398)

Effect of exchange rate changes on cash and cash equivalents	(66)	(247)

Net (decrease) increase in cash and cash equivalents	(12,646)	10,570
Cash and cash equivalents at beginning of period	43,143	18,695

Cash and cash equivalents at end of period	$30,497	$29,265

Cash paid during the period for:
Interest	$3,620	$1,938
Income taxes, net	4,297	12,505
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$6,832	$—
Supplemental disclosures—purchase of businesses:
Fair value of assets acquired	$83,611	$15,800
Cash paid, net of cash acquired	(67,506)	(13,402)
Common stock issued	(5,173)	—
Liabilities assumed	$10,932	$2,398

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

B. Basis of Presentation

The accompanying financial data as of March 31, 2006 and for the three and nine months ended March 31, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

In the second quarter of fiscal 2006, the Company concluded that it was appropriate to classify a portion of the costs associated with the Company’s retirement of treasury stock and common stock as a result of the enactment of the Massachusetts Business Corporation Act as a reduction of retained earnings. Previously, all such costs were classified as a reduction in additional paid-in capital. Accordingly, the Company has revised the classification to increase additional paid-in capital by $48,309 at June 30, 2005, and to decrease retained earnings by $48,309. This change in classification does not affect the previously reported consolidated statement of operations or consolidated statement of cash flows.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2006 and June 30, 2005, results of operations for the three and nine months ended March 31, 2006 and 2005, and cash flows for the nine months ended March 31, 2006 and 2005 have been made. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The preparation of financial statements in conformity with U.S. general accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets.

C. Accounting for Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 1,536,741 shares available for future grant under the 2005 Plan at March 31, 2006.

The number of shares authorized for issuance under the Company’s 1997 Stock Option Plan (the “1997 Plan”) is 8,650,000 shares, of which 100,000 shares may be issued pursuant to restricted stock grants. The 1997 Plan provides for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of zero to six years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan. The foregoing action does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

The following table summarizes activity of the Company’s stock option plans since June 30, 2004:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2004	4,533,495	$24.18	7.11
Grants	1,083,150	26.64
Exercises	(320,349)	14.80
Cancellations	(211,768)	27.45

Outstanding at June 30, 2005	5,084,528	25.16	6.83
Grants	269,300	23.55
Exercises	(288,486)	15.42
Cancellations	(429,604)	28.78

Outstanding at March 31, 2006	4,635,738	$25.33	6.32

Information related to the stock options outstanding as of March 31, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price	Exercisable Weighted Average Remaining Contractual Term (years)
$ 2.00 - $19.01	975,562	4.70	$13.65	816,312	$12.79
$19.02 - $23.44	821,683	6.90	$21.10	470,382	$21.35
$23.45 - $26.88	892,218	7.65	$24.64	400,894	$24.69
$26.89 - $30.06	854,152	6.42	$28.73	648,502	$28.94
$30.07 - $39.63	794,473	6.69	$33.75	794,473	$33.75
$39.64 - $52.00	297,650	4.81	$45.19	297,650	$45.19

$ 2.00 - $52.00	4,635,738	6.32	$25.33	3,428,213	$26.08	5.70

Options for the purchase of 3,405,084 shares were exercisable at June 30, 2005, with a weighted-average exercise price of $26.48.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2006 was a $3,657. The intrinsic value of the options exercised during the three and nine months ended March 31, 2006 was $330 and $1,667, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2006, there was $14,522 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2005:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2005	—	$—
Granted	366,156	18.66
Vested	—	—
Forfeited	(2,460)	17.25

Outstanding at March 31, 2006	363,696	$18.67

Nonvested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2006, there was $5,929 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of nonvested restricted stock awards that vested during the three and nine months ended March 31, 2006 was $0 and $0, respectively.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. The number of shares issued under the ESPP during the three and nine months ended March 31, 2006 was 0 and 37,767, respectively. Shares available for future purchase under the ESPP totaled 88,621 at March 31, 2006.

STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results were not restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Stock-based employee compensation expense was $3,210 and $7,289 (before tax) for the three and nine months ended March 31, 2006, respectively. Previously, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Cost of revenues	$364	$532
Selling, general and administrative	2,273	5,249
Research and development	573	1,508

Share-based compensation expense before tax	3,210	7,289
Income tax benefit	(993)	(2,213)

Net compensation expense	$2,217	$5,076

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and nine months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income as reported	$8,156	$20,100
Add: Employee compensation expense for share options included in reported net income, net of income taxes	—	—
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	2,861	9,546

Pro forma net income	$5,295	$10,554

Earnings per share:
Basic – as reported	$0.39	$0.95
Basic – pro forma	$0.25	$0.50
Diluted – as reported	$0.34	$0.84
Diluted – pro forma	$0.23	$0.47

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2006 and 2005 were $9.94 and $20.82, respectively, per option. The weighted-average grant-date fair values of options granted during the nine months ended March 31, 2006 and 2005 were $12.43 and $17.78, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006		2005	2006		2005
Option life	6 years	(1)	6 years	6 years	(1)	6 years
Risk-free interest rate	4.5	%(2)	3.81%	4.27	%(2)	3.93%
Stock volatility	55	%(3)	72%	51	%(3)	73%
Dividend rate	0%		0%	0%		0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2006 and 2005 were $4.21 and $6.53, respectively per right. The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during the nine months ended March 31, 2006 and 2005 were $7.40 and $6.30, respectively per right. The fair value of the employees’ stock purchase rights were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	4.63%	3.13%	4.44%	2.76%
Stock volatility	28%	35%	50%	34%
Dividend rate	0%	0%	0%	0%

During the nine months ended March 31, 2006, the Company granted 366,156 shares of restricted common stock to certain employees and officers as permitted under the 1997 and 2005 Stock Plans. These restricted stock grants either vest ratably over three years, four years or cliff vest after four years and are subject to forfeiture if employment terminates during the prescribed retention period. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of cost of revenues, selling, general and administrative and research and development expense. During the three and nine months ended March 31, 2006, $260 and $386, respectively, of compensation expense was recognized related to these restricted stock awards.

D. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. There are no amounts in inventory relating to contracts having production cycles longer than one year. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. In the third quarter fiscal 2006, the Company recorded a significant inventory write-off which was the result of several factors including a decline in revenues of the Defense business and shifts in technology that resulted in inventory becoming obsolete.

Inventory was comprised of the following at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Raw materials	$6,285	$5,885
Work in process	9,559	7,471
Finished goods	3,011	3,335

Total	$18,855	$16,691

E. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net (loss) income—basic	$(14,132)	$8,156	$(9,827)	$20,100
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	588	—	1,765

Adjusted net (loss) income—for calculation of diluted earnings per share	$(14,132)	$8,744	$(9,827)	$21,865

Shares used in computation of net income (loss) per share—basic	20,961	21,011	20,974	21,054
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	4,135	—	4,135
Stock option, restricted common stock and employee stock purchase plans	—	861	—	828

Shares used in computation of net income (loss) per share—diluted	20,961	26,007	20,974	26,017

Net (loss) income per share—basic	$(0.67)	$0.39	$(0.47)	$0.95

Net (loss) income per share—diluted	$(0.67)	$0.34	$(0.47)	$0.84

Options to purchase 4,635,738 and 4,635,738 shares of common stock were not included in the calculation of diluted net income (loss) per share for the three and nine months ended March 31, 2006, respectively, because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, divided by the aggregate number of shares under outstanding options exceeded the average stock price and therefore would be antidilutive. Options to purchase 1,553,249 and 1,671,437 shares of common stock were not included in the calculation of diluted net income per share for the three and nine months ended March 31, 2005, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during the periods and therefore would be antidilutive. The change in methodology in determining antidilutive options was due to the implementation of SFAS 123R.

During the year ended June 30, 2005, the Company adopted the guidance of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The guidance requires the inclusion in diluted earnings per share calculations of the effect of notes that are contingently convertible into shares of common stock, with restatement of reported amounts for periods prior to adoption. As a result of adoption, the calculations of diluted net income per share for the three and nine months ended March 31, 2005 both (i) include 4,135,000 shares, which represent the securities issuable under the Company’s outstanding Convertible Senior Notes issued in fiscal year 2004 and (ii) reflect increases to reported net income of $588 and $1,765, respectively, representing the interest expense (including amortization of deferred financing costs) incurred, net of tax, related to the Convertible Senior Notes that would have not been incurred had the notes been converted into common stock, as assumed per the calculation. Further, for the three and nine months ended March 31, 2006, the effect of the convertible debt would be antidilutive, thus the convertible debt had no impact on the dilutive net income (loss) per share calculation.

F. Recent Accounting Pronouncements

In June 2005, The FASB issued FSP FAS 143-1 titled “Accounting for Electronic Waste Obligations”. The obligations addressed in the FSP relate to those which might be created under the operation of Directive 2002/96/EC on Electrical and Electronic Equipment adopted by the European Union in February 2003. The FSP provides guidance on proper accounting for costs associated with retiring electronic equipment classified as “Historical” held by commercial users on or before August 13, 2005. Commercial users in EU countries that have adopted the law may be required to record an asset retirement obligation and to capitalize a related increase in the carrying value of the equipment subject to the directive utilizing concepts outlined under FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditions Asset Retirement Obligations. The effective date of this FSP is the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. The Company has evaluated whether the EU Directive is applicable to both its foreign subsidiaries and to shipments abroad from its U.S. subsidiaries. Management has assessed the impact of the adoption of this accounting pronouncement and there is no material affect on operating results.

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

G. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$(14,132)	$8,156	$(9,827)	$20,100
Other comprehensive income (loss):
Foreign currency translation adjustments	415	198	(214)	154
Change in unrealized gain (loss) on marketable securities	9	(273)	(345)	(348)

Other comprehensive income (loss)	424	(75)	(559)	(194)

Total comprehensive income (loss)	$(13,708)	$8,081	$(10,386)	$19,906

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

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2006
Net revenues to unaffiliated customers	$18,418	$11,185	$11,576	$3,299	$—	$—	$44,478
Intersegment revenues	—	—	—	161	—	(161)	—

Net revenues	18,418	11,185	11,576	3,460	—	(161)	44,478
Income (loss) from operations	(17,603)	(3,085)	288	(471)	(3,210)	—	(24,081)
Depreciation and amortization expense	3,268	812	441	139	—	—	4,660
THREE MONTHS ENDED MARCH 31, 2005
Net revenues to unaffiliated customers	$36,461	$11,437	$14,193	$2,254	$—	$—	$64,345
Intersegment revenues	—	—	—	304	—	(304)	—

Net revenues	36,461	11,437	14,193	2,558	—	(304)	64,345
Income (loss) from operations	9,683	517	2,216	(875)	—	(122)	11,419
Depreciation and amortization expense	1,493	492	438	589	—	—	3,012

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Stock Compensation Expense	Eliminations	Total
NINE MONTHS ENDED MARCH 31, 2006
Net revenues to unaffiliated customers	$93,322	$40,132	$31,627	$8,798	$—	$—	$173,879
Intersegment revenues	—	—	—	382	—	(382)	—

Net revenues	93,322	40,132	31,627	9 ,180	—	(382)	173,879
Income (loss) from operations	(9,981)	(2,430)	919	(788)	(7,289)	—	(19,569)
Depreciation and amortization expense	8,870	2,858	1,269	406	—	—	13,403
NINE MONTHS ENDED MARCH 31, 2005
Net revenues to unaffiliated customers	$100,715	$37,034	$38,149	$2,761	$—	$—	$178,659
Intersegment revenues	—	—	—	348	—	(348)	—

Net revenues	100,715	37,034	38,149	3,109		(348)	178,659
Income (loss) from operations	22,073	3,793	4,212	(1,289)	—	(103)	28,686
Depreciation and amortization expense	4,337	1,602	1,117	765	—	—	7,821

I. Goodwill and Acquired Intangible Assets

Acquired intangible assets result from the Company’s acquisition of Myriad Logic, Inc., the TGS Group, Advanced Radio Corporation, Momentum Computer, Inc., SoHard AG and Echotek Corporation and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of one to six years. Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the identifiable assets on the date of purchase. In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; rather goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The Company completed its annual goodwill impairment test in the third quarter of fiscal year 2006 and determined that no goodwill was impaired.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2006 were as follows:

	Defense	Commercial Imaging and Visualization	Modular Products and Services	Total
JUNE 30, 2005 balance	$9,848	$18,180	$9,052	$37,080
Foreign currency translation	—	(75)	—	(75)
Goodwill recorded during period	36,037	17,157	—	53,194

MARCH 31, 2006 balance	$45,885	$35,262	$9,052	$90,199

The increase in goodwill during the nine months ended March 31, 2006 consisted of an increase of $17,157 related to the acquisition by the Company of SoHard AG and an increase of $36,037 related to the acquisition of Echotek Corporation. This increase was partially offset by the foreign currency translation adjustments.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
MARCH 31, 2006
Completed technology	$17,213	$(6,333)	$10,880	3.3 years
Customer relationships	12,023	(2,044)	9,979	5.4 years
Licensing agreements, trademarks and patents	3,678	(243)	3,435	5.0 years
Customer backlog	1,728	(1,728)	0	0.4 years
Non-compete agreements	130	(33)	97	3.0 years

	$34,772	$(10,381)	$24,391

JUNE 30, 2005
Completed technology	$5,208	$(2,991)	$2,217	4.4 years
Customer relationships	3,489	(562)	2,927	5.6 years
Licensing agreement	338	(80)	258	5.0 years
Customer backlog	549	(549)	—	0.4 years

	$9,584	$(4,182)	$5,402

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

Amortization expense related to acquired intangible assets for the three months ended March 31, 2006 and 2005 was $2,179 and $895, respectively. Amortization expense related to acquired intangible assets for the nine months ended March 31, 2006 and 2005 was $6,220 and $1,882, respectively. Estimated future amortization expense for acquired intangible assets remaining at March 31, 2006 is $1,854 for the remainder of fiscal 2006, $7,484 for fiscal 2007, $7,484 for fiscal 2008, $3,882 for fiscal 2009, $2,315 for fiscal 2010, and $1,372 thereafter.

J. Commitments and Contingencies

On January 31, 2006, the Company received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al., filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with the Company and certain of its subsidiaries. The complaint alleges infringement by SMT of U.S. patent number 6,765,570, and seeks injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006 the Company notified SMT that it would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including the Company’s right to control and direct the defense of the action on behalf of SMT. The Company believes there are meritorious defenses to the complaint and the Company intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company’s consolidated financial position, results of operations or cash flows in the period in which the litigation is resolved. No costs have been accrued for this loss contingency.

The Company’s standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

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

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to shareholders of record as of the close of business on December 23, 2005. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person commences a tender offer that would result in that person owning 15% or more of the common stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

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

In July 2005, the Company’s Board of Directors authorized a second share repurchase program for up to $20,000 of the Company’s currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended March 31, 2006, 531,824 shares of common stock were repurchased under this program for a total cost of $12,284. As of March 31, 2006, there was $7,716 available under this program to repurchase outstanding common stock.

L. Product Warranty Liability

All of the Company’s product sales generally include a 12 or 18-month hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2006 and 2005:

	Fiscal 2006	Fiscal 2005
Beginning balance at June 30,	$1,620	$1,135
Accruals for warranties issued during the period	4,765	1,271
Warranty liabilities assumed in acquisitions	101	—
Settlements made during the period	(3,567)	(974)

Ending balance at March 31,	$2,919	$1,432

The Company recorded $85 and $16, respectively, for the fair value of product warranty liabilities assumed in connection with the acquisitions of Echotek Corporation and SoHard AG during the nine months ended March 31, 2006.

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

The acquisition of MCI has been accounted for in accordance with SFAS No. 141, “Business Combinations.” The total purchase price for the acquisition of MCI was $13,790, consisting of cash payments of $13,587, and transaction costs of $203 directly related to the acquisition. The results of MCI’s operations have been included in the Company’s consolidated financial statements since December 7, 2004. Prior to that date, the Company recorded its pro rata share of MCI’s net operating results under the equity method of accounting.

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

SoHard AG

On July 1, 2005, the Company acquired SoHard AG (SoHard) for a purchase price of $23,294 (including transaction costs of $1,003). SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany. The results of SoHard’s operations have been included in the Company’s consolidated financial statements since July 1, 2005.

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

The purchase price as of July 1, 2005 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$888
Accounts receivable	1,180
Inventory	287
Prepaid expenses and other current assets	570
Property and equipment	418
Customer relationships	3,300
Other acquired intangible assets (customer backlog, non-compete and technology)	2,350
In-process research and development	450
Goodwill	17,157
Current liabilities	(1,916)
Current portion of long-term notes payable	(36)
Deferred tax liabilities, net	(751)
Long-term notes payable	(603)

$23,294

The purchase price allocation was finalized during the three months ended December 31, 2005, upon completion of the fair-value appraisals of intangible assets and certain assumed assets and liabilities, and did not differ materially from the preliminary purchase price allocation recorded as of September 30, 2005.

As of March 31, 2006, there was approximately $512 of unpaid purchase price related to the SoHard acquisition. This liability is accrued and recorded in the consolidated balance sheet in accrued expenses and is expected to be paid by July 2006.

In-process research and development (IPR&D) consisted of one project under development at the acquisition date. Because the technological feasibility of this project had not been established and no future alternative uses existed, the purchased IPR&D was expensed at the acquisition date in the consolidated statement of operations. The value of the purchased IPR&D was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion.

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

Echotek Corporation

On August 31, 2005, the Company purchased Echotek Corporation (Echotek) for a purchase price of $50,274 (including transaction costs of $368). The purchase price (excluding transaction costs) was paid in a combination of cash totaling $44,734 and 177,132 shares of Mercury common stock. The 177,132 shares of common stock were valued at $5,172 based on the average closing price of the Company’s common stock for the five-day period including two days before and after July 12, 2005, the date the Company executed the related merger agreement and announced the transaction. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations have been included in the Company’s consolidated financial statements since September 1, 2005.

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

The following table presents the Company’s unaudited pro forma results of operations for the nine months ended March 31, 2006 and 2005, as if the Echotek acquisition had occurred on July 1, 2004. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $78 and $4,324 during the nine months ended March 31, 2006 and 2005, respectively), adjustments to eliminate inter-company transactions (totaling $213 during the nine months ended March 31, 2005), adjustments to capitalize labor and overhead costs (totaling $150 during the nine months ended December 31, 2005), adjustments for non-recurring items (totaling $741 of bonuses directly related to the acquisition during the nine months ended March 31, 2006) and adjustments for income tax effects (totaling $1,360 during the nine months ended March 31, 2006). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

For the nine months ended March 31,	2006	2005
Net revenues	$177,423	$192,301
Net (loss) income	(4,020)	26,778
Net (loss) income per share—basic	(0.19)	1.26
Net (loss) income per share—diluted	(0.19)	1.09

N. Mortgage Notes

In November 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes are collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes contained certain covenants, which, among other provisions, require the Company to maintain a specified minimum tangible net worth on November 2nd of each year. The Mortgage Notes also include significant prepayment penalties. The outstanding principal amount on the Mortgage Notes was $10,210 at March 31, 2006 and $10,828 at June 30, 2005.

On October 19, 2005, the Company obtained a temporary waiver from the holders of the Mortgage Notes, effective through December 31, 2005, for the Company’s non-compliance with the minimum tangible net worth ratio covenant as of November 2, 2005. This non-compliance was largely the result of the intangible assets capitalized as a result of two businesses acquired by the Company during the nine months ended March 31, 2006.

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

The Company was not in compliance with the consolidated interest expense to EBIT and consolidated indebtedness to EBITDA covenants as of March 31, 2006. This non-compliance was largely due to the impact of the third quarter 2006 losses on the covenants ratios. On April 21, 2006, the Company obtained a temporary waiver from the holders of the Mortgage Notes, effective through July 15, 2006, for the Company’s non-compliance with these covenants, after which time the Company would be required to meet these covenants. Management expects, however, that the Company will not be in compliance with the covenant as currently structured after March 31, 2006. Accordingly, the Company has reclassified its Mortgage Notes from long-term to current as of March 31, 2006.

The holders of the Mortgage Notes and the Company have agreed to negotiate a mutually agreeable amendment to the covenants in the near future. Management believes that by June 30, 2006, it will be successful in its negotiations with the Mortgage Note holders to revise the financial covenants to levels that are attainable by the Company. However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the Mortgage Note holders were to exercise their rights, the Company would be required to repay the outstanding principal, accrued interest plus the prepayment penalty (which as of March 31, 2006 would be approximately $767).

The Company was in compliance with all covenants of the Mortgage Notes as of June 30, 2005.

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

At March 31, 2006 and June 30, 2005, the Company had $159 thousand and $0, respectively, in construction in process (CIP) related to the Company’s implementation of Oracle’s enterprise risk system. The Company placed $883 thousand in CIP related to Oracle’s enterprise risk system into service during both the three and nine months ended March 31, 2006. The Company does not depreciate CIP until it is placed into service.

P. Income Tax (Benefit) Provision

The Company recorded a tax benefit during the nine months ended March 31, 2006 reflecting a 45% effective tax benefit rate, as compared to a 30% effective tax rate for the same period in fiscal 2005. The effective tax rate for the nine months ended March 31, 2006 was higher than the U.S. statutory tax rate of 35% primarily due to an additional benefit attributable to research and development tax credits, the extraterritorial income (ETI) benefit and other state tax benefits.

The Company recorded a tax benefit of $9,247 in the three months ended March 31, 2006 in order to adjust the 21% effective tax benefit rate used in the three months ended December 31, 2005 to the 45% effective tax benefit rate currently expected for the full fiscal year. The forecasted full-year effective tax benefit rate was increased in the quarter as a result of lowering forecasted profitability without materially reducing the expected dollar amounts of tax benefits from research and development credits and other items.

Q. Restructuring Provision

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company recorded a restructuring charge of $1,873 related to the Company’s 2006 restructuring plan (the 2006 Plan). The 2006 Plan included $1,811 related to involuntary separation costs for 55 employees, $25 for a facility closure and $37 for other costs (primarily legal costs). The restructuring charges associated with the involuntary separation and facility closures are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next 12-months.

During the third quarter of fiscal 2006, the Company completed an analysis related to the defense markets and its previous acquisitions. To consolidate closely related facilities, one facility operating lease was terminated which resulted in a restructuring charge of $25. A decision was also made to eliminate 55 positions in the areas of manufacturing, engineering and sales and overheads. All of these expenses were principally in the Defense Business Unit with a modest amount in the Commercial Imaging and Visualizations and Modular Products Solutions business units

The following table presents the detail of expenses by operating segment for the 2006 Plan:

	Severance	Facilities	Other	Total
Restructuring Liability at June 30, 2005	$—	$—	$—	$—

Defense Business Unit	$1,212	—	$10	$1,222
CIV Business Unit	397	25	26	448
Advanced Solutions Business Unit	190	—	1	191
MPS Business Unit	12	—	—	12

Provision for 2006 Plan	$1,811	$25	$37	$1,873
Cash paid	66	25	3	94
Reversals	—	—	—	—

Restructuring Liability at March 31, 2006	$1,745	$—	$34	$1,779

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

During the first nine months of fiscal year 2006, revenues decreased by $4.8 million compared to the same period in fiscal 2005, primarily as a result of a $7.4 million decrease in revenues of our Defense Business Unit (Defense) and $6.5 million decrease in revenues of our Advanced Solutions Business Unit (Advanced Solutions) offset by a $3.1 million increase of our Commercial Imaging and Visualization Business Unit (CIV) and a $6.0 million increase of our Modular Product Solutions Business Unit (MPS). Gross margins as a percentage of revenues decreased from 66% during the nine months ended March 31, 2005 to 57% during the nine months ended March 31, 2006 primarily due to a shift within our Defense business to lower margin business, increased competition of “good enough” products that resulted in lower prices, a significant third quarter 2006 inventory write-off and increased warranty provisions. Operating expenses increased by $30 million during the nine months ended March 31, 2006 as compared to the same period in 2005 primarily due to several factors. First, we incurred $11.2 million of incremental operating expenses associated with our acquisitions of Echotek Corporation and SoHard AG, which were completed in the first quarter of fiscal year 2006, and $1.8 million of incremental operating expenses associated with the acquisition of Momentum Computer, Inc., which was completed in the second quarter of fiscal year 2005. Second, research and development expenses unrelated to these acquisitions increased by $7.7 million during the nine months ended March 31, 2006 compared to the same period in 2005. Third, we incurred $6.8 million of compensation costs classified as operating expenses associated with the stock-based awards provided to our employees. In prior periods, this compensation expense was reported on a pro forma basis in the financial statement footnotes; however, upon our adoption of SFAS 123R on July 1, 2005, these costs are now expensed in the consolidated statements of operations.

In response to lower than expected demand in certain sectors of our business, as well as the need to maintain a competitive cost structure and integrate our previous acquisitions, we incurred $1.9 million related to the Company’s 2006 restructuring plan in order to save approximately $6.1 million annually based on the reduction in workforce. The decision was difficult for us, however, we believe the restructuring was necessary given the state of our markets. Funding for several Defense programs have been delayed and our transition to computing for 3D imaging in the life sciences segment has delayed some revenue. We believe that this workforce reduction will enable us to remain competitive in the market and improve our long-term results.

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of revenues	59.8	33.9	43.0	34.4

Gross profit	40.2	66.1	57.0	65.6
Operating expenses:
Selling, general and administrative	50.1	27.0	36.6	28.4
Research and development	35.1	20.2	26.6	20.1
Amortization of acquired intangible assets	4.9	1.2	3.6	1.0
In-process research and development	—	—	0.3	—
Restructuring	4.2	—	1.1	—

Total operating expenses	94.3	48.4	68.2	49.5
Income from operations	(54.1)	17.7	(11.2)	16.1
Other income (expense), net	1.5	0.4	0.9	—

Income (Loss) before income taxes	(52.6)	18.1	(10.3)	16.1
(Benefit) provision for income taxes	(20.8)	5.4	(4.6)	4.8

Net income (loss)	(31.8)%	12.7%	(5.7)%	11.3%

REVENUES

Total revenues decreased by $19.8 million or 31% to $44.5 million for the three months ended March 31, 2006 compared to $64.3 million during the same period in fiscal 2005. Total revenues decreased by $4.8 million or 3% to $173.9 million for the nine months ended March 31, 2006 compared to $178.7 million during the same period in fiscal 2005. Revenues by segment as a percentage of total revenues were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Defense Business Unit (Defense)	42%	57%	54%	56%
Commercial Imaging and Visualization Business Unit (CIV)	25	18	23	21
Advanced Solutions Business Unit (Advanced Solutions)	26	22	18	21
Modular Products and Services Business Unit (MPS)	7	3	5	2

Total revenues	100%	100%	100%	100%

Defense revenues decreased by $18.1 million or 50% to $18.4 million for the three months ended March 31, 2006 compared to $36.5 million during the same period in fiscal 2005. The decrease for the three months ended March 31, 2006 was primarily related to a $12.3 million decrease in shipments serving signal intelligence applications and a $3.8 million decrease in shipments serving radar applications. This decrease was partially offset by a $1.9 million increase resulting from the acquisition of Echotek Corporation. The decline in Defense revenues was primarily the result of several large defense programs experiencing timing delays and the acceptance test failure of a multi-million dollar system. We anticipate all of the technical issues to be resolved and that the revenue will be recorded in the fourth quarter of fiscal year 2006 related to this system.

Defense revenues decreased by $7.4 million or 7.3% to $93.3 million for the nine months ended March 31, 2006 compared to $100.7 million during the same period in fiscal 2005. The decrease for the nine months ended March 31, 2006 was primarily related to a $9.8 million decrease in shipments serving signal intelligence applications, a $4.9 million decrease in radar applications, and a $2.4 million decrease in defense technology and applications; partially offset by a $3.7 million increase in sales of radio frequency products and a $5.7 million increase resulting from the acquisition of Echotek Corporation. The overall decrease in Defense revenues was primarily the result of timing delays and acceptance test failure as described above.

CIV revenues decreased $0.2 million or 1.8% to $11.2 million for the three months ended March 31, 2006 compared to $11.4 million during the same period in fiscal 2005. The decrease for the three months ended March 31, 2006 compared to the same period in fiscal 2005 was primarily the result of an expected decline in most of our legacy business lines including MRI, digital X-ray and PET, offset by a $2.1 million increase from the acquisition of SoHard. We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will continue to decrease significantly over the next 12 months as these customers transition to new platforms and new component manufacturers. We are starting to build a portfolio of new 3D image processing and visualization software applications for which we perceive significant customer interest in the medical and oil and gas discovery industries; however, these are not ramping up quickly enough to offset the decline in our existing programs. Despite this fact, the revenues associated with our 3D image processing and visualization software increased $0.2 million comparatively over the prior fiscal year three-month period.

CIV revenues increased $3.1 million or 8.4% to $40.1 million for the nine months ended March 31, 2006 compared to $37.0 million during the same period in fiscal 2005. The increase for the nine months ended March 31, 2006 compared to the same period in fiscal 2005 was primarily the result of revenues of $6.2 million associated with the acquisition of SoHard, which was completed in the first quarter of 2006, and a $1.1 million increase in revenues related to our 30 image processing and visualization software applications offset by an expected decline in most of our legacy business lines including MRI, digital X-ray, computed tomography (CT) and PET.

Advanced Solutions revenues decreased $2.6 million or 18.3% to $11.6 million for the three months ended March 31, 2006 compared to $14.2 million during the same period in fiscal 2005. The decrease in revenues for the three months ended March 31, 2006 was primarily related to a $4.3 million decrease in shipments of semiconductor imaging boards for developing and testing new semiconductors. These decreases in shipments were primarily attributable to overall softness in the semiconductor market. Shipments of semiconductor imaging boards represented 74.9% and 91.6% of Advanced Solutions revenues for the three months ended March 31, 2006 and 2005, respectively. The decrease in semiconductor sales was partially offset by an approximately $1.6 million increase in sales of our Ensemble2 Application Platform system to several large telecommunication customers.

Advanced Solutions revenues decreased $6.5 million or 17.1% to $31.6 million for the nine months ended March 31, 2006 compared to $38.1 million during the same period in fiscal 2005. The decrease in revenues for the nine months ended December 31, 2005 was primarily related to a $7.2 million decrease in shipments of semiconductor imaging boards for developing and testing new semiconductors. These decreases in shipments were primarily attributable to overall softness in the semiconductor market. Shipments of semiconductor imaging boards represented 79.6% and 86.8% of Advanced Solutions revenues for the nine months ended March 31, 2006 and 2005, respectively. The decrease in semiconductor sales was partially offset by an approximately $1.6 million increase in sales of our Ensemble2 Application Platform system to several large telecommunication customers.

MPS revenues increased $1.0 million or 43% to $3.3 million for the three months ended March 31, 2006 compared to $2.3 million during the same period in fiscal 2005. The increase in revenues for the three months ended March 31, 2006 was primarily related to heightened demand for new product introductions including a custom design board for a large telecommunications customer.

MPS revenues were $8.8 million for the nine months ended March 31, 2006. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus there were only 4 months of revenues included in our consolidated financial statements during the comparable periods in fiscal year 2005. Overall, MPS has seen an increase in revenue due to growing demand for its new high performance custom and off-the-shelf products.

GROSS PROFIT

Gross profit was 40.2% for the three months ended March 31, 2006, a decrease of 2,590 basis points from the 66.1% gross profit achieved in the same period of fiscal 2005. The decrease in the gross margin as a percentage of revenue for the three months ended March 31, 2006 compared to the same periods of fiscal 2005 is primarily due to a) a significant decline in the Defense business unit revenues which contains the products with the highest gross margin, b) increased competition of “good enough” products that resulted in lower prices c) our acquisition of SoHard in the first quarter of 2006, which carries a lower margin than other businesses and d) a significant third quarter 2006 inventory write-off of $5.4 million. This inventory write-off was the result of several factors including a decline in revenue of the Defense business and shifts in technology that resulted in inventory becoming obsolete.

Gross profit was 57.0% for nine months ended March 31, 2006, a decrease of 860 basis points from the 65.6% gross profit achieved in the same period of fiscal 2005. The decrease in the gross margin as a percentage of revenue for the nine months ended March 31, 2006 compared to the same periods of fiscal 2005 is primarily due to a) a significant decline in the Defense business unit revenues which contains the products with the highest gross margin, b) increased competition of “good enough” products, c) our acquisition of SoHard in the first quarter of 2006, which carries a lower margin than other businesses, and d) a significant inventory write-off and increased warranty provisions. The inventory write-off was the result of several factors including a decline in revenues of the Defense business and shifts in technology that resulted in inventory becoming obsolete. The warranty provision increased significantly during the nine months ended March 31, 2006 primarily due to two commitments made with customers to perform on-site warranty work related to boards purchased from our contract manufacturers and other third party suppliers. These agreements resulted in an incremental warranty provision of approximately $1.0 million during the nine months ended March 31, 2006.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 30% or $5.1 million to $22.3 million for the three months ended March 31, 2006 compared to $17.2 million during the same period in fiscal 2005. The increase in selling, general and administrative expenses for the three months ended March 31, 2006 was primarily the result of $2.3 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R and $1.5 million of incremental expenses relating to the operations of the SoHard and Echotek acquisitions, offset by a decrease in compensation expense due to a decrease in headcount of 14 employees unrelated to our recent acquisitions. Also impacting the increase was $0.4 million of expenses related to our on-going enterprise resource procurement (ERP) system project. In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. During the three months ended March 31, 2006 $0.6 million was spent on the ERP system upgrade, of which, $0.2 million was capitalized during the same period.

Selling, general and administrative expenses increased 26% or $13.0 million to $63.7 million for the nine months ended March 31, 2006 compared to $50.7 million during the same period in fiscal 2005. The increase in selling, general and administrative expenses for the nine months ended March 31, 2006 was primarily the result of $5.2 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R and a $4.6 million of incremental expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, offset by a decrease in compensation expense due to a decrease in headcount of 14 employees unrelated to our recent acquisitions. Also impacting the increase was $1.2 million of expenses related to our on-going enterprise resource procurement (ERP) system project. In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. During the nine months ended March 31, 2006 $2.2 million was spent on the ERP system upgrade, of which $1.0 million of ERP costs were capitalized during the same period.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 20% or $2.6 million to $15.6 million for the three months ended March 31, 2006 compared to $13.0 million during the same period in fiscal 2005. The increase in research and development expenses for the three months ended March 31, 2006 was primarily the result of $0.6 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R, $0.6 million of expenses relating to the operations of the SoHard and Echotek acquisitions and $1.4 million of expenses associated with a shift in contract mix and personnel allocation which resulted in fewer research and development employees working on customer contracts and spending more time on research and development initiatives.

Research and development expenses increased 29% or $10.5 million to $46.3 million for the nine months ended March 31, 2006 compared to $35.8 million during the same period in fiscal 2005. The increase in research and development expenses for the nine months ended March 31, 2006 was primarily the result of a) $1.5 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R, b) $3.6 million of expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, c) $1.2 million increase in prototype development expenses and d) $3.3 million of expenses associated with a shift in contract mix and personnel allocation which resulted in fewer research and development employees working on customer contracts and spending more time on research and development initiatives.

AMORTATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased 175% or $1.4 million to $2.2 million for the three months ended March 31, 2006 compared to $0.8 million during the same period in fiscal 2005. The increase in amortization expenses for the three months ended March 31, 2006 was primarily the result of the SoHard and Echotek acquisitions, completed in the first quarter of fiscal 2006.

Amortization of acquired intangible assets increased 226% or $4.3 million to $6.2 million for the nine months ended March 31, 2006 compared to $1.9 million during the same period in fiscal 2005. The increase in amortization expenses for the nine months ended March 31, 2006 was primarily the result of the SoHard and Echotek acquisitions which were completed in the first quarter of fiscal 2006 and the MCI acquisition which was completed in the second quarter of fiscal 2005.

RESTRUCTURING EXPENSE

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred $1.9 million related to the Company’s 2006 restructuring plan (the 2006 Plan) during the three and nine months ended March 31, 2006. The 2006 Plan included $1.8 million related to involuntary separation costs for 55 employees and $0.1 for other costs. The restructuring charges are classified as operating expenses in the consolidated statements of operations.

INTEREST INCOME

Interest income for the three months ended March 31, 2006 increased by $0.3 million to $1.7 million compared to the same period of fiscal 2005. Interest income for the nine months ended March 31, 2006 increased by $1.3 million to $4.7 million compared to the same period of fiscal 2005. The increases for both the three and nine months ended March 31, 2006 were primarily related to increased rates of return on our investments, partially offset by lower levels of cash and cash equivalents.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2006 decreased minimally to $1.0 million compared to the same period of fiscal 2005. Interest expense for the nine months ended March 31, 2006 also decreased minimally to $3.1 million compared to the same period of fiscal 2005. The interest rates on our outstanding notes payable are fixed in nature; thus, the fluctuations in interest expense are primarily related to lower principal balances on the debt and the impact of non-cash interest expense which relates to the amortization of our deferred financing costs.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended March 31, 2006 increased by $0.1 million compared to the same period of fiscal 2005. Other income (expense) for the nine months ended March 31, 2006 increased by $0.3 million compared to the same period of fiscal 2005. The changes in other income (expense) for both the three and nine month periods were primarily due to gains and losses related to foreign currency transactions and the impact of our deferred compensation plan.

INCOME TAX (BENEFIT) PROVISION

We recorded a tax benefit during the three months ended March 31, 2006 reflecting a 40% benefit on income before taxes of $23.4 million, as compared to tax provision of 30% for the same period in fiscal 2005. Our effective tax rate for the three months ended March 31, 2006 reflects a benefit due to a change in the full fiscal year 2006 effective rate from 21% to a tax benefit rate of 45% resulting from a decrease in estimated profits before tax for the fiscal year.

We recorded a tax benefit during the nine months ended March 31, 2006 reflecting a 45% effective tax rate, as compared to 30% for the same period in fiscal 2005. Our effective tax rate for the nine months ended March 31, 2006 was higher than the U.S. statutory tax rate of 35% primarily due to an additional benefit attributable to research and development tax credits, the extraterritorial income (ETI) benefit and other state tax benefits.

We expect our fiscal year 2006 effective tax rate to be approximately 45%.

SEGMENT OPERATING RESULTS

Losses from operations of the Defense segment increased $27.3 million to $17.6 million for the three months ended March 31, 2006 from income from operations of $9.7 million for the same period of fiscal 2005. For the nine months ended March 31, 2006 results from operations decreased $32.1 million to a loss of $10.0 million as compared to income from operations of $22.1 million for the same period of fiscal 2005. The decrease in income from operations of the Defense segment for the three and nine months ended March 31, 2006 was primarily related to a) a shift in product mix to lower-margin products, b) increased incremental operating expenses associated with the acquisition of Echotek, c) a significant third quarter 2006 inventory write-off and d) increased organic operating expenses, primarily associated with additional research and development. These increased operating expenses for the three and nine months ended March 31, 2006 primarily consisted of $1.4 million and $3.5 million, respectively, of additional amortization associated with the intangibles capitalized as a result of the Echotek acquisition and a charge of $0.0 million and $0.1 million, respectively, related to in-process research and development.

Losses from operations of the CIV segment increased $3.6 million to $3.1 million for the three months ended March 31, 2006 from income from operations of $0.5 million for the same period of fiscal 2005. For the nine months ended March 31, 2006 losses from operations decreased $6.2 million to $2.4 million as compared to income from operations of $3.8 million for the same period of fiscal 2005. The decrease in income from operations of the CIV segment for the three and nine months ended March 31, 2006 was primarily related to operating losses incurred by our SoHard subsidiary. These increased operating expenses for the three and nine months ended March 31, 2006 primarily consisted of $0.3 million and $1.3 million, respectively, of additional amortization associated with the intangibles capitalized as a result of the SoHard acquisition and a non-recurring charge of $0.0 million and $0.5 million, respectively, related to in-process research and development.

Income from operations of the Advanced Solutions segment decreased $1.9 million to $0.3 million for the three months ended March 31, 2006 from $2.2 million for the same period of fiscal 2005, and decreased $3.3 million to $0.9 million for the nine months ended March 31, 2006 from $4.2 million for the same period of fiscal 2005. The decrease in income from operations of the Advanced Solutions segment for the three months ended March 31, 2006 was primarily a result of the decrease in revenues of $2.6 million primarily related to semiconductor market applications. This decrease was partially offset by the lower research and development spending. The decrease in income from operations of the Advanced Solutions segment for the nine months ended March 31, 2006 was primarily a result of the decrease in revenues of $6.5 million primarily related to semiconductor market applications and the impact of a significant discrete warranty obligation. This decrease was partially offset by lower research and development spending, plus the impact of one high-margin contract relating to the sale of intellectual property licenses.

Losses from operations of the MPS segment decreased $0.4 million to $0.5 million for the three months ended March 31, 2006 from $0.9 million for the same period of fiscal 2005. Losses from operations were $0.8 million for the nine months ended March 31, 2006. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus, there were no MPS operations included in our consolidated operations during the first quarter of fiscal 2005 and minimal operations included in our second quarter of fiscal 2005. The decrease in losses from operations for the three and nine months ended March 31, 2006 was primarily due to growing demand for MPS’s new high performance custom and off-the-shelf products.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $12.6 million to $30.5 million as of March 31, 2006 as compared to $43.1 million as of June 30, 2005 primarily as a result of cash outlays for acquisitions. During the nine months ended March 31, 2006, we generated $25.7 million in cash from operations compared to $33.1 million generated during the nine months ended March 31, 2005. The $7.4 million decrease in the amount of cash generated from operations during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 was largely driven by lower comparative net income and a $6.6 million decrease in the deferred income taxes. The net loss was offset by several factors, including a $7.3 million increase in stock compensation expense due to the adoption of SFAS 123R, a $5.6 million increase in depreciation and amortization expense due largely to the amortization of intangible assets acquired in the SoHard and Echotek acquisitions, and a $7.3 million decrease in accounts receivable due largely to the downturn in revenue.

We used $30.8 million and $0.9 million, respectively, of cash for investing activities during the nine months ended March 31, 2006 and March 31, 2005. During the nine months ended March 31, 2006, our net sales of marketable securities were $47.1 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $67.5 million and $8.4 million, respectively. Also impacting the nine month March 31, 2006 investing cash flows was the purchase of certain licensed technologies for $2.0 million. During the nine months ended March 31, 2005, our net sales of marketable securities were $22.7 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $16.2 million and $7.4 million, respectively.

During the nine months ended March 31, 2006, our financing activities used cash of $7.5 million, which primarily consisted of $12.3 million used for purchases of our common stock. During the same period in 2005, financing activities used cash of $21.4 million, which primarily consisted of $25.0 million used for purchases of our common stock.

In July 2004, our Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25.0 million. During fiscal year 2005, we repurchased 873,459 shares of our common stock, which completed the authorized purchase under this stock repurchase program. During the nine months ended March 31, 2005, we repurchased 873,459 shares of common stock for a total cost of $25.0 million.

In July 2005, our Board of Directors authorized a second share repurchase program for up to $20.0 million of our currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with our employee stock option and purchase plans. Repurchases of our stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended March 31, 2006, we repurchased 531,824 shares of common stock under this program for a total cost of $12.3 million. As of March 31, 2006, there was $7.7 million available under this program to repurchase outstanding common stock.

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum tangible net worth. The mortgage note agreements also include significant prepayment penalties. We were not in compliance with the consolidated interest expense to EBIT and consolidated indebtedness to EBITDA covenants as of March 31, 2006. This non-compliance was largely due to the impact of the third quarter 2006 losses on the covenants ratios. On April 21, 2006, the Company obtained a temporary waiver from the holders of the mortgage notes, effective through July 15, 2006, for the Company’s non-compliance with these covenants, after which time the Company would be required to meet these covenants. We expect, however, that we will not be in compliance with the covenant as currently structured after March 31, 2006. Accordingly, we have reclassified the mortgage notes from long-term to current as of March 31, 2006.

The holders of the mortgage notes and we have agreed to negotiate a mutually agreeable amendment to the covenants in the near future. We believe that by June 30, 2006, we will be successful in its negotiations with the mortgage note holders to revise the financial covenants to levels that are attainable by us. However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the mortgage note holders were to exercise their rights, we would be required to repay the outstanding principal, accrued interest plus the prepayment penalty (which as of March 31, 2006 would be approximately $767).

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

In June 2005, we entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement, as subsequently amended, is in effect until December 2011 and contains penalties for volume commitments and a variable early termination penalty that generally increases over time. Aggregate minimum purchase commitments over the six-year term of the agreement total approximately $91.2 million. As of March 31, 2006, the total early termination fee was $8.8 million. Further, this agreement requires payments of $2.0 million related to the licensing of certain technology, $3.8 million related to the development of certain technologies and royalty payments based on future purchases capped at a maximum of $1.0 million (with a minimum of $0.2 million). Payments of $0 million and $2.6 million, respectively, were made during the three and nine months ended March 31, 2006 in relation to this alliance agreement.

In September 2005, the Company entered into a software license agreement with a third party. This agreement provides the Company with a perpetual license to utilize and resell the software license subject to certain restrictions. The agreement requires $0.4 million in cash payments plus a variable royalty fee related to any sublicenses sales. Payments of $0.1 and $0.2 million, respectively, were made during the three and nine months ended March 31, 2006 in relation to this agreement.

In July 2005, the Company began its ERP system upgrade to improve our ERP system capabilities and processes. In connection with the implementation of the ERP system upgrade, we entered into several agreements with a third-party relating to the initial phases of the implementation. As of March 31, 2006, there was $2.2 million of funds authorized that have not been expended related to the ERP effort.

The Company from time to time enters into non-cancelable purchase commitments for certain inventory components used in its normal supply-chain operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $15.4 million at March 31, 2006.

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2006:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$135,889	$10,287	$95	$125,075	$432
Interest due on notes payable	8,802	3,589	5,000	213	—
Alliance agreement	95,275	2,650	20,660	56,340	15,625
Inventory purchase obligations	15,411	15,411	—	—	—
License agreement	200	200	—	—	—
ERP agreements	2,232	2,232	—	—	—
Operating leases	5,570	1,747	2,189	1,197	437
Other long-term liabilities	135	—	135	—	—
Deferred compensation	1,581	—	1,581	—	—

	$265,095	$36,116	$29,660	$182,825	$16,494

Currently, our prime source of liquidity comes from cash, marketable securities and cash generated from operations. We generated $25.7 million and $33.1 million from operating activities during the nine months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had $135.9 million of outstanding debt. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, an alliance purchase agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures.

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

Additional Information on Stock Option Plans and Grants

Stock Option Program Description

We currently have one active stock option plan under which we grant options: the 2005 Stock Incentive Plan (the 2005 Plan). We have 4,530,138 options outstanding as of March 31, 2006 that were issued under previously utilized plans.

Our stock option grants are designed to reward employees for their long-term contributions to our company and provide incentives for them to remain with our company. We consider our equity compensation program critical to our operation and productivity. Approximately 68% of our employees participate in our equity compensation program.

Stock Option Accounting

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results were not restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $3.2 million and $7.3 million before tax for the three and nine months ended March 31, 2006, respectively, and the remaining unamortized compensation was $20.5 million as of March 31, 2006.

Previously, we had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at the intrinsic value.

Employee and Executive Option and Restricted Stock Grants

Option and restricted stock grants for the period:

	Nine Months Ended March 31, 2006	Year Ended June 30,
		2005	2004
Grants during the period as a percentage of outstanding shares at the end of such period	3.0%	5.2%	4.7%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	16.7%	12.5%	13.8%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.5%	0.6%	0.6%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	22.8%	20.9%	21.7%

*	The term “Named Executive Officers” as used in these notes includes the Chief Executive Officer and the four other most highly compensated executive officers as of June 30, 2005. Due to the departure of Robert D. Becker on August 5, 2005, the next most highly compensated executive officer as of June 30, 2005 was used to replace Mr. Becker in the December 31, 2005 results.

Summary of Stock Option and Restricted Stock Activity

	Options Outstanding		Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2004	4,533,495	$24.18	—	$—
Grants	1,083,150	26.64	—	—
Exercises	(320,349)	14.80	—	—
Cancellations	(211,768)	27.45	—	—

Outstanding at June 30, 2005	5,084,528	$25.16	—	$—
Grants	269,300	23.55	366,156	18.66
Exercises	(288,486)	15.42	—	—
Cancellations	(429,604)	28.78	(2,460)	17.25

Outstanding at March 31, 2006	4,635,738	$25.33	363,696	$18.67

Summary of In-the-Money and Out-of-the-Money Option Information

	As of March 31, 2006
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	460,669	$8.26	—	$—	460,669	$8.26
Out-of-the-money (1)	2,967,544	$28.85	1,207,525	$23.22	4,175,069	$27.22

Total options outstanding	3,428,213	$26.08	1,207,525	$23.22	4,635,738	$25.33

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of our common stock of $16.20 as of March 31, 2006.

Options Granted to Named Executive Officers during the Three Months ended March 31, 2006

No options were granted to any of the Named Executive Officers during the nine months ended March 31, 2006.

Option Exercises and Remaining Holdings of Named Executive Officers

	During the nine months ended March 31, 2006: Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of March 31, 2006:		Values of Unexercised In-the-Money Options as of March 31, 2006: (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Bertelli	101,957	$140,744	284,100	122,500	$1,173,822	$—
Robert E. Hult	—	—	50,000	50,000	—	—
Craig Lund	19,600	189,095	67,280	29,500	—	—
Mark F. Skalabrin	—	—	95,580	29,000	301,576	—
Didier M.C. Thibaud	—	—	86,940	40,000	—	—

(1)	Option values based on the closing price of our common stock of $16.20 on March 31, 2006.

Restricted Stock Holdings of Named Executive Officers

	Number of Restricted Shares Held	Value of Restricted Shares Held at March 31, 2006 (1)	Restricted Shares at March 31, 2006 Vesting in 4 years or less
			Number Awarded	Grant Date	Vesting Schedule
James R. Bertelli	6,526	$105,721	6,526	8/12/2005	25%/year
James R. Bertelli	30,000	486,000	30,000	2/22/2006	33%/year
Robert E. Hult	2,497	40,451	2,497	8/12/2005	25%/year
Robert E. Hult	7,500	121,500	7,500	8/12/2005	Cliff vest in 4 years
Robert E. Hult	12,000	194,400	12,000	2/20/2006	33%/year
Craig Lund	1,953	31,639	1,953	8/12/2005	25%/year
Craig Lund	8,000	129,600	8,000	2/20/2006	33%/year
Mark F. Skalabrin	2,098	33,988	2,098	8/12/2005	25%/year
Mark F. Skalabrin	4,500	72,900	4,500	8/12/2005	Cliff vest in 4 years
Mark F. Skalabrin	8,000	129,600	8,000	2/20/2006	33%/year
Didier M.C. Thibaud	2,098	33,988	2,098	8/12/2005	25%/year
Didier M.C. Thibaud	7,500	121,500	7,500	8/12/2005	Cliff vest in 4 years
Didier M.C. Thibaud	13,400	217,080	13,400	2/20/2006	33%/year

(1)	Share values based on the closing price of our common stock of $16.20 on March 31, 2006.

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

Equity Compensation Plans

The following table sets forth information as of March 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders (a)	4,635,738	(b)	$25.33	1,625,362	(c)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,635,738		$25.33	1,625,362

(a)	Consists of the 1991, 1997, 1998 and 2005 equity plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(b)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(c)	Includes 88,621 shares available for future issuance under the ESPP and 1,536,741 shares available for future issuance under the Company’s 2005 Plan. We are no longer permitted to grant options under our 1991, 1997 and 1998 plans.

Related party transactions

In July 2004, we entered into a consulting contract with David Bertelli, the brother of our Chief Executive Officer and former Senior Vice President of Organizational Development. We paid no monies to David Bertelli during the three and nine months ended March 31, 2006 and we owed no monies to him as of March 31, 2006. We paid David Bertelli $30,000 for consulting services during fiscal year 2005 and owed no amounts under this agreement as of June 30, 2005. In addition, we paid $2,000 and $25,000 of life insurance premiums for the benefit of David Bertelli during the nine months ended March 31, 2006 and fiscal year 2005, respectively.

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

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 59%, 68% and 69% of our total revenues in fiscal 2005, 2004 and 2003, respectively, and approximately 53.7% of our total revenues for the nine months ended March 31, 2006. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may implement our requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. In addition, delays in funding of a program, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. Government, a foreign government or one of its respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks, including:

•	Changes in government administration and national and international priorities, including developments in the geo-political environment such as the current “War on Terrorism,” “Operation Enduring Freedom,” “Operation Iraqi Freedom,” and the threat of nuclear proliferation in North Korea and Iran, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

•	Our contracts with the U.S. and foreign governments and their prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

•	Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process and, in the event we are awarded a contract, we are subject to protests by disappointed bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors.

•	Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. The increased bargaining power of these contractors may adversely affect our ability to compete for contracts and, as a result, may adversely affect our business or results of operations in the future.

•	Our customers include U.S. Government contractors who must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. A violation of these laws and regulations could result in the imposition of fines and penalties to our customer or the termination of its contract with the U.S. Government. As a result, there could be a delay in our receipt of orders from our customer or a termination of such orders.

•	We sell products to U.S. and international defense contractors and also directly to the U.S. Government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (FARs) regarding the qualifications necessary to be a commercial supplier, there could be a material adverse effect on our business and operating results.

•	Defense Federal Acquisition Regulations require that certain “specialty metals” (as defined in the regulations) incorporated in articles delivered under Department of Defense contracts must be melted in the United States or a “qualifying country,” subject to certain exceptions. While these regulations generally do not apply to subcontractors such as the Company, they do apply to subcontractors in connection with certain types of military programs. Certain of the products we have historically sold to U.S. Government defense contractors may contain third-party components which incorporate specialty metals that are non-compliant with these regulations. Our customers may not accept certain of our products for the affected programs, which could have a material adverse effect on our business and operating results, if (a) our third-party vendors are not able to supply us with components that comply with these requirements, or (b) we are not able to procure compliant substitutes for these components, or (c) our products do not otherwise qualify for an exception to, or fall outside the scope of, these requirements.

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. For the nine months ended March 31, 2006, four customers, KLA-Tencor Corporation, GE Healthcare, Argon Engineering Associates and Northrop Grumman accounted for 11%, 10%, 14% and 13%, respectively, of our total revenues. In fiscal 2005, KLA-Tencor Corporation, Argon Engineering Associates, GE Medical Systems and Lockheed Martin accounted for 14%, 14%, 11% and 11% of our total revenues, respectively. Customers in the Defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our CIV, Advanced Solutions and MPS revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major CIV, Advanced Solutions or MPS customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Medical Systems, Philips Medical Systems and Force Computers GmbH accounted for substantially all of our CIV revenues for the fiscal years ended June 30, 2005, 2004 and 2003. In particular, GE Medical accounted for 56% of our aggregate CIV sales in fiscal 2005, 60% in fiscal 2004 and 59% in fiscal 2003. For the nine months ended March 31, 2006, GE Healthcare, Philips Medical Systems and Motorola GmbH accounted for 44%, 10% and 10%, respectively, of our aggregate CIV sales. Further, we are currently expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will significantly decrease over the next 12-months as these customers transition to new platforms and new component manufactures. We expect that this forecasted decline in our 2D business will be offset, either partially or fully, by an increase in our 3D business. KLA-Tencor accounted for 72% of our total sales in the Advanced Solutions market in fiscal 2005, 66% in fiscal 2004 and 44% in fiscal 2003. For the nine months ended March 31, 2006, KLA-Tencor and Micronic accounted for 62% and 10%, respectively, of our aggregate Advanced Solutions sales. Additionally, for the MPS segment, which was consolidated into our company starting in the second quarter of 2005, Motorola Computer Group, Continuous Computing Corporation and SS8 Networks accounted for 28%, 22% and 11%, respectively, of the aggregate MPS sales for the nine months ended March 31, 2006. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the Advanced Solutions and MPS markets. Because it often takes significant time and added cost to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

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

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, the Netherlands, France, Germany and Italy. Revenues from international operations accounted for 9%, 9% and 7% of total revenues for fiscal years 2005, 2004 and 2003, respectively, and 14% for the nine months ended March 31, 2006. From our U.S. operations, we also ship directly to international customers, which shipments accounted for 13%, 10% and 12% of total revenues for fiscal years 2005, 2004 and 2003, respectively, and 5% for the nine months ended March 31, 2006. There are inherent risks in transacting business internationally, including:

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

Provisions in our organizational documents and Massachusetts law and other actions we have taken could make it more difficult for a third party to acquire us.

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

We have adopted a Shareholder Rights Plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of our common stock. A third party that acquires 15% or more of our common stock (an “acquiring person”) could suffer substantial dilution of its ownership interest under the terms of the Shareholder Rights Plan through the issuance of common stock or common stock equivalents to all shareholders other than the acquiring person.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2005 to March 31, 2006.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 31, 2006, we received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al., filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with us and certain of our subsidiaries. The complaint alleges infringement by SMT of U.S. patent number 6,765,570, and seeks injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006 we notified SMT that we would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including our right to control and direct the defense of the action on behalf of SMT. We believe there are meritorious defenses to the complaint and intend to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position, results of operations or cash flows in the period in which the litigation is resolved. No costs have been accrued for this loss contingency.

We are also subject to legal proceedings and claims that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We acquired no common stock shares as of and for the quarter ended March 31, 2006 with respect to our share repurchase program.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 9, 2006.

MERCURY COMPUTER SYSTEMS

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer