Form 10-K
period 2006-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2006-09-13
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

978-256-1300

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Common Stock, Par Value $.01 Per Share

Preferred Stock Purchase Rights

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE

SECURITIES EXCHANGE ACT OF 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $411,395,517 based upon the closing price of the Common Stock as reported on the Nasdaq National Market on December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of Common Stock outstanding as of August 31, 2006: 21,719,901 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Special Meeting in Lieu of the 2006 Annual Meeting of Shareholders to be held on November 13, 2006 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Exhibit Index on Page 95

MERCURY COMPUTER SYSTEMS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this annual report on Form 10-K, including in the section entitled “Risk Factors.”

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “our Company” refer to Mercury Computer Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

OVERVIEW

Mercury was incorporated in Massachusetts in 1981. We design, manufacture and market high-performance computer systems and software for embedded and other specialized computing markets. Our primary market segments are aerospace and defense—which includes systems for radar, signals intelligence, sonar, smart weapons, and imagery applications; life sciences—which includes systems for medical diagnostic imaging & visualization and picture archiving and communication systems (PACS); semiconductor—which includes systems for semiconductor wafer inspection, reticle inspection and mask writing; geosciences—which includes software for oil and gas exploration; and telecommunications applications.

A majority of our revenues have been generated from sales in our Defense business unit (Defense), Commercial Imaging and Visualization business unit (CIV) and Advanced Solutions business unit (Advanced Solutions), which comprise three of our operating segments. Our remaining revenues are derived from our Modular Products and Services business unit (MPS), which comprises our fourth business segment as a result of our fiscal year 2005 acquisition of Momentum Computer, Inc. (MCI), which primarily generates revenues from sales in the telecommunications market. For more information regarding these operating segments, see Note H to our consolidated financial statements included in this report.

Defense is a global supplier of high performance computing solutions comprised typically of commercial off-the-shelf (COTS) products that adhere to industry-standard technology and meet stringent packaging and cooling requirements of fielded systems primarily for use in signal processing applications. Our hardware, software, and professional services solutions are used in advanced military applications such as radar, sonar and signals intelligence.

CIV is a global supplier of high-performance computing, image processing, visualization and picture archival and communications systems (PACS) solutions. CIV solutions may include hardware, software, and/or professional services. These capabilities are primarily sold in life sciences, geosciences, and university markets. For example, our solutions are found in life sciences applications that include magnetic resonance imaging (MRI), positron emission tomography (PET), digital X-ray machines and PACS.

Advanced Solutions is a global supplier of high performance computing solutions, specialized software, professional services, and intellectual property. Our solutions are found in equipment for semiconductor wafer inspection, reticle inspection, mask writing, telecommunications, and other applications.

MPS is a global supplier of application-specific computing solutions sold predominantly in telecommunications, industrial, medical, and defense applications. These solutions may be found in control systems, mission computers, and elsewhere.

Defense Business Unit

In the fiscal years ended June 30, 2006, 2005 and 2004, Defense accounted for 55%, 59% and 68%, respectively, of our total revenues. The majority of Defense’s products are embedded in intelligence, surveillance and reconnaissance (ISR) gathering systems, including radar, signals intelligence (SIGINT), and applications such as smart weapons, data exploitation and sonar. Defense’s activities are primarily focused on selling our products and services through prime contractor customers into United States and international defense programs during the proof-of-concept, development and deployment phases of these advanced military applications. Our contracts with the U.S. and foreign governments and their prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination.

We provide high-performance, rugged, embedded computer systems as COTS products to the defense market. Additionally we work closely with defense contractors to complete a customized design that match customer or program specified requirements of a military application. Once selected for design into a government program, the design effort frequently precedes the first production orders by approximately nine to eighteen months. However, once selected, the production contracts typically continue for the life of the program that can last several years.

We engage in frequent, detailed communication with the system end users, military personnel, and program managers at government and defense contractors regarding the technical capabilities of our advanced computing solutions and the successful incorporation of them in numerous military programs. The Defense engineering team designs differentiated products by leveraging expertise in systems engineering, heterogeneous architectures, software tools & libraries, power subsystems, specialized packaging systems (e.g., custom chassis designs), cooling systems (e.g., conduction cooling), and complex configurations required by customers. Defense also differentiates itself as a supplier to prime contractors with an extensive list of professional services offerings including both consulting and long term post sales support.

Defense has business development specialists that monitor the defense segment programs in which they have interest in each major branch of the United States armed services, and in Europe and Japan, to keep abreast of developments in their respective markets. This approach provides relevant information to us regarding major military procurements worldwide, and serves to provide focused product requirements into our engineering teams.

The Defense sales and technical support personnel are distributed among regional offices in the United States and through our subsidiary offices. At our headquarters in Chelmsford, Massachusetts, a group of systems engineers specializing in radar, signal intelligence, sonar and surveillance applications provides support on an as-needed basis to the remote offices to assist in securing program wins in targeted military programs.

Our primary Defense customers include Argon ST, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company as well as other prime contractors. These above-named customers in aggregate accounted for approximately 65%, 61% and 57% of our Defense revenues for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. In addition, we sell our systems directly to leading organizations in the advanced defense technology research and development community.

In June 2004, we acquired Advanced Radio Corporation (ARC). ARC is a developer of radio frequency (RF) products that target SIGINT applications and commercial opportunities such as wireless infrastructure testing. This acquisition has enabled us to develop front-end RF products that complement our real-time processing strengths in the SIGINT market. The total purchase price of $6.8 million consisted of $6.6 million in cash plus $0.2 million of transaction costs directly related to the acquisition. The results of ARC’s operations have been included in our consolidated financial statements since June 1, 2004.

In August 2005, we acquired Echotek Corporation (Echotek). Echotek is a market leader in the development of data acquisition products. The total purchase price of $50.3 million consisted of $44.7 million of cash, 177,132 shares of common stock and $0.4 million of transaction costs directly related to the acquisition. The results of Echotek’s operations have been included in our consolidated financial statements since September 1, 2005.

Commercial Imaging and Visualization Business Unit

In the fiscal years ended June 30, 2006, 2005 and 2004, CIV accounted for 22%, 20% and 18%, respectively, of our total revenues. The CIV business is transitioning its focus to add increasing customer value closer to customer applications primarily in life sciences and geosciences markets. In addition to CIV’s traditional points of differentiation in computer systems, architectural design, systems engineering, and software libraries and tools which enable image processing applications, CIV is also developing and marketing visualization software. In life sciences and geosciences, visualization software applications can be considered adjacent to traditional CIV solutions focused only on the computation requirements of image-intensive applications. The principal modalities of medical imaging systems include MRI, digital X-ray, PET, computed tomography (CT) and ultrasound devices. Our computer systems are currently embedded in MRI, PET and digital X-ray machines.

Our primary CIV customers include GE Healthcare (formerly GE Medical Systems), Siemens AG, Philips Medical Systems and Motorola. These above-named customers in aggregate accounted for approximately 73%, 80%, and 93% of CIV revenues for fiscal years 2006, 2005 and 2004, respectively. In particular, GE Healthcare accounted for 44%, 56% and 60% of our CIV revenues during fiscal years 2006, 2005 and 2004, respectively.

We focus on establishing strong relationships with our customers, the equipment manufacturers and software providers. Our broad array of products, based on open hardware and software standards, provide our imaging and visualization customers with increased performance at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Our scalable system architecture allows equipment suppliers to design systems that can satisfy a broad range of price/performance requirements and meet the needs of global markets.

The CIV group is composed of an experienced team of sales specialists, as well as systems and applications engineers who work closely with customers to develop solutions with our research and development organization that meet their specific requirements. Once selected for design into a customer’s product line, this joint design effort frequently precedes the first production orders by approximately nine to eighteen months. However, once selected, the production contracts typically continue for the life of the medical imaging system that can last several years. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of our products. The CIV sales and technical support personnel are distributed among offices in the United States, and through our subsidiary offices in the United Kingdom, Germany and France. At our headquarters in Chelmsford, Massachusetts, systems engineers specializing in imaging and visualization applications provide support on an as-needed basis to the remote offices to assist in the pursuit of new customers.

In May 2004, we acquired the TGS Group (TGS Group). TGS Group is a leading supplier of three-dimensional (3D) image processing and visualization software to diverse end markets including life sciences (medical imaging and biotechnology), geoscience (earth sciences including oil and gas exploration), and simulation (commercial and defense). TGS Group is headquartered in Bordeaux, France and has operations in Berlin, Germany and Carlsbad, California and has sales offices in the United Kingdom. The total purchase price of $19.4 million for the acquisition of TGS Group consisted of cash payments of $12.9 million (of which $9.4 million was paid in fiscal 2004 and $2.8 million was paid in fiscal 2005); 206,554 shares of the Company’s common stock valued at $4.8 million and issued in fiscal 2005; and $1.7 million of transaction costs directly related to the acquisition. The results of TGS Group’s operations have been included in our consolidated financial statements since May 6, 2004.

In July 2005, we acquired SoHard AG (SoHard). SoHard is a global market leader in the development of advanced software solutions for medical imaging systems, PACS, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. The total purchase price of $23.3 million consisted of $22.3 million of cash and $1.0 million of transaction costs directly related to the acquisition. The results of SoHard’s operations have been included in our consolidated financial statements since July 1, 2005.

Advanced Solutions Business Unit

In the fiscal years ended June 30, 2006, 2005 and 2004, Advanced Solutions accounted for 18%, 19% and 14%, respectively, of our total revenues. KLA-Tencor Corporation accounted for 63%, 72% and 66% of Advanced Solutions aggregate sales in fiscal years 2006, 2005 and 2004, respectively. We have secured multiple design wins in each of the primary application areas of photomask generation, reticle inspection and wafer inspection. Our current customers range from relatively new start-up companies to top-tier OEMs.

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

Advanced Solutions is comprised of experienced teams of sales specialists, as well as systems and applications engineers who work closely with the OEM designers and with our product development engineers. The Advanced Solutions teams include departments focused on the communications computing market, the semiconductor computing market, development and marketing of software tools and libraries, and the development and marketing of silicon IP. Once selected for design into a customer’s product line, a joint design effort frequently precedes the first production orders by approximately one to three years. However, once selected, the production contracts typically continue for the life of the OEM’s system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of our products. The Advanced Solutions sales and technical support personnel are distributed among offices in the United States, Europe, and Japan. At our headquarters in Chelmsford, Massachusetts, systems engineers specializing in the OEM applications provide support on an as-needed basis to assist in the pursuit of new OEM design wins.

Modular Products and Services Business Unit

For fiscal year ended June 30, 2006 MPS revenues were $11.3 million, and comprised 5% of our total revenues. MPS consists of the operations of MCI. MPS is a supplier of quick turn-around design for application- specific processor and high-performance I/O boards for the telecommunications, military and aerospace markets. MPS is structured to work as an extension of its customers’ engineering teams, designing products to meet the specific architectural, environmental, performance and schedule requirements of each customer’s project.

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

The total purchase price for the acquisition of MCI was $13.8 million, consisting of cash payments of $13.6 million and transaction costs of $0.2 million directly related to the acquisition. The acquisition of MCI has expanded our product offerings primarily in defense and communications markets. The results of MCI’s operations have been included in our consolidated financial statements since December 7, 2004. From September 30, 2004 to December 7, 2004, we recorded our pro rata share of MCI’s net operating results under the equity method of accounting.

CUSTOMERS

In fiscal year 2006, Argon ST, Inc., Northrop Grumman Corporation, KLA Tencor Corporation and GE Healthcare, accounted for 15%, 12%, 11% and 10% of our total revenues, respectively. In fiscal year 2005, Argon ST, Inc., KLA-Tencor Corporation, Northrop Grumman Corporation and GE Medical Systems accounted for 14%, 14%, 11% and 11% of our total revenues, respectively. In fiscal year 2004, Argon Engineering Associates, Inc., Northrop Grumman Corporation and GE Medical Systems accounted for 12%, 11% and 11% of our total revenues, respectively.

International revenues represented approximately 7%, 9% and 9% of our total revenues during fiscal years 2006, 2005 and 2004, respectively. International revenue is designated based on the country in which our legal subsidiary is domiciled.

KEY TECHNOLOGY COMPETENCIES

Many of our customers share a common requirement: the need to process high-volume, real-time digital data streams. The computer must have the ability to process incoming data as quickly as it is received, whether from an antenna in a defense application or from a medical scanner. In addition, the user of the system must have the ability to quickly interpret the data from a radar system. Data rates can range from a few to several hundred megabytes per second (or several billion bits per second), and the total data to be interpreted might be captured on hundreds or thousands of 2D images. The ability to acquire, process, and visualize this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the integrated systems we offer.

Due to the nature of the applications in which many of our computer systems are embedded, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. We employ switched fabric interconnects, often developed by us, which allow for high interprocessor communication, data processing bandwidth and I/O capacity. We often use proprietary application-specific integrated circuits (ASICs) to integrate microprocessors, memory and related components into the interconnect fabrics to provide optimum system performance. We use multiple industry-standard processors, such as the Cell Broadband Engine™ (BE) processor, digital signal processing (DSP) chips, and field programmable gate arrays (FPGAs) in the same system. We believe that our approach of selecting the best assortment of processors, ASICs and switch fabrics and optimizing applications using our tools, middleware and optimized libraries working together with a group of mixed microprocessors in the same system, allow for the most efficient use of space and power with an optimal price/performance ratio.

Mercury must constantly evolve its technology portfolio to meet our customers’ demands. Generally, our significant revenue streams are based upon past design wins that include both hardware and system software. Currently we are focusing our technology investments more towards domain software and IP deployed within ASICs or FPGAs. Nevertheless, many key corporate strengths remain stable over time. We have developed a set of core technical strengths specifically targeted to, and defined by, the application areas of visual computing and signal processing. These technical strengths are pivotal to our success in our target markets. These technical strengths have resulted in the following developments and capabilities:

Heterogeneous Processor Integration. We have developed intellectual property, implemented in several ASICs, that integrates standard microprocessors, digital signal processors, graphics processing units, and FPGAs into a single heterogeneous environment. We develop systems consisting of different microprocessor types with a single-system software model. Our processor-independent software offers a consistent set of software development tools and runtime libraries that can drive a heterogeneous mix of microprocessor types.

3D Visualization. We have developed leading tools and domain area specific applications which enable the visualization of very large data sets. These software assets are built on industry standard platforms, yet are difficult to replicate due to the many years of R&D which have been invested as well as our large base of users which provides us with significant insight and advantages when we are prioritizing product enhancements.

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

Scalable Software. Our middleware has been designed to scale to hundreds of processors used in real-time environments while maintaining a high-bandwidth capability. Regardless of the number of processors, our software provides the same programming environment for a software developer working with our computer systems, allowing faster time to market and lower life-cycle maintenance costs for our customers.

Optimized Algorithm Development. We specialize in algorithm development for single- and multi-processor implementations. We believe that using the mathematical algorithms in our scientific algorithm library (SAL) and image processing library (PixL) significantly increases the performance of customers’ applications, reduces development time and minimizes life-cycle support costs. As we evolve to further embrace domain software, we are combining these algorithm implementation skills with our ever increasing understanding of the application domains in which we participate.

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

PowerStream® Product Line. PowerStream systems are designed to address the requirements of the most demanding defense electronics applications, which are typically compute-intensive and require very high interprocessor bandwidth and I/O capacity. These systems must also fit within the limited space available in aircraft, ships and trucks. The PowerStream family of products includes both RACE++ and RapidIO-based solutions. They are used in advanced radar applications such as space-time adaptive processing (STAP) radar, synthetic aperture radar (SAR), airborne early warning (AEW), and multifunctional naval applications incorporating surveillance, tracking, and weapons control. PowerStream systems transform the massive streams of digital data created in these applications into usable information in real time. PowerStream systems can scale to hundreds of processors. Current systems utilize PowerPC® microprocessors and Xilinx FPGA chips. Designed as a deployable multiprocessor system, PowerStream products include power, cooling and reliability features required for deployment in the challenging environments of airborne, oceangoing or land-mobile applications.

There is a relationship between the large scale systems we create for semiconductor markets and the PowerStream product line. New technologies like RapidIO are generally first deployed in the commercial semiconductor systems. PowerStream is a follow-on implementation with additional enhancements favored by defense applications.

RACE++® VME Product Line. RACE++ VME systems provide real-time, embedded multicomputing in an industry-standard VME chassis. The VMEbus has been the traditional standard for many embedded applications. Our VME systems support the RACE++ Series architecture. These systems contain compute modules based primarily on the PowerPC processors and can scale to several hundred processors. RACE++ Series MYRIAD™ I/O products provide a wide range of digital interface options for our VME-based systems, including Fibre Channel interfaces and PCI mezzanine card (PMC) sites for a variety of third-party standard and custom I/O devices. Digital receivers from our ARC acquisition use the VME form factor. Also, many of the products acquired as part of Echotek use both RACE++ and VME (or PMC on VME).

Our VME-based systems and components are primarily used in the defense market, where backward and forward compatibility is required for the long system life cycles of military equipment. RACE++ VME systems meet the computing speed, bandwidth and scalability requirements of many of today’s radar, sonar and SIGINT applications, where they are typically used to transform the streams of digital data created in these applications into usable information in real time. We believe that advanced radar systems are more likely to use the PowerStream systems because of the I/O bandwidth required. RACE++ VME systems can scale up to 320 processors in a single-chassis system, meeting the demands of the most compute-intensive embedded applications, and provides the I/O bandwidth required to meet the requirements of a wide array of applications. Entry price for a RACE++ VME system is about $50,000. Large configurations, scaling up to 320 processors in a single chassis, are available. Conduction cooled product versions are also available, enabling high-performance multicomputing in harsh environments.

RACE++ VME systems contribute significant revenue. However, recent design wins in markets that previously picked RACE++ VME have leveraged newer technologies. The RapidIO fabric has started to displace RACE. The VXS and VPX REDI form factors have started to displace traditional VME. However, given the long life cycles in defense markets, significant time will pass before these newer products push RACE++ VME into retirement.

Echotek™ Series product line. Echotek mixed-signal products are built on open standards and designed to provide high levels of signal integrity. Echotek Series products are differentiated by offering superior levels of signal to noise ratio (SNR) or spurious free dynamic range (SFDR).

Industrial Class Systems Summary. We have a partnership with IBM that gives us access to the Cell BE processor. Our initial Cell BE processor based products are in industrial and data center packaging. We are leveraging IBM’s market leading BladeCenter® and we are building Cell BE processor boards that plug into standard, high-end Workstations. Our Cell BE processor based products are targeted toward volume customer product development opportunities in medical imaging, defense, semiconductor, and geoscience. We have heavy involvement in the software development aspects of many of these opportunities.

Our CIV group offers application software along with optional hardware acceleration and hardware systems integration based upon commodity PC server technologies. The hardware acceleration option today leverages graphics processing units sourced from NVIDIA Corporation.

Our Advanced Solutions business unit contains a telecommunications segment that has created our Ensemble2 product line. Ensemble2 uses the ATCA form factor with DSP chips from Texas Instruments, Incorporated and FPGA chips from Xilinx, Inc. Mercury’s MPS unit also builds ATCA products for specific customer opportunities.

Much of our revenue from industrial class systems today flows from products based upon the CompactPCI form factor. The ImpactRT™ 3100 and Impact RT 3200 systems are based on the cPCI standard and are the first systems to utilize the next-generation RapidIO switch interconnect, and can scale up to 76 microprocessors. Our cPCI-based systems provide a cost-effective solution for industrial applications served by Advanced Solutions that require a more rugged operating environment than PCI-based systems can provide, but do not require the scalability and ruggedness of the RACE++ Series VME product line. Entry price for a an ImpactRT system is about $20,000. Larger configurations are available and sell for up to $500,000. Mercury’s MPS unit also builds CompactPCI products for specific customer opportunities.

Software Products

We have developed a comprehensive line of software products that enable accelerated development and execution of digital signal and image processing applications on our hardware. Our multicomputer operating environment (MCOE™) multicomputer operating system is embedded in most digital signal processing systems sold by our defense business unit. We separately license software products and license a development software package that includes a development version of our MCOE multicomputer operating system, scientific algorithm libraries, debugging tools and compilers. These software products are a key differentiator for our defense business and represent only a modest amount of stand-alone revenue. We generally charge a per-seat development license and we bundle a software run-time license with our hardware.

Mercury has begun to supplement hardware revenues or bundled hardware/software revenue with standalone software and services revenues. For example, the CIV business unit is transforming into a software business with optional hardware. Also, Advanced Solutions is increasing its ratio of software revenues to hardware revenues from the business unit’s historical patterns.

In fiscal years 2006, 2005 and 2004, revenues recognized from licensing standalone, non-embedded, software products were approximately $10.4 million, $10.0 million and $5.4 million, respectively.

The following are software products we offer:

Base Software Development Environment. The base development environment includes the software necessary to develop a multiprocessor application on our system. This includes the development versions of our MCOE multicomputer operating system, the Scientific Algorithm Library (SAL), the Parallel Acceleration System (PAS™) library for multiprocessor communication, and a compiler tool chain. In particular, both SAL and PAS are heavily optimized for the processor, system, and software architectures we deliver. We believe that the implementation and use of these software offerings result in high productivity and higher performance than alternative solutions. Our MCOE multicomputer operating system is used in new design wins in the defense market. The SAL and PAS technologies are used in new design wins across Mercury’s markets. Because of our Cell BE processor hardware, Mercury has created an optimized operating environment with middleware, based upon PAS, that we named MCF for Multicomputer Framework.

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

Runtime Environment. A runtime license for the MCOE multicomputer operating system and each of the libraries is included as part of each RACE, RACE++, and RapidIO system sold into defense and into many older design wins in our other markets. Therefore, the incremental cost of employing a particular tool or library in any number of fielded systems is only the cost of the development package.

amira®. This software allows physicians, scientists and engineers to explore 3D imagery obtained from CT, MRI or ultrasound scanning, confocal or wide-field microscopy, or similar sources. It also supports a wide range of applications in fields including oil and gas exploration and geoscience, numerical simulations, computational fluid dynamics and hydrodynamics.

Version 6 of Open Inventor™ by Mercury Computer Systems. This software is used for object-oriented, cross-platform 3D graphics API (application programming interface) for C++ and Java developers. Its cross-platform capability makes Version 6 of Open Inventor™ by Mercury Computer Systems a fast, flexible, and high performing API for developing interactive, object-oriented 3D applications. This capability allows developers to increase productivity by reducing time to market and optimizing their development costs and resources.

Visage™ RT Image Reconstruction. This software provides embedded components for accelerated reconstruction of image volumes from scanning devices used in medical, life sciences, and other application areas. The world’s first GPU-based reconstruction solution Visage RT reduces reconstruction times by 40x to 60x, helping to ensure that the reconstruction process does not become the throughput bottleneck in the diagnostic workflow. It supports a broad range of scanning modalities including CT, MR, digital X-ray, SPECT, PET, ultrasound, electron tomography (SEM/TEM), and digital breast tomosynthesis (DBT). Visage RT represents a breakthrough innovation in the field of medical imaging by leveraging commodity graphics processors to accelerate the image reconstruction process by orders of magnitude. Visage RT-based solutions can be scaled transparently to multi-accelerator platforms. By combining superior algorithms with the best-fitting acceleration technology, Visage RT delivers optimal price performance.

Visage CS Thin Client/Server. This software offers full 3D and 4D medical workstation capabilities on thin clients anytime, anywhere in the hospital enterprise. Visage CS enables thin clients to act as fully functional medical workstations. All medical image data processing and visualization are done on the server, and only the resulting screen content is streamed to the thin client via a standard network connection. The application server and thin client capabilities are continuously adapted to the latest server and interconnect technologies, as well as to newly emerging client devices.

Visage VR Volume Rendering. This software provides embedded software libraries for accelerated visualization of medical image data. Visualization techniques include multi-planar reconstruction (MPR), maximum intensity projection (MIP), shaded and classical volume rendering (SVRT), shaded-surface display (SSD), and digitally reconstructed radiograph (DRR).

Visage WS Workstation. This software offers full 3D and 4D medical workstation capabilities on certified, standalone workstations. Visage WS provides high-performance turnkey medical imaging applications that include software and optional hardware customized to the individual needs of medical imaging OEMs. Target applications include modality consoles, diagnostic and interventional workstations, and picture archiving and communication systems (PACS).

Visage PACS. This software provides fast and accurate access to all patient data and images, and assists medical evaluations by providing doctors with image viewing and manipulation functions, resulting in shorter treatment times and higher patient circulation. Visage PACS also archives and distributes digital images, ensuring secure and timely information distribution within and outside the hospital.

RESEARCH AND PRODUCT DEVELOPMENT

Our research and development efforts are focused on developing new products as well as enhancing existing products. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time, signal processing industry.

Our funds expended for R&D amounted to $61.2 million in fiscal 2006, $50.1 million in fiscal 2005, and $38.6 million in fiscal 2004. As of June 30, 2006, we had 295 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with the our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products, and anticipating customer requirements for new products.

Our single largest product investment for fiscal year 2006 was for board and system level products based on the Cell BE processor and related software. The Cell BE processor silicon technology was developed jointly by IBM, Sony, and Toshiba.

CUSTOMER SUPPORT AND INTEGRATION

Customer services are provided via a full range of support offerings including, maintenance and support services, technical program management, integration and design services, and training. Our Customer Services organization is engaged in a full range of support functions, including training, technical program management, integration and design services, maintenance and support services. We have invested in a range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. In addition, we have developed many custom interfaces, reviewed customers’ designs, developed special hardware and software components and provided program management on behalf of Defense, CIV, Advanced Solutions and MPS customers. These capabilities enable us to respond to the demanding individuality of many programs and have resulted in our being selected for both development, high-volume production and deployed programs.

MANUFACTURING AND SERVICE

The majority of our sales are produced in International Organization for Standardization (ISO) 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules) and complex chassis systems. Our manufacturing operations consist primarily of materials planning and procurement, final assembly and test, and logistics (inventory and traffic management). We subcontract the assembly and test of most modules to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on two contract manufacturers. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We currently perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation.

Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory (SRAM), FPGAs, microprocessors and other third-party chassis peripherals (single board computers, power supplies, blowers, etc.), are presently available only from a single source or from limited sources. We have no supply commitments from our vendors and generally purchase components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect our revenues and financial results and could impact customer satisfaction.

COMPETITION

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative design approaches.

A design win usually ensures, but does always guarantee, that a customer will purchase our product until the next-generation system is developed. We believe that our future ability to compete effectively will depend, in part, upon our ability to improve product and process technologies, to develop new technologies, to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, to identify and adopt emerging industry standards and to adapt to customer needs.

Our principal competition comes from our customers’ internal development organizations, and we also compete with other commercial companies for design wins, particularly in the case in our CIV business unit’s Life Sciences group.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We hold 21 patents of varying duration issued in the United States. The Company regularly files U.S. patent applications and, where appropriate, foreign patent applications. The Company also files continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

We also rely on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements to safeguard its proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees and consultants and nondisclosure agreements with our key customers and vendors.

BACKLOG

As of June 30, 2006, we had a backlog of orders aggregating approximately $105.6 million, of which $96.2 million is expected to be delivered within the next twelve months. As of June 30, 2005, the backlog was $91.2 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

EMPLOYEES

At June 30, 2006, we employed a total of 836 persons, including 295 in research and development, 217 in sales, marketing and customer support, 204 in manufacturing and 120 in general and administrative functions. We have 161 employees located in Europe, 5 located in Japan, and 670 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.

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

OTHER INFORMATION

Powerstream and RACE++ are registered trademarks, and Echotek, ImpactRT, MCOE and Visage are trademarks of Mercury Computer Systems, Inc. Cell Broadband Engine is a trademark of Sony Computer Entertainment, Inc. Bladecenter and PowerPC are registered trademarks of International Business Machine Corporation. Open Inventor is a trademark of Silicon Graphics, Inc in the U.S. and/or other countries worldwide, used under license from Silicon Graphics, Inc. amira is a registered trademark of Kondrad-Zose-Zentrom for informationstechnik Berlin. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 55%, 59% and 68% of our total revenues in fiscal 2006, 2005 and 2004, respectively. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. In addition, delays in funding of a program, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

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

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. For fiscal 2006 four customers, Argon ST, Inc., Northrop Grumman Corporation, KLA-Tencor Corporation and GE Healthcare (formerly GE Medical Systems) accounted for 15%, 12%, 11% and 10%, respectively, of our total revenues. In fiscal 2005, KLA-Tencor Corporation, Argon ST, Inc., Northrop Grumman Corporation and GE Medical Systems accounted for 14%, 14%, 11% and 11% of our total revenues, respectively. Customers in the Defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our CIV, Advanced Solutions and MPS revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major CIV, Advanced Solutions or MPS customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. GE Healthcare and Philips Medical Systems accounted for substantially all of our CIV revenues for the fiscal years ended June 30, 2006, 2005 and 2004. In particular, GE Healthcare accounted for 44%, 56% and 60% of our aggregate CIV sales in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Additionally, in fiscal 2006, due to the acquisition of SoHard AG, Siemens AG became a significant customer of CIV. In fiscal 2006, Siemens AG accounted for 13% of our aggregate CIV sales. Further, we are currently expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will significantly decrease over the next 12-months as these customers transition to new platforms and new component manufactures. We expect that this forecasted decline in our 2D business will be offset, either partially or fully, by an increase in our 3D business. KLA-Tencor Corporation accounted for 63%, 72% and 66% of our total sales in the Advanced Solutions market in fiscal 2006, fiscal 2005 and fiscal 2004. Additionally, for the MPS segment, which was consolidated into our company starting in the second quarter of 2005, Motorola Computer Group, SS8 Networks Inc., Continuous Computing Corporation and Lockheed Martin Corporation accounted for 27%, 15%, 10% and 10%, respectively, of the aggregate MPS sales for the year ended June 30, 2006. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in both the Advanced Solutions and MPS markets. Because it often takes significant time and added cost to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

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

The terrorist attacks in the United States on September 11, 2001, as well as the U.S.-led response, including ongoing military operations in Iraq and Afghanistan, the potential for future terrorist activities, and the development of a Homeland Security organization have created economic and political uncertainties that could have a material adverse effect on business and the price of our common stock. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These developments may adversely affect our business and profitability and the prices of our securities in ways that cannot be predicted at this time.

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

We completed the acquisitions of SoHard and Echotek in fiscal year 2006, MCI in fiscal year 2005 and TGS Group and ARC in fiscal year 2004. We may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

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

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, France and Germany. Revenues from international operations accounted for 7%, 9% and 9% of total revenues for fiscal years 2006, 2005 and 2004, respectively. From our U.S. operations, we also ship directly to international customers, which shipments accounted for 5%, 12% and 10% of total revenues for fiscal years 2006, 2005 and 2004, respectively. There are inherent risks in transacting business internationally, including:

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

We may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products. For a description of certain pending litigation in which we are involved, see Item 3 of this annual report on Form 10-K.

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

We have experienced fluctuations in operating results in large part due to the sale of computer systems in relatively large dollar amounts to a relatively small number of customers. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. As such, we have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter. Thus, results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters consist of two buildings approximating 187,000 square feet of space in Chelmsford, Massachusetts. We also own approximately 179,000 square feet of land adjacent to our existing headquarters. As of June 30, 2006 we also leased domestic offices in Huntsville, Alabama; San Diego, Carlsbad, Mission Viejo, Escondido and Campbell, California; Dallas and Houston, Texas; Edina, Minnesota; Reston, Virginia; Nashua, New Hampshire; Newtown, Connecticut; and Silver Spring, Maryland. We lease international offices in the United Kingdom, France, Germany, and Japan.

ITEM 3.	LEGAL PROCEEDINGS

On January 31, 2006, we received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al., filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with us and certain of our subsidiaries. The complaint alleges infringement by SMT of U.S. patent number 6,765,570, and seeks injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006 we notified SMT that we would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including our right to control and direct the defense of the action on behalf of SMT. We believe there are meritorious defenses to the complaint and intend to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position, results of operations or cash flows in the period in which the litigation is resolved. No amounts have been accrued for this loss contingency.

We are also subject to other legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2006.

ITEM 4.1.	EXECUTIVE OFFICERS OF THE REGISTRANT

Mercury’s executive officers are appointed to office by the Board of Directors at the first board meeting following the Annual Meeting of Shareholders (or Special Meeting in lieu thereof) or at other board meeting as appropriate, and hold office until the first board meeting following the next Annual Meeting of Shareholders (or special meeting in lieu thereof) and until a successor is chosen, subject to prior death, resignation or removal. Information regarding our executive officers is presented below.

James R. Bertelli, age 66, co-founded Mercury in 1981 and has served as our President and Chief Executive Officer since that time. He has also served as Mercury’s Chairman of the Board since 2002. Prior to founding Mercury, Mr. Bertelli founded a manufacturer’s representative organization after a brief period at Analogic Corporation in sales management positions. Prior to that, Mr. Bertelli served as a marketing manager for Digital Equipment Corporation’s telephone industry products group. After a tour of duty in the Army Signal Corps, Mr. Bertelli began his high-tech career with RCA Corporation as a computer systems analyst, and later moved into computer sales with RCA and Univac. Mr. Bertelli has been a director of Mercury since 1981.

Craig Barrows, age 51, joined Mercury in 2005, and has served as Vice President and General Counsel since that date. Prior to joining Mercury, he was Vice President, General Counsel and Secretary of New England Business Service, Inc., a supplier of business products and services to small businesses, from 1998 to 2004.

Alex N. Braverman, age 47, joined Mercury in 2005, and has served as Vice President, Controller and Chief Accounting Officer since that date. Prior to joining Mercury, he was Vice President, Chief Accounting Officer and Corporate Controller of NMS Communications Corporation, a provider of technologies, and solutions for converged and mobile networks, from 1999 to 2005. Prior to that, he held various senior financial executive positions at Concentra Corporation, a developer of sales and engineering software automation products, from 1994 to 1998.

Douglas F. Flood, age 49, joined Mercury in 1998, and has served as Vice President, Corporate Development since that date. Prior to joining Mercury, he was Senior Vice President for business development and planning at FTP Software, Inc., a provider of connectivity software applications, from 1993 to 1998. Prior to that, he was an associate at the law firm of Fish & Richardson from 1991 to 1993. Prior to that he was an attorney at Interactive Data Corp. and at Raytheon Company from 1983 to 1987.

Joseph M. Hartnett, age 41, joined Mercury in 2002, and has served as Vice President, Finance since 2005. Prior to that, he was Vice President, Controller and Chief Accounting Officer from 2002 to 2005, and he was acting Chief Financial Officer from June 2003 to February 2004. Prior to joining Mercury, he was Corporate Controller of Sycamore Networks, Inc., a supplier of optical switching products for telecommunications service providers, from 1999 to 2002. Prior to that, he was Corporate Controller of Object Design, a provider of data management software, from 1997 to 1999. Prior to that, he was an Audit Manager at Deloitte & Touche LLP.

Robert E. Hult, age 59, joined Mercury in 2004, and has served has Senior Vice President and Chief Financial Officer since that date. In 2005 he also assumed additional responsibilities for our manufacturing operations/supply chain and customer service and support. Prior to joining Mercury, he was Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications Corporation from 1998 to 2003. Prior to that, he was employed by Digital Equipment Corporation for more than 25 years in positions of increasing responsibility within the company’s corporate and regional finance groups.

Marcelo G. Lima, age 48, joined Mercury in 2003, and has served as Vice President and General Manager, Commercial Imaging and Visualization business unit (formerly known as the Imaging and Visualization Solutions Group), since 2005. Prior to that, he was Vice President, Life Sciences from 2004 to 2005, and Director, Business Development from 2003 to 2004. Prior to joining Mercury, he was President and Chief Executive Officer of Opsion Medical, Inc., a developer of healthcare informatics technology, from 2000 to 2002. Prior to that, he was a Vice President and General Manager in the health imaging division of Eastman Kodak Company from 1997 to 2000.

Craig Lund, age 46, rejoined Mercury in 1999, and has served as Vice President and Chief Technology Officer since that date. Prior to rejoining Mercury, he was President of Local Knowledge, a technical consulting group he founded, from 1991 to 1999. Prior to that, he was director of engineering at Mercury from 1986 to 1988. Prior to that, he held various engineering and marketing roles at Charles River Data Systems from 1983 to 1986 and from 1988 to 1991.

Craig A. Saline, age 59, joined Mercury in 2004, and has served as Senior Vice President, Organization Development and Human Resources since 2005. Prior to that, he was Vice President, Organization Development and Human Resources from 2004 to 2005. Prior to joining Mercury, he was interim Vice President, Human Resources of Tufts New England Medical Center in 2002. Prior to that, he was Senor Vice President, Human Resources of World Kitchen, Inc., a manufacturer of kitchen supplies, from 2000 to 2002. Prior to that, he was Senior Vice President, Human Resources, North American region for Reckitt Benckiser, Inc., a supplier of household cleaning products, from 1997 to 2000. Prior to that, he held the senior human resources leadership positions at Teledyne, Inc. from 1996 to 1997 and at Marshalls, Inc. from 1992 to 1996. Prior to that, he held various senior human resources positions at General Electric Company.

Mark F. Skalabrin, age 43, joined Mercury in 1991, and has served as Vice President and General Manager, Advanced Solutions business unit (formerly known as the OEM Solutions Group) since 2001. Prior to that, he served in various engineering positions from 1991 to 2001. Prior to joining Mercury, he worked for the Naval Undersea Warfare Engineering Station in Keyport, Washington.

Didier M.C. Thibaud, age 45, joined Mercury in 1995, and has served as Senior Vice President, Defense & Commercial Businesses since 2005. He has also been acting general manager of the Defense business unit since March 2006. Prior to that, he was Vice President and General Manager, Imaging and Visualization Solutions Group) from 2000 to 2005. Prior to that, he served in various capacities in sales and marketing from 1995 to 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol MRCY. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock during such periods. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission.

	High	Low
2006 Fourth quarter	$19.06	$14.75
Third quarter	21.03	15.94
Second quarter	26.73	17.53
First quarter	29.70	24.97

2005 Fourth quarter	$29.77	$23.92
Third quarter	31.95	26.32
Second quarter	32.40	24.20
First quarter	28.68	21.22

As of August 31, 2006, we had approximately 8,000 shareholders including record and nominee holders. We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

In April 2004, we completed a private offering of $125 million aggregate principal amount of 2% Convertible Senior Notes due May 1, 2024, and received net proceeds of $120.9 million from the offering. The notes were offered only to qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933, as amended. Under certain circumstances, the notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the convertible notes may be converted on the final maturity date if, on or prior to May 1, 2019, the closing price of our common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of our common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest. For further descriptions of the notes, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” and Note N to our consolidated financial statements included in this report.

During fiscal 2003, the Board of Directors authorized the Company to purchase $25.0 million of the Company’s common stock. In July 2004, our Board of Directors extended the share repurchase program through December 2005 and approved an increase in the total authorized dollar amount for repurchase then available to $25.0 million. During fiscal year 2005, the Company repurchased 873,459 shares of its common stock for a total cost of approximately $25.0 million, which completed the authorized purchase under this stock repurchase program. In July 2005, our Board of Directors authorized a new share purchase program for up to $20.0 million of our currently outstanding common stock. During fiscal 2006, 531,824 shares of common stock were repurchased under this program for a total cost of $12.3 million. No purchases were made under this program during the quarter ended June 30, 2006.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2006, the total number of securities outstanding under our stock option plans, the weighted average exercise price of such options and the number of options available for grant under such plans. See Note C of the Notes to the Consolidated Financial statements for a summary of our plans.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders (b)	4,836,595	(c)	$24.70	948,090	(d)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	4,836,595		$24.70	948,090

(a)	Does not include outstanding unvested restricted stock or deferred stock awards.
(b)	Consists of the 1991, 1997, 1998 and 2005 equity plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(c)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(d)	Includes 35,581 shares available for future issuance under the ESPP and 912,509 shares available for future issuance under the Company’s 2005 Plan. We are no longer permitted to grant options or other awards under our 1991, 1997 and 1998 plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues	$236,117	$250,172	$185,595	$180,242	$150,115
(Loss) income from operations	(19,441)	42,539	31,605	25,830	14,578
Net (loss) income	(16,168)	30,186	22,885	22,677	15,828
Net (loss) earnings per share:
Basic	$(0.77)	$1.44	$1.08	$1.07	$0.73
Diluted	$(0.77)	$1.25	$1.03	$1.03	$0.69

	As of June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$143,413	$199,103	$214,458	$84,510	$96,051
Total assets	386,446	378,398	372,826	191,587	170,486
Long-term obligations	136,721	136,433	137,902	12,358	12,899
Total shareholders’ equity	191,989	197,826	180,857	152,656	135,725

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, timing of such funding, market acceptance of the our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as discussed in “Risk Factors,” in Item 1A of this annual report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing solutions. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms our systems process real-time radar, sonar, and signals intelligence data. Our systems are also used in state-of-the-art medical diagnostic imaging devices including MRI, PET, and digital X-ray, and in semiconductor imaging applications including photomask generation and wafer inspection. We provide advanced 3D image processing and visualization software and optimized systems to diverse end markets including life sciences, geosciences, and simulation. We also provide radio frequency (RF) products for enhanced communications capabilities in military and commercial applications.

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

During fiscal year 2006, revenues decreased by $14.1 million compared to fiscal year ended June 30, 2005, primarily as a result of a $16.9 million decrease in revenues from our Defense Business Unit (Defense) and $6.7 million decrease in revenues from our Advanced Solutions Business Unit (Advanced Solutions) offset by a $2.6 million increase from our Commercial Imaging and Visualization Business Unit (CIV) and a $6.9 million increase of our Modular Product and Services Business Unit (MPS). Gross margins as a percentage of revenues decreased from 66% during fiscal year 2005 to 59% during fiscal year 2006 primarily due to a shift within our Defense business to lower margin fully configured and racked systems from historical higher margin multi-computer board sets, a greater percentage of software and professional services sale, which carry a lower margin than our defense products, a significant third quarter 2006 inventory write-off and increased warranty provisions. Operating expenses increased by $35.5 million during fiscal year 2006 as compared to fiscal year 2005 primarily due to several factors. First, we incurred $15.2 million of incremental operating expenses associated with our acquisitions of Echotek Corporation and SoHard AG, which were completed in the first quarter of fiscal year 2006, and $1.9 million of incremental operating expenses associated with the acquisition of Momentum Computer, Inc., which was completed in the second quarter of fiscal year 2005. Second, research and development expenses unrelated to these acquisitions increased by $7.7 million during fiscal year 2006 compared to fiscal year 2005. Third, we incurred $10.1 million of compensation costs classified as operating expenses associated with the share-based payments provided to our employees. In prior periods, this compensation expense was reported on a pro forma basis in the financial statement footnotes; however, upon our adoption of Statement of Financial Accounting Standard No. 123R (SFAS 123R), Share-Based Payment, on July 1, 2005, these costs are now expensed in the consolidated statements of operations.

In response to lower than expected demand in certain sectors of our business, as well as the need to maintain a competitive cost structure and integrate our previous acquisitions, we incurred a $2.0 million charge, net of reversals, related to our 2006 restructuring plan in order to prospectively save approximately $6.1 million annually based on the reduction in workforce. We believe the restructuring was necessary given the state of our markets and given that funding for several defense programs have been delayed and our transition to computing for 3D imaging in the life sciences segment has delayed some revenue. We believe that this workforce reduction will enable us to remain competitive in the market and improve our long-term results.

On September 30, 2004, we acquired a 35% voting interest in Momentum Computer, Inc. (MCI), a manufacturer and developer of high-performance embedded processor and I/O boards, for $3.1 million, which was recorded at that time as an investment in an unconsolidated entity. In December 2004, we acquired the remaining 65% voting interest in MCI in a separately negotiated transaction, paying $10.5 million in cash and agreeing to pay up to $12.0 million of additional cash consideration if specified operating income and revenue targets are achieved by MCI over the 24 months following the closing. Any such additional payments will be recorded as additional purchase price and goodwill if and when incurred. As of June 30, 2006 we have not made any additional payments and do not expect to make any such payments in the future.

The purchase price for the acquisition of MCI was $13.8 million, consisting of cash payments of $13.6 million and transaction costs of $0.2 million directly related to the acquisition. The acquisition of MCI expanded the breadth our product offerings across all of our markets. The results of MCI’s operations have been included in our consolidated financial statements since December 7, 2004. From September 30, 2004 to December 7, 2004, we recorded our pro rata share of MCI’s net operating results under the equity method of accounting.

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

On July 1, 2005, we acquired SoHard AG for $23.3 million, consisting of cash payments of $22.3 million and transaction costs of $1.0 million directly related to the acquisition. SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany. The results of SoHard’s operations have been included in our consolidated financial statements since the acquisition date.

On August 31, 2005, we purchased Echotek Corporation for $50.3 million, consisting of cash payments of $44.7 million, 177,132 shares of Mercury common stock valued at $5.2 million and transaction costs of $0.4 million directly related to the acquisition. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations have been included in our consolidated financial statements since the acquisition date.

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

Certain contracts with customers require us to perform tests of our products prior to shipment to ensure their performance complies with our published product specifications and, on occasion, with additional customer-requested specifications. In these cases, we conduct such tests and, if they are completed successfully, include a written confirmation with each order shipped. As a result, at the time of each product shipment, we believe that no further customer testing requirements exist and that there is no uncertainty of non-acceptance by the customer. In the limited instance that customer payment is conditioned upon final acceptance testing by the customer at its own facility, we do not recognize any revenue until the final acceptance testing has been completed and written confirmation from the customer has been received.

For multiple-element arrangements, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement, and the delivery or performance of the undelivered item must be considered probable and substantially within our control. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement.

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

For transactions involving the licensing of standalone software products and of software that is not incidental to the product, we recognize revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable, and collection of the related receivable is reasonably assured. Our standalone software products are generally not deemed essential to the functionality of any hardware system and do not require installation by us or significant modification or customization of the software. The fair value of maintenance agreements related to standalone software products is recognized as revenue ratably over the term of each maintenance agreement.

We also engage in long-term contracts for the development, production and services activities which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied on a retrospective basis, that is to say when adjustments in estimated contract costs are identified, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods.

With very limited exceptions, we do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment. Currently, for the few commercial products that have rights of product return, we defer revenue until the return period ends due to the limited sales and returns history related to these products.

Revenue from product royalties are recognized upon receipt of payment unless another reasonable and reliable method of recognition is more appropriate.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, we use consistent methodologies to evaluate inventory for net realizable value. We reduce the value of reported inventory for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses.

Goodwill and Acquired Intangible Assets

Acquired intangible assets result from our various business acquisitions (see Note M to the consolidated financial statements) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of up to six years.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Long-Lived Assets

Long-lived assets primarily include property and equipment and acquired intangible assets. We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Income Tax Assets

We evaluate the realizability of our deferred tax assets on a quarterly basis and assess the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. Except for deferred tax assets acquired in the TGS Group acquisition, operating losses associated with SoHard, and utilization of certain state research and development credit carryforwards, we believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income; however, there can be no assurance that we will be able to meet our expectations of future income. We have provided a full valuation allowance against the net amount of the TGS Group deferred tax assets, opening losses associated with SoHard, and utilization of certain state research and development credit carryforwards.

Warranty Accrual

Our product sales generally include a 12 or 18–month hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Stock-Based Compensation

We have several stock-based employee compensation plans. On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results were not restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Further, we have elected under SFAS 123R to recognize the fair value of awards with pro-rata vesting on a straight-line basis. Previously, we had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

Our determination of fair value of stock-based payment awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended June 30,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	41.0	33.8	32.6

Gross margin	59.0	66.2	67.4
Operating expenses:
Selling, general and administrative	36.9	28.3	28.7
Research and development	25.9	20.0	20.8
Amortization of acquired intangible assets	3.4	0.9	0.5
In-process research and development	0.2	0.0	0.3
Restructuring	0.8	0.0	0.0

Total operating expenses	67.2	49.2	50.3

(Loss) income from operations	(8.2)	17.0	17.1
Other income, net	1.0	0.2	0.3

(Loss) income before income taxes	(7.2)	17.2	17.4
(Benefit) provision for income taxes	(0.4)	5.1	5.1

Net (loss) income	(6.8)%	12.1%	12.3%

FISCAL YEAR 2006 VS. FISCAL YEAR 2005

REVENUES

	2006	As a % of Total Net Revenue	2005	As a % of Total Net Revenue	$ Change	% Change
Defense (DBU)	$131,285	55%	$148,180	59%	$(16,895)	(11)%
Commercial Imaging and Visualization (CIV)	51,847	22%	49,195	20%	2,652	5%
Advanced Solutions (ASBU)	41,706	18%	48,408	19%	(6,702)	(14)%
Modular Products and Services (MPS)	11,279	5%	4,389	2%	6,890	157%

Total revenues	$236,117	100%	$250,172	100%	$(14,055)	(6)%

Total revenues decreased 6% from $250.2 million during fiscal year 2005 to $236.1 million during fiscal year 2006. International revenues represented approximately 7% and 9% of total revenues during fiscal years 2006 and 2005, respectively.

Defense revenues decreased by $16.9 million or 11% from fiscal year 2005 to fiscal year 2006. The decrease was primarily related to a $12.6 million decrease in radar applications, a $13.3 million decrease in shipments serving signal intelligence applications and a $5.2 million decrease in defense technology and applications. Contributing to these decreases in radar application and signal intelligence applications included 1) a reprioritizing of funding by the federal government, 2) loss of the ACS program and 3) the impact of the Berry Amendment which has caused several orders to slip out of fiscal year 2006. The decrease in Defense revenues was partially offset by a $4.6 million increase in sales of radio frequency products and a $9.3 million increase resulting from the acquisition of Echotek Corporation. We did record 28 design wins in fiscal year 2006 in various defense market segments, however, given the lengthy development and evaluation phases, significant revenues will not be realized for a few years from these design wins. Also we see significant potential for our synthetic vision technology within various government agencies. In fiscal year 2007, we will be exploring various ways to optimize the return on this development.

CIV revenues increased $2.6 million or 5% from fiscal year 2005 to fiscal year 2006. The increase was primarily the result of revenues of $9.5 million associated with the acquisition of SoHard, which was completed in the first quarter of 2006, and a $1.3 million increase in revenues related to our 3D image processing and visualization software applications offset by an expected decline in most of our legacy business lines including MRI, digital X-ray, computed tomography (CT) and PET. We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will continue to decrease significantly over the next 12-months as these customers transition to new platforms and new component manufacturers. We are starting to build a portfolio of new 3D image processing and visualization software applications for which we perceive significant customer interest in the medical and oil and gas discovery industries; however, due to the slow adoption rate of 3D applications by the marketplace, these are not ramping up quickly enough to offset the decline in our existing programs. We are projecting modest growth in revenues in fiscal year 2007 for CIV. Our optimism is based on 17 new life sciences customer wins in fiscal year 2006 across the multiple segments we serve.

Advanced Solutions revenues decreased $6.7 million or 14% from fiscal year 2005 to fiscal year 2006. The decrease in revenues was primarily related to a $9.2 million decrease in shipments of semiconductor imaging boards for developing and testing new semiconductors. Shipments of semiconductor imaging boards represented 79% and 87% of Advanced Solutions revenues for the year ended June 30, 2006 and 2005, respectively. The decrease in semiconductor sales was partially offset by an approximately $4.1 million increase in sales of our Ensemble2 Application Platform system to several large telecommunication customers. While some business was lost in the semiconductor field to customer in-house designs in fiscal year 2006, we expect that the new

Mercury design win with the same customer will partially offset the lost revenue when it goes into production. As the result of this and other major design wins, one based on the Cell BE processor, we expect significant ASBU revenue growth in fiscal year 2007.

MPS revenues were $11.3 million for the fiscal year ended June 30, 2006. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus there were only 7 months of revenues included in our consolidated financial statements during the comparable period in fiscal year 2005. On an annualized basis MPS has seen an increase in revenue due to a large, $0.9 million, defense related order shipped in fiscal year 2006 plus growing demand for its new high performance custom and off-the-shelf products.

GROSS PROFIT

Gross profit was 59.0% for fiscal year 2006, a decrease of 720 basis points from the 66.2% gross profit achieved in fiscal year 2005. The decrease in gross profit was primarily due to a shift within our Defense business to lower margin fully configured and racked systems from historical higher margin multi-computer board sets, a greater percentage of newer business technologies which carry a lower margin than our defense products, a significant third quarter 2006 inventory write-off of approximately $5 million and increased warranty provisions. The inventory write-off was the result of several factors including a decline in revenues of the Defense business and shifts in technology that resulted in the inventory becoming obsolete. The warranty provision increased significantly during the fiscal year 2006 primarily due to two commitments made with customers to perform on-site warranty work related to boards purchased from our contract manufacturers and other third party suppliers. These agreements resulted in an incremental warranty provision of approximately $1.0 million during fiscal year 2006.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 23% or $16.3 million to $87.0 million for fiscal year 2006 compared to $70.7 million during fiscal year 2005. The increase was primarily the result of $7.1 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R and a $6.9 million of incremental expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, offset by a decrease in compensation expense due to a decrease in headcount of 28 employees unrelated to our recent acquisitions. Also impacting the increase was $1.8 million of expenses related to our on-going enterprise resource procurement (ERP) system project. In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. During fiscal year 2006 $3.5 million of costs were incurred on the ERP system upgrade, of which $1.7 million of ERP costs were capitalized through June 30, 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 22% or $11.1 million to $61.2 million for fiscal year 2006 compared to $50.1 million during fiscal year 2005. The increase was primarily the result of a) $2.4 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R, b) $2.5 million of incremental expenses relating to the operations of the SoHard and Echotek acquisitions and c) $4.3 million of expenses associated with a shift in contract mix and personnel allocation which resulted in fewer research and development employees working on customer contracts and spending more time on research and development initiatives. One of the more significant research and development initiatives for fiscal year 2006 that will continue into fiscal year 2007 is our development efforts related to the Cell BE processor family of products which accounted for approximately $6.0 million of the research and development expenses in fiscal year 2006.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased 239% or $5.6 million to $8.0 million for fiscal year 2006 compared to $2.4 million during fiscal year 2005. The increase in amortization expenses for fiscal year 2006 was primarily the result of amortization associated with the intangible assets acquired in the SoHard and Echotek acquisitions which were completed in the first quarter of fiscal 2006.

RESTRUCTURING EXPENSE

In response to lower than expected demand in certain sectors of our business, as well as the need to maintain a competitive cost structure and integrate our previous acquisitions, we incurred $2.0 million, net of reversals, related to our 2006 restructuring plan (the 2006 Plan) during fiscal year 2006. The net expense related to the 2006 Plan included $1.9 million related to involuntary separation costs for 55 employees and $0.1 for other costs. The restructuring charges are classified as operating expenses in the consolidated statements of operations.

INTEREST INCOME

Interest income for fiscal year 2006 increased by $1.3 million to $6.4 million compared to fiscal year 2005. The increase was primarily related to increased rates of return on our marketable securities, partially offset by lower levels of cash and cash equivalents.

INTEREST EXPENSE

Interest expense for fiscal year 2006 decreased by $0.1 million to $4.1 million compared to fiscal year 2005. The interest rates on our outstanding notes payable are fixed in nature; thus, the fluctuations in interest expense are primarily related to lower principal balances on the debt and the impact of non-cash interest expense which relates to the amortization of our deferred financing costs.

OTHER INCOME (EXPENSE), NET

Other income (expense) for fiscal year 2006 decreased by $0.3 million compared to fiscal year 2005. The changes in other income (expense) were primarily due to realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan (see Note Q to the consolidated financial statements).

INCOME TAX (BENEFIT) PROVISION

We recorded an income tax benefit for income taxes of $0.9 million in fiscal year 2006 reflecting a 5.5% effective tax benefit rate, as compared to a 30% effective tax provision rate for fiscal year 2005. Our effective tax rate for fiscal year 2006 was lower than the U.S. statutory tax rate of 35% primarily due to the operating losses incurred in fiscal year 2006 offset by a valuation allowance recorded in fiscal year 2006 on the net amount of the TGS Group deferred tax assets and the deferred tax assets related to the operating losses associated with SoHard and utilization of certain state research and development credit carryforwards. The fiscal year 2005 tax rate is less than the U.S. statutory rate primarily due to an additional benefit attributable to research and development tax credits, tax-exempt interest and the extraterritorial income (ETI) benefit.

SEGMENT OPERATING RESULTS

Results from operations of the Defense segment decreased $39.4 million to a loss of $2.7 million as compared to income from operations of $36.7 million for fiscal year 2005. The decrease operating results of the Defense segment was primarily related to a) a shift in product mix to lower-margin products, b) increased incremental operating expenses associated with the acquisition of Echotek, c) a significant third quarter 2006 inventory write-off and d) increased operating expenses, primarily associated with additional research and development, $4.6 million of additional amortization associated with the intangibles acquired as a result of the Echotek acquisition and a charge of $0.1 million related to in-process research and development.

Results from operations of the CIV segment decreased $9.5 million to a loss of $5.1 million as compared to income from operations of $4.4 million for fiscal year 2005. The decrease operating results of the CIV segment for was primarily related to operating losses incurred by our SoHard subsidiary. These increased operating expenses for fiscal year 2006 included a $1.7 million of additional amortization associated with the intangibles acquired as a result of the SoHard acquisition and a non-recurring charge of $0.5 million related to in-process research and development and increased organic operating expenses, primarily associated with research and development related to the product family based on the Cell BE processor.

Income from operations of the Advanced Solutions segment decreased $3.4 million to $0.2 million for the fiscal year ended June 30, 2006 from $3.6 million for fiscal year 2005. The decrease in income from operations of the Advanced Solutions segment was primarily a result of the decrease in revenues of $6.7 million primarily related to semiconductor market applications and the impact of a significant discrete warranty obligation.

Losses from operations of the MPS segment were $1.8 million for fiscal year 2006. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus there were only 7 months of operating results included in our consolidated financial statements during the comparable periods in fiscal year 2005. On an annualized basis MPS has seen a decrease in operating losses due to a growing demand for its new high performance custom and off-the-shelf products.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

FISCAL YEAR 2005 VS. FISCAL YEAR 2004

	2005	As a % of Total Net Revenue	2004	As a % of Total Net Revenue	$ Change	% Change
Defense (DBU)	$148,180	59%	$125,955	68%	$22,225	18%
Commercial Imaging and Visualization (CIV)	49,195	20%	32,899	18%	16,296	50%
Advanced Solutions (ASBU)	48,408	19%	26,741	14%	21,667	81%
Modular Products and Services (MPS)	4,389	2%	—	—	4,389	—

Total	$250,172	100%	$185,595	100%	$64,577	35%

Total revenues increased 35% from $185.6 million during fiscal year 2004 to $250.2 million during fiscal year 2005. International revenues represented approximately 9% of total revenues during both fiscal years 2005 and 2004.

Defense revenues increased 18% or $22.2 million to $148.2 million during fiscal year 2005, compared to $126.0 during fiscal year 2004. The increase in Defense revenues was primarily due to a $20.9 million increase in shipments of Signal Intelligence (SIGINT) applications. Revenues from both radar and defense technology applications each increased by approximately 1% over fiscal year 2004 levels. Radar applications accounted for 43% of defense electronics revenues in fiscal year 2005 compared to 50% in fiscal year 2004. SIGINT applications accounted for 39% of DEG revenues in fiscal year 2005 compared to 30% in fiscal year 2004. Defense technology applications accounted for 18% of DEG revenues in fiscal year 2005 and 21% in fiscal year 2004.

CIV revenues increased 50% or $16.3 million to $49.2 million during fiscal year 2005 compared to $32.9 million in fiscal year 2004. The increase in imaging and visualization solutions revenues was primarily due to a $7.3 million increase in revenues from products used in MRI imaging systems, a $1.5 million increase in revenues from products using digital x-ray technology and a $6.9 million increase in revenues from TGS Group, which was acquired in May 2004.

Advanced Solutions revenues increased 81% or $21.7 million to $48.4 million for fiscal year 2005 compared to $26.7 million during fiscal year 2004. The increase in revenue was due primarily to increased shipments to semiconductor imaging OEMs for developing and testing of new semiconductor imaging systems as design wins moved to production. Shipments to customers in the semiconductor market represented approximately 87% of Advanced Solutions revenues in fiscal year 2005 and increased by $19.3 million to $42.0 million in fiscal year 2005 compared to fiscal year 2004.

MPS revenues were $4.4 million during fiscal year 2005 and include revenues from MCI from the acquisition date of December 7, 2004 through June 30, 2005.

GROSS MARGIN

Gross margin was 66.2% for fiscal year 2005, a decrease of 120 basis points from the 67.4% gross margin achieved during fiscal year 2004. The decrease in gross margin during fiscal year 2005 as compared to fiscal year 2004 was primarily due to (1) a revenue mix shift from Defense towards Advanced Solutions and CIV as well as the acquisition of MPS, which generate lower margins than Defense and (2) increased inventory and warranty provisions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 32%, or $17.3 million, to $70.7 million for fiscal year 2005 compared to $53.4 million during fiscal year 2004. The increase in selling, general and administrative expenses for fiscal year 2005 includes an increase of $6.4 million of expenses relating to the operations of the TGS Group, ARC and MCI acquisitions. Sales expenses unrelated to the acquired companies increased $7.1 million while remaining at 14% of revenue year over year. General and administrative expenses unrelated to acquired companies increased by $3.6 million, including $2.2 million for professional services in connection with Sarbanes-Oxley compliance efforts and other corporate initiatives. Selling, general and administrative headcount increased by 31 employees not as a result of our acquisitions.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by 30%, or $11.5 million, to $50.1 million for fiscal year 2005 compared to $38.6 million during fiscal year 2004. The increase in research and development expenses was primarily due to an additional $4.3 million of expenses relating to the research activities associated with the TGS Group, ARC and MCI acquisitions, as well as an increase in prototype development expenses of approximately $3.5 million and an increase in compensation expense from the increase in headcount of 32 employees unrelated to our acquisitions. Research and development is important to our future success, and we expect that research and development expenses will increase in future periods.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets expense increased by 166%, or $1.5 million, to $2.4 million for fiscal year 2005 compared to $0.9 million during fiscal year 2004. The increase in amortization of acquired intangible assets expense in fiscal year year 2005 was primarily due to a full year of amortization from intangible assets acquired in the TGS Group and ARC acquisitions, which were completed during the fourth quarter of fiscal year 2004, and amortization of intangible assets acquired in the MCI acquisition, which was completed on December 7, 2004.

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

SEGMENT OPERATING RESULTS

Income from operations of the Defense segment increased $4.9 million to $36.7 million during fiscal year 2005 from $31.8 million during fiscal year 2004. The increase in income from operations of the Defense segment was primarily due to the $22.2 million or 18% increase in revenues in fiscal year 2005 compared to fiscal year 2004. The impact of the revenue increase was partially offset by increases in Defense operating expenses, including selling, general and administrative, research and development and amortization, which in the aggregate increased by $12.2 million from fiscal year 2004.

Income from operations of the CIV segment increased $2.8 million to $4.4 million during fiscal year 2005 from $1.6 million during fiscal year 2004. The increase in income from operations of the IVS segment in fiscal year 2005 compared to fiscal year 2004 was due to the $16.3 million or 50% increase in revenues in fiscal year 2005. The impact of the revenue increase was partially offset by increases in CIV’s operating expenses, which in the aggregate increased by $11.6 million from fiscal year 2004.

Income from operations of the Advanced Solutions segment was $3.6 million during fiscal year 2005 as compared with a loss of $1.8 million during fiscal year 2004. The improved results in the Advanced Solutions segment in fiscal year 2005 were primarily due to a $21.7 million or 81% increase in revenues from fiscal year 2004. The impact of the revenue increase was partially offset by increases in Advanced Solutions’s operating expenses, which in the aggregate increased by $3.2 million from fiscal year 2004.

Loss from operations of the MPS segment was $2.0 million during fiscal year 2005 on sales of $4.4 million. MPS segment results are since the MCI acquisition date of December 7, 2004, and include approximately $0.7 million in amortization of acquired intangible assets.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business and certain indemnification provisions (see Commitments and Contractual Obligations subsection below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the fiscal year ended	June 30, 2006	June 30, 2005	June 30, 2004
Net cash provided by operating activities	$22,053	$37,986	$25,942
Net cash provided by (used in) investing activities	(35,390)	7,101	(146,781)
Net cash provided by (used in) financing activities	(6,652)	(20,268)	122,615
Net (decrease) increase in cash and cash equivalents	(20,160)	24,448	1,537
Cash and cash equivalents at end of year	22,983	43,143	18,695

Cash and Cash Equivalents

Our cash and cash equivalents decreased by $20.2 million from fiscal year 2005 to fiscal year 2006 primarily as a result of cash outlays for acquisitions, while cash and cash equivalents increased by $24.5 from fiscal year 2004 to fiscal year 2005, largely as a result higher net income.

During fiscal year 2006, we generated $22.1 million in cash from operations compared to $38.0 million generated during fiscal year 2005. The $15.9 million decrease in the amount of cash generated from operations was largely driven by lower comparative net income, a $7.0 million decrease in deferred income taxes and a $5.9 million decrease in accounts receivable due largely to the downturn in revenues. The net loss was offset by several non-cash expenses, including $10.1 million of stock-based compensation expense and a $7.8 million increase in depreciation and amortization expense due largely to the amortization of intangible assets acquired in the SoHard and Echotek acquisitions. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During fiscal year 2005, we generated $38.0 million in cash from operations compared to $25.9 million generated in fiscal year 2004. The $12.1 million increase in the amount of cash generated from operations was primarily due to a $7.3 million increase in net income, a $4.9 million increase in non-cash depreciation and amortization expenses and deferred income taxes. These items increasing cash provided by operations were offset by several factors, including a $1.2 million increase in the year over year change in working capital items other than cash as compared with the previous year.

During fiscal year 2006, we used $35.4 million of cash for investing activities compared with $7.1 million generated from investing activities in fiscal year 2005. During fiscal year 2006, our net sales of marketable securities were $45.5 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $67.5 million and $11.4 million, respectively. Also impacting fiscal year 2006 investing cash flows was the purchase of certain licensed technologies for $2.0 million. During fiscal year 2005, our net sales of marketable securities were $34.7 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $16.2 million and $11.4 million, respectively.

During fiscal year 2005, we generated $7.1 million in cash from investing activities and used $146.8 million in investing activities during fiscal year 2004. In fiscal year 2005, our net sales of marketable securities were $34.7 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $16.2 million and $11.4 million, respectively. During fiscal year 2004, our investing activities consisted of net purchases of marketable securities of $123.8 million, $17.4 million for the acquisition of businesses and $5.6 million for purchases of property and equipment.

During fiscal year 2006, our financing activities used cash of $6.7 million, which primarily consisted of $12.3 million used for purchases of our common stock, offset by $5.9 million in proceeds from employee stock plans. During fiscal year 2005, financing activities used cash of $20.3 million, which primarily consisted of $25.0 million used for purchases of our common stock, offset by $6.1 million in proceeds from employee stock plans. In fiscal year 2004, financing activities provided cash of $122.6 million, including $120.9 million in net proceeds from a convertible debt offering, and did not include any stock repurchases during the year.

Currently, our prime source of liquidity comes from existing cash and marketable securities and cash expected to be generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, an alliance purchase agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures. If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

The terms of our mortgage note agreements contain certain covenants, which, among other provisions, require us to maintain a minimum tangible net worth. The mortgage note agreements also include significant prepayment penalties. We were not in compliance with the consolidated interest expense to earnings before interest and taxes and consolidated indebtedness to earnings before interest, taxes, depreciation and amortization covenants as of June 30, 2006. This non-compliance was largely due to the impact of the third and fourth quarter 2006 net losses. On April 21, 2006, the Company obtained a temporary waiver from the holders of the mortgage notes, effective through July 15, 2006 (and later extended to July 31, 2006), for the Company’s non-compliance with these covenants, after which time the Company would be required to meet these covenants. Subsequent to the expiration of the temporary waiver, the Company was not in compliance with the covenants. Accordingly, we have reclassified the mortgage notes from long-term to current as of June 30, 2006. If a mutually agreeable amendment to the covenant cannot be reached or if an agreement is reached but the covenants are not attainable and the mortgage note holders were to exercise their rights, we would be required to repay the outstanding principal, accrued interest plus the prepayment penalty (which as of June 30, 2006 was approximately $594).

The terms of our convertible senior notes contain certain contingent conversion provisions. Under certain circumstances, the notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the convertible notes may be converted on the final maturity date if, on or prior to May 1, 2019, the closing price of our common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of our common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest.

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2006:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable	$135,694	$10,067	$125,117	$78	$432
Interest due on notes payable	7,916	3,130	4,651	60	75
Inventory purchase obligations	19,484	19,484	—	—	—
Alliance agreement	70,935	875	15,040	43,020	12,000
License agreement	170	170	—	—	—
ERP agreements	549	549	—	—	—
Operating leases	6,313	2,055	2,483	1,413	362
Other long-term liabilities	126	—	126	—	—
Deferred compensation	1,564	—	1,564	—	—

	$242,751	$36,330	$148,981	$44,571	$12,869

Notes payable and interest due on notes payable consists of various domestic and foreign debt agreements and the interest due on such agreements. (See Note N of the Notes to the consolidated financial statements for further financial information regarding these agreements). Our pension obligation which is not included in the table above, and is included in accrued expenses in our consolidated balance sheets, is disclosed in Note Q of the Notes to the consolidated financial statements.

Inventory purchase obligations represent open non-cancelable purchase commitments for certain inventory components used in its normal supply-chain operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $19.5 million at June 30, 2006.

In June 2005, we entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement, as subsequently amended, is in effect until December 2011 and contains penalties for volume commitments and a variable early termination penalty that generally decreases over time based upon purchases. Aggregate minimum purchase commitments over the six-year term of the agreement total approximately $69.1 million. As of June 30, 2006, the total early termination fee was $1.9 million. Further, this agreement requires payments of $2.0 million related to the licensing of certain technology, $6.8 million related to the development of certain technologies and royalty payments based on future purchases capped at a maximum of $1.0 million (with a minimum of $0.2 million). Payments of $2.9 million were made during fiscal year 2006 in relation to this alliance agreement.

In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. In connection with the implementation of the ERP system upgrade, we entered into several agreements with a third-party relating to the initial phases of the implementation. As of June 30, 2006, there was $0.5 million of funds authorized that have not been expended related to the ERP effort.

Our standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, holds harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited.

RELATED PARTY TRANSACTIONS

A former member of our Board of Directors, who resigned his membership in September 2003, was a corporate officer of KLA-Tencor Corporation (KLA-Tencor). In the ordinary course of business, KLA-Tencor purchases products from us. In fiscal year 2004 revenues recognized by the Company from KLA-Tencor were $17.7 million. As of June 30, 2004, $5.8 million was included in accounts receivable, representing amounts due from KLA-Tencor for purchases of our products. As of June 30, 2004, we had no amounts payable to KLA-Tencor.

In 1996, we entered into a contract with NDC Development Associates, Inc. (Northland) to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of our chief executive officer. In January 2003, to assist with the design, permitting activities and oversight of the construction of a new facility, we entered into another agreement with Northland. The Company paid Northland fees of $0, $0 and $0.3 million during fiscal years 2006, 2005 and 2004, respectively. We owed no amounts to Northland as of June 30, 2006 and 2005.

In July 2004, we entered into a consulting contract with David Bertelli, the brother of our Chief Executive Officer and a former Vice President, for human resources consulting services. We paid David Bertelli $0 and $30,000 for consulting services for fiscal years 2006 and 2005 and owed no amounts under this agreement as of June 30, 2006. Additionally, we paid approximately $2,000 and $25,000 of life insurance premiums during fiscal years 2006 and 2005, respectively for the benefit of David Bertelli.

We have an at-will agreement with Wellness Edge, a private company owned, in part, by the daughter of our Chief Executive Officer, to manage the employee fitness center. We paid Wellness Edge, $10,000, $17,000 and $26,000 in relation to this agreement during fiscal years 2006, 2005 and 2004 and owed no amounts under this agreement as of June 30, 2006 and 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. While additional efforts will be necessary to measure and disclose this information, we do not expect the adoption of Interpretation No. 48 to have a material impact on our financial statements.

In June 2005, The FASB issued FSP FAS 143-1, Accounting for Electronic Waste Obligations. The obligations addressed in the FSP relate to those which might be created under the operation of Directive 2002/96/EC on Electrical and Electronic Equipment adopted by the European Union in February 2003. The FSP provides guidance on proper accounting for costs associated with retiring electronic equipment classified as “Historical” held by commercial users on or before August 13, 2005. Commercial users in EU countries that have adopted the law may be required to record an asset retirement obligation and to capitalize a related increase in the carrying value of the equipment subject to the directive utilizing concepts outlined under FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditions Asset Retirement Obligations. The effective date of this FSP is the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. We have evaluated whether the EU Directive is applicable to both our foreign subsidiaries and to shipments abroad from our U.S. subsidiaries. We have assessed the impact of the adoption of this accounting pronouncement and there was no material affect on our operating results.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005, however, early adoption is allowed. The Company adopted SFAS 154 during fiscal 2006. This adoption had no impact on fiscal 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in domestic interest rates. Investments with interest rate risk include short-term and long-term marketable securities. Fixed-rate debt obligations issued by us are generally not putable, with the exception of the convertible debt, and are not actively traded by us in the market. Therefore, we do not believe our exposure to interest rate risk is material for our fixed-rate debt, with the exception of the convertible debt.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Since the convertible debt was “out-of-the-money” at the end of fiscal year 2006, it was treated as a fixed-rate debt security and the analysis assumes that the entire principal amount is repaid in full at maturity and the exercise of the embedded equity option is ignored. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On these bases, the potential change in fair value from changes in interest rates is $0.6 million and $0.5 million as of June 30, 2006 and 2005, respectively.

FOREIGN CURRENCY RISK

We operate primarily in the United States. In fiscal years 2006 and 2005, 93% and 91% of our revenues were billed in U.S. dollars, respectively. However, an increasing portion of our business is conducted outside the United States through our foreign subsidiaries in the United Kingdom, Germany, Japan, and France, where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of these currencies. Local currencies are used as the functional currency for our subsidiaries in the United Kingdom, France, Germany, and Japan. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The impact of the movements in foreign currency exchange rates has been immaterial for all periods.

We have not entered into any financial derivatives instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for the year ended June 30, 2006. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in note B to the consolidated financial statements, Mercury Computer Systems, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective July 1, 2005, utilizing the modified prospective application transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Boston, Massachusetts

September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Mercury Computer Systems, Inc. (“Mercury”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Mercury’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Mercury maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mercury maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Mercury acquired Echotek Corporation and SoHard AG during fiscal 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, Echotek’s and Sohard’s internal control over financial reporting associated with total assets of $79.9 million and total revenues of $18.9 million included in the consolidated financial statements of Mercury as of and for the year ended June 30, 2006. Our audit of internal control over financial reporting of Mercury also excluded an evaluation of the internal control over financial reporting of Echotek and SoHard.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mercury as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for the year ended June 30, 2006 and the related financial statement schedule, and our report dated September 12, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/    KPMG LLP

Boston, Massachusetts

September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Mercury Computer Systems, Inc.:

In our opinion, the consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2005 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and its subsidiaries at June 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended June 30, 2005 and 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

September 13, 2005

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$22,983	$43,143
Marketable securities	113,057	131,702
Accounts receivable, net of allowance of $584 and $500 at June 30, 2006 and 2005, respectively	34,518	41,305
Inventory	19,870	16,691
Deferred tax assets, net	6,495	2,664
Prepaid expenses and other current assets	4,226	7,737

Total current assets	201,149	243,242
Marketable securities	26,162	53,382
Property and equipment, net	32,091	29,484
Goodwill	91,850	37,080
Acquired intangible assets, net	22,876	5,402
Deferred tax assets, net	7,535	4,481
Other non-current assets	4,783	5,327

Total assets	$386,446	$378,398

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,196	$8,627
Accrued expenses	5,635	6,471
Accrued compensation	9,146	13,965
Accrued warranty expenses	2,601	1,620
Notes payable	10,067	894
Income taxes payable	3,247	3,128
Deferred revenues and customer advances	12,844	9,434

Total current liabilities	57,736	44,139
Notes payable	125,627	134,997
Accrued compensation	1,564	1,281
Deferred tax liabilities, net	8,732	—
Other long-term liabilities	798	155

Total liabilities	194,457	180,572
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 21,053,279 and 21,006,016 shares issued and outstanding at June 30, 2006 and 2005 respectively	210	210
Additional paid-in capital	77,999	58,674
Retained earnings	113,808	139,785
Accumulated other comprehensive loss	(28)	(843)

Total shareholders’ equity	191,989	197,826

Total liabilities and shareholders’ equity	$386,446	$378,398

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended June 30,
	2006	2005	2004
Net revenues	$236,117	$250,172	$185,595
Cost of revenues	96,918	84,466	60,537

Gross profit	139,199	165,706	125,058
Operating expenses:
Selling, general and administrative	87,010	70,742	53,391
Research and development	61,154	50,072	38,648
Amortization of acquired intangible assets	7,976	2,353	914
In-process research and development	548	—	500
Restructuring .	1,952	—	—

Total operating expenses	158,640	123,167	93,453

(Loss) income from operations	(19,441)	42,539	31,605
Interest income	6,438	5,093	2,036
Interest expense	(4,102)	(4,166)	(1,441)
Other (expense) income, net	(5)	(343)	33

(Loss) income before income taxes	(17,110)	43,123	32,233
Income tax (benefit) provision	(942)	12,937	9,348

Net (loss) income	$(16,168)	$30,186	$22,885

Net (loss) earnings per share:
Basic	$(0.77)	$1.44	$1.08

Diluted	$(0.77)	$1.25	$1.03

Weighted-average shares outstanding:
Basic	20,977	21,028	21,122

Diluted	20,977	25,970	22,520

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumu- lated Other Compre- hensive Income (loss)	Total Shareholders’ Equity	Compre- hensive (Loss) Income
	Shares	Amount
Balance June 30, 2003	22,357	$223	$52,174	$(40,197)	$140,142	$314	$152,656
Exercise of common stock options	(1)			7,022	(4,402)		2,620
Issuance of common stock under employee stock purchase plan				1,839	(717)		1,122
Tax benefit from stock options			1,439				1,439
Stock-based compensation			269				269
Comprehensive income:
Net income					22,885		22,885	$22,885
Net unrealized loss on securities						(290)	(290)	(290)
Foreign currency translation adjustments						156	156	156

								$22,751

Balance June 30, 2004	22,356	223	53,882	(31,336)	157,908	180	180,857
Exercise of common stock options	320	3	4,737				4,740
Issuance of common stock under employee stock purchase plan	64	1	1,404				1,405
Tax benefit from stock options			1,814				1,814
Retirement of common stock	(1,067)	(10)	(4,384)	31,336	(26,942)
Repurchase of common stock	(874)	(9)	(3,590)		(21,367)		(24,966)
Common stock issued for acquisitions	207	2	4,811				4,813
Comprehensive income:
Net income					30,186		30,186	$30,186
Net unrealized loss on securities						(189)	(189)	(189)
Foreign currency translation adjustments						(834)	(834)	(834)

								$29,163

Balance June 30, 2005	21,006	$210	$58,674	—	$139,785	$(843)	$197,826
Exercise of common stock options	311	3	4,559				4,562
Issuance of common stock under employee stock purchase plan	91	1	1,355				1,356
Tax benefit from stock options			566				566
Repurchase of common stock	(532)	(5)	(2,470)		(9,809)		(12,284)
Common stock issued for acquisitions	177	1	5,171				5,172
Stock-based compensation			10,144				10,144
Comprehensive (loss) income:
Net loss					(16,168)		(16,168)	$(16,168)
Net unrealized loss on securities						(345)	(345)	(345)
Foreign currency translation adjustments						1,160	1,160	1,160

								$(15,353)

Balance June 30, 2006	21,053	$210	$77,999	—	$113,808	$(28)	$191,989

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For The Years Ended June 30
	2006	2005	2004
Cash flows from operating activities:
Net income	$(16,168)	$30,186	$22,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,560	9,718	7,269
Stock-based compensation	10,144	—	269
Tax benefit from stock options	566	1,814	1,439
Changes in deferred income taxes	(5,971)	1,036	(1,423)
Non-cash interest	840	855	137
Impairment of assets	—	801	185
In-process research and development	550	—	500
Gross tax windfall from stock-based compensation	(581)	—	—
Other non-cash expenses	—	127	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	10,404	4,517	(19,178)
Inventory	(1,636)	(3,969)	343
Prepaid expenses and other current assets	4,412	(2,260)	(1,172)
Other assets	(301)	44	(394)
Accounts payable and accrued expenses	(2,138)	(554)	6,703
Deferred revenues and customer advances	3,331	226	3,897
Income taxes payable	119	(3,818)	4,482
Other long term liabilities	922	(737)	—

Net cash provided by operating activities	22,053	37,986	25,942

Cash flows from investing activities:
Purchases of marketable securities	(139,928)	(237,604)	(153,759)
Sales and maturities of marketable securities	185,448	272,298	30,002
Acquisition of businesses, net of cash acquired	(67,508)	(16,184)	(17,425)
Purchases of property and equipment	(11,402)	(11,409)	(5,599)
Acquired intangible assets	(2,000)	—	—

Net cash provided by (used in) investing activities	(35,390)	7,101	(146,781)

Cash flows from financing activities:
Proceeds from employee stock plans	5,918	6,145	3,742
Gross tax windfall from stock-based compensation	581	—	—
Repurchases of common stock	(12,284)	(24,966)	—
Proceeds from convertible debt offering, net	—	—	120,889
Payments of principal under notes payable and of capital lease obligations	(867)	(1,447)	(2,016)

Net cash provided by (used in) financing activities	(6,652)	(20,268)	122,615

Effect of exchange rate changes on cash and cash equivalents	(171)	(371)	(239)

Net increase in cash and cash equivalents	(20,160)	24,448	1,537
Cash and cash equivalents at beginning of year	43,143	18,695	17,158

Cash and cash equivalents at end of year	$22,983	$43,143	$18,695

Cash paid during the year for:
Interest	$4,148	$4,207	$991
Income taxes, net	4,343	13,799	4,122
Supplemental disclosures – non-cash activities:
Issuance of restricted stock awards to employees	$11,071	—	—
Issuance of common stock related to acquisitions	(5,172)	(4,813)	—

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

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts in the consolidated financial statements for fiscal year 2004, including amounts for cash and cash equivalents, auction rate securities, deferred revenue and accounts receivable have been reclassified to conform to the fiscal year 2005 and 2006 presentation. Certain amounts in the consolidated financial statements for fiscal year 2005, including amounts for treasury stock, deferred revenue, accounts receivable and notes payable have been reclassified to conform to the fiscal year 2006 presentation. These reclassifications had no effect on the previously reported net income or shareholders’ equity.

In the fourth quarter of fiscal 2006, the Company reclassified its presentation of unpaid deferred revenue to deferred revenue to conform with current year presentation. Previously, all unpaid deferred revenue was classified as a contra-accounts receivable balance. Accordingly, the Company has revised the classification to exclude unpaid deferred revenue from accounts receivable, thus increasing the balance by $1,272 at June 30, 2005 and to include such amounts in deferred revenue and customer advances. In addition, the Company has made corresponding adjustments to the accompanying statements of cash flows which resulted in a change in cash provided by certain operating assets and liabilities, but did not impact the total cash provided by operating activities. This change in classification does not affect the previously reported consolidated statement of operations.

In the second quarter of fiscal 2006, the Company concluded that it was appropriate to classify a portion of the costs associated with the Company’s retirement of treasury stock and common stock as a result of the enactment of the Massachusetts Business Corporation Act as a reduction of retained earnings. Previously, all such costs were classified as a reduction in additional paid-in capital. Accordingly, the Company has revised the classification to increase additional paid-in capital by $48,309 and to decrease retained earnings by $48,309 at June 30, 2005. This change in classification does not affect the previously reported consolidated statement of operations or consolidated statement of cash flows.

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

For multiple-element arrangements, the Company defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement, and the delivery or performance of the undelivered item must be considered probable and substantially within the control of the Company. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement.

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

The Company also engages in long-term contracts for the development, production and services activities which it accounts for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied on a retrospective basis, that is to say when adjustments in estimated contract costs are identified, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods.

With very limited exceptions, the Company does not provide its customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated warranty costs upon product shipment. Currently, for the few commercial products that have rights of product return, the Company defers revenue until the return period ends due to the limited sales and returns history related to these products.

Revenue from product royalties are recognized upon receipt of payment by the Company unless another reasonable and reliable method of recognition is more appropriate.

DEFERRED REVENUES AND CUSTOMER ADVANCES

Deferred revenues consist of deferred product revenue and, to a lesser extent, deferred service revenue. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because one or more of the conditions for revenue recognition have not been met. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts, which are recognized ratably over the term of the arrangements. Customer advances represent deposits received from customers on an order.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with remaining maturities of 90 days or less at the date of purchase, are carried at fair market value.

MARKETABLE SECURITIES

The Company classifies investments in marketable securities as available-for-sale at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2006 and 2005. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income or expense. For determinations of gain or loss, the cost of securities sold is based on the specific identification method.

The fair value of cash equivalents and short-term and long-term investments in marketable securities represents the quoted market prices at the balance sheet dates. Debt securities with maturities at date of purchase of greater than 90 days but less than one year to maturity at a particular balance sheet date are classified as short-term marketable securities. Debt securities that have remaining maturities of greater than one year at a particular balance sheet date are classified as long-term marketable securities.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2006 and 2005, the Company had approximately $8,841 and $18,051, respectively, of cash on deposit or invested with its primary financial and lending institution. There are no significant concentrations of investments in corporate debt securities with any single issuer of debt securities.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2006, six customers accounted for 50% of the Company’s receivables. At June 30, 2005, four customers accounted for 61% of the Company’s receivables.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company reduces the value of reporting inventory for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets result from the Company’s various business acquisitions (see Note M to the consolidated financial statements) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of up to six years.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of (a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for any of the years ended June 30, 2006, 2005 and 2004.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During the years ended June 30, 2006, 2005 and 2004, advertising expenses totaled $500, $50 and $141, respectively, and were included in selling, general and administrative expense in the consolidated statements of operations.

PRODUCT WARRANTY LIABILITY

The Company’s product sales generally include a 12 or 18–month standard hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year standard hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

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

NET EARNINGS PER SHARE

Basic net earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is calculated by dividing net income by the sum of the weighted-average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock-based compensation.

If dilutive, calculations of diluted earnings per share also include the effect of the assumed conversion of the Company’s contingently convertible notes into shares of common stock, including an increase to reported net income for interest expense (net of tax) incurred on the notes that would not have been incurred if the debt had, in fact, been converted.

STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results were not restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Further, the

Company has elected under SFAS 123R to recognize the fair value of awards with pro-rata vesting on a straight-line basis. Previously, the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The Company’s determination of fair value of stock-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

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

The components of accumulated other comprehensive (loss) income were as follows:

	Years Ended June 30,
	2006	2005
Accumulated foreign currency translation adjustments	$704	$(455)
Accumulated net unrealized losses on securities	(732)	(388)

Total accumulated other comprehensive (loss) income	$(28)	$(843)

FOREIGN CURRENCY

Local currencies are used as the functional currency for the Company’s subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income (loss) in shareholders’ equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and were immaterial for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. While additional efforts will be necessary to measure and disclose this information, the Company does not expect the adoption of Interpretation No. 48 to have a material impact on its financial statements.

In June 2005, The FASB issued FSP FAS 143-1, Accounting for Electronic Waste Obligations. The obligations addressed in the FSP relate to those which might be created under the operation of Directive 2002/96/EC on Electrical and Electronic Equipment adopted by the European Union in February 2003. The FSP provides guidance on proper accounting for costs associated with retiring electronic equipment classified as “Historical” held by commercial users on or before August 13, 2005. Commercial users in EU countries that have adopted the law may be required to record an asset retirement obligation and to capitalize a related increase in the carrying value of the equipment subject to the directive utilizing concepts outlined under FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditions Asset Retirement Obligations. The effective date of this FSP is the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. The Company has evaluated whether the EU Directive is applicable to both its foreign subsidiaries and to shipments abroad from its U.S. subsidiaries. Management has assessed the impact of the adoption of this accounting pronouncement and there was no material affect on operating results.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005, however, early adoption is allowed. The Company adopted SFAS 154 during fiscal 2006. This adoption had no impact on fiscal 2006.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 948,090 shares available for future grant under the 2005 Plan at June 30, 2006.

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

The following table summarizes activity of the Company’s stock option plans since June 30, 2004:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2004	4,533,495	$24.18	7.11
Grants	1,083,150	26.64
Exercises	(320,349)	14.80
Cancellations	(211,768)	27.45

Outstanding at June 30, 2005	5,084,528	25.16	6.83
Grants	654,300	19.32
Exercises	(311,186)	14.66
Cancellations	(591,047)	27.96

Outstanding at June 30, 2006	4,836,595	$24.70	6.38

Information related to the stock options outstanding as of June 30, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price	Exercisable Weighted Average Remaining Contractual Term (years)
$ 2.00 - $19.01	1,323,862	6.08	$14.53	784,112	$12.94
$19.02 - $23.44	787,276	6.62	$21.11	468,587	$21.39
$23.45 - $26.88	849,278	7.47	$24.66	402,504	$24.83
$26.89 - $30.06	815,327	6.18	$28.73	620,615	$28.94
$30.07 - $39.63	768,002	6.40	$33.83	768,002	$33.83
$39.64 - $52.00	292,850	4.55	$45.26	292,850	$45.26

$ 2.00 - $52.00	4,836,595	6.38	$24.70	3,336,670	$26.18	5.49

Options for the purchase of 3,405,084 and 2,414,435 shares were exercisable at June 30, 2005 and 2004, respectively, with a weighted-average exercise price of $26.48 and $24.05.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2006 was $3,047. The intrinsic value of the options exercised during fiscal year 2006 was $1,923. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2006, there was $16,623 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.5 years from June 30, 2006.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2005:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2005	—	$—
Granted	610,516	18.13
Vested	—	—
Forfeited	(17,920)	17.27

Outstanding at June 30, 2006	592,596	$18.16

Nonvested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2006, there was $9,931 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years from June 30, 2006. The total fair value of nonvested restricted stock awards that vested during the year ended June 30, 2006 was $0.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. The number of shares issued under the ESPP during fiscal years 2006, 2005 and 2004 was 90,807, 63,717 and 62,371, respectively. Shares available for future purchase under the ESPP totaled 35,581 at June 30, 2006.

STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans. On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results were not restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Stock-based employee compensation expense was $10,144 before tax) for fiscal year 2006. Previously, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for fiscal year 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

Year Ended June 30, 2006
Cost of revenues	$648
Selling, general and administrative	7,113
Research and development	2,383

Share-based compensation expense before tax	10,144
Income tax benefit	2,529

Net compensation expense	$7,615

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, through disclosure only. The following table illustrates the effect on net income and earnings per share for fiscal years 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Year Ended June 30,
	2005	2004
Net income as reported	$30,186	$22,885
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	66
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(18,644)	(14,042)

Pro forma net income – Basic	$11,542	$8,909

Add: Interest and amortization of deferred financing costs, net of tax, related to convertible notes	2,354	404

Pro forma net income – Diluted	$13,896	$9,313

Net income per share:
Basic – as reported	$1.44	$1.08
Basic – pro forma	$0.55	$0.42
Diluted – as reported	$1.25	$1.03
Diluted – pro forma	$0.54	$0.41

The weighted-average grant-date fair values of options granted during fiscal years 2006, 2005 and 2004 were $10.62, $17.79 and $15.08, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended June 30,
	2006	2005	2004
Option life	6 years	6 years	6 years
Risk-free interest rate	4.72%	3.94%	3.48%
Stock volatility	53%	73%	76%
Dividend rate	0%	0%	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The fiscal 2006 stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during fiscal years 2006, 2005 and 2004 were $6.56, $7.29 and $6.74, respectively per right. The fair value of the employees’ stock purchase rights were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended June 30,
	2006	2005	2004
Option life	6 months	6 months	6 months
Risk-free interest rate	4.87%	3.00%	1.29%
Stock volatility	42%	34%	62%
Dividend rate	0%	0%	0%

During the fiscal year 2006, the Company granted 610,516 shares of nonvested restricted common stock to certain employees and officers as permitted under the 1997 and 2005 Stock Plans. These restricted stock grants either vest ratably in annual tranches over three years, four years or cliff vest after four years and are subject to forfeiture if employment terminates during the prescribed retention period. Compensation expense for the number of shares issued is recognized ratably over the service period and is recorded in the consolidated statement of operations as a component of cost of revenues, selling, general and administrative and research and development expense. During fiscal year 2006, $1,050 of compensation expense was recognized related to these restricted stock awards.

In addition, the Company recorded stock-based compensation expense of $0, $0 and $176 during fiscal years 2006, 2005 and 2004, respectively, for stock options granted to non-employees. Such amounts reflect the fair value of options upon their final vesting dates as well as adjustments for the revaluation of a portion of the unvested options at each period-end. The fair value of these non-employee stock option grants was calculated using the Black-Scholes option-pricing model.

On June 20, 2005, prior to the adoption of SFAS 123R, the Company accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $29.00 or greater. As a result, vesting was accelerated for options to purchase 552,097 shares of the Company’s common stock with a weighted-average exercise price of $32.21 and exercise prices per share ranging from $29.26 to $40.85, including options to purchase 51,565 shares held by the Company’s executive officers and no options held by the Company’s non-employee directors. By taking this action, the Company reduced the amount of compensation expense recorded in subsequent, post-SFAS 123R, fiscal periods. No compensation expense was recorded in the Company’s consolidated statement of operations for the year ended June 30, 2005 related to this action as these options had no intrinsic value on June 20, 2005. For purposes of the SFAS No. 123 pro forma calculation above, the expense related to the options that were accelerated was $6.3 million, net of tax, for the year ended June 30, 2005.

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except share and per share data):

	Years Ended June 30,
	2006	2005	2004
Net (loss) income—basic	$(16,168)	$30,186	$22,885
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	2,354	404

Adjusted net income—for calculation of diluted (loss) earnings per share	$(16,168)	$32,540	$23,289

Shares used in computation of net (loss) earnings per share—basic	20,977	21,028	21,122
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	4,135	717
Stock options	—	807	681

Shares used in computation of net (loss) earnings per share—diluted	20,977	25,970	22,520

Net (loss) earnings per share—basic	$(0.77)	$1.44	$1.08

Net (loss) earnings per share—diluted	$(0.77)	$1.25	$1.03

Equity instruments to purchase 5,429,191, 1,910,246 and 2,021,449 shares of common stock, were not included in the calculation of diluted net (loss) earnings per share for the year ended June 30, 2006, 2005 and 2004, respectively, because the equity instruments were antidilutive.

During the year ended June 30, 2005, the Company adopted the guidance of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The guidance requires the inclusion in diluted earnings per share calculations of the effect of notes that are contingently convertible into shares of common stock, with restatement of reported amounts for periods prior to adoption. As a result of adoption, the calculations of diluted net income per share for the years ended June 30, 2005 and 2004 (i) include 4,135,000 and 717,000 shares, respectively, which represent the securities issuable under the Company’s outstanding Convertible Senior Notes issued in fiscal year 2004 and (ii) reflect increases to reported net income of $2,354 and $404 respectively, representing the interest expense (including amortization of deferred financing costs) incurred, net of tax, related to the Convertible Senior Notes that would have not have been incurred had the notes been converted into common stock, as assumed per the calculation. Further, for the year ended June 30, 2006, the effect of the convertible debt would be antidilutive, thus the convertible debt had no impact on the dilutive net (loss) earnings per share calculation.

E. Marketable Securities

Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
JUNE 30, 2006
Short-term marketable securities:
Taxable notes and bonds and money market instruments	$113,587	$—	$(530)	$113,057

Long-term marketable securities:
Taxable notes and bonds and money market instruments	$26,364	$—	$(202)	$26,162

JUNE 30, 2005
Short-term marketable securities:
Taxable notes and bonds and money market instruments	$97,255	$—	$(222)	$97,033
Tax-exempt municipal notes and bonds and money market instruments	34,701	—	(32)	34,669

	$131,956	$—	$(254)	$131,702

Long-term marketable securities:
Taxable notes and bonds and money market instruments	$53,513	$—	$(131)	$53,382

The Company’s investments in long-term marketable securities had remaining maturities ranging from one to two years at June 30, 2006 and 2005, respectively. For the years ended June 30, 2006, 2005 and 2004, realized gains and losses from the sale of marketable securities were immaterial.

F. Inventory

Inventory was comprised of the following at June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
Raw materials	$6,032	$5,885
Work in process	9,666	7,471
Finished goods	4,172	3,335

Total	$19,870	$16,691

There are no amounts in inventory relating to contracts having production cycles longer than one year. In fiscal 2006, the Company recorded a significant inventory write-off of approximately $5,000 which was the result of several factors including a decline in revenues of the Defense business and shifts in technology that resulted in inventory becoming obsolete.

G. Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2006	2005
Computer equipment and software	$55,026	$45,035
Buildings	15,823	15,821
Furniture and fixtures	6,932	6,385
Land	3,350	3,350
Building and leasehold improvements	3,357	2,361
Machinery and equipment	1,224	831

	85,712	73,783
Less: accumulated depreciation and amortization	(53,621)	(44,299)

	$32,091	$29,484

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2006, 2005 and 2004 was $9,584, $7,364 and $6,355 respectively.

At June 30, 2006 and 2005 the Company had $5 and $0, respectively, in construction in process (CIP) related to the Company’s implementation of Oracle’s enterprise resource procurement (ERP) system, which is classified as computer software. The Company capitalized $1,739 related to the ERP system in fiscal 2006 and has placed $1,734 into service through June 30, 2006. The Company does not depreciate CIP until it is placed into service.

H. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has four operating and reportable segments which were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•	Defense Business Unit (Defense), formerly Defense Electronics Group – This segment provides high-performance embedded computer systems as standard products to the defense markets by using COTS and selected rugged components. This segment also provides customized design services to meet the specified requirements of a military application. During fiscal year 2006, the Company acquired Echotek Corporation and their results are reported in this operating segment.

•	Commercial Imaging and Visualization Business Unit (CIV), formerly Imaging and Visualization Solutions Group – This segment provides high-performance embedded computer systems and two-dimensional (2D) and three-dimensional (3D) image processing and visualization software to the imaging and visualization market including life sciences (medical imaging and biotechnology), geoscience (earth sciences including oil and gas exploration), and simulation (commercial and defense). During fiscal year 2006, the Company acquired SoHard AG and their results are reported in this operating segment.

•	Advanced Solutions Business Unit (Advanced Solutions), formerly OEM Solutions Group – This segment provides a host of high-performance I/O bandwidth computer systems, services and licenses of intellectual property for the semiconductor (photomask generation, reticle inspection and wafer inspection), telecommunication, military and aerospace markets.

•	Modular Products and Services Business Unit (MPS), formerly Momentum Computer Group – This segment provides quick turn-around design for application-specific processor and high-performance I/O boards for the telecommunications, military and aerospace markets.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies.” The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Stock Compensation Expense	Eliminations	Total
YEAR ENDED JUNE 30, 2006
Net revenues to unaffiliated customers	$131,285	$51,847	$41,706	$11,279	$—	$—	$236,117
Intersegment revenues	—	—	—	1,372	—	(1,372)	—

Net revenues	131,285	51,847	41,706	12,651	—	(1,372)	236,117
Income (loss) from operations	(2,671)	(5,064)	227	(1,626)	(10,144)	(163)	(19,441)
Depreciation and amortization expense	11,599	3,681	1,725	555	—	—	17,560
YEAR ENDED JUNE 30, 2005
Net revenues to unaffiliated customers	$148,180	$49,195	$48,408	$4,389	—	—	$250,172
Intersegment revenues	—	—	—	451	—	(451)	—

Net revenues	148,180	49,195	48,408	4,840	—	(451)	250,172
Income (loss) from operations	36,688	4,423	3,610	(1,963)	—	(219)	42,539
Depreciation and amortization expense	5,485	1,973	1,408	852	—	—	9,718
YEAR ENDED JUNE 30, 2004
Net revenues	$125,955	$32,899	$26,741	—	—	—	$185,595
Income (loss) from operations	31,843	1,606	(1,844)	—	—	—	31,605
Depreciation and amortization expense	5,117	1,114	1,038	—	—	—	7,269

The geographic distribution of the Company’s revenues and long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2006
Net revenues to unaffiliated customers	$203,888	$24,469	$7,760	$—	$236,117
Inter-geographic revenues	14,854	285	5	(15,144)	—

Net revenues	218,742	24,754	7,765	(15,144)	236,117
Identifiable long-lived assets	114,458	36,793	349	—	151,600
YEAR ENDED JUNE 30, 2005
Net revenues to unaffiliated customers	$228,973	$13,084	$8,115	$—	$250,172
Inter-geographic revenues	12,588	4,449	105	(17,142)	—

Net revenues	241,561	17,533	8,220	(17,142)	250,172
Identifiable long-lived assets	62,804	14,205	284	—	77,293

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the years shown below are as follows:

	Years Ended June 30,
	2006	2005	2004
Customer A (Defense)	15%	14%	12%
Customer B (Advanced Solutions)	11%	14%	*
Customer C (Defense)	12%	11%	11%
Customer D (Commercial Imaging and Visualization)	10%	11%	11%

	48%	50%	34%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective year.

I. Goodwill and Acquired Intangible Assets

Acquired intangible assets result from the purchase of certain licensed technologies and the Company’s acquisition of Myriad Logic, Inc., the TGS Group, Advanced Radio Corporation, Momentum Computer, Inc., SoHard AG and Echotek Corporation and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of up to six years. Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the identifiable assets on the date of purchase. In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; rather goodwill is tested for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. In prior fiscal years, the Company completed its annual goodwill impairment test in the third fiscal quarter. In fiscal 2006, after the Company’s goodwill impairment test was completed in the third fiscal quarter, the Company changed the annual goodwill impairment test date to the fourth fiscal quarter to align with the Company’s normal business process for updating the Company’s strategic plan and forecasts, which is finalized each year in the fourth fiscal quarter. As a result of this change in the method of applying an accounting principle, which the Company believes is preferable, the Company performed an additional goodwill impairment test in the fourth fiscal quarter of 2006. The Company noted that neither the third nor fourth quarter tests resulted in the identification of any impairment. Further, the Company noted that this accounting change had no effect on current or prior period results.

The changes in the carrying amount of goodwill for the years ended June 30, 2006, 2005 and 2004 were as follows:

	Defense	Commercial Imaging and Visualization	Modular Products and Services	Total
JUNE 30, 2004 balance	$9,867	$19,142	$—	$29,009
Goodwill recorded	—	—	9,575	9,575
Goodwill adjustments recorded	(19)	(206)	(523)	(748)
Foreign currency translation	—	(756)	—	(756)

JUNE 30, 2005 balance	$9,848	$18,180	$9,052	$37,080
Goodwill recorded	36,451	17,157	—	53,608
Goodwill adjustments recorded	—	—	—	—
Foreign currency translation	—	1,162	—	1,162

JUNE 30, 2006 balance	$46,299	$36,499	$9,052	$91,850

The increase in goodwill during fiscal year 2006 consisted of an increase of $17,157 related to the acquisition by the Company of SoHard AG acquisition (see Note M to the consolidated financial statements), an increase of $36,451 related to the acquisition of Echotek Corporation acquisition (see Note M to the consolidated financial statements) and an increase of $1,162 related to foreign currency translation adjustments.

The increase in goodwill during fiscal year 2005 was primarily the result of the Company’s acquisition of Momentum Computer, Inc. (see Note M to the consolidated financial statements) which resulted in an increase of goodwill of $9,052, net of a reduction of $523 related to the net operating loss carryforwards of MCI determined based on final tax returns. Offsetting these amounts is the foreign currency translation adjustment impact of $756 and two opening balance sheet adjustments totaling $206 recorded related to the TGS Group acquisition (see Note M to the consolidated financial statements).

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
JUNE 30, 2006
Completed technology	$17,330	$(7,483)	$9,847	3.3 years
Customer relationships	12,206	(2,646)	9,560	5.4 years
Licensing agreements, trademarks and patents	3,689	(309)	3,380	5.0 years
Backlog	1,746	(1,746)	0	0.4 years
Non-compete agreements	135	(46)	89	3.0 years

	$35,106	$(12,230)	$22,876

JUNE 30, 2005
Completed technology	$5,208	$(2,991)	$2,217	4.4 years
Customer relationships	3,489	(562)	2,927	5.6 years
Licensing agreement	338	(80)	258	5.0 years
Backlog	549	(549)	—	0.4 years

	$9,584	$(4,182)	$5,402

JUNE 30, 2004
Completed technology	$5,316	$(1,794)	$3,522	4.4 years
Customer relationships	1,710	(56)	1,654	5.0 years
Licensing agreement	365	(12)	353	5.0 years

	$7,391	$(1,862)	$5,529

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

Amortization expense related to acquired intangible assets for the years ended June 30, 2006, 2005 and 2004 was $7,976, $2,353 and $914, respectively. Estimated future amortization expense for acquired intangible assets remaining at June 30, 2006 is $7,585 for fiscal 2007, $7,585 for fiscal 2008, $3,958 for fiscal 2009, $2,354 for fiscal 2010, and $1,394 thereafter.

J. Commitments and Contingencies

LEGAL CLAIMS

On January 31, 2006, the Company received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al., filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with the Company and certain of its subsidiaries. The complaint alleges infringement by SMT of U.S. patent number 6,765,570, and seeks injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006 the Company notified SMT that it would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including the Company’s right to control and direct the defense of the action on behalf of SMT. The Company believes there are meritorious defenses to the complaint and the Company intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company’s consolidated financial position, results of operations or cash flows in the period in which the litigation is resolved. No amounts have been accrued for this loss contingency.

The Company is also subject to other legal proceedings, claims and tax audits that arise in the ordinary course of business. The Company does not believe the outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

INDEMNIFICATION OBLIGATIONS

The Company’s standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited

PURCHASE COMMITMENTS

In June 2005, the Company entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement, as subsequently amended, is in effect until December 2011 and contains penalties for volume commitments and a variable early termination penalty that generally decreases over time based upon purchases. Aggregate minimum purchase commitments over the six-year term of the agreement total $69,090. As of June 30, 2006, the total early termination fee was $1,870. Further, this agreement requires payments of $2,000 related to the licensing of certain technology, $6,750 related to the development of certain technologies and royalty payments based on future purchases capped at a maximum of $1,000 (with a minimum of $200). Payments totaling $2,900 were made during fiscal 2006 in relation to this alliance agreement.

In July 2005, the Company began an ERP system upgrade to improve our ERP system capabilities and processes. In connection with the implementation of the ERP system upgrade, the Company entered into several agreements with a third-party relating to the initial phases of the implementation. As of June 30, 2006, there was $549 of funds authorized that have not been expended related to the ERP effort.

As of June 30, 2006, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $19,484.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2013. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the years ended June 30, 2006, 2005 and 2004 was $2,440, $1,780, and $1,100, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2007	$2,055
2008	1,467
2009	1,016
2010	797
2011	616
Thereafter	362

Total minimum lease payments	$6,313

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

In July 2005, the Company’s Board of Directors authorized a second share repurchase program for up to $20,000 of the Company’s currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2006, 531,824 shares of common stock were repurchased under this program for a total cost of $12,284.

L. Product Warranty Liability

All of the Company’s product sales generally include a 12 or 18-month standard hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the years ended June 30, 2006, 2005 and 2004:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Beginning balance at June 30,	$1,620	$1,135	$925
Accruals for warranties issued during the period	5,044	2,398	2,147
Warranty liabilities assumed in acquisitions	101	25	—
Settlements made during the period	(4,164)	(1,938)	(1,937)

Ending balance at June 30,	$2,601	$1,620	$1,135

The Company recorded $85 and $16, respectively, for the fair value of product warranty liabilities assumed in connection with the acquisitions of Echotek Corporation and SoHard AG during the year ended June 30, 2006.

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

Advanced Radio Corporation

On June 1, 2004, Mercury completed its acquisition of Advanced Radio Corporation (ARC). ARC is a developer of radio frequency (RF) products used in signals intelligence (SIGINT) applications and commercial opportunities such as wireless infrastructure testing. The total purchase price of $6,760 consisted of $6,603 in cash plus $157 of transaction costs directly related to the acquisition. The transaction also includes contingent payments of up to an aggregate of $1,500 in cash payable over three years, which will be treated recorded as compensation expense if and as it is incurred. The results of ARC’s operations have been included in the Company’s consolidated financial statements since June 1, 2004.

The purchase price as of the acquisition date was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Other assets	$76
Property and equipment	82
Inventory	299
Acquired intangible assets (completed technology)	770
In-process research and development	500
Deferred tax assets, net	131
Goodwill	5,642
Current liabilities	(339)
Short-term notes payable (repaid subsequent to the acquisition date)	(401)

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

The acquisition of MCI has been accounted for in accordance with SFAS No. 141, Business Combinations. The total purchase price for the acquisition of MCI was $13,790, consisting of cash payments of $13,587, and transaction costs of $203 directly related to the acquisition. The results of MCI’s operations have been included in the Company’s consolidated financial statements since December 7, 2004. Prior to that date, the Company recorded its pro rata share of MCI’s net operating results under the equity method of accounting.

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

SoHard AG

On July 1, 2005, the Company acquired SoHard AG (SoHard) for a purchase price of $23,294 (including direct transaction costs of $1,003). SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Fuerth, Germany. The results of SoHard’s operations have been included in the Company’s consolidated financial statements since July 1, 2005.

The acquisition of SoHard was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were determined by management using the assistance of independent third-party appraisals. The tangible long-lived assets were valued using the cost approach, while the intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair values of the tangible and intangible assets and liabilities was allocated to goodwill. Goodwill and intangible assets recognized in this transaction are not deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing and future product offering; (2) the Company’s ability to protect its existing competitive advantages within certain product lines of its Commercial Imaging and Visualization Business Unit; and (3) the potential to sell Mercury products to existing SoHard customers.

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

$23,294

The purchase price allocation was finalized in fiscal 2006, upon completion of the fair-value appraisals of intangible assets and final assessment of the fair values of certain assumed assets and liabilities.

As of June 30, 2006, there was approximately $532 of unpaid purchase price related to the SoHard acquisition. This liability is accrued and recorded in the consolidated balance sheet in accrued expenses and is expected to be paid by July 2006.

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

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Customer relationships	6 years
Other acquired intangible assets (customer backlog, non-compete and completed technology)	0.5 to 3 years

The pro forma statements reflecting the operating results of SoHard as if SoHard had been acquired as of July 1, 2003 would not differ materially from the operating results of the Company as reported.

Echotek Corporation

On August 31, 2005, the Company purchased Echotek Corporation (Echotek) for a purchase price of $50,274 (including direct transaction costs of $368). The purchase price (excluding transaction costs) was paid in a combination of cash totaling $44,734 and 177,132 shares of Mercury common stock. The 177,132 shares of common stock were valued at $5,172 based on the average closing price of the Company’s common stock for the five-day period including two days before and after July 12, 2005, the date the Company executed the related merger agreement and announced the transaction. Based in Huntsville, Alabama, Echotek is a market leader in the development of data acquisition products. The results of Echotek’s operations have been included in the Company’s consolidated financial statements since September 1, 2005.

The acquisition of Echotek was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were determined management using the assistance of independent third-party appraisals. The tangible long-lived assets were valued using the cost approach, while the intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair value of the tangible and intangible assets and liabilities was allocated to goodwill. Goodwill and intangible assets recognized in this transaction are not deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing and future product offering; (2) the Company’s intentions to utilize its financial stability and market presence to attract new customers that were not then customers of Echotek; and (3) the potential to continue developing next-generation technologies from the acquired workforce.

The purchase price as of August 31, 2005 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Accounts receivable	$2,397
Inventory	1,219
Prepaid expenses and other current assets	133
Property and equipment	431
Other assets	2
Goodwill	36,451
Completed technology	10,230
Customer relationships	5,300
Other acquired intangible assets (customer backlog and trademarks)	2,050
In-process research and development	100
Current liabilities	(989)
Deferred tax liabilities, net	(7,050)

$50,274

The purchase price allocation was finalized in fiscal 2006, upon completion of the fair-value appraisals of intangible assets and final assessment of the fair values of certain assumed assets and liabilities.

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

The following table presents the Company’s unaudited pro forma results of operations for the years ended June 30, 2006 and 2005, as if the Echotek acquisition had occurred at the beginning of each fiscal year. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $772 and $5,483 during fiscal years 2006 and 2005, respectively), adjustments to eliminate inter-company transactions (totaling $13 and $339 during the fiscal years 2006 and 2005, respectively), adjustments to capitalize labor and overhead costs (totaling $150 during fiscal year 2005), adjustments for non-recurring items (totaling $741 of bonuses directly related to the acquisition during fiscal years 2006) and adjustments for income tax effects (totaling $131 and $336 during fiscal years 2006 and 2005, respectively). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

For the years ended June 30,	2006	2005
Net revenues	$239,661	$269,762
Net (loss) income	(16,175)	30,972
Net (loss) earnings per share—basic	(0.77)	1.46
Net (loss) earnings per share—diluted	(0.77)	1.27

N. Note Payable

Notes payable consisted of the following:

	June 30,
	2006	2005
Convertible senior notes payable	$125,000	$125,000
Mortgage notes payable	9,997	10,828
Other notes payable	697	63
Less: current portion	(10,067)	(894)

Total non-current notes payable	$125,627	$134,997

The following summarizes the future cash payment obligations (excluding interest) as of June 30, 2006 (assuming the convertible senior notes are redeemed on the first optional redemption date):

Year Ending June 30,
2007	$10,067
2008	78
2009	125,039
2010	39
2011	39
Thereafter	432

$135,694

Convertible Senior Notes Payable

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted on the final maturity date if, on or prior to May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, they may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest. As of June 30, 2006, no circumstances existed and no events had occurred that made the Notes convertible.

Upon certain events involving a change in control of the Company, the holders of the Notes may elect to convert the Notes or require the Company to repurchase the Notes. The holders may also require the Company to repurchase the Notes, in whole or in part, on May 1, 2009, 2014 or 2019 or if the Company’s common stock is neither listed nor approved for trading on specified markets.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the year ended June 30, 2006 and 2005, additional interest expense from the amortization of these deferred financing costs totaled $840 and $855, respectively. The unamortized balance of deferred financing costs totaled approximately $2,397 and $3,237 at June 30, 2006 and 2005, respectively.

Mortgage Notes Payable

In November 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes are collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes contained certain covenants, which, among other provisions, require the Company to maintain a specified minimum tangible net worth on November 2nd of each year. The Mortgage Notes also include significant prepayment penalties. The outstanding principal amount on the Mortgage Notes was $9,997 and $10,828 at June 30, 2006 and 2005, respectively.

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

The Company was not in compliance with the consolidated interest expense to EBIT and consolidated indebtedness to EBITDA covenants as of March 31, 2006. This non-compliance was largely due to the impact of the third quarter 2006 losses on the covenant ratios. On April 21, 2006, the Company obtained a temporary waiver from the holders of the Mortgage Notes, effective through July 15, 2006, for the Company’s non-compliance with these covenants, after which time the Company would be required to meet these covenants. Management expects, however, that the Company will not be in compliance with the covenants as currently structured after July 15, 2006. Accordingly, the Company has reclassified its Mortgage Notes from long-term to current as of June 30, 2006. If a new agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the Mortgage Note holders were to exercise their rights, the Company would be required to repay the outstanding principal, accrued interest plus the prepayment penalty (which as of June 30, 2006 would be approximately $594).

The Company was in compliance with all covenants of the Mortgage Notes as of June 30, 2005.

Other Notes Payable

As of June 30, 2006 and 2005, respectively, the Company had other notes payable totaling approximately $697 and $63 consisting of government loans to foreign subsidiaries and other foreign debt. The interest rate on the other notes payable ranges from 0% to 7.12%.

O. Income Tax (Benefit) Provision

The components of (loss) income before income taxes and income tax provision (benefit) were as follows:

	Years Ended June 30,
	2006	2005	2004
(Loss) income before income taxes:
United States	$(12,961)	$42,349	$32,357
Foreign	(4,149)	774	(124)

	$(17,110)	$43,123	$32,233

Income tax provision (benefit):
Federal:
Current	$3,848	$9,964	$8,884
Deferred	(7,966)	1,819	69

	(4,118)	11,783	8,953
State:
Current	531	1,316	1,744
Deferred	3,272	(791)	(1,492)

	3,803	525	252
Foreign:
Current	115	684	143
Deferred	(742)	(55)	—

	(627)	629	143

	$(942)	$12,937	$9,348

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Years Ended June 30,
	2006	2005	2004
Income taxes at federal statutory rates	(35.0)%	35.0%	35.0%
State income tax, net of federal tax benefit	(1.0)	2.7	2.7
Research and development credits	(13.6)	(7.6)	(7.4)
Tax-exempt interest income	(0.2)	(0.3)	(1.3)
Extraterritorial income exclusion	(1.8)	(1.4)	(1.6)
Equity compensation	7.0	—	—
Valuation allowance	35.1	0.5	0.6
Other	4.0	1.1	1.0

	(5.5)%	30.0%	29.0%

The components of the Company’s net deferred tax assets were as follows:

	June 30,
	2006	2005
Deferred tax assets:
Receivable allowances and inventory valuations	$4,916	$2,232
Accrued compensation	1,660	1,350
Equity compensation	2,466	—
Property and equipment depreciation	224	—
State research and development tax credit carryforwards	5,341	4,170
Net operating loss and research and development credit carryforwards of acquired businesses	6,363	—
Other temporary differences	1,947	3,505

	22,917	11,257
Valuation allowance	(8,887)	(1,667)

Total deferred tax assets	14,030	9,590
Deferred tax liabilities:
Property and equipment depreciation	—	(144)
Acquired intangible assets	(8,165)	(2,095)
Other temporary differences	(567)	(206)

Total deferred tax liabilities	(8,732)	(2,445)

Net deferred tax assets	$5,298	$7,145

In fiscal 2006, the Company recorded deferred tax assets and liabilities of approximately $1,190 and $9,044, respectively, in connection with the acquisitions of SoHard and Echotek. During fiscal 2006, management determined that it was more likely than not that the deferred tax assets acquired in the SoHard acquisition would not be utilized in the foreseeable future due to uncertainties surrounding the timing and amounts of future taxable income of SoHard. As a result, the Company recorded a valuation allowance of approximately $646.

At June 30, 2006, the Company had Federal and state net operating loss carryforwards of approximately $5,977. The Company also had Federal and state research and development credit carryforwards of $485 and $5,341, respectively, which will begin to expire in 2007 and 2015, respectively. As of June 30, 2006 the Company also had approximately $10,210 in foreign net operating loss carryforwards. During fiscal 2006, the Company determined that it is more likely than not it will not utilize these Federal and state research and development credits in the foreseeable future. As a result, a valuation allowance of approximately $5,826 was recorded against the deferred tax asset relating to the credits.

During fiscal year 2006, the Company’s valuation allowance increased by an additional $748 as a result of additional net operating losses incurred by the TGS Group. Management has determined that it is more likely than not that these losses will not be utilized in the foreseeable future.

In fiscal 2005, the Company recorded deferred tax assets of $1,255, and deferred tax liabilities of $684 in connection with the acquisition of MCI. The Company did not establish any valuation allowance for the deferred tax assets acquired as part of this acquisition as such tax assets are expected to be realized in combination with the Company’s future taxable income. Our ability to use the net operating loss carryforwards may be limited under U.S. tax laws, specifically section 382 of the Internal Revenue Code.

The Company files income tax returns in all jurisdictions in which it operates. The Company has established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based upon management’s assessment as to the potential exposure attributable to permanent differences. All tax reserves are analyzed quarterly and adjustments are made as events occur that warrant modification.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On November 15, 2004, the Financial Accounting Standards Board issued proposed Statement of Financial Accounting Standard (SFAS) No. 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” SFAS No. 109-2 would allow companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS No. 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those companies who need the additional time. Through June 30, 2006 the Company had not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $2,697 and $2,200 at June 30, 2006 and 2005, respectively.

P. Restructuring Provision

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company recorded a restructuring charge of $2,142 related to the Company’s 2006 restructuring plan (the 2006 Plan). The 2006 Plan included $2,065 related to involuntary separation costs for 55 employees, $25 for a facility closure and $52 for other costs (primarily legal costs). All of these expenses were principally in the Defense and Commercial Imaging and Visualizations business units with a modest amount in the Advanced Solutions and Modular Products and Services business units. The restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next 12-months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the 2006 Plan:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2005	$—	$—	$—	$—

Defense	$1,211	—	$17	$1,228
CIV	652	25	30	707
Advanced Solutions	190	—	5	195
MPS	12	—	—	12

Provision for 2006 Plan	$2,065	$25	$52	$2,142
Cash paid	1,484	25	27	1,536
Reversals	148	—	25	173

Restructuring liability at June 30, 2006	$433	$—	$—	$433

Q. Employee Benefit Plan

The Company maintains a qualified 401(k) plan (the “401(k) Plan) for it’s U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. During fiscal years 2006, 2005 and 2004, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,963, $1,789 and $736 during the years ended June 30, 2006, 2005 and 2004, respectively.

The Company also maintains a non-qualified benefit plan (the “Pension Plan”) for its French employees. The Pension Plan covers all full-time French employees and the benefits provided by the Pension Plan are generally based on years of service and compensation history. This plan is unfunded. As of June 30, 2006 and 2005, the unfunded liability of the Pension Plan was $418 and $316, respectively which is recorded as accrued compensation in the consolidated balance sheet.

The Company has a deferred compensation plan that allows eligible employees to defer up to 35% of their total compensation. The employee may elect to receive his or her account balance as a lump sum payment or as an annuity to be paid over a period not to exceed 10 years beginning upon retirement or termination of employment. At June 30, 2006 and 2005, the Company had a liability of $1,563 and $1,281, respectively, relating to amounts owed under the deferred compensation plan that were classified as long-term liabilities in the consolidated balance sheet and had an asset of $1,306 and $1,136, respectively, classified as other non-current assets in the consolidated balance sheet. Increases or decreases in the value of the deferred compensation plan assets are recorded as selling, general and administrative expense in the consolidated statement of operations, while increases or decreases in the value of the deferred compensation plan liabilities are recorded as other income (expense).

R. Related Party Transactions

A former member of the Company’s Board of Directors, who resigned his membership in September 2003, was a corporate officer of KLA-Tencor Corporation (KLA-Tencor). In the ordinary course of business, KLA-Tencor purchases products from the Company. In fiscal year 2004 revenues recognized by the Company from KLA-Tencor were $17,693. As of June 30, 2004, $5,831 was included in accounts receivable, representing amounts due from KLA-Tencor for purchases of the Company’s products. As of June 30, 2004, the Company had no amounts payable to KLA-Tencor.

In 1996, the Company entered into a contract with NDC Development Associates, Inc. (Northland) to perform design, development, permitting and management activities related to the construction of new corporate facilities. An officer and principal of Northland is an immediate family member of the Company’s chief executive officer. In January 2003, to assist with the design, permitting activities and oversight of the construction of a new facility, the Company entered into another agreement with Northland. The Company paid Northland fees of $0, $0 and $251 for fiscal years 2006, 2005 and 2004, respectively. The Company owed no amounts to Northland as of June 30, 2006 and 2005.

In July 2004, the Company entered into a consulting contract with David Bertelli, the brother of the Company’s Chief Executive Officer and a former Vice President, for human resources consulting services. The Company paid David Bertelli $0 and $30 for consulting services for fiscal years 2006 and 2005 and owed no amounts under this agreement as of June 30, 2006. Additionally, the Company paid $2 and $25 of life insurance premiums during fiscal years 2006 and 2005, respectively, for the benefit of David Bertelli.

The Company has an at-will agreement with Wellness Edge, a private company owned, in part, by the daughter of the Company’s Chief Executive Officer, to manage the Company’s employee fitness center. The Company paid Wellness Edge, $10, $17 and $26 in relation to this agreement for fiscal years 2006, 2005 and 2004 and owed no amounts under this agreement as of June 30, 2006 and 2005.

S. Fair Value of Financial Instruments

	June 30, 2006		June 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$22,983	$22,983	$43,143	$43,143
Marketable securities	139,219	139,219	185,084	185,084
Accounts receivable, net	34,518	34,518	41,305	41,305
Other financial instruments	1,810	1,810	1,597	1,597

Liabilities
Convertible debt	$125,000	$107,594	$125,000	$132,969
Mortgage notes	9,997	9,997	10,827	10,827
Other debt	697	775	63	63
Accounts payable	14,196	14,196	8,627	8,627

The Company’s financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, Company-owned employee life insurance policies, mortgage notes payable and convertible notes. The carrying amount of cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair value due to their short maturities. The carrying amount of Company-owned life insurance policies are recorded at cash surrender value, which approximates fair value while the carrying value of notes payable approximates fair value based on borrowing rates currently available to the Company for the mortgage notes payable.

The fair value of the convertible debt and other debt was based upon either an estimation using an estimate of the interest rate the Company would have had to pay on the issuance of debt with similar maturity and discounting the cash flows at that rate or quoted market prices of the debt or debt with similar characteristics.

T. Subsequent Events

Restructuring

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s Myriad Logic, Inc. acquisition during the first quarter of fiscal year 2007, the Company incurred a restructuring charge of approximately $700 that will be recorded related to the Company’s 2007 restructuring plan (the 2007 Plan). The 2007 Plan included approximately $634 related to involuntary separation and retention costs for 12 employees, approximately $65 related to the abandonment of an operating lease and $1 for other costs. All of these expenses were related to the Defense Business Unit and are expected to be paid within the next 12-months.

Acquisitions

On July 25, 2006, the Company purchased an 18% equity interest in a development-stage biotech company (Biotech) for $1,650, of which $950 is restricted for working capital-related needs of Biotech. In conjunction with this equity interest purchase, the Company also acquired an exclusive license of Biotech’s intellectual property. The Company paid $900 of the purchase price at closing with the remaining $750 to be paid at various dates through April 1, 2007. Further, Biotech was provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $400 to the Company. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. The Company expects to consolidate this acquisition in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

On September 5, 2006, the Company acquired a 3D synthetic vision company (3D Synthetic Vision) for $700 in cash, subject to certain post-closing adjustments. 3D Synthetic Vision works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. 3D Synthetic Vision is currently headquartered in Palo Alto, California.

Foreign Debt

On September 1, 2006, the Company repaid the debt acquired in the SoHard AG acquisition. This early retirement of debt resulted in a cash payment of $705, including $64 related to prepayment penalties.

Stock Option Exchange

On August 11, 2006, the Company commenced a shareholder-approved stock option exchange program pursuant to which eligible employees were given the opportunity to exchange outstanding options with exercise prices greater than $23.00 per share for a lesser number of shares of restricted stock (and in certain cases, phantom stock units) in accordance with a fixed 4-to-1 exchange ratio. The Company’s Board of Directors and its five most highly compensated executive officers (including its chief executive officer) were not eligible to participate in the exchange program.

The election period for the exchange program expired on September 8, 2006, and on September 11, 2006, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,889,886 shares. The Company will grant replacement awards covering an aggregate 472,485 shares in exchange for the cancelled options. The replacement awards will be completely unvested at the time they are granted and will generally vest in three equal annual installments commencing on the first anniversary of the date of grant, with the exception of replacement awards granted to participating executive officers and to certain non-U.S. employees which will vest two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant.

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

2006 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$66,901	$62,501	$44,478	$62,237
Cost of revenues	24,519	23,699	26,607	22,093

Gross profit	42,382	38,802	17,871	40,144

Operating expenses:
Selling, general and administrative	20,159	21,215	22,286	23,350
Research and development	15,874	14,834	15,614	14,832
In-process research and development	548	—	—	—
Restructuring	—	—	1,873	79
Amortization of acquired intangible assets	1,520	2,521	2,179	1,756

Total operating expenses	38,101	38,570	41,952	40,017

Income (loss) from operations	4,281	232	(24,081)	127
Interest income	1,569	1,483	1,656	1,730
Interest expense	(1,036)	(1,050)	(1,010)	(1,006)
Other (expense) income, net	(5)	(24)	56	(32)

Income before income taxes	4,809	641	(23,379)	819
Provision for income taxes	1,737	(592)	(9,247)	7,160

Net income (loss)	$3,072	$1,233	$(14,132)	$(6,341)

Net earnings (loss) per common share:
Basic	$0.15	$0.06	$(0.67)	$(0.30)

Diluted	$0.14	$0.06	$(0.67)	$(0.30)

Significant quarterly items for fiscal year 2006 include the following: (i) in the first quarter a $0.5 million charge relating to in-process research and development was incurred related to the acquisitions of Echotek and SoHard, (ii) in the third quarter and fourth quarter restructuring charges of $1.9 million and $0.1 million, respectively were incurred, (iii) in the third quarter revenues decreased significant largely due to specific customer order patterns relative to the third quarter and due to the acceptance test failure of a multi-million dollar system, (iv) in the third quarter cost of revenues increased significantly due to an inventory write-off of approximately $5.0 million and (v) in the fourth quarter a $7.2 million valuation allowance was recorded related to SoHard and TGS deferred tax assets and certain state research and development tax credits.

2005 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$54,982	$59,332	$64,345	$71,513
Cost of revenues	19,464	20,259	21,797	22,946

Gross profit	35,518	39,073	42,548	48,567

Operating expenses:
Selling, general and administrative	15,603	17,880	17,236	20,023
Research and development	11,522	11,328	12,998	14,224
Amortization of intangible assets	420	572	895	466

Total operating expenses	27,545	29,780	31,129	34,713

Income from operations	7,973	9,293	11,419	13,854
Interest income	994	1,152	1,307	1,640
Interest expense	(1,054)	(1,056)	(1,053)	(1,003)
Other income (expense), net	(189)	(49)	(22)	(83)

Income before income taxes	7,724	9,340	11,651	14,408
Provision for income taxes	2,626	2,493	3,495	4,323

Net income	$5,098	$6,847	$8,156	$10,085

Net earnings per common share:
Basic	$0.24	$0.33	$0.39	$0.48

Diluted	$0.22	$0.29	$0.34	$0.41

Significant quarterly items for fiscal year 2005 include the following: (i) in the fourth quarter revenues increased significant largely due to specific customer order patterns relative to the fourth quarter and (ii)in the fourth quarter selling, general and administrative expenses increased significantly largely due to increased professional services in connection with Sarbanes-Oxley compliance efforts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed more fully in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company’s Special Meeting of Shareholders in Lieu of the 2006 Annual Meeting of Shareholders, during fiscal 2006 PricewaterhouseCoopers LLP (“PwC”) resigned as the Company’s independent registered public accounting firm and the Company engaged KPMG LLP as its new independent registered public accounting firm. On January 18, 2006, the Company filed a current report on Form 8-K disclosing the change in its independent registered public accounting firm. In an amendment to that report filed on February 13, 2006, the Company disclosed that during the fiscal years ended June 30, 2005 and 2004 and through February 9, 2006, there had been (i) no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference thereto in its reports on the financial statements for such fiscal years, and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

INHERENT LIMITIATIONS ON EFFECTIVNESS OF CONTROLS

Our management, including the CEO and CFO, do not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

The Company acquired Echotek Corporation and SoHard AG during fiscal 2006, and management has excluded from assessment of the effectiveness of internal control over financial reporting as of June 30, 2006, Echotek’s and Sohard’s internal control over financial reporting associated with total assets of $79.9 million and total revenues of $18.9 million included in the consolidated financial statements of the Company as of and for the year ended June 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 47.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement for its Special Meeting of Shareholders in Lieu of the 2006 Annual Meeting of Shareholders (the Shareholders Meeting). The information required by this item concerning the Company’s executive officers appears in Part I, Item 4.1 of this annual report on Form 10-K.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of June 30, 2006 and 2005

Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(IN THOUSANDS)

Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2006	$500	$138	$52	$2	$584
2005	$500	$—	$—	$—	$500
2004	$500	$—	$—	$—	$500

Deferred Tax Asset Valuation Allowance (1)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS			BALANCE AT END OF PERIOD
2006	$1,667	$6,574	$646	(3)		$—		$8,887
2005	$2,210	$—	$—			$543	(2)	$1,667
2004	$—	$192	$2,018	(1)	$			$2,210

(1)	Amount represents valuation allowance for net deferred tax assets acquired in the TGS Group acquisition established as of the acquisition date.
(2)	Amount represents a goodwill reduction.
(3)	Amount represents valuation allowance for net deferred tax assets acquired in the SoHard AG acquisition established as of the acquisition date.

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 95, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 12, 2006.

MERCURY COMPUTER SYSTEMS, INC.

By	/S/ ROBERT E. HULT
Robert E. Hult SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER [PRINCIPAL FINANCIAL OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ JAMES R. BERTELLI James R. Bertelli	President, Chief Executive Officer and Chairman (principal executive officer)	September 12, 2006

/S/ ROBERT E. HULT Robert E. Hult	Senior Vice President and Chief Financial Officer (principal financial officer)	September 12, 2006

/S/ ALEX N. BRAVERMAN Alex N. Braverman	Vice President, Controller and Chief Accounting Officer	September 12, 2006

/S/ GORDON B. BATY Gordon B. Baty	Director	September 12, 2006

/S/ ALBERT P. BELLE ISLE Albert P. Belle Isle	Director	September 12, 2006

/S/ GEORGE W. CHAMILLARD George W. Chamillard	Director	September 12, 2006

/S/ RUSSELL K. JOHNSEN Russell K. Johnsen	Director	September 12, 2006

/S/ SHERMAN N. MULLIN Sherman N. Mullin	Director	September 12, 2006

/S/ LEE C. STEELE Lee C. Steele	Director	September 12, 2006

/S/ RICHARD P. WISHNER Richard P. Wishner	Director	September 12, 2006

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2002)

3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004)

3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)

3.2	Bylaws, as amended through September 22, 2004 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)

4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

4.2.1	Indenture, dated April 29, 2004, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on May 11, 2004)

4.2.2	Form of 2% Convertible Senior Note due 2024 (included as part of Exhibit 4.2.1)

4.2.3	Registration Rights Agreement, dated April 29, 2004, between the Company and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed on May 11, 2004)

4.3	Shareholder Rights Agreement, dated as of December 14, 2005, between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 2 of the Company’s registration statement on Form 8-A filed on December 15, 2005)

10.1*	1991 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

10.2.1*	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 18, 2004)

10.2.2*	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.2.3*	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 17, 2005)

10.2.4*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 1997 Stock Option Plan

10.3*	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999)

10.4*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005)

10.5.1*	Deferred Compensation Plan, including Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.5.2*	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)

10.6*	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2003)

10.7*	Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on December 23, 2004)

10.8*	Summary of Annual Bonus Program (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)

10.9.1*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 8, 2006)

10.9.2*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 2, 2006)

10.9.3*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 21, 2006)

10.9.4*	Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on November 16, 2005)

10.9.5*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed on November 16, 2005)

10.9.6*	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)

10.10*	Form of Change in Control Severance Agreement between the Company and the executive officers of the Company (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 23, 2006)

10.11.1	199 Riverneck, LLC $6,850,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999)

10.11.2	Amendment No. 1 to 199 Riverneck, LLC $6,850,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on December 28, 2005)

10.12.1	Riverneck Road, LLC $7,650,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999)

10.12.2	Amendment No. 1 to Riverneck Road, LLC $7,650,000 7.30% Note Purchase Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 28, 2005)

12.1†	Ratio of Earnings to Fixed Charges

18.1†	Letter regarding change in accounting principles

21.1†	Subsidiaries of the Company

23.1†	Consent of KPMG LLP

ITEM NO.	DESCRIPTION OF EXHIBIT
23.2†	Consent of PricewaterhouseCoopers LLP

31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.