Form 10-Q
period 2006-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2006-11-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Shares of Common Stock outstanding as of October 31, 2006: 22,148,183 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	September 30, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$19,340	$22,983
Marketable securities	96,357	113,057
Accounts receivable, net of allowance of $588 and $584 at September 30, 2006 and June 30, 2006, respectively	31,174	34,518
Inventory	22,883	19,870
Deferred tax assets, net	6,496	6,495
Prepaid expenses and other current assets	6,032	4,226

Total current assets	182,282	201,149
Marketable securities	36,973	26,162
Property and equipment, net	31,982	32,091
Goodwill	92,808	91,850
Acquired intangible assets, net	21,512	22,876
Deferred tax assets, net	8,068	7,535
Other non-current assets	4,680	4,783

Total assets	$378,305	$386,446

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,013	$14,196
Accrued expenses	8,783	5,635
Accrued compensation	10,858	9,146
Accrued warranty expenses	2,353	2,601
Notes payable and current portion of capital lease obligation	9,856	10,067
Income taxes payable	—	3,247
Deferred revenues and customer advances	13,619	12,844

Total current liabilities	58,482	57,736
Notes payable and non-current portion of capital lease obligation	125,049	125,627
Accrued compensation	1,616	1,564
Deferred tax liabilities, net	8,174	8,732
Other long-term liabilities	912	798

Total liabilities	194,233	194,457
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 21,170,013 and 21,053,279 shares issued and outstanding at September 30, 2006 and June 30, 2006 respectively	212	210
Additional paid-in capital	80,694	77,999
Retained earnings	102,155	113,808
Accumulated other comprehensive income (loss)	1,011	(28)

Total shareholders’ equity	184,072	191,989

Total liabilities and shareholders’ equity	$378,305	$386,446

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended September 30,
	2006	2005
Net revenues	$48,947	$66,901
Cost of revenues	21,947	24,519

Gross profit	27,000	42,382
Operating expenses:
Selling, general and administrative	20,684	20,159
Research and development	14,453	15,874
Amortization of acquired intangible assets	1,773	1,520
In-process research and development	3,060	548
Restructuring	689	—
Impairment of long-lived assets	79	—

Total operating expenses	40,738	38,101

(Loss) income from operations	(13,738)	4,281
Interest income	1,798	1,569
Interest expense	(954)	(1,036)
Other income (expense), net	17	(5)

(Loss) income before income taxes	(12,877)	4,809
Income tax (benefit) provision	(1,224)	1,737

Net (loss) income	$(11,653)	$3,072

Net (loss) earnings per share:
Basic	$(0.55)	$0.15

Diluted	$(0.55)	$0.14

Weighted-average shares outstanding:
Basic	21,126	20,963

Diluted	21,126	25,628

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(11,653)	$3,072
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,406	3,790
Stock-based compensation	2,223	2,083
Tax benefit from stock options	21	75
Changes in deferred income taxes	(1,098)	(1,253)
Non-cash interest	211	216
Impairment of long-lived assets	79	—
In-process research and development	3,060	550
Loss on disposal of property and equipment	54	—
Gross tax windfall from stock-based compensation	(21)	(83)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,469	3,893
Inventory	(2,966)	(1,249)
Prepaid expenses and other current assets	(1,693)	2,582
Other non-current assets	(27)	(119)
Accounts payable and accrued expenses	890	2,536
Deferred revenues and customer advances	702	1,076
Income taxes payable	(3,258)	317
Other long term liabilities	164	214

Net cash (used in) provided by operating activities	(5,437)	17,700

Cash flows from investing activities:
Purchases of marketable securities	(38,803)	(52,133)
Sales and maturities of marketable securities	45,068	92,965
Acquisition of businesses and assets, net of cash acquired	(1,497)	(67,440)
Purchases of property and equipment	(2,531)	(2,557)

Net cash provided by (used in) investing activities	2,237	(29,165)

Cash flows from financing activities:
Proceeds from employee stock plans	472	1,452
Proceeds from capital lease, net of repayments	74	—
Gross tax windfall from stock-based compensation	21	83
Repurchases of common stock	(19)	(6,255)
Payments of principal under notes payable	(920)	(208)

Net cash used in financing activities	(372)	(4,928)

Effect of exchange rate changes on cash and cash equivalents	(71)	(141)

Net decrease in cash and cash equivalents	(3,643)	(16,534)
Cash and cash equivalents at beginning of period	22,983	43,143

Cash and cash equivalents at end of period	$19,340	$26,609

Cash paid during the period for:
Interest	$1,016	$454
Income taxes, net	3,539	2,584
Supplemental disclosures – non-cash activities:
Issuance of restricted stock awards to employees	$281	1,350
Issuance of common stock related to acquisitions	—	5,172

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded computer systems and software for embedded and other specialized computing markets. Our primary market segments are aerospace and defense—which includes systems for radar, signals intelligence, sonar, smart weapons, and imagery applications; life sciences—which includes systems for medical diagnostic imaging & visualization and picture archiving and communication systems (PACS); semiconductor—which includes systems for semiconductor wafer inspection, reticle inspection and mask writing; geosciences—which includes software for oil and gas exploration; and telecommunications applications.

B. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts in the consolidated financial statements for fiscal year 2006 have been reclassified to conform to the fiscal year 2007 presentation. These reclassifications had no effect on the previously reported net income or shareholders’ equity.

In the fourth quarter of fiscal 2006, the Company reclassified its presentation of unpaid deferred revenue to deferred revenues to conform with current year presentation. Previously, all unpaid deferred revenue was classified as a contra-accounts receivable balance. Accordingly, the Company has revised the classification in the accompanying statements of cash flows which resulted in a change in cash provided by certain operating assets and liabilities, but did not impact the total cash provided by operating activities. This change in classification does not affect the previously reported consolidated statement of operations.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, nonvested restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 2,055,115 shares available for future grant under the 2005 Plan at September 30, 2006.

The number of shares authorized for issuance under the Company’s 1997 Stock Option Plan (the “1997 Plan”) was 8,650,000 shares, of which 100,000 shares may be issued pursuant to nonvested restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and nonvested restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of zero to six years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan. The foregoing action does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

The following table summarizes activity of the Company’s stock option plans since June 30, 2005:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2005	5,084,528	$25.16	6.83
Grants	654,300	19.32
Exercises	(311,186)	14.66
Cancellations	(591,047)	27.96

Outstanding at June 30, 2006	4,836,595	$24.70	6.38
Grants	75,000	12.41
Exercises	(112,856)	4.18
Cancellations (1)	(2,005,467)	30.89

Outstanding at September 30, 2006	2,793,272	$20.76	6.55

(1)	Options modified as part of the Company’s shareholder-approved option exchange program, totaling 1,889,886 options, are included in the cancellations figure.

Information related to the stock options outstanding as of September 30, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price	Exercisable Weighted Average Remaining Contractual Term (years)
$ 4.00 - $11.69	263,317	2.02	$8.94	263,317	$8.94
$11.70 - $16.45	550,547	8.73	$15.57	90,547	$14,83
$16.46 - $22.10	869,217	6.61	$18.95	715,342	$18.95
$22.11 - $29.80	864,939	6.81	$25.05	586,038	$25.33
$29.81 - $48.00	245,252	5.40	$36.36	245,252	$36.36

$ 4.00 - $48.00	2,793,272	6.55	$20.76	1,900,496	$21.58	5.53

Options for the purchase of 3,405,084 shares were exercisable at June 30, 2006 with a weighted-average exercise price of $26.48.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2006 and June 30, 2006 was $768 and $3,047, respectively. The intrinsic value of the options exercised during the three months ended September 30, 2006 and 2005 was $71 and $558, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2006, there was $10,787 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.82 years from September 30, 2006. As of June 30, 2006, there was $16,623 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2005:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2005	—	$—
Granted	610,516	18.13
Vested	—	—
Forfeited	(17,920)	17.27

Outstanding at June 30, 2006	592,596	$18.16
Granted (1)	495,185	9.61
Vested	(5,498)	26.75
Forfeited	(24,590)	18.30

Outstanding at September 30, 2006	1,057,693	$14.11

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 472,485 awards, at a weighted-average fair value of $9.48, are included in the granted figure.

Nonvested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2006, there was $13,672 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.8 years from September 30, 2006. As of June 30, 2006, there was $9,931 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans. The total fair value of nonvested restricted stock awards that vested during the three months ended September 30, 2006 and 2005 was $136 and $0, respectively.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were no shares issued under the ESPP during the three months ended September 30, 2006 or 2005. Shares available for future purchase under the ESPP totaled 35,581 at September 30, 2006.

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

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2006 and 2005 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended September 30,
	2006	2005
Cost of revenues	$(71)	$146
Selling, general and administrative	1,756	1,375
Research and development	538	562

Share-based compensation expense before tax	2,223	2,083
Income tax benefit	(975)	(680)

Net compensation expense	$1,248	$1,403

The weighted-average grant-date fair values of options granted during the three months ended September 30, 2006 and 2005 were $6.99 and $14.09, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2006	2005
Option life (1)	6 years	6 years
Risk-free interest rate (2)	4.9%	4.0%
Stock volatility (3)	54%	48%
Dividend rate	0%	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using a weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during three months ended September 30 2006 and 2005 $3.73 and $5.68, respectively per right. The fair value of the employees’ stock purchase rights were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2006	2006
Option life	6 months	6 months
Risk-free interest rate	5.0%	3.5%
Stock volatility	30%	27%
Dividend rate	0%	0%

During the three months ended September 30, 2006 and 2005, the Company granted 22,700 and 50,476 shares, respectively, of nonvested restricted common stock to certain employees and officers as permitted under the 1997 and 2005 Stock Plans. These restricted stock grants either vest ratably in annual tranches over three years, four years or cliff vest after four years and are subject to forfeiture if employment terminates during the prescribed retention period. Compensation expense for the number of shares issued is recognized ratably over the service period and is recorded in the consolidated statement of operations as a component of cost of revenues, selling, general and administrative and research and development expense.

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

The election period for the exchange program expired on September 8, 2006, and on September 11, 2006, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,889,886 shares. The Company granted awards covering 472,485 shares, with an aggregate incremental value on the day of the exchange of approximately $500, in exchange for the cancelled options. The replacement awards were completely unvested at the time they were granted and will generally vest in three equal annual installments commencing on the first anniversary of the date of grant, with the exception of replacement awards granted to participating executive officers and to certain non-U.S. employees which will vest two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant.

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,
	2006	2005
Net (loss) income—basic	$(11,653)	$3,072

Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	537

Adjusted net (loss) income—for calculation of diluted earnings per share	(11,653)	3,609

Shares used in computation of net (loss) earnings per share—basic	21,126	20,963
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	4,135
Stock options, restricted common stock and employee stock purchase plans	—	530

Shares used in computation of net (loss) earnings per share—diluted	21,126	25,628

Net (loss) earnings per share—basic	$(0.55)	$0.15

Net (loss) earnings per share—diluted	$(0.55)	$0.14

Equity instruments to purchase 3,850,965 and 3,436,991 shares of common stock were not included in the calculation of diluted net (loss) earnings per share for the three months ended September 30, 2006 and 2005, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the dilutive net (loss) earnings per share for the three months ended September 30, 2006 because the equity instruments were antidilutive.

E. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on the Company’s financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. While additional efforts will be necessary to measure and disclose this information, the Company does not expect the adoption of Interpretation No. 48 to have a material impact on the Company’s financial condition or results of operations.

F. Comprehensive (Loss) Income

Total comprehensive (loss) income was as follows:

	Three Months Ended September 30,
	2006	2005
Net (loss) income	$(11,653)	$3,072
Other comprehensive income (loss):
Foreign currency translation adjustments	663	(190)
Change in unrealized gain (loss) on marketable securities	376	(288)

Other comprehensive income (loss)	1,039	(478)

Total comprehensive (loss) income	$(10,614)	$2,594

G. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consist of materials, labor and overhead. There are no amounts in inventory relating to contracts having production cycles longer than one year. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. Inventory was comprised of the following at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006
Raw materials	$7,797	$6,032
Work in process	9,646	9,666
Finished goods	5,440	4,172

Total	$22,883	$19,870

H. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has five operating and reportable segments which were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•	Defense Business Unit (Defense) – This segment provides high-performance embedded computer systems as standard products to the defense markets by using commercial off-the-shelf (COTS) and selected rugged components. This segment also provides simulation software (commercial and defense) and customized design services to meet the specified requirements of a military application. During the three months ended September 30, 2005, the Company acquired Echotek Corporation and their results are reported in this operating segment. During the three months ended September 30, 2006, the Company acquired Nav3D Corporation and their results are reported in this operating segment. Beginning July 1, 2006, the VistaNav product line has been transferred from the CIV business unit to the Defense business unit, and the prior year tables below have been restated to conform to the current period presentation.

•	Commercial Imaging and Visualization Business Unit (CIV) – This segment provides high-performance embedded computer systems and two-dimensional (2D) and three-dimensional (3D) image processing and visualization software to the imaging and visualization market including life sciences (medical imaging and biotechnology) and geoscience (earth sciences including oil and gas exploration). During the three months ended September 30, 2005, the Company acquired SoHard AG and their results are reported in this operating segment. Beginning July 1, 2006, the VistaNav product line has been transferred from the CIV business unit to the Defense business unit, and the prior year tables below have been restated to conform to the current period presentation.

•	Advanced Solutions Business Unit (Advanced Solutions) – This segment provides a host of high-performance I/O bandwidth computer systems, services and licenses of intellectual property for the semiconductor (photomask generation, reticle inspection and wafer inspection), telecommunication, military and aerospace markets.

•	Modular Products and Services Business Unit (MPS) – This segment provides quick turn-around design for application-specific processor and high-performance I/O boards for the telecommunications, military and aerospace markets.

•	Other – This segment is comprised of the Company’s biotech venture which works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies in the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2006.” The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Other	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED September 30, 2006
Net revenues to unaffiliated customers	$22,253	$10,237	$12,843	$3,614	$—	$—	$—	$48,947
Intersegment revenues	—	—	—	242	—	—	(242)	—

Net revenues	22,253	10,237	12,843	3,856		—	(242)	48,947
Income (loss) from operations	(6,113)	(1,848)	(15)	(159)	(3,190)	(2,223)	(190)	(13,738)
Depreciation and amortization expense	2,881	883	477	162	3	—	—	4,406
THREE MONTHS ENDED September 30, 2005
Net revenues to unaffiliated customers	$41,083	$13,726	$9,310	$2,782	$—	—	—	$66,901
Intersegment revenues	—	—	—	145	—	—	(145)	—

Net revenues	41,083	13,726	9,310	2,927	—	—	(145)	66,901
Income (loss) from operations	6,645	402	(529)	(83)	—	(2,083)	(71)	4,281
Depreciation and amortization expense	2,237	1,009	412	132	—	—	—	3,790

The geographic distribution of the Company’s revenues and long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2006
Net revenues to unaffiliated customers	$41,059	$6,636	$1,252	$—	$48,947
Inter-geographic revenues	2,350	10	7	(2,367)	—

Net revenues	43,409	6,646	1,259	(2,367)	48,947
Identifiable long-lived assets	113,714	36,922	346	—	150,982
THREE MONTHS ENDED SEPTEMBER 30, 2005
Net revenues to unaffiliated customers	$58,642	$5,837	$2,422	$—	$66,901
Inter-geographic revenues	4,245	1,029	—	(5,274)	—

Net revenues	62,887	6,866	2,422	(5,274)	66,901
Identifiable long-lived assets	118,157	37,145	282	—	155,584

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues are as follows:

	Three Months Ended September 30,
	2006	2005
Customer A (Advanced Solutions)	15%	*
Customer B (Defense)	12%	14%
Customer C (Defense)	*	17%

	27%	31%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

I. Goodwill and Acquired Intangible Assets

Acquired intangible assets result from the purchase of certain licensed technologies and business acquisitions, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of up to seven years. Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the identifiable assets on the date of purchase. In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; rather goodwill is tested for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

The changes in the carrying amount of goodwill for the three months ended September 30, 2006 and the year ended June 30, 2006 were as follows:

	Defense	Commercial Imaging and Visualization	Modular Products and Services	Total
JUNE 30, 2005 balance	$9,848	$18,180	$9,052	$37,080
Goodwill recorded	36,451	17,157	—	53,608
Foreign currency translation	—	1,162	—	1,162

JUNE 30, 2006 balance	$46,299	$36,499	$9,052	$91,850
Goodwill recorded	408	—	—	408
Foreign currency translation	—	550	—	550

SEPTEMBER 30, 2006 balance	$46,707	$37,049	$9,052	$92,808

The increase in goodwill during the three months ended September 30, 2006 consisted of an increase of $408 related to the acquisition by the Company of Nav3D Corporation (see Note M to the consolidated financial statements) and an increase of $550 related to foreign currency translation adjustments.

The increase in goodwill during fiscal year 2006 consisted of an increase of $17,157 related to the acquisition by the Company of SoHard AG (see Note M to the consolidated financial statements), an increase of $36,451 related to the acquisition of Echotek Corporation (see Note M to the consolidated financial statements) and an increase of $1,162 related to foreign currency translation adjustments.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
SEPTEMBER 30, 2006
Completed technology	$17,471	$(8,627)	$8,844	3.3 years
Customer relationships	12,578	(3,241)	9,337	5.4 years
Licensing agreements, trademarks and patents	3,694	(382)	3,312	5.0 years
Assembled Workforce	20	(1)	19	3.0 years
Backlog	1,754	(1,754)	—	0.4 years
Non-compete agreements	138	(138)	—	3.0 years

	$35,655	$(14,143)	$21,512

JUNE 30, 2006
Completed technology	$17,330	$(7,483)	$9,847	3.3 years
Customer relationships	12,206	(2,646)	9,560	5.4 years
Licensing agreements, trademarks and patents	3,689	(309)	3,380	5.0 years
Backlog	1,746	(1,746)	0	0.4 years
Non-compete agreements	135	(46)	89	3.0 years

	$35,106	$(12,230)	$22,876

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

Amortization expense related to acquired intangible assets for the three months ended September 30, 2006 and 2005 was $1,773 and $1,520, respectively. The Company also booked an impairment charge of $79 during the three months ended September 3, 2006 related to the non-compete agreement. Estimated future amortization expense for acquired intangible assets remaining at September 30, 2006 is $5,759 for fiscal 2007, $7,678 for fiscal 2008, $4,085 for fiscal 2009, $2,443 for fiscal 2010, and $1,547 thereafter.

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

K. Shareholders’ Equity

In July 2005, the Company’s Board of Directors authorized a share repurchase program for up to $20,000 of the Company’s currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the three months ended September 30, 2006, no shares of common stock were repurchased under this program. During the three months ended September 30, 2005, 230,800 shares of common stock were repurchased under this program for a total cost of $6,255.

L. Product Warranty Liability

All of the Company’s product sales generally include a 12 or 18-month standard hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2006 and 2005, respectively:

	2006	2005
Beginning balance at June 30,	$2,601	$1,620
Accruals for warranties issued during the period	928	1,610
Warranty liabilities assumed in acquisitions	—	101
Settlements made during the period	(1,176)	(1,004)

Ending balance at September 30,	$2,353	$2,327

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

SoHard AG

On July 1, 2005, the Company acquired SoHard AG (SoHard) for a purchase price of $23,294 (including direct transaction costs of $1,003). SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. SoHard is headquartered in Furth, Germany. The results of SoHard’s operations have been included in the Company’s consolidated financial statements since July 1, 2005.

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

$23,294

The purchase price allocation was finalized in fiscal year 2006, upon completion of the fair-value appraisals of intangible assets and final assessment of the fair values of certain assumed assets and liabilities.

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

$50,274

The purchase price allocation was finalized in fiscal year 2006, upon completion of the fair-value appraisals of intangible assets and final assessment of the fair values of certain assumed assets and liabilities.

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

The following table presents the Company’s unaudited pro forma results of operations for the three months ended September 30, 2005, as if the Echotek acquisition had occurred at the beginning of the fiscal year. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $772 during the first quarter of fiscal year 2006), adjustments to eliminate inter-company transactions (totaling $13 during the first quarter of fiscal year 2006), adjustments for non-recurring items (totaling $741 of bonuses paid directly related to the acquisition during the first quarter of fiscal year 2006) and adjustments for income tax effects (totaling $131 during the first quarter of fiscal year 2006). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

For the three months ended September 30,	2005
Net revenues	$70,445
Net income	3,065
Net earnings per share—basic	0.14
Net earnings per share—diluted	0.14

Biotech

On July 25, 2006, the Company purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3,074 (including direct transaction costs of $124 and put option of $2,250). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. This put option for $2,250 along with a deferred license payment of $150 was accrued for at acquisition and included in the above-described purchase price consideration. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $400 to the Company. Further, the Company is required to provide working capital financing to Biotech totaling $950 at various points through April 1, 2007, which must be utilized as directed by the Company. Through September 30, 2006, the Company has provided $350 of working capital cash to Biotech, of which $243 was not utilized at September 30, 2006 and was included as cash and cash equivalents in the Company’s consolidated balance sheet. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. Biotech is currently headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

The acquisition of Biotech was accounted for as an asset acquisition. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair values of the tangible and intangible assets and liabilities was allocated to in-process research and development.

The purchase price as of July 25, 2006 was preliminarily allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash and other current assets	$2
Acquired intangible assets (assembled workforce and core technology)	30
In-process research and development	3,060
Other long term assets	18
Current liabilities	(36)

$3,074

The purchase price allocation is preliminary pending the final determination of the fair-value of intangible assets and assessment of the fair values of certain assumed assets and liabilities.

As of September 30, 2006, there was approximately $2,400 of unpaid purchase price related to the Biotech acquisition. This liability is accrued and recorded in the consolidated balance sheet in accrued expenses and is expected to be paid by August 31, 2007.

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Core technology	5 years
Assembled workforce	3 years

Nav3D

On September 5, 2006, the Company purchased Nav3D Corporation (Nav3D) for $834 in cash (including direct transaction costs of $94), subject to certain post-closing adjustments. Nav3D works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D is currently headquartered in San Carlos, California. The results of Nav3D’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

The acquisition of Nav3D was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The tangible long-lived assets were valued using the cost approach, while the intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair values of the tangible and intangible assets and liabilities was allocated to goodwill. Goodwill and intangible assets recognized in this transaction are not deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing and future product offering; (2) the willingness to pay for expertise that the Company believes will increase the Company’s market presence in fields such as Synthetic Vision Systems as well as Unmanned Aerial Vehicles; (3) and the potential to sell Mercury products to existing Nav3D customers.

The purchase price as of September 5, 2006 was preliminarily allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$11
Accounts receivable	35
Prepaid expenses and other current assets	4
Property and equipment	30
Customer relationships	290
Core technology	80
Goodwill	408
Current liabilities	(24)

$834

The purchase price allocation is preliminary pending the final determination of the fair-value of intangible assets and assessment of the fair values of certain assumed assets and liabilities.

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Customer relationships	6 years
Core technology	7 years

The pro forma statements reflecting the operating results of Nav3D as if Nav3D had been acquired as of July 1, 2005 would not differ materially from the operating results of the Company as reported.

N. Note Payable

Notes payable consisted of the following:

	September 30, 2006	June 30, 2006
Convertible senior notes payable	$125,000	$125,000
Mortgage notes payable	9,780	9,997
Other notes payable and capital lease obligations	125	697
Less: current portion	(9,856)	(10,067)

Total non-current notes payable	$125,049	$125,627

The following summarizes the future cash payment obligations (excluding interest) as of September 30, 2006 (assuming the convertible senior notes are redeemed on the first optional redemption date):

Period Ending September 30,
2007	9,856
2008	27
2009	125,022
2010	—
Thereafter	—

$134,905

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted on the final maturity date if, on or prior to May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject the Company to any financial covenants. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, they may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest. As of September 30, 2006, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three months ended September 30, 2006 and 2005, respectively, additional interest expense from the amortization of these deferred financing costs totaled $211 and $216, respectively. The unamortized balance of deferred financing costs totaled approximately $2,185 and $2,397 at September 30, 2006 and June 30, 2006, respectively.

Mortgage Notes Payable

In November 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes are collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes, as amended, contained certain covenants, which, included the maintenance of an interest coverage ratio, certain leverage ratios and a minimum consolidated net worth. The Mortgage Notes also include significant prepayment penalties. The outstanding principal amount on the Mortgage Notes was $9,780 and $9,997 at September 30, 2006 and June 30, 2006, respectively.

The Company was not in compliance with the consolidated interest expense to EBIT and consolidated indebtedness to EBITDA covenants starting with the quarter ended March 31, 2006 and accordingly, the Company reclassified its Mortgage Notes from long-term to current as of March 31, 2006. This non-compliance was largely due to the impact of the operating losses on the covenant ratios. On April 21, 2006, the Company obtained a temporary waiver from the holders of the Mortgage Notes, effective through July 15, 2006 (and later extended through July 31, 2006), for the Company’s non-compliance with these covenants, after which time the Company would be required to meet these covenants. As of September 30, 2006, the Company was still not in compliance with the covenants as currently structured after July 31, 2006. See Note R for further discussion of the Mortgage Notes.

The Company was not in compliance with the minimum tangible net worth ratio covenant as of November 2, 2005. This non-compliance was largely the result of the intangible assets capitalized as a result of the two businesses acquired by the Company during the three months ended September 30, 2005.

Other Notes Payable

As of September 30, 2006 the Company had other debt consisting of $51 in notes payable for foreign subsidiaries (bearing an interest rate of 0%) and $74 related to a capital lease obligation (bearing an interest rate of 7.18%).

O. Property and Equipment

Property and equipment consisted of the following at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006
Computer equipment and software	$57,002	$55,026
Buildings	15,823	15,823
Furniture and fixtures	6,965	6,932
Land	3,350	3,350
Building and leasehold improvements	3,402	3,357
Capital leases	80	—
Machinery and equipment	1,561	1,224

	88,183	85,712
Less: accumulated depreciation and amortization	(56,201)	(53,621)

	$31,982	$32,091

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2006 and 2005 was $2,633 and $2,270, respectively.

At September 30, 2006 and June 30, 2006 the Company had $21 and $5, respectively, in construction in process (CIP) related to the Company’s implementation of Oracle’s enterprise resource procurement (ERP) system, which is classified as computer software. In the three months ended September 30, 2006, the Company capitalized $487 related to the ERP system and placed $471 in service. Project-to-date the Company has capitalized $2,226 related to the ERP system and placed $2,205 in service. The Company does not depreciate CIP until it is placed into service.

P. Income Tax (Benefit) Provision

The Company recorded a tax benefit during the three months ended September 30, 2006 reflecting a 10% effective tax benefit rate, as compared to a 36% effective tax rate for the same period in fiscal 2005. The effective tax rate for the three months ended September 30, 2006 was lower than the U.S. statutory tax rate of 35% primarily due to the Company’s losses, research and development tax credits, the extraterritorial income (ETI) benefit and other state tax benefits.

Q. Restructuring Provision

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s Myriad Logic, Inc. acquisition, the Company incurred a restructuring charge of $718 during the first quarter of fiscal year 2007 that was recorded related to the Company’s 2007 restructuring plan (the 2007 Plan). The 2007 Plan included $626 related to involuntary separation and retention costs for 12 employees, $65 related to the abandonment of an operating lease and $27 for other costs. All of these expenses were related to the Defense Business Unit and are expected to be paid within the next 12-months.

In fiscal year 2006, the Company also recorded a restructuring charge of $2,142 related to the Company’s 2006 restructuring plan (the 2006 Plan). The 2006 Plan included $2,065 related to involuntary separation costs for 55 employees, $25 for a facility closure and $52 for other costs (primarily legal costs). All of these expenses were principally in the Defense and Commercial Imaging and Visualizations business units with a modest amount in the Advanced Solutions and Modular Products and Services business units. An incremental provision of $9 was recorded during the three months ended September 30, 2006 to affect a slight adjustment to the severance estimate. The restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next 12-months.

The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the 2006 Plan and 2007 Plan:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2006	$433	$—	$—	$433

Defense	$633	65	$27	$725
CIV	1	—	—	1
Advanced Solutions	1	—	—	1
MPS	—	—	—	—

Total provision	$635	$65	$27	$727
Cash paid	398	—	27	425
Reversals	37	—	—	37

Restructuring liability at September 30, 2006	$633	$65	$—	$698

R. Subsequent Events

Mortgage Notes Payable

On October 19, 2006 the Company prepaid in full, two series of 7.30% senior secured notes due November 2, 2014 (the “Mortgage Notes”). The Mortgage Notes were issued in November 1999 in the original aggregate principal amount of $14,500, and were collateralized by the Company’s corporate headquarters, which consists of two buildings in Chelmsford, Massachusetts. The terms of the Mortgage Notes contained, among other provisions, financial covenants relating to the maintenance of an interest rate coverage ratio, certain leverage ratios and minimum consolidated net worth.

Since March 31, 2006, the Company had not been in compliance with certain of the financial covenants, and the Company elected to prepay the Mortgage Notes instead of renegotiating the financial covenants with the holders of the Mortgage Notes. The amount paid by the Company in connection with the prepayment of the Mortgage Notes equaled $10,463, which included the then outstanding principal amount of the Mortgage Notes plus a prepayment premium equal to $708, and a waiver fee equal to $15 in consideration of the noteholders’ waiver through October 19, 2006 of the Company’s non-compliance with the financial covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, timing of such funding, market acceptance of the our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing solutions. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms our systems process real-time radar, sonar, and signals intelligence data. Our systems are also used in state-of-the-art medical diagnostic imaging devices including MRI, PET, and digital X-ray, and in semiconductor imaging applications including photomask generation and wafer inspection. We provide advanced three-dimensional (3D) image processing and visualization software and optimized systems to diverse end markets including life sciences, geosciences, and simulation. We also provide radio frequency (RF) products for enhanced communications capabilities in military and commercial applications.

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

During the three months ended September 30, 2006, revenues decreased by $18.0 million compared to the same period in fiscal 2006, primarily as a result of a $18.8 million decrease in revenues from our Defense Business Unit (Defense) and $3.5 million decrease in revenues from our Commercial Imaging and Visualization Business Unit (CIV), offset by a $3.5 million increase from our Advanced Solutions Business Unit (Advanced Solutions) and a $0.8 million increase of our Modular Product and Services Business Unit (MPS). Gross margins as a percentage of revenues decreased from 63% during the three months ended September 30, 2005 to 55% during the same period in fiscal 2007, primarily due to a shift within our Defense business to lower margin fully configured and racked systems from historical higher margin multi-computer board sets, the spread of fixed costs over a lower revenue base and a greater percentage of software and professional services sale, which carry a lower margin than our defense products. Operating expenses increased by $2.6 million during the three months ended September 30, 2006 as compared to the same period in fiscal year 2006 primarily due to a $3.1 million in-process research and development charge incurred as a result of the Biotech acquisition.

In response to lower than expected demand in certain sectors of our business, as well as the need to maintain a competitive cost structure and integrate our previous acquisitions, we incurred a restructuring charge of $718 during the first quarter of fiscal year 2007 (the 2007 Plan). We believe the restructuring was necessary given the state of our markets and ability to absorb the capacity of our Silver Springs facility into our other facilities. We believe that this workforce reduction will enable us to remain competitive in the market and improve our long-term results.

On July 1, 2005, we acquired SoHard AG for $23.3 million, consisting of cash payments of $22.3 million and transaction costs of $1.0 million directly related to the acquisition. SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. On August 31, 2005, we purchased Echotek Corporation for $50.3 million, consisting of cash payments of $44.7 million, 177,132 shares of Mercury common stock valued at $5.2 million and transaction costs of $0.4 million directly related to the acquisition. The results of SoHard’s and Echotek’s operations have been included in our consolidated financial statements since the acquisition date.

On July 25, 2006, we purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3.1 million (including direct transaction costs of $0.1 million and put option of $2.3 million). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to us for $2.3 million subject to certain adjustments. This put option for $2.3 million along with a deferred license payment of $0.2 million was accrued for at acquisition and included in the above-described purchase price consideration. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $0.4 million to us. Further, we are required to provide working capital financing to Biotech totaling approximately $1.0 million at various points through April 1, 2007, which must be utilized as directed by us. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. Biotech is currently headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in the our consolidated financial statements since the acquisition date.

On September 5, 2006 we purchased Nav3D Corporation (Nav3D) for $0.8 million in cash (including direct transaction costs of $0.1 million), subject to certain post-closing adjustments. Nav3D works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D is currently headquartered in San Carlos, California. The results of Nav3D’s operations have been included in the our consolidated financial statements since the acquisition date.

Going forward, business and market uncertainties may affect future results. For a discussion of key factors that could impact the future and must be managed by us, please refer to the discussion below.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended September 30,
	2006	2005
Net revenues	100.0%	100.0%
Cost of revenues	44.8	36.6

Gross margin	55.2	63.4
Operating expenses:
Selling, general and administrative	42.3	30.1
Research and development	29.5	23.8
Amortization of acquired intangible assets	3.6	2.3
In-process research and development	6.3	0.8
Restructuring	1.3	—
Impairment of long-lived assets	0.2	—

Total operating expenses	83.2	57.0

(Loss) income from operations	(28.0)	6.4
Other income, net	1.7	0.8

(Loss) income before income taxes	(26.3)	7.2
(Benefit) provision for income taxes	(2.5)	2.6

Net (loss) income	(23.8)%	4.6%

REVENUES

	September 30, 2006	As a % of Total Net Revenue	September 30, 2005	As a % of Total Net Revenue	$ Change	% Change
Defense (Defense)	$22,253	45.5%	$41,083	61.4%	$(18,830)	(45.8)%
Commercial Imaging and Visualization (CIV)	10,237	20.9%	13,726	20.5%	(3,489)	(25.4)%
Advanced Solutions (ASBU)	12,843	26.2%	9,310	13.9%	3,533	37.9%
Modular Products and Services (MPS)	3,614	7.4%	2,782	4.2%	832	29.9%
Other (Other)	—	—	—	—	—	—

Total revenues	$48,947	100%	$66,901	100%	$(17,954)	(26.8)%

Total revenues decreased $18.0 million or 26.8% to $48.9 million during the three months ended September 30, 2006. International revenues represented approximately 11% and 12% of total revenues during the three months ended September 30, 2006 and 2005, respectively.

Defense revenues decreased $18.8 million or 45.8% during the three months ended September 30, 2006 compared to the same period in fiscal 2006. The decrease was primarily related to a $9.8 million decrease in radar applications, a $7.1 million decrease in shipments serving signal intelligence applications and a $2.4 million decrease in defense technology and applications. Contributing to these decreases in radar application and signal intelligence applications included a reprioritizing of funding by the federal government and the impact of the Berry Amendment which has caused several orders to slip out of the first quarter of fiscal year 2007. The decrease in Defense revenues was partially offset by a $0.6 million increase in incremental revenues related to the Echotek acquisition. The Echotek acquisition was finalized August 31, 2005, therefore, the three months ended September 30, 2006 included two additional months of revenue as compared to the same period in fiscal year 2006.

CIV revenues decreased $3.5 million or 25.4% during the three months ended September 30, 2006 compared to the same period in fiscal 2006. The decrease was primarily related to decreases in our legacy business lines, including a $2.1 million decrease in MRI applications, a $1.7 million decrease in revenues related to our digital X-ray applications and a $0.6 million decrease in PET applications. This decrease was partially offset by a $0.6 million increase in sales of our medical picture archiving and communication system (PACS) software. We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will continue to decrease over the near term as these customers transition to new platforms and new component manufacturers. We have started to see growth in our portfolio of new 3D image processing and visualization software applications. We perceive significant customer interest in the medical and oil and gas discovery industries for these products; however, the adoption rate of 3D applications by the marketplace is not yet increasing quickly enough to offset the decline in our existing 2D programs.

Advanced Solutions revenues increased $3.5 million or 37.9% during the three months ended September 30, 2006 compared to the same period in fiscal 2006. The increase in revenues was related to a $2.2 million increase in shipments of semiconductor imaging boards for developing and testing new semiconductors, $0.8 million recorded related to a large development effort for a telecommunications customer and a $0.9 million increase in shipments of other OEM systems. Shipments of semiconductor imaging boards represented 79% and 85% of Advanced Solutions revenues for the three months ended September 30, 2006 and 2005, respectively. Also impacting the results of the Advanced Solutions business unit was a component shortage from one of our suppliers that has limited Advanced Solutions ability to fulfill orders. This issue resulted in a comparatively large deferred revenue balance at September 30, 2006. We expect the majority of this deferred revenue to be earned within the next several months as the issue is resolved.

MPS revenues increased $0.8 million or 29.9% during the three months ended September 30, 2006 compared to the same period in fiscal 2006. The increase in revenue was primarily due to a $1.9 million increase in sales of custom processor boards to two large telecommunications customers, offset by $1.1 million decrease in sales to a mid-size telecommunication customer due, in part, to product development delays.

The Other business unit was formed on July 25, 2006 as a result of the acquisition of Biotech (see Note M to the consolidated financial statements) and had no revenues during the three-months ended September 30, 2006. Biotech’s operations are currently in the development stage with no material revenues expected to be generated during the next 12-months.

GROSS PROFIT

Gross profit was 55.2% for the three months ended September 30, 2006; a decrease of 820 basis points from the 63.4% gross profit achieved in the three months ended September 30, 2005. The decrease in gross profit was primarily due to a shift within our Defense business to lower margin fully configured and racked systems from historical higher margin multi-computer board sets, the spread of fixed costs over a lower revenue base and a greater percentage of software and professional services revenues which carry a lower margin than our defense products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 2.5% or $0.5 million to $20.7 million for the three months ended September 30, 2006 compared to $20.2 million during same period in fiscal 2005. The increase was primarily due to a $0.5 million increase in legal expense and a $0.4 million increase in stock compensation expense. These increases were offset by various items including a $0.2 million decrease in equipment and software expense, a $0.2 million decrease in audit fees, primarily due to lower fees associated with Sarbanes-Oxley compliance, and a $0.1 million decrease in recruiting expense as compared to the same period in fiscal year 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 8.8% or $1.4 million to $14.5 million for the three months ended September 30, 2006 compared to $15.9 million during the same period in fiscal 2006. The decrease was primarily the result of a decrease in compensation expense due a reduction in headcount of 28 employees that was caused, in part, due to our 2006 and 2007 Restructuring Plans. Research and development continues to be a focus of our business with approximately 29.5% and 23.7% of our revenues dedicated to research and development activities during the three months ended September 30, 2006 and 2005, respectively. One of the more significant research and development initiatives which began in fiscal year 2006 is our development efforts related to the Cell Broadband Engine™ processor family of products which accounted for approximately $3.2 million and $1.0 million of the research and development expenses in the three months ended September 30, 2006 and 2005.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased 20% or $0.3 million to $1.8 million for the three months ended September 30, 2006 compared to $1.5 million during the same period in fiscal 2006. The increase in amortization expenses for the three months ended September 30, 2006 was primarily the result of amortization associated with the intangible assets acquired in the Echotek acquisition which was completed in the first quarter of fiscal 2006.

RESTRUCTURING EXPENSE

We incurred a net restructuring charge of $0.7 million during the three months ended September 30, 2006 related to our efforts to integrate our prior acquisitions and to decrease our operating expenses due to lower than expected demand for certain sectors of our business. The $0.7 million charge primarily relates to severance provided to involuntarily terminated employees. No such restructuring charges were incurred during the three months ended September 30, 2005. We continue to monitor the ability and capacity to both lower our fixed operating expenses and more fully integrate our prior acquisitions; thus based upon future events or actions, additional restructuring charges may be incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended September 30, 2006, we incurred an impairment charge of $0.1 million related to a non-compete agreement we determined to be impaired based upon actions taken by a former employee who was bound by the non-compete agreement.

INTEREST INCOME

Interest income for the three months ended September 30, 2006 increased by $0.2 million to $1.8 million compared to fiscal year 2006. The increase was primarily related to increased rates of return on our marketable securities, partially offset by lower levels of cash and cash equivalents.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2006 was $1.0 million, remaining relatively consistent with interest expense for the same period in fiscal 2006. The interest rates on our outstanding notes payable are fixed in nature; thus, the fluctuations in interest expense are primarily related to lower principal balances on the debt and the impact of non-cash interest expense which relates to the amortization of our deferred financing costs.

OTHER INCOME (EXPENSE), NET

Other income (expense) was minimal for the three months ended September 30, 2006 and 2005, respectively. The changes in other income (expense) were primarily due to realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan.

INCOME TAX (BENEFIT) PROVISION

The Company recorded a tax benefit during the three months ended September 30, 2006 reflecting a 10% effective tax benefit rate, as compared to a 36% effective tax rate for the same period in fiscal 2006. The effective tax rate for the three months ended September 30, 2006 was lower than the U.S. statutory tax rate of 35% primarily due to the operating loss incurred during the three months ended September 30, 2006 in addition to the impact of certain research and development tax credits, the extraterritorial income (ETI) benefit and other state tax benefits.

SEGMENT OPERATING RESULTS

Results from operations of the Defense segment decreased $12.7 million for the three months ended September 30, 2006 to an operating loss of $6.1 million as compared to income from operations of $6.6 million for the same period in fiscal year 2006. The decrease in operating results of the Defense segment was primarily related to the decrease in revenues and a shift in product mix to lower-margin products. The decrease in operating results of the Defense segment was also due to increased incremental operating expenses associated with the acquisition of Echotek, which was finalized during the first quarter of fiscal year 2006, and $0.5 million of additional amortization associated with the intangibles acquired as a result of the Echotek acquisition.

Results from operations of the CIV segment decreased $2.2 million for the three months ended September 30, 2006 to an operating loss of $1.8 million as compared to income from operations of $0.4 million for the same period in fiscal year 2006. The decrease in operating results of the CIV segment was primarily related to a decrease in revenues. The decrease in operating results for the CIV segment was also impacted by a $0.5 million increase in research and development expenses primarily related to 3D Visage PACS products and the product family based on the Cell Broadband Engine™ processor. This increase in research and development expenses was offset by decreases in other operating expenses.

Results from operations of the Advanced Solutions segment increased $0.5 million for the three months ended September 30, 2006 to approximately $0.0 million from an operating loss of $0.5 million for the same period in fiscal year 2006. The increase in results from operations was primarily driven by an increase in revenues due to strength in the semiconductor industry partially offset by an increase in selling expense.

Results from operations of the MPS segment decreased $0.2 million for the three months ended September 30, 2006 to an operating loss of $0.3 million from an operating loss of $0.1 million for the same period in fiscal year 2006. The decrease in results from operations was primarily due to a shift in product mix to lower-margin products.

Losses from the operations of the Other segment were $3.2 million for the three months ended September 30, 2006. The Other segment was formed as a result of the Biotech acquisition on July 25, 2006. The operating loss was primarily driven by a charge of $3.1 million for in-process research and development related to the Biotech acquisition.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business, certain guarantees made related to the acquisition of a development-stage biotech company during the first quarter of fiscal year 2007 (see Note M to the Consolidated Financial Statements) and certain indemnification provisions (see Note J to the Consolidated Financial Statements), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the period ended	September 30, 2006	September 30, 2005
Net cash (used in) provided by operating activities	$(5,438)	$17,700
Net cash provided by (used in) investing activities	2,237	(29,165)
Net cash used in financing activities	(372)	(4,928)
Net decrease in cash and cash equivalents	(3,643)	(16,534)
Cash and cash equivalents at end of period	19,340	26,609

Cash and Cash Equivalents

Our cash and cash equivalents decreased by $7.3 million in the three months ended September 30, 2006 as compared to the same period in fiscal 2006 primarily as a result of cash outlays for severance and other restructuring obligations and normal operating activities.

During the three months ended September 30, 2006, we used $5.4 million in cash from operations compared to $17.7 million generated from operations during the same period in fiscal year 2006. The $23.1 million decrease in the amount of cash generated from operations was largely driven by lower comparative net income, a $4.3 million decrease in prepaid expenses and other current assets and approximately $3.5 million of income tax payments. The net loss was offset by several non-cash expenses, including $2.2 million of stock-based compensation expense, $4.4 million in depreciation and amortization expense and a $3.1 million in in-process research and development expense due to the Biotech acquisition. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the three months ended September 30, 2006, we generated $2.2 million of cash from investing activities compared with $29.2 million used in investing activities during the same period in fiscal year 2006. During the three months ended September 30, 2006, our cash used in the businesses and asset acquisition and capital expenditures were $1.5 million and $2.5 million, respectively. This was offset by net sales and maturities of marketable securities of $6.2 million. During the same period in fiscal year 2006, cash used in the acquisition of businesses and capital expenditures was $67.4 million and $2.6 million, respectively, offset by net sales and maturities of marketable securities of $40.8 million.

During the three months ended September 30, 2006, our financing activities used cash of $0.4 million, which primarily consisted of $0.9 million used for principal payments on outstanding notes, offset by 0.5 million in million in proceeds from employee stock plans. During the same period in fiscal year 2006, financing activities used cash of $4.9 million, which primarily consisted of $6.3 million used for purchases of our common stock, offset by $1.5 million in proceeds from employee stock plans.

During the three months ended September 30, 2006, our prime source of liquidity came from existing cash and marketable securities and cash expected to be generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, mortgage notes, an alliance purchase agreement, a supply agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures. If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

The terms of our mortgage note agreements contain certain covenants and include significant prepayment penalties. We were not in compliance with the consolidated interest expense to earnings before interest and taxes and consolidated indebtedness to earnings before interest, taxes, depreciation and amortization covenants as of June 30, 2006. This non-compliance was largely due to the impact of the third and fourth quarter 2006 net losses. On April 21, 2006, we obtained a temporary waiver from the holders of the Mortgage Notes, effective through July 15, 2006 (and extended through July 31, 2006), for our non-compliance with these covenants, after which time we would be required to meet these covenants. Accordingly, we reclassified the Mortgage Notes from long-term to current as of June 30, 2006. As of September 30, 2006, we were still not in compliance with the covenants as currently structured after July 31, 2006. On October 18, 2006 we obtained another temporary waiver from the holders of the Mortgage Notes effective through October 19, 2006 and we elected to repay the outstanding principal, accrued interest plus the prepayment penalty. See Note R for further discussion of the Mortgage Notes repayment.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2006:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$134,905	$9,856	$125,049	$—	$—
Interest due on notes payable	7,794	3,207	4,587	—	—
Inventory purchase obligations	25,838	25,838	—	—	—
Supply agreement	4,318	1,993	—	2,325	—
Alliance agreement	73,706	6,962	30,744	36,000	—
License agreement	125	125	—	—	—
ERP agreements	1,844	1,844	—	—	—
Operating leases	3,379	1,029	1,229	987	134
Other long-term liabilities	96	—	96	—	—

	$252,005	$50,854	$161,705	$39,312	$134

Notes payable and interest due on notes payable consists of various domestic and foreign debt agreements and the interest due on such agreements. (See Note N of the Notes to the consolidated financial statements for further financial information regarding these agreements). Our pension obligation and deferred compensation plan liabilities which are not included in the table above, are included in accrued expenses in our consolidated balance sheets. The put option for $2.3 million related to the acquisition of the development-stage biotech company, which is not included in the above table, is included in accrued expenses in our consolidated balance sheet. (See Note M of the Notes to the consolidated financial statements for further information regarding this put option)

Inventory purchase obligations represent open non-cancelable purchase commitments for certain inventory components used in normal supply-chain operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $25.8 million at September 30, 2006.

In June 2005, we entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement, as subsequently amended, is in effect until December 2011 and contains penalties for volume commitments and a variable early termination penalty that generally decreases over time based upon purchases. Aggregate minimum purchase commitments over the term of the agreement total approximately $69.1 million. Further, this agreement requires payments of $2.0 million related to the licensing of certain technology, $6.8 million related to the development of certain technologies and royalty payments based on future purchases capped at a maximum of $1.0 million (with a minimum of $0.2 million). Payments of $1.5 million were made during the three months ended September 30, 2006 in relation to this alliance agreement, excluding any monies paid for inventory purchased against the minimum purchase commitments. As of September 30, 2006, the total fee to terminate the alliance agreement, including termination of the minimum purchase commitments, was $1.9 million.

In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. In connection with the implementation of the ERP system upgrade, we entered into several agreements with a third-party relating to the initial phases of the implementation. As of September 30, 2006, there was $1.8 million of funds authorized that have not been expended related to the ERP effort.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went end of life. This supply agreement commits the vendor to acquiring and storing approximately $6.6 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of December 31, 2006 or completion of the wafer fabrication process, the Company is required to pay approximately $2.0 million of the $6.6 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.6 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

We paid approximately $0 and $2,000 of life insurance premiums during the three months ended September 30, 2006 and the fiscal year ended June 30, 2006 for the benefit of David Bertelli, the brother of our Chief Executive Officer and a former company vice president.

We have an at-will agreement with Wellness Edge, a private company owned, in part, by the daughter of our Chief Executive Officer, to manage the employee fitness center. We paid Wellness Edge $1,808 during the three months ended September 30, 2006, and we owed no amounts under this agreement as of September 30, 2006. We paid Wellness Edge $10,000 in relation to this agreement during fiscal year 2006 and owed no amounts under this agreement as of June 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS No. 157 and have not yet determined the impact that the adoption of SFAS No. 157 will have on our financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. While additional efforts will be necessary to measure and disclose this information, we do not expect the adoption of Interpretation No. 48 to have a material impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2006 to September 30, 2006.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes from the factors disclosed in our 2006 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information as of and for the three months ended September 30, 2006 with respect to shares repurchased pursuant to minimum tax withholding elections on restricted stock issued and vested under our 2005 Stock Incentive Plan (Table in thousands except share date).

Period of Repurchase	Total Number of Shares Purchased During the Quarter Ended September 30, 2006	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1-31, 2006	—	$—	$—
August 1-31, 2006	1,620	12.47	20
September 1-30, 2006	—	—	—

Total	1,620	$12.47	$20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders held on August 7, 2006, our shareholders approved a proposed stock option exchange program and a related amendment to our 2005 Stock Incentive Plan to allow this exchange. The voting results were as follows:

For 11,189,734	Against 6,552,089	Abstain 306,766

ITEM 5. OTHER INFORMATION

On November 3, 2006, the Company paid Marcelo G. Lima, Vice President and General Manager, Commercial Imaging and Visualization and a “named executive officer” (as such term is used in Item 402(a)(3) of Regulation S-K), a cash bonus in the amount of $4,095 under the Company’s annual executive bonus program for fiscal year 2007. As part of the 2007 annual executive bonus program, Mr. Lima receives a quarterly bonus determined as a percentage of the revenues of the CIV business unit, and the foregoing payment represents the amount earned by Mr. Lima with respect to CIV’s revenues for the first fiscal quarter.

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

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 9, 2006.

MERCURY COMPUTER SYSTEMS

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer