Form 10-Q
period 2006-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2007-02-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Shares of Common Stock outstanding as of January 31, 2007: 22,231,124 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	December 31, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$16,736	$22,983
Marketable securities	73,916	113,057
Accounts receivable, net of allowance of $762 and $584 at December 31, 2006 and June 30, 2006, respectively	41,449	34,518
Inventory	26,149	19,870
Deferred tax assets, net	6,496	6,495
Prepaid expenses and other current assets	7,655	4,226

Total current assets	172,401	201,149
Marketable securities	45,882	26,162
Property and equipment, net	30,741	32,091
Goodwill	93,971	91,850
Acquired intangible assets, net	19,947	22,876
Deferred tax assets, net	9,513	7,535
Other non-current assets	4,395	4,783

Total assets	$376,850	$386,446

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,224	$14,196
Accrued expenses	7,771	5,635
Accrued compensation	9,506	9,146
Accrued warranty expenses	2,326	2,601
Notes payable and current portion of capital lease obligation	60	10,067
Income taxes payable	1,574	3,247
Deferred revenues and customer advances	13,883	12,844

Total current liabilities	53,344	57,736
Notes payable and non-current portion of capital lease obligation	125,042	125,627
Accrued compensation	1,741	1,564
Deferred tax liabilities, net	7,852	8,732
Other long-term liabilities	979	798

Total liabilities	188,958	194,457
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000 shares authorized; 21,220 and 21,053 shares issued and outstanding at December 31, 2006 and June 30, 2006 respectively	212	210
Additional paid-in capital	84,346	77,999
Retained earnings	101,120	113,808
Accumulated other comprehensive income (loss)	2,214	(28)

Total shareholders’ equity	187,892	191,989

Total liabilities and shareholders’ equity	$376,850	$386,446

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Net revenues	$57,920	$62,501	$106,867	$129,401
Cost of revenues	25,249	23,699	47,197	48,218

Gross profit	32,671	38,802	59,670	81,183
Operating expenses:
Selling, general and administrative	22,938	21,215	43,621	41,374
Research and development	15,131	14,834	29,584	30,708
Amortization of acquired intangible assets	1,777	2,521	3,549	4,041
In-process research and development	—	—	3,060	548
Restructuring	287	—	977	—
Impairment of long-lived assets	—	—	79	—

Total operating expenses	40,133	38,570	80,870	76,671

(Loss) income from operations	(7,462)	232	(21,200)	4,512
Interest income	1,601	1,483	3,399	3,052
Interest expense	(1,594)	(1,050)	(2,548)	(2,086)
Other income (expense), net	2,605	(24)	2,622	(29)

(Loss) income before income taxes	(4,850)	641	(17,727)	5,449
Income tax (benefit) provision	(3,815)	(592)	(5,039)	1,144

Net (loss) income	$(1,035)	$1,233	$(12,688)	$4,305

Net (loss) earnings per share:
Basic	$(0.05)	$0.06	$(0.60)	$0.21

Diluted	$(0.05)	$0.06	$(0.60)	$0.20

Weighted-average shares outstanding:
Basic	21,174	21,006	21,150	20,984

Diluted	21,174	21,376	21,150	21,435

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(12,688)	$4,305
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,939	8,678
Stock-based compensation	5,314	4,078
Tax benefit from stock options	46	550
Changes in deferred income taxes	(3,002)	(2,553)
Non-cash interest	423	432
Impairment of long-lived assets	79	—
In-process research and development	3,060	550
Loss on disposal of property and equipment	100	—
Gross tax windfall from stock-based compensation	(46)	(180)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(6,697)	(773)
Inventory	(6,189)	(3,673)
Prepaid expenses and other current assets	(3,199)	3,213
Other non-current assets	(18)	(255)
Accounts payable and accrued expenses	3,637	504
Deferred revenues and customer advances	858	4,098
Income taxes payable	(1,715)	231
Other long term liabilities	352	1,138

Net cash (used in) provided by operating activities	(10,746)	20,343

Cash flows from investing activities:
Purchases of marketable securities	(60,008)	(71,749)
Sales and maturities of marketable securities	79,911	120,530
Acquisition of businesses and assets, net of cash acquired	(1,513)	(67,535)
Purchases of property and equipment	(4,076)	(5,399)
Acquisition of intangible assets	(99)	(2,000)

Net cash provided by (used in) investing activities	14,215	(26,153)

Cash flows from financing activities:
Proceeds from employee stock plans	1,058	4,789
Proceeds from capital lease, net of repayments	68	—
Gross tax windfall from stock-based compensation	46	180
Repurchases of common stock	(69)	(12,284)
Payments of principal under notes payable	(10,772)	(462)

Net cash used in financing activities	(9,669)	(7,777)

Effect of exchange rate changes on cash and cash equivalents	(47)	(16)

Net decrease in cash and cash equivalents	(6,247)	(13,603)
Cash and cash equivalents at beginning of period	22,983	43,143

Cash and cash equivalents at end of period	$16,736	$29,540

Cash paid during the period for:
Interest	$1,028	$2,611
Income taxes, net	3,813	2,935
Early debt retirement fee	772	—

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$790	$1,610
Issuance of common stock related to acquisitions	—	5,172

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

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, nonvested restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options have a maximum term of 10 years and are exercisable at such times, in installments or otherwise, as the Board of Directors or a committee of the Board may determine. All nonvested restricted stock are granted with a time-based restriction period of no less than three years, provided however, that the time-based restriction may become vested incrementally over the three-year period. There were 1,940,565 shares available for future grant under the 2005 Plan at December 31, 2006.

The number of shares authorized for issuance under the Company’s 1997 Stock Option Plan (the “1997 Plan”) was 8,650,000 shares, of which 100,000 shares could be issued pursuant to nonvested restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and nonvested restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan. The foregoing action does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

The following table summarizes activity of the Company’s stock option plans since June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at June 30, 2006	4,836,595	$24.70	6.38
Grants	237,000	12.74
Exercises	(124,346)	4.39
Cancellations (1)	(2,110,096)	30.69

Outstanding at December 31, 2006	2,839,153	$20.14	6.43

(1)	Options modified as part of the Company’s shareholder-approved option exchange program, totaling 1,889,886 options, are included in the cancellations figure.

Information related to the stock options outstanding as of December 31, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price	Exercisable Weighted Average Remaining Contractual Life (years)
$ 4.00 – $11.69	248,227	1.78	$9.04	248,227	$9.04
$11.70 – $16.45	712,547	8.80	$14.96	146,547	$14.06
$16.46 – $22.10	849,842	6.22	$18.93	705,417	$18.94
$22.11 – $29.80	828,935	6.41	$25.02	605,040	$25.08
$29.81 – $48.00	199,602	4.74	$37.31	199,602	$37.31

$ 4.00 – $48.00	2,839,153	6.43	$20.14	1,904,833	$21.15	5.31

Options for the purchase of 3,336,670 shares were exercisable at June 30, 2006 with a weighted-average exercise price of $26.18.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2006 and June 30, 2006 was $1,125 and $3,047, respectively. The intrinsic value of the options exercised during the three months ended December 31, 2006 and 2005 was $79 and $779, respectively. The intrinsic value of the options exercised during the six months ended December 31, 2006 and 2005 was $150 and $1,337, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2006, there was $9,610 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years from December 31, 2006. As of June 30, 2006, there was $16,623 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans.

The following table summarizes the status of the Company’s nonvested common stock awards (“restricted stock”) since June 30, 2006:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	592,596	$18.16
Granted (1)	532,935	9.89
Vested	(5,498)	26.75
Forfeited	(49,998)	17.91

Outstanding at December 31, 2006	1,070,035	$14.01

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 472,485 awards, at a weighted-average fair value of $9.48, are included in the granted figure.

Restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2006, there was $12,785 of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.4 years from December 31, 2006. As of June 30, 2006, there was $9,931 of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the 1997 Employee Stock Purchase Plan to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were 46,876 and 37,767 shares issued under the ESPP during the six months ended December 31, 2006 and 2005, respectively. Shares available for future purchase under the ESPP totaled 288,705 at December 31, 2006.

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

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2006 and 2005 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Cost of revenues	$122	$22	$51	$167
Selling, general and administrative	2,379	1,601	4,135	2,976
Research and development	590	374	1,128	935

Share-based compensation expense before tax	3,091	1,997	5,314	4,078
Income tax benefit	(511)	(540)	(1,487)	(1,220)

Net compensation expense	$2,580	$1,457	$3,827	$2,858

The weighted-average grant-date fair values of options granted during the three months ended December 31, 2006 and 2005 were $6.77 and $13.29, respectively, per option. The weighted-average grant-date fair values of options granted during the six months ended December 31, 2006 and 2005 were $6.84 and $13.90, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Option life (1)	6 years	6 years	6 years	6 years
Risk-free interest rate (2)	4.6%	4.3%	4.7%	4.1%
Stock volatility (3)	49%	50%	51%	48%
Dividend rate	0%	0%	0%	0%

(1)	The option life was determined using the simplified method for estimating expected option life, as all options qualify as “plain-vanilla” options.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using a weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during three months ended December 31, 2006 and 2005 was $3.69 and $7.13, respectively per right. The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during the six months ended December 31, 2006 and 2005 was $3.71 and $8.99, respectively per right. The fair value of the employees’ stock purchase rights were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	5.0%	4.3%	5.0%	4.3%
Stock volatility	30%	61%	30%	61%
Dividend rate	0%	0%	0%	0%

During the three months ended December 31, 2006 and 2005, the Company granted 37,750 and 52,990 shares, respectively, of restricted stock to certain employees and officers as permitted under the 1997 and 2005 Stock Plans. During the six months ended December 31, 2006 and 2005, the Company granted 60,450 and 63,066 shares, respectively, of restricted stock to certain employees and officers as permitted under the 1997 and 2005 Stock Plans. These restricted stock grants vest ratably in annual tranches over three to four years or cliff vest after four years and are subject to forfeiture if employment terminates during the prescribed retention period. Compensation expense for the number of shares issued is recognized ratably over the service period and is recorded in the consolidated statement of operations as a component of cost of revenues, selling, general and administrative and research and development expense.

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

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per share (in thousands, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net (loss) income—basic	$(1,035)	$1,233	$(12,688)	$4,305
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—	—	—

Adjusted net (loss) income—for calculation of diluted earnings per share	$(1,035)	$1,233	$(12,688)	$4,305

Shares used in computation of net (loss) earnings per share—basic	21,174	21,006	21,150	20,984
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—	—	—
Stock option, restricted common stock and employee stock purchase plans	—	370	—	451

Shares used in computation of net (loss) earnings per share—diluted	21,174	21,376	21,150	21,435

Net (loss) earnings per share—basic	$(0.05)	$0.06	$(0.60)	$0.21

Net (loss) earnings per share—diluted	$(0.05)	$0.06	$(0.60)	$0.20

Equity instruments to purchase 3,864,532 and 4,465,201 shares of common stock were not included in the calculation of diluted net (loss) earnings per share for the three and six months ended December 31, 2006, respectively because the equity instruments were antidilutive. Equity instruments to purchase 3,970,959 and 3,703,975 shares of common stock were not included in the calculation of diluted net income per share for the three and six months ended December 31, 2005, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the dilutive net (loss) earnings per share for the three and six months ended December 31, 2006 and 2005 because the equity instruments were antidilutive.

E. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on the Company’s financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and the Company plans to adopt SAB 108 in the fourth quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial condition or results of operations.

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

In June 2006, the FASB reached consensus on Emerging Issues Task Force (EITF) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (APB) No. 22, Disclosure of Accounting Policies. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF No. 06-3 to have a material impact on the Company’s financial condition or results of operations.

F. Comprehensive (Loss) Income

Total comprehensive (loss) income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net (loss) income	$(1,035)	$1,233	$(12,688)	$4,305
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,097	(439)	1,760	(629)
Change in unrealized gain (loss) on marketable securities	107	(67)	483	(354)

Other comprehensive income (loss)	1,204	(506)	2,243	(983)

Total comprehensive income (loss)	$169	$727	$(10,445)	$3,322

G. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consist of materials, labor and overhead. There are no amounts in inventory relating to contracts having production cycles longer than one year. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. Inventory was comprised of the following at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Raw materials	$9,403	$6,032
Work in process	11,566	9,666
Finished goods	5,180	4,172

Total	$26,149	$19,870

H. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company has five operating and reportable segments which were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Defense Business Unit (Defense)—This segment provides high-performance embedded computer systems as standard products to the defense markets by using commercial off-the-shelf (COTS) and selected rugged components. This segment also provides simulation software (commercial and defense) and customized design services to meet the specified requirements of a military application. On August 25, 2005, the Company acquired Echotek Corporation and their results are reported in this operating segment since the acquisition date. On September 5, 2006, the Company acquired Nav3D Corporation and their results are reported in this operating segment since the acquisition date. Beginning July 1, 2006, the VistaNav product line has been transferred from the CIV business unit to the Defense business unit, and the prior year tables below have been restated to conform to the current period presentation.

•

Commercial Imaging and Visualization Business Unit (CIV)—This segment provides high-performance embedded computer systems and two-dimensional (2D) and three-dimensional (3D) image processing and visualization software to the imaging and visualization market including life sciences (medical imaging and biotechnology) and geoscience (earth sciences including oil and gas exploration). On July 1, 2005, the Company acquired SoHard AG and their results are reported in this operating segment since the acquisition date. Beginning July 1, 2006, the VistaNav product line has been transferred from the CIV business unit to the Defense business unit, and the prior year tables below have been restated to conform to the current period presentation.

•

Advanced Solutions Business Unit (Advanced Solutions)—This segment provides a host of high-performance I/O bandwidth computer systems, services and licenses of intellectual property for the semiconductor (photomask generation, reticle inspection and wafer inspection), telecommunication, military and aerospace markets.

•

Modular Products and Services Business Unit (MPS)—This segment provides quick turn-around design for application-specific processor and high-performance I/O boards for the telecommunications, military and aerospace markets.

•

Other—This segment is comprised of the Company’s biotech venture which works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of the biotech venture’s computational fragment-based drug design technology.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2006. The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income (loss) reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Other	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2006
Net revenues to unaffiliated customers	$26,788	$11,269	$14,149	$5,714	$—	$—	$—	$57,920
Intersegment revenues	—	—	—	104	—	—	(104)	—

Net revenues	26,788	11,269	14,149	5,818	—	—	(104)	57,920
Income (loss) from operations	(1,930)	(1,874)	(815)	693	(373)	(3,091)	(72)	(7,462)
Depreciation and amortization expense	2,976	891	492	166	8	—	—	4,533
THREE MONTHS ENDED DECEMBER 31, 2005
Net revenues to unaffiliated customers	$33,822	$15,221	$10,740	$2,718	$—	$—	$—	$62,501
Intersegment revenues	—	—	—	76	—	—	(76)	—

Net revenues	33,822	15,221	10,740	2,794	—	—	(76)	62,501
Income (loss) from operations	(438)	1,670	1,160	(155)	—	(1,997)	(8)	232
Depreciation and amortization expense	3,296	1,041	416	135	—	—	—	4,888
SIX MONTHS ENDED DECEMBER 31, 2006
Net revenues to unaffiliated customers	$49,041	$21,506	$26,992	$9,328	$—	$—	$—	$106,867
Intersegment revenues	—	—	—	345	—	—	(345)	—

Net revenues	49,041	21,506	26,992	9,673	—	—	(345)	106,867
Income (loss) from operations	(8,042)	(3,722)	(830)	534	(3,564)	(5,314)	(262)	(21,200)
Depreciation and amortization expense	5,857	1,774	970	328	—	10	—	8,939
SIX MONTHS ENDED DECEMBER 31, 2005
Net revenues to unaffiliated customers	$74,904	$28,947	$20,050	$5,500	$—	$—	$—	$129,401
Intersegment revenues	—	—	—	220	—	—	(220)	—

Net revenues	74,904	28,947	20,050	5,720	—	—	(220)	129,401
Income (loss) from operations	6,205	2,072	630	(238)	—	(4,078)	(79)	4,512
Depreciation and amortization expense	5,532	2,051	828	267	—	—	—	8,678

The geographic distribution of the Company’s revenues and long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2006
Net revenues to unaffiliated customers	$50,265	$6,239	$1,416	$—	$57,920
Inter-geographic revenues	1,864	72	8	(1,944)	—

Net revenues	52,129	6,311	1,424	(1,944)	57,920
Identifiable long-lived assets	111,237	37,452	365	—	149,054
THREE MONTHS ENDED DECEMBER 31, 2005
Net revenues to unaffiliated customers	$55,407	$5,326	$1,768	$—	$62,501
Inter-geographic revenues	3,320	24	—	(3,344)	—

Net revenues	58,727	5,350	1,768	(3,344)	62,501
Identifiable long-lived assets	116,594	35,711	284	—	152,589
SIX MONTHS ENDED DECEMBER 31, 2006
Net revenues to unaffiliated customers	$91,324	$12,874	$2,669	$—	$106,867
Inter-geographic revenues	4,215	82	14	(4,311)	—

Net revenues	95,539	12,956	2,683	(4,311)	106,867
Identifiable long-lived assets	111,237	37,452	365	—	149,054
SIX MONTHS ENDED DECEMBER 31, 2005
Net revenues to unaffiliated customers	$114,048	$11,164	$4,189	$—	$129,401
Inter-geographic revenues	7,565	258	—	(7,823)	—

Net revenues	121,613	11,422	4,189	(7,823)	129,401
Identifiable long-lived assets	116,594	35,711	284	—	152,589

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Customer A (Advanced Solutions)	12.7%	10.0%	13.5%	9.7%
Customer B (Defense)	*	17.2	*	15.6
Customer C (Commercial Imaging and Visualization)	*	12.7	*	10.6
Customer D (Defense)	*	12.1	*	14.4

	12.7%	52.0%	13.5%	50.3%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

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

The changes in the carrying amount of goodwill for the six months ended December 31, 2006 and the year ended June 30, 2006 were as follows:

	Defense	Commercial Imaging and Visualization	Modular Products and Services	Total
JUNE 30, 2005 BALANCE	$9,848	$18,180	$9,052	$37,080
Goodwill recorded	36,451	17,157	—	53,608
Foreign currency translation	—	1,162	—	1,162

JUNE 30, 2006 BALANCE	$46,299	$36,499	$9,052	$91,850
Goodwill recorded	561	—	—	561
Foreign currency translation	—	1,560	—	1,560

DECEMBER 31, 2006 BALANCE	$46,860	$38,059	$9,052	$93,971

The increase in goodwill during the six months ended December 31, 2006 consisted of an increase of $561 related to the acquisition by the Company of Nav3D Corporation (see Note M to the consolidated financial statements) and an increase of $1,560 related to foreign currency translation adjustments.

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

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
DECEMBER 31, 2006
Completed technology	$17,566	$(9,800)	$7,766	3.3 years
Customer relationships	12,727	(3,874)	8,853	5.4 years
Licensing agreements, trademarks and patents	3,801	(490)	3,311	5.0 years
Assembled Workforce	20	(3)	17	3.0 years
Backlog	1,770	(1,770)	—	0.4 years
Non-compete agreements	142	(142)	—	3.0 years

	$36,026	$(16,079)	$19,947

JUNE 30, 2006
Completed technology	$17,330	$(7,483)	$9,847	3.3 years
Customer relationships	12,206	(2,646)	9,560	5.4 years
Licensing agreements, trademarks and patents	3,689	(309)	3,380	5.0 years
Backlog	1,746	(1,746)	—	0.4 years
Non-compete agreements	135	(46)	89	3.0 years

	$35,106	$(12,230)	$22,876

Amortization expense related to acquired intangible assets for the three months ended December 31, 2006 and 2005 was $1,777 and $2,521, respectively. Amortization expense related to acquired intangible assets for the six months ended December 31, 2006 and 2005 was $3,549 and $4,041, respectively. The Company also recorded an impairment charge of $0 and $79, respectively, during the three and six months ended December 31, 2006 related to the non-compete agreement. Estimated future amortization expense for acquired intangible assets remaining at December 31, 2006 is $3,900 for fiscal 2007, $7,801 for fiscal 2008, $4,189 for fiscal 2009, $2,492 for fiscal 2010, and $1,565 thereafter.

J. Commitments and Contingencies

LEGAL CLAIMS

On December 20, 2006, the Internal Revenue Service (“IRS”) concluded its audit of the Company’s tax years ended June 30, 2005, 2004 and 2003. The contested issues addressed in the IRS audit report concerned the Company’s tax position on what constitutes qualifying research and development costs for purposes of the research and development tax credit. As of December 31, 2006, the Company reached a preliminary settlement with the IRS in the amount of $1,574, including interest and penalties, which the Company has accrued in full and included in accrued expenses in the consolidated balance sheet at December 31, 2006. The Company expects the settlement to be finalized and paid during the third fiscal quarter of 2007.

In October 2006, the Company and one of its German subsidiaries commenced a series of legal actions in the District Court of Nuremberg-Fuerth, Germany against the former general manager of the subsidiary and a third-party company related to the former general manager alleging, among other things, that the former general manager had breached his non-competition obligations to the Company and the subsidiary and had otherwise engaged in conduct detrimental to the subsidiary while still employed by the subsidiary. In November 2006, the parties settled all of these legal actions, and a related labor suit, through the payment to the Company of damages in the amount of $2,352 for breach of non-compete agreements, interference with the subsidiary’s business and the assumption of certain non-medical professional service contracts by the third-party company. In connection with the settlement, the third-party company also agreed not to compete against the Company’s German subsidiary in the field of image processing for medical and pharmaceutical applications within the European Union and Switzerland for a period ending on July 1, 2008. The settlement amount of $2,352 was included in other income (expense) in the consolidated statements of operations.

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

K. Shareholders’ Equity

In July 2005, the Company’s Board of Directors authorized a share repurchase program for up to $20,000 of the Company’s currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the three and six months ended December 31, 2006, 3,000 shares of common stock were repurchased under this program for a total cost of $49. During the three months ended December 31, 2005, 301,062 shares of common stock were repurchased under the program for a total cost of $6,029. During the six months ended December 31, 2005, 531,862 shares of common stock were repurchased under this program for a total cost of $12,284.

L. Product Warranty Liability

All of the Company’s product sales generally include a 12 or 18-month standard hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2006 and 2005, respectively:

	2006	2005
Beginning balance at June 30,	$2,601	$1,620
Accruals for warranties issued during the period	1,589	3,519
Warranty liabilities assumed in acquisitions	—	101
Settlements made during the period	(1,864)	(2,117)

Ending balance at December 31,	$2,326	$3,123

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

The purchase price as of July 1, 2005 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$888
Accounts receivable	1,180
Inventory	287
Prepaid expenses and other current assets	570
Property and equipment	418
Customer relationships	3,300
Other acquired intangible assets (customer backlog, non-compete and completed technology)	2,350
In-process research and development	450
Goodwill	17,157
Current liabilities	(1,916)
Current portion of long-term notes payable	(36)
Deferred tax liabilities, net	(751)
Long-term notes payable	(603)

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

The following table presents the Company’s unaudited pro forma results of operations for the six months ended December 31, 2005, as if the Echotek acquisition had occurred at the beginning of the fiscal year. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $1,022 during the first six months of fiscal year 2006), adjustments to eliminate inter-company transactions (totaling $13 during the first six months of fiscal year 2006), adjustments for non-recurring items (totaling $741 of bonuses paid directly related to the acquisition during the first six months of fiscal year 2006) and adjustments for income tax effects (totaling $26 during the first six months of fiscal year 2006). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

For the six months ended December 31,	2005
Net revenues	$132,945
Net income	4,206
Net earnings per share—basic	0.20
Net earnings per share—diluted	0.19

Biotech

On July 25, 2006, the Company purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3,074 (including direct transaction costs of $124 and put option of $2,250). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. This put option for $2,250 along with a deferred license payment of $150 was accrued for at acquisition and included in the above-described purchase price consideration. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $400 to the Company. Further, the Company is required to provide working capital financing to Biotech totaling $950 at various points through April 1, 2007, which must be utilized as directed by the Company. Through December 31, 2006, the Company has provided $550 of working capital cash to Biotech, of which $252 was not utilized at December 31, 2006 and was included as cash and cash equivalents in the Company’s consolidated balance sheet. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. Biotech is currently headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

The purchase price as of July 25, 2006 was preliminarily allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash and other current assets	$2
Acquired intangible assets (assembled workforce and completed technology)	30
In-process research and development	3,060
Other long term assets	18
Current liabilities	(36)

$3,074

The purchase price allocation is preliminary pending the final determination of the fair-value of intangible assets and assessment of the fair values of certain assumed assets and liabilities.

As of December 31, 2006, there was approximately $2,400 of unpaid purchase price related to the Biotech acquisition. This liability is accrued and recorded in the consolidated balance sheet in accrued expenses and is expected to be paid by August 31, 2007.

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Completed technology	5 years
Assembled workforce	3 years

Nav3D

On September 5, 2006, the Company purchased Nav3D Corporation (Nav3D) for $850 in cash (including direct transaction costs of $109), subject to certain post-closing adjustments. Nav3D works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D is currently headquartered in San Carlos, California. The results of Nav3D’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

The purchase price as of September 5, 2006 was preliminarily allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$11
Accounts receivable	35
Prepaid expenses and other current assets	4
Property and equipment	30
Customer relationships	290
Completed technology	80
Goodwill	561
Current liabilities	(161)

$850

The purchase price allocation is preliminary pending the final determination of the fair-value of intangible assets and assessment of the fair values of certain assumed assets and liabilities.

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Customer relationships	6 years
Completed technology	7 years

The pro forma statements reflecting the operating results of Nav3D as if Nav3D had been acquired as of July 1, 2005 would not differ materially from the operating results of the Company as reported.

N. Notes Payable

Notes payable consisted of the following:

	December 31, 2006	June 30, 2006
Convertible senior notes payable	$125,000	$125,000
Mortgage notes payable	—	9,997
Other notes payable and capital lease obligations	102	697
Less: current portion	(60)	(10,067)

Total non-current notes payable	$125,042	$125,627

The following summarizes the future cash payment obligations (excluding interest) as of December 31, 2006 (assuming the convertible senior notes are redeemed on the first optional redemption date):

Less than 1 year	$60
1 – 2 years	28
2 – 3 years	125,014
Thereafter	—

$125,102

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted on the final maturity date if, on or prior to May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject the Company to any financial covenants. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, they may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest. As of December 31, 2006, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three months ended December 31, 2006 and 2005, respectively, additional interest expense from the amortization of these deferred financing costs totaled $211 and $216, respectively. For the six months ended December 31, 2006 and 2005, respectively, additional interest expense from the amortization of these deferred financing costs totaled $423 and $432, respectively. The unamortized balance of deferred financing costs totaled approximately $1,974 and $2,397 at December 31, 2006 and June 30, 2006, respectively.

Mortgage Notes Payable

In November 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes were collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes, as amended, contained certain covenants, which, included the maintenance of an interest coverage ratio, certain leverage ratios and a minimum consolidated net worth. The Mortgage Notes also included significant prepayment penalties.

Since March 31, 2006, the Company had not been in compliance with certain of the financial covenants, and the Company elected to prepay the Mortgage Notes in full on October 19, 2006 instead of renegotiating the financial covenants with the holders of the Mortgage Notes. The amount paid by the Company in connection with the prepayment of the Mortgage Notes equaled $10,463, which included the then outstanding principal amount of the Mortgage Notes plus a prepayment premium equal to $708, and a waiver fee equal to $15 in consideration of the noteholders’ waiver through October 19, 2006 of the Company’s non-compliance with the financial covenants. The Company included the prepayment premium and waiver fee in interest expense in the consolidated statements of operations.

Other Notes Payable

As of December 31, 2006 the Company had other debt consisting of $34 in notes payable for foreign subsidiaries (bearing an interest rate of 0%) and $68 related to a capital lease obligation (bearing an interest rate of 7.18%).

On September 1, 2006, the Company repaid the debt acquired in the SoHard AG acquisition. This early retirement of debt resulted in a cash payment of $705, including $64 related to prepayment penalties.

O. Property and Equipment

Property and equipment consisted of the following at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Computer equipment and software	$58,228	$55,026
Buildings	15,823	15,823
Furniture and fixtures	7,052	6,932
Land	3,350	3,350
Building and leasehold improvements	3,502	3,357
Capital leases	80	—
Machinery and equipment	1,669	1,224

	89,704	85,712
Less: accumulated depreciation and amortization	(58,963)	(53,621)

	$30,741	$32,091

Depreciation and amortization expense related to property and equipment for the three months ended December 31, 2006 and 2005 was $2,757 and $2,381, respectively. Depreciation and amortization expense related to property and equipment for the six months ended December 31, 2006 and 2005 was $5,390 and $4,637, respectively.

At December 31, 2006 and June 30, 2006 the Company had $42 and $5, respectively, in construction in process (CIP) related to the Company’s implementation of Oracle’s enterprise resource procurement (ERP) system, which is classified as computer software. In the six months ended December 31, 2006, the Company capitalized $813 related to the ERP system and placed $776 in service. Project-to-date, the Company has capitalized $2,552 related to the ERP system and placed $2,510 in service. The Company does not depreciate CIP until it is placed into service.

P. Income Tax (Benefit) Provision

The Company recorded a tax benefit during the six months ended December 31, 2006 reflecting a 28.4% effective tax benefit rate, as compared to 21.0% effective tax expense rate for the same period in fiscal 2005. The effective tax rate for the six months ended December 31, 2006 reflects the impact of several discrete items, primarily the settlement with the IRS relating the research and development tax credits (See Note J to the consolidated financial statements) and, consequently, the adjustment of the fiscal year 2006 research and development tax credit. Excluding the impact of all discrete items, the Company’s fiscal year 2007 annual effective tax benefit rate would be estimated at 34.0%. The effective tax rate for the six months ended December 31, 2006 was lower than the U.S. statutory tax rate of 35% primarily due to losses, research and development tax credits, the extraterritorial income (ETI) benefit and other state tax benefits.

The Company recorded a tax benefit of $3,815 for the three months ended December 31, 2006 in order to adjust the 10.1% effective annual tax benefit rate used in the three months ended September 30, 2006 to the 34.0% effective annual tax benefit rate currently expected for the full fiscal year. The forecasted annual effective tax benefit rate was increased in the current quarter as a result of increased net loss projections and the extension of the federal research and development credits.

Q. Restructuring Provision

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s Myriad Logic, Inc. acquisition, the

Company incurred a gross restructuring charge of $1,023 during the six months ended December 31, 2006 that was recorded related to the Company’s 2007 restructuring plan (the 2007 Plan). The 2007 Plan included $835 related to involuntary separation and retention costs for 13 employees, $157 related to the abandonment of two operating leases and $31 for other costs. These expenses were primarily related to the Defense Business Unit and are expected to be paid within the next 12-months.

In third and fourth quarters of fiscal year 2006, the Company also recorded a gross restructuring charge of $2,142 related to the Company’s 2006 restructuring plan (the 2006 Plan). The 2006 Plan included $2,065 related to involuntary separation costs for 55 employees, $25 for a facility closure and $52 for other costs (primarily legal costs). All of these expenses were principally in the Defense and Commercial Imaging and Visualizations business units with a modest amount in the Advanced Solutions and Modular Products and Services business units. A gross incremental provision of $12 was recorded during the six months ended December 31, 2006 to affect a slight adjustment to the severance estimate. The restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next 12-months.

The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the 2006 Plan and 2007 Plan:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2006	$433	$—	$—	$433

Defense	$748	107	$27	$882
CIV	48	50	4	102
Advanced Solutions	51	—	—	51
MPS	—	—	—	—

Total provision	$847	$157	$31	$1,035
Cash paid	(846)	(89)	(31)	(966)
Reversals	(58)	—	—	(58)

Restructuring liability at December 31, 2006	$376	$68	$—	$444

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the six months ended December 31, 2006, revenues decreased by $22.5 million compared to the same period in fiscal 2006, primarily as a result of a $25.9 million decrease in revenues from our Defense Business Unit (Defense) and a $7.4 million decrease in revenues from our Commercial Imaging and Visualization Business Unit (CIV), offset by a $6.9 million increase from our Advanced Solutions Business Unit

(Advanced Solutions) and a $3.8 million increase from our Modular Product and Services Business Unit (MPS). Gross margins as a percentage of revenues decreased from 62.7% during the six months ended December 31, 2005 to 55.8% during the same period in fiscal 2007, primarily due to the spread of fixed costs over a lower revenue base in our Defense Business Unit, higher material costs and an unfavorable shift in customer and product mix, including increased revenues related to the Cell Broadband Engine™ (BE) processor family of products which carry a lower margin than our legacy products. Operating expenses increased by $4.2 million during the six months ended December 31, 2006 as compared to the same period in fiscal year 2006 primarily due to a $3.1 million in-process research and development charge incurred as a result of the Biotech acquisition.

In response to lower than expected demand in certain sectors of our business, as well as the need to maintain a competitive cost structure and integrate our previous acquisitions, we incurred a restructuring charge of $1.0 million during the six months ended December 31, 2006. We believe the restructuring was necessary given the state of our markets and ability to absorb the capacity of our Silver Springs facility into our other facilities. We believe that this workforce reduction will enable us to remain competitive in the market and improve our long-term results. We intend to continue to monitor our cost structure and its impact on our results. Our cost structure is dependent, in part, on the timely development and continued visibility of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products. To the extent that our ability to grow the business, or certain areas of the business, does not occur as we forecasted, additional changes to our cost structure may be necessary.

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

On July 25, 2006, we purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3.1 million (including direct transaction costs of $0.1 million and put option of $2.3 million). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to us for $2.3 million subject to certain adjustments. This put option for $2.3 million along with a deferred license payment of $0.2 million was accrued for at acquisition and included in the above-described purchase price consideration. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $0.4 million to us. Further, we are required to provide working capital financing to Biotech totaling approximately $1.0 million at various points through April 1, 2007, which must be utilized as directed by us. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of Biotech’s computational fragment-based drug design technology. Biotech is currently headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in our consolidated financial statements since the acquisition date.

On September 5, 2006 we purchased Nav3D Corporation (Nav3D) for $0.9 million in cash (including direct transaction costs of $0.1 million), subject to certain post-closing adjustments. Nav3D works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D is currently headquartered in San Carlos, California. The results of Nav3D’s operations have been included in our consolidated financial statements since the acquisition date.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of revenues	43.6	37.9	44.2	37.3

Gross profit	56.4	62.1	55.8	62.7
Operating expenses:
Selling, general and administrative	39.6	34.0	40.8	32.0
Research and development	26.1	23.7	27.7	23.7
Amortization of acquired intangible assets	3.1	4.0	3.3	3.1
In-process research and development	—	—	2.9	0.4
Restructuring	0.5	—	0.9	—
Impairment of long-lived assets	—	—	0.1	—

Total operating expenses	69.3	61.7	75.7	59.2
(Loss) income from operations	(12.9)	0.4	(19.9)	3.5
Interest and other income, net	4.5	0.6	3.3	0.7

(Loss) income before income taxes	(8.4)	1.0	(16.6)	4.2
(Benefit) provision for income taxes	(6.6)	(1.0)	(4.7)	0.9

Net (loss) income	(1.8)%	2.0%	(11.9)%	3.3%

REVENUES

(in thousands)	Three months ended December 31, 2006	As a % of Total Net Revenue	Three months ended December 31, 2005	As a % of Total Net Revenue	$ Change	% Change
Defense	$26,788	46.2%	$33,822	54.1%	$(7,034)	(20.8)%
Commercial Imaging and Visualization (CIV)	11,269	19.5%	15,221	24.4%	(3,952)	(26.0)%
Advanced Solutions	14,149	24.4%	10,740	17.2%	3,409	31.7%
Modular Products and Services (MPS)	5,714	9.9%	2,718	4.3%	2,996	110.2%
Other	—	—	—	—	—	—

Total revenues	$57,920	100%	$62,501	100%	$(4,581)	(7.3)%

Total revenues decreased $4.6 million or 7.3% to $57.9 million during the three months ended December 31, 2006. International revenues represented approximately 10.0% and 6.0% of total revenues during the three months ended December 31, 2006 and 2005, respectively.

Defense revenues decreased $7.0 million or 20.8% during the three months ended December 31, 2006 compared to the same period in fiscal 2006. The decrease was primarily related to a $4.7 million decrease in signal intelligence applications, a $1.9 million decrease in radio frequency products, and a $1.2 million decrease in defense technology and applications shipments. Revenues in the Defense business continue to be adversely affected by the shift in government funding from procurement of intelligence, surveillance and reconnaissance (ISR) systems to more immediate and tactical requirements. Revenues were also impacted by the Berry Amendment which has caused several orders to slip out of the second quarter of fiscal year 2007. The decreases in Defense revenues was partially offset by $1.3 million in sales related to the Cell BE processor family of products which have been purchased by several prime defense contractors for internal research and development purposes.

CIV revenues decreased $4.0 million or 26.0% during the three months ended December 31, 2006 compared to the same period in fiscal 2006. The decrease was primarily related to decreases in our legacy business lines, including a $4.1 million decrease in MRI applications, a $1.6 million decrease in revenues related to our digital X-ray applications and a $0.5 million decrease in PET applications. This decrease was partially offset by a $1.3 million increase in sales of our medical picture archiving and communication system (PACS) software, a $0.6 million increase in our visualization software applications, and $0.6 million in sales related to the Cell BE processor family of products. We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will continue to decrease over the near term as these customers transition to new platforms and new component manufacturers. We have started to see growth in our portfolio of new 3D image processing and visualization software applications. We perceive significant customer interest in the medical and oil and gas discovery industries for these products; however, the adoption rate of 3D applications by the marketplace is not yet increasing quickly enough to offset the decline in our existing 2D programs.

Advanced Solutions revenues increased $3.4 million or 31.7% during the three months ended December 31, 2006 compared to the same period in fiscal 2006. The increase in revenues was primarily related to a $2.0 million increase in revenues related to a large development effort for a telecommunications customer and $1.7 million in sales related to the Cell BE processor family of products. Shipments of semiconductor imaging boards represented 58.3% and 79.9% of Advanced Solutions revenues for the three months ended December 31, 2006 and 2005, respectively. Also impacting the results of the Advanced Solutions business unit were program development delays that resulted in delayed product shipments. We expect these issues to be resolved in the third quarter of fiscal 2007.

MPS revenues increased $3.0 million or 110.2% during the three months ended December 31, 2006 compared to the same period in fiscal 2006. The increase in revenue was primarily due to a $3.2 million increase in sales of custom processor boards to two large telecommunications customers.

The Other business unit was formed on July 25, 2006 as a result of the acquisition of Biotech (see Note M to the consolidated financial statements) and had no revenues during the three months ended December 31, 2006. Biotech’s operations are currently in the development stage with no material revenues expected to be generated during fiscal year 2007.

(in thousands)	Six months ended December 31, 2006	As a % of Total Net Revenue	Six months ended December 31, 2005	As a % of Total Net Revenue	$ Change	% Change
Defense	$49,041	45.9%	$74,904	57.9%	$(25,863)	(34.5)%
Commercial Imaging and Visualization (CIV)	21,506	20.1%	28,947	22.4%	(7,441)	(25.7)%
Advanced Solutions	26,992	25.3%	20,050	15.5%	6,942	34.6%
Modular Products and Services (MPS)	9,328	8.7%	5,500	4.2%	3,828	69.6%
Other	—	—	—	—	—	—

Total revenues	$106,867	100%	$129,401	100%	$(22,534)	(17.4)%

Total revenues decreased $22.5 million or 17.4% to $106.9 million during the six months ended December 31, 2006. International revenues represented approximately 10.6% and 6.0% of total revenues during the six months ended December 31, 2006 and 2005, respectively.

Defense revenues decreased $25.9 million or 34.5% during the six months ended December 31, 2006 compared to the same period in fiscal 2006. The decrease was primarily related to a $12.1 million decrease in signal intelligence applications, a $10.5 million decrease in shipments serving radar applications and a $3.7 million decrease in defense technology and applications. Contributing to these decreases in radar application and signal intelligence applications included a reprioritizing of funding by the federal government and the impact of the Berry Amendment which has caused several orders to slip out of the second quarter of fiscal year 2007. The decrease in Defense revenues was partially offset by $1.3 million in sales related to the Cell BE processor family of products, and a $0.5 million increase in incremental revenues related to the Echotek acquisition. The Echotek acquisition was finalized August 31, 2005, therefore, the six months ended December 31, 2006 included two additional months of revenue as compared to the same period in fiscal year 2006.

CIV revenues decreased $7.4 million or 25.7% during the six months ended December 31, 2006 compared to the same period in fiscal 2006. The decrease was primarily related to decreases in our legacy business lines, including a $6.2 million decrease in MRI applications, a $3.3 million decrease in revenues related to our digital X-ray applications and a $1.1 million decrease in PET applications. This decrease was partially offset by a $1.9 million increase in sales of our medical picture archiving and communication system (PACS) software, and $0.6 million in sales related to the Cell BE processor family of products. We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will continue to decrease over the near term as these customers transition to new platforms and new component manufacturers. We have started to see growth in our portfolio of new 3D image processing and visualization software applications. We perceive significant customer interest in the medical and oil and gas discovery industries for these products; however, the adoption rate of 3D applications by the marketplace is not yet increasing quickly enough to offset the decline in our existing 2D programs.

Advanced Solutions revenues increased $6.9 million or 34.6% during the six months ended December 31, 2006 compared to the same period in fiscal 2006. The increase in revenues was related to a $1.9 million increase in shipments of semiconductor imaging boards for developing and testing new semiconductors, a $2.8 million increase related to a large development effort for a telecommunications customer, and $2.4 million in sales related to the Cell BE processor family of products. Shipments of semiconductor imaging boards represented 68.2% and 82.3% of Advanced Solutions revenues for the six months ended December 31, 2006 and 2005, respectively.

MPS revenues increased $3.8 million or 69.6% during the six months ended December 31, 2006 compared to the same period in fiscal 2006. The increase in revenue was primarily due to a $5.1 million increase in sales of custom processor boards to two large telecommunications customers, offset by $1.0 million decrease in sales to a mid-size telecommunications customer.

The Other business unit was formed on July 25, 2006 as a result of the acquisition of Biotech (see Note M to the consolidated financial statements) and had no revenues during the six months ended December 31, 2006. Biotech’s operations are currently in the development stage with no material revenues expected to be generated during fiscal year 2007.

GROSS PROFIT

Gross profit was 56.4% for the three months December 31, 2006; a decrease of 570 basis points from the 62.1% gross profit achieved in the three months ended December 31, 2005. The decrease was primarily due to the spread of fixed costs over a lower revenue base in our Defense Business Unit, higher material costs and an unfavorable shift in customer and product mix, including increased revenues related to the Cell BE processor family of products which carry a lower margin than our legacy products.

Gross profit was 55.8% for the six months December 31, 2006; a decrease of 690 basis points from the 62.7% gross profit achieved in the six months ended December 31, 2005. The decrease in gross profit was primarily due to the spread of fixed costs over a lower revenue base in our Defense Business Unit, higher material costs and an unfavorable shift in customer and product mix, including increased revenues related to the Cell BE processor family of products which carry a lower margin than our legacy products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 8.0% or $1.7 million to $22.9 million for the three months ended December 31, 2006 compared to $21.2 million during same period in fiscal 2006. The increase was primarily due to a $0.8 million increase in legal expense, a $0.8 million increase in stock compensation expense and a $0.2 million increase in bad debt expense. These increases were partially offset by various items including a $0.4 million decrease in consultant expense and a $0.2 million decrease in business meetings expense as compared to the same period in fiscal year 2006.

Selling, general and administrative expenses increased 5.3% or $2.2 million to $43.6 million for the six months ended December 31, 2006 compared to $41.4 million during same period in fiscal 2006. The increase was primarily due to a $1.3 million increase in legal expense, a $1.2 million increase in stock compensation expense, a $0.3 million increase in depreciation expense, and a $0.2 million increase in bad debt expense. These increases were partially offset by various items including a $0.6 million decrease in consultant expense and a $0.3 million decrease in business meeting expense as compared to the same period in fiscal year 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 2% or $0.3 million to $15.1 million for the three months ended December 31, 2006 compared to $14.8 million during the same period in fiscal 2006. The increase was primarily the result of an increase in equipment and software expense of $0.3 million, an increase in prototype and development expense of $0.2 million, an increase in our development effort of $0.3 million related to our Biotech business, and an increase in stock compensation expense of $0.2 million. This increase was partially offset by a decrease in compensation expense due a reduction in headcount of 19 employees that was attributable, in part, to our 2006 and 2007 Restructuring Plans. Research and development continues to be a focus of our business with approximately 26.1% and 23.7% of our revenues dedicated to research and development activities during the three months ended December 31, 2006 and 2005, respectively. One of the more significant research and development initiatives which began in fiscal year 2006 is our development efforts related to the Cell BE processor family of products which accounted for approximately $3.7 million and $1.5 million of the research and development expenses in the three months ended December 31, 2006 and 2005, respectively. We expect to continue to devote resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel.

Research and development expenses decreased 3.6% or $1.1 million to $29.6 million for the six months ended December 31, 2006 compared to $30.7 million during the same period in fiscal 2006. The decrease was partially the result of a decrease in compensation expense due a reduction in headcount of 19 employees that was attributable, in part, to our 2006 and 2007 Restructuring Plans. The decrease was also due to a $0.7 million decrease in prototype and development expense primarily related to project timing. Research and development continues to be a focus of our business with approximately 27.7% and 23.7% of our revenues dedicated to research and development activities during the six months ended December 31, 2006 and 2005, respectively. One of the more significant research and development initiatives which began in fiscal year 2006 is our development efforts related to the Cell BE processor family of products which accounted for approximately $6.9 million and $2.4 million of the research and development expenses in the six months ended December 31, 2006 and 2005, respectively.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased 28.0% or $0.7 million to $1.8 million for the three months ended December 31, 2006 compared to $2.5 million during the same period in fiscal 2006. The decrease in amortization expenses for the three months ended December 31, 2006 was primarily due to several intangible assets becoming fully amortized prior to the start of fiscal year 2007.

Amortization of acquired intangible assets decreased 12.5% or $0.5 million to $3.5 million for the six months ended December 31, 2006 compared to $4.0 million during the same period in fiscal 2006. The decrease in amortization expenses for the six months ended December 31, 2006 was primarily the result of was primarily due to several intangible assets becoming fully amortized prior to the start of fiscal year 2007.

RESTRUCTURING EXPENSE

We incurred a net restructuring charge of $0.3 million and $1.0 million, respectively, during the three and six months ended December 31, 2006 related to our efforts to integrate our prior acquisitions and to decrease our operating expenses due to lower than expected demand for certain sectors of our business. The restructuring charges primarily relate to severance provided to involuntarily terminated employees. No such restructuring charges were incurred during the three and six months ended December 31, 2005. We intend to continue to monitor our cost structure and its impact on our results. Our cost structure is dependent, in part, on the timely development and continued visibility of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products. To the extent that our ability to grow the business, or certain areas of the business, does not occur as we forecasted, additional changes to our cost structure may be necessary.

IMPAIRMENT OF LONG-LIVED ASSETS

During the six months ended December 31, 2006, we incurred an impairment charge of $0.1 million related to a non-compete agreement we determined to be impaired based upon actions taken by a former employee who was bound by the non-compete agreement. No such charges were incurred during the three months ended December 31, 2006 or the three and six months ended December 31, 2005.

INTEREST INCOME

Interest income for the three months ended December 31, 2006 increased by $0.1 million to $1.6 million compared to the same period in fiscal year 2006. Interest income for the six months ended December 31, 2006 increased by $0.3 million to $3.4 million compared to the same period in fiscal year 2006. The increases for both the three and six months ended December 31, 2006 were primarily related to increased rates of return on our marketable securities, partially offset by lower levels of cash and cash equivalents.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2006 increased by $0.5 million to $1.6 million compared to the same period in fiscal 2006. Interest expense for the six months ended December 31, 2006 increased by $0.5 million to $2.6 million compared to the same period in fiscal 2006. The increases for both the three and six months ended December 31, 2006 were primarily due to the penalties totaling $0.7 million incurred related the prepayment of our mortgage notes on October 19, 2006 (see Note N to the consolidated financial statements).

OTHER INCOME (EXPENSE), NET

Other income (expense) for the three months ended December 31, 2006 increased by $2.6 million to $2.6 million compared to the same period in fiscal year 2006. Other income (expense) for the six months ended December 31, 2006 increased by $2.7 million to $2.6 million compared to the same period in fiscal year 2006. The increases for both the three and six months ended December 31, 2006 were primarily due to cash received totaling $2.4 million as a result of the legal settlement with a former employee and a related company (see Note J to the consolidated financial statements). Also impacting other income (expense) were the realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan.

INCOME TAX (BENEFIT) PROVISION

We recorded a tax benefit during the six months ended December 31, 2006 reflecting a 28.4% effective tax benefit rate, as compared to a 21.0% effective tax expense rate for the same period in fiscal 2005. The effective tax rate for the six months ended December 31, 2006 reflects the impact of several discrete items, primarily the settlement with the IRS relating the research and development tax credits (See Note J to the consolidated financial statements) and, consequently, the adjustment of the fiscal year 2006 research and development tax credit. Excluding the impact of all discrete items, our fiscal year 2007 annual effective tax benefit rate would be estimated at 34.0%. The effective tax rate for the six months ended December 31, 2006 was lower than the U.S. statutory tax rate of 35% primarily due to losses, research and development tax credits, the extraterritorial income (ETI) benefit and other state tax benefits.

We recorded a tax benefit of $3.8 million for the three months ended December 31, 2006 in order to adjust the 10.1% effective annual tax benefit rate used in the three months ended September 30, 2006 to the 34.0% effective annual tax benefit rate currently expected for the full fiscal year. The forecasted annual effective tax benefit rate was increased in the current quarter as a result of increased net loss projections and the extension of the federal research and development credits.

We review our annual effective income tax rate on a quarterly basis and make changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, we identify items which are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

SEGMENT OPERATING RESULTS

Results from operations of the Defense segment decreased $1.5 million for the three months ended December 31, 2006 to an operating loss of $1.9 million as compared to an operating loss of $0.4 million for the same period in fiscal year 2006. The decrease in operating results of the Defense segment was primarily related to the decrease in revenues and a shift in product mix to lower-margin products. The decrease in operating results of the Defense segment was partially offset by a $3.5 million decrease in operating expenses largely due to a $2.1 million decrease in research and development expenses related to project timing and a $0.8 million decrease in sales expense.

Results from operations of the Defense segment decreased $14.2 million for the six months ended December 31, 2006 to an operating loss of $8.0 million as compared to income from operations of $6.2 million for the same period in fiscal year 2006. The decrease in operating results of the Defense segment was primarily related to the decrease in revenues and a shift in product mix to lower-margin products. The decrease in operating results of the Defense segment was partially offset by a $5.1 million decrease in operating expenses largely due to a $3.9 million decrease in research and development expenses related to project timing and a $1.4 million decrease in selling expense.

Results from operations of the CIV segment decreased $3.5 million for the three months ended December 31, 2006 to an operating loss of $1.9 million as compared to income from operations of $1.7 million for the same period in fiscal year 2006. The decrease in operating results of the CIV segment was primarily related to a decrease in revenues. The decrease in operating results for the CIV segment was also impacted by $1.5 million in additional administrative expenses due largely to the defense of a patent infringement lawsuit and legal actions associated with one of our German subsidiaries (see Note J to the Consolidated Financial Statements) and a $0.4 million increase in research and development expenses primarily related to 3D Visage PACS products and the Cell BE processor based products.

Results from operations of the CIV segment decreased $5.8 million for the six months ended December 31, 2006 to an operating loss of $3.7 million as compared to income from operations of $2.1 million for the same period in fiscal year 2006. The decrease in operating results of the CIV segment was primarily related to a decrease in revenues. The decrease in operating results for the CIV segment was also impacted by $2.5 million in additional administrative expenses largely due to the defense of a patent infringement lawsuit and legal actions associated with one of our German subsidiaries (see Note J to the Consolidated Financial Statements) and a $0.9 million increase in research and development expenses primarily related to 3D Visage PACS products and the Cell BE processor based products.

Results from operations of the Advanced Solutions segment decreased $2.0 million for the three months ended December 31, 2006 to an operating loss of $0.8 million from an operating profit of $1.2 million for the same period in fiscal year 2006. The decrease in results from operations was primarily driven by a change in margin due to customer mix and by an increase in research and development funding of approximately $1.4 million primarily related the Cell BE processor development program.

Results from operations of the Advanced Solutions segment decreased $1.4 million for the six months ended December 31, 2006 to an operating loss off approximately $0.8 million as compared to income from operations of $0.6 million for the same period in fiscal year 2006. The decrease in results from operations was primarily driven by a change in margin due to customer mix and by an increase research and development funding of approximately $1.4 million primarily related the Cell BE processor development program.

Results from operations of the MPS segment increased $0.8 million for the three months ended December 31, 2006 to operating income of $0.6 million as compared to an operating loss of $0.2 million for the same period in fiscal year 2006. The increase in results from operations was primarily due to an increase in revenue driven by sales of custom processor boards to two large telecommunications customers and a higher relative gross margin on a large custom board development order that was recognized in the second quarter of fiscal year 2006.

Results from operations of the MPS segment increased $0.6 million for the six months ended December 31, 2006 to income from operations of $0.3 million as compared to an operating loss of $0.3 million for the same period in fiscal year 2006. The increase in results from operations was primarily due to an increase in revenue driven by sales of custom processor boards to two large telecommunications customers and a higher relative gross margin on a large custom board development order that was recognized in the second quarter of fiscal year 2006.

Losses from the operations of the Other segment were $0.4 million and $3.6 million for the three and six months ended December 31, 2006, respectively. The Other segment was formed as a result of the Biotech acquisition on July 25, 2006. The operating loss in the six months ended December 31, 2006 was primarily driven by a charge of $3.1 million for in-process research and development related to the Biotech acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

(in thousands) As of and for the six months ended December 31,	2006	2005
Net cash (used in) provided by operating activities	$(10,746)	$20,343
Net cash provided by (used in) investing activities	14,215	(26,153)
Net cash used in financing activities	(9,669)	(7,777)
Net decrease in cash and cash equivalents	(6,247)	(13,603)
Cash and cash equivalents at end of period	16,736	29,540

Cash and Cash Equivalents

Our cash and cash equivalents decreased by $12.8 million in the six months ended December 31, 2006 as compared to the same period in fiscal 2006 primarily as a result of cash outlays for severance and other restructuring obligations, the repayment of our Mortgage Notes and certain foreign debt and normal operating activities.

During the six months ended December 31, 2006, we used $10.7 million in cash from operations compared to $20.3 million generated from operations during the same period in fiscal year 2006. The $31.1 million decrease in the amount of cash generated from operations was largely driven by lower comparative net income, a $3.2 million decrease in deferred revenue and customer advances, a $5.9 million decrease in trade accounts receivable, and approximately a $2.0 million increase in income tax payments and payables. The net loss was offset by several non-cash expenses, including $5.3 million of stock-based compensation expense, $8.9 million in depreciation and amortization expense and a $3.1 million in in-process research and development expense due to the Biotech acquisition. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the six months ended December 31, 2006, we generated $14.2 million of cash from investing activities compared with $26.2 million used in investing activities during the same period in fiscal year 2006. During the six months ended December 31, 2006, our cash used in the acquisition of businesses and capital expenditures was $1.5 million and $4.1 million, respectively. This was offset by net sales and maturities of marketable securities of $19.9 million. During the same period in fiscal year 2006, cash used in the acquisition of businesses and capital expenditures was $67.5 million and $5.4 million, respectively, offset by net sales and maturities of marketable securities of $48.8 million. We are currently pursuing the potential sale and leaseback of our corporate headquarters in Chelmsford, Massachusetts to generate positive cash flows from this capital asset, as we believe the cash generated from the sale of the buildings can earn a better return and be better utilized in another manner. It is uncertain at this time if and when the sale and leaseback of the buildings will be consummated; however, we anticipate it will be consummated within the next 12 months.

During the six months ended December 31, 2006, our financing activities used cash of $9.7 million, which primarily consisted of $9.7 million used to prepay in full our two mortgage notes payable and $0.6 million related to the repayment of foreign debt, offset by $1.1 million in proceeds from employee stock plans. During the same period in fiscal year 2006, financing activities used cash of $7.8 million, which primarily consisted of $12.3 million used for purchases of our common stock, offset by $4.8 million in proceeds from employee stock plans.

During the six months ended December 31, 2006, our prime source of liquidity came from existing cash and marketable securities. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, an alliance purchase agreement, a supply agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures. If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

In November 1999, we completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the Mortgage Notes) due November 2014. The original principal amount of the Mortgage Notes totaled $14.5 million. The Mortgage Notes were collateralized by our corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes, as amended, contained certain covenants, which, included the maintenance of an interest coverage ratio, certain leverage ratios and a minimum consolidated net worth. The Mortgage Notes also included significant prepayment penalties.

Since March 31, 2006, we had not been in compliance with certain of the financial covenants, and we elected to prepay the Mortgage Notes in full on October 19, 2006 instead of renegotiating the financial covenants with the holders of the Mortgage Notes. The amount paid in connection with the prepayment of the Mortgage Notes equaled $10.5 million, which included the then outstanding principal amount of the Mortgage Notes plus a prepayment premium equal to $0.7 million, and a minor waiver fee in consideration of the noteholders’ waiver through October 19, 2006 of our non-compliance with the financial covenants.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2006:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,102	$60	$125,042	$—	$—
Interest due on notes payable	6,048	2,504	3,544	—	—
Inventory purchase obligations	22,376	22,376	—	—	—
Supply agreement	4,193	1,935	—	2,258	—
Alliance agreement	72,307	4,662	31,645	36,000	—
License agreement	80	80	—	—	—
ERP agreements	1,583	1,583	—	—	—
Operating leases	6,167	1,659	1,977	1,419	1,112
IP Agreement	1,000	—	1,000	—	—
Other long-term liabilities	118	—	118	—	—

	$238,974	$34,859	$163,326	$39,677	$1,112

Notes payable, capital lease obligations and interest due on notes payable consists of various domestic and foreign debt agreements and the interest due on such agreements. (See Note N to the consolidated financial statements for further financial information regarding these agreements). Our pension obligation and deferred compensation plan liabilities which are not included in the table above, are included in accrued expenses in our consolidated balance sheets. The put option for $2.3 million related to the acquisition of the development-stage biotech company, which is not included in the above table, is included in accrued expenses in our consolidated balance sheet. (See Note M to the consolidated financial statements for further information regarding this put option)

Inventory purchase obligations represent open non-cancelable purchase commitments for certain inventory components used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $22.4 million at December 31, 2006.

In June 2005, we entered into an alliance agreement with a third party to purchase certain computer equipment and services. This alliance agreement, as subsequently amended, is in effect until December 2011 and contains penalties for volume commitments and a variable early termination penalty that generally decreases over time based upon purchases. As of December 31, 2006, the total fee to terminate the alliance agreement in full, including termination of the minimum purchase commitments, was $1.9 million. Aggregate minimum purchase commitments over the term of the agreement total approximately $69.1 million, however, if the annual minimum purchase commitments are not achieved, we are only liable for a per unit penalty fee of $50 for the difference between our actual purchases and the annual minimum volume commitment amount. Further, this agreement requires royalty payments based on future sales of the developed technologies and periodic payments totaling $8.8 million related to the development and licensing of certain technology. As of December 31, 2006, the total minimum commitment related to the alliance agreement is $72.4 million (portions of which are recorded as liabilities in the consolidated balance sheets as of December 31, 2006) assuming that we purchase the full minimum volume commitment and that we do not elect to terminate the agreement.

In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. In connection with the implementation of the ERP system upgrade, we entered into several agreements with a third-party relating to the initial phases of the implementation. As of December 31, 2006, there was $1.6 million of funds authorized that have not been expended related to the ERP effort.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company is required to pay approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.5 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2006, $0.6 million was included in accrued expenses in the consolidated balance sheets related to this agreement.

In September 2006, we entered into a License Agreement (“IP Agreement”) with a third party to obtain an exclusive license to certain intellectual property (IP). This license required an initial upfront payment of $0.1 million and varying royalty payments to be based on future sales of product containing the IP. If the running royalty payments do not equal or exceed $1.0 million (the “Minimum Royalty”) by September 1, 2008, we must pay the shortfall between the two amounts. Additionally, upon the occurrence of certain events, which are largely within our control, the license may be rendered non-exclusive. Upon occurrence of this event, the running royalty payment rates increase, the Minimum Royalty amount decreases to $0.1 million and we become obligated to reimburse the third party for 50% of all patent costs incurred by the third party moving forward from the date the license was rendered non-exclusive.

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

RELATED PARTY TRANSACTIONS

We paid no life insurance premiums during the three and six months ended December 31, 2006, respectively, for the benefit of David Bertelli, the brother of our Chief Executive Officer and a former company vice president. We paid approximately $0 and $2.0 thousand of life insurance premiums during the three and six months ended December 31, 2005, respectively, for the benefit of David Bertelli.

We have an at-will agreement with Wellness Edge, a private company owned, in part, by the daughter of our Chief Executive Officer, to manage the employee fitness center. We paid Wellness Edge $2.6 thousand and $4.4 thousand during the three and six months ended December 31, 2006, respectively, and we owed $1.8 thousand under this agreement as of December 31, 2006. We paid Wellness Edge $10 thousand in relation to this agreement during fiscal year 2006 and owed no amounts under this agreement as of June 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS No. 157 and have not yet determined the impact that the adoption of SFAS No. 157 will have on our financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after

November 15, 2006 and we plan to adopt SAB 108 in the fourth quarter of fiscal year 2007. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

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

In June 2006, the FASB reached consensus on Emerging Issues Task Force (EITF) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (APB) No. 22, Disclosure of Accounting Policies. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF No. 06-3 to have a material impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2006 to December 31, 2006.

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

On December 20, 2006, the Internal Revenue Service (“IRS”) concluded its audit of our tax years ended June 30, 2005, 2004 and 2003. The contested issues addressed in the IRS audit report concerned the our tax position on what constitutes qualifying research and development costs for purposes of the research and development tax credit. As of December 31, 2006, we reached a preliminary settlement with the IRS in the amount of $1.6 million, including interest and penalties, which we have accrued in full and included accrued expenses in the consolidated balance sheets. We expect the settlement to be finalized and paid in during the third fiscal quarter of 2007.

In October 2006, we commenced a series of legal actions in the District Court of Nuremberg-Fuerth, Germany against the former general manager of the subsidiary and a third-party company related to the former general manager alleging, among other things, that the former general manager had breached his non-competition obligations to us and the subsidiary and had otherwise engaged in conduct detrimental to the subsidiary while still employed by the subsidiary. In November 2006, the parties settled all of these legal actions, and a related labor suit, through the payment of damages in the amount of $2.4 million for breach of non-compete agreements, interference with the subsidiary’s business and the assumption of certain non-medical professional service contracts by the third-party company. In connection with the settlement, the third-party company also agreed not to compete against our German subsidiary in the field of image processing for medical and pharmaceutical applications within the European Union and Switzerland for a period ending on July 1, 2008.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock as of and for the three months ended December 31, 2006.

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
October 1-31, 2006	—	$—	$—
November 1-30, 2006	3,000	16.44	—
December 1-31, 2006	—	—	—

Total	3,000	$16.44	$—

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 9, 2007.

MERCURY COMPUTER SYSTEMS

By:	/S/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer