Form 10-Q/A
period 2006-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2007-03-01
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, originally filed with the Securities and Exchange Commission on February 9, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part II Item 4, “Submission of Matters to a Vote of Security Holders,” which was inadvertently omitted from the Original Filing. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

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

On November 13, 2006, the Company held a Special Meeting of Shareholders in lieu of the 2006 Annual Meeting of Shareholders (the “Meeting”). At the Meeting, James R. Bertelli, Russell K. Johnsen, and Vincent Vitto were elected as directors for terms ending in 2009. The voting results were as follows:

James R. Bertelli	For 17,137,701	Withheld 3,358,858
Russell K. Johnsen	For 16,173,864	Withheld 4,322,695
Vincent Vitto	For 18,091,300	Withheld 2,405,259

The terms of the following directors continued after the meeting: Dr. Gordon B. Baty, Dr. Albert P. Belle Isle, George W. Chamillard, Sherman N. Mullin, Lee C. Steele, and Dr. Richard P. Wishner.

At the Meeting, the shareholders approved an amendment and restatement of the 1997 Employee Stock Purchase Plan. The voting results were as follows:

For 14,989,813	Against 2,735,407	Abstain 13,795	Broker Non-Votes 2,757,544 (1)

(1)	Shares held by a broker or nominee that do not have the authority, either express or discretionary, to vote on a particular matter.
ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), as amended.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on March 1, 2007.

MERCURY COMPUTER SYSTEMS

By:	/S/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer