Form 10-Q
period 2007-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2007-05-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Shares of Common Stock outstanding as of April 30, 2007: 22,218,292 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	March 31, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$27,752	$22,983
Marketable securities	63,275	113,057
Accounts receivable, net of allowance of $713 and $584 at March 31, 2007 and June 30, 2006, respectively	43,827	34,518
Inventory	26,089	19,870
Deferred tax assets, net	6,496	6,495
Prepaid expenses and other current assets	9,575	4,226

Total current assets	177,014	201,149
Marketable securities	37,011	26,162
Property and equipment, net	30,226	32,091
Goodwill	94,287	91,850
Acquired intangible assets, net	18,167	22,876
Deferred tax assets, net	10,956	7,535
Other non-current assets	4,252	4,783

Total assets	$371,913	$386,446

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,936	$14,196
Accrued expenses	8,270	5,635
Accrued compensation	11,159	9,146
Accrued warranty expenses	2,285	2,601
Notes payable and current portion of capital lease obligation	149	10,067
Income taxes payable	342	3,247
Deferred revenues and customer advances	14,002	12,844

Total current liabilities	51,143	57,736
Notes payable and non-current portion of capital lease obligation	125,112	125,627
Accrued compensation	1,767	1,564
Deferred tax liabilities, net	7,414	8,732
Other long-term liabilities	919	798

Total liabilities	186,355	194,457
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000 shares authorized; 21,295 and 21,053 shares issued and outstanding at March 31, 2007 and June 30, 2006 respectively	213	210
Additional paid-in capital	86,822	77,999
Retained earnings	95,706	113,808
Accumulated other comprehensive income (loss)	2,817	(28)

Total shareholders’ equity	185,558	191,989

Total liabilities and shareholders’ equity	$371,913	$386,446

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net revenues	$57,347	$44,478	$164,214	$173,879
Cost of revenues	25,794	26,607	72,990	74,825

Gross profit	31,553	17,871	91,224	99,054
Operating expenses:
Selling, general and administrative	22,192	22,286	65,815	63,660
Research and development	15,973	15,614	45,557	46,322
Amortization of acquired intangible assets	1,876	2,179	5,425	6,220
In-process research and development	—	—	3,060	548
Restructuring	43	1,873	1,020	1,873
Impairment of long-lived assets	—	—	79	—

Total operating expenses	40,084	41,952	120,956	118,623

Loss from operations	(8,531)	(24,081)	(29,732)	(19,569)
Interest income	1,542	1,656	4,941	4,708
Interest expense	(846)	(1,010)	(3,394)	(3,096)
Other income (expense), net	(228)	56	2,395	27

Loss before income taxes	(8,063)	(23,379)	(25,790)	(17,930)
Income tax benefit	(2,649)	(9,247)	(7,688)	(8,103)

Net loss	$(5,414)	$(14,132)	$(18,102)	$(9,827)

Net loss earnings per share:
Basic	$(0.25)	$(0.67)	$(0.85)	$(0.47)

Diluted	$(0.25)	$(0.67)	$(0.85)	$(0.47)

Weighted-average shares outstanding:
Basic	21,255	20,961	21,185	20,974

Diluted	21,255	20,961	21,185	20,974

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(18,102)	$(9,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,667	13,403
Stock-based compensation	8,020	7,289
Tax benefit from stock options	63	673
Changes in deferred income taxes	(4,886)	(5,131)
Non-cash interest	634	628
Impairment of long-lived assets	79	—
In-process research and development	3,060	550
Loss on disposal of property and equipment	20	—
Gross tax windfall from stock-based compensation	(63)	(303)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(9,017)	13,332
Inventory	(6,106)	(668)
Prepaid expenses and other current assets	(5,306)	(2,313)
Other non-current assets	(81)	(382)
Accounts payable and accrued expenses	2,366	3,514
Deferred revenues and customer advances	931	6,948
Income taxes payable	(2,954)	(3,114)
Other long term liabilities	317	1,114

Net cash (used in) provided by operating activities	(17,358)	25,713

Cash flows from investing activities:
Purchases of marketable securities	(78,849)	(102,678)
Sales and maturities of marketable securities	118,419	149,783
Acquisition of businesses and assets, net of cash acquired	(1,513)	(67,506)
Purchases of property and equipment	(6,297)	(8,369)
Acquisition of intangible assets	(99)	(2,000)

Net cash provided by (used in) investing activities	31,661	(30,770)

Cash flows from financing activities:
Proceeds from employee stock plans	1,083	5,111
Proceeds from capital lease, net of repayments	233	—
Gross tax windfall from stock-based compensation	63	303
Repurchases of common stock	(340)	(12,284)
Payments of principal under notes payable	(10,711)	(653)

Net cash used in financing activities	(9,672)	(7,523)

Effect of exchange rate changes on cash and cash equivalents	138	(66)

Net increase (decrease) in cash and cash equivalents	4,769	(12,646)
Cash and cash equivalents at beginning of period	22,983	43,143

Cash and cash equivalents at end of period	$27,752	$30,497

Cash paid during the period for:
Interest	$5,471	$3,620
Income taxes, net	3,332	4,297
Early debt retirement fee	772	—

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$1,120	$6,832
Issuance of common stock related to acquisitions	—	(5,173)

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

B. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2006 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, nonvested restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options have a maximum term of 10 years and are exercisable at such times, in installments or otherwise, as the Board of Directors or a committee of the Board may determine. All nonvested restricted stock are granted with a time-based restriction period of no less than three years, provided however, that the time-based restriction may become vested incrementally over the three-year period. There were 1,950,619 shares available for future grant under the 2005 Plan at March 31, 2007.

The number of shares authorized for issuance under the Company ‘s 1997 Stock Option Plan (the “1997 Plan”) was 8,650,000 shares, of which 100,000 shares could be issued pursuant to nonvested restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and nonvested restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan. The foregoing action does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

The following table summarizes activity of the Company’s stock option plans since June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at June 30, 2006	4,836,595	$24.70	6.38
Grants	253,000	12.75
Exercises	(125,346)	4.39
Cancellations (1)	(2,139,886)	30.59

Outstanding at March 31, 2007	2,824,363	$20.07	6.24

(1)	Options modified as part of the Company’s shareholder-approved option exchange program, totaling 1,889,886 options, are included in the cancellations figure.

Information related to the stock options outstanding as of March 31, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price	Exercisable Weighted Average Remaining Contractual Life (years)
$ 4.00 – $11.69	247,227	1.50	$9.06	247,227	$9.06
$11.70 – $16.45	728,547	8.58	$14.92	146,547	$14.06
$16.46 – $22.10	834,667	6.06	$18.92	735,692	$18.83
$22.11 – $29.80	818,370	6.19	$25.03	624,975	$25.22
$29.81 – $48.00	195,552	4.43	$37.33	195,552	$37.33

$ 4.00 – $48.00	2,824,363	6.24	$20.07	1,949,993	$21.14	5.20

Options for the purchase of 3,336,670 shares were exercisable at June 30, 2006 with a weighted-average exercise price of $26.18.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2007 and June 30, 2006 was $1,279 and $3,047, respectively. The intrinsic value of the options exercised during the three months ended March 31, 2007 and 2006 was $9 and $330, respectively. The intrinsic value of the options exercised during the nine months ended March 31, 2007 and 2006 was $159 and $1,667, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2007, there was $8,001 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years from March 31, 2007. As of June 30, 2006, there was $16,623 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans.

The following table summarizes the status of the Company’s nonvested common stock awards (“restricted stock”) since June 30, 2006:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	592,596	$18.16
Granted (1)	558,485	10.03
Vested	(94,599)	17.78
Forfeited	(73,413)	16.06

Outstanding at March 31, 2007	983,069	$13.73

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 472,485 awards, at a weighted-average fair value of $9.48, are included in the granted figure.

Restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2007, there was $11,736 of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.2 years from March 31, 2007. As of June 30, 2006, there was $9,931 of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the 1997 Employee Stock Purchase Plan to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were no shares issued under the ESPP during the three months ended March 31, 2007 and 2006. There were 46,876 and 37,767 shares issued under the ESPP during the nine months ended March 31, 2007 and 2006, respectively. Shares available for future purchase under the ESPP totaled 288,705 at March 31, 2007.

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

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2007 and 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Cost of revenues	$164	$364	$215	$532
Selling, general and administrative	1,992	2,273	6,127	5,249
Research and development	550	573	1,678	1,508

Share-based compensation expense before tax	2,706	3,210	8,020	7,289
Income tax benefit	(1,413)	(993)	(3,331)	(2,213)

Net compensation expense	$1,293	$2,217	$4,689	$5,076

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2007 and 2006 were $6.40 and $9.94, respectively, per option. The weighted-average grant-date fair values of options granted during the nine months ended March 31, 2007 and 2006 were $6.81 and $12.43, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Option life (1)	6 years	6 years	6 years	6 years
Risk-free interest rate (2)	4.7%	4.5%	4.7%	4.3%
Stock volatility (3)	49%	55%	50%	51%
Dividend rate	0%	0%	0%	0%

(1)	Prior to January 1, 2007 the option life was determined using the simplified method for estimating expected option life, as all options qualify as “plain-vanilla” options. After January 1, 2007 the option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using a weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during three months ended March 31, 2007 and 2006 was $3.29 and $4.21, respectively per right. The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during the nine months ended March 31, 2007 and 2006 was $3.55 and $7.40, respectively per right. The fair value of the employees’ stock purchase rights were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	5.1%	4.6%	5.0%	4.4%
Stock volatility	31%	28%	30%	50%
Dividend rate	0%	0%	0%	0%

During the three months ended March 31, 2007 and 2006, the Company granted 25,550 and 303,090 shares, respectively, of restricted stock to certain employees and officers as permitted under the 2005 Stock Plan. During the nine months ended March 31, 2007 and 2006, the Company granted 86,000 and 366,156 shares, respectively, of restricted stock to certain employees and officers as permitted under the 1997 and 2005 Stock Plans. These restricted stock grants vest ratably in annual tranches over three to four years or cliff vest after four years and are subject to forfeiture if employment terminates during the prescribed retention period. Compensation expense for the number of shares issued is recognized ratably over the service period and is recorded in the consolidated statement of operations as a component of cost of revenues, selling, general and administrative and research and development expense.

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

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss—basic	$(5,414)	$(14,132)	$(18,102)	$(9,827)
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—	—	—

Adjusted net loss—for calculation of diluted earnings per share	$(5,414)	$(14,132)	$(18,102)	$(9,827)

Shares used in computation of net loss per share—basic	21,255	20,961	21,185	20,974
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—	—	—
Stock option, restricted common stock and employee stock purchase plans	—	—	—	—

Shares used in computation of net loss per share—diluted	21,255	20,961	21,185	20,974

Net loss per share—basic	$(0.25)	$(0.67)	$(0.85)	$(0.47)

Net loss per share—diluted	$(0.25)	$(0.67)	$(0.85)	$(0.47)

Equity instruments to purchase 3,853,392 and 4,466,250 shares of common stock were not included in the calculation of diluted net loss per share for the three and nine months ended March 31, 2007, respectively because the equity instruments were antidilutive. Equity instruments to purchase 4,635,738 and 4,635,738 shares of common stock were not included in the calculation of diluted net loss per share for the three and nine months ended March 31, 2006, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the dilutive net (loss) earnings per share for the three and nine months ended March 31, 2007 and 2006 because the equity instruments were antidilutive.

E. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this SFAS No 159; however, the adoption is not expected to have a material an effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on the Company’s financial condition or results of operations.

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

In June 2006, the FASB reached consensus on Emerging Issues Task Force (EITF) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (APB) No. 22, Disclosure of Accounting Policies. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 in the third quarter of fiscal year 2007. The adoption of EITF 06-3 did not have a material impact on the Company’s financial condition or results of operations, as the Company has historically reported such taxes on a net basis.

F. Comprehensive (Loss) Income

Total comprehensive loss was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(5,414)	$(14,132)	$(18,102)	$(9,827)
Other comprehensive (loss) income:
Foreign currency translation adjustments	154	415	637	(214)
Change in unrealized gain (loss) on marketable securities	449	9	2,208	(345)

Other comprehensive income (loss)	603	424	2,845	(559)

Total comprehensive (loss) income	$(4,811)	$(13,708)	$(15,257)	$(10,386)

G. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consist of materials, labor and overhead. There are no amounts in inventory relating to contracts having production cycles longer than one year. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. Inventory was comprised of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Raw materials	$9,810	$6,032
Work in process	12,767	9,666
Finished goods	3,512	4,172

Total	$26,089	$19,870

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

•

Other—This segment is comprised of the Company’s biotech venture, which works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of the biotech venture’s computational fragment-based drug design technology.

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

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Other	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2007
Net revenues to unaffiliated customers	$29,551	$9,817	$13,125	$4,854	$—	$—	$—	$57,347
Intersegment revenues	—	—	—	974	—	—	(974)	—

Net revenues	29,551	9,817	13,125	5,828	—	—	(974)	57,347
Loss from operations	(1,419)	(1,698)	(1,857)	(30)	(389)	(2,706)	(432)	(8,531)
Depreciation and amortization expense	3,023	950	570	172	11	—	—	4,726
THREE MONTHS ENDED MARCH 31, 2006
Net revenues to unaffiliated customers	$18,547	$11,056	$11,576	$3,299	$—	$—	$—	$44,478
Intersegment revenues	—	—	—	161	—	—	(161)	—

Net revenues	18,547	11,056	11,576	3,460	—	—	(161)	44,478
(Loss) income from operations	(18,185)	(2,503)	288	(403)	—	(3,210)	(68)	(24,081)
Depreciation and amortization expense	3,268	812	441	139	—	—	—	4,660
NINE MONTHS ENDED MARCH 31, 2007
Net revenues to unaffiliated customers	$78,592	$31,323	$40,117	$14,182	$—	$—	$—	$164,214
Intersegment revenues	—	—	—	1,319	—	—	(1,319)	—

Net revenues	78,592	31,323	40,117	15,501	—	—	(1,319)	164,214
(Loss) income from operations	(9,462)	(5,420)	(2,687)	504	(3,954)	(8,020)	(693)	(29,732)
Depreciation and amortization expense	8,881	2,725	1,540	500	21	—	—	13,667
NINE MONTHS ENDED MARCH 31, 2006
Net revenues to unaffiliated customers	$93,451	$40,003	$31,627	$8,798	$—	$—	$—	$173,879
Intersegment revenues	—	—	—	382	—	—	(382)	—

Net revenues	93,451	40,003	31,627	9,180	—	—	(382)	173,879
(Loss) income from operations	(11,981)	(430)	919	(640)	—	(7,289)	(148)	(19,569)
Depreciation and amortization expense	8,870	2,858	1,269	406	—	—	—	13,403

The geographic distribution of the Company’s revenues and long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2007
Net revenues to unaffiliated customers	$49,185	$5,173	$2,989	$—	$57,347
Inter-geographic revenues	4,308	147	18	(4,473)	—

Net revenues	53,493	5,320	3,007	(4,473)	57,347
Identifiable long-lived assets	109,154	37,403	375	—	146,932
THREE MONTHS ENDED MARCH 31, 2006
Net revenues to unaffiliated customers	$35,486	$6,974	$2,018	$—	$44,478
Inter-geographic revenues	4,276	14	4	(4,294)	—

Net revenues	39,762	6,988	2,022	(4,294)	44,478
Identifiable long-lived assets	115,231	35,646	295	—	151,172
NINE MONTHS ENDED MARCH 31, 2007
Net revenues to unaffiliated customers	$140,509	$18,048	$5,657	$—	$164,214
Inter-geographic revenues	8,522	230	32	(8,784)	—

Net revenues	149,031	18,278	5,689	(8,784)	164,214
Identifiable long-lived assets	109,154	37,403	375	—	146,932
NINE MONTHS ENDED MARCH 31, 2006
Net revenues to unaffiliated customers	$149,534	$18,138	$6,207	$—	$173,879
Inter-geographic revenues	11,840	272	5	(12,117)	—

Net revenues	161,374	18,410	6,212	(12,117)	173,879
Identifiable long-lived assets	115,231	35,646	295	—	151,172

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Customer A (Advanced Solutions)	11%	16%	12%	11%
Customer B (Defense)	10%	*	*	*
Customer C (Defense)	*	*	*	14%
Customer D (Defense)	*	*	*	13%
Customer E (CIV)	*	*	*	10%

	21%	16%	12%	48%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

I. Goodwill and Acquired Intangible Assets

Acquired intangible assets result from the purchase of certain licensed technologies and business acquisitions, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of up to seven years. Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the identifiable assets on the date of purchase. In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; rather goodwill is tested for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2007 and the year ended June 30, 2006 were as follows:

	Defense	Commercial Imaging and Visualization	Modular Products and Services	Total
JUNE 30, 2005 BALANCE	$9,848	$18,180	$9,052	$37,080
Goodwill recorded	36,451	17,157	—	53,608
Foreign currency translation	—	1,162	—	1,162

JUNE 30, 2006 BALANCE	$46,299	$36,499	$9,052	$91,850
Goodwill recorded	561	—	—	561
Foreign currency translation	—	1,876	—	1,876

MARCH 31, 2007 BALANCE	$46,860	$38,375	$9,052	$94,287

The increase in goodwill during the nine months ended March 31, 2007 consisted of an increase of $561 related to the acquisition by the Company of Nav3D Corporation (see Note M to the consolidated financial statements) and an increase of $1,876 related to foreign currency translation adjustments.

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

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
MARCH 31, 2007
Completed technology	$17,596	$(10,948)	$6,648	3.3 years
Customer relationships	12,774	(4,480)	8,294	5.4 years
Licensing agreements, trademarks and patents	3,804	(594)	3,210	5.0 years
Assembled Workforce	20	(5)	15	3.0 years
Backlog	1,774	(1,774)	—	0.4 years
Non-compete agreements	144	(144)	—	3.0 years

	$36,112	$(17,945)	$18,167

JUNE 30, 2006
Completed technology	$17,330	$(7,483)	$9,847	3.3 years
Customer relationships	12,206	(2,646)	9,560	5.4 years
Licensing agreements, trademarks and patents	3,689	(309)	3,380	5.0 years
Backlog	1,746	(1,746)	—	0.4 years
Non-compete agreements	135	(46)	89	3.0 years

	$35,106	$(12,230)	$22,876

The Company recorded an impairment charge of $0 and $79, respectively, during the three and nine months ended March 31, 2007 related to the non-compete agreement. Estimated future amortization expense for acquired intangible assets remaining at March 31, 2007 is $1,959 for fiscal 2007, $7,856 for fiscal 2008, $4,218 for fiscal 2009, $2,523 for fiscal 2010, and $1,611 thereafter.

J. Commitments and Contingencies

LEGAL CLAIMS

On December 20, 2006, the Internal Revenue Service (“IRS”) concluded its audit of the Company’s tax years ended June 30, 2005, 2004 and 2003. The contested issues addressed in the IRS audit report concerned the Company’s tax position on what constitutes qualifying research and development costs for purposes of the research and development tax credit. The Company reached a settlement with the IRS in the amount of $1,574, including interest and penalties, which the Company paid in the third quarter of fiscal year 2007.

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

K. Shareholders’ Equity

In July 2005, the Company’s Board of Directors authorized a share repurchase program for up to $20,000 of the Company’s currently outstanding common stock. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During the three and nine months ended March 31, 2007, no shares of common stock were repurchased under this program. During the three and nine months ended March 31, 2006, 0 and 531,862 shares of common stock were repurchased under this program for a total cost of $0 and $12,284, respectively.

The Company may also reacquire shares outside of the program in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Approximately, 20,317 and 24,937 shares were reacquired in the transactions outside the program during the three and nine months ended March 31, 2007.

L. Product Warranty Liability

All of the Company’s product sales generally include a 12 or 18-month standard hardware warranty, with the exception of select telecommunications products, which generally include a three-year standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2007 and 2006, respectively:

	2007	2006
Beginning balance at June 30,	$2,601	$1,620
Accruals for warranties issued during the period	2,551	4,765
Warranty liabilities assumed in acquisitions	—	101
Settlements made during the period	(2,867)	(3,567)

Ending balance at March 31,	$2,285	$2,919

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

$23,294

The purchase price allocation was finalized in fiscal year 2006 upon completion of the fair-value appraisals of intangible assets and final assessment of the fair values of certain assumed assets and liabilities.

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

$50,274

The purchase price allocation was finalized in fiscal year 2006 upon completion of the fair-value appraisals of intangible assets and final assessment of the fair values of certain assumed assets and liabilities.

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

The following table presents the Company’s unaudited pro forma results of operations for the nine months ended March 31, 2006, as if the Echotek acquisition had occurred at the beginning of the fiscal year. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $771 during the first nine months of fiscal year 2006), adjustments to eliminate inter-company transactions (totaling $13 during the first nine months of fiscal year 2006), adjustments for non-recurring items (totaling $741 of bonuses paid directly related to the acquisition during the first nine months of fiscal year 2006) and adjustments for income tax effects (totaling $56 during the first nine months of fiscal year 2006). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

For the nine months ended March 31,	2006
Net revenues	$177,423
Net loss	(9,645)
Net earnings per share—basic	(0.46)
Net earnings per share—diluted	(0.46)

Biotech

On July 25, 2006, the Company purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3,074 (including direct transaction costs of $124 and put option of $2,250). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. This put option for $2,250 along with a deferred license payment of $150 was accrued for at acquisition and included in the above-described purchase price consideration. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $400 to the Company. Further, the Company is required to provide working capital financing to Biotech totaling $950 at various points through April 1, 2007, which must be utilized as directed by the Company. Through March 31, 2007, the Company has provided $750 of working capital cash to Biotech, of which $245 was not utilized at March 31, 2007 and was included as cash and cash equivalents in the Company’s consolidated balance sheet. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. Biotech is headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

The purchase price as of July 25, 2006 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash and other current assets	$2
Acquired intangible assets (assembled workforce and completed technology)	30
In-process research and development	3,060
Other long term assets	18
Current liabilities	(36)

$3,074

The purchase price allocation was finalized in fiscal year 2007 upon completion of the fair-value of intangible assets and assessment of the fair values of certain assumed assets and liabilities.

As of March 31, 2007, there was approximately $2,400 of unpaid purchase price related to the Biotech acquisition. This liability is accrued and recorded in the consolidated balance sheet in accrued expenses and is expected to be paid by August 31, 2007.

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Completed technology	5 years
Assembled workforce	3 years

Nav3D

On September 5, 2006, the Company purchased Nav3D Corporation (Nav3D) for $850 in cash (including direct transaction costs of $109), subject to certain post-closing adjustments. Nav3D works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D was headquartered in San Carlos, California prior to acquisition. The results of Nav3D’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

The purchase price as of September 5, 2006 was allocated based upon the fair value of the acquired assets and liabilities assumed as follows:

Cash	$11
Accounts receivable	35
Prepaid expenses and other current assets	4
Property and equipment	30
Customer relationships	290
Completed technology	80
Goodwill	561
Current liabilities	(161)

$850

The purchase price allocation was finalized in fiscal year 2007 upon completion of the fair-value of intangible assets and assessment of the fair values of certain assumed assets and liabilities.

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Customer relationships	6 years
Completed technology	7 years

The pro forma statements reflecting the operating results of Nav3D as if Nav3D had been acquired as of July 1, 2005 would not differ materially from the operating results of the Company as reported.

N. Notes Payable

Notes payable consisted of the following:

	March 31, 2007	June 30, 2006
Convertible senior notes payable	$125,000	$125,000
Mortgage notes payable	—	9,997
Other notes payable and capital lease obligations	261	697
Less: current portion	(149)	(10,067)

Total non-current notes payable	$125,112	$125,627

The following summarizes the future cash payment obligations (excluding interest) as of March 31, 2007 (assuming the convertible senior notes are redeemed on the first optional redemption date):

Less than 1 year	$149
1 – 2 years	—
2 – 3 years	125,104
Thereafter	8

$125,261

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted on the final maturity date if, on or prior to May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject the Company to any financial covenants. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, they may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest. As of March 31, 2007, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three months ended March 31, 2007 and 2006, respectively, additional interest expense from the amortization of these deferred financing costs totaled $212 and $197, respectively. For the nine months ended March 31, 2007 and 2006, respectively, additional interest expense from the amortization of these deferred financing costs totaled $634 and $628, respectively. The unamortized balance of deferred financing costs totaled approximately $1,763 and $2,397 at March 31, 2007 and June 30, 2006, respectively.

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

Other Notes Payable

As of March 31, 2007 the Company had other debt consisting of $28 in notes payable for foreign subsidiaries (bearing an interest rate of 0%) and various capital lease obligations. As of March 31, 2007 the Company had $234 of lease obligations primarily related to office equipment leases.

On September 1, 2006, the Company repaid the debt acquired in the SoHard AG acquisition which resulted in a cash payment of $705, including $64 related to prepayment penalties.

O. Property and Equipment

Property and equipment consisted of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Computer equipment and software	$60,284	$55,026
Buildings	15,823	15,823
Furniture and fixtures	7,065	6,932
Land	3,350	3,350
Building and leasehold improvements	3,611	3,357
Capital leases	433	—
Machinery and equipment	1,472	1,224

	92,038	85,712
Less: accumulated depreciation and amortization	(61,812)	(53,621)

	$30,226	$32,091

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2007 and 2006 was $2,850 and $2,533, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended March 31, 2007 and 2006 was $8,240 and $7,183, respectively.

At March 31, 2007 and June 30, 2006 the Company had $0 and $5, respectively, in construction in process (CIP) related to the Company’s implementation of Oracle’s enterprise resource procurement (ERP) system, which is classified as computer software. In the nine months ended March 31, 2007, the Company capitalized $1,363 related to the ERP system and placed $1,368 in service. Project-to-date, the Company has capitalized $3,102 related to the ERP system and placed $3,102 in service. The Company does not depreciate CIP until it is placed into service.

P. Income Tax (Benefit) Provision

The Company recorded a 32.9% tax benefit of $2,649 during the three months ended March 31, 2007 on a loss before income taxes of $8,063 as compared to a 39.6% tax benefit of $9,247 on a loss before income taxes of $23,379 for the three months ended March 31, 2006.

The Company recorded a 29.8% tax benefit of $7,688 during the nine months ended March 31, 2007 on a loss before income taxes of $25,790 as compared to a 45.2% tax benefit of $8,103 on a loss before income taxes of $17,930 for the nine months ended March 31, 2006.

Q. Restructuring Provision

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate prior acquisitions, the Company incurred gross restructuring charges totaling $1,110 during the nine months ended March 31, 2007 as part of the Company’s 2007 restructuring plans (the 2007 Plans). The 2007 Plans included $922 related to involuntary separation and retention costs for 20 employees, $157 related to the abandonment of two operating leases and $31 for other costs. These expenses were primarily related to the Defense Business Unit and are expected to be paid within the next six months.

In third and fourth quarters of fiscal year 2006, the Company also recorded a gross restructuring charge of $2,142 related to the Company’s 2006 restructuring plan (the 2006 Plan). The 2006 Plan included $2,065 related to involuntary separation costs for 55 employees, $25 for a facility closure and $52 for other costs (primarily legal costs). All of these expenses were principally in the Defense and Commercial Imaging and Visualizations business units with a modest amount in the Advanced Solutions and Modular Products and Services business units. A gross incremental provision of $12 was recorded during the nine months ended March 31, 2007 to affect a slight adjustment to the severance estimate. The restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next three months.

The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the 2006 Plan and 2007 Plan:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2006	$433	$—	$—	$433

Defense	$835	107	$27	$969
CIV	48	50	4	102
Advanced Solutions	51	—	—	51
MPS	—	—	—	—

Total provision	$934	$157	$31	$1,122
Cash paid	(1,086)	(124)	(31)	(1,241)
Reversals	(95)	(7)	—	(102)

Restructuring liability at March 31, 2007	$186	$26	$—	$212

R. Subsequent Events

On April 20, 2007, the Company entered into a sales agreement and a lease agreement in connection with a sale-leaseback of the Company’s headquarters in Chelmsford, Massachusetts. Pursuant to the agreements, the Company sold all land, land improvements, buildings and building improvements related to the facilities and leased back these assets, with the exception of the vacant parcel of land adjacent to the headquarters. The term of the lease is ten years and includes two five year options to renew. The agreement also provides that the Company pay for certain improvements by the end of the lease term. As security for the lease, the buyer required a letter of credit in the amount of $3,000. The Company’s net proceeds for the sale, after transaction and other related costs, were approximately $26,000 resulting in a gain of approximately $12,000. Under the provisions of sales-leaseback accounting, the gain realized on the real estate transaction referred to above is deferred and recognized in income over the initial lease term.

On May 1, 2007, the Company completed its analysis related to the Company’s Defense, Advanced Solutions and MPS business units. In response to lower than expected demand in those sectors, as well as the need to maintain a competitive cost structure and integrate prior acquisitions a decision was made to eliminate approximately 80 positions across all departments of the Company. This reduction in force coincides with a reorganization of our business units and reporting structure that is expected to be completed and implemented in early fiscal year 2008. As a result of this plan, the Company estimates that it will record a gross restructuring charge of approximately $4,000.

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

During the nine months ended March 31, 2007, revenues decreased by $9.7 million compared to the same period in fiscal 2006, primarily as a result of a $14.9 million decrease in revenues from our Defense Business Unit (Defense) and an $8.7 million decrease in revenues from our Commercial Imaging and Visualization Business Unit (CIV), offset by an $8.5 million increase from our Advanced Solutions Business Unit (Advanced

Solutions) and a $5.4 million increase from our Modular Product and Services Business Unit (MPS). Gross margins as a percentage of revenues decreased from 57.0% during the nine months ended March 31, 2006 to 55.6% during the same period in fiscal 2007, primarily due to the spread of fixed costs over a lower revenue base in our Defense Business Unit, higher material costs and an unfavorable shift in customer and product mix. Operating expenses increased by $2.3 million during the nine months ended March 31, 2007 as compared to the same period in fiscal year 2006 primarily due to a $3.1 million in-process research and development charge incurred as a result of the Biotech acquisition.

In response to lower than expected demand in certain sectors of our business, as well as the need to maintain a competitive cost structure and integrate our previous acquisitions, we incurred a restructuring charge of $1.0 million during the nine months ended March 31, 2007. We believe the restructuring was necessary given the state of our markets, lower than anticipated adoption rate of some of products and the ability to absorb the capacity of certain facilities into our corporate headquarters. Further, given our continued profitability challenges, we are in the process of reorganizing ourselves for strategic growth with a lower cost structure. As part of this reorganization and cost reduction initiative and subsequent to quarter end, we completed a reduction in force which eliminated approximately 80 positions across many of our business units (see Note R to the consolidated financial statements). While we believe this reduction in force will provide significant cost savings, additional actions may be necessary to further consolidate or reorganize our operations as the reorganization plans are finalized. Our goal is to improve fiscal year 2008 operating results without a dependency on large revenue increases.

On July 1, 2005, we acquired SoHard AG for $23.3 million, consisting of cash payments of $22.3 million and transaction costs of $1.0 million directly related to the acquisition. SoHard is a market leader in the development of advanced software solutions for medical imaging systems, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. On August 31, 2005, we purchased Echotek Corporation for $50.3 million, consisting of cash payments of $44.7 million, 177,132 shares of Mercury common stock valued at $5.2 million and transaction costs of $0.4 million directly related to the acquisition. The results of SoHard’s and Echotek’s operations have been included in our consolidated financial statements since their respective acquisition dates.

On July 25, 2006, we purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3.1 million (including direct transaction costs of $0.1 million and a put option of $2.3 million). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to us for $2.3 million subject to certain adjustments. This put option for $2.3 million along with a deferred license payment of $0.2 million was accrued for at acquisition and included in the above-described purchase price consideration. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $0.4 million to us. Further, we are required to provide working capital financing to Biotech totaling approximately $1.0 million at various points through April 16, 2007, which must be utilized as directed by us. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of Biotech’s computational fragment-based drug design technology. Biotech is currently headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in our consolidated financial statements since the acquisition date.

On September 5, 2006 we purchased Nav3D Corporation (Nav3D) for $0.9 million in cash (including direct transaction costs of $0.1 million), subject to certain post-closing adjustments. Nav3D works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D was headquartered in San Carlos, California prior to acquisition. The results of Nav3D’s operations have been included in our consolidated financial statements since the acquisition date.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.0	59.8	44.4	43.0

Gross profit	55.0	40.2	55.6	57.0
Operating expenses:
Selling, general and administrative	38.7	50.1	40.1	36.6
Research and development	27.9	35.1	27.7	26.6
Amortization of acquired intangible assets	3.2	4.9	3.3	3.6
In-process research and development	—	—	1.9	0.3
Restructuring	—	4.2	0.6	1.1
Impairment of long-lived assets	—	—	0.1	—

Total operating expenses	69.8	94.3	73.7	68.2
Loss from operations	(14.8)	(54.1)	(18.1)	(11.2)
Interest and other income, net	0.8	1.5	2.4	0.9

Loss before income taxes	(14.0)	(52.6)	(15.7)	(10.3)
Benefit for income taxes	(4.6)	(20.8)	(4.7)	(4.6)

Net loss	(9.4)%	(31.8)%	(11.0)%	(5.7)%

REVENUES

(in thousands)	Three months ended March 31, 2007	As a % of Total Net Revenue	Three months ended March 31, 2006	As a % of Total Net Revenue	$ Change	% Change
Defense	$29,551	51.5%	$18,547	41.7%	$11,004	59.3%
CIV	9,817	17.1%	11,056	24.9%	(1,239)	(11.2)%
Advanced Solutions	13,125	22.9%	11,576	26.0%	1,549	13.4%
MPS	4,854	8.5%	3,299	7.4%	1,555	47.2%
Other	—	—	—	—	—	—

Total revenues	$57,347	100%	$44,478	100%	$12,869	28.9%

Total revenues increased $12.9 million or 28.9% to $57.3 million during the three months ended March 31, 2007. International revenues represented approximately 6.7% and 10.6% of total revenues during the three months ended March 31, 2007 and 2006, respectively.

Defense revenues increased $11.0 million or 59.3% during the three months ended March 31, 2007 compared to the same period in fiscal 2006. The increase was primarily related to a $7.9 million increase in signal intelligence applications, a $2.4 million increase in radar applications, and $2.0 million in sales related to the Cell Broadband Engine™ (BE) processor family of products. These increases were partially offset by a $0.7 million decrease in the Echotek family of products, a $0.5 million decrease in radio frequency products, and a $0.5 million decrease in defense technology and applications. The increase in defense revenues over the same period in fiscal year 2006 is primarily due to lower revenues during the three months ended March 31, 2006 caused by delays on several large defense programs. These delays were not as pronounced in the third quarter of fiscal year 2007, resulting in an increase in revenues across several of the defense market segments.

CIV revenues decreased $1.2 million or 11.2% during the three months ended March 31, 2007 compared to the same period in fiscal 2006. The decrease was primarily related to decreases in our legacy business lines, including a $1.4 million decrease in digital X-ray applications, a $0.8 million decrease in PET applications, and a $0.3 million decrease in MRI applications. This decrease was partially offset by $1.2 million in sales related to the Cell BE processor family of products. The quarter-to-quarter decrease is largely due to the continued and expected decline in our 2D businesses and little movement in sales of our 3D business.

Advanced Solutions revenues increased $1.5 million or 13.4% during the three months ended March 31, 2007 compared to the same period in fiscal 2006. The increase in revenues was primarily related to a $1.0 million increase in revenues related to a large development effort for a semiconductor customer, $0.5 million increase related to a large development effort for a telecommunications customer, and $2.4 million in sales related to the Cell BE processor family of products. This increase was partially offset by a $1.0 million decrease in semiconductor imaging boards. Shipments of semiconductor imaging boards represented 58.6% and 74.9% of Advanced Solutions revenues for the three months ended March 31, 2007 and 2006, respectively. Also impacting the results of the Advanced Solutions business unit were program development delays that resulted in delayed product shipments. We expect these issues to be resolved in the fourth quarter of fiscal 2007.

MPS revenues increased $1.6 million or 47.2% during the three months ended March 31, 2007 compared to the same period in fiscal 2006. The increase in revenue was primarily due to a $0.9 million increase in sales of custom processor boards to a large telecommunications customer.

The Other business unit was formed on July 25, 2006 as a result of the acquisition of Biotech (see Note M to the consolidated financial statements) and had no revenues during the three months ended March 31, 2007. Biotech’s operations are currently in the development stage with no material revenues expected to be generated during fiscal year 2007.

(in thousands)	Nine months ended March 31, 2007	As a % of Total Net Revenue	Nine months ended March 31, 2006	As a % of Total Net Revenue	$ Change	% Change
Defense	$78,592	47.9%	$93,451	53.7%	$(14,859)	(15.9)%
CIV	31,323	19.1%	40,003	23.0%	(8,680)	(21.7)%
Advanced Solutions	40,117	24.4%	31,627	18.2%	8,490	26.8%
MPS	14,182	8.6%	8,798	5.1%	5,384	61.2%
Other	—	—	—	—	—	—

Total revenues	$164,214	100%	$173,879	100%	$(9,665)	(5.6)%

Total revenues decreased $9.7 million or 5.6% to $164.2 million during the nine months ended March 31, 2007. International revenues represented approximately 9.2% and 7.2% of total revenues during the nine months ended March 31, 2007 and 2006, respectively.

Defense revenues decreased $14.9 million or 15.9% during the nine months ended March 31, 2007 compared to the same period in fiscal 2006. The decrease was primarily related to an $8.1 million decrease in shipments serving radar applications, a $4.2 million decrease in signal intelligence applications, a $4.1 million decrease in defense technology and applications and a $2.7 million decrease in radio frequency products. Contributing to these decreases in radar applications and signal intelligence applications included a reprioritizing of funding by the federal government to more immediate and tactical requirements. The decrease in Defense revenues was partially offset by $3.3 million in sales related to the Cell BE processor family of products, and $0.5 million in sales related to the VistaNav family of products.

CIV revenues decreased $8.7 million or 21.7% during the nine months ended March 31, 2007 compared to the same period in fiscal 2006. The decrease was primarily related to decreases in our legacy business lines, including a $6.6 million decrease in MRI applications, a $4.7 million decrease in revenues related to our digital

X-ray applications and a $1.9 million decrease in PET applications. This decrease was partially offset by a $2.3 million increase in sales related to our 3D applications, and $1.8 million in sales related to the Cell BE processor family of products. We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will continue to decrease over the near term as these customers transition to new platforms and new component manufacturers. We have started to see growth in our portfolio of new 3D image processing and visualization software applications. We perceive significant customer interest in the medical and oil and gas discovery industries for these products; however, the adoption rate of 3D applications by the marketplace is not yet increasing quickly enough to offset the decline in our existing 2D programs.

Advanced Solutions revenues increased $8.5 million or 26.8% during the nine months ended March 31, 2007 compared to the same period in fiscal 2006. The increase in revenues was related to a $3.2 million increase related to a large development effort for a telecommunications customer and $4.8 million in sales related to the Cell BE processor family of products. Shipments of semiconductor imaging boards represented 65.1% and 79.6% of Advanced Solutions revenues for the nine months ended March 31, 2007 and 2006, respectively.

MPS revenues increased $5.4 million or 61.2% during the nine months ended March 31, 2007 compared to the same period in fiscal 2006. The increase in revenue was primarily due to a $5.8 million increase in sales of custom processor boards to two large telecommunications customers, which was partially offset by lower volumes to other customers.

The Other business unit was formed on July 25, 2006 as a result of the acquisition of Biotech (see Note M to the consolidated financial statements) and had no revenues during the nine months ended March 31, 2007. Biotech’s operations are currently in the development stage with no material revenues expected to be generated during fiscal year 2007.

GROSS PROFIT

Gross profit was 55.0% for the three months ended March 31, 2007; an increase of 1,480 basis points from the 40.2% gross profit achieved in the three months ended March 31, 2006. The increase in gross profit was primarily due to two items: a) significantly higher comparative revenues in the third quarter of fiscal year 2007, resulting in the fixed costs being spread over a larger revenue base and b) a $5.4 million inventory reserve recorded in the third quarter of fiscal year 2006, which significantly lowered the gross profit percentage in the prior period.

Gross profit was 55.6% for the nine months ended March 31, 2007; a decrease of 140 basis points from the 57.0% gross profit achieved in the nine months ended March 31, 2006. The decrease in gross profit was primarily due to the spread of fixed costs over a lower revenue base in our Defense Business Unit, higher material costs and an unfavorable shift in customer and product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 0.4% or $0.1 million to $22.2 million for the three months ended March 31, 2007 compared to $22.3 million during same period in fiscal 2006. The decrease was primarily due to a $0.3 million decrease in stock compensation expense due in part to the general lower value of our stock and a $0.1 million decrease in salary expense due to a reduction in headcount of 19 employees that was attributable, in part, to our 2006 restructuring plan.

Selling, general and administrative expenses increased 3.3% or $2.1 million to $65.8 million for the nine months ended March 31, 2007 compared to $63.7 million during same period in fiscal 2006. The increase was primarily due to a $1.7 million increase in legal expense, a $0.9 million increase in stock compensation expense, and a $0.5 million increase in commission expense. These increases were partially offset by various items including a $0.6 million decrease in consultant expense as compared to the same period in fiscal year 2006. The

$1.7 million increase in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries (see Note J to the Consolidated Financial Statements).

RESEARCH AND DEVELOPMENT

Research and development expenses increased 2.6% or $0.4 million to $16.0 million for the three months ended March 31, 2007 compared to $15.6 million during the same period in fiscal 2006. The increase was primarily the result of an increase in prototype and development expense of $1.0 million and an increase in our development effort of $0.2 million related to our Biotech business. This increase was partially offset by a decrease in compensation expense due a reduction in headcount of 19 employees that was attributable, in part, to our 2006 and 2007 restructuring plans. Research and development continues to be a focus of our business with approximately 27.9% and 35.1% of our revenues dedicated to research and development activities during the three months ended March 31, 2007 and 2006, respectively. One of the more significant research and development initiatives which began in fiscal year 2006 is our development efforts related to the Cell BE processor family of products which accounted for approximately $4.0 million and $1.3 million of the research and development expenses in the three months ended March 31, 2007 and 2006, respectively. We expect to continue to devote resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel.

Research and development expenses decreased 1.5% or $0.7 million to $45.6 million for the nine months ended March 31, 2007 compared to $46.3 million during the same period in fiscal 2006. The decrease was partially the result of a decrease in compensation expense due to a reduction in headcount of 19 employees that was attributable, in part, to our 2006 and 2007 restructuring plans. Research and development continues to be a focus of our business with approximately 27.7% and 26.6% of our revenues dedicated to research and development activities during the nine months ended March 31, 2007 and 2006, respectively. One of the more significant research and development initiatives which began in fiscal year 2006 is our development efforts related to the Cell BE processor family of products which accounted for approximately $10.8 million and $6.0 million of the research and development expenses in the nine months ended March 31, 2007 and 2006, respectively.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased 13.6% or $0.3 million to $1.9 million for the three months ended March 31, 2007 compared to $2.2 million during the same period in fiscal 2006. The decrease in amortization expenses for the three months ended March 31, 2007 was primarily due to several intangible assets becoming fully amortized prior to the start of fiscal year 2007.

Amortization of acquired intangible assets decreased 12.9% or $0.8 million to $5.4 million for the nine months ended March 31, 2007 compared to $6.2 million during the same period in fiscal 2006. The decrease in amortization expenses for the nine months ended March 31, 2007 was primarily due to several intangible assets becoming fully amortized prior to the start of fiscal year 2007.

RESTRUCTURING EXPENSE

Restructuring expense for the three months ended March 31, 2007 decreased $1.8 million as compared to the same period in fiscal year 2006. This decrease was primarily due to the large reduction in force incurred in the third quarter of fiscal 2006 as a result of the 2006 restructuring plan (2006 Plan).

Restructuring expense for the nine months ended March 31, 2007 decreased $0.9 million to $1.0 million as compared to the same period in fiscal year 2006. This decrease was primarily due to the size of each of the restructuring activities incurred in the respective periods. As a result of the 2006 Plan we eliminated 55 positions, while as part of the 2007 Plan we eliminated 20 positions.

IMPAIRMENT OF LONG-LIVED ASSETS

During the nine months ended March 31, 2007, we incurred an impairment charge of $0.1 million related to a non-compete agreement we determined to be impaired based upon actions taken by a former employee who was bound by the non-compete agreement. No such charges were incurred during the three months ended March 31, 2007 or the three and nine months ended March 31, 2006.

INTEREST INCOME

Interest income for the three months ended March 31, 2007 decreased by $0.1 million to $1.5 million compared to the same period in fiscal year 2006. Interest income for the nine months ended March 31, 2007 increased by $0.2 million to $4.9 million compared to the same period in fiscal year 2006. The decrease in interest income for the three months ended March 31, 2007 was primarily related to lower levels of cash and cash equivalents as compared to the same period in fiscal year 2006. The increase in interest income for the nine months ended March 31, 2007 was primarily related to the increased rated of return on our marketable securities, partially offset by lower levels of cash and cash equivalents.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2007 decreased by $0.2 million to $0.9 million compared to the same period in fiscal 2006. Interest expense for the nine months ended March 31, 2007 increased by $0.3 million to $3.4 million compared to the same period in fiscal 2006. The decrease for the three months ended March 31, 2007 was primarily related to a $10.4 million decrease in notes payable due to the prepayment of our mortgage notes on October 19, 2006 (see Note N to the consolidated financial statements). The increase for the nine month ended March 31, 2007 was primarily due to penalties totaling $0.7 million incurred related to the prepayment of our mortgage notes, offset by the aforementioned decrease in notes payable.

OTHER INCOME (EXPENSE), NET

Other income (expense) for the three months ended March 31, 2007 decreased by $0.3 million to $0.2 million compared to the same period in fiscal year 2006. Other income (expense) for the nine months ended March 31, 2007 increased by $2.4 million to $2.4 million compared to the same period in fiscal year 2006. The increase for nine months ended March 31, 2007 was primarily due to cash received totaling $2.4 million as a result of the legal settlement with a former employee and a related company (see Note J to the consolidated financial statements). Also impacting other income (expense) were the realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan.

INCOME TAX (BENEFIT) PROVISION

We recorded a 32.9% tax benefit of $2.6 million during the three months ended March 31, 2007 on a loss before income taxes of $8.1 million as compared to a 39.6% tax benefit of $9.2 million on a loss before income taxes of $23.4 million for the three months ended March 31, 2006.

We recorded a 29.8% tax benefit of $7.7 million during the nine months ended March 31, 2007 on a loss before income taxes of $25.8 million as compared to a 45.2% tax benefit of $8.1 million on a loss before income taxes of $17.9 million for the nine months ended March 31, 2006.

The lower rate for the three months and nine months ended March 31, 2007 as compared to fiscal year 2006 was attributable to a decrease in the 2007 research and development tax credit, the extraterritorial income (ETI) benefit, and also a reserve for the research and development state tax credits.

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

SEGMENT OPERATING RESULTS

Results from operations of the Defense segment increased $16.8 million for the three months ended March 31, 2007 to an operating loss of $1.4 million as compared to an operating loss of $18.2 million for the same period in fiscal year 2006. The increase in operating results of the Defense segment was primarily related to the $11.0 million increase in revenues as compared to the same period in fiscal year 2006. The increase was also due to a decrease in operating expenses largely due to a $3.0 million decrease in research and development expenses and a $1.2 million decrease in restructuring expense.

Results from operations of the Defense segment increased $2.5 million for the nine months ended March 31, 2007 to an operating loss of $9.5 million as compared to an operating loss of $12.0 million for the same period in fiscal year 2006. The decrease in operating results of the Defense segment was primarily related to the decrease in revenues and a shift in product mix to lower-margin products. The decrease in operating results of the Defense segment was partially offset by a $7.9 million decrease in operating expenses largely due to a $5.0 million decrease in research and development expenses related to project timing, a $1.2 million decrease in selling expense and a $0.5 million decrease in amortization expense.

Results from operations of the CIV segment increased $0.8 million for the three months ended March 31, 2007 to an operating loss of $1.7 million as compared to an operating loss of $2.5 million for the same period in fiscal year 2006. The increase in operating results of the CIV segment was primarily related to higher gross margin driven by an increase in revenues derived from software sales which tend to yield a higher gross margin. The increase in operating results for the three months ended March 31, 2007 was also due to a decrease in operating expenses of $0.6 million as compared to the same period in fiscal year 2006. This decrease was primarily due to a reduction in selling and marketing expense of $1.5 million and a reduction in restructuring costs of $0.4 million. These decreases were partially offset by an increase in administrative expense of $1.4 million for the three months ended March 31, 2007 as compared to the same period in fiscal year 2006.

Results from operations of the CIV segment decreased $5.0 million for the nine months ended March 31, 2007 to an operating loss of $5.4 million as compared to an operating loss of $0.4 million for the same period in fiscal year 2006. The decrease in operating results of the CIV segment was primarily related to a decrease in revenues. The decrease in operating results for the CIV segment was also impacted by $3.9 million in increase in general and administrative expenses largely due to the defense of a patent infringement lawsuit and legal actions associated with one of our German subsidiaries (see Note J to the Consolidated Financial Statements), and a $0.8 million increase in research and development expenses primarily related to 3D Visage PACS products and the Cell BE processor based products. This increase was partially offset by a decrease in selling and marketing expenses of $3.4 million for the three months ended March 31, 2007 as compared to the same period in fiscal 2006.

Results from operations of the Advanced Solutions segment decreased $2.2 million for the three months ended March 31, 2007 to an operating loss of $1.9 million as compared to an operating profit of $0.3 million for the same period in fiscal year 2006. The decrease in results from operations was primarily driven by a change in margin due to customer mix and by an increase in research and development funding of approximately $1.3 million primarily related the Cell BE processor development program.

Results from operations of the Advanced Solutions segment decreased $3.6 million for the nine months ended March 31, 2007 to an operating loss of approximately $2.7 million as compared to income from operations of $0.9 million for the same period in fiscal year 2006. The decrease in results from operations was primarily driven by a change in margin due to customer mix and by an increase in research and development funding of approximately $2.7 million primarily related the Cell BE processor development program.

Results from operations of the MPS segment increased by $0.4 million for the three months ended March 31, 2007 to an almost breakeven position as compared to an operating loss of $0.4 million for the same period in fiscal year 2006. The increase in results from operations was primarily driven by the increase in revenue driven by sales of custom processor boards to two large telecommunications customers partially offset by an increase in the excess and obsolescence inventory reserve.

Results from operations of the MPS segment increased $1.1 million for the nine months ended March 31, 2007 to operating income of $0.5 million as compared to an operating loss of $0.6 million for the same period in fiscal year 2006. The increase in results from operations was primarily due to an increase in revenue driven by sales of custom processor boards to two large telecommunications customers.

Losses from the operations of the Other segment were $0.4 million and $4.0 million for the three and nine months ended March 31, 2007, respectively. The Other segment was formed as a result of the Biotech acquisition on July 25, 2006. The operating loss in the nine months ended March 31, 2006 was primarily driven by a charge of $3.1 million for in-process research and development related to the Biotech acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

(in thousands) As of and for the nine months ended March 31,	2007	2006
Net cash (used in) provided by operating activities	$(17,358)	$25,713
Net cash provided by (used in) investing activities	31,661	(30,770)
Net cash used in financing activities	(9,672)	(7,523)
Net increase (decrease) in cash and cash equivalents	4,769	(12,646)
Cash and cash equivalents at end of period	27,752	30,497

Cash and Cash Equivalents

Our cash and cash equivalents decreased by $2.7 million in the nine months ended March 31, 2007 as compared to the same period in fiscal 2006, primarily as the result of the repayment of our Mortgage Notes and certain foreign debt and normal operating activities.

During the nine months ended March 31, 2007, we used $17.4 million in cash from operations compared to $25.7 million generated from operations during the same period in fiscal year 2006. The $43.1 million decrease in the amount of cash generated from operations was largely driven by higher comparative net losses, a $22.3 million decrease in trade accounts receivable, a $5.4 million decrease in inventory and a $3.0 million decrease in prepaid expenses and other current assets. The net loss was offset by several non-cash expenses, including $8.0 million of stock-based compensation expense, $13.7 million in depreciation and amortization expense and a $3.1 million in in-process research and development expense due to the Biotech acquisition. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the nine months ended March 31, 2007, we generated $31.7 million of cash from investing activities compared with $30.8 million used in investing activities during the same period in fiscal year 2006. During the nine months ended March 31, 2007, our cash used in the acquisition of businesses was $1.5 million as compared to cash used in the acquisition of business $67.5 million for the same period in fiscal 2006. Further, cash used in the purchases of marketable securities decreased by $23.8 million as compared to the same period in fiscal 2006. These increases were partially offset by a decrease in sales and maturities of marketable securities of $31.4 million for the nine months ended March 31, 2007 as compared to the same period in fiscal 2006. Subsequent to quarter end, we completed the sale and leaseback of our corporate headquarters in Chelmsford, Massachusetts to generate positive cash flows from this capital asset, as we believe the cash generated from the sale of the buildings can earn a better return and be better utilized in another manner. The sale and leaseback of the buildings was completed on April 20, 2007 (see Note R to the consolidated financial statements).

During the nine months ended March 31, 2007, our financing activities used cash of $9.7 million, which primarily consisted of $9.7 million used to prepay in full our two mortgage notes payable and $0.6 million related to the repayment of foreign debt, offset by $1.1 million in proceeds from employee stock plans. During the same period in fiscal year 2006, financing activities used cash of $7.5 million, which primarily consisted of $12.3 million used for purchases of our common stock, offset by $5.1 million in proceeds from employee stock plans.

During the nine months ended March 31, 2007, our prime source of liquidity came from existing cash and marketable securities. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, an alliance purchase agreement, a supply agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures. If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2007:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,261	$149	$125,104	$8	$—
Interest due on notes payable	6,058	2,511	3,547	—	—
Inventory purchase obligations	15,100	15,100	—	—	—
Supply agreement	2,258	—	—	—	2,258
Alliance agreement	70,216	3,465	30,751	36,000	—
ERP agreements	992	992	—	—	—
Operating leases	6,472	1,944	2,164	1,367	997
IP Agreement	1,000	—	1,000	—	—
Other long-term liabilities	100	—	100	—	—

	$227,457	$24,161	$162,666	$37,375	$3,255

Notes payable, capital lease obligations and interest due on notes payable consists of various domestic and foreign debt agreements and the interest due on such agreements. (See Note N to the consolidated financial statements for further financial information regarding these agreements). Our pension obligation and deferred compensation plan liabilities which are not included in the table above, are included in accrued expenses in our consolidated balance sheets. The put option for $2.3 million related to the acquisition of the development-stage biotech company, which is not included in the above table, is included in accrued expenses in our consolidated balance sheet. (See Note M to the consolidated financial statements for further information regarding this put option)

Inventory purchase obligations represent open non-cancelable purchase commitments for certain inventory components used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $15.1 million at March 31, 2007.

In June 2005, we entered into an alliance agreement with a third party to purchase certain inventory components and services. This alliance agreement, as subsequently amended, is in effect until March 2011 and contains penalties for volume commitments and a variable early termination penalty that generally decreases over time based upon purchases. As of March 31, 2007, the total fee to terminate the alliance agreement in full, including termination of the minimum purchase commitments, was $1.7 million. Aggregate minimum purchase commitments over the term of the agreement total approximately $69.1 million, however, if the annual minimum purchase commitments are not achieved, we are only liable for a per unit penalty fee of $50 for the difference between our actual purchases and the annual minimum volume commitment amount. Further, this agreement requires royalty payments based on future sales of the developed technologies and periodic payments totaling $8.8 million related to the development and licensing of certain technology. As of March 31, 2007, the total minimum commitment related to the alliance agreement is $70.2 million (portions of which are recorded as liabilities in the consolidated balance sheets as of March 31, 2007) assuming that we purchase the full minimum volume commitment and that we do not elect to terminate the agreement.

In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. In connection with the implementation of the ERP system upgrade, we entered into several agreements with a third-party relating to the initial phases of the implementation. As of March 31, 2007, there was $1.0 million of funds authorized that have not been expended related to the ERP effort.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company is required to pay approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.5 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance. As of March 31, 2007, $1.9 million of the commitment was paid and no amounts were accrued for in the consolidated balance sheets related to this agreement.

In September 2006, we entered into a License Agreement (“IP Agreement”) with a third party to obtain an exclusive license to certain intellectual property (IP). This license required an initial upfront payment of $0.1 million and varying royalty payments to be based on future sales of product containing the IP. If the running royalty payments do not equal or exceed $1.0 million (the “Minimum Royalty”) by September 1, 2008, we must pay the shortfall between the two amounts unless certain events occur. Upon the occurrence of these events, which are largely within our control, the license may be rendered non-exclusive. If the license is rendered non-exclusive, the running royalty payment rate increases, the Minimum Royalty amount decreases to $0.1 million and we will become obligated to reimburse the third party for 50% of all patent costs incurred by the third party moving forward from the date the license was rendered non-exclusive.

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

RELATED PARTY TRANSACTIONS

We paid no life insurance premiums during the three and nine months ended March 31, 2007, respectively, for the benefit of David Bertelli, the brother of our Chief Executive Officer and a former company vice president. We paid approximately $0 and $2.0 thousand of life insurance premiums during the three and nine months ended March 31, 2006, respectively, for the benefit of David Bertelli.

We have an at-will agreement with Wellness Edge, a private company owned, in part, by the daughter of our Chief Executive Officer, to manage the employee fitness center. We paid Wellness Edge $1.8 thousand and $6.2 thousand during the three and nine months ended March 31, 2007, respectively, and did not owe anything under this agreement as of March 31, 2007. We paid Wellness Edge $10 thousand in relation to this agreement during fiscal year 2006 and owed no amounts under this agreement as of June 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this SFAS No 159; however, the adoption is not expected to have a material an effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS No. 157 and have not yet determined the impact that the adoption of SFAS No. 157 will have on our financial condition or results of operations.

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

In June 2006, the FASB reached consensus on Emerging Issues Task Force (EITF) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (APB) No. 22, Disclosure of Accounting Policies. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-3 in the third quarter of fiscal year 2007. The adoption of EITF 06-3 did not have a material impact on our financial condition or results of operations, as we have historically reported such taxes on a net basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2006 to March 31, 2007.

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

On December 20, 2006, the Internal Revenue Service (“IRS”) concluded its audit of our tax years ended June 30, 2005, 2004 and 2003. The contested issues addressed in the IRS audit report concerned our tax position on what constitutes qualifying research and development costs for purposes of the research and development tax credit. We reached a settlement with the IRS in the amount of $1.6 million, including interest and penalties, which we paid in the third quarter of fiscal year 2007.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended March 31, 2007.

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
January 1-31, 2007	—	$—	$—
February 1-28, 2007	19,921	13.29	—
March 1-31, 2007	396	12.48	—

Total	20,317	$13.28	$—

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Purchase and Sale Agreement dated as of April 12, 2007 among 199 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P.

10.2	Lease dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 9, 2007.

MERCURY COMPUTER SYSTEMS

By:	/S/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer