Form 10-K
period 2007-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2007-09-07
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

978-256-1300

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	NASDAQ Global Select Market
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

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $280.5 million based upon the closing price of the Common Stock as reported on the Nasdaq National Market on December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of Common Stock outstanding as of August 31, 2007: 22,658,794 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Special Meeting in Lieu of the 2006 Annual Meeting of Shareholders to be held on November 12, 2007 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Exhibit Index on Page 101

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

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Computer Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

OVERVIEW

Mercury was incorporated in Massachusetts in 1981. We design, manufacture and market high-performance computer systems and software for embedded and other specialized computing markets. Our primary market segments are aerospace and defense—which includes systems for radar, signals intelligence, sonar, smart weapons, and imagery applications; life sciences—which includes systems for medical diagnostic imaging & visualization and picture archiving and communication systems (PACS); semiconductor—which includes systems for semiconductor wafer inspection, reticle inspection and mask writing; geosciences—which includes software for oil and gas exploration; and telecommunications systems.

Effective July 1, 2007, the company has restructured operations to achieve greater efficiencies and productivity. Consequently, the five operating business units from fiscal 2007 will no longer be managed as separate segments. For fiscal 2008, the company will be organized in four business units as follows:

•

Advanced Computing Solutions (ACS)—This business unit has been formed by consolidating operations of Defense, Advanced Solutions, Modular Products and Services, and elements of Commercial Imaging and Visualization. Focused on specialized high performance computing solutions, key market segments will remain aerospace and defense, semiconductor, telecommunications, and life sciences.

•

Visage Imaging (VI)—This business unit will focus on development and distribution of visualization and picture archival and communications system (PACS) solutions and other three dimensional (3D) software solutions for the life sciences market.

•

Visualization Software Group (VSG)—This business unit will focus on development and distribution of software developer toolkits and applications for geosciences, engineering & manufacturing, material sciences, and other industrial and scientific domains.

•

Emerging Businesses Unit (EBU)—This business unit will focus on cultivation of new business opportunities that benefit from Mercury’s capabilities across markets. Current areas of focus include computing and visualization in biotech and aircraft navigation.

Additional details of Mercury’s new operating structure will be disclosed in our discussion of fiscal 2008 first quarter operating results. Descriptions of the business outlined below are based on the operating structure for fiscal 2007.

The bulk of our revenues have been generated from sales in our Defense business unit (Defense), Commercial Imaging and Visualization business unit (CIV) and Advanced Solutions business unit (Advanced Solutions), which comprise three of our operating segments. Our remaining revenues are derived from our Modular Products and Services business unit (MPS), which comprises our fourth business segment as a result of our fiscal 2005 acquisition of Momentum Computer, Inc. (MCI), which primarily generates revenues from sales in the telecommunications market. For more information regarding these operating segments, see Note H to our consolidated financial statements included in this report.

Defense is a global supplier of high performance computing solutions comprised typically of commercial off-the-shelf (COTS) products available to both commercial and defense industry customers that require stringent packaging and cooling requirements. Fielded systems are typically deployed for use in signal processing applications. These hardware, software, and professional services solutions are used in advanced industrial, aerospace, and military applications such as radar, sonar and signals intelligence.

CIV is a global supplier of high-performance computing, image processing, visualization and picture archival and communications systems (PACS) solutions. CIV solutions typically include hardware, software, and/or professional services. These capabilities are primarily sold in life sciences, geosciences, and university markets. For example, our solutions are found in life sciences applications that include magnetic resonance imaging (MRI), positron emission tomography (PET), digital X-ray machines and PACS.

Advanced Solutions is a global supplier of high performance computing solutions, specialized software, professional services, and intellectual property. These solutions are found in equipment for semiconductor wafer inspection, reticle inspection, mask writing, telecommunications, and other applications.

MPS is a global supplier of application-specific computing solutions sold predominantly in telecommunications, industrial, medical, and defense applications. These solutions may be found in control systems, mission computers, and elsewhere.

Defense Business Unit

In the fiscal years ended June 30, 2007, 2006 and 2005, Defense accounted for 50%, 55% and 59%, respectively, of our total net revenues. The Defense unit’s products are embedded in intelligence, surveillance and reconnaissance (ISR) gathering systems, including commercial groundstation radar, airborne radar, signals intelligence (SIGINT), and applications such as smart weapons, data exploitation and sonar. Defense’s activities are primarily focused on selling our products and services through prime contractor customers into United States and international aerospace and defense programs during the proof-of-concept, development and deployment phases of these advanced applications. Our contracts with the U.S. and foreign customers are subject to termination either upon default by us or at the convenience of the customer if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination.

We provide high-performance, rugged, embedded computer systems as COTS products to aerospace and defense customers. Additionally we work closely with prime contractors to complete a customized design that match customer or program specified requirements. Once selected for design into a program, the design effort frequently precedes the first production orders by approximately nine to eighteen months. However, once selected, the production contracts typically continue for the life of the program that can last several years.

We engage in frequent, detailed communication with system end users and prime contractors regarding the technical capabilities of our advanced computing solutions and the successful incorporation of them in numerous programs. The Defense engineering team designs differentiated products by leveraging expertise in systems engineering, heterogeneous architectures, software tools & libraries, power subsystems, specialized packaging systems (e.g., custom chassis designs), cooling systems (e.g., conduction cooling), and complex configurations required by customers. Defense also differentiates itself as a supplier to prime contractors with an extensive list of professional services offerings including both consulting and long term post sales support.

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

The Defense sales and technical support personnel are distributed among regional offices in the United States and through our subsidiary offices. At our headquarters in Chelmsford, Massachusetts, a group of systems engineers specializing in radar, signal intelligence, sonar and surveillance applications provides support on an as-needed basis to the remote offices to assist in securing program wins in targeted programs.

Our primary Defense customers include Argon ST, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company as well as other prime contractors. These above-named customers in aggregate accounted for approximately 57%, 65% and 61% of our Defense revenues for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. In addition, we sell our systems directly to leading organizations in the advanced defense technology research and development community.

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

Commercial Imaging and Visualization Business Unit

In the fiscal years ended June 30, 2007, 2006 and 2005, CIV accounted for 19%, 22% and 20%, respectively, of our total net revenues. The CIV business is transitioning its focus to add increasing customer value closer to customer applications primarily in life sciences and geosciences markets. In addition to CIV’s traditional points of differentiation in computer systems, architectural design, systems engineering, and software libraries and tools which enable image processing applications, CIV is also developing and marketing visualization software. In life sciences and geosciences, visualization software applications can be considered adjacent to traditional CIV solutions focused only on the computation requirements of image-intensive applications. The principal modalities of medical imaging systems include MRI, digital X-ray, PET, computed tomography (CT) and ultrasound devices. CIV computer systems are currently embedded in MRI, PET and digital X-ray machines.

Primary CIV customers include GE Healthcare (formerly GE Medical Systems), Siemens AG, Philips Medical Systems and Motorola. These above-named customers in aggregate accounted for approximately 55%, 73%, and 80% of CIV revenues for fiscal years 2007, 2006 and 2005, respectively. In particular, GE Healthcare accounted for 26%, 44% and 56% of our CIV revenues during fiscal years 2007, 2006 and 2005, respectively.

CIV focuses on establishing strong relationships with customers, the equipment manufacturers and software providers. Our broad array of products, based on open hardware and software standards, provide our imaging and visualization customers with increased performance at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Our scalable system architecture allows equipment suppliers to design systems that can satisfy a broad range of price/performance requirements and meet the needs of global markets.

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

Advanced Solutions Business Unit

In the fiscal years ended June 30, 2007, 2006 and 2005, Advanced Solutions accounted for 23%, 18% and 19%, respectively, of our total net revenues. KLA-Tencor Corporation accounted for 48%, 63% and 72% of Advanced Solutions revenues in fiscal years 2007, 2006 and 2005, respectively. We have secured multiple design wins in each of the primary application areas of photomask generation, reticle inspection and wafer inspection. Also, we have established an initial design win via partnership with an independent software vendor (ISV) in the electronic design automation (EDA) application area. Our current customers range from relatively new start-up companies to top-tier OEMs and ISVs.

Our strategy is to provide a compelling combination of high-performance and competitively priced specialized computer systems with application engineering expertise. We believe we are one of a few suppliers of off-the-shelf computers with solutions capable of meeting demanding processing and I/O bandwidth requirements. Our business and support model fits well with the customers’ needs for faster time to market. We believe the principal reason for our design wins is our experienced team of systems and applications engineers who work closely with the customers and with our product development engineers to ensure the optimum configuration for the customer. We focus on establishing strong relationships with our customers by maintaining frequent, in-depth communications and working closely with their engineering groups. We intend to continue our efforts to earn new design wins for our computer systems and solutions in place of alternative designs employed by the semiconductor imaging equipment manufacturers, EDA ISV customers, and others within the market.

Advanced Solutions is comprised of experienced teams of sales specialists, as well as systems and applications engineers who work closely with the customer designers and with our product development engineers. The Advanced Solutions teams include departments focused on the communications computing market, the semiconductor computing market, development and marketing of software tools and libraries, and the development and marketing of silicon IP. Once selected for design into a customer’s product line, a joint design effort frequently precedes the first production orders by approximately one to three years. However, once selected, the production contracts typically continue for the life of the customer’s system. In addition, the equipment manufacturers typically offer computer system upgrades to their customers, potentially resulting in additional sales of our products. The Advanced Solutions sales and technical support personnel are distributed among offices in the United States, Europe, and Japan. At our headquarters in Chelmsford, Massachusetts, systems engineers specializing in the applications provide support on an as-needed basis to assist in the pursuit of new design wins.

Modular Products and Services Business Unit

For fiscal year ended June 30, 2007 and 2006 MPS revenues accounted for 8% and 5%, respectively, of our total net revenues. MPS consists of the operations of Momentum Computer, Inc. (MCI). MPS is a supplier of quick turn-around design for application-specific processor and high-performance I/O boards for the telecommunications, military and aerospace markets. MPS is structured to work as an extension of its customers’

engineering teams, designing products to meet the specific architectural, environmental, performance and schedule requirements of each customer’s project.

In September 2004, we acquired a 35% voting interest in MCI for $3.1 million, which was recorded at that time as an investment in an unconsolidated entity. In December 2004, we acquired the remaining 65% voting interest in MCI in a separately negotiated transaction, paying $10.5 million in cash. The total purchase price for the acquisition of MCI was $13.8 million, consisting of cash payments of $13.6 million and transaction costs of $0.2 million directly related to the acquisition. The acquisition of MCI has expanded our product offerings primarily in defense and communications markets. The results of MCI’s operations have been included in our consolidated financial statements since December 7, 2004. From September 30, 2004 to December 7, 2004, we recorded our pro rata share of MCI’s net operating results under the equity method of accounting.

CUSTOMERS

To support our global customer base, we maintain a significant presence throughout the United States, Europe and Japan, staffed with local applications engineers and sales and customer support staff. In fiscal year 2007, KLA Tencor Corporation and Argon ST, Inc. accounted for 11% and 10% of our total revenues, respectively In fiscal year 2006, Argon ST, Inc., Northrop Grumman Corporation, KLA Tencor Corporation and GE Healthcare, accounted for 15%, 12%, 11% and 10% of our total revenues, respectively. In fiscal year 2005, Argon ST, Inc., KLA-Tencor Corporation, Northrop Grumman Corporation and GE Medical Systems accounted for 14%, 14%, 11% and 11% of our total revenues, respectively.

International revenues represented approximately 15%, 14% and 9% of our total revenues during fiscal years 2007, 2006 and 2005, respectively. International revenue is designated based on the country in which our legal subsidiary is domiciled.

KEY TECHNOLOGY COMPETENCIES

Many of our customers share a common requirement: the need to process high-volume, real-time digital data streams. The computer must have the ability to process incoming data as quickly as it is received, whether from an antenna in a radar application or from a medical scanner. In addition, the user of the system must have the ability to quickly interpret the data. Data rates can range from a few to several hundred megabytes per second (or several billion bits per second), and the total data to be interpreted might be captured on hundreds or thousands of 2D images. The ability to acquire, process, and visualize this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the typically integrated systems we offer.

Due to the nature of the applications in which many of our computer systems are deployed, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. We employ switched fabric interconnects, often developed by us, which allow for high interprocessor communication, data processing bandwidth and I/O capacity. We often use proprietary application-specific integrated circuits (ASICs) to integrate microprocessors, memory and related components into the interconnect fabrics to provide optimum system performance. We often use multiple industry-standard processors, such as the Cell Broadband Engine™ (BE), PowerPC®, x86, digital signal processor (DSP), and field programmable gate array (FPGA) in the same system. We believe that our approach of selecting the best assortment of processors, ASICs and switch fabrics and optimizing applications using our tools, middleware and optimized libraries working together with a group of mixed microprocessors in the same system, allow for the most efficient use of space and power with an optimal price/performance ratio.

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

Heterogeneous Processor Integration. We have developed intellectual property, implemented in several ASICs, that integrates standard microprocessors, digital signal processors, graphics processing units (GPUs), and FPGAs into a single heterogeneous environment. We develop systems consisting of different microprocessor types with a single-system software model. Our processor-independent software offers a consistent set of software development tools and runtime libraries that can drive a heterogeneous mix of microprocessor types. In particular, we have modified our legacy software assets to assist our customers with what had become an industry-wide problem of programming multicore processors. The advent of multicore processors like the Cell BE processor from IBM, GPUs from AMD and Nvidia, PA Semi, and others has introduced a new layer of complexity in application programming. It is especially difficult to extract optimal performance from these processors without the kinds of software tools and expertise offered by Mercury for many years.

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

PRODUCTS

Hardware Products

We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing, and image processing applications. To maintain competitive advantage, Mercury seeks to leverage technology investments across multiple product lines.

PowerStream® and Race++ Product Line. PowerStream and Race++ systems together are our largest source of revenue and are designed to address the requirements of the most demanding electronics applications, which are typically compute-intensive and require very high interprocessor bandwidth and I/O capacity. These systems often must also fit within the limited space available in aircraft, ships and trucks. The PowerStream and Race++ family of products includes both RACE++ and RapidIO-based solutions in multiple form factors including VME, VPX, VXS, and others. They are used in both commercial ground station radar and advanced radar applications such as space-time adaptive processing (STAP), synthetic aperture radar (SAR), airborne early warning (AEW), and multifunctional naval applications incorporating surveillance, tracking, and weapons control. PowerStream systems transform the massive streams of digital data created in these applications into usable information in real time. PowerStream systems can scale to hundreds of processors. Current systems utilize PowerPC microprocessors and Xilinx FPGA chips. RACE++ VME systems contribute significant revenue. However, recent design wins in markets that previously picked RACE++ VME have leveraged newer technologies. The RapidIO fabric has started to displace RACE. The VXS and VPX REDI form factors have started to displace traditional VME. However, given the long life cycles in defense markets, significant time will pass before these newer products push RACE++ VME into retirement.

Other Product Lines. We have many other hardware product lines including:

•

Echotek™ mixed-signal products. Echotek™ mixed-signal products are built on open standards and designed to provide high levels of signal integrity. Echotek Series products are differentiated by offering superior levels of signal to noise ratio (SNR) or spurious free dynamic range (SFDR).

•

Cell BE Processor family of products. We have a partnership with IBM that gives us access to the Cell BE processor. Our initial Cell BE processor family of products are in industrial and data center packaging. We are leveraging IBM’s market leading BladeCenter®, developing 1U and 2U packaging, and building Cell BE processor boards that plug into standard, high-end Workstations. Our Cell BE processor family of products are targeted toward volume customer product development opportunities in medical imaging, aerospace & defense, semiconductor, geosciences, video, and financial services.

•

Ensemble2 and single board computer products. Ensemble2 and certain single board computer products use the ATCA form factor with DSP chips from Texas Instruments, Incorporated and FPGA chips from Xilinx, Inc., and x86 processors from Intel Corporation.

•	ImpactRT™ Systems. The ImpactRT™ 3100 and Impact RT 3200 systems are based on the cPCI standard and are the first systems to utilize the next-generation RapidIO switch interconnect.

Software Products

We actively market and sell software tools, middleware & libraries, and specialized applications. In some cases, these software products are bundled together with broader solutions including hardware and/or services, while in other cases software is licensed separately. In fiscal years 2007, 2006 and 2005, revenues recognized from licensing standalone, non-embedded, software products were approximately $14 million, $10 million and $10 million, respectively.

We have developed a comprehensive line of software products that enable accelerated development and execution of digital signal and image processing applications. Our multicomputer operating environment (MCOE™) multicomputer operating system is embedded in most digital signal processing systems we sell. We separately license software products and license a development software package that includes a development version of our MCOE multicomputer operating system, scientific algorithm libraries, debugging tools and compilers. These software products are a key differentiator for our hardware business and represent only a modest amount of stand-alone revenue. We generally charge a per-seat development license and we bundle a software run-time license with our hardware. The following are software products we offer:

Base Software Development Environment for Multicomputing. The base development environment includes the software necessary to develop a multiprocessor application on our system. This includes the development versions of our MCOE multicomputer operating system, the Scientific Algorithm Library (SAL), the Parallel Acceleration System (PAS™) library for multiprocessor communication, and a compiler tool chain. In particular, both SAL and PAS are heavily optimized for the processor, system, and software architectures we deliver. We believe that the implementation and use of these software offerings result in high productivity and higher performance than alternative solutions.

Extended Software Development Products for Multicomputing. We offer additional software development tools and libraries to provide enhanced capabilities, promote standard interfaces, and increase multicomputer programming productivity. The PixL™ image processing library provides high-performance vector integer routines that execute faster than traditional scalar code. The RACE++ Series MULTI® Integrated Development Environment (IDE) brings mainstream software development tools to the challenge of developing real-time multicomputing solutions. The Trace Analysis Tool and Library (TATL™) is a system-level performance analyzer and debugger for offline analysis of the dynamic communications, control, and dependencies in the multiprocessor system. Each of these optional tools and libraries can significantly increase the productivity of the application developer and result in higher performance at the application level.

MultiCore Plus SDK. Many suppliers of silicon are moving to what is known as a multicore architecture. IBM’s Cell BE processor is an example of this type of architecture. Some of Mercury’s mature software assets have been modified to better enable programming of multicore processors, and they have been packaged as Mercury’s Multicore Plus SDK. This software is both bundled with broader hardware and services solutions and sold separately.

Amira®. This software allows physicians, scientists and engineers to explore 3D imagery obtained from CT, MRI or ultrasound scanning, confocal or wide-field microscopy, or similar sources. It also supports a wide range of applications in fields including oil and gas exploration and geoscience, numerical simulations, computational fluid dynamics and hydrodynamics.

Version 6 of Open Inventor™ by Mercury Computer Systems . This software is used for object-oriented, cross-platform 3D graphics API (application programming interface) for C++ and Java developers. Its cross-platform capability makes Version 6 of Open Inventor™ by Mercury Computer Systems a fast, flexible, and high performing API for developing interactive, object-oriented 3D applications. This capability allows developers to increase productivity by reducing time to market and optimizing their development costs and resources.

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

RESEARCH AND PRODUCT DEVELOPMENT

Our research and development efforts are focused on developing new products as well as enhancing existing hardware and software products in signal processing, image processing and visualization. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time, signal processing industry.

Our funds expended for R&D amounted to $58.5 million in fiscal 2007, $61.2 million in fiscal 2006 and $50.1 million in fiscal 2005. As of June 30, 2007, we had 257 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with the our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products, and anticipating customer requirements for new products.

Our single largest product investment for fiscal years 2007 and 2006 was for board and system level products based on the Cell BE processor and related software. The Cell BE processor silicon technology was developed jointly by IBM, Sony, and Toshiba.

CUSTOMER SUPPORT, TRAINING AND INTEGRATION

Commercial Imaging and Visualization Markets

Support services are available worldwide and primarily consist of product maintenance support (downloads of maintenance releases) and online and telephone support (support for product problem resolution) to customers currently under maintenance. Customers sometimes request specialized training when they purchase our solution; in addition, we believe that customer training helps maximize the potential productivity gains from our products. We provide instructor led training at various locations including on-site at customer locations.

Defense and Other Markets

Customer services are provided via a full range of support offerings including, maintenance and support services, technical program management, integration and design services, and training. Our Customer Services organization is engaged in a full range of support functions, including training, technical program management, integration and design services, maintenance and support services. We have invested in a range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. In addition, we have developed many custom interfaces, reviewed customers’ designs, developed special hardware and software components and provided program management on behalf of Defense, Advanced Solutions and MPS customers. These capabilities enable us to respond to the demanding individuality of many programs and have resulted in our being selected for both development, high-volume production and deployed programs.

MANUFACTURING AND SERVICE

Commercial Imaging and Visualization Markets

Our manufacturing efforts for our 3D software and systems products are limited to the production, quality assurance and distribution of our software, which is distributed either electronically or in hardcopy (e.g. DVD or CD-ROM) or it may be pre-installed on hardware purchased by the customer. We primarily obtain hardware (e.g. computers and computer peripherals) from third party suppliers. Installation and integration into the customers’ network may be performed by our staff, an authorized reseller, or by our customer. We provide training services for our customers, both in connection with their purchase of our software and as independent purchases. Additionally, we offer standalone training programs, which are separately purchased by our customers.

Our manufacturing efforts for our 2D medical hardware products consist primarily of materials planning and procurement, final assembly and test, and logistics (inventory and traffic management). We subcontract the assembly and test of most modules to contract manufacturers in the U.S. to build to our specifications. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We currently perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation.

Defense and Other Markets

The majority of our sales are produced in International Organization for Standardization (ISO) 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules) and complex chassis systems. Our manufacturing operations consist primarily of materials planning and procurement, final assembly and test, and logistics (inventory and traffic management). We subcontract the assembly and test of most modules to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on three contract manufacturers. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We currently perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation.

Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory (SRAM), FPGAs, microprocessors and other third-party chassis peripherals (single board computers, power supplies, blowers, etc.), are presently available only from a single source or from limited sources. We have minimal supply commitments from our vendors and generally purchase components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect our revenues and financial results and could impact customer satisfaction.

COMPETITION

Commercial Imaging and Visualization Markets

The advanced visualization and analysis market is developing and growing rapidly. It is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.

Our primary competitors for our life sciences products are original equipment manufacturers (OEMs), which are typically large multinational companies with far greater financial and technical resources. These companies develop and market medical imaging systems, such as CT and MRI equipment, which may be purchased with integrated medical imaging capabilities. To win business against equipment manufacturers, we must convince customers to buy our solution separately from their purchase of imaging equipment instead of buying integrated systems from our competitors. We also face competition from PACS vendors and other suppliers of medical imaging systems and software. PACS companies sometimes provide medical imaging capability in addition to their image archiving and networking products. Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical imaging product lines, either through internal development or business development and partnership channels. These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers. Other suppliers of medical imaging systems and software, such as Vital Images, Inc. and TeraRecon, Inc., compete on the basis of volume rendering or other visualization technologies, specific applications or market niches.

Our primary competitors for our non-life sciences software three-dimensional graphics products (e.g. geosciences, material sciences, non-destructive testing and computer aided engineering) are from the open source community, startup ventures and from other company’s with equivalent software graphic editors according to the vertical markets in which we operate. To win business against these competitors we compete based upon quality and volume of service offerings, innovation and the ability to interact with very large data sets. We frequently compete against startup companies that come and go on a yearly basis and we may also face serious competition due to the introduction of disruptive technology.

Defense and Other Markets

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

Our Defense, Advanced Solutions and Modular Products and Solutions business units experience strong competition from a large number of domestic and foreign sources. Competition occurs on the basis of technical expertise, price, delivery, contractual terms, previous installation history, and quality.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We hold 34 patents of varying duration issued in the United States. The Company regularly files U.S. patent applications and, where appropriate, foreign patent applications. The Company also files continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

We also rely on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees and consultants and nondisclosure agreements with our key customers and vendors.

BACKLOG

As of June 30, 2007, we had a backlog of orders aggregating approximately $78.6 million, of which $61.4 million is expected to be delivered within the next twelve months. As of June 30, 2006, the backlog was $105.6 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

EMPLOYEES

At June 30, 2007, we employed a total of 729 persons, including 257 in research and development, 178 in sales and marketing, 168 in manufacturing and customer support and 126 in general and administrative functions. We have 141 employees located in Europe, 5 located in Japan, and 583 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.

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

OTHER INFORMATION

Amira, Powerstream and RACE++ are registered trademarks, and Echotek, ImpactRT, MCOE and Visage are trademarks of Mercury Computer Systems, Inc. Cell Broadband Engine is a trademark of Sony Computer Entertainment, Inc. Bladecenter and PowerPC are registered trademarks of International Business Machine Corporation. Open Inventor is a trademark of Silicon Graphics, Inc in the U.S. and/or other countries worldwide, used under license from Silicon Graphics, Inc. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 50%, 55% and 59% of our total revenues in fiscal 2007, 2006 and 2005, respectively. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements,

Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. In addition, delays in funding of a program, or of the defense appropriation generally could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

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

•

We are subject to various U.S. federal export control statutes and regulations which affect our business with, among others, international defense customers. In certain cases the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained therein, may put us at a competitive disadvantage with respect to competing international suppliers who are not subject to U.S. federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business and operating results.

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2007 two customers KLA-Tencor Corporation and Argon ST, Inc. accounted for 11% and 10%, respectively, of our total revenues. In fiscal 2006 four customers, Argon ST, Inc., Northrop Grumman Corporation, KLA-Tencor Corporation and GE Healthcare (formerly GE Medical Systems) accounted for 15%, 12%, 11% and 10%, respectively, of our total revenues. In fiscal 2005, KLA-Tencor Corporation, Argon ST, Inc., Northrop Grumman Corporation and GE Medical Systems accounted for 14%, 14%, 11% and 11% of our total revenues, respectively. Customers in the Defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our CIV, Advanced Solutions and MPS revenues currently come from a small number of customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major CIV, Advanced Solutions or MPS customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in the CIV, Advanced Solutions and MPS markets. Because it often takes significant time and added cost to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

CIV—For fiscal 2007 three customers GE Healthcare, Siemens AG and Motorola GmbH accounted for 26%, 18% and 10%, respectively, of CIV revenues. For fiscal 2006 two customers GE Healthcare and Siemens AG accounted for 44% and 13%, respectively, of CIV revenues. For fiscal 2005 two customers GE Healthcare and Philips Medical Systems accounted for 56% and 17%, respectively, of CIV revenues. Further, we are currently expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will continue to decrease as these customers transition to new platforms and new component manufactures. We currently expect that this forecasted decline in our 2D business will be offset, either partially or fully, by an increase in our 3D software and systems business.

Advanced Solutions—For fiscal 2007 two customers KLA-Tencor Corporation and Hughes Network Systems, LLC accounted for 48% and 15%, respectively, of Advanced Solutions revenues. KLA-Tencor Corporation accounted for 63% and 72% of revenues in Advanced Solutions in fiscal 2006 and fiscal 2005, respectively.

MPS—For fiscal 2007 two customers Motorola, Inc. and Alcatel-Lucent accounted for 41% and 25%, respectively, of MPS revenues. For fiscal 2006 four customers Motorola, Inc., SS8 Networks, Inc., Continuous Computing Corporation and Lockheed Martin Corporation accounted for 27%, 15%, 10% and 10%, respectively, of MPS revenues. MPS was consolidated into the Company starting in the second quarter of fiscal 2005.

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

CIV competes in highly competitive industries, and our CIV OEM customers generally extend the competitive pressures they face throughout their respective supply chains. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems engineering expertise and product quality has been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our CIV OEM customers and potential CIV OEM customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

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

We cannot predict the consequences of future terrorist activities, but they may adversely affect the markets in which we operate, our ability to insure against risks and our operations or profitability.

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

We completed two acquisitions in fiscal 2007, two acquisitions in fiscal 2006 and one acquisition in fiscal 2005. We may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

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

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic, Xilinx and Toshiba for custom-designed ASICs and FPGAs; Freescale, P.A. Semi and IBM for PowerPC microprocessors; IBM for a specific SRAM; and Arrow, Hybricon, and Motorola for chassis and chassis components. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors.

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

In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While there has been no significant impact on our contract manufacturers to date, future acquisitions could potentially have an adverse effect on our working relationships with contract manufacturers. Moreover, we currently rely primarily on three contract manufacturers. The failure of these contract manufacturers to fill our orders on a timely basis or in accordance with our customers’ specifications could result in a loss of revenues and damage to our reputation. We may not be able to replace these contract manufacturers in a timely manner or without significantly increasing our costs if such contract manufacturers were to experience financial difficulties or other problems that prevented them from fulfilling our order requirements.

We are exposed to risks associated with international operations and markets.

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, France and Germany. Revenues from international operations accounted for 15%, 14% and 9% of total revenues for fiscal 2007, 2006 and 2005, respectively. From our U.S. operations, we also ship directly to international customers, which shipments accounted for 9%, 5% and 12% of total revenues for fiscal 2007, 2006 and 2005, respectively. There are inherent risks in transacting business internationally, including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our significant properties:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Chelmsford, MA	All (Corporate HQ)	185,327	Leased, expiring 2017 2 buildings
Huntsville, AL	Defense Business Unit	11,318	Leased, expiring 2011
Carlsbad, CA	Modular Products and Solutions Commercial Imaging & Visualization	4,787	Leased, expiring 2008 2 offices
Campbell, CA	Advanced Solutions Business Unit	4,498	Leased, expiring 2008
Reston, VA	Defense Business Unit	12,811	Leased, expiring 2012
Cambridge, MA	Other	4,602	Leased, expiring 2009
Bellevue, WA	Defense Business Unit	1,776	Leased, expiring 2010
Fuerth, Germany	Commercial Imaging & Visualization	11,508	Leased, expiring 2007
Fuerth, Germany	Commercial Imaging & Visualization	13,746	Leased, expiring 2008
Berlin, Germany	Commercial Imaging & Visualization	3,907	Leased, expiring 2008
Bordeaux, France	Commercial Imaging & Visualization	6,889	Leased, expiring 2016
Paris, France	Defense Business Unit Commercial Imaging & Visualization	2,583	Leased, expiring 2016
Bramley, United Kingdom	Defense Business Unit Advanced Solutions Business Unit Commercial Imaging & Visualization	3,970	Leased, expiring 2007 2 offices
Tokyo, Japan	Defense Business Unit Advanced Solutions Business Unit	2,401	Leased, expiring 2008

In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note J to the Notes to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

On December 20, 2006, the Internal Revenue Service (“IRS”) concluded its audit of our tax years ended June 30, 2005, 2004 and 2003. The contested issue addressed in the IRS audit report concerned our tax position on what constitutes qualifying research and development costs for purposes of the research and development tax credit. We reached a settlement with the IRS in the amount of $1.6 million, including interest, which we paid in fiscal 2007.

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

On January 31, 2006, we received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al., filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with us and certain of our subsidiaries. The complaint alleges infringement by SMT of U.S. patent number 6,765,570, and seeks injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006 we notified SMT that we would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including our right to control and direct the defense of the action on behalf of SMT. In July 2007, an agreement in principle was reached to settle this litigation on terms which we believe will not be material to our financial condition and results of operations. The parties are currently negotiating the terms of a definitive settlement agreement embodying the terms of the agreement in principle. If the parties cannot reach a definitive settlement agreement, we believe there are meritorious defenses to the complaint and will continue to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position, results of operations or cash flows in the period in which the litigation is resolved. No amounts have been accrued for this loss contingency.

We are also subject to other legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2007.

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

James R. Bertelli, age 67, co-founded Mercury in 1981 and has served as our President and Chief Executive Officer since that time. He has also served as Mercury’s Chairman of the Board since 2002. Prior to founding Mercury, Mr. Bertelli founded a manufacturer’s representative organization after a brief period at Analogic Corporation in sales management positions. Prior to that, Mr. Bertelli served as a marketing manager for Digital Equipment Corporation’s telephone industry products group. After a tour of duty in the Army Signal Corps, Mr. Bertelli began his high-tech career with RCA Corporation as a computer systems analyst, and later moved into computer sales with RCA and Univac. Mr. Bertelli has been a director of Mercury since 1981.

Craig Barrows, age 52, joined Mercury in 2005, and has served as Vice President and General Counsel since that date. Prior to joining Mercury, he was Vice President, General Counsel and Secretary of New England Business Service, Inc., a supplier of business products and services to small businesses, from 1998 to 2004.

Alex N. Braverman, age 48, joined Mercury in 2005, and has served as Vice President, Controller and Chief Accounting Officer since that date. Prior to joining Mercury, he was Vice President, Chief Accounting Officer and Corporate Controller of NMS Communications Corporation, a provider of technologies, and solutions for converged and mobile networks, from 1999 to 2005. Prior to that, he held various senior financial executive positions at Concentra Corporation, a developer of sales and engineering software automation products, from 1994 to 1998.

Douglas F. Flood, age 50, joined Mercury in 1998, and has served as Vice President, Corporate Development since that date. Prior to joining Mercury, he was Senior Vice President for business development and planning at FTP Software, Inc., a provider of connectivity software applications, from 1993 to 1998. Prior to that, he was an associate at the law firm of Fish & Richardson from 1991 to 1993. Prior to that he was an attorney at Interactive Data Corp. and at Raytheon Company from 1983 to 1987.

Robert E. Hult, age 60, joined Mercury in 2004, and has served has Senior Vice President and Chief Financial Officer since that date. From 2005 to 2006 he also assumed additional responsibilities for our manufacturing operations/supply chain and customer service and support. Prior to joining Mercury, he was Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications Corporation from 1998 to 2003. Prior to that, he was employed by Digital Equipment Corporation for more than 25 years in positions of increasing responsibility within the company’s corporate and regional finance groups.

Marcelo G. Lima, age 49, joined Mercury in 2003, and has served as Vice President and General Manager, Visage Imaging business unit since July 2007. Prior to that, he was Vice President and General Manager, Commercial Visualization and Imaging business unit (formerly known as the Imaging and Visualization Solutions Group) from 2005 to June 2007. Prior to that, he was Vice President, Life Sciences from 2004 to 2005, and Director, Business Development from 2003 to 2004. Prior to joining Mercury, he was President and Chief Executive Officer of Opsion Medical, Inc., a developer of healthcare informatics technology, from 2000 to 2002. Prior to that, he was a Vice President and General Manager in the health imaging division of Eastman Kodak Company from 1997 to 2000.

Craig Lund, age 47, rejoined Mercury in 1999, and has served as Vice President and Chief Technology Officer since that date. Prior to rejoining Mercury, he was President of Local Knowledge, a technical consulting group he founded, from 1991 to 1999. Prior to that, he was director of engineering at Mercury from 1986 to 1988. Prior to that, he held various engineering and marketing roles at Charles River Data Systems from 1983 to 1986 and from 1988 to 1991.

Joel B. Radford, age 43, joined Mercury in 2003, and has served as Vice President, Strategic Marketing and Alliances since 2005. Prior to that, he was Vice President, Strategic Marketing from 2004 to 2005, and Director, Strategic Business Development from 2003 to 2004. Prior to joining Mercury, he was an independent strategy consultant from 2001 to 2003. Prior to that, he held several senior executive positions with Firepond, Inc., a CRM software firm, with responsibility at different times for professional services, strategic planning and business development, from 1998 to 2001. Prior to that, he held various positions, including Senior Manager, with Ernst & Young Management Consulting from 1994 to 1998. Prior to that, he held various positions with Johnson & Johnson, a provider of healthcare products and services, with responsibility at different times for marketing, manufacturing engineering and supply chain management, from 1988 to 1994.

Terrence M. Ryan, age 48, joined Mercury in May 2007, and has served as Senior Vice President and General Manager, Federal Government Businesses, since that date. Prior to joining Mercury, he was Senior Vice President, Strategic Development of Science Applications International Corporation, a research and development firm specializing in information systems and technology, from 2005 to May 2007. Prior to that, he was a Vice President of SRA International, Inc., a provider of information systems and solutions, from 2003 to 2005. Prior to that, he was President and Chief Executive Officer of Adroit Systems Inc., a provider of information and aerospace engineering services to the U.S. Government, from 1999 until its acquisition by SRA International in 2003. Prior to that, he served in various executive capacities within the U.S. Department of Defense with responsibility for intelligence, surveillance and reconnaissance systems.

Craig A. Saline, age 60, joined Mercury in 2004, and has served as Senior Vice President, Organization Development and Human Resources since 2005. Prior to that, he was Vice President, Organization Development and Human Resources from 2004 to 2005. Prior to joining Mercury, he was interim Vice President, Human Resources of Tufts New England Medical Center in 2002. Prior to that, he was Senor Vice President, Human Resources of World Kitchen, Inc., a manufacturer of kitchen supplies, from 2000 to 2002. Prior to that, he was Senior Vice President, Human Resources, North American region for Reckitt Benckiser, Inc., a supplier of household cleaning products, from 1997 to 2000. Prior to that, he held the senior human resources leadership positions at Teledyne, Inc. from 1996 to 1997 and at Marshalls, Inc. from 1992 to 1996. Prior to that, he held various senior human resources positions at General Electric Company.

Mark F. Skalabrin, age 44, joined Mercury in 1991, and has served as Senior Vice President and General Manager, Advanced Computing Solutions business unit since July 2007. Prior to that, he was Vice President and General Manager, Advanced Solutions business unit (formerly known as the OEM Solutions Group) from 2001 to June 2007. Prior to that, he served in various engineering positions from 1991 to 2001. Prior to joining Mercury, he worked for the Naval Undersea Warfare Engineering Station in Keyport, Washington.

Didier M.C. Thibaud, age 46, joined Mercury in 1995, and has served as Senior Vice President and General Manager, Advanced Computing Solutions business unit since July 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2007 Fourth quarter	$14.60	$12.11
Third quarter	14.01	12.05
Second quarter	13.82	11.45
First quarter	15.41	11.85

2006 Fourth quarter	$19.06	$14.75
Third quarter	21.03	15.94
Second quarter	26.73	17.53
First quarter	29.70	24.97

As of August 31, 2007, we had approximately 5,550 shareholders including record and nominee holders.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2007, the total number of securities outstanding under our stock option plans, the weighted average exercise price of such options and the number of options available for grant under such plans. See Note C of the Notes to the Consolidated Financial statements for a summary of our plans.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(a)		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(b)	2,984,211	(c)	$19.39	1,363,895	(d)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	2,984,211		$19.39	1,363,895

(a)	Does not include outstanding unvested restricted stock or deferred stock awards.
(b)	Consists of the 1997, 1998 and 2005 equity plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(c)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(d)	Includes 243,439 shares available for future issuance under the ESPP and 1,120,456 shares available for future issuance under the Company’s 2005 Plan. We are no longer permitted to grant options or other awards under our 1997 and 1998 plans.

Share Repurchase Plans

The following table includes information with respect to repurchases we made of our common stock during the fiscal year ended June 30, 2007:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)
July 1, 2006 – September 30, 2006	1,620	$12.47	$—
October 1, 2006 – December 31, 2006	3,000	16.44	—
January 1, 2007 – March 31, 2007	20,317	13.28	—
April 1, 2007 – April 30, 2007	—	—	—
May 1, 2007 – May 31, 2007	—	—	—
June 1, 2007 – June 30, 2007	13,302	12.67	—

Total	38,239	$13.28	$—

(1)	During fiscal 2007, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net Revenues	$223,705	$236,117	$250,172	$185,595	$180,242
(Loss) income from operations	(40,521)	(19,441)	42,539	31,605	25,830
Net (loss) income	(37,820)	(16,168)	30,186	22,885	22,677
Net (loss) earnings per share:
Basic	$(1.78)	$(0.77)	$1.44	$1.08	$1.07
Diluted	$(1.78)	$(0.77)	$1.25	$1.03	$1.03

	As of June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$140,680	$143,413	$199,103	$214,458	$84,510
Total assets	360,265	386,446	378,398	372,826	191,587
Long-term obligations	138,537	136,721	136,433	137,902	12,358
Total shareholders’ equity	168,657	191,989	197,826	180,857	152,656

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, timing of such funding, market acceptance of the our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing solutions. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms our systems process real-time radar, sonar, and signals intelligence data. Our systems are also used in state-of-the-art medical diagnostic imaging devices including MRI, PET, and digital X-ray, and in semiconductor imaging applications including photomask generation and wafer inspection. We provide advanced three-dimensional (3D) image processing and visualization software and optimized systems to diverse end markets including life sciences, geosciences, and simulation. We also provide radio frequency (RF) products for enhanced communications capabilities in military and commercial applications. In fiscal 2007, we entered the biotechnology market space through an acquisition of a development stage biotechnology business. We believe this acquisition will provide us access to new customers and markets in the biotechnology and pharmaceutical industries and to potentially exploit the sales of our other products to these customers. Additionally, we are positioning ourselves to enter the Defense prime contracting market space in fiscal 2008 through the creation of a federal business group to focus on reaching the intelligence agencies and homeland security programs.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial off-the-shelf (COTS) distribution, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our product. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns of one customer do not necessarily correlate with the order patterns of another customer and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

Defense Business Unit—While overall the United States defense spending has increased in recent years in connection with the ongoing operations in Afghanistan and Iraq, this increased government spending has not resulted in increased revenues to our Defense Business Unit; rather it has shifted funding away from certain programs we were anticipating. Further, the Department of Homeland Security and other U.S. government agencies continue to focus on enhancing the security of our homeland which is an area in which we currently have little market penetration. We are in the process of transforming our structure to address these anticipated future areas of growth, including the creation of a group dedicated to addressing national intelligence and homeland security markets, and to better position ourselves to realize the benefits from our substantial R&D investments and acquisitions, however, our fiscal 2007 results reflect the challenging year we faced in the defense markets.

Advanced Solutions Business Unit—In the semiconductor business, we have seen some market slowdown in one application area, which has resulted in lower bookings and lower revenues than expected in fiscal 2007, however, we are making significant progress on our new programs that should drive revenue growth in fiscal 2008 including a major design win from a new customer in a new application space. We also have a design win based on Cell BE in the reticule inspection market. Most of the opportunities that we’re pursuing within the semiconductor business are driven by our Cell BE family of products. Our partnership with Mentor Graphics Corporation, for instance, in the electronic design automation space, is an interesting and developing new business opportunity in the early adoption phase. The markets that need real time or near real time and those that are dealing with the explosion of data will migrate to the new multi-core (i.e. Cell BE) multiprocessor systems, however, the challenges of programming these systems will slow market adoption.

Commercial Imaging and Visualization Business Unit—While the overall medical imaging markets saw modest growth through most of fiscal 2007, our Commercial Imaging and Visualization business unit experienced a decline in revenues. The decrease was primarily related to decreases in our legacy 2D medical hardware business as several of our customers transition their reconstruction platforms. In the life sciences markets we now serve a diverse OEM customer base including segments such as diagnostic medical imaging (modalities and PACS), dental imaging, surgical/interventional imaging, and pre-clinical imaging to include microscopy, microPET and CT lab research and molecular visualization for drug design. Most of these market segments are growing above 10% per year on a worldwide basis. We see future increases in demand for medical imaging services, although reimbursement rates will continue to decline. We believe the medical imaging segments are poised for a major new phase of growth fueled by the availability of new technology coming out of the computer and digital information technology (IT), and the higher interest by healthcare enterprises to improve productivity through deployment of modern IT with advanced visualization capabilities.

Modular Products and Solutions Business Unit—Two of our major Modular Products and Solutions telecommunications customers entered production in fiscal 2007. As a result, demand for product from these two customers grew substantially and drove both the revenue and profitability of the Modular Products and Services business unit to new records. While streamlining the operations organization to meet the increased product volume, we focused our engineering development efforts toward building VME, VXS, and AMC boards that address a broader market than telecommunications. These new products, available in both commercial and militarized form factors, will enable us to grow our share of the defense and industrial single board computer market over the next few fiscal years.

Other Business Unit—This segment is comprised of our biotech venture, which works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of our biotech venture’s computational fragment-based drug design technology. Our biotech venture is a development stage company which had no revenues in fiscal 2007 but incurred $1.1 million of research and development costs as we try bring the technology to market. We believe the drug optimization market is a high growth market that we will be able to successfully exploit based upon our proprietary software and complimentary services that are designed exclusively to improve pharmaceutical and biotechnology researchers ability to more rapidly identify new drug candidates, provide early identification of high-risk candidates and expedite the discovery-to-market process in order to bring more drugs to market, faster, more efficiently and more safely.

In response to lower than expected demand in certain sectors of our business, as well as the need to maintain a competitive cost structure and integrate our previous acquisitions, we incurred a series of restructuring charges totaling $5.5 million in fiscal 2007. The latest reduction in force that we enacted in the fourth quarter of fiscal 2007 coincided with our process of internally reorganizing ourselves for strategic growth with a lower cost structure. As part of this reorganization and cost reduction initiative we completed a reduction in force which eliminated approximately 110 positions in the fourth quarter of fiscal 2007 across many of our business units (see Note P to the consolidated financial statements). While we believe this reduction in force will provide significant cost savings, additional actions may be necessary to further consolidate or reorganize our operations as the reorganization plans are finalized. Our goal is to improve fiscal 2008 operating results without a dependency on large revenue increases.

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

Changes in our estimates from period to period, such as changes in assumptions underlying our estimates, may have a material impact on our financial condition or results of operations. Similarly, using the ends of the range of reasonably possible amounts that we determined in formulating our estimate, rather than the reported estimate, may have a material impact on our financial condition or results of operations. However, during the past three fiscal years, such changes in our estimates, including those related to accounts receivable and inventory valuation and to warranty cost accruals, have not had a material impact on our overall financial performance or on any individual line item in our consolidated financial statements, with the exception of the change in estimate related to the valuation allowances on our deferred tax assets which had a $13 million impact to our tax provision during fiscal 2007 (See Note O to the consolidated financial statements).

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

We also engage in long-term contracts for development, production and services activities which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

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

With very limited exceptions, we do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment. For the few commercial products that have a right of return, we defer revenue until the return period ends unless there is sufficient history to establish a reasonable returns reserve.

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

Goodwill and Acquired Intangible Assets

Acquired intangible assets result from our various business acquisitions (see Note M to the consolidated financial statements) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed or otherwise used up.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

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

Income Tax Assets

We evaluate the realizability of our deferred tax assets on a quarterly basis and assess the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. Except for deferred tax assets that we will benefit from when we file our fiscal 2008 US tax return, we believe that it is more likely than not that our deferred tax assets will not be realized based on forecasted income. Except for the deferred tax assets expected to be realized through the fiscal 2008 tax return, we have provided a valuation allowance against the net amount of our domestic deferred tax assets.

Product Warranty Accrual

Our product sales generally include a 12 or 18–month hardware warranty, with the exception of certain product sales in the MPS segment, which generally include a three-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Stock-Based Compensation

We have several stock-based employee compensation plans. On July 1, 2005, we adopted SFAS No 123R, Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results were not restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Further, we have elected under SFAS 123R to recognize the fair value of awards with pro-rata vesting on a straight-line basis. Previously, we had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

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

RECENT BUSINESS DEVELOPMENTS:

FISCAL YEAR 2007

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

On July 25, 2006, we purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3.1 million (including direct transaction costs of $0.1 million and a put option of $2.3 million). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to us for $2.3 million subject to certain adjustments. This put option for $2.3 million along with a deferred license payment of $0.2 million was accrued for at acquisition and included in the above-described purchase price consideration. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $0.4 million to us. Further, we are required to provide working capital financing to Biotech totaling approximately $1.0 million at various points through April 16, 2007, which must be utilized as directed by us. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of Biotech’s computational fragment-based drug design technology. Biotech is currently headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in our consolidated financial statements since the acquisition date (see Note T to the consolidated financial statements).

FISCAL YEAR 2006

On August 31, 2005, we purchased Echotek Corporation for $50.3 million, consisting of cash payments of $44.7 million, 177,132 shares of our common stock valued at $5.2 million and transaction costs of $0.4 million directly related to the acquisition.

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

FISCAL YEAR 2005

In December 2004, we entered into an agreement with the former shareholders of TGS Group that finalized the purchase price for the fiscal 2004 acquisition and, as a result, we paid $2.8 million in cash and issued 206,554 shares of our common stock, representing the final payment of the purchase price. The total purchase price of $19.4 million for the acquisition of TGS Group consisted of total cash payments of $12.9 million, 206,554 shares of our common stock valued at $4.8 million, and $1.7 million of transaction costs directly related to the acquisition.

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended June 30,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	44.4	41.0	33.8

Gross margin	55.6	59.0	66.2
Operating expenses:
Selling, general and administrative	39.7	36.9	28.3
Research and development	26.1	25.9	20.0
Amortization of acquired intangible assets	3.2	3.4	0.9
In-process research and development	1.4	0.2	0.0
Restructuring	2.4	0.8	0.0
Impairment of long-lived assets	0.9	0.0	0.0

Total operating expenses	73.7	67.2	49.2

(Loss) income from operations	(18.1)	(8.2)	17.0
Other income, net	2.3	1.0	0.2

(Loss) income before income taxes	(15.8)	(7.2)	17.2
(Benefit) provision for income taxes	1.1	(0.4)	5.1

Net (loss) income	(16.9)%	(6.8)%	12.1%

FISCAL YEAR 2007 VS. FISCAL YEAR 2006

REVENUES

(in thousands)	2007	As a % of Total Net Revenue	2006	As a % of Total Net Revenue	$ Change	% Change
Defense	$111,324	50%	$131,549	55%	$(20,225)	(15)%
CIV	42,114	19%	51,583	22%	(9,469)	(18)%
Advanced Solutions	51,732	23%	41,706	18%	10,026	24%
MPS	18,535	8%	11,279	5%	7,256	64%
Other	—	—%	—	—%	—	—%

Total revenues	$223,705	100%	$236,117	100%	$(12,412)	(5)%

Total revenues decreased $12.4 million or 5% to $223.7 million during fiscal 2007. International revenues represented approximately 15% and 14% of total revenues during fiscal years 2007 and 2006, respectively.

Defense revenues decreased $20.2 million or 15% during fiscal 2007 compared to fiscal 2006. The decrease was primarily related to a $5.9 million decrease in shipments serving radar applications, a $9.6 million decrease in signal intelligence applications and a $4.2 million decrease in radio frequency products. Contributing to these decreases in radar applications and signal intelligence applications included a reprioritizing of funding by the federal government to more immediate and tactical requirements. The decrease in Defense revenues was partially offset by $3.8 million in fiscal 2007 sales related to the Cell BE processor family of products, and $0.5 million in sales related to the VistaNav family of products.

CIV revenues decreased $9.5 million or 18% during fiscal 2007 compared to fiscal 2006. The decrease was primarily related to decreases in our legacy 2D medical hardware business lines, including a $7.8 million decrease in MRI applications, a $4.1 million decrease in digital X-ray applications and a $2.7 million decrease in PET applications. This decrease was partially offset by $1.8 million in fiscal 2007 sales related to the Cell BE processor family of products and $0.7 million increase in sales of CAT Scan (CT) applications. We are expecting that our 2D business with GE Healthcare, Motorola GmbH and Philips Medical Systems will continue to decrease over the near term as these customers transition to new platforms and new component manufacturers. We have started to see growth in our portfolio of new 3D image processing and visualization software applications. We perceive significant customer interest in the medical and oil and gas discovery industries for these products; however, the adoption of our 3D applications by the marketplace in fiscal 2007 was not enough to offset the decline in our existing 2D programs.

Advanced Solutions revenues increased $10.0 million or 24% during fiscal 2007 compared to the same period in fiscal 2006. The increase in revenues was primarily related to a $1.7 million increase in revenues related to a large development effort for a semiconductor customer, a $6.3 million increase related to a large development effort for a telecommunications customer, and $4.9 million in fiscal 2007 sales related to the Cell BE processor family of products. This increase was partially offset by a $0.4 million decrease in semiconductor imaging boards and a $1.3 million decrease in sales of explosive detection system hardware which primarily relates to one customer. Shipments of semiconductor imaging boards represented 63% and 79% of Advanced Solutions revenues for fiscal 2007 and 2006, respectively. Also impacting the results of the Advanced Solutions business unit were program development delays that resulted in the deferral of revenue on one large software license order. We expect these issues to be resolved in the first half of fiscal 2008.

MPS revenues increased $7.3 million or 64% during fiscal 2007 compared to the same period in fiscal 2006. The increase in revenue was primarily due to a $8.0 million increase in sales of processor boards to two large telecommunications customers, which was partially offset by lower volumes to other customers.

The Other business unit was formed on July 25, 2006 as a result of the acquisition of Biotech (see Note M to the consolidated financial statements) and had no revenues during fiscal 2007. Biotech’s operations are currently in the development stage with only minimal revenues expected to be generated during fiscal 2008.

GROSS PROFIT

Gross profit was 55.6% for fiscal 2007, a decrease of 340 basis points from the 59.0% gross profit achieved in fiscal year 2006. The decrease in gross profit was primarily due to a 5% decline in total sales without a significant decrease in manufacturing expenses until the fourth quarter of fiscal 2007. Additionally, our Defense business continues to be impacted by a greater percentage of newer business technologies which carry a lower margin than our traditional Defense products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 2% or $1.7 million to $88.7 million during fiscal 2007 compared to $87.0 million during fiscal 2006. The increase was primarily due to a $1.6 million increase in legal expense, a $0.8 million increase in stock compensation expense, and a $0.8 million increase in commission expense. These increases were partially offset by various items including a $0.9 million decrease in audit and accounting related expenses as compared to the same period in fiscal 2006. The $1.6 million increase in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries (see Note J to the Consolidated Financial Statements), while the decrease in audit and accounting related expenses was primarily due to utilizing more in-house resources to address the internal control requirements required under Sarbanes-Oxley.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 4% or $2.7 million to $58.5 million during fiscal 2007 compared to $61.2 million for fiscal 2006. The decrease was partially the result of a decrease in compensation expense due to a reduction in headcount of 38 employees that was attributable, in part, to our 2007 restructuring plans. Research and development continues to be a focus of our business with approximately 26.1% and 25.9% of our revenues dedicated to research and development activities during fiscal 2007 and 2006, respectively. One of the more significant research and development initiatives which began in fiscal 2006 is our development efforts related to the Cell BE processor family of products which accounted for approximately $4.3 million and $6.0 million of the research and development expenses for fiscal years 2007 and 2006, respectively. Impacting our Cell BE research and development expense in fiscal 2007, was the restructuring of our third-party Cell BE research and development agreements which resulted, amongst other things, in the termination of several Cell BE projects and a refund of $1.9 million of previously paid development payments, which was recorded as an offset to research and development expenses in fiscal 2007. Improving the effectiveness of our research and development investments so as to realize a more near-term return is a priority.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased 10% or $0.8 million to $7.2 million during fiscal 2007 compared to $8.0 million for fiscal 2006. The decrease in amortization expenses was primarily due to several intangible assets becoming fully amortized prior to the start of fiscal 2007.

RESTRUCTURING EXPENSE

Restructuring expense for fiscal 2007 increased $3.5 million to $5.5 million as compared to fiscal 2006. This increase was primarily due to the size of each of the restructuring activities incurred in the respective periods. As a result of the 2007 Plan we eliminated approximately 110 positions, while as part of the 2006 Plan we eliminated approximately 55 positions.

IMPAIRMENT OF LONG-LIVED ASSETS

During fiscal 2007, we incurred an impairment charge of $2.0 million related to two items, a) a non-compete agreement we determined to be impaired based upon actions taken by a former employee who was bound by the non-compete agreement, and b) the restructuring of an alliance agreement with a third party. This restructuring, among other things, amended the statements of work for certain continuing projects being performed by the third-party, cancelled the statement of work for a particular project being performed by the third-party, and eliminated our volume commitments, royalty requirements and early termination penalties. The restructuring of the parties’ obligations resulted in us recording an impairment charge of approximately $1.9 million to write off an intangible asset due to the expected decrease in sales of licensed products caused by the cancellation of the above-referenced projects.

INTEREST INCOME

Interest income for fiscal 2007 increased by $0.4 million to $6.8 million compared to fiscal 2006. The increase in interest income was primarily related to the increased rate of return on our marketable securities and higher levels of cash and cash equivalents.

INTEREST EXPENSE

Interest expense for fiscal 2007 increased by $0.1 million to $4.2 million compared to fiscal 2006. The increase was primarily due to penalties totaling $0.7 million incurred related to the prepayment of our mortgage notes, offset by lower interest incurred due to the aforementioned decrease in notes payable.

OTHER INCOME (EXPENSE), NET

Other income (expense) for fiscal 2007 increased by $2.7 million compared to fiscal 2006. The increase was primarily due to cash received totaling $2.4 million as a result of the legal settlement with a former employee and a related company (see Note J to the consolidated financial statements). Also impacting other income (expense) were the amortization of the gain earned on the sale of our corporate headquarters (see Note G to the consolidated financial statements), the realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan (see Note Q to the consolidated financial statements).

INCOME TAX (BENEFIT) PROVISION

We recorded a provision for income taxes of $2.6 million in fiscal 2007 reflecting a 7.3% effective tax rate, as compared to a 5.5% effective tax benefit rate for fiscal 2006. Our effective tax rate for fiscal year 2007 differed from than the U.S. statutory tax rate of 35% primarily due to the valuation allowance recorded and the settlement of an IRS audit for the fiscal years 2003 through 2005. The fiscal 2006 tax rate is less than the U.S. statutory rate primarily due to operating losses offset by a valuation allowance recorded on the net amount of the TGS Group deferred tax assets and the deferred tax assets related to the operating losses associated with SoHard and utilization of certain state research and development credit carryforwards.

SEGMENT OPERATING RESULTS

Results from operations of the Defense segment decreased $4.2 million during fiscal 2007 to an operating loss of $9.6 million as compared to an operating loss of $5.4 for fiscal 2006. The decrease in operating results of the Defense segment was primarily related to the 15% decrease in revenues compounded by only a combined 10% decrease in research and development and selling, general and administrative expenses. The lower operating results were also significantly impacted by the restructuring plans enacted in fiscal 2007 that resulted in $3.3 million of net restructuring charges during fiscal 2007 compared with $1.2 million of net restructuring charges in fiscal 2006. We believe the restructuring we incurred in fiscal 2007 along with the reorganization activities we will undertake in the first quarter of fiscal 2008, will provide us with the appropriate operating structure to return to profitability in fiscal 2008 in the Defense business unit.

Results from operations of the CIV segment decreased $5.5 million during fiscal 2007 to an operating loss of $7.9 million as compared to an operating loss of $2.4 million for fiscal 2006. The decrease in operating results of the CIV segment was primarily related to a decrease in revenues without a corresponding decrease in operating expenses. The decrease in operating results for the CIV segment was also impacted by $1.5 million in legal fees primarily due to the defense of a patent infringement lawsuit and legal actions associated with one of our German subsidiaries (see Note J to the Consolidated Financial Statements).

Results from operations of the Advanced Solutions segment decreased $7.3 million during fiscal 2007 to an operating loss of approximately $7.1 million as compared to income from operations of $0.2 million for fiscal 2006. The decrease in results from operations was primarily driven by a change in margin due to customer mix driven by a year over year increase in revenue of approximately $6.3 million from a telecommunications customers and a $1.3 million decrease in revenue from an explosive detection system customer. The decrease in results from operations was also a result of an increase in research and development funding of approximately $2.9 million primarily related the Cell BE processor development program.

Results from operations of the MPS segment increased $2.0 million during fiscal 2007 to operating income of $0.4 million as compared to an operating loss of $1.6 million for fiscal 2006. The increase in results from operations was primarily due to an increase in revenue driven by sales of processor boards to two large telecommunications customers.

Losses from the operations of the Other segment were $4.6 million for fiscal 2007. The Other segment was formed as a result of the Biotech acquisition on July 25, 2006. The operating loss for fiscal 2007 was primarily driven by a charge of $3.1 million for in-process research and development related to the Biotech acquisition.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

FISCAL YEAR 2006 VS. FISCAL YEAR 2005

REVENUES

	2006	As a % of Total Net Revenue	2005	As a % of Total Net Revenue	$ Change	% Change
Defense	$131,549	55%	$148,180	59%	$(16,631)	(11)%
CIV	51,583	22%	49,195	20%	2,388	5%
Advanced Solutions	41,706	18%	48,408	19%	(6,702)	(14)%
MPS	11,279	5%	4,389	2%	6,890	157%
Other	—	—	—	—	—	—

Total revenues	$236,117	100%	$250,172	100%	$(14,055)	(6)%

Total revenues decreased 6% from $250.2 million during fiscal 2005 to $236.1 million during fiscal 2006. International revenues represented approximately 14% and 9% of total revenues during fiscal 2006 and 2005, respectively.

Defense revenues decreased by $16.6 million or 11% from fiscal 2005 to fiscal 2006. The decrease was primarily related to a $12.6 million decrease in radar applications, a $13.3 million decrease in shipments serving signal intelligence applications and a $5.2 million decrease in defense technology and applications. Contributing to these decreases in radar application and signal intelligence applications included 1) a reprioritizing of funding by the federal government, 2) loss of the ACS program and 3) the impact of the Berry Amendment which has caused several orders to slip out of fiscal 2006. The decrease in Defense revenues was partially offset by a $4.6 million increase in sales of radio frequency products and a $9.3 million increase resulting from the acquisition of Echotek Corporation.

CIV revenues increased $2.4 million or 5% from fiscal 2005 to fiscal 2006. The increase was primarily the result of revenues of $9.5 million associated with the acquisition of SoHard, which was completed in the first quarter of fiscal 2006, and a $1.3 million increase in revenues related to our 3D image processing and visualization software applications offset by an expected decline in most of our legacy business lines including MRI, digital X-ray, computed tomography (CT) and PET.

Advanced Solutions revenues decreased $6.7 million or 14% from fiscal 2005 to fiscal 2006. The decrease in revenues was primarily related to a $9.2 million decrease in shipments of semiconductor imaging boards for developing and testing new semiconductors. Shipments of semiconductor imaging boards represented 79% and 87% of Advanced Solutions revenues for the fiscal years ended June 30, 2006 and 2005, respectively. The decrease in semiconductor sales was partially offset by an approximately $4.1 million increase in sales of our Ensemble2 Application Platform system to several large telecommunication customers.

MPS revenues were $11.3 million for the fiscal 2006. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus there were only 7 months of revenues included in our consolidated financial statements during the comparable period in fiscal 2005. On an annualized basis MPS has seen an increase in revenue due to a large, $0.9 million, defense related order shipped in fiscal 2006 plus growing demand for its new high performance custom and off-the-shelf products.

GROSS PROFIT

Gross profit was 59.0% for fiscal 2006, a decrease of 720 basis points from the 66.2% gross profit achieved in fiscal 2005. The decrease in gross profit was primarily due to a shift within our Defense business to lower margin fully configured and racked systems from historical higher margin multi-computer board sets, a greater percentage of newer business technologies which carry a lower margin than our defense products, a significant third quarter 2006 inventory write-off of approximately $5 million and increased warranty provisions. The inventory write-off was the result of several factors including a decline in revenues of the Defense business and shifts in technology that resulted in the inventory becoming obsolete. The warranty provision increased significantly during the fiscal 2006 primarily due to two commitments made with customers to perform on-site warranty work related to boards purchased from our contract manufacturers and other third party suppliers. These agreements resulted in an incremental warranty provision of approximately $1.0 million during fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 23% or $16.3 million to $87.0 million for fiscal 2006 compared to $70.7 million during fiscal 2005. The increase was primarily the result of $7.1 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R and a $6.9 million of incremental expenses relating to the operations of the SoHard, Echotek and MCI acquisitions, offset by a decrease in compensation expense due to a decrease in headcount of 28 employees unrelated to our recent acquisitions. Also impacting the increase was $1.8 million of expenses related to our on-going enterprise resource procurement (ERP) system project. In July 2005, we began an ERP system upgrade to improve our ERP system capabilities and processes. During fiscal 2006, $3.5 million of costs were incurred on the ERP system upgrade, of which $1.7 million of ERP costs were capitalized through June 30, 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 22% or $11.1 million to $61.2 million for fiscal 2006 compared to $50.1 million during fiscal 2005. The increase was primarily the result of a) $2.4 million of expenses related to stock-based compensation recorded as a result of adopting SFAS 123R, b) $2.5 million of incremental expenses relating to the operations of the SoHard and Echotek acquisitions and c) $4.3 million of expenses associated with a shift in contract mix and personnel allocation which resulted in fewer research and development employees working on customer contracts and spending more time on research and development initiatives. One of the more significant research and development initiatives for fiscal 2006 was our development efforts related to the Cell BE processor family of products which accounted for approximately $6.0 million of the research and development expenses in fiscal 2006.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased 233% or $5.6 million to $8.0 million for fiscal 2006 compared to $2.4 million during fiscal 2005. The increase in amortization expenses for fiscal 2006 was primarily the result of amortization associated with the intangible assets acquired in the SoHard and Echotek acquisitions which were completed in the first quarter of fiscal 2006.

RESTRUCTURING EXPENSE

In response to lower than expected demand in certain sectors of our business, as well as the need to maintain a competitive cost structure and integrate our previous acquisitions, we incurred $2.0 million, net of reversals, related to our 2006 restructuring plan (the 2006 Plan) during fiscal 2006. The net expense related to the 2006 Plan included $1.9 million related to involuntary separation costs for 55 employees and $0.1 for other costs. The restructuring charges are classified as operating expenses in the consolidated statements of operations.

INTEREST INCOME

Interest income for fiscal 2006 increased by $1.3 million to $6.4 million compared to fiscal 2005. The increase was primarily related to increased rates of return on our marketable securities, partially offset by lower levels of cash and cash equivalents.

INTEREST EXPENSE

Interest expense for fiscal 2006 decreased by $0.1 million to $4.1 million compared to fiscal 2005. The interest rates on our outstanding notes payable are fixed in nature; thus, the fluctuations in interest expense are primarily related to lower principal balances on the debt and the impact of non-cash interest expense which relates to the amortization of our deferred financing costs.

OTHER INCOME (EXPENSE), NET

Other income (expense) for fiscal 2006 decreased by $0.3 million compared to fiscal 2005. The changes in other income (expense) were primarily due to realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan (see Note Q to the consolidated financial statements).

INCOME TAX (BENEFIT) PROVISION

We recorded an income tax benefit for income taxes of $0.9 million in fiscal 2006 reflecting a 5.5% effective tax benefit rate, as compared to a 30% effective tax provision rate for fiscal 2005. Our effective tax rate for fiscal 2006 was lower than the U.S. statutory tax rate of 35% primarily due to the operating losses incurred in fiscal 2006 offset by a valuation allowance recorded in fiscal 2006 on the net amount of the TGS Group deferred tax assets and the deferred tax assets related to the operating losses associated with SoHard and utilization of certain state research and development credit carryforwards. The fiscal 2005 tax rate is less than the U.S. statutory rate primarily due to an additional benefit attributable to research and development tax credits, tax-exempt interest and the extraterritorial income (ETI) benefit.

SEGMENT OPERATING RESULTS

Results from operations of the Defense segment decreased $42.1 million to a loss of $5.4 million for fiscal 2006 as compared to income from operations of $36.7 million for fiscal 2005. The decrease in operating results of the Defense segment was primarily related to a) a shift in product mix to lower-margin products, b) increased incremental operating expenses associated with the acquisition of Echotek, c) a significant third quarter 2006 inventory write-off and d) increased operating expenses, primarily associated with additional research and development, $4.6 million of additional amortization associated with the intangibles acquired as a result of the Echotek acquisition and a charge of $0.1 million related to in-process research and development.

Results from operations of the CIV segment decreased $6.8 million to a loss of $2.4 million for fiscal 2006 as compared to income from operations of $4.4 million for fiscal 2005. The decrease operating results of the CIV segment for was primarily related to operating losses incurred by our SoHard subsidiary. These increased operating expenses for fiscal 2006 included a $1.7 million of additional amortization associated with the intangibles acquired as a result of the SoHard acquisition and a non-recurring charge of $0.5 million related to in-process research and development and increased organic operating expenses, primarily associated with research and development related to the product family based on the Cell BE processor.

Income from operations of the Advanced Solutions segment decreased $3.4 million to $0.2 million for fiscal 2006 from $3.6 million for fiscal 2005. The decrease in income from operations of the Advanced Solutions segment was primarily a result of the decrease in revenues of $6.7 million primarily related to semiconductor market applications and the impact of a significant discrete warranty obligation.

Losses from operations of the MPS segment were $1.8 million for fiscal 2006. MPS was formed as a result of the MCI acquisition on December 7, 2004; thus there were only 7 months of operating results included in our consolidated financial statements during the comparable periods in fiscal 2005. On an annualized basis MPS has seen a decrease in operating losses due to a growing demand for its new high performance custom and off-the-shelf products.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business, certain guarantees made related to the acquisition of a development-stage biotech company during the first quarter of fiscal 2007 (see Note M to the Consolidated Financial Statements) and certain indemnification provisions (see Note J to the Consolidated Financial Statements), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the fiscal year ended	June 30, 2007	June 30, 2006	June 30, 2005
Net cash (used in) provided by operating activities	$(10,313)	$22,053	$37,986
Net cash provided by (used in) investing activities	50,652	(35,390)	7,101
Net cash used in financing activities	(12,136)	(6,652)	(20,268)
Net increase (decrease) in cash and cash equivalents	28,310	(20,160)	24,448
Cash and cash equivalents at end of year	51,293	22,983	43,143

Cash and Cash Equivalents

Our cash and cash equivalents increased by $28.3 million during fiscal 2007 as compared to fiscal 2006, primarily as the result of the sale of our corporate headquarters in Chelmsford, Massachusetts.

During fiscal year 2007, we used $10.3 million in cash from operations compared to $22.1 million generated from operations during the same period in fiscal 2006. The $32.4 million decrease in the amount of cash generated from operations was largely driven by higher comparative net losses, a $1.4 million increase in trade accounts receivable and a $5.4 million increase in prepaid expenses and other current assets. The net loss was offset by several non-cash expenses, including $10.6 million of stock-based compensation expense, $18.0 million in depreciation and amortization expense and a $3.1 million in-process research and development expense due to the Biotech acquisition. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During fiscal 2006, we generated $22.1 million in cash from operations compared to $38.0 million generated during fiscal 2005. The $15.9 million decrease in the amount of cash generated from operations was largely driven by lower comparative net income, a $7.0 million decrease in deferred income taxes and a $5.9 million decrease in accounts receivable due largely to the downturn in revenues. The net loss was offset by several non-cash expenses, including $10.1 million of stock-based compensation expense and a $7.8 million increase in depreciation and amortization expense due largely to the amortization of intangible assets acquired in the SoHard and Echotek acquisitions.

During fiscal 2007, we generated $50.7 million of cash from investing activities compared with $35.4 million used in investing activities during fiscal 2006. The increase in cash generated from investing activities was primarily driven by two items 1) the sale and leaseback of our corporate headquarters in Chelmsford, Massachusetts which provided $26.4 million in cash and 2) lower cash outlays for acquisitions in fiscal 2007. While we decreased the amount of cash used for acquisitions in fiscal 2007, future acquisitions may require the use of cash in subsequent years to address our growth and profitability strategies.

During fiscal 2006, we used $35.4 million of cash for investing activities compared with $7.1 million generated from investing activities in fiscal 2005. During fiscal 2006, our net sales of marketable securities were $45.5 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $67.5 million and $11.4 million, respectively. Also impacting fiscal 2006 investing cash flows was the purchase of certain licensed technologies for $2.0 million. During fiscal 2005, our net sales of marketable securities were $34.7 million, which were partially offset by the acquisition of businesses and purchases of property and equipment of $16.2 million and $11.4 million, respectively.

During fiscal 2007, our financing activities used cash of $12.1 million which primarily consisted of $9.7 million used to prepay in full our two mortgage notes payable and $0.6 million related to the repayment of foreign debt, offset by $1.8 million in proceeds from employee stock plans. During the same period in fiscal 2006, financing activities used cash of $6.7 million, which primarily consisted of $12.3 million used for purchases of our common stock, offset by $5.9 million in proceeds from employee stock plans.

During fiscal 2007, our prime source of liquidity came from existing cash and marketable securities and the proceeds from the sale of our corporate headquarters. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, an alliance purchase agreement, a supply agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures. If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2007:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,223	$140	$125,080	$3	$—
Interest due on notes payable	5,013	2,926	2,086	1	—
Inventory purchase obligations	15,667	15,667	—	—	—
Supply agreement	2,237	—	—	—	2,237
Alliance agreement	200	200	—	—	—
Operating leases	26,206	4,002	6,024	4,765	11,415
IP Agreement	1,000	—	1,000	—	—
Other long-term liabilities	101	—	101	—	—

	$175,647	$22,935	$134,291	$4,769	$13,652

Notes payable, capital lease obligations and interest due on notes payable consists of various domestic and foreign debt agreements and the interest due on such agreements. (See Note N to the consolidated financial statements for further financial information regarding these agreements). Our pension obligation and deferred compensation plan liabilities which are not included in the table above, are included in accrued expenses in our consolidated balance sheets. The put option for $2.3 million related to the acquisition of the development-stage biotech company, which is not included in the above table, is included in accrued expenses in our consolidated balance sheet. (See Note M to the consolidated financial statements for further information regarding this put option).

Inventory purchase obligations represent open non-cancelable purchase commitments for certain inventory components used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $15.7 million at June 30, 2007.

In June 2005, the Company entered into an alliance agreement with a third party to design, develop and purchase certain computer equipment. In September 2005, we entered into an additional agreement to license certain technologies from this third party for $2.0 million. In June 2007, the parties restructured their respective obligations under the alliance agreement. This restructuring, among other things, amended the statements of work for certain continuing projects to be performed by the third party, cancelled the statement of work for a particular project to be performed by the third party, and eliminated our volume commitments, royalty requirements and early termination penalties. As a result of the project cancellations, we are entitled to a refund of $1.9 million of the payments previously paid under this agreement. Further, we are only obligated to pay a minimum of $0.2 million going forward related to design and development services which was included in accrued expenses in the consolidated balance sheet as of June 30, 2007.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.5 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance. As of June 30, 2007, the remaining minimum commitment related to this agreement is the 35% “penalty” on the remaining inventory balances which was $2.2 million.

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

Our standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, holds harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with certain intellectual property infringement claims by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited.

RELATED PARTY TRANSACTIONS

In July 2004, we entered into a consulting contract with David Bertelli, the brother of our Chief Executive Officer and a former Vice President, for human resources consulting services. We paid David Bertelli $0, $0 and $30,000 for consulting services for fiscal 2007, 2006 and 2005, respectively and owed no amounts under this agreement as of June 30, 2007 and 2006. Additionally, we paid approximately $0, $2,000 and $25,000 of life insurance premiums during fiscal 2007, 2006 and 2005, respectively for the benefit of David Bertelli.

We have an at-will agreement with Wellness Edge, a private company owned, in part, by the daughter of our Chief Executive Officer, to manage the employee fitness center. We paid Wellness Edge, $9,000, $10,000 and $17,000 in relation to this agreement during fiscal 2007, 2006 and 2005 and owed no amounts under this agreement as of June 30, 2007 and 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this SFAS No 159; however, the adoption is not expected to have a material effect on our financial condition or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We adopted SAB 108 in the fourth quarter of fiscal year 2007. The adoption did not have a material impact on our financial condition or results of operations.

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

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Since the convertible debt was “out-of-the-money” at the end of fiscal 2007, it was treated as a fixed-rate debt security and the analysis assumes that the entire principal amount is repaid in full at maturity and the exercise of the embedded equity option is ignored. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On these bases, the potential change in fair value from a 10% fluctuation in interest rates is $0.7 million and $0.6 million as of June 30, 2007 and 2006, respectively.

FOREIGN CURRENCY RISK

We operate primarily in the United States, however, an increasing portion of our business is conducted outside the United States through our foreign subsidiaries in the United Kingdom, Germany, Japan, and France, where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of these currencies. Local currencies are used as the functional currency for our subsidiaries in the United Kingdom, France, Germany, and Japan. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.

We have not entered into any financial derivatives instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the two-year period ended June 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2007 expressed an adverse opinion on the effectiveness of Mercury Computer Systems, Inc.’s internal control over financial reporting.

/s/    KPMG LLP

Boston, Massachusetts

September 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Computer Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Mercury Computer Systems, Inc’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to accounting for income taxes has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets as of June 30, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the two-year period ended June 30, 2007 of Mercury Computer Systems, Inc. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2007 consolidated financial statements, and this report does not affect our report dated September 7, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Mercury Computer Systems, Inc. has not maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Boston, Massachusetts

September 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Mercury Computer Systems, Inc.:

In our opinion, the consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 2005 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Mercury Computer Systems, Inc. and its subsidiaries for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended June 30, 2005 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
September 13, 2005

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$51,293	$22,983
Marketable securities	72,482	113,057
Accounts receivable, net of allowance of $769 and $584 at June 30, 2007 and 2006, respectively	36,203	34,518
Inventory	22,410	19,870
Deferred tax assets, net	1,637	6,495
Prepaid expenses and other current assets	9,726	4,226

Total current assets	193,751	201,149
Marketable securities	33,350	26,162
Property and equipment, net	14,764	32,091
Goodwill	94,622	91,850
Acquired intangible assets, net	14,526	22,876
Deferred tax assets, net	2,085	7,535
Other non-current assets	7,167	4,783

Total assets	$360,265	$386,446

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,659	$14,196
Accrued expenses	11,713	5,635
Accrued compensation	9,403	9,146
Accrued warranty expenses	2,508	2,601
Notes payable and current portion of capital lease obligations	140	10,067
Income taxes payable	1,273	3,247
Deferred revenues and customer advances	13,375	12,844

Total current liabilities	53,071	57,736
Notes payable and non-current portion of capital lease obligation	125,083	125,627
Accrued compensation	1,918	1,564
Deferred tax liabilities, net	392	8,732
Deferred gain on sale-leaseback	10,184	—
Other long-term liabilities	960	798

Total liabilities	191,608	194,457
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 21,415,482 and 21,053,279 shares issued and outstanding at June 30, 2007 and 2006 respectively	214	210
Additional paid-in capital	89,332	77,999
Retained earnings	75,988	113,808
Accumulated other comprehensive income (loss)	3,123	(28)

Total shareholders’ equity	168,657	191,989

Total liabilities and shareholders’ equity	$360,265	$386,446

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended June 30,
	2007	2006	2005
Net revenues	$223,705	$236,117	$250,172
Cost of revenues	99,290	96,918	84,466

Gross profit	124,415	139,199	165,706
Operating expenses:
Selling, general and administrative	88,708	87,010	70,742
Research and development	58,489	61,154	50,072
Amortization of acquired intangible assets	7,223	7,976	2,353
In-process research and development	3,060	548	—
Impairment of long-lived assets .	1,974	—	—
Restructuring .	5,482	1,952	—

Total operating expenses	164,936	158,640	123,167

(Loss) income from operations	(40,521)	(19,441)	42,539
Interest income	6,804	6,438	5,093
Interest expense	(4,241)	(4,102)	(4,166)
Other income (expense), net	2,699	(5)	(343)

(Loss) income before income taxes	(35,259)	(17,110)	43,123
Income tax provision (benefit)	2,561	(942)	12,937

Net (loss) income	$(37,820)	$(16,168)	$30,186

Net (loss) earnings per share:
Basic	$(1.78)	$(0.77)	$1.44

Diluted	$(1.78)	$(0.77)	$1.25

Weighted-average shares outstanding:
Basic	21,221	20,977	21,028

Diluted	21,221	20,977	25,970

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumu- lated Other Compre- hensive Income (loss)	Total Shareholders’ Equity	Compre- hensive (Loss) Income
	Shares	Amount
Balance June 30, 2004	22,356	$223	$53,882	$(31,336)	$157,908	$180	$180,857
Exercise of common stock options	320	3	4,737				4,740
Issuance of common stock under employee stock purchase plan	64	1	1,404				1,405
Tax benefit from stock options			1,814				1,814
Retirement of common stock	(1,067)	(10)	(4,384)	31,336	(26,942)
Repurchase of common stock	(874)	(9)	(3,590)		(21,367)		(24,966)
Common stock issued for acquisitions	207	2	4,811				4,813
Comprehensive income:
Net income					30,186		30,186	$30,186
Net unrealized loss on securities						(189)	(189)	(189)
Foreign currency translation adjustments						(834)	(834)	(834)

								$29,163

Balance June 30, 2005	21,006	$210	$58,674	—	$139,785	$(843)	$197,826
Exercise of common stock options	311	3	4,559				4,562
Issuance of common stock under employee stock purchase plan	91	1	1,355				1,356
Tax benefit from stock options			566				566
Repurchase of common stock	(532)	(5)	(2,470)		(9,809)		(12,284)
Common stock issued for acquisitions	177	1	5,171				5,172
Stock-based compensation			10,144				10,144
Comprehensive (loss) income:
Net loss					(16,168)		(16,168)	$(16,168)
Net unrealized loss on securities						(345)	(345)	(345)
Foreign currency translation adjustments						1,160	1,160	1,160

								$(15,353)

Balance June 30, 2006	21,053	$210	$77,999	—	$113,808	$(28)	$191,989
Issuance of common stock under employee stock incentive plans	308	3	819				822
Issuance of common stock under employee stock purchase plan	92	1	1,001				1,002
Tax expense from stock options			(566)				(566)
Repurchase of common stock	(38)		(507)				(507)
Stock-based compensation			10,586				10,586
Comprehensive (loss) income:
Net loss					(37,820)		(37,820)	$(37,820)
Net unrealized gain on securities						627	627	627
Foreign currency translation adjustments						2,524	2,524	2,524

								$(34,669)

Balance June 30, 2007	21,415	$214	$89,332	—	$75,988	$3,123	$168,657

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For The Years Ended June 30
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(37,820)	$(16,168)	$30,186
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,963	17,560	9,718
Stock-based compensation	10,586	10,144	—
Tax (expense) benefit from stock options	(566)	566	1,814
Changes in deferred income taxes	1,818	(5,971)	1,036
Non-cash interest	846	840	855
Impairment of long-lived assets	1,974	—	801
In-process research and development	3,060	550	—
Gross tax windfall from stock-based compensation	(64)	(581)	—
Other non-cash expenses	(222)	—	127
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(1,400)	10,404	4,517
Inventory	(2,436)	(1,636)	(3,969)
Prepaid expenses and other current assets	(5,435)	4,412	(2,260)
Other assets	(219)	(301)	44
Accounts payable and accrued expenses	2,787	(2,138)	(554)
Deferred revenues and customer advances	318	3,331	226
Income taxes payable	(2,011)	119	(3,818)
Other long term liabilities	508	922	(737)

Net cash (used in) provided by operating activities	(10,313)	22,053	37,986

Cash flows from investing activities:
Purchases of marketable securities	(125,172)	(139,928)	(237,604)
Sales and maturities of marketable securities	159,186	185,448	272,298
Acquisition of businesses, net of cash acquired	(1,513)	(67,508)	(16,184)
Purchases of property and equipment	(8,109)	(11,402)	(11,409)
Acquired intangible assets	(105)	(2,000)	—
Proceeds from sale of building, net	26,365	—	—

Net cash provided by (used in) investing activities	50,652	(35,390)	7,101

Cash flows from financing activities:
Proceeds from employee stock plans	1,824	5,918	6,145
Gross tax windfall from stock-based compensation	64	581	—
Repurchases of common stock	(507)	(12,284)	(24,966)
Increase in restricted cash	(3,000)	—	—
Payments of principal under notes payable and of capital lease obligations	(10,517)	(867)	(1,447)

Net cash used in financing activities	(12,136)	(6,652)	(20,268)

Effect of exchange rate changes on cash and cash equivalents	107	(171)	(371)

Net increase (decrease) in cash and cash equivalents	28,310	(20,160)	24,448
Cash and cash equivalents at beginning of year	22,983	43,143	18,695

Cash and cash equivalents at end of year	$51,293	$22,983	$43,143

Cash paid during the year for:
Interest	$4,180	$4,148	$4,207
Income taxes, net	5,753	4,343	13,799
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$11,388	$11,071	—
Issuance of common stock related to acquisitions	—	5,172	4,813

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

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts in the consolidated financial statements for fiscal 2005, including amounts for treasury stock, deferred revenue, accounts receivable and notes payable have been reclassified to conform to the fiscal 2007 and 2006 presentation. These reclassifications had no effect on the previously reported net income or shareholders’ equity.

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

The Company also engages in long-term contracts for development, production and services activities which it accounts for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

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

With very limited exceptions, the Company does not provide its customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated warranty costs upon product shipment. For the few commercial products that have a right of return, the Company defers revenue until the return period ends unless there is sufficient history to establish a reasonable returns reserve.

Revenue from product royalties are recognized upon receipt of payment by the Company unless another reasonable and reliable method of recognition is more appropriate. Additionally, all revenues are reported net of government assessed taxes (e.g. sales taxes or value-added taxes).

DEFERRED REVENUES AND CUSTOMER ADVANCES

Deferred revenues consist of deferred product revenue and, to a lesser extent, deferred service revenue. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because one or more of the conditions for revenue recognition have not been met. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts or extended warranty concessions, which are recognized ratably over the term of the arrangements. Customer advances represent deposits received from customers on an order.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with remaining maturities of 90 days or less at the date of purchase, are carried at fair market value. The Company also has restricted cash which is classified as an other non-current asset due to the length of the restriction.

MARKETABLE SECURITIES

The Company classifies investments in marketable securities as available-for-sale at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2007 and 2006. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income or expense. For determinations of gain or loss, the cost of securities sold is based on the specific identification method.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2007 and 2006, the Company had approximately $47,829 and $8,841, respectively, of cash on deposit or invested with its primary financial and lending institution. There are no significant concentrations of investments in corporate debt securities with any single issuer of debt securities.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2007, seven customers accounted for 68% of the Company’s receivables. At June 30, 2006, six customers accounted for 50% of the Company’s receivables.

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets result from the Company’s various business acquisitions (see Note M to the consolidated financial statements) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer backlog and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed or otherwise used up.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. Based on the annual fiscal 2007 impairment test, no impairment of goodwill was identified.

Prior to fiscal 2006, the Company completed its annual goodwill impairment test in the third fiscal quarter. In fiscal 2006, after the Company’s goodwill impairment test was completed in the third fiscal quarter, the Company changed the annual goodwill impairment test date to the fourth fiscal quarter to align with the Company’s normal business process for updating the Company’s strategic plan and forecasts, which is finalized each year in the fourth fiscal quarter. As a result of this change in the method of applying an accounting principle, which the Company believes was preferable, the Company performed an additional goodwill impairment test in the fourth fiscal quarter of 2006. The Company noted that neither the third nor fourth quarter tests resulted in the identification of any impairment. Further, the Company noted that this accounting change had no effect on the results of fiscal 2006 or other prior periods.

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

Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Computer software and equipment	2 to 5 years
Machinery and equipment	4 to 5 years
Furniture and fixtures	5 years
Buildings	15 and 30 years
Building improvements	10 years

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of (a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for any of the years ended June 30, 2007, 2006 and 2005.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During fiscal 2007, 2006 and 2005, advertising expenses totaled $492, $500 and $50, respectively, and were included in selling, general and administrative expense in the consolidated statements of operations.

PRODUCT WARRANTY ACCRUAL

The Company’s product sales generally include a 12 or 18 -month standard hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year standard hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

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

The components of accumulated other comprehensive income (loss) were as follows:

	June 30,
	2007	2006
Accumulated foreign currency translation adjustments	$3,228	$704
Accumulated net unrealized losses on securities	(105)	(732)

Total accumulated other comprehensive income (loss)	$3,123	$(28)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this SFAS No 159; however, the adoption is not expected to have a material effect on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of fiscal year 2007. The adoption did not have a material impact on the Company’s financial condition or results of operations.

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

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 1,120,456 shares available for future grant under the 2005 Plan at June 30, 2007.

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

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the 1997 Employee Stock Purchase Plan to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. The number of shares issued under the ESPP during fiscal years 2007, 2006 and 2005 was 92,142, 90,807 and 63,717, respectively. Shares available for future purchase under the ESPP totaled 243,439 at June 30, 2007.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2005:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2005	5,084,528	25.16	6.83
Grants	654,300	19.32
Exercises	(311,186)	14.66
Cancellations	(591,047)	27.96

Outstanding at June 30, 2006	4,836,595	$24.70	6.38
Grants	521,500	12.90
Exercises	(156,755)	5.25
Cancellations(1)	(2,217,129)	30.45

Outstanding at June 30, 2007	2,984,211	$19.39	6.26

(1)	Options modified as part of the Company’s shareholder-approved option exchange program, totaling 1,889,886 options, are included in the cancellations figure.

Information related to the stock options outstanding as of June 30, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price	Exercisable Weighted Average Remaining Contractual Term (years)
$ 4.00 – $11.69	215,818	1.21	$9.12	215,818	$9.12
$11.70 – $16.45	997,047	8.73	$14.41	146,547	$14.06
$16.46 – $22.10	824,917	5.56	$18.91	739,667	$18.86
$22.11 – $29.80	759,377	5.73	$24.92	597,067	$25.12
$29.81 – $48.00	187,052	4.17	$37.42	187,052	$37.42

$ 4.00 – $48.00	2,984,211	6.26	$19.39	1,886,151	$21.19	4.81

Options for the purchase of 3,336,670 and 3,405,084 shares were exercisable at June 30, 2006 and 2005, respectively, with a weighted-average exercise price of $26.18 and $26.48.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2007 and 2006 was $669 and $3,047, respectively. The intrinsic value of the options exercised during fiscal year 2007 and 2006 was $298 and $1,923, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2007, there was $8,139 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.2 years from June 30, 2007. As of June 30, 2006, there was $16,623 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.5 years from June 30, 2006.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2005:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2005	—	$—
Granted	610,516	18.13
Vested	—	—
Forfeited	(17,920)	17.27

Outstanding at June 30, 2006	592,596	$18.16
Granted(1)	1,002,642	11.36
Vested	(151,545)	17.61
Forfeited	(152,481)	13.21

Outstanding at June 30, 2007	1,291,212	$13.53

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 472,485 awards, at a weighted-average fair value of $9.48, are included in the granted figure.

Nonvested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2007 there was $15,798 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.0 years from June 30, 2007. As of June 30, 2006, there was $9,931 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.9 years from June 30, 2006.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

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

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the fiscal years 2007 and 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2007	2006
Cost of revenues	$383	$648
Selling, general and administrative	7,957	7,113
Research and development	2,246	2,383

Share-based compensation expense before tax	10,586	10,144
Income tax benefit	(2,947)	(2,529)

Net compensation expense	$7,639	$7,615

The Company had previously applied the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, through disclosure only. The following table illustrates the effect on net income and earnings per share for fiscal 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

Year Ended June 30, 2005
Net income as reported	$30,186
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(18,644)

Pro forma net income—Basic	$11,542

Add: Interest and amortization of deferred financing costs, net of tax, related to convertible notes	2,354

Pro forma net income—Diluted	$13,896

Net income per share:
Basic—as reported	$1.44
Basic—pro forma	$0.55
Diluted—as reported	$1.25
Diluted—pro forma	$0.54

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

The weighted-average grant-date fair values of options granted during fiscal years 2007, 2006 and 2005 were $6.79, $10.62 and $17.79, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended June 30,
	2007		2006		2005
Option life	6 years	(1)	6 years	(1)	6 years
Risk-free interest rate	4.80%	(2)	4.72%	(2)	3.94%
Stock volatility	50%	(3)	53%	(3)	73%
Dividend rate	0%		0%		0%

(1)	Prior to January 1, 2007 the option life was determined using the simplified method for estimating expected option life, as all options qualify as “plain-vanilla” options. After January 1, 2007 the option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The fiscal 2007 and 2006 stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during fiscal years 2007, 2006 and 2005 were $3.28, $6.56 and $7.29, respectively per right. The fair value of the employees’ stock purchase rights were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended June 30,
	2007	2006	2005
Option life	6 months	6 months	6 months
Risk-free interest rate	5.06%	4.87%	3.00%
Stock volatility	31%	42%	34%
Dividend rate	0%	0%	0%

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

LONG-TERM INCENTIVE PLAN

Certain of the Corporation’s executive officers are eligible to receive awards under the Corporation’s Long-Term Incentive Plan (“LTIP”) if the Corporation’s operating income as a percentage of sales revenues and revenue growth year-over-year meet or exceed threshold targets established by the Compensation Committee at the beginning of a fiscal year. Target awards are calculated as a percentage of the participant’s base salary, which percentage is identical to the participant’s target bonus under the annual bonus program. Once performance targets are achieved the bonus in paid out after fiscal year end in a combination of both cash and shares of nonvested restricted common stock. The value of the shares is established by the market price on the date of issuance. No shares were issued under the LTIP during fiscal 2007 and 2005 while 21,976 shares with a price of $26.75 were issued during fiscal 2006. As of June 30, 2007 and 2006, there were no amounts accrued for the LTIP.

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except share and per share data):

	Years Ended June 30,
	2007	2006	2005
Net (loss) income—basic	$(37,820)	$(16,168)	$30,186
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—	2,354

Adjusted net (loss) income—for calculation of diluted (loss) earnings per share	$(37,820)	$(16,168)	$32,540

Shares used in computation of net (loss) earnings per share—basic	21,221	20,977	21,028
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—	4,135
Stock options	—	—	807

Shares used in computation of net (loss) earnings per share—diluted	21,221	20,977	25,970

Net (loss) earnings per share—basic	$(1.78)	$(0.77)	$1.44

Net (loss) earnings per share—diluted	$(1.78)	$(0.77)	$1.25

Equity instruments to purchase 4,275,423, 5,429,191 and 1,910,246 shares of common stock, were not included in the calculation of diluted net (loss) earnings per share for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, because the equity instruments were antidilutive.

During the year ended June 30, 2005, the Company adopted the guidance of Emerging Issue Task Force Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The guidance requires the inclusion in diluted earnings per share calculations of the effect of notes that are contingently convertible into shares of common stock, with restatement of reported amounts for periods prior to adoption. As a result of adoption, the calculations of diluted net income per share for the year ended June 30, 2005 (i) included 4,135,000 shares which represent the securities issuable under the Company’s outstanding Convertible Senior Notes issued in fiscal 2004 and (ii) reflect an increase to reported net income of $2,354 representing the interest expense (including amortization of deferred financing costs) incurred, net of tax, related to the Convertible Senior Notes that would not have been incurred had the notes been converted into common stock, as assumed per the calculation. Further, for the fiscal years ended June 30, 2007 and 2006, the effect of the convertible debt would be antidilutive, thus the convertible debt had no impact on the dilutive net loss per share calculations.

E. Marketable Securities

Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
JUNE 30, 2007
Short-term marketable securities:
Taxable notes and bonds and money market instruments	$72,511	$—	$(29)	$72,482

Long-term marketable securities:
Taxable notes and bonds and money market instruments	$33,426	$—	$(76)	$33,350

JUNE 30, 2006
Short-term marketable securities:
Taxable notes and bonds and money market instruments	$113,587	$—	$(530)	$113,057

Long-term marketable securities:
Taxable notes and bonds and money market instruments	$26,364	$—	$(202)	$26,162

The Company’s investments in long-term marketable securities had remaining maturities ranging from one to two years at June 30, 2007 and 2006, respectively. For the years ended June 30, 2007, 2006 and 2005, realized gains and losses from the sale of marketable securities were immaterial.

F. Inventory

Inventory was comprised of the following:

	June 30,
	2007	2006
Raw materials	$9,806	$6,032
Work in process	9,109	9,666
Finished goods	3,495	4,172

Total	$22,410	$19,870

There are no amounts in inventory relating to contracts having production cycles longer than one year. In fiscal 2006, the Company recorded a significant inventory write-off of approximately $5,000 which was the result of several factors including a decline in revenues of the Defense business and shifts in technology that resulted in inventory becoming obsolete.

G. Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2007	2006
Computer equipment and software	$61,725	$55,026
Buildings	—	15,823
Furniture and fixtures	7,099	6,932
Land	—	3,350
Building and leasehold improvements	376	3,357
Machinery and equipment	1,853	1,224

	71,053	85,712
Less: accumulated depreciation and amortization	(56,289)	(53,621)

	$14,764	$32,091

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2007, 2006 and 2005 was $10,740, $9,584 and $7,364, respectively.

On April 20, 2007, the Company entered into a sales agreement and a lease agreement in connection with a sale-leaseback of the Company’s headquarters in Chelmsford, Massachusetts. Pursuant to the agreements, the Company sold all land, land improvements, buildings and building improvements related to the facilities and leased back those assets, with the exception of the vacant parcel of land adjacent to the headquarters. The term of the lease is ten years and includes two five year options to renew. The Company’s net proceeds from the sale, after transaction and other related costs, were $26,365 resulting in a gain of $11,569. Under the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback; thus the realized gain was deferred and will be amortized to other income on a straight-line basis over the initial lease term. The Company recorded the current portion of the deferred gain in accrued expenses and the non-current portion in long-term deferred gain in the accompanying consolidated balance sheet.

At June 30, 2007 and 2006 the Company had $384 and $5, respectively, in construction in process (CIP) related to the Company’s implementation of Oracle’s enterprise resource procurement (ERP) system, which is classified as computer software. The Company capitalized $1,821 and $1,739 related to the ERP system in fiscal 2007 and 2006, respectively. The Company does not depreciate CIP until it is placed into service.

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

	Defense	Commercial Imaging and Visualization	Advanced Solutions	Modular Products and Services	Other	Stock Compensation Expense	Eliminations	Total
YEAR ENDED JUNE 30, 2007
Net revenues to unaffiliated customers	$111,324	$42,114	$51,732	$18,535	$—	$—	$—	$223,705
Intersegment revenues	—	—	—	1,958	—	—	(1,958)	—

Net revenues	111,324	42,114	51,732	20,493	—	—	(1,958)	223,705
Loss from operations	(9,630)	(7,901)	(7,109)	424	(4,560)	(10,586)	(1,159)	(40,521)
Depreciation and amortization expense	11,506	3,781	1,964	678	34	—	—	17,963
YEAR ENDED JUNE 30, 2006
Net revenues to unaffiliated customers	$131,549	$51,583	$41,706	$11,279	$—	$—	$—	$236,117
Intersegment revenues	—	—	—	1,372	—	—	(1,372)	—

Net revenues	131,549	51,583	41,706	12,651	—	—	(1,372)	236,117
(Loss) income from operations	(5,380)	(2,355)	227	(1,626)	—	(10,144)	(163)	(19,441)
Depreciation and amortization expense	11,675	3,605	1,725	555	—	—	—	17,560
YEAR ENDED JUNE 30, 2005
Net revenues to unaffiliated customers	$148,180	$49,195	$48,408	$4,389	$—	$—	$—	$250,172
Intersegment revenues	—	—	—	451	—	—	(451)	—

Net revenues	148,180	49,195	48,408	4,840	—	—	(451)	250,172
(Loss) income from operations	36,688	4,423	3,610	(1,963)	—	—	(219)	42,539
Depreciation and amortization expense	5,485	1,973	1,408	852	—	—	—	9,718

The geographic distribution of the Company’s revenues and long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2007
Net revenues to unaffiliated customers	$191,623	$24,264	$7,818	$—	$223,705
Inter-geographic revenues	11,513	701	53	(12,267)	—

Net revenues	203,136	24,965	7,871	(12,267)	223,705
Identifiable long-lived assets	93,187	37,507	385	—	131,079
YEAR ENDED JUNE 30, 2006
Net revenues to unaffiliated customers	$203,888	$24,469	$7,760	$—	$236,117
Inter-geographic revenues	14,854	285	5	(15,144)	—

Net revenues	218,742	24,754	7,765	(15,144)	236,117
Identifiable long-lived assets	114,458	36,793	349	—	151,600
YEAR ENDED JUNE 30, 2005
Net revenues to unaffiliated customers	$228,973	$13,084	$8,115	$—	$250,172
Inter-geographic revenues	12,588	4,449	105	(17,142)	—

Net revenues	241,561	17,533	8,220	(17,142)	250,172
Identifiable long-lived assets	62,804	14,205	284	—	77,293

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the years shown below are as follows:

	Years Ended June 30,
	2007	2006	2005
Customer A (Advanced Solutions)	11%	11%	14%
Customer B (Defense)	10%	15%	14%
Customer C (Defense)	* %	12%	11%
Customer D (Commercial Imaging and Visualization)	* %	10%	11%

	21%	48%	50%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective year.

I. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2007, 2006 and 2005 were as follows:

	Defense	Commercial Imaging and Visualization	Modular Products and Services	Total
JUNE 30, 2005 balance	$9,848	$18,180	$9,052	$37,080
Goodwill recorded	36,451	17,157	—	53,608
Foreign currency translation	—	1,162	—	1,162

JUNE 30, 2006 balance	$46,299	$36,499	$9,052	$91,850
Goodwill recorded	561	—	—	561
Foreign currency translation	—	2,211	—	2,211

JUNE 30, 2007 balance	$46,860	$38,710	$9,052	$94,622

The increase in goodwill during fiscal year 2007 consisted of an increase of $561 related to the acquisition by the Company of Nav3D Corporation (see Note M to the consolidated financial statements) and an increase of $2,211 related to foreign currency translation adjustments.

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

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
JUNE 30, 2007
Completed technology	$17,628	$(12,103)	$5,525	3.3 years
Customer relationships	12,824	(5,092)	7,732	5.4 years
Licensing agreements, trademarks and patents	3,813	(2,557)	1,256	5.0 years
Assembled workforce	20	(7)	13	3.0 years
Backlog	1,779	(1,779)	—	0.4 years
Non-compete agreements	145	(145)	—	3.0 years

	$36,209	$(21,683)	$14,526

JUNE 30, 2006
Completed technology	$17,330	$(7,483)	$9,847	3.3 years
Customer relationships	12,206	(2,646)	9,560	5.4 years
Licensing agreements, trademarks and patents	3,689	(309)	3,380	5.0 years
Backlog	1,746	(1,746)	—	0.4 years
Non-compete agreements	135	(46)	89	3.0 years

	$35,106	$(12,230)	$22,876

In June 2005, the Company entered into an alliance agreement with a third party to design, develop and purchase certain computer equipment. In September 2005, the Company entered into an additional agreement to license certain technologies from this third party for $2,000. The costs associated with the license agreement were capitalized as an intangible asset in accordance with FAS 142, Goodwill and Other Intangible Assets and was being amortized over the estimated period that the Company expected to receive an economic benefit from the intangible asset. In June 2007, the parties restructured their respective obligations under the alliance agreement. This restructuring, among other things, amended the statements of work for certain continuing projects being performed by the third party, cancelled the statement of work for a particular project being performed by the third party, and eliminated the Company’s volume commitments, royalty requirements and early termination penalties. The restructuring of the parties’ obligations resulted in the Company recording an impairment charge of approximately $1,895 to write off the intangible asset in June 2007 due to the expected decrease in sales of licensed products caused by the cancellation of the above-referenced projects.

The Company recorded an additional impairment charge of $79 in fiscal 2007 related to the non-compete agreement with a former SoHard AG employee (see Note J to the consolidated financial statements).

Estimated future amortization expense for acquired intangible assets remaining at June 30, 2007 is $7,157 for fiscal 2008, $3,517 for fiscal 2009, $2,232 for fiscal 2010, $1,164 for fiscal 2011, and $455 for fiscal 2012.

J. Commitments and Contingencies

LEGAL CLAIMS

On December 20, 2006, the Internal Revenue Service (“IRS”) concluded its audit of the Company’s tax years ended June 30, 2005, 2004 and 2003. The contested issue addressed in the IRS audit report concerned the Company’s tax position on what constitutes qualifying research and development costs for purposes of the research and development tax credit. The Company reached a settlement with the IRS in the amount of $1,574, including interest, which the Company paid in fiscal 2007.

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

On January 31, 2006, the Company received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al., filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with the Company and certain of its subsidiaries. The complaint alleges infringement by SMT of U.S. patent number 6,765,570, and seeks injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006 the Company notified SMT that it would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including the Company’s right to control and direct the defense of the action on behalf of SMT. In July 2007, an agreement in principle was reached to settle this litigation on terms which the Company believes will not be material to its financial condition and results of operations. The parties are currently negotiating the terms of a definitive settlement agreement embodying the terms of the agreement in principle. If the parties cannot reach a definitive settlement agreement, the Company believes there are meritorious defenses to the complaint and will continue to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company’s consolidated financial position, results of operations or cash flows in the period in which the litigation is resolved. No amounts have been accrued for this loss contingency.

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

PURCHASE COMMITMENTS

In June, 2005, the Company entered into an alliance agreement with a third party to design, develop and purchase certain computer equipment. In June 2007, the parties restructured their respective obligations under the alliance agreement. This restructuring, among other things, amended the statements of work for certain continuing projects, cancelled the statement of work for a particular project, and eliminated the Company’s volume commitments, royalty requirements and early termination penalties. As such, as of June 30, 2007, the Company had no outstanding commitments under this agreement beyond the remaining $200 payment related to the continuing development of certain technologies which was accrued for as of June 30, 2007. Further as a result of these amendments, the Company will be refunded $1,900 of payments previously made related to development projects that were terminated by the third party. This refund was reflected as an offset to research and development expense in the accompanying consolidated statements of operations, as the original payment of such amounts had been recorded as research and development expense.

In July 2005, the Company began an ERP system upgrade to improve its ERP system capabilities and processes. In connection with the implementation of the ERP system upgrade, the Company entered into several agreements with a third-party relating to the initial phases of the implementation. As of June 30, 2007, there were no remaining funds authorized that have not been expended related to the ERP effort as the Company plans to complete the final phases of the ERP project using internal resources.

As of June 30, 2007, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $15,667.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2017. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the years ended June 30, 2007, 2006 and 2005 was $3,032, $2,440 and $1,780, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2008	$4,002
2009	3,212
2010	2,812
2011	2,636
2012	2,129
Thereafter	11,415

Total minimum lease payments	$26,206

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

STOCK REPURCHASE PROGRAM

In July 2004, the Company’s Board of Directors extended the share repurchase program through December 2005 and authorized an increase in the total authorized dollar amount for repurchase then available to approximately $25,000. During fiscal 2005, the Company repurchased 873,459 shares of its common stock, which completed the authorized purchase under this stock repurchase program.

In July 2005, the Company’s Board of Directors authorized a second share repurchase program for up to $20,000 of the Company’s currently outstanding common stock during fiscal 2006. This program is intended to offset the potential dilutive impact of the issuance of shares in connection with the Company’s employee stock option and purchase plans. Repurchases of the Company’s common stock may be made from time to time at management’s discretion on the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2006, 531,824 shares of common stock were repurchased under this program for a total cost of $12,284.

The Company may also reacquire shares outside of the program in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Approximately, 38,239 shares were reacquired in the transactions outside the program during fiscal 2007 for a total cost of $508.

L. Product Warranty Accrual

All of the Company’s product sales generally include a 12 or 18-month standard hardware warranty, with the exception of product sales in the MPS segment, which generally include a three-year standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability.

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Beginning balance at June 30,	$2,601	$1,620	$1,135
Accruals for warranties issued during the period	3,429	5,044	2,398
Warranty liabilities assumed in acquisitions	—	101	25
Settlements made during the period	(3,522)	(4,164)	(1,938)

Ending balance at June 30,	$2,508	$2,601	$1,620

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

Momentum Computer, Inc.

On September 30, 2004, the Company acquired a 35% voting interest in Momentum Computer, Inc. (MCI), a manufacturer and developer of high-performance embedded processor and I/O boards, for $3,087, which was recorded at that time as an investment in an unconsolidated entity. On December 7, 2004, the Company acquired the remaining 65% voting interest in MCI in a separately negotiated transaction, paying $10,500 in cash and agreeing to pay up to $12,000 of additional cash consideration if specified operating income and revenue targets are achieved by MCI over 24 months following the closing. No such additional payments were required as the specified targets were not achieved.

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

$13,790

In fiscal 2005 the Company recorded a $523 decrease to goodwill and a corresponding increase to deferred tax assets as a result of the net operating loss carryforwards of MCI determined based on final tax returns.

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

Pro forma financial information reflecting the operating results of MCI and the Company as if MCI had been acquired as of July 1, 2004 would not differ materially from the operating results of the Company, as reported.

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

$50,274

The purchase price allocation was finalized in fiscal 2006 upon completion of the fair-value appraisals of intangible assets and final assessment of the fair values of certain assumed assets and liabilities.

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

The following table presents the Company’s unaudited pro forma results of operations for fiscal years 2006 and 2005, as if the Echotek acquisition had occurred at the beginning of each fiscal period. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $772 and $5,483 for fiscal years 2006 and 2005, respectively), adjustments to eliminate inter-company transactions (totaling $13 and $339 for fiscal years 2006 and 2005, respectively), adjustments to capitalize labor and overhead costs (totaling $150 during fiscal 2005), adjustments for non-recurring items (totaling $741 of bonuses paid directly related to the acquisition during fiscal 2006) and adjustments for income tax effects (totaling $131 and $336 for fiscal years 2006 and 2005, respectively). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

For the years ended June 30,	2006	2005
Net revenues	$239,661	$269,762
Net (loss) income	(16,175)	30,972
Net (loss) earnings per share—basic	(0.77)	1.46
Net (loss) earnings per share—diluted	(0.77)	1.27

Biotech

On July 25, 2006, the Company purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3,074 (including direct transaction costs of $124 and put option of $2,250). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. This put option for $2,250 along with a deferred license payment of $150 was accrued for at acquisition and included in the above-described purchase price consideration. If Biotech fails to exercise this put option, Biotech is required on December 31, 2007 to pay $400 to the Company. Further, the Company is required to provide working capital financing to Biotech totaling $950 at various points through April 1, 2007, which must be utilized as directed by the Company. Through June 30, 2007, the Company has provided $950 of working capital cash to Biotech, of which $131 was not utilized at June 30, 2007 and was included as cash and cash equivalents in the Company’s consolidated balance sheet. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. Biotech is headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

$3,074

The purchase price allocation was finalized in fiscal 2007 upon completion of the fair-value of intangible assets and assessment of the fair values of certain assumed assets and liabilities.

As of June 30, 2007, there was approximately $2,400 of unpaid purchase price related to the Biotech acquisition. This liability is accrued and recorded in the consolidated balance sheet in accrued expenses and is expected to be paid by August 31, 2007 (See Note T to the consolidated financial statements).

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

$850

The purchase price allocation was finalized in fiscal 2007 upon completion of the fair-value of intangible assets and assessment of the fair values of certain assumed assets and liabilities.

The amortization periods for the acquired intangible assets subject to amortization are as follows:

Customer relationships	6 years
Completed technology	7 years

The pro forma statements reflecting the operating results of Nav3D as if Nav3D had been acquired as of July 1, 2005 would not differ materially from the operating results of the Company as reported.

N. Debt

Debt consisted of the following:

	June 30,
	2007	2006
Convertible senior notes payable	$125,000	$125,000
Mortgage notes payable	—	9,997
Other notes payable and capital lease obligations	223	697
Less: current portion	(140)	(10,067)

Total non-current notes payable and capital lease obligation	$125,083	$125,627

The following summarizes the future cash payment obligations (excluding interest) as of June 30, 2007 (assuming the convertible senior notes are redeemed on the first optional redemption date):

Year Ending June 30,
2008	$140
2009	125,065
2010	15
2011	3
2012	—
Thereafter	—

$125,223

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted on the final maturity date if, on or prior to May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject the Company to any financial covenants. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, convertible notes may be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest. As of June 30, 2007, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For fiscal 2007, 2006 and 2005, respectively, additional interest expense from the amortization of these deferred financing costs totaled $846, $840 and $855. The unamortized balance of deferred financing costs totaled approximately $1,551 and $2,397 as of June 30, 2007 and 2006, respectively.

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

Other Notes Payable

As of June 30, 2007 the Company had other debt consisting of $20 in notes payable for foreign subsidiaries and $203 of capital lease obligations primarily related to office equipment leases.

On September 1, 2006, the Company repaid the debt acquired in the SoHard AG acquisition which resulted in a cash payment of $705, including $64 related to prepayment penalties.

O. Income Tax (Benefit) Provision

The components of (loss) income before income taxes and income tax provision (benefit) were as follows:

	Years Ended June 30,
	2007	2006	2005
(Loss) income before income taxes:
United States	$(34,791)	$(12,961)	$42,349
Foreign	(468)	(4,149)	774

	$(35,259)	$(17,110)	$43,123

Income tax provision (benefit):
Federal:
Current	$(545)	$3,848	$9,964
Deferred	2,095	(7,966)	1,819

	1,550	(4,118)	11,783
State:
Current	—	531	1,316
Deferred	1,032	3,272	(791)

	1,032	3,803	525
Foreign:
Current	40	115	684
Deferred	(61)	(742)	(55)

	(21)	(627)	629

	$2,561	$(942)	$12,937

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Years Ended June 30,
	2007	2006	2005
Income taxes at federal statutory rates	(35.0)%	(35.0)%	35.0%
State income tax, net of federal tax benefit	(2.1)	(1.0)	2.7
Research and development credits	(1.9)	(13.6)	(7.6)
Tax-exempt interest income	—	(0.2)	(0.3)
Extraterritorial income exclusion	(0.1)	(1.8)	(1.4)
Equity compensation	0.7	7.0	—
Settlement of IRS Audit	3.5	—	—
Valuation allowance	36.8	35.1	0.5
Other	5.4	4.0	1.1

	7.3%	(5.5)%	30.0%

The components of the Company’s net deferred tax assets were as follows:

	June 30,
	2007	2006
Deferred tax assets:
Receivable allowances and inventory valuations	$5,803	$4,916
Accrued compensation	2,190	1,660
Equity compensation	4,083	2,466
Property and equipment depreciation	729	224
Federal and state research and development tax credit carryforwards	6,504	5,341
Net operating loss and research and development credit carryforwards of acquired businesses	4,660	6,363
Gain on sales-leaseback	2,841	—
Other temporary differences	3,989	1,947

	30,799	22,917
Valuation allowance	(21,896)	(8,887)

Total deferred tax assets	8,903	14,030
Deferred tax liabilities:
Property and equipment depreciation	—	—
Acquired intangible assets	(5,573)	(8,165)
Other temporary differences	—	(567)

Total deferred tax liabilities	(5,573)	(8,732)

Net deferred tax assets	$3,330	$5,298

In fiscal 2007, management determined that it was more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income. As a result, the Company recorded a valuation allowance of $13,009. The Company did not record a valuation allowance for current temporary differences that would potentially reverse in fiscal 2008 and would benefit the Company through a carryback claim against the fiscal year 2006 tax liability or a decrease to the fiscal 2008 tax liability.

At June 30, 2007, the Company had Federal and state net operating loss carryforwards of approximately $4,702. The Company also had Federal and state research and development credit carryforwards of $485 and $9,265 respectively, which will begin to expire in 2008 and 2016, respectively. As of June 30, 2007 the Company also had approximately $8,381 in foreign net operating loss carryforwards.

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

At June 30, 2006, the Company had Federal and state net operating loss carryforwards of approximately $5,977. The Company also had Federal and state research and development credit carryforwards of $485 and $8,217, respectively, which will begin to expire in 2007 and 2015, respectively. As of June 30, 2006 the Company also had approximately $10,210 in foreign net operating loss carryforwards. During fiscal 2006, the Company determined that it is more likely than not it will not utilize these Federal and state research and development credits in the foreseeable future. As a result, a valuation allowance of approximately $5,826 was recorded against the deferred tax asset relating to the credits.

During fiscal 2006, the Company’s valuation allowance increased by an additional $748 as a result of additional net operating losses incurred by the TGS Group. Management has determined that it is more likely than not that these losses will not be utilized in the foreseeable future.

The Company files income tax returns in all jurisdictions in which it operates. The Company has established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based upon management’s assessment as to the potential exposures. All tax reserves are analyzed quarterly and adjustments are made as events occur that warrant modification.

Through June 30, 2007 the Company had not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $1,687 and $2,697 at June 30, 2007 and 2006, respectively.

P. Restructuring Provision

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred a series of restructuring charges (cumulatively called the 2007 Plan) totaling $5,782 in fiscal 2007. These restructuring charges primarily consisted of involuntary separation costs related to the reduction in force which eliminated approximately 110 positions. The restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

In fiscal 2006, the Company also recorded a gross restructuring charge of $2,142 related to the Company’s 2006 restructuring plan (the 2006 Plan). The 2006 Plan included $2,065 related to involuntary separation costs for 55 employees, $25 for a facility closure and $52 for other costs (primarily legal costs). All of these expenses were principally in the Defense and Commercial Imaging and Visualization business units with a modest amount in the Advanced Solutions and Modular Products and Services business units. A gross incremental provision of $13 was recorded during fiscal 2007 to affect a slight adjustment to the severance estimate. The 2006 Plan restructuring was fully paid out as of June 30, 2007.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2005	$—	$—	$—	$—

Defense	1,211	—	17	1,228
CIV	652	25	30	707
Advanced Solutions	190	—	5	195
MPS	12	—	—	12

Total provision	2,065	25	52	2,142
Cash paid	(1,484)	(25)	(27)	(1,536)
Reversals	(148)	—	(25)	(173)

Restructuring liability at June 30, 2006	$433	$—	$—	$433

Defense	3,400	107	41	3,548
CIV	984	50	11	1,045
Advanced Solutions	857	—	7	864
MPS	338	—	—	338

Total provision	5,579	157	59	5,795
Cash paid	(2,439)	(150)	(44)	(2,633)
Reversals	(287)	(7)	(15)	(309)

Restructuring liability at June 30, 2007	$3,286	$—	$—	$3,286

Q. Employee Benefit Plans

The Company maintains a qualified 401(k) plan (the “401(k) Plan) for it’s U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. During fiscal 2007, 2006 and 2005, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,793, $1,963 and $1,789 during the years ended June 30, 2007, 2006 and 2005, respectively.

The Company also maintains a non-qualified benefit plan (the “Pension Plan”) for its French employees. The Pension Plan covers all full-time French employees and the benefits provided by the Pension Plan are generally based on years of service and compensation history. This plan is unfunded. As of June 30, 2007 and 2006, the unfunded liability of the Pension Plan was $479 and $418, respectively which is recorded as accrued compensation in the consolidated balance sheet.

The Company has a deferred compensation plan that allows eligible employees to defer up to 35% of their total compensation. The employee may elect to receive his or her account balance as a lump sum payment or as an annuity to be paid over a period not to exceed 10 years beginning upon retirement or termination of employment. At June 30, 2007 and 2006, the Company had a liability of $1,918 and $1,564, respectively, relating to amounts owed under the deferred compensation plan that were classified as long-term liabilities in the consolidated balance sheet and had an asset of $1,503 and $1,306, respectively, classified as other non-current assets in the consolidated balance sheet. Increases or decreases in the value of the deferred compensation plan assets are recorded as selling, general and administrative expense in the consolidated statement of operations, while increases or decreases in the value of the deferred compensation plan liabilities are recorded as other income (expense).

R. Related Party Transactions

In July 2004, the Company entered into a consulting contract with David Bertelli, the brother of the Company’s Chief Executive Officer and a former Vice President, for human resources consulting services. The Company paid David Bertelli $0, $0 and $30, respectively, for consulting services for fiscal years 2007, 2006 and 2005 and owed no amounts under this agreement as of June 30, 2007. Additionally, the Company paid $0, $2 and $25 of life insurance premiums during fiscal years 2007, 2006 and 2005, respectively, for the benefit of David Bertelli.

The Company has an at-will agreement with Wellness Edge, a private company owned, in part, by the daughter of the Company’s Chief Executive Officer, to manage the Company’s employee fitness center. The Company paid Wellness Edge, $9, 10 and $17 in relation to this agreement for fiscal years 2007, 2006 and 2005 and owed no amounts under this agreement as of June 30, 2007 and 2006.

S. Fair Value of Financial Instruments

	June 30, 2007		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$51,293	$51,293	$22,983	$22,983
Marketable securities	105,832	105,832	139,219	139,219
Accounts receivable, net	36,203	36,203	34,518	34,518
Other financial instruments	2,071	2,071	1,810	1,810

Liabilities
Convertible debt	$125,000	$115,234	$125,000	$107,594
Mortgage notes	—	—	9,997	9,997
Other debt	223	218	697	775
Accounts payable	14,659	14,659	14,196	14,196

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, Company-owned employee life insurance policies, mortgage notes payable and convertible notes. The carrying amount of cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair value due to their short maturities. The carrying amount of Company-owned life insurance policies are recorded at cash surrender value, which approximates fair value while the carrying value of notes payable approximates fair value based on borrowing rates currently available to the Company for the mortgage notes payable.

The fair value of the convertible debt and other debt was based upon either an estimation using an estimate of the interest rate the Company would have had to pay on the issuance of debt with similar maturity and discounting the cash flows at that rate or quoted market prices of the instrument or instruments with similar characteristics.

T. Subsequent Events

Subsequent to June 30, 2007, the shareholders of Biotech provided written notice to the Company that they intended to exercise their option to put the remaining 82% equity interest to the Company for approximately $2,250. This amount was accrued upon acquisition and is included in accrued expenses in the June 30, 2007 consolidated financial statements. The put option was paid on August 31, 2007.

On July 6, 2007, Robert E. Hult, Senior Vice President and Chief Financial Officer of the Company, announced his retirement which will be effective September 28, 2007. Mr. Hult and the Company had previously entered into an Employment Agreement on March 8, 2007 under which Mr. Hult has the opportunity to provide certain consulting services to the Company through September 15, 2009 in exchange for cash consulting fees (equal to 50% of his base salary per annum) and the continued vesting of certain restricted stock awards. Subject to signing a general release of claims in favor the Company, Mr. Hult is also entitled to the acceleration of vesting of certain stock options.

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

2007 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$48,947	$57,920	$57,347	$59,491
Cost of revenues	21,947	25,249	25,794	26,300

Gross profit	27,000	32,671	31,553	33,191

Operating expenses:
Selling, general and administrative	20,684	22,938	22,192	22,894
Research and development	14,453	15,131	15,973	12,932
Amortization of acquired intangible assets	1,773	1,777	1,876	1,797
In-process research and development	3,060	—	—	—
Impairment of long-lived assets	79	—	—	1,895
Restructuring	689	287	43	4,463

Total operating expenses	40,738	40,133	40,084	43,981

(Loss) income from operations	(13,738)	(7,462)	(8,531)	(10,790)
Interest income	1,798	1,601	1,542	1,863
Interest expense	(954)	(1,594)	(846)	(847)
Other income (expense), net	17	2,605	(228)	305

(Loss) income before income taxes	(12,877)	(4,850)	(8,063)	(9,469)
Income tax (benefit) provision	(1,224)	(3,815)	(2,649)	10,249

Net (loss) income	$(11,653)	$(1,035)	$(5,514)	$(19,718)

Net (loss) earnings per common share:
Basic	$(0.55)	$(0.05)	$(0.25)	$(0.92)

Diluted	$(0.55)	$(0.05)	$(0.25)	$(0.92)

Significant quarterly items for fiscal 2007 include the following: (i) in the first quarter a $3.1 million charge relating to in-process research and development was incurred related to an acquisition of a development stage biotechnology company, (ii) in the fourth quarter a material restructuring charge of $4.5 million was incurred, (iii) in the first quarter revenues were significantly lower due to specific customer order patterns relative to the first quarter (iv) in the fourth quarter a $1.9 million impairment charge was recorded due to the expected decrease in sales of licensed products caused by the cancellation of the related contracted research and development projects, (v) in the fourth quarter research and development expense was significantly lower primarily due to the restructuring of a third-party agreement which resulted in the requirement to refund the Company $1.9 million of previously payment amounts, and (vi) in the fourth quarter a $13.0 million deferred tax valuation allowance was recorded due to the continued pre-tax losses incurred and the uncertainties surrounding the timing and amounts of future taxable income.

2006 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$66,901	$62,501	$44,478	$62,237
Cost of revenues	24,519	23,699	26,607	22,093

Gross profit	42,382	38,802	17,871	40,144

Operating expenses:
Selling, general and administrative	20,159	21,215	22,286	23,350
Research and development	15,874	14,834	15,614	14,832
In-process research and development	548	—	—	—
Restructuring	—	—	1,873	79
Amortization of acquired intangible assets	1,520	2,521	2,179	1,756

Total operating expenses	38,101	38,570	41,952	40,017

Income (loss) from operations	4,281	232	(24,081)	127
Interest income	1,569	1,483	1,656	1,730
Interest expense	(1,036)	(1,050)	(1,010)	(1,006)
Other (expense) income, net	(5)	(24)	56	(32)

Income before income taxes	4,809	641	(23,379)	819
Income tax provision (benefit)	1,737	(592)	(9,247)	7,160

Net income (loss)	$3,072	$1,233	$(14,132)	$(6,341)

Net earnings (loss) per common share:
Basic	$0.15	$0.06	$(0.67)	$(0.30)

Diluted	$0.14	$0.06	$(0.67)	$(0.30)

Significant quarterly items for fiscal 2006 include the following: (i) in the first quarter a $0.5 million charge relating to in-process research and development was incurred related to the acquisitions of Echotek and SoHard, (ii) in the third quarter and fourth quarter restructuring charges of $1.9 million and $0.1 million, respectively were incurred, (iii) in the third quarter revenues decreased significant largely due to specific customer order patterns relative to the third quarter and due to the acceptance test failure of a multi-million dollar system, (iv) in the third quarter cost of revenues increased significantly due to an inventory write-off of approximately $5.0 million and (v) in the fourth quarter a $7.2 million valuation allowance was recorded related to SoHard and TGS deferred tax assets and certain state research and development tax credits.

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

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. In conducting the aforementioned evaluation and assessment, management identified a material weakness in internal control over financial reporting relative to accounting for income taxes. As a result of the aforementioned material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)	INHERENT LIMITIATIONS ON EFFECTIVNESS OF CONTROLS

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

(c)	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management’s assessment identified a material weakness in the Company’s internal control over financial reporting relative to accounting for income taxes as of June 30, 2007. The material weakness was comprised of the following deficiencies:

•	The Company did not have effective policies and procedures regarding the preparation and review of the income tax provision.

•	The Company did not have effective policies and procedures regarding identification, research and review of technical accounting matters related to income taxes.

This material weakness resulted in a material error in our income tax provision that was corrected prior to the issuance of our 2007 consolidated financial statements and resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Because of the material weakness described above, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2007. No other material weaknesses in our internal control over financial reporting were identified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(e)	REMEDIATION PLAN FOR MATERIAL WEAKNESS

In response to the material weakness described above, the Company has hired additional support to assist with preparing income tax related information. In addition, the Company intends to implement a number of changes to our internal control over financial reporting relative to accounting for income taxes during fiscal year 2008 including the following:

•

Implement redesigned policies and procedures over accounting for income taxes, which include preparing tax related information and incorporating the design and implementation of proper management oversight and review controls over tax accounting schedules and analysis.

•	Engage expert resources to perform a technical review relative to accounting for income taxes during fiscal year 2008 while we remediate the material weaknesses described above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Special Meeting in Lieu of the 2007 Annual Meeting of Shareholders (the Shareholders Meeting), except that information required by this item concerning the Company’s executive officers appears in Part I, Item 4.1 of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Shareholders Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Shareholders Meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Shareholders Meeting.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the Shareholders Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.	Financial statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of June 30, 2007 and 2006

Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(IN THOUSANDS)

Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2007	$584	$430	$221	$24	$769
2006	$500	$138	$52	$2	$584
2005	$500	$—	$—	$—	$500

Deferred Tax Asset Valuation Allowance (1)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
2007	$8,887	$13,009	$—		$—		$21,896
2006	$1,667	$6,574	$646	(2)	$—		$8,887
2005	$2,210	$—	$—		$543	(1)	$1,667

(1)	Amount represents a goodwill reduction.
(2)	Amount represents valuation allowance for net deferred tax assets acquired in the SoHard AG acquisition established as of the acquisition date.

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 101, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 7, 2007.

MERCURY COMPUTER SYSTEMS, INC.

By	/s/ ROBERT E. HULT
Robert E. Hult SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER [PRINCIPAL FINANCIAL OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JAMES R. BERTELLI James R. Bertelli	President, Chief Executive Officer and Chairman (principal executive officer)	September 7, 2007

/s/ ROBERT E. HULT Robert E. Hult	Senior Vice President and Chief Financial Officer (principal financial officer)	September 7, 2007

/s/ ALEX N. BRAVERMAN Alex N. Braverman	Vice President, Controller and Chief Accounting Officer	September 7, 2007

/s/ GORDON B. BATY Gordon B. Baty	Director	September 7, 2007

/s/ ALBERT P. BELLE ISLE Albert P. Belle Isle	Director	September 7, 2007

/s/ GEORGE W. CHAMILLARD George W. Chamillard	Director	September 7, 2007

/s/ RUSSELL K. JOHNSEN Russell K. Johnsen	Director	September 7, 2007

/s/ SHERMAN N. MULLIN Sherman N. Mullin	Director	September 7, 2007

/s/ LEE C. STEELE Lee C. Steele	Director	September 7, 2007

/s/ VINCENT VITTO Vincent Vitto	Director	September 7, 2007

/s/ RICHARD P. WISHNER Richard P. Wishner	Director	September 7, 2007

EXHIBIT INDEX

ITEM No.	DESCRIPTION OF EXHIBIT

3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2002)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.2	Bylaws, as amended through September 22, 2004 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
4.2.1	Indenture, dated April 29, 2004, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on May 11, 2004)
4.2.2	Form of 2% Convertible Senior Note due 2024 (included as part of Exhibit 4.2.1)
4.3	Shareholder Rights Agreement, dated as of December 14, 2005, between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 2 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
10.1.1*	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 18, 2004)
10.1.2*	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.1.3*	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 17, 2005)
10.1.4*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.2.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005)
10.2*	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999)
10.3*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 15, 2006).
10.4.1*	Deferred Compensation Plan, including Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003)
10.4.2*	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)
10.5*	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2003)
10.6*	Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on December 23, 2004)
10.7*	Summary of Annual Bonus Program (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)
10.8.1*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 8, 2006)

ITEM No.	DESCRIPTION OF EXHIBIT
10.8.2*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 2, 2006)

10.8.3*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 21, 2006)
10.8.4*	Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on November 16, 2005)
10.8.5*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed on November 16, 2005)
10.8.6*	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.9*	Form of Change in Control Severance Agreement between the Company and the executive officers of the Company (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 23, 2006)
10.10*	Compensation Policy for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 5, 2006)
10.11*	Employment Agreement dated March 8, 2007 between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 13, 2007)
10.12	Purchase and Sale Agreement dated as of April 12, 2007 among 1999 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.13	Lease Agreement dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
12.1†	Ratio of Earnings to Fixed Charges
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
23.2†	Consent of PricewaterhouseCoopers LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.