Form 10-Q
period 2007-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2007-11-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Shares of Common Stock outstanding as of October 31, 2007: 22,670,476 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$51,245	$51,293
Marketable securities	89,908	72,482
Accounts receivable, net of allowance of $755 and $769 at September 30, 2007 and June 30, 2007, respectively	34,248	36,203
Inventory	23,640	22,410
Deferred tax assets, net	1,084	1,637
Prepaid expenses and other current assets	6,286	9,726

Total current assets	206,411	193,751
Marketable securities	17,397	33,350
Property and equipment, net	13,408	14,764
Goodwill	96,530	94,622
Acquired intangible assets, net	12,939	14,526
Deferred tax assets, net	2,215	2,085
Other non-current assets	7,069	7,167

Total assets	$355,969	$360,265

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,949	$14,659
Accrued expenses	6,570	11,713
Accrued compensation	10,734	9,403
Accrued warranty expenses	2,438	2,508
Notes payable and current portion of capital lease obligations	135	140
Income taxes payable	2,729	1,273
Deferred revenues and customer advances	14,858	13,375

Total current liabilities	47,413	53,071
Notes payable and non-current portion of capital lease obligations	125,059	125,083
Accrued compensation	1,983	1,918
Deferred tax liabilities, net	55	392
Deferred gain on sale-leaseback	9,895	10,184
Other long-term liabilities	1,044	960

Total liabilities	185,449	191,608
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 21,574,431 and 21,415,482 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	216	214
Additional paid-in capital	92,155	89,332
Retained earnings	72,680	75,988
Accumulated other comprehensive income (loss)	5,469	3,123

Total shareholders’ equity	170,520	168,657

Total liabilities and shareholders’ equity	$355,969	$360,265

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended September 30,
	2007	2006
Net revenues	$49,181	$48,947
Cost of revenues	17,700	21,947

Gross profit	31,481	27,000
Operating expenses:
Selling, general and administrative	19,178	20,684
Research and development	13,705	14,453
Amortization of acquired intangible assets	1,801	1,773
In-process research and development	—	3,060
Impairment of long-lived assets	—	79
Restructuring	55	689

Total operating expenses	34,739	40,738

Loss from operations	(3,258)	(13,738)
Interest income	2,108	1,798
Interest expense	(845)	(954)
Other income (expense), net	303	17

Loss before income taxes	(1,692)	(12,877)
Income tax provision (benefit)	1,616	(1,224)

Net loss	$(3,308)	$(11,653)

Net loss per share:
Basic	$(0.15)	$(0.55)

Diluted	$(0.15)	$(0.55)

Weighted-average shares outstanding:
Basic	21,474	21,126

Diluted	21,474	21,126

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,308)	$(11,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,987	4,406
Stock-based compensation	2,658	2,223
Tax benefit from stock options	—	21
Changes in deferred income taxes	74	(1,098)
Non-cash interest	211	211
Impairment of long-lived assets	—	79
In-process research and development	—	3,060
Gross tax windfall from stock-based compensation	(223)	(21)
Other non-cash expenses	(282)	54
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	2,202	3,469
Inventory	(1,160)	(2,966)
Prepaid expenses and other current assets	3,482	(1,693)
Other non-current assets	(80)	(27)
Accounts payable and accrued expenses	(6,459)	890
Deferred revenues and customer advances	1,308	702
Income taxes payable	1,409	(3,258)
Other long term liabilities	143	164

Net cash provided by (used in) operating activities	3,962	(5,437)

Cash flows from investing activities:
Purchases of marketable securities	(41,930)	(38,803)
Sales and maturities of marketable securities	40,566	45,068
Acquisition of businesses, net of cash acquired	(2,400)	(1,497)
Purchases of property and equipment	(766)	(2,531)

Net cash (used in) provided by investing activities	(4,530)	2,237

Cash flows from financing activities:
Proceeds from employee stock plans	445	472
Gross tax windfall from stock-based compensation	223	21
Repurchases of common stock	(278)	(19)
Payments of principal under notes payable and capital lease obligations	(30)	(846)

Net cash provided by (used in) financing activities	360	(372)

Effect of exchange rate changes on cash and cash equivalents	160	(71)

Net decrease in cash and cash equivalents	(48)	(3,643)
Cash and cash equivalents at beginning of period	51,293	22,983

Cash and cash equivalents at end of period	$51,245	$19,340

Cash paid during the year for:
Interest	$—	$181
Income taxes, net	98	3,539
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$721	$281

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) is a diversified multinational company that designs, manufactures and services high-performance embedded computer systems and software for specialized computing markets. We reorganized our segments during the first quarter of fiscal 2008 to achieve greater efficiencies and productivity. Consequently, the five business units from fiscal 2007 will no longer be managed as separate segments. For fiscal 2008, the Company is organized in four business units: Advanced Computer Solutions—which primarily focuses on aerospace, defense and semiconductor markets; Visage Imaging—which focuses on software and systems for medical diagnostic imaging & visualization and picture archival; Visualization Sciences Group—which focuses on software for oil and gas exploration; and Emerging Businesses Unit—which includes our development stage businesses targeting the biotechnology, prime defense and aircraft navigation markets.

B. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2007 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 1,068,310 shares available for future grant under the 2005 Plan at September 30, 2007.

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

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the 1997 Employee Stock Purchase Plan to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were no shares issued under the ESPP during the three months ended September 30, 2007 and 2006. Shares available for future purchase under the ESPP totaled 243,439 at September 30, 2007.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2006	4,836,595	$24.70	6.38
Grants	521,500	12.90
Exercises	(156,755)	5.25
Cancellations (1)	(2,217,129)	30.45

Outstanding at June 30, 2007	2,984,211	$19.39	6.26
Grants	60,000	10.48
Exercises	(55,428)	8.05
Cancellations	(83,207)	21.87

Outstanding at September 30, 2007	2,905,576	$19.35	6.37

(1)	Options modified as part of the Company’s shareholder-approved option exchange program, totaling 1,889,886 options, are included in the cancellations figure.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2006:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	592,596	$18.16
Granted (1)	1,002,642	11.36
Vested	(151,545)	17.61
Forfeited	(152,481)	13.21

Outstanding at June 30, 2007	1,291,212	$13.53
Granted	59,900	12.03
Vested	(128,323)	8.52
Forfeited	(16,841)	12.87

Outstanding at September 30, 2007	1,205,948	$14.00

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 472,485 awards, at a weighted-average fair value of $9.48, are included in the granted figure.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

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

	Three Months Ended September 30,
	2007	2006
Cost of revenues	$99	$(71)
Selling, general and administrative	1,911	1,756
Research and development	648	538

Share-based compensation expense before tax	2,658	2,223
Income tax benefit	(543)	(975)

Net share-based compensation expense	$2,115	$1,248

The weighted-average grant-date fair values of options granted during the three months ended September 30, 2007 and 2006 were $4.72 and $6.99, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2007	2006
Option life (1)	5 years	6 years
Risk-free interest rate (2)	4.3%	4.9%
Stock volatility (3)	45%	54%
Dividend rate	0%	0%

(1)	Prior to January 1, 2007 the option life was determined using the simplified method for estimating expected option life, as all options qualify as “plain-vanilla” options. After January 1, 2007 the option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The weighted-average fair value of stock purchase rights granted as part of the Company’s ESPP during the three months ended September 30, 2007 and 2006 were $3.38 and $3.73, respectively, per right. The fair value of the employees’ stock purchase rights were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2007	2006
Option life	6 months	6 months
Risk-free interest rate	4.1%	5.0%
Stock volatility	40%	30%
Dividend rate	0%	0%

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

LONG-TERM INCENTIVE PLAN

Certain of the Corporation’s executive officers are eligible to receive awards under the Corporation’s Long-Term Incentive Plan (“LTIP”) if the Corporation’s operating income as a percentage of sales revenues and revenue growth year-over-year meet or exceed threshold targets established by the Compensation Committee at the beginning of a fiscal year. Target awards are calculated as a percentage of the participant’s base salary, which percentage is identical to the participant’s target bonus under the annual bonus program. Once performance targets are achieved the bonus is paid out after fiscal year end in a combination of both cash and shares of nonvested restricted common stock. The value of the shares is established by the market price on the date of issuance. No shares were issued under the LTIP during the three months ended September 30, 2007 and 2006. As of September 30, 2007 and 2006, no amounts were accrued for the LTIP.

D. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,
	2007	2006
Net loss—basic	$(3,308)	$(11,653)
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—

Adjusted net loss—for calculation of diluted earnings per share	$(3,308)	$(11,653)

Shares used in computation of net loss per share—basic	21,474	21,126
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—
Stock option, restricted common stock and employee stock purchase plans	—	—

Shares used in computation of net loss per share—diluted	21,474	21,126

Net loss per share—basic	$(0.15)	$(0.55)

Net loss per share—diluted	$(0.15)	$(0.55)

Equity instruments to purchase 4,111,524 and 3,850,965 shares of common stock, were not included in the calculation of diluted net (loss) earnings per share for the three months ended September 30, 2007 and 2006, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the dilutive net loss per share for the three months ended September 30, 2007 and 2006 because the equity instruments were antidilutive.

E. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of fiscal year 2008. The adoption did not have a material impact on the Company’s financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159; however, the adoption is not expected to have a material effect on its financial condition or results of operations.

F. Comprehensive Loss

Total comprehensive loss was as follows:

	Three Months Ended September 30,
	2007	2006
Net loss	$(3,308)	$(11,653)
Other comprehensive income:
Foreign currency translation adjustments	2,237	663
Change in unrealized gain on marketable securities	109	376

Other comprehensive income	2,346	1,039

Total comprehensive loss	$(962)	$(10,614)

G. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. There are no amounts in inventory relating to contracts having production cycles longer than one year. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company records a provision for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. Inventory was comprised of the following:

	September 30, 2007	June 30, 2007
Raw materials	$9,388	$9,806
Work in process	8,886	9,109
Finished goods	5,366	3,495

Total	$23,640	$22,410

H. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. Effective July 1, 2007, the Company reorganized its segments resulting in the identification of four reportable segments. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computer Systems (ACS)—This segment has been formed by consolidating operations of several former business units including the Defense Business Unit, Advanced Solutions Business Unit, Modular Products and Services Business Unit, and elements of Commercial Imaging and Visualization Business Unit. This segment provides high-performance embedded computer systems as standard products to the defense, semiconductor, telecommunications and life sciences markets by using commercial off-the-shelf (COTS) and selected rugged components. This segment also provides simulation software (commercial and defense) and customized design services to meet the specified requirements of military and commercial applications.

•

Visage Imaging (Visage)—This segment has been formed from elements of the former Commercial Imaging and Visualization Business Unit. This segment develops and distributes visualization and picture archival and communications system (PACS) solutions and other three dimensional (3D) software solutions for the life sciences market.

•

Visualization Sciences Group (VSG)—This segment has been formed from elements of the former Commercial Imaging and Visualization Business Unit. This segment develops and distributes 3D software developer toolkits and applications for geosciences, engineering & manufacturing, material sciences, and other industrial and scientific domains.

•

Emerging Businesses Unit (EBU)—This segment has been formed by consolidating operations of several former business units including the Other Business Unit and elements of the Defense Business Unit. This business unit will focus on cultivation of new business opportunities that benefit from the Company’s capabilities across markets. Current areas of focus include computing and visualization in biotech, aircraft navigation and services and support work with federal intelligence agencies and homeland security programs.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies” in the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2007. The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income (loss) reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	ACS	Visage	VSG	EBU	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2007
Net revenues to unaffiliated customers	$42,197	$3,937	$2,565	$482	$—	$—	$49,181
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	42,197	3,937	2,565	482	—	—	49,181
Income (loss) from operations	2,960	(2,240)	405	(1,725)	(2,658)	—	(3,258)
Depreciation and amortization expense	3,231	459	227	70	—	—	3,987
THREE MONTHS ENDED SEPTEMBER 30, 2006
Net revenues to unaffiliated customers	$43,225	$3,931	$1,574	$217	$—	$—	$48,947
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	43,225	3,931	1,574	217	—	—	48,947
(Loss) income from operations	(4,459)	(2,761)	(485)	(3,810)	(2,223)	—	(13,738)
Depreciation and amortization expense	3,723	475	181	27	—	—	4,406

The geographic distribution of the Company’s revenues and long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2007
Net revenues to unaffiliated customers	$42,267	$5,440	$1,474	$—	$49,181
Inter-geographic revenues	1,673	456	8	(2,137)	—

Net revenues	43,940	5,896	1,482	(2,137)	49,181
Identifiable long-lived assets	90,365	39,167	414	—	129,946
THREE MONTHS ENDED SEPTEMBER 30, 2006
Net revenues to unaffiliated customers	$41,059	$6,636	$1,252	$—	$48,947
Inter-geographic revenues	2,350	10	7	(2,367)	—

Net revenues	43,409	6,646	1,259	(2,367)	48,947
Identifiable long-lived assets	113,714	36,922	346	—	150,982

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2007	2006
Customer A (ACS)	12%	12%
Customer B (ACS)	13%	* %
Customer C (ACS)	* %	15%

	25%	27%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

I. Goodwill and Acquired Intangible Assets

Effective July 1, 2007, the Company reorganized its segments resulting in the identification of four reportable segments (see Note H to the consolidated financial statements). As a result, goodwill was reallocated to the new reporting structure and tested for impairment as required under SFAS No. 142. No impairment was identified. The changes in the carrying amount of goodwill for the three months ended September 30, 2007 and the year ended June 30, 2007 were as follows:

	ACS	Visage	VSG	EBU	Total
JUNE 30, 2006 BALANCE	$57,512	$27,400	$6,938	$—	$91,850
Goodwill recorded	—	—	—	561	561
Foreign currency translation	131	1,660	420	—	2,211

JUNE 30, 2007 BALANCE	$57,643	$29,060	$7,358	$561	$94,622
Goodwill recorded	—	—	—	—	—
Foreign currency translation	113	1,432	363	—	1,908

SEPTEMBER 30, 2007 BALANCE	$57,756	$30,492	$7,721	$561	$96,530

The increase in goodwill during the three months ended September 30, 2007 consisted of an increase of $1,908 related to foreign currency translation adjustments.

The increase in goodwill during fiscal year 2007 consisted of an increase of $561 related to the acquisition by the Company of Nav3D Corporation (see Note M to the consolidated financial statements) and an increase of $2,211 related to foreign currency translation adjustments.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
SEPTEMBER 30, 2007
Completed technology	$17,807	$(12,905)	$4,902	3.3 years
Customer relationships	13,106	(5,815)	7,291	5.4 years
Licensing agreements, trademarks and patents	3,830	(3,096)	734	5.0 years
Assembled workforce	20	(8)	12	3.0 years

	$34,763	$(21,824)	$12,939

JUNE 30, 2007
Completed technology	$17,628	$(12,103)	$5,525	3.3 years
Customer relationships	12,824	(5,092)	7,732	5.4 years
Licensing agreements, trademarks and patents	3,813	(2,557)	1,256	5.0 years
Assembled workforce	20	(7)	13	3.0 years
Backlog	1,779	(1,779)	—	0.4 years
Non-compete agreements	145	(145)	—	3.0 years

	$36,209	$(21,683)	$14,526

The Company recorded an impairment charge of $79 during the three months ended September 30, 2006 related to the non-compete agreement with a former SoHard AG employee (see Note J to the consolidated financial statements).

Estimated future amortization expense for acquired intangible assets remaining at September 30, 2007 is $5,437 for fiscal 2008, $3,575 for fiscal 2009, $2,268 for fiscal 2010, $1,199 for fiscal 2011, and $460 for fiscal 2012 onward.

J. Commitments and Contingencies

LEGAL CLAIMS

On January 31, 2006, the Company received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al (Landmark), filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with the Company and certain of its subsidiaries. The complaint alleges infringement by SMT of U.S. patent number 6,765,570, and seeks injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006 the Company notified SMT that it would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including the Company’s right to control and direct the defense of the action on behalf of SMT. In July 2007, an agreement in principle was reached to settle this litigation and on September 11, 2007, the parties reached a definitive settlement and license agreement. The definitive agreement neither admits nor denies fault and includes a royalty based license to sell products covered by U.S. patent number 6,765,570 and related patents for the life of the patents.

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

In October 2006, the Company and one of its German subsidiaries commenced a series of legal actions in the District Court of Nuremberg-Fuerth, Germany against the former general manager of the subsidiary and a third-party company related to the former general manager alleging, among other things, that the former general manager had breached his non-competition obligations to the Company and the subsidiary and had otherwise engaged in conduct detrimental to the subsidiary while still employed by the subsidiary. In November 2006, the parties settled all of these legal actions, and a related labor suit, through the payment to the Company of damages in the amount of $2,352 for breach of non-compete agreements, interference with the subsidiary’s business and the assumption of certain non-medical professional service contracts by the third-party company. In connection with the settlement, the third-party company also agreed not to compete against the Company’s German subsidiary in the field of image processing for medical and pharmaceutical applications within the European Union and Switzerland for a period ending on July 1, 2008. The settlement amount of $2,352 was included in other income (expense) in the consolidated statements of operations in fiscal 2007.

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

K. Shareholders’ Equity

The Company has no active share repurchase programs authorized by the Board of Directors, however, the Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Approximately, 24,802 and 1,620 shares were reacquired in such transactions during the three months ended September 30, 2007 and 2006, respectively.

L. Product Warranty Accrual

All of the Company’s product sales generally include a 12-month standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability.

	2007	2006
Beginning balance at June 30,	$2,508	$2,601
Accruals for warranties issued during the period	709	928
Settlements made during the period	(779)	(1,176)

Ending balance at September 30,	$2,438	$2,353

M. Acquisitions

As part of a continuing growth strategy, the Company, from time to time, may acquire interests, either partially or wholly, in businesses the Company deems to be at favorable market prices. The Company generally attempts to make acquisitions from which it can expand its breadth of product offerings, increase its market share and/or realize sales and marketing synergies.

Biotech

On July 25, 2006, the Company purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3,074 (including direct transaction costs of $124 and put option of $2,250). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. This put option for $2,250 along with a deferred license payment of $150 was accrued for at acquisition and included in the above-described purchase price consideration. On August 31, 2007, Biotech exercised the put option and upon payment on August 31, 2007 the Company acquired the remaining 82% equity interest. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. Biotech is headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

As of June 30, 2007, there was approximately $2,400 of unpaid purchase price related to the Biotech acquisition. This liability was accrued and recorded in the fiscal 2007 consolidated balance sheet in accrued expenses. All amounts were paid during the three months ended September 30, 2007.

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

The acquisition of Nav3D was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The tangible long-lived assets were valued using the cost approach, while the intangible long-lived assets were valued using a discounted cash flow method. The excess of the purchase price over the estimated fair values of the tangible and intangible assets and liabilities was allocated to goodwill. Goodwill and intangible assets recognized in this transaction are not deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) the Company’s willingness to pay for potential buyer-specific synergies related to market opportunities for combined existing and future product offering; (2) the willingness to pay for expertise that the Company believes will increase the Company’s market presence in fields such as synthetic vision systems as well as unmanned aerial vehicles; and (3) the potential to sell Mercury products to existing Nav3D customers.

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

The pro forma statements reflecting the operating results of Nav3D as if Nav3D had been acquired as of July 1, 2006 would not differ materially from the operating results of the Company as reported.

N. Debt

Debt consisted of the following:

	September 30, 2007	June 30, 2007
Convertible senior notes payable	$125,000	$125,000
Other notes payable and capital lease obligations	194	223
Less: current portion	(135)	(140)

Total non-current notes payable and capital lease obligations	$125,059	$125,083

Convertible Senior Notes Payable

On April 29, 2004, the Company completed a private offering of $125,000 aggregate principal amount of Convertible Senior Notes (the “Notes”), which mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The Notes are unsecured, rank equally in right of payment to the Company’s existing and future senior debt, and do not subject the Company to any financial covenants.

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted on the final maturity date if, on or prior to May 1, 2019, the closing price of the Company’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to the Company’s existing and future senior debt, and do not subject the Company to any financial covenants. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, convertible notes may be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest. As of September 30, 2007, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three months ended September 30, 2007 and 2006, respectively, additional interest expense from the amortization of these deferred financing costs totaled $211 and $211. The unamortized balance of deferred financing costs totaled approximately $1,340 and $1,551 as of September 30, 2007 and June 30, 2007, respectively.

Mortgage Notes Payable

In November 1999, the Company completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the “Mortgage Notes”) due November 2014. The original principal amount of the Mortgage Notes totaled $14,500. The Mortgage Notes were collateralized by the Company’s corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes, as amended, contained certain covenants, which included the maintenance of an interest coverage ratio, certain leverage ratios and a minimum consolidated net worth. The Mortgage Notes also included significant prepayment penalties.

Since March 31, 2006, the Company had not been in compliance with certain of the financial covenants, and the Company elected to prepay the Mortgage Notes in full on October 19, 2006 instead of renegotiating the financial covenants with the holders of the Mortgage Notes. The amount paid by the Company in connection with the prepayment of the Mortgage Notes equaled $10,463, which included the then outstanding principal amount of the Mortgage Notes plus a prepayment premium equal to $708, and a waiver fee equal to $15 in consideration of the noteholders’ waiver through October 19, 2006 of the Company’s non-compliance with the financial covenants. The Company included the prepayment premium and waiver fee in interest expense in the consolidated statements of operations for the quarter ended December 31, 2006.

Other Notes Payable

As of September 30, 2007, the Company had other debt consisting of $21 in notes payable for foreign subsidiaries and $173 of capital lease obligations primarily related to office equipment leases.

On September 1, 2006, the Company repaid the debt acquired in the SoHard AG acquisition which resulted in a cash payment of $705, including $64 related to prepayment penalties.

O. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2007	June 30, 2007
Computer equipment and software	$62,589	$61,725
Furniture and fixtures	7,123	7,099
Building and leasehold improvements	383	376
Machinery and equipment	1,877	1,853

	71,972	71,053
Less: accumulated depreciation and amortization	(58,564)	(56,289)

	$13,408	$14,764

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2007 and 2006 was $2,186 and $2,633, respectively.

On April 20, 2007, the Company entered into a sales agreement and a lease agreement in connection with a sale-leaseback of the Company’s headquarters in Chelmsford, Massachusetts. Pursuant to the agreements, the Company sold all land, land improvements, buildings and building improvements related to the facilities and leased back those assets, with the exception of the vacant parcel of land adjacent to the headquarters. The term of the lease is ten years and includes two five-year options to renew. The Company’s net proceeds from the sale, after transaction and other related costs, were $26,365 resulting in a gain of $11,569. Under the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback; thus the realized gain was deferred and will be amortized to other income on a straight-line basis over the initial lease term. The Company recorded the current portion of the deferred gain in accrued expenses and the non-current portion in long-term deferred gain in the accompanying consolidated balance sheet.

P. Income Tax (Benefit) Provision

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on July 1, 2007 and as a result of the adoption, the Company has recognized an increase in the liability for unrecognized tax benefits of $70. As of September 30, 2007, the Company’s reserves in unrecognized income tax benefits are as follows:

(in thousands)
Unrecognized tax benefits as of June 30, 2007	$582
Increases for previously recognized positions	186
Decreases for previously recognized positions	(264)
Increases for currently recognized positions	148

Unrecognized tax benefits as of September 30, 2007	$652

The Company believes that all of the $652 of unrecognized tax benefits would affect the effective tax rate.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Although the IRS has concluded its audit covering the Company’s fiscal 2004 and fiscal 2005 return years, the statute of limitations has not expired on the Company’s fiscal 2004 through fiscal 2007 federal returns. The Company has reviewed the tax positions taken on returns filed in its foreign jurisdictions for all open years and believes that tax adjustments in any audited year will not be material. The Company did not have any material change in unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

Other than the expiration of certain statutes of limitations, the Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did have accrued interest and did not have any accrued penalties associated with any unrecognized tax benefits. There was a minimal amount of interest recognized for the quarter.

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax assets in the accompanying consolidated balance sheets; however, as management has determined that it is more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income, a valuation allowance has been recorded. The valuation allowances recorded during the three months ended September 30, 2007 and 2006 was $5,735 and $742, respectively.

The Company recorded a tax expense of $1,616 during the three months ended September 30, 2007 on a loss before income taxes of $1,692 as compared to a tax benefit of $1,224 on a loss before income taxes of $12,877 for the three months ended September 30, 2006. The income tax provision for the respective three-months periods differ from the federal statutory rate primarily as a result of several significant permanent differences, amortization of the Company’s intangible assets, non-deductible stock compensation expense, and the impact of our valuation allowances.

Q. Restructuring Provision

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred a series of restructuring charges (cumulatively called the “2007 Plan”) totaling $5,782 in fiscal 2007. These restructuring charges primarily consisted of involuntary separation costs related to the reduction in force which eliminated approximately 110 positions. A gross incremental provision of $209 was recorded during the three months ended September 30, 2007 due to the elimination of one additional position and to affect an adjustment to the previous severance estimate. The restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

A gross incremental provision of $13 was recorded during fiscal 2007 to affect an adjustment to the severance estimate of the Company’s 2006 restructuring plan (the 2006 Plan). The 2006 Plan restructuring liability was fully paid out as of June 30, 2007.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2006	$433	$—	$—	$433

ACS	5,205	107	55	5,367
Visage	223	—	—	223
VSG	151	50	4	205

Total provision	5,579	157	59	5,795
Cash paid	(2,439)	(150)	(44)	(2,633)
Reversals	(287)	(7)	(15)	(309)

Restructuring liability at June 30, 2007	$3,286	$—	$—	$3,286

ACS	154	—	—	154
VSG	55	—	—	55

Total provision	209	—	—	209
Cash paid	(2,143)	—	—	(2,143)
Reversals	(168)	—	—	(168)

Restructuring liability at September 30, 2007	$1,184	$—	$—	$1,184

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, timing of such funding, risks associated with defense-related contracts, market acceptance of the our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We are a multinational provider of hardware, software and services in a diverse selection of markets with a significant concentration in the defense, aerospace and semiconductor markets. We design, manufacture and market high-performance embedded, real-time digital signal and image processing solutions. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms our systems process real-time radar, sonar, and signals intelligence data. Our systems are also used in state-of-the-art medical diagnostic imaging devices including MRI, PET, and digital X-ray, and in semiconductor imaging applications including photomask generation and wafer inspection. We provide advanced three-dimensional (3D) image processing and visualization software and optimized systems to diverse end markets including life sciences, geosciences, and simulation. We provide radio frequency (RF) products for enhanced communications capabilities in military and commercial applications. We have a development stage business poised to assist pharmaceutical and biotechnology researchers in the generation and optimization of drug molecule candidates through computational fragment-based drug design technology. Further, we entered into the Defense prime contracting market space in fiscal 2008 through the creation of a federal business group which focuses on reaching the intelligence agencies and homeland security programs.

Since we are primarily an OEM supplier to our commercial markets and conduct business with our defense customers via commercial off-the-shelf (COTS) distribution, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our product. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns of one customer do not necessarily correlate with the order patterns of another customer and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended September 30,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	36.0	44.8

Gross profit	64.0	55.2
Operating expenses:
Selling, general and administrative	39.0	42.3
Research and development	27.9	29.5
Amortization of acquired intangible assets	3.6	3.6
In-process research and development	—	6.3
Restructuring	0.1	1.3
Impairment of long-lived assets	—	0.2

Total operating expenses	70.6	83.2

Loss from operations	(6.6)	(28.0)
Other income, net	3.2	1.7

Loss before income taxes	(3.4)	(26.3)
Provision (benefit) for income taxes	3.3	(2.5)

Net loss	(6.7)%	(23.8)%

REVENUES

(in thousands)	September 30, 2007	As a % of Total Net Revenue	September 30, 2006	As a % of Total Net Revenue	$ Change	% Change
ACS	$42,198	86%	$43,225	88%	$(1,027)	(2)%
Visage	3,937	8%	3,931	8%	6	—%
VSG	2,565	5%	1,574	3%	991	63%
EBU	482	1%	217	1%	265	122%

Total revenues	$49,182	100%	$48,947	100%	$235	—%

Total revenues increased $0.2 million or less than 1% to $49.2 million during the three months ended September 30, 2007 as compared to the comparable period in fiscal 2007. International revenues represented approximately 15% and 16% of total revenues during the three months ended September 30, 2007 and 2006, respectively.

ACS revenues decreased $1.0 million or 2% during the three months ended September 30, 2007 as compared to the same period in fiscal 2007. The decrease was primarily related to a 29% decrease in commercial applications partially offset by a 22% increase in defense applications. The primary driver of the decrease in commercial application revenues was a $5.3 million decrease in sales of semiconductor applications and a $1.5 million decrease in sales of medical equipment. Contributing to the increase in defense applications was a $7.2 million increase in radar applications, offset by a $2.8 million decrease in imagery application sales. Shipments of semiconductor equipment and software represented 12% and 24% of ACS revenues during the three months ended September 30, 2007 and 2006, respectively.

Visage revenues increased minimally during the three months ended September 30, 2007 as compared to the same period in fiscal 2007. Our Visage products are continuing to gain traction with the most significant growth occurring in our 3D & PACS and Reconstruction & Visualization product lines which experienced a quarter over quarter growth of 21% and 185%, respectively. This growth was offset by the continued decline in our Professional Services and Embedded Systems product lines which experienced quarter over quarter decreases of $0.5 million or 26%; primarily driven by the disposition of the non-medical professional services product lines.

VSG revenues increased $1.0 million or 63% during the three months ended September 30, 2007 as compared to the same period in fiscal 2007. The quarter over quarter increase was primarily due to increased sales of our Amira software product. Contributing to the increased sales of Amira was increased sales of $0.2 million to one significant oil and gas customer and one significant runtime license and maintenance order that resulted in $0.1 of revenue in the current quarter.

EBU revenues increased $0.3 million or 122% during the three months ended September 30, 2007 as compared to the same period in fiscal 2007. The increase in revenue was primarily due to the acquisition of NAV3D which was acquired on September 5, 2006. Excluding NAV3D, revenue decreased by approximately 8.9%.

GROSS PROFIT

Gross profit was 64.0% for the three months ended September 30, 2007, an increase of 880 basis points from the 55.2% gross profit achieved during the same period in fiscal 2007. The increase in gross profit was primarily due to a favorable customer mix, product mix and lower excess and obsolete inventory reserve provisions driven by improvements in supply chain management.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $1.5 million or 7.2% to $19.2 million during the three months ended September 30, 2007 compared to $20.7 million during the comparable period in fiscal 2007. The decrease was primarily due to a $0.4 million decrease in legal expense, a $0.6 million decrease in employee compensation expenses, and a $0.6 million decrease in consulting expenses. These decreases were partially offset by various items including a $0.5 million increase in rent expense due to the sale and leaseback of our corporate headquarters in Chelmsford, MA. The $0.6 million decrease in employee compensation expenses was primarily driven by our restructuring in fiscal 2007 which resulted in a reduction of headcount of approximately 110; while the $0.4 million decrease in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries that was active in prior periods which were resolved in, or prior to, the first quarter of fiscal 2008 (see Note J to the Consolidated Financial Statements).

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $0.8 million or 5.5% to $13.7 million during the three months ended September 30, 2007 compared to $14.5 million during the comparable period in fiscal 2007. The decrease was partially the result of a decrease in compensation expense due to a reduction in headcount of approximately 110 employees that was attributable, in part, to our 2007 restructuring plans. Also impacting the decrease was a $1.2 million decrease in prototype and development expenses largely caused by the cancellation of several of the Cell BE research and development projects due to the restructuring of our third-party Cell BE research and development agreements. Partially offsetting these decreases was a lower number of customer funded projects to absorb research and development resources and expenses in the first quarter of fiscal 2007. Research and development activities related to the Cell BE family of products was one of the more significant research and development initiatives since its inception in fiscal 2006. The Cell BE projects accounted for approximately $2.2 million and $3.2 million of the research and development expenses during the three months ended September 30, 2007 and 2006, respectively. Research and development continues to be a focus of our business with approximately 27.9% and 29.5% of our revenues dedicated to research and development activities during the three months ended September 30, 2007 and 2006, respectively.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets remaining relatively flat during the three months ended September 30, 2007 as compared to the same period in fiscal 2007.

RESTRUCTURING EXPENSE

Restructuring expense decreased $0.6 million or 85.7% to $0.1 million during the three months ended September 30, 2007 compared to $0.7 million during the comparable period in fiscal 2007. This decrease was primarily due to the size of each of the restructuring activities incurred in the respective periods. During the three months ended September 30, 2006, the restructuring charges primarily related to the elimination of approximately 10 positions, while the restructuring charges incurred during the three months ended September 30, 2007 primarily related to the elimination of one position.

IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended September 30, 2006, we incurred an impairment charge of $0.1 million related to a non-compete agreement we determined to be impaired based upon actions taken by a former employee who was bound by the non-compete agreement. No long-lived asset impairments were identified during the three months ended September 30, 2007.

INTEREST INCOME

Interest income increased by $0.3 million to $2.1 million during the three months ended September 30, 2007 as compared to the same period in fiscal 2007. The increase in interest income was primarily related to higher combined levels of cash and cash equivalents and marketable securities quarter over quarter plus increased rates of return on our marketable securities.

INTEREST EXPENSE

Interest expense decreased $0.1 million to $0.8 million during the three months ended September 30, 2007 as compared to the same period in fiscal 2007. The decrease was primarily due to lower interest incurred due to the repayment of our mortgage notes on October 19, 2006.

OTHER INCOME (EXPENSE), NET

Other income (expense) increased $0.3 million to $0.3 million during the three months ended September 30, 2007 as compared to the same period in fiscal 2007. The increase was primarily due to the amortization of the gain earned on the sale of our corporate headquarters (see Note O to the consolidated financial statements), the realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan.

INCOME TAX PROVISION (BENEFIT)

We recorded a provision for income taxes of $1.6 million during the three months ended September 30, 2007 as compared to a benefit of $1.2 million during the same period in fiscal 2007. Our effective tax rate for the three months ended September 30, 2007 differed from the U.S. statutory tax rate of 35% primarily due to the valuation allowance recorded and the impact of certain non-tax deductible items such as amortization expense that cause us to be in an income tax expense, rather than benefit, position despite incurring a pre-tax loss during the quarter.

SEGMENT OPERATING RESULTS

Results from operations of the ACS segment increased $7.5 million during the three months ended September 30, 2007 to operating income of $3.0 million as compared to an operating loss of $4.5 million for the same period in fiscal 2007. The increase in operating results was primarily driven by a 820 basis point improvement in gross margins and lower comparative operating expenses caused, in part, by the restructuring we enacted in fiscal 2007 that resulted in the reduction in headcount of approximately 90 ACS employees.

Results from operations of the Visage segment increased $0.6 million during the three months ended September 30, 2007 to an operating loss of $2.2 million as compared to an operating loss of $2.8 million for the same period in fiscal 2007. The increase in operating results of the Visage segment was primarily related to improved margin with the segment due to a heavier concentration of software sales and a decrease in legal fees due in part to the settlement of a patent infringement lawsuit and legal actions associated with one of our German subsidiaries (see Note J to the Consolidated Financial Statements).

Results from operations of the VSG segment increased $0.9 million during the three months ended September 30, 2007 to an operating income of $0.4 million as compared to an operating loss of $0.5 million for the same period in fiscal 2007. The increase in operating results of the VSG segment was primarily related to the 63% increase in revenues with only a 7% increase in operating expenses.

Results from operations of the EBU segment increased $2.1 million during the three months ended September 30, 2007 to an operating loss of $1.7 million as compared to an operating loss of $3.8 million for the same period in fiscal 2007. The increase in results from operations was primarily due to the $3.1 million charge recorded during the three months ended September 2006 related to in-process research and development acquired in the NAV3D acquisition. Excluding this charge, results from operation of the EBU segment decreased, primarily due to increased headcount across all three reporting units within the EBU segment.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business and certain indemnification provisions (see Note J to the Consolidated Financial Statements), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the period ended	September 30, 2007	September 30, 2006
Net cash provided (used in) by operating activities	$3,962	$(5,437)
Net cash (used in) provided by investing activities	(4,530)	2,237
Net cash provided by (used in) financing activities	360	(372)
Net decrease in cash and cash equivalents	(48)	(3,643)
Cash and cash equivalents at end of period	51,245	19,340

Cash and Cash Equivalents

Our cash and cash equivalents increased by $31.9 million from September 30, 2006 to September 30, 2007, primarily as the result of the sale of our corporate headquarters in Chelmsford, Massachusetts which provided $26.4 million in cash in the fourth quarter of fiscal 2007.

During the three months ended September 30, 2007, we generated $4.0 million in cash from operations compared to $5.4 million used in operations during the same period in fiscal 2007. The $9.4 million increase in the amount of cash generated from operations was largely driven by lower comparative net losses, a $1.8 million improvement in quarter over quarter inventory fluctuations and a $5.2 million improvement in prepaid expenses and other current assets activity. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the three months ended September 30, 2007, we used $4.5 million in cash from investing activities compared to $2.2 million generated from investing activities during the same period in fiscal 2007. The decrease in cash generated from investing activities was primarily driven by two items 1) higher cash outlays for acquisitions during the current fiscal quarter, which was primarily comprised of payment of the put option related to our Biotech acquisition (see Note M to the consolidated financial statements) and 2) improved operating results which drove lower sales of our marketable securities as less of these marketable securities were needed to support operating activities.

During the three months ended September 30, 2007, we generated $0.4 million in cash from financing activities compared to $0.4 million used in financing activities during the same period in fiscal 2007. The improvement in cash flow from financing activities was primarily driven by the repayment of the mortgage notes on October 19, 2006; thus there were no principal or interest payments made during the first quarter of fiscal 2008.

During the three months ended September 30, 2007, our prime source of liquidity came from existing cash and marketable securities and the cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments, as well as interest and principal payments on our convertible debt. We do not currently have any material commitments for capital expenditures. If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

In November 1999, we completed a lending agreement with a commercial financing company, issuing two 7.30% senior secured financing notes (the “Mortgage Notes”) due November 2014. The original principal amount of the Mortgage Notes totaled $14.5 million. The Mortgage Notes were collateralized by our corporate headquarters, which consists of two buildings. The terms of the Mortgage Notes, as amended, contained certain covenants, which included the maintenance of an interest coverage ratio, certain leverage ratios and a minimum consolidated net worth. The Mortgage Notes also included significant prepayment penalties.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2007:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,194	$135	$125,059	$—	$—
Interest due on notes payable	5,010	3,549	1,461	—	—
Inventory purchase obligations	18,238	18,238	—	—	—
Supply agreement	2,205	—	—	2,205	—
Operating leases	24,538	3,751	5,805	4,119	10,863
IP Agreement	1,000	—	1,000	—	—
Other long-term liabilities	107	—	107	—	—

	$176,292	$25,673	$133,432	$6,324	$10,863

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

Inventory purchase obligations represent open non-cancelable purchase commitments for certain inventory components used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $18.2 million at September 30, 2007.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.5 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance. As of September 30, 2007, the remaining minimum commitment related to this agreement is the 35% “penalty” on the remaining inventory balances which was $2.2 million.

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

RELATED PARTY TRANSACTIONS

We have an at-will agreement with Wellness Edge, a private company owned, in part, by the daughter of our Chief Executive Officer, to manage the employee fitness center. We paid Wellness Edge approximately $0 and $9 thousand in relation to this agreement during the three months ended September 30, 2007 and fiscal 2007, respectively, and owed approximately $2 thousand and $0, respectively, under this agreement as of September 30, 2007 and June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of fiscal year 2008. The adoption did not have a material impact on our financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this SFAS No. 159; however, the adoption is not expected to have a material effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2007 to September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, management has concluded that because the material weakness in internal control over financial reporting described below, has not yet been fully remediated, our disclosure controls and procedures were not effective as of September 30, 2007. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

In our Management’s Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, management’s assessment identified a material weakness in the Company’s internal control over financial reporting relative to accounting for income taxes as of June 30, 2007. The material weakness was comprised of the following deficiencies:

•	The Company did not have effective policies and procedures regarding the preparation and review of the income tax provision.

•	The Company did not have effective policies and procedures regarding identification, research and review of technical accounting matters related to income taxes.

(b) Remediation Plan for Material Weakness

In response to the material weakness described above, the Company intends to implement a number of changes to our internal control over financial reporting relative to accounting for income taxes during fiscal year 2008 including the following:

•	Hire additional support to assist with preparing income tax related information.

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

(c) Changes in Internal Control Over Financial Reporting

Except as described below, there was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over finance reporting. During the quarter ended September 30, 2007, we continued to design enhancements to our controls and implemented a number of changes to address the reported material weakness, which include the following:

•	The Company has engaged additional support to assist with preparing income tax related information.

•	The Company has utilized an expert resource to perform a technical review relative to accounting for income taxes.

(d) Inherent Limitations on Effectiveness of Controls

Prior to the complete remediation of this material weakness, there remains risk that the processes and procedure on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, our management, including the CEO and CFO, do not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 31, 2006, we received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al (Landmark), filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with us and certain of our subsidiaries. The complaint alleges infringement by SMT of U.S. patent number 6,765,570, and seeks injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006, we notified SMT that we would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including our right to control and direct the defense of the action on behalf of SMT. In July 2007, an agreement in principle was reached to settle this litigation and on September 11, 2007, the parties reached a definitive settlement and license agreement. The definitive agreement neither admits nor denies fault and includes a royalty based license to sell products covered by U.S. patent number 6,765,570 and related patents for the life of the patents.

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

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes from the factors disclosed in our 2007 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended September 30, 2007.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
July 1-31, 2007	—	$—	$—
August 1-31, 2007	2,980	12.53	—
September 1-30, 2007	21,822	11.05	—

Total	24,802	$11.23	$—

(1)	Represents shares reacquired by the Company in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Form of Stock Option Agreement for performance stock options under the Mercury Computer Systems, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2007 (File No. 0-23599)).

10.2	First Amendment to Employment Agreement dated September 26, 2007 between Mercury Computer Systems, Inc. and Robert E. Hult (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2007 (File No. 0-23599)).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 9, 2007.

MERCURY COMPUTER SYSTEMS

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer