Form 10-Q
period 2007-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2008-02-08
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Shares of Common Stock outstanding as of January 31, 2007: 22,807,046 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$72,384	$51,293
Marketable securities	77,816	72,482
Accounts receivable, net of allowance of $751 and $769 at December 31, 2007 and June 30, 2007, respectively	43,321	36,203
Inventory	24,333	22,410
Deferred tax assets, net	361	1,637
Prepaid expenses and other current assets	5,633	9,726

Total current assets	223,848	193,751
Marketable securities	6,189	33,350
Property and equipment, net	12,243	14,764
Goodwill	97,456	94,622
Acquired intangible assets, net	11,222	14,526
Deferred tax assets, net	1,377	2,085
Other non-current assets	6,241	7,167

Total assets	$358,576	$360,265

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,120	$14,659
Accrued expenses	5,341	11,713
Accrued compensation	10,391	9,403
Accrued warranty expenses	1,996	2,508
Notes payable and current portion of capital lease obligations	124	140
Income taxes payable	2,486	1,273
Deferred revenues and customer advances	16,745	13,375

Total current liabilities	50,203	53,071
Notes payable and non-current portion of capital lease obligations	125,040	125,083
Accrued compensation	1,928	1,918
Deferred tax liabilities, net	452	392
Deferred gain on sale-leaseback	9,606	10,184
Other long-term liabilities	1,638	960

Total liabilities	188,867	191,608
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 21,663,434 and 21,415,482 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	217	214
Additional paid-in capital	96,379	89,332
Retained earnings	66,593	75,988
Accumulated other comprehensive income	6,520	3,123

Total shareholders’ equity	169,709	168,657

Total liabilities and shareholders’ equity	$358,576	$360,265

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net revenues	$52,642	$57,920	$101,824	$106,867
Cost of revenues	21,120	25,249	38,820	47,197

Gross profit	31,522	32,671	63,004	59,670
Operating expenses:
Selling, general and administrative	21,810	22,938	40,987	43,621
Research and development	13,538	15,131	27,243	29,584
Amortization of acquired intangible assets	1,829	1,777	3,631	3,549
In-process research and development	—	—	—	3,060
Restructuring	192	287	247	977
Impairment of long-lived assets	—	—	—	79

Total operating expenses	37,369	40,133	72,108	80,870

Loss from operations	(5,847)	(7,462)	(9,104)	(21,200)
Interest income	2,116	1,601	4,223	3,399
Interest expense	(840)	(1,594)	(1,685)	(2,548)
Other income (expense), net	98	2,605	401	2,622

Loss before income taxes	(4,473)	(4,850)	(6,165)	(17,727)
Income tax provision (benefit)	1,614	(3,815)	3,230	(5,039)

Net loss	$(6,087)	$(1,035)	$(9,395)	$(12,688)

Net loss per share:
Basic	$(0.28)	$(0.05)	$(0.44)	$(0.60)

Diluted	$(0.28)	$(0.05)	$(0.44)	$(0.60)

Weighted-average shares outstanding:
Basic	21,607	21,174	21,541	21,150

Diluted	21,607	21,174	21,541	21,150

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	(9,395)	$(12,688)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,878	8,939
Stock-based compensation	6,254	5,314
Tax benefit from stock options	—	46
Changes in deferred income taxes	2,026	(3,002)
Non-cash interest	423	423
Impairment of long-lived assets	—	79
In-process research and development	—	3,060
Gross tax windfall from stock-based compensation	(226)	(46)
Other non-cash expenses	(507)	100
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(6,776)	(6,697)
Inventory	(1,842)	(6,189)
Prepaid expenses and other current assets	4,151	(3,199)
Other non-current assets	224	(18)
Accounts payable and accrued expenses	(5,441)	3,637
Deferred revenues and customer advances	3,084	858
Income taxes payable	1,139	(1,715)
Other long term liabilities	679	352

Net cash provided by (used in) operating activities	1,671	(10,746)

Cash flows from investing activities:
Purchases of marketable securities	(94,815)	(60,008)
Sales and maturities of marketable securities	116,763	79,911
Acquisition of businesses, net of cash acquired	(2,400)	(1,513)
Purchases of property and equipment	(1,734)	(4,076)
Acquisition of intangible assets	—	(99)
Proceeds from life insurance policies redemption	324	—

Net cash provided by investing activities	18,138	14,215

Cash flows from financing activities:
Proceeds from employee stock plans	1,145	1,058
Gross tax windfall from stock-based compensation	226	46
Repurchases of common stock	(349)	(69)
Payments of principal under notes payable and capital lease obligations	(61)	(10,704)

Net cash provided by (used in) financing activities	961	(9,669)

Effect of exchange rate changes on cash and cash equivalents	321	(47)

Net increase (decrease) in cash and cash equivalents	21,091	(6,247)
Cash and cash equivalents at beginning of period	51,293	22,983

Cash and cash equivalents at end of period	$72,384	$16,736

Cash paid during the period for:
Interest	$1,250	$1,479
Income taxes, net	98	3,813
Early debt retirement fee	—	772
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$2,845	$790

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

B. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2007 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 608,534 shares available for future grant under the 2005 Plan at December 31, 2007.

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

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the 1997 Employee Stock Purchase Plan to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were 40,882 and 46,876 shares issued under the ESPP during the six months ended December 31, 2007 and 2006, respectively. Shares available for future purchase under the ESPP totaled 202,557 at December 31, 2007.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2006	4,836,595	$24.70	6.38
Grants	521,500	12.90
Exercises	(156,755)	5.25
Cancellations (1)	(2,217,129)	30.45

Outstanding at June 30, 2007	2,984,211	$19.39	6.26
Grants	413,000	13.67
Exercises	(91,428)	7.75
Cancellations	(114,023)	20.50

Outstanding at December 31, 2007	3,191,760	$18.94	6.56

(1)	Options exchanged as part of the Company’s shareholder-approved option exchange program, totaling 1,889,886 options, are included in the cancellations figure.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2006:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	592,596	$18.16
Granted (1)	1,002,642	11.36
Vested	(151,545)	17.61
Forfeited	(152,481)	13.21

Outstanding at June 30, 2007	1,291,212	$13.53
Granted	213,985	13.29
Vested	(145,308)	9.41
Forfeited	(94,680)	16.99

Outstanding at December 31, 2007	1,265,209	$13.70

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 472,485 awards, at a weighted-average fair value of $9.48, are included in the granted figure.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the six months ended December 31, 2007 and 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The Company uses the Black-Scholes option-pricing model to value its options. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Cost of revenues	$185	$122	$283	$51
Selling, general and administrative	2,677	2,379	4,589	4,135
Research and development	734	590	1,382	1,128

Share-based compensation expense before tax	3,596	3,091	6,254	5,314
Income tax benefit	(181)	(511)	(724)	(1,487)

Net compensation expense	$3,415	$2,580	$5,530	$3,827

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three- and six-month periods ended December 31, 2007 and 2006.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted-average fair value of options granted	$5.60	$6.77	$5.47	$6.84
Option life (1)	5 years	6 years	5 years	6 years
Risk-free interest rate (2)	3.4%	4.6%	3.5%	4.7%
Stock volatility (3)	39%	49%	40%	51%
Dividend rate	0%	0%	0%	0%

(1)	Prior to January 1, 2007, the option life was determined using the simplified method for estimating expected option life, as all options qualify as “plain-vanilla” options. After January 1, 2007, the option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three- and six-month periods ended December 31, 2007 and 2006.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted-average fair value of stock purchase rights granted	$3.38	$3.69	$3.38	$3.71
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	4.1%	5.0%	4.1%	5.0%
Stock volatility	40%	30%	40%	30%
Dividend rate	0%	0%	0%	0%

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

The election period for the exchange program expired on September 8, 2006, and on September 11, 2006, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,889,886 shares. The Company granted awards covering 472,485 shares, with an aggregate incremental value on the day of the exchange of approximately $500, in exchange for the cancelled options. The replacement awards were completely unvested at the time they were granted and will generally vest in three equal annual installments commencing on the first anniversary of the date of grant, with the exception of replacement awards granted to participating executive officers and to certain non-U.S. employees, which will vest two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant.

LONG-TERM INCENTIVE PLAN

Certain of the Corporation’s executive officers are eligible to receive awards under the Corporation’s Long-Term Incentive Plan (“LTIP”) if the Corporation’s operating income as a percentage of revenues and revenue growth year-over-year meet or exceed threshold targets established by the Compensation Committee at the beginning of a fiscal year. Target awards are calculated as a percentage of the participant’s base salary, which percentage is identical to the participant’s target bonus under the annual bonus program. Once performance targets are achieved the bonus is paid out after fiscal year end in a combination of both cash and shares of non-vested restricted common stock. The value of the shares is established by the market price on the date of issuance. No shares were issued under the LTIP during the six months ended December 31, 2007 and 2006. As of December 31, 2007 and June 30, 2007, no amounts were accrued for the LTIP.

D. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net loss—basic	$(6,087)	$(1,035)	$(9,395)	$(12,688)
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—	—	—

Adjusted net loss—for calculation of diluted loss per share	$(6,087)	$(1,035)	$(9,395)	$(12,688)

Shares used in computation of net loss per share—basic	21,607	21,174	21,541	21,150
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—	—	—
Stock option, restricted common stock and employee stock purchase plans	—	—	—	—

Shares used in computation of net loss per share—diluted	21,607	21,174	21,541	21,150

Net loss per share—basic	$(0.28)	$(0.05)	$(0.44)	$(0.60)

Net loss per share—diluted	$(0.28)	$(0.05)	$(0.44)	$(0.60)

Weighted average equity instruments to purchase 4,022,446 and 4,091,232 shares of common stock were not included in the calculation of diluted net loss per share for the three and six months ended December 31, 2007, respectively, because the equity instruments were antidilutive. Weighted average equity instruments to purchase 3,864,532 and 4,465,201 shares of common stock were not included in the calculation of diluted net loss per share for the three and six months ended December 31, 2006, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the dilutive net loss per share for the six months ended December 31, 2007 and 2006 because the equity instruments were antidilutive.

E. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

F. Comprehensive (Loss) Income

Total comprehensive (loss) income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net (loss) income	$(6,087)	$(1,035)	$(9,395)	$(12,688)
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,040	1,097	3,277	1,760
Change in unrealized gain (loss) on marketable securities	12	107	121	483

Other comprehensive (loss) income	1,052	1,204	3,398	2,243

Total comprehensive (loss) income	$(5,035)	$169	$(5,997)	$(10,445)

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

	December 31, 2007	June 30, 2007
Raw materials	$8,799	$9,806
Work in process	8,728	9,109
Finished goods	6,806	3,495

Total	$24,333	$22,410

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

	ACS	Visage	VSG	EBU	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2007
Net revenues to unaffiliated customers	$46,666	$3,026	$2,399	$551	$—	$—	$52,642
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	46,666	3,026	2,399	551	—	—	52,642
Income (loss) from operations	3,559	(3,878)	(58)	(1,874)	(3,596)	—	(5,847)
Depreciation and amortization expense	3,145	470	206	70	—	—	3,891
THREE MONTHS ENDED DECEMBER 31, 2006
Net revenues to unaffiliated customers	$50,993	$4,921	$1,779	$227	$—	$—	$57,920
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	50,993	4,921	1,779	227	—	—	57,920
(Loss) income from operations	(323)	(1,918)	(888)	(1,242)	(3,091)	—	(7,462)
Depreciation and amortization expense	3,828	487	170	48	—	—	4,533
SIX MONTHS ENDED DECEMBER 31, 2007
Net revenues to unaffiliated customers	$88,864	$6,963	$4,964	$1,033	$—	$—	$101,824
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	88,864	6,963	4,964	1,033	—	—	101,824
Income (loss) from operations	6,521	(6,118)	347	(3,600)	(6,254)	—	(9,104)
Depreciation and amortization expense	6,375	940	423	140	—	—	7,878
SIX MONTHS ENDED DECEMBER 31, 2006
Net revenues to unaffiliated customers	$94,218	$8,852	$3,353	$444	$—	$—	$106,867
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	94,218	8,852	3,353	444	—	—	$106,867
(Loss) income from operations	(4,783)	(4,679)	(1,372)	(5,052)	(5,314)	—	(21,200)
Depreciation and amortization expense	7,551	962	351	75	—	—	8,939

The geographic distribution of the Company’s revenues and long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2007
Net revenues to unaffiliated customers	$46,191	$4,491	$1,960	$—	$52,642
Inter-geographic revenues	3,080	683	150	(3,913)	—

Net revenues	49,271	5,174	2,110	(3,913)	52,642
Identifiable long-lived assets	89,007	37,695	460	—	127,162
THREE MONTHS ENDED DECEMBER 31, 2006
Net revenues to unaffiliated customers	$50,265	$6,239	$1,416	$—	$57,920
Inter-geographic revenues	1,864	72	8	(1,944)	—

Net revenues	52,129	6,311	1,424	(1,944)	57,920
Identifiable long-lived assets	111,237	37,452	365	—	149,054
SIX MONTHS ENDED DECEMBER 31, 2007
Net revenues to unaffiliated customers	$88,459	$9,931	$3,434	$—	$101,824
Inter-geographic revenues	4,753	1,139	158	(6,050)	—

Net revenues	93,212	11,070	3,592	(6,050)	101,824
Identifiable long-lived assets	89,007	37,695	460	—	127,162
SIX MONTHS ENDED DECEMBER 31, 2006
Net revenues to unaffiliated customers	$91,324	$12,874	$2,669	$—	$106,867
Inter-geographic revenues	4,215	82	14	(4,311)	—

Net revenues	95,539	12,956	2,683	(4,311)	106,867
Identifiable long-lived assets	111,237	37,452	365	—	149,054

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007		2006
Customer A (ACS)	10.9%	12.7%	*	%	13.5%
Customer B (ACS)	15.1	*	*		*

	26.0%	12.7%	—%		13.5%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

I. Goodwill and Acquired Intangible Assets

Effective July 1, 2007, the Company reorganized its segments resulting in the identification of four reportable segments (see Note H to the consolidated financial statements). As a result, goodwill was reallocated to the new reporting structure and tested for impairment as required under SFAS No. 142. No impairment was identified. The changes in the carrying amount of goodwill for the six months ended December 31, 2007 and the year ended June 30, 2007 were as follows:

	ACS	Visage	VSG	EBU	Total
JUNE 30, 2006 BALANCE	$57,512	$27,400	$6,938	$—	$91,850
Goodwill recorded	—	—	—	561	561
Foreign currency translation	131	1,660	420	—	2,211

JUNE 30, 2007 BALANCE	$57,643	$29,060	$7,358	$561	$94,622
Goodwill recorded	—	—	—	—	—
Foreign currency translation	—	2,261	573	—	2,834

DECEMBER 31, 2007 BALANCE	$57,643	$31,321	$7,931	$561	$97,456

The increase in goodwill during the six months ended December 31, 2007 consisted of an increase of $2,834 related to foreign currency translation adjustments.

The increase in goodwill during fiscal year 2007 consisted of an increase of $561 related to the acquisition by the Company of Nav3D Corporation (see Note M to the consolidated financial statements) and an increase of $2,211 related to foreign currency translation adjustments.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
DECEMBER 31, 2007
Completed technology	$17,910	$(14,102)	$3,808	3.3 years
Customer relationships	13,268	(6,502)	6,766	5.4 years
Licensing agreements, trademarks and patents	3,840	(3,203)	637	5.0 years
Assembled workforce	20	(9)	11	3.0 years

	$35,038	$(23,816)	$11,222

JUNE 30, 2007
Completed technology	$17,628	$(12,103)	$5,525	3.3 years
Customer relationships	12,824	(5,092)	7,732	5.4 years
Licensing agreements, trademarks and patents	3,813	(2,557)	1,256	5.0 years
Assembled workforce	20	(7)	13	3.0 years
Backlog	1,779	(1,779)	—	0.4 years
Non-compete agreements	145	(145)	—	3.0 years

	$36,209	$(21,683)	$14,526

The Company recorded an impairment charge of $79 during the three and six months ended December 31, 2006 related to the non-compete agreement with a former SoHard AG employee (see Note J to the consolidated financial statements).

Estimated future amortization expense for acquired intangible assets remaining at December 31, 2007 is $3,639 for fiscal 2008, $3,605 for fiscal 2009, $2,288 for fiscal 2010, $1,218 for fiscal 2011, and $472 for fiscal 2012 onward.

J. Commitments and Contingencies

LEGAL CLAIMS

On January 31, 2006, the Company received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al (Landmark), filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with the Company and certain of its subsidiaries. The complaint alleged infringement by SMT of U.S. patent number 6,765,570, and sought injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006 the Company notified SMT that it would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including the Company’s right to control and direct the defense of the action on behalf of SMT. In July 2007, an agreement in principle was reached to settle this litigation and on September 11, 2007, the parties reached a definitive settlement and license agreement. The definitive agreement neither admits nor denies fault and includes a royalty-based license to sell products covered by U.S. patent number 6,765,570 and related patents for the life of the patents.

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

K. Shareholders’ Equity

The Company has no active share repurchase programs authorized by the Board of Directors; however, the Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Approximately 4,864 and 29,666 shares were reacquired in such transactions during the three and six months ended December 31, 2007, respectively. Approximately 3,000 and 4,620 shares were reacquired in such transactions during the three and six months ended December 31, 2006, respectively.

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

	2007	2006
Beginning balance at June 30,	$2,508	$2,601
Accruals for warranties issued during the period	815	1,589
Settlements made during the period	(1,327)	(1,864)

Ending balance at December 31,	$1,996	$2,326

M. Acquisitions

As part of a continuing growth strategy, the Company, from time to time, may acquire interests, either partially or wholly, in businesses the Company deems to be at favorable market prices. The Company generally attempts to make acquisitions from which it can expand its breadth of product offerings, increase its market share and/or realize sales and marketing synergies.

Biotech

On July 25, 2006, the Company purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3,074 (including direct transaction costs of $124 and put option of $2,250). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. This put option for $2,250 along with a deferred license payment of $150 was accrued for at acquisition and included in the above-described purchase price consideration. On July 2, 2007, Biotech exercised the put option and, upon payment on August 31, 2007, the Company acquired the remaining 82% equity interest. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. Biotech is headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

Nav3D

On September 5, 2006, the Company purchased Nav3D Corporation (Nav3D) for $850 in cash (including direct transaction costs of $109), subject to certain post-closing adjustments. Nav3D works with original equipment manufacturers and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D was headquartered in San Carlos, California prior to acquisition. The results of Nav3D’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

N. Debt

Debt consisted of the following:

	December 31, 2007	June 30, 2007
Convertible senior notes payable	$125,000	$125,000
Other notes payable and capital lease obligations	164	223
Less: current portion	(124)	(140)

Total non-current notes payable and capital lease obligations	$125,040	$125,083

Convertible Senior Notes Payable

On April 29, 2004, the Company completed a private offering of $125,000 aggregate principal amount of Convertible Senior Notes (the “Notes”), which mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The Notes are unsecured, rank equally in right of payment to the Company’s existing and future unsecured senior debt, and do not subject the Company to any financial covenants.

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted if, on or prior to May 1, 2019, the closing price of the Company’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, the Notes may be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest. As of December 31, 2007, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three and six months ended December 31, 2007, respectively, additional interest expense from the amortization of these deferred financing costs totaled $212 and $423. For the three and six months ended December 31, 2006, respectively, additional interest expense from the amortization of these deferred financing costs totaled $212 and $423. The unamortized balance of deferred financing costs totaled approximately $1,128 and $1,551 as of December 31, 2007 and June 30, 2007, respectively.

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

Other Notes Payable

As of December 31, 2007, the Company had other debt consisting of $22 in notes payable for foreign subsidiaries and $142 of capital lease obligations primarily related to office equipment leases.

On September 1, 2006, the Company repaid the debt acquired in the SoHard AG acquisition which resulted in a cash payment of $705, including $64 related to prepayment penalties.

O. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2007	June 30, 2007
Computer equipment and software	$63,247	$61,725
Furniture and fixtures	7,141	7,099
Building and leasehold improvements	348	376
Machinery and equipment	1,881	1,853

	72,617	71,053
Less: accumulated depreciation and amortization	(60,374)	(56,289)

	$12,243	$14,764

Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2007 was $2,061 and $4,247, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2006 was $2,757 and $5,390, respectively.

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

P. Income Tax (Benefit) Provision

In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) was issued. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on July 1, 2007 and as a result of the adoption, the Company has recognized an increase in the liability for unrecognized tax benefits of $70. As of December 31, 2007, the Company’s reserves in unrecognized income tax benefits are as follows:

(in thousands)
Unrecognized tax benefits as of June 30, 2007	$582
Increases for previously recognized positions	186
Decreases for previously recognized positions	(264)
Increases for currently recognized positions	148

Unrecognized tax benefits as of December 31, 2007	$652

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

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did have accrued interest and did not have any accrued penalties associated with any unrecognized tax benefits. There was a minimal amount of interest recognized during the three and six months ended December 31, 2007.

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax assets in the accompanying consolidated balance sheets; however, as management has determined that it is more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income, a valuation allowance has been recorded. The valuation allowances recorded during the six months ended December 31, 2007 and 2006 were $5,952 and $575, respectively.

The Company recorded a tax expense of $1,614 during the three months ended December 31, 2007 on a loss before income taxes of $4,473 as compared to a tax benefit of $3,815 on a loss before income taxes of $4,850 for the three months ended December 31, 2006. The Company recorded a tax expense of $3,230 during the six months ended December 31, 2007 on a loss before income taxes of $6,165 as compared to a tax benefit of $5,039 on a loss before income taxes of $17,727 for the six months ended December 31, 2006. The income tax provision for the respective three and six months periods differ from the federal statutory rate primarily as a result of several significant permanent differences, including amortization of the Company’s intangible assets, non-deductible stock compensation expense, and the impact of the valuation allowances.

Q. Restructuring Provision

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred a series of restructuring charges (cumulatively called the “2007 Plan”) totaling $5,782 in fiscal 2007. These restructuring charges primarily consisted of involuntary separation costs related to the reduction in force which eliminated approximately 110 positions. A gross incremental provision of $531 was recorded during the six months ended December 31, 2007 due primarily to the elimination of two additional positions, expensing of retention bonuses and charges related to the abandonment of one of the Company’s international facilities. The restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

A gross incremental provision of $13 was recorded during fiscal 2007 to affect an adjustment to the severance estimate of the Company’s 2006 restructuring plan (the “2006 Plan”). The 2006 Plan restructuring liability was fully paid out as of June 30, 2007.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2006	$433	$—	$—	$433

ACS	5,205	107	55	5,367
Visage	223	—	—	223
VSG	151	50	4	205

Total provision	5,579	157	59	5,795
Cash paid	(2,439)	(150)	(44)	(2,633)
Reversals	(287)	(7)	(15)	(309)

Restructuring liability at June 30, 2007	$3,286	$—	$—	$3,286

ACS	296	135	45	476
VSG	55	—	—	55

Total provision	351	135	45	531
Cash paid	(3,073)	—	(45)	(3,118)
Reversals	(296)	—	—	(296)

Restructuring liability at December 31, 2007	$268	$135	$—	$403

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, timing of such funding, risks associated with defense-related contracts, market acceptance of the our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, difficulties in retaining key employees and customers, challenges in realizing the expected benefits from our early stage businesses (such as Visage Imaging) or delays in realizing such benefits and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

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

Since we are primarily an original equipment manufacturer (OEM) supplier to our commercial markets and conduct business with our defense customers via commercial off-the-shelf (COTS) distribution, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our product. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns of one customer do not necessarily correlate with the order patterns of another customer and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.1	43.6	38.1	44.2

Gross profit	59.9	56.4	61.9	55.8
Operating expenses:
Selling, general and administrative	41.4	39.6	40.3	40.8
Research and development	25.7	26.1	26.7	27.7
Amortization of acquired intangible assets	3.5	3.1	3.5	3.3
In-process research and development	—	—	—	2.9
Restructuring	0.4	0.5	0.2	0.9
Impairment of long-lived assets	—	—	—	0.1

Total operating expenses	71.0	69.3	70.7	75.7

Loss from operations	(11.1)	(12.9)	(8.8)	(19.9)
Interest and other income, net	2.6	4.5	2.8	3.3

Loss before income taxes	(8.5)	(8.4)	(6.0)	(16.6)
Provision (benefit) for income taxes	3.1	(6.6)	3.2	(4.7)

Net loss	(11.6)%	(1.8)%	(9.2)%	(11.9)%

REVENUES

(in thousands)	Three months ended December 31, 2007	As a % of Total Net Revenue	Three months ended December 31, 2006	As a % of Total Net Revenue	$ Change	% Change
ACS	$46,666	88%	$50,993	88%	$(4,327)	(8)%
Visage	3,026	6%	4,921	9%	(1,895)	(39)%
VSG	2,399	5%	1,779	3%	620	35%
EBU	551	1%	227	0%	324	143%

Total revenues	$52,642	100%	$57,920	100%	$(5,278)	(9)%

Total revenues decreased $5.3 million or 9% to $52.6 million during the three months ended December 31, 2007 as compared to the comparable period in fiscal 2007. International revenues represented approximately 14% and 13% of total revenues during the three months ended December 31, 2007 and 2006, respectively.

ACS revenues decreased $4.3 million or 8% during the three months ended December 31, 2007 as compared to the same period in fiscal 2007. The decrease in revenues was primarily related to an overall downturn in our commercial businesses including a $0.9 million decrease in sales to our life sciences imaging equipment customers, a $1.9 million decrease in sales related to three semiconductor equipment customers and a $1.6 million decrease in sales related to one telecommunications customer. The decrease in sales related to one of our significant telecommunications customers is largely reflective of a significant development program that was underway in fiscal 2007 that was completed in the first quarter of fiscal 2008. The decline in commercial markets sales was partially offset by increases in various defense market application sales.

Visage revenues decreased $1.9 million or 39% during the three months ended December 31, 2007 as compared to the same period in fiscal 2007. The decrease is primarily driven by a decline in our legacy product line, including a $1.2 million decrease in sales of our Magic Web software, a $0.4 million decrease in sales in our Professional Services and Embedded Systems product lines and a $0.4 million decline in sales of our medical research software called Amira. Our 3D & Picture Archiving and Communication System (PACS) product lines and Reconstruction & Visualization product lines had slight growth of $0.1 million over the same period. Visage is currently in a transition stage in which its legacy professional services and 2D software business is declining and due to delays in signing several key OEM agreements and delays in launching our direct sales initiative, the business’s new products, including Client Server (CS), have not obtained market traction.

VSG revenues increased $0.6 million or 35% during the three months ended December 31, 2007 as compared to the same period in fiscal 2007. The increase in revenues was primarily related to an increase in runtime license and runtime maintenance sales related to the Open Inventor product line.

EBU revenues increased $0.3 million or 143% during the three months ended December 31, 2007 as compared to the same period in fiscal 2007. The increase in revenue was primarily due to the acquisition of NAV3D which was acquired on September 5, 2006 and a 74% increase in sales of our Vistanav product line in large part due to the launch of the latest model.

(in thousands)	Six months ended December 31, 2007	As a % of Total Net Revenue	Six months ended December 31, 2006	As a % of Total Net Revenue	$ Change	% Change
ACS	$88,864	87%	$94,218	89%	$(5,354)	(6)%
Visage	6,963	7%	8,852	8%	(1,889)	(21)%
VSG	4,964	5%	3,353	3%	1,611	48%
EBU	1,033	1%	444	0%	589	133%

Total revenues	$101,824	100%	$106,867	100%	$(5,043)	(5)%

Total revenues decreased $5.0 million or 5% to $101.8 million during the six months ended December 31, 2007 as compared to the comparable period in fiscal 2007. International revenues represented approximately 14% and 15% of total revenues during the three months ended December 31, 2007 and 2006, respectively.

ACS revenues decreased $5.4 million or 6% during the six months ended December 31, 2007 as compared to the same period in fiscal 2007. The decrease in revenues was primarily related to an overall downturn in our commercial businesses including a $5.6 million decrease in sales to three semiconductor equipment customers and a $2.2 million decrease in sales to one telecommunications customer. The decrease in sales related to one of our significant telecommunications customers is largely reflective of a significant development program that was underway in fiscal 2007 that was completed in the first quarter of fiscal 2008. The decline in commercial markets sales was partially offset by increases in various defense market application sales.

Visage revenues decreased $1.9 million or 21% during the six months ended December 31, 2007 as compared to the same period in fiscal 2007. The decrease is primarily driven by a decline in our legacy product line, including a $1.0 million decrease in sales of our Magic Web software, a $0.9 million decrease in sales in our Professional Services and Embedded Systems product lines and a $0.5 million decline in sales of our medical research software called Amira. This decrease was partially offset by a $0.5 million increase in sales of our 3D & Picture Archiving and Communication System (PACS) product lines and Reconstruction & Visualization product lines which grew $0.4 million and $0.1 million, respectively. We expect our legacy business will continue to decrease over the near term as we focus our investment in our new Visage Product lines.

VSG revenues increased $1.6 million or 48% during the six months ended December 31, 2007 as compared to the same period in fiscal 2007. The increase in revenues was primarily related to an increase in runtime license and maintenance sales of our Open Inventor product line.

EBU revenues increased $0.6 million or 133% during the six months ended December 31, 2007 as compared to the same period in fiscal 2007. The increase in revenue was primarily due to the acquisition of NAV3D which was acquired on September 5, 2006 and a 33% increase in sales of our Vistanav product line in large part due to the launch of the latest model.

GROSS PROFIT

Gross profit was 59.9% for the three months ended December 31, 2007, an increase of 350 basis points from the 56.4% gross profit achieved during the same period in fiscal 2007. The increase in gross profit was primarily due to a favorable customer mix, product mix and lower excess and obsolete inventory provisions driven by improvements in supply chain management.

Gross profit was 61.9% for the six months ended December 31, 2007, an increase of 610 basis points from the 55.8% gross profit achieved during the same period in fiscal 2007. The increase in gross profit was primarily due to a favorable customer mix, product mix and lower excess and obsolete inventory provisions driven by improvements in supply chain management.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $1.1 million or 5% to $21.8 million during the three months ended December 31, 2007 compared to $22.9 million during the comparable period in fiscal 2007. The decrease was driven by across the board decreases with the most significant being due to a $0.4 million decrease in legal expense, a $0.3 million decrease in depreciation expense and a $0.2 million decrease in consulting expenses. The $0.4 million decrease in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries that was active in prior periods which were resolved in, or prior to, the first quarter of fiscal 2008 (see Note J to the Consolidated Financial Statements). These decreases were partially offset by various items including a $0.6 million increase in employee compensation expense driven largely by higher comparative bonus expense caused primarily by the reversal of several bonus accruals during the three months ended December 31, 2006 due, in part, to a lower anticipated rate of attainment of performance bonus goals and a $0.5 million increase in rent expense due to the sale and leaseback of our corporate headquarters in Chelmsford, MA.

Selling, general and administrative expenses decreased $2.6 million or 6% to $41.0 million during the six months ended December 31, 2007 compared to $43.6 million during the comparable period in fiscal 2007. The decrease was primarily due to a $0.8 million decrease in legal expense, a $0.6 million decrease in depreciation expense, and a $0.8 million decrease in consulting expenses. The $0.8 million decrease in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries that was active in prior periods which were resolved in, or prior to, the first quarter of fiscal 2008 (see Note J to the Consolidated Financial Statements). These decreases were partially offset primarily by a $1.0 million increase in rent expense due to the sale and leaseback of our corporate headquarters in Chelmsford, MA.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $1.6 million or 11% to $13.5 million during the three months ended December 31, 2007 compared to $15.1 million during the comparable period in fiscal 2007. The decrease was primarily due to a $1.2 million decrease in prototype and development expenses largely caused by restructuring of our third-party Cell BE research and development agreements. Research and development activities related to the Cell BE family of products were one of our more significant research and development initiatives since its inception in fiscal 2006. The Cell BE projects accounted for approximately $1.8 million and $3.7 million of the research and development expenses during the three months ended December 31, 2007 and 2006, respectively. Research and development continues to be a focus of our business with approximately 25.7% and 26.1% of our revenues dedicated to research and development activities during the three months ended December 31, 2007 and 2006, respectively.

Research and development expenses decreased $2.4 million or 8% to $27.2 million during the six months ended December 31, 2007 compared to $29.6 million during the comparable period in fiscal 2007. The decrease was partially the result of a decrease in compensation expense due to a reduction in headcount that was due, in part, to our 2007 restructuring plans. Also impacting the decrease was a $2.5 million decrease in prototype and development expenses largely caused by the cancellation of several of the Cell BE research and development projects due to the restructuring of our third-party Cell BE research and development agreements. Partially offsetting these decreases was a lower number of engineering project arrangements with our customers to absorb research and development resources and expenses in the first half of fiscal 2008. Research and development activities related to the Cell BE family of products were one of the more significant research and development initiatives since its inception in fiscal 2006. The Cell BE projects accounted for approximately $4.0 million and $6.9 million of the research and development expenses during the six months ended December 31, 2007 and 2006, respectively. Research and development continues to be a focus of our business with approximately 26.7% and 27.7% of our revenues dedicated to research and development activities during the six months ended December 31, 2007 and 2006, respectively.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets remained relatively flat during the three and six months ended December 31, 2007 as compared to the same period in fiscal 2007.

RESTRUCTURING EXPENSE

Restructuring expense decreased $0.1 million or 33% to $0.2 million during the three months ended December 31, 2007 compared to $0.3 million during the comparable period in fiscal 2007. This decrease was primarily due to the size of each of the restructuring activities incurred in the respective periods. During the three months ended December 31, 2006, the restructuring charges primarily related to the elimination of approximately one position and the accrual of severance costs for numerous severed employees, while the restructuring charges incurred during the three months ended December 31, 2007 primarily related to the elimination of two positions, the severance costs accrual for numerous severed employees and the abandonment of one of our international facilities.

Restructuring expense decreased $0.8 million or 80% to $0.2 million during the six months ended December 31, 2007 compared to $1.0 million during the comparable period in fiscal 2007. This decrease was primarily due to the size of each of the restructuring activities incurred in the respective periods. During the six months ended December 31, 2006, the restructuring charges primarily related to the elimination of approximately 11 positions and the accrual of severance costs for numerous severed employees, while the restructuring charges incurred during the six months ended December 31, 2007 primarily related to the elimination of two positions, the severance costs accrual for numerous severed employees and the abandonment of one of our international facilities.

IMPAIRMENT OF LONG-LIVED ASSETS

During the six months ended December 31, 2006, we incurred an impairment charge of $0.1 million related to a non-compete agreement we determined to be impaired based upon actions taken by a former employee who was bound by the non-compete agreement. No long-lived asset impairments were identified during the three months ended December 31, 2006 nor during the three or six months ended December 31, 2007.

INTEREST INCOME

Interest income increased by $0.5 million to $2.1 million during the three months ended December 31, 2007 as compared to the same period in fiscal 2007. The increase in interest income was primarily related to higher combined levels of cash and cash equivalents and marketable securities quarter over quarter plus increased rates of return on our marketable securities.

Interest income increased by $0.8 million to $4.2 million during the six months ended December 31, 2007 as compared to the same period in fiscal 2007. The increase in interest income was primarily related to higher combined levels of cash and cash equivalents and marketable securities quarter over quarter plus increased rates of return on our marketable securities.

INTEREST EXPENSE

Interest expense decreased $0.8 million to $0.8 million during the three months ended December 31, 2007 as compared to the same period in fiscal 2007. Interest expense decreased $0.9 million to $1.7 million during the six months ended December 31, 2007 as compared to the same period in fiscal 2007. The decreases during both periods were primarily due to lower interest incurred due to the repayment of our mortgage notes on October 19, 2006.

OTHER INCOME (EXPENSE), NET

Other income (expense) decreased $2.5 million to $0.1 million during the three months ended December 31, 2007 as compared to the same period in fiscal 2007. Other income (expense) decreased $2.2 million to $0.4 million during the six months ended December 31, 2007 as compared to the same period in fiscal 2007. The decreases in both periods were primarily driven by the $2.4 million of cash received during the three months ended December 31, 2006 as a result of the legal settlement with a former employee and a related company (see Note J to the consolidated financial statements). Also impacting other income (expense) was the amortization of the gain earned on the sale of our corporate headquarters (see Note O to the consolidated financial statements), the realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan.

INCOME TAX PROVISION (BENEFIT)

We recorded a provision for income taxes of $1.6 million during the three months ended December 31, 2007 as compared to a benefit of $3.8 million during the same period in fiscal 2007. We recorded a provision for income taxes of $3.2 million during the six months ended December 31, 2007 as compared to a benefit of $5.0 million during the same period in fiscal 2007. Our effective tax rate for the three and six months ended December 31, 2007 differed from the U.S. statutory tax rate of 35% primarily due to the valuation allowance recorded and the impact of certain non-tax deductible items such as amortization expense and non-deductible stock compensation expense that cause us to be in an income tax expense, rather than benefit, position despite incurring a pre-tax loss during the quarter.

SEGMENT OPERATING RESULTS

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
ACS income (loss) from operations	$3,559	$(323)	$6,521	$(4,783)
Visage loss from operations	(3,878)	(1,918)	(6,118)	(4,679)
VSG (loss) income from operations	(58)	(888)	347	(1,372)
EBU loss from operations	(1,874)	(1,242)	(3,600)	(5,052)

Results from operations of the ACS segment increased $3.9 million during the three months ended December 31, 2007 to operating income of $3.6 million as compared to the same period in fiscal 2007. The increase in operating results was primarily driven by a $2.4 million decrease in research and development expenses due, in part, to $1.9 million in lower expenses related to the Cell BE processor development.

Results from operations of the ACS segment increased $11.3 million during the six months ended December 31, 2007 to operating income of $6.5 million as compared to the same period in fiscal 2007. The increase in operating results was primarily driven by a 660 basis point improvement in gross margins caused by customer mix and decreased warranty provisions and inventory write-offs. Also contributing to the increase in operating results was a $4.2 million decrease in research and development expenses due, in part, to $2.9 million in lower expenses related to the Cell BE processor development.

Results from operations of the Visage segment decreased $2.0 million during the three months ended December 31, 2007 to an operating loss of $3.9 million as compared to the same period in fiscal 2007. The decrease in operating results of the Visage segment was primarily related to the 39% decrease in revenue.

Results from operations of the Visage segment decreased $1.4 million for the six months ended December 31, 2007 to an operating loss of $6.1 million as compared to the same period in fiscal year 2007. The decrease in operating results of the Visage segment was primarily related to the 21% decrease in revenues.

Results from operations of the VSG segment increased $0.8 million during the three months ended December 31, 2007 to an operating loss of $0.1 million as compared to an operating loss of $0.9 million for the same period in fiscal 2007. The increase in operating results was impacted by several items including a $0.4 million cut in administrative expenses partially offset by increases in research and development and increases in sales and marketing headcount to develop the new Avizo product which was launched in November 2007 and to strengthen the US-based sales team.

Results from operations of the VSG segment increased $1.7 million during the six months ended December 31, 2007 to an operating income of $0.3 million as compared to an operating loss of $1.4 million for the same period in fiscal 2007. The increase in operating results was impacted by several items including an increase in gross margin of $1.7 million driven primarily by an increase in revenue with minimal change in cost of revenue.

Results from operations of the EBU segment decreased $0.7 million during the three months ended December 31, 2007 to an operating loss of $1.9 million as compared to an operating loss of $1.2 million for the same period in fiscal 2007. The decrease in results from operations was primarily due to increased headcount across all three reporting units within the EBU segment which were the primary driver for the increased research and development expenses in the biotech reporting group and increased sales and marketing expenses in our federal reporting group.

Results from operations of the EBU segment increased $1.5 million during the six months ended December 31, 2007 to an operating loss of $3.6 million as compared to an operating loss of $5.1 million for the same period in fiscal 2007. The increase in results from operations was primarily due to the $3.1 million charge recorded during the three months ended September 2006 related to in-process research and development acquired in the NAV3D acquisition. Excluding this charge, results from operation of the EBU segment decreased, primarily due to increased headcount across all three reporting units within the EBU segment.

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

LIQUIDITY AND CAPITAL RESOURCES

As of and for the six months ended	December 31, 2007	December 31, 2006
Net cash provided by (used in) operating activities	$1,671	$(10,746)
Net cash provided by investing activities	18,138	14,215
Net cash provided by (used in) financing activities	961	(9,669)
Net increase (decrease) in cash and cash equivalents	21,091	(6,247)
Cash and cash equivalents at end of period	72,384	16,736

Cash and Cash Equivalents

Our cash and cash equivalents increased by $55.6 million from December 31, 2006 to December 31, 2007, primarily as the result of the sale of our corporate headquarters in Chelmsford, Massachusetts which provided $26.4 million in cash in the fourth quarter of fiscal 2007 and the conversion of $35.8 million of our marketable securities into cash and cash equivalents during the same period.

During the six months ended December 31, 2007, we generated $1.7 million in cash from operations compared to $10.7 million used in operations during the same period in fiscal 2007. The $12.4 million increase in the amount of cash generated from operations was largely driven by lower comparative net losses, a $4.3 million improvement in inventory fluctuations, a $7.4 million improvement in prepaid expenses and other current assets activity, partially offset by a $9.1 million increase in accounts payable and accrued expenses. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the six months ended December 31, 2007, we generated $18.1 million in cash from investing activities compared to $14.2 million generated from investing activities during the same period in fiscal 2007. The increase in cash generated from investing activities was primarily driven by increased sales of our marketable securities and lower cash outlays on capital expenditures.

During the six months ended December 31, 2007, we generated $1.0 million in cash from financing activities compared to $9.7 million used in financing activities during the same period in fiscal 2007. The improvement in cash flow from financing activities was primarily driven by the repayment of the mortgage notes on October 19, 2006; thus, there were no principal or interest payments made during the first half of fiscal 2008.

During the six months ended December 31, 2007, our prime source of liquidity came from existing cash and marketable securities and the cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments, as well as interest and principal payments on our convertible debt. We do not currently have any material commitments for capital expenditures. If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

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

The terms of our convertible senior notes contain certain contingent conversion provisions. Under certain circumstances, the notes will be convertible into our common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the convertible notes may be converted if, on or prior to May 1, 2019, the closing price of our common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of our common stock exceeds $36.28. The notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The convertible notes mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The convertible notes are unsecured, rank equally in right of payment to our existing and future senior debt, and do not subject us to any financial covenants. The holders may require us to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if our common stock is neither listed nor approved for trading on specified markets. At our option, we may redeem any of the convertible notes on or after May 1, 2009 at a price equal to 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest.

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2007:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,164	$124	$125,040	$—	$—
Interest due on notes payable	3,966	2,923	1,043	—	—
Inventory purchase obligations	18,725	18,725	—	—	—
Supply agreement	2,179	—	—	2,179	—
Operating leases	27,052	4,204	6,823	5,736	10,289
IP Agreement	100	100	—	—	—
Other long-term liabilities	111	—	111	—	—

	$177,297	$26,076	$133,017	$7,915	$10,289

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

Inventory purchase obligations represent open non-cancelable purchase commitments for certain inventory components used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $18.7 million at December 31, 2007.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.5 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2007, the remaining minimum commitment related to this agreement is the 35% “penalty” on the remaining inventory balances which was $2.2 million.

In September 2006, we entered into a License Agreement (“IP Agreement”) with a third party to obtain an exclusive license to certain intellectual property (IP). This license required an initial upfront payment of $0.1 million and varying royalty payments to be based on future sales of product containing the IP. If the running royalty payments do not equal or exceed $1.0 million (the “Minimum Royalty”) by September 1, 2008, we must pay the shortfall between the two amounts unless certain events occur. Upon the occurrence of these events, which are largely within our control, the license may be rendered non-exclusive. If the license is rendered non-exclusive, the running royalty payment rate increases, the Minimum Royalty amount decreases to $0.1 million and we will become obligated to reimburse the third party for 50% of all patent costs incurred by the third party moving forward from the date the license was rendered non-exclusive. As of December 31, 2007, $0.1 million was accrued for related to this agreement.

Our standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with certain intellectual property infringement claims by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited.

RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2007, we did not engage in any significant related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, Yen and British Pound, could adversely affect our financial results. Sales generated by our foreign subsidiaries are primarily denominated in foreign currencies. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. The translation of our intercompany receivables and foreign entities assets and liabilities are recorded as accumulative other comprehensive income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at December 31, 2007 is related primarily to our investment portfolio. Our investment portfolio includes fixed-rate debt instruments (including auction rate securities) of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and we generally limit the amount of credit exposure to any one issuer.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, management has concluded that because the material weakness in internal control over financial reporting described below, has not yet been fully remediated, our disclosure controls and procedures were not effective as of December 31, 2007. Notwithstanding the existence of the material weakness described below, management has concluded that, based on their knowledge, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

(b) Remediation Plan for Material Weakness

In response to the material weakness described above, the Company intends to implement a number of changes to our internal control over financial reporting relative to accounting for income taxes during fiscal year 2008, including the following:

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below.

As of December 31, 2007, we have not fully remediated the material weakness described above. We have continued to engage additional support to assist with preparing income tax related information and we have continued to utilize an expert resource to perform a technical review relative to accounting for income taxes. As we may be unable to confirm fully whether we have remediated this material weakness until preparation of our year end tax provision, we anticipate that this material weakness may continue to exist through the end of our fiscal year ending June 30, 2008.

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

We are also subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes from the factors disclosed in our 2007 Annual Report on Form 10-K, other than the addition of the following:

We may be unable to successfully grow our early stage businesses, which could adversely affect our overall business and results of operations.

While we have historically derived a substantial portion of our revenue from our Advanced Computing Solutions business, our future success will depend in part on our ability to grow our other business units. These other businesses include Visage Imaging (focusing on software and systems for medical diagnostic imaging and visualization and picture archival), our Visualization Sciences Group (focusing on software for oil and gas exploration), and our Emerging Businesses (focusing on biotechnology, prime defense and aircraft navigation). These businesses are all at a relatively early stage of development, including Visage Imaging, which is currently in a transitional phase of launching new product lines while its legacy product line declines in sales. As a result, we are subject to the risks associated with early stage businesses, including:

•	difficulties in developing new products or services;

•	delays in launching new products and sales initiatives;

•	challenges in entering new markets, developing sales channels, and gaining customer acceptance and market share;

•	competition; and

•	unanticipated costs.

If we are unable to successfully anticipate and address these risks, we may not realize the expected benefits from these businesses or our realization of those benefits may be delayed, which could negatively impact our overall business and operating results.

In addition, these other businesses may divert management’s attention and resources from our core business, which could adversely affect our results of operations. Conversely, these other businesses may suffer if we are unable to allocate adequate management time and resources to their development.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended December 31, 2007.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
October 1-31, 2007	—	$—	$—
November 1-30, 2007	4,864	14.47	—
December 1-31, 2007	—	—	—

Total	4,864	$14.47	$—

(1)	Represents shares reacquired by the Company in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 2007, the Company held a Special Meeting in Lieu of the 2007 Annual Meeting of Shareholders (the “Meeting”). At the Meeting, Dr. Albert P. Belle Isle, Lee C. Steele, and Dr. Richard P. Wishner were elected as directors for terms ending in 2010. The voting results were as follows:

Dr. Albert P. Belle Isle	For 19,693,523	Withheld 429,708
Lee C. Steele	For 19,448,342	Withheld 674,889
Dr. Richard P. Wishner	For 18,780,628	Withheld 1,342,603

The terms of the following directors continued after the meeting: Dr. Gordon B. Baty, George W. Chamillard, Sherman N. Mullin, James R. Bertelli, Russell K. Johnsen, and Vincent Vitto.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

3.1	By-laws of Mercury Computer Systems, Inc., as amended through September 22, 2004 (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed on November 1, 2004 (File No. 0-23599)).

3.2	Amendment to By-Laws of Mercury Computer Systems, Inc. dated December 17, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 20, 2007 (File No. 0-23599)).

10.1	Employment Agreement, dated as of November 19, 2007, by and between Mercury Computer Systems, Inc. and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2007 (File No. 0-23599)).

10.2	Second Amendment to Employment Agreement, dated as of December 14, 2007, by and between Mercury Computer Systems, Inc. and Robert E. Hult (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2007 (File No. 0-23599)).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 8, 2008.

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer