Form 10-Q
period 2008-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2008-05-08
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

978-256-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐                                          Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Shares of Common Stock outstanding as of April 29, 2008:22,746,758 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$113,994	$51,293
Marketable securities	—	72,482
Accounts receivable, net of allowance of $784 and $769 at March 31, 2008 and June 30, 2007, respectively	37,958	36,203
Inventory	28,634	22,410
Deferred tax assets, net	361	1,637
Prepaid expenses and other current assets	6,059	9,726

Total current assets	187,006	193,751
Marketable securities	48,147	33,350
Property and equipment, net	11,233	14,764
Goodwill	99,868	94,622
Acquired intangible assets, net	9,554	14,526
Deferred tax assets, net	471	2,085
Other non-current assets	5,959	7,167

Total assets	$362,238	$360,265

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,848	$14,659
Accrued expenses	7,584	11,713
Accrued compensation	12,317	9,403
Accrued warranty expenses	1,950	2,508
Notes payable and current portion of capital lease obligations	106	140
Income taxes payable	2,182	1,273
Deferred revenues and customer advances	19,838	13,375

Total current liabilities	56,825	53,071
Notes payable and non-current portion of capital lease obligations	125,029	125,083
Accrued compensation	1,735	1,918
Deferred tax liabilities, net	482	392
Deferred gain on sale-leaseback	9,316	10,184
Other long-term liabilities	1,419	960

Total liabilities	194,806	191,608
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 21,721,681 and 21,415,482 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	217	214
Additional paid-in capital	99,371	89,332
Retained earnings	60,954	75,988
Accumulated other comprehensive income	6,890	3,123

Total shareholders’ equity	167,432	168,657

Total liabilities and shareholders’ equity	$362,238	$360,265

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net revenues	$56,514	$57,347	$158,338	$164,214
Cost of revenues	24,031	25,794	62,851	72,990

Gross profit	32,483	31,553	95,487	91,224
Operating expenses:
Selling, general and administrative	21,889	22,192	62,878	65,815
Research and development	14,495	15,973	41,738	45,557
Amortization of acquired intangible assets	1,842	1,876	5,473	5,425
In-process research and development	—	—	—	3,060
Restructuring	1,232	43	1,478	1,020
Impairment of long-lived assets	—	—	—	79

Total operating expenses	39,458	40,084	111,567	120,956

Loss from operations	(6,975)	(8,531)	(16,080)	(29,732)
Interest income	1,545	1,542	5,768	4,941
Interest expense	(839)	(846)	(2,524)	(3,394)
Other income (expense), net	604	(228)	1,006	2,395

Loss before income taxes	(5,665)	(8,063)	(11,830)	(25,790)
Income tax (benefit) provision	(26)	(2,649)	3,204	(7,688)

Net loss	$(5,639)	$(5,414)	$(15,034)	$(18,102)

Net loss per share:
Basic	$(0.26)	$(0.25)	$(0.70)	$(0.85)

Diluted	$(0.26)	$(0.25)	$(0.70)	$(0.85)

Weighted-average shares outstanding:
Basic	21,689	21,255	21,590	21,185

Diluted	21,689	21,255	21,590	21,185

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,034)	$(18,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,132	13,667
Stock-based compensation	9,412	8,020
Tax benefit from stock options	—	63
Changes in deferred income taxes	2,948	(4,886)
Non-cash interest	634	634
Impairment of long-lived assets	—	79
In-process research and development	—	3,060
Gross tax windfall from stock-based compensation	(226)	(63)
Other non-cash expenses	(796)	20
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(830)	(9,017)
Inventory	(6,012)	(6,106)
Prepaid expenses and other current assets	3,767	(5,306)
Other non-current assets	358	(81)
Accounts payable and accrued expenses	(1,991)	2,366
Deferred revenues and customer advances	5,860	931
Income taxes payable	780	(2,954)
Other long term liabilities	259	317

Net cash provided by (used in) operating activities	11,261	(17,358)

Cash flows from investing activities:
Purchases of marketable securities	(122,776)	(78,849)
Sales and maturities of marketable securities	178,325	118,419
Acquisition of businesses, net of cash acquired	(2,400)	(1,513)
Purchases of property and equipment	(3,016)	(6,297)
Acquisition of intangible assets	—	(99)
Proceeds from life insurance policies redemption	324	—

Net cash provided by investing activities	50,457	31,661

Cash flows from financing activities:
Proceeds from employee stock plans	1,146	1,083
Gross tax windfall from stock-based compensation	226	63
Repurchases of common stock	(516)	(340)
Payments of principal under notes payable and capital lease obligations	(91)	(10,478)

Net cash provided by (used in) financing activities	765	(9,672)

Effect of exchange rate changes on cash and cash equivalents	218	138

Net increase in cash and cash equivalents	62,701	4,769
Cash and cash equivalents at beginning of period	51,293	22,983

Cash and cash equivalents at end of period	$113,994	$27,752

Cash paid during the period for:
Interest	$1,252	$2,105
Income taxes, net	98	3,332
Early debt retirement fee	—	772
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$3,155	$1,120

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) is a diversified multinational company that designs, manufactures and services high-performance embedded computer systems and software for specialized computing markets. We reorganized our segments during the first quarter of fiscal 2008 to achieve greater efficiencies and productivity. Consequently, the five business units from fiscal 2007 are no longer managed as separate segments. For fiscal 2008, the Company is organized in four business units: Advanced Computer Solutions—which primarily focuses on aerospace, defense and semiconductor markets; Visage Imaging—which focuses on software and systems for medical diagnostic imaging & visualization and picture archival; Visualization Sciences Group—which focuses on software for oil and gas exploration; and Emerging Businesses Unit—which includes our development stage businesses targeting the biotechnology, prime defense and aircraft navigation markets.

B. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2007 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 459,961 shares available for future grant under the 2005 Plan at March 31, 2008.

The number of shares authorized for issuance under the Company’s 1997 Stock Option Plan (the “1997 Plan”) is 8,650,000 shares, of which 100,000 shares may be issued pursuant to restricted stock grants. The 1997 Plan provides for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of zero to six years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan. The foregoing action did not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the ESPP to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were 40,882 and 46,876 shares issued under the ESPP during the nine months ended March 31, 2008 and 2007, respectively. Shares available for future purchase under the ESPP totaled 202,557 at March 31, 2008.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2006	4,836,595	$24.70	6.38
Grants	521,500	12.90
Exercises	(156,755)	5.25
Cancellations (1)	(2,217,129)	30.45

Outstanding at June 30, 2007	2,984,211	$19.39	6.26
Grants	638,000	11.21
Exercises	(91,428)	7.75
Cancellations	(164,577)	19.48

Outstanding at March 31, 2008	3,366,206	$18.15	6.29

(1)	Options exchanged as part of the Company’s shareholder-approved option exchange program, totaling 1,889,886 options, are included in the cancellations figure.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2006:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	592,596	$18.16
Granted (1)	1,002,642	11.36
Vested	(151,545)	17.61
Forfeited	(152,481)	13.21

Outstanding at June 30, 2007	1,291,212	$13.53
Granted	247,485	12.75
Vested	(227,036)	12.09
Forfeited	(145,662)	15.44

Outstanding at March 31, 2008	1,165,999	$13.40

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 472,485 awards, at a weighted-average fair value of $9.48, are included in the granted figure.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The Company uses the Black-Scholes option-pricing model to value its options. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Cost of revenues	$245	$164	$528	$215
Selling, general and administrative	2,178	1,992	6,767	6,127
Research and development	735	550	2,117	1,678

Share-based compensation expense before tax	3,158	2,706	9,412	8,020
Income tax benefit	(230)	(1,413)	(953)	(3,331)

Net compensation expense	$2,928	$1,293	$8,459	$4,689

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-and nine-month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted-average fair value of options granted	$2.80	$6.40	$4.53	$6.81
Option life (1)	5 years	6 years	5 years	6 years
Risk-free interest rate (2)	2.6%	4.7%	3.2%	4.7%
Stock volatility (3)	44%	49%	41%	50%
Dividend rate	0%	0%	0%	0%

(1)	Prior to January 1, 2007, the option life was determined using the simplified method for estimating expected option life, as all options qualify as “plain-vanilla” options. After January 1, 2007, the option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three-and nine-month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted-average fair value of stock purchase rights granted	$6.10	$3.29	$4.23	$3.55
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	1.5%	5.1%	3.3%	5.0%
Stock volatility	85%	31%	54%	30%
Dividend rate	0%	0%	0%	0%

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

LONG-TERM INCENTIVE PLAN

Certain of the Company’s executive officers are eligible to receive awards under the Company’s Long-Term Incentive Plan (“LTIP”) if the Company’s operating income as a percentage of revenues and revenue growth year-over-year meet or exceed threshold targets established by the Compensation Committee at the beginning of a fiscal year. Target awards are calculated as a percentage of the participant’s base salary, which percentage is identical to the participant’s target bonus under the annual bonus program. Once performance targets are achieved the bonus is paid out after fiscal year end in a combination of both cash and shares of non-vested restricted common stock. The value of the shares is established by the market price on the date of issuance. No shares were issued under the LTIP during the nine months ended March 31, 2008 and 2007. As of March 31, 2008 and June 30, 2007, no amounts were accrued for the LTIP.

D. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net loss—basic	$(5,639)	$(5,414)	$(15,034)	$(18,102)
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—	—	—

Adjusted net loss—for calculation of diluted loss per share	$(5,639)	$(5,414)	$(15,034)	$(18,102)

Shares used in computation of net loss per share—basic	21,689	21,255	21,590	21,185
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—	—	—
Stock option, restricted common stock and employee stock purchase plans	—	—	—	—

Shares used in computation of net loss per share—diluted	21,689	21,255	21,590	21,185

Net loss per share—basic	$(0.26)	$(0.25)	$(0.70)	$(0.85)

Net loss per share—diluted	$(0.26)	$(0.25)	$(0.70)	$(0.85)

Weighted average equity instruments to purchase 4,242,879 and 4,141,780 shares of common stock were not included in the calculation of diluted net loss per share for the three and nine months ended March 31, 2008, respectively, because the equity instruments were antidilutive. Weighted average equity instruments to purchase 3,853,392 and 4,466,250 shares of common stock were not included in the calculation of diluted net loss per share for the three and nine months ended March 31, 2007, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the dilutive net loss per share for the three and nine months ended March 31, 2008 and 2007 because the equity instruments were antidilutive.

E. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 14R”) which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS 157 and has not yet determined the impact that the adoption of SFAS 157 will have on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159; however, the adoption is not expected to have a material effect on its financial condition or results of operations.

In August 2007, the FASB released proposed Financial Statement of Position APB 14-a, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-a, if adopted as proposed, would significantly impact the accounting associated with the Company’s convertible senior notes. This FSP would require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to the proposed retrospective accounting treatment. The proposed FSP was issued for a 45-day comment period. It is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008. The Company would not be required to adopt this FSP until the first quarter of fiscal 2010.

F. Comprehensive (Loss) Income

Total comprehensive (loss) income was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net loss	$(5,639)	$(5,414)	$(15,034)	$(18,102)
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,625	154	5,903	637
Change in unrealized gain (loss) on marketable securities	(2,257)	449	(2,136)	2,208

Other comprehensive (loss) income	368	603	3,767	2,845

Total comprehensive (loss) income	$(5,271)	$(4,811)	$(11,267)	$(15,257)

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

	March 31, 2008	June 30, 2007
Raw materials	$9,116	$9,806
Work in process	10,807	9,109
Finished goods	8,711	3,495

Total	$28,634	$22,410

H. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. Effective July 1, 2007, the Company reorganized its segments resulting in the identification of four reportable segments. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computer Systems (“ACS”)—This segment has been formed by consolidating operations of several former business units including the Defense Business Unit, Advanced Solutions Business Unit, Modular Products and Services Business Unit, and elements of Commercial Imaging and Visualization Business Unit. This segment provides high-performance embedded computer systems as standard products to the defense, semiconductor, telecommunications and life sciences markets by using commercial off-the-shelf (COTS) and selected rugged components. This segment also provides simulation software (commercial and defense) and customized design services to meet the specified requirements of military and commercial applications.

•

Visage Imaging (“Visage”)—This segment has been formed from elements of the former Commercial Imaging and Visualization Business Unit. This segment develops and distributes visualization and picture archival and communications system (PACS) solutions and other three dimensional (3D) software solutions for the life sciences market.

•

Visualization Sciences Group (“VSG”)—This segment has been formed from elements of the former Commercial Imaging and Visualization Business Unit. This segment develops and distributes 3D software developer toolkits and applications for geosciences, engineering & manufacturing, material sciences, and other industrial and scientific domains.

•

Emerging Businesses Unit (“EBU”)—This segment has been formed by consolidating operations of several former business units including the Other Business Unit and elements of the Defense Business Unit. This business unit will focus on cultivation of new business opportunities that benefit from the Company’s capabilities across markets. Current areas of focus include computing and visualization in biotech, aircraft navigation and services and support work with federal intelligence agencies and homeland security programs.

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

	ACS	Visage	VSG	EBU	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2008
Net revenues to unaffiliated customers	$50,313	$2,919	$2,921	$361	$—	$—	$56,514
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	50,313	2,919	2,921	361	—	—	56,514
Income (loss) from operations	4,170	(4,191)	22	(3,818)	(3,158)	—	(6,975)
Depreciation and amortization expense	3,061	509	206	478	—	—	4,254
THREE MONTHS ENDED MARCH 31, 2007
Net revenues to unaffiliated customers	$52,104	$3,052	$2,024	$167	$—	$—	$57,347
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	52,104	3,052	2,024	167	—	—	57,347
(Loss) income from operations	(1,788)	(2,327)	(323)	(1,387)	(2,706)	—	(8,531)
Depreciation and amortization expense	3,980	510	183	53	—	—	4,726
NINE MONTHS ENDED MARCH 31, 2008
Net revenues to unaffiliated customers	$139,178	$9,882	$7,884	$1,394	$—	$—	$158,338
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	139,178	9,882	7,884	1,394	—	—	158,338
Income (loss) from operations	10,690	(10,309)	370	(7,419)	(9,412)	—	(16,080)
Depreciation and amortization expense	9,436	1,449	629	618	—	—	12,132
NINE MONTHS ENDED MARCH 31, 2007
Net revenues to unaffiliated customers	$146,323	$11,904	$5,376	$611	$—	$—	$164,214
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	146,323	11,904	5,376	611	—	—	164,214
(Loss) income from operations	(6,572)	(7,006)	(1,695)	(6,439)	(8,020)	—	(29,732)
Depreciation and amortization expense	11,533	1,472	533	129	—	—	13,667

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2008
Net revenues to unaffiliated customers	$46,323	$6,325	$3,866	$—	$56,514
Inter-geographic revenues	4,369	649	153	(5,171)	—

Net revenues	50,692	6,974	4,019	(5,171)	56,514
THREE MONTHS ENDED MARCH 31, 2007
Net revenues to unaffiliated customers	$49,185	$5,173	$2,989	$—	$57,347
Inter-geographic revenues	4,308	147	18	(4,473)	—

Net revenues	53,493	5,320	3,007	(4,473)	57,347
NINE MONTHS ENDED MARCH 31, 2008
Net revenues to unaffiliated customers	$134,782	$16,256	$7,300	$—	$158,338
Inter-geographic revenues	9,122	1,787	311	(11,220)	—

Net revenues	143,904	18,043	7,611	(11,220)	158,338
NINE MONTHS ENDED MARCH 31, 2007
Net revenues to unaffiliated customers	$140,509	$18,048	$5,657	$—	$164,214
Inter-geographic revenues	8,522	230	32	(8,784)	—

Net revenues	149,031	18,278	5,689	(8,784)	164,214

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
Identifiable long-lived assets as of March 31, 2008	86,232	39,845	537	—	126,614
Identifiable long-lived assets as of June 30, 2008	93,187	37,507	385	—	131,079

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007		2008	2007
Customer A (ACS)	24%	*	%	14%	*	%
Customer B (ACS)	*	11		*	12
Customer C (ACS)	*	10		*	*

	24%	21%		14%	12%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

I. Goodwill and Acquired Intangible Assets

Effective July 1, 2007, the Company reorganized its segments resulting in the identification of four reportable segments (see Note H to the consolidated financial statements). As a result, goodwill was reallocated to the new reporting structure and tested for impairment as required under SFAS No. 142. No impairment was identified. The changes in the carrying amount of goodwill for the nine months ended March 31, 2008 and the year ended June 30, 2007 were as follows:

	ACS	Visage	VSG	EBU	Total
JUNE 30, 2006 BALANCE	$57,512	$27,400	$6,938	$—	$91,850
Goodwill recorded	—	—	—	561	561
Foreign currency translation	131	1,660	420	—	2,211

JUNE 30, 2007 BALANCE	$57,643	$29,060	$7,358	$561	$94,622
Goodwill recorded	—	—	—	—	—
Foreign currency translation	—	4,186	1,060	—	5,246

MARCH 31, 2008 BALANCE	$57,643	$33,246	$8,418	$561	$99,868

The increase in goodwill during the nine months ended March 31, 2008 consisted of an increase of $5,246 related to foreign currency translation adjustments.

The increase in goodwill during fiscal year 2007 consisted of an increase of $561 related to the acquisition by the Company of Nav3D Corporation (see Note M to the consolidated financial statements) and an increase of $2,211 related to foreign currency translation adjustments.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
MARCH 31, 2008
Completed technology	$18,152	$(15,445)	$2,707	3.3 years
Customer relationships	13,647	(7,353)	6,294	5.2 years
Licensing agreements, trademarks and patents	3,862	(3,318)	544	5.0 years
Assembled workforce	20	(11)	9	3.0 years

	$35,681	$(26,127)	$9,554

JUNE 30, 2007
Completed technology	$17,628	$(12,103)	$5,525	3.3 years
Customer relationships	12,824	(5,092)	7,732	5.4 years
Licensing agreements, trademarks and patents	3,813	(2,557)	1,256	5.0 years
Assembled workforce	20	(7)	13	3.0 years
Backlog	1,779	(1,779)	—	0.4 years
Non-compete agreements	145	(145)	—	3.0 years

	$36,209	$(21,683)	$14,526

The Company recorded an impairment charge of $79 during the nine months ended March 31, 2007 related to the non-compete agreement with a former SoHard AG employee (see Note J to the consolidated financial statements). Additionally, in March 2008 the Company reviewed the intangible assets (and other long-lived assets) included in the AUSG reporting unit for impairment based upon the guidance in SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, noting no impairment; however, it was determined that the useful lives of those intangibles was significantly shortened. As a result beginning in March

2008, the Company accelerated the amortization of those intangibles. This accelerated amortization expense was recorded as a component of restructuring expense in the consolidated statements of operations (See Note S to the consolidated financial statements).

Estimated future amortization expense for acquired intangible assets remaining at March 31, 2008 is $2,054 for fiscal 2008, $3,623 for fiscal 2009, $2,275 for fiscal 2010, $1,206 for fiscal 2011, and $396 for fiscal 2012 onward.

J. Commitments and Contingencies

LEGAL CLAIMS

On January 31, 2006, the Company received a written notice and request for indemnification from Seismic Micro-Technology, Inc. (“SMT”), which had been named as a defendant in a patent infringement suit entitled Landmark Graphics Corporation, et al. v. Paradigm Geophysical Corporation, et al (Landmark), filed in the United States District Court for the Southern District of Texas. SMT based its request for indemnification on the terms of certain application developer agreements it entered into with the Company and certain of its subsidiaries. The complaint alleged infringement by SMT of U.S. patent number 6,765,570, and sought injunctive relief, treble damages, costs and attorneys’ fees. On February 22, 2006, SMT answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. On February 28, 2006, the Company notified SMT that it would indemnify SMT from all costs and damages that may be awarded against SMT in the foregoing action, and would be responsible for attorneys’ fees and expenses incurred by SMT in defense of the action, subject to certain conditions, including the Company’s right to control and direct the defense of the action on behalf of SMT. In July 2007, an agreement in principle was reached to settle this litigation and on September 11, 2007, the parties reached a definitive settlement and license agreement. The definitive agreement neither admits nor denies fault and includes a royalty-based license to sell products covered by U.S. patent number 6,765,570 and related patents for the life of the patents.

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

K. Shareholders’ Equity

The Company has no active share repurchase programs authorized by the Board of Directors; however, the Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Approximately 23,481 and 53,147 shares were reacquired in such transactions during the three and nine months ended March 31, 2008, respectively. Approximately 20,317 and 24,937 shares were reacquired in such transactions during the three and nine months ended March 31, 2007, respectively.

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

	Fiscal Year 2008	Fiscal Year 2007
Beginning balance at June 30,	$2,508	$2,601
Accruals for warranties issued during the period	1,497	2,551
Settlements made during the period	(2,055)	(2,867)

Ending balance at March 31,	$1,950	$2,285

M. Acquisitions

The Company, from time to time, may acquire interests, either partially or wholly, in businesses the Company deems to be at favorable market prices. The Company generally attempts to make acquisitions from which it can expand its breadth of product offerings, increase its market share and/or realize sales and marketing synergies.

Biotech

On July 25, 2006, the Company purchased an 18% equity interest in a development stage biotech company (“Biotech”) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3,074 (including direct transaction costs of $124 and put option of $2,250). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. This put option for $2,250 along with a deferred license payment of $150 was accrued for at acquisition and included in the above-described purchase price consideration. On July 2, 2007, Biotech exercised the put option and, upon payment on August 31, 2007, the Company acquired the remaining 82% equity interest. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. Biotech is headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

Nav3D

On September 5, 2006, the Company purchased Nav3D Corporation (“Nav3D”) for $850 in cash (including direct transaction costs of $109), subject to certain post-closing adjustments. Nav3D works with original equipment manufacturers and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D was headquartered in San Carlos, California prior to acquisition. The results of Nav3D’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

N. Debt

Debt consisted of the following:

	March 31, 2008	June 30, 2007
Convertible senior notes payable	$125,000	$125,000
Other notes payable and capital lease obligations	135	223
Less: current portion	(106)	(140)

Total non-current notes payable and capital lease obligations	$125,029	$125,083

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted if, on or prior to May 1, 2019, the closing price of the Company’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, the Notes may be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest. As of March 31, 2008, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three and nine months ended March 31, 2008, respectively, additional interest expense from the amortization of these deferred financing costs totaled $211 and $634. For the three and nine months ended March 31, 2007, respectively, additional interest expense from the amortization of these deferred financing costs totaled $211 and $634. The unamortized balance of deferred financing costs totaled approximately $917 and $1,551 as of March 31, 2008 and June 30, 2007, respectively.

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

Beginning March 31, 2006, the Company was not in compliance with certain of the financial covenants, and the Company elected to prepay the Mortgage Notes in full on October 19, 2006 instead of renegotiating the financial covenants with the holders of the Mortgage Notes. The amount paid by the Company in connection with the prepayment of the Mortgage Notes equaled $10,463, which included the then outstanding principal amount of the Mortgage Notes plus a prepayment premium equal to $708, and a waiver fee equal to $15 in consideration of the noteholders’ waiver through October 19, 2006 of the Company’s non-compliance with the financial covenants. The Company included the prepayment premium and waiver fee in interest expense in the consolidated statements of operations for fiscal 2007.

Other Notes Payable

As of March 31, 2008, the Company had other debt consisting of $24 in notes payable for foreign subsidiaries and $111 of capital lease obligations primarily related to office equipment leases.

On September 1, 2006, the Company repaid the debt acquired in the SoHard AG acquisition which resulted in a cash payment of $705, including $64 related to prepayment penalties.

O. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2008	June 30, 2007
Computer equipment and software	$64,351	$61,725
Furniture and fixtures	7,090	7,099
Building and leasehold improvements	548	376
Machinery and equipment	2,052	1,853

	74,041	71,053
Less: accumulated depreciation and amortization	(62,808)	(56,289)

	$11,233	$14,764

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2008 was $2,369 and $6,616, respectively. Additionally, in March 2008 the Company reviewed its property and equipment (and other long-lived assets) included in the AUSG reporting unit for impairment based upon the guidance in SFAS 144 noting no impairment; however, it was determined that the useful lives of those capital assets were significantly shortened. As a result beginning in March 2008, the Company accelerated the depreciation on those assets. This accelerated depreciation expense was recorded as a component of restructuring expense in the consolidated statements of operations (See Note S to the consolidated financial statements).

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2007 was $2,850 and $8,240, respectively.

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

The Company adopted FIN 48 on July 1, 2007. The Company did not have any material change in unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. As of March 31, 2008, the Company’s reserves in unrecognized income tax benefits were as follows:

Unrecognized tax benefits as of June 30, 2007	$582
Increases for previously recognized positions	185
Decreases for previously recognized positions	—
Increases for currently recognized positions	128

Unrecognized tax benefits as of March 31, 2008	$895

The Company believes that all of the $895 of unrecognized tax benefits would affect the effective tax rate.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Although the IRS has concluded its audit covering the Company’s fiscal 2005 return year, the statute of limitations has not expired on the Company’s fiscal 2005 through fiscal 2007 federal returns. The Company has reviewed the tax positions taken on returns filed in its foreign jurisdictions for all open years and believes that tax adjustments in any audited year will not be material.

The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did have accrued interest and did not have any accrued penalties associated with any unrecognized tax benefits. There was a minimal amount of interest recognized during the three and nine months ended March 31, 2008.

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax assets in the accompanying consolidated balance sheets; however, as management has determined that it is more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income, a valuation allowance has been recorded. The valuation allowances recorded during the nine months ended March 31, 2008 and 2007 were $7,977 and $1,488, respectively.

The Company recorded a tax benefit of $26 during the three months ended March 31, 2008 on a loss before income taxes of $5,665 as compared to a tax benefit of $2,649 on a loss before income taxes of $8,063 for the three months ended March 31, 2007. The Company recorded a tax expense of $3,204 during the nine months ended March 31, 2008 on a loss before income taxes of $11,830 as compared to a tax benefit of $7,688 on a loss before income taxes of $25,790 for the nine months ended March 31, 2007. The income tax provision for the respective three and nine months periods differ from the federal statutory rate primarily as a result of several significant permanent differences and the impact of the valuation allowances.

Q. Restructuring Provision

In March 2008, the Company announced two restructuring plans, one within the Visage Imaging business unit (“Visage Restructuring Plan”) and one within the Emerging Businesses Unit (“AUSG Restructuring Plan”).

The Visage Restructuring Plan was enacted to consolidate multiple locations in Germany and reduce payroll costs based on the slower than expected market traction for the Visage products. Under this plan the Company incurred a restructuring charge of $183 which primarily related to severance costs associated with the elimination of 18 positions. Future restructuring expenses associated with the Visage Restructuring Plan are expected in subsequent quarters as the Company eliminates several additional positions, accrues for retention bonuses, and incurs related charges associated with the facility consolidation.

The AUSG Restructuring Plan, which totaled $1,002 in fiscal 2008, was enacted in March 2008 to reduce the financial impact of the AUSG reporting unit, which is a component of the Emerging Businesses Unit (EBU). The AUSG reporting unit was established through a combination of organic growth and the acquisition of NAV3D and consisted of three product lines: general avionics (e.g. Vistanav products), unmanned aviation systems and synthetic vision. Due to the continued operating losses and negative cash impact of the AUSG reporting unit, the Company established this plan to eliminate 12 positions in March 2008 and two positions in April 2008, which effectively curtails the operating losses as the Company intended to sell-off or otherwise dispose of the assets of the business (see Note S to the consolidated financial statements). As part of this restructuring event the Company also reviewed its long-lived assets for impairment as required by SFAS 144, noting no impairment; however, based on the shortened life of these assets, the Company revised the asset’s useful lives resulting in an accelerated depreciation and amortization charge of $411 which was included in this restructuring charge. Future restructuring expenses associated with the AUSG Restructuring Plan are expected in subsequent quarters as the Company incurs severance for the two positions eliminated in April 2008 and for related retention bonuses and similar charges enacted as part of the March 2008 restructuring event.

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred a series of restructuring charges totaling $5,782 in fiscal 2007. These restructuring charges primarily consisted of involuntary separation costs related to the reduction in force which eliminated approximately 110 positions. A gross incremental provision of $609 was recorded during the nine months ended March 31, 2008 due primarily to the elimination of two additional positions and the accrual of various retention bonuses.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

A gross incremental provision of $13 was recorded during fiscal 2007 to affect an adjustment to the severance estimate of the Company’s 2006 restructuring plan (the “2006 Plan”). The 2006 Plan restructuring liability was fully paid out as of June 30, 2007.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2006	$433	$—	$—	$433

ACS	5,205	107	55	5,367
Visage	223	—	—	223
VSG	151	50	4	205

Total provision	5,579	157	59	5,795
Cash paid	(2,439)	(150)	(44)	(2,633)
Reversals	(287)	(7)	(15)	(309)

Restructuring liability at June 30, 2007	$3,286	$—	$—	$3,286

ACS	293	135	45	473
EBU	591	—	411	1,002
VI	264	—	—	264
VSG	55	—	—	55

Total provision	1,203	135	456	1,794
Cash paid	(3,249)	—	(456)	(3,705)
Reversals	(361)	(14)	—	(375)

Restructuring liability at March 31, 2008	$879	$121	$—	$1,000

R. Marketable Securities

The Company’s investments consist mainly of student loan auction rate securities (“ARS”). These debt securities are all highly rated investments with AAA/Aaa ratings and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by private insurance companies. The ARS investments have contractual terms from 30 to 40 years, but generally have interest rate reset dates that occur every seven to 30 days. The auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.

Beginning in mid-February 2008, auctions held for the Company’s auction rate securities with a total aggregate value of approximately $50,250 failed. As a result, the Company will not be able to access these funds until either future auctions for these ARS are successful, the securities are sold in a secondary market which currently is not active, or the securities are called by the issuer. As such, the ARS investments currently lack short-term liquidity and were therefore reclassified as non-current in the March 31, 2008 consolidated balance sheet. Further, the Company reviewed the estimated market value of the ARS investments as of March 31, 2008 using a discounted cash flow model and based upon this analysis the Company determined that the investments were impaired. The Company determined that this impairment charge, totaling $2,136, was a temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities based upon several factors including market factors and the Company’s ability to hold the securities to recovery or maturity. The $2,136 charge was recorded as an unrealized loss in accumulated other comprehensive income in the consolidated balance sheet. The Company will reassess this conclusion in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments to short-term, result in a larger or smaller impairment charge or result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in the consolidated statements of operations, which could materially adversely impact the Company’s results of operations and financial condition.

S. Subsequent Events

In April 2008, the Company exclusively licensed certain intellectual property (“IP”) associated with its AUSG reporting unit (a component of the Emerging Businesses Unit) and sold certain capital equipment, patents and trademarks to a third-party for $3,200 in cash, payable in May 2008. In connection with this IP license agreement, the Company separately licensed to the buyer additional related software, agreed to provide 12-months of maintenance on this related software, agreed to cover the first $100 of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. In May 2008, the buyer elected to purchase up to $550 of AUSG inventory as allowed under the original agreement. The Company expects to have a continuing involvement in this business due, in part, to the maintenance offered on the software sold and an expectation of future fees earned on runtime software licenses.

In April 2008, the Company signed an asset sale agreement encompassing nearly all of the assets and liabilities of the Embedded Systems and Professional Services components of the Visage Imaging Business Unit. This sale, which is contingent upon several events occurring and subject to closing adjustments, is expected to result in proceeds of approximately $350 and includes an earn-out provision that is based upon the revenues generated from the business through December 31, 2009. The sales agreement also includes transition services that must be provided to the buyer over the next several months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, timing of such funding, risks associated with defense-related contracts, market acceptance of the our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, difficulties in retaining key employees and customers, challenges in realizing the expected benefits from our early stage businesses (such as Visage Imaging) or delays in realizing such benefits and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as updated in Part II, Item 1A of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.5	45.0	39.7	44.4

Gross profit	57.5	55.0	60.3	55.6
Operating expenses:
Selling, general and administrative	38.7	38.7	39.7	40.1
Research and development	25.6	27.9	26.4	27.7
Amortization of acquired intangible assets	3.3	3.2	3.5	3.3
In-process research and development	—	—	—	1.9
Restructuring	2.2	—	0.9	0.6
Impairment of long-lived assets	—	—	—	0.1

Total operating expenses	69.8	69.8	70.5	73.7

Loss from operations	(12.3)	(14.8)	(10.2)	(18.1)
Interest and other income, net	2.3	0.8	2.7	2.4

Loss before income taxes	(10.0)	(14.0)	(7.5)	(15.7)
Provision (benefit) for income taxes	—	(4.6)	2.0	(4.7)

Net loss	(10.0)%	(9.4)%	(9.5)%	(11.0)%

REVENUES

(in thousands)	Three months ended March 31, 2008	As a % of Total Net Revenue	Three months ended March 31, 2007	As a % of Total Net Revenue	$ Change	% Change
ACS	$50,313	89%	$52,104	91%	$(1,791)	(3)%
Visage	2,919	5%	3,052	5%	(133)	(4)%
VSG	2,921	5%	2,024	4%	897	44%
EBU	361	1%	167	0%	194	116%

Total revenues	$56,514	100%	$57,347	100%	$(833)	(1)%

Total revenues decreased $0.8 million or 1% to $56.5 million during the three months ended March 31, 2008 as compared to the comparable period in fiscal 2007. International revenues represented approximately 20% and 15% of total revenues during the three months ended March 31, 2008 and 2007, respectively.

ACS revenues decreased $1.8 million or 3% during the three months ended March 31, 2008 compared to the same period in fiscal 2007. The decrease in revenues was primarily related to a $2.5 million decrease in sales to our semiconductor equipment customers, a $3.5 million decrease in sales related to telecommunications customers, and a $1.9 million decrease in sales related to medical equipment customers. The decrease in telecommunications revenue is largely reflective of a significant development program that was underway in fiscal 2007 that was completed in the first quarter of fiscal 2008. Decreases in the commercial markets were partially offset by increases in defense market application sales.

Visage revenues decreased $0.1 million or 4% during the three months ended March 31, 2008 as compared to the same period in fiscal 2007. The decrease is primarily driven by a decline in our legacy product line, including a $0.1 million decrease in sales of our Magic Web software and a $0.3 million decrease in sales in our

Professional Services and Embedded Systems product lines. Our 3D & Picture Archiving and Communication System (PACS) product lines and Reconstruction & Visualization product lines experienced growth of $0.3 million over the same period. Visage is currently in a transition stage in which its legacy professional services and 2D software business is declining; and due to delays in launching our direct sales initiative and our new products, including Client Server (CS), we have not obtained market traction. To refocus the business on its core medical software products, we executed a sale of the Embedded Systems and Professional Services (“ES/PS”) components in April 2008, which is expected to close in May 2008. See footnote S to the consolidated financial statements for further discussion of this divestiture.

VSG revenues increased $0.9 million or 44% during the three months ended March 31, 2008 as compared to the same period in fiscal 2007. The increase in revenues was primarily related to a $0.4 million increase in sales of the Open Inventor product line and a $0.2 million increase in sales related to professional services.

EBU revenues increased $0.2 million or 116% during the three months ended March 31, 2008 as compared to the same period in fiscal 2007. The increase in revenue was primarily due to the acquisition of NAV3D which was acquired on September 5, 2006, and a 74% increase in sales of our Vistanav product line in large part due to the launch of the latest model.

(in thousands)	Nine months ended March 31, 2008	As a % of Total Net Revenue	Nine months ended March 31, 2007	As a % of Total Net Revenue	$ Change	% Change
ACS	$139,178	88%	$146,323	89%	$(7,145)	(5)%
Visage	9,882	6%	11,904	8%	(2,022)	(17)%
VSG	7,884	5%	5,376	3%	2,508	47%
EBU	1,394	1%	611	0%	783	128%

Total revenues	$158,338	100%	$164,214	100%	$(5,876)	(4)%

Total revenues decreased $5.9 million or 4% to $158.3 million during the nine months ended March 31, 2008 as compared to the comparable period in fiscal 2007. International revenues represented approximately 16% and 15% of total revenues during the nine months ended March 31, 2008 and 2007, respectively.

ACS revenues decreased $7.1 million or 5% during the nine months ended March 31, 2008 as compared to the same period in fiscal 2007. The decrease in revenues was primarily related to an overall downturn in our commercial businesses including a $9.9 million decrease in sales to our semiconductor equipment customers, a $8.8 million decrease in sales to our telecommunications customers and a $4.3 million decrease in sales to our medical equipment customers. The decrease in sales related to our significant telecommunications customers is largely reflective of a significant development program that was underway in fiscal 2007 and was completed in the first quarter of fiscal 2008. The decline in commercial markets sales was partially offset by increases in various defense market application sales with the most significant being a $16.9 million increase in sales related to radar applications.

Visage revenues decreased $2.0 million or 17% during the nine months ended March 31, 2008 as compared to the same period in fiscal 2007. The decrease is primarily driven by a decline in our legacy product line, including a $1.1 million decrease in sales of our Magic Web software, a $1.2 million decrease in sales in our Professional Services and Embedded Systems product lines and a $0.5 million decline in sales of our medical research software called Amira. This decrease was partially offset by a $0.8 million increase in sales of our 3D & Picture Archiving and Communication System (PACS) product lines and Reconstruction & Visualization product lines which grew $0.5 million and $0.3 million, respectively. See footnote S to the consolidated financial statements for discussion of the divesture of the Professional Services and Embedded Systems product lines.

VSG revenues increased $2.5 million or 47% during the nine months ended March 31, 2008 as compared to the same period in fiscal 2007. The increase in revenues was primarily related to an increase in sales of the Open Inventor and Avizo product lines.

EBU revenues increased $0.8 million or 128% during the nine months ended March 31, 2008 as compared to the same period in fiscal 2007. The increase in revenue was primarily due to the acquisition of NAV3D which was acquired on September 5, 2006, and a 44% increase in sales of our Vistanav product line in large part due to the launch of the latest model.

GROSS PROFIT

Gross profit was 57.5% for the three months ended March 31, 2008, an increase of 250 basis points from the 55.0% gross profit achieved during the same period in fiscal 2007. The increase in gross profit was primarily due to a favorable customer mix and product mix.

Gross profit was 60.3% for the nine months ended March 31, 2008, an increase of 470 basis points from the 55.6% gross profit achieved during the same period in fiscal 2007. The increase in gross profit was primarily due to a favorable customer mix, product mix and lower excess and obsolete inventory provisions driven by improvements in supply chain management.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $0.3 million or 1% to $21.9 million during the three months ended March 31, 2008 compared to $22.2 million during the comparable period in fiscal 2007. The decrease was driven by several items including a $0.4 million decrease in depreciation expense and a $0.3 million decrease in employee compensation expense. These decreases were partially offset by several items including a $0.5 million increase in rent expense due to the sale and leaseback of our corporate headquarters in Chelmsford, MA.

Selling, general and administrative expenses decreased $2.9 million or 4% to $62.9 million during the nine months ended March 31, 2008 compared to $65.8 million during the comparable period in fiscal 2007. The decrease was primarily due to a $0.8 million decrease in legal expense, a $1.0 million decrease in depreciation expense, and a $1.0 million decrease in consulting expenses. The $0.8 million decrease in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries that were active in prior periods and were resolved in, or prior to, the first quarter of fiscal 2008 (see Note J to the Consolidated Financial Statements). These decreases were partially offset primarily by a $1.5 million increase in rent expense due to the sale and leaseback of our corporate headquarters in Chelmsford, MA.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $1.5 million or 9% to $14.5 million during the three months ended March 31, 2008 compared to $16.0 million during the comparable period in fiscal 2007. The decrease was primarily due to a $1.6 million decrease in prototype and development expenses largely caused by restructuring of our third-party Cell BE research and development agreements. Research and development activities related to the Cell BE family of products were one of our more significant research and development initiatives since its inception in fiscal 2006. The Cell BE projects accounted for approximately $1.1 million and $3.9 million of the research and development expenses during the three months ended March 31, 2008 and 2007, respectively. Research and development continues to be a focus of our business with approximately 25.6% and 27.9% of our revenues dedicated to research and development activities during the three months ended March 31, 2008 and 2007, respectively.

Research and development expenses decreased $3.9 million or 9% to $41.7 million during the nine months ended March 31, 2008 compared to $45.6 million during the comparable period in fiscal 2007. The decrease was partially the result of a decrease in compensation expense due to a reduction in headcount that was due, in part, to our 2007 restructuring plans. Also impacting the decrease was a $4.0 million decrease in prototype and development expenses largely caused by the cancellation of several of the Cell BE research and development projects due to the restructuring of our third-party Cell BE research and development agreements. Partially offsetting these decreases was a lower number of engineering project arrangements with our customers to absorb research and development resources and expenses in the first half of fiscal 2008. Research and development activities related to the Cell BE family of products were one of the more significant research and development initiatives since its inception in fiscal 2006. The Cell BE projects accounted for approximately $5.1 million and $10.8 million of the research and development expenses during the nine months ended March 31, 2008 and 2007, respectively. Research and development continues to be a focus of our business with approximately 26.4% and 27.7% of our revenues dedicated to research and development activities during the nine months ended March 31, 2008 and 2007, respectively.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets remained relatively flat during the three and nine months ended March 31, 2008 as compared to the same periods in fiscal 2007.

RESTRUCTURING EXPENSE

Restructuring expense increased to $1.2 million during the three months ended March 31, 2008 compared to $0 million the same period in fiscal 2007. This increase was primarily due to the size of each of the restructuring activities incurred in the respective periods. During the three months ended March 31, 2008, the restructuring charges primarily related to the elimination of approximately 30 positions and the accrual of retention bonus costs for numerous severed employees, while the restructuring charges incurred during the three months ended March 31, 2007 primarily related to the accrual of retention bonus costs for numerous severed employees.

Restructuring expense increased to $1.5 million during the nine months ended March 31, 2008 compared to $1.0 million the same comparable period in fiscal 2007. This increase was primarily due to the size of each of the restructuring activities incurred in the respective periods. During the nine months ended March 31, 2008, the restructuring charges primarily related to the elimination of approximately 32 positions and the accrual of retention bonus costs for numerous severed employees, while the restructuring charges incurred during the nine months ended March 31, 2007 primarily related to the elimination of approximately 11 positions and the accrual of retention bonus costs accrual for numerous severed employees.

IMPAIRMENT OF LONG-LIVED ASSETS

During the nine months ended March 31, 2007, we incurred an impairment charge of $0.1 million related to a non-compete agreement we determined to be impaired based upon actions taken by a former employee who was bound by the non-compete agreement. No long-lived asset impairments were identified during the three months ended March 31, 2007 nor during the three or nine months ended March 31, 2008.

INTEREST INCOME

Interest income remained flat at $1.5 million during the three months ended March 31, 2008 as compared to the same period in fiscal 2007. The relative flatness on return on our cash, cash equivalents and marketable securities was due to the transfer of a significant portion of our marketable securities to lower risk investment options which in turn yields a lower return; fully offset by higher general cash and cash equivalent balances earning interest and higher yields on our marketable securities. The high yield earned on our marketable securities during the three months ended March 31, 2008 was due largely to the penalty rates that have been enacted due to the auction failures on our auction rate securities. These penalty rates will decrease significantly over the next few months as the interest earned on our auction rate securities over any 12-month period is generally limited to an interest rate equal to the average of the trailing 12-months 91-day treasury bill rate plus 120 basis points.

Interest income increased by $0.8 million to $5.8 million during the nine months ended March 31, 2008 as compared to the same period in fiscal 2007. The increase in interest income was primarily related to higher combined levels of cash and cash equivalents and marketable securities quarter over quarter plus increased rates of return on our marketable securities.

INTEREST EXPENSE

Interest expense remained flat at $0.8 million during the three months ended March 31, 2008 as compared to the same period in fiscal 2007. Interest expense decreased $0.9 million to $2.5 million during the nine months ended March 31, 2008 as compared to the same period in fiscal 2007, primarily due a prepayment penalty paid to retire our mortgage notes and due to lower interest incurred due to the repayment of our mortgage notes on October 19, 2006.

OTHER INCOME (EXPENSE), NET

Other income (expense) increased $0.8 million to income of $0.6 million during the three months ended March 31, 2008 as compared to expense of $0.2 million during the same period in fiscal 2007. This increase was primarily due to the amortization of the gain earned on the sale of our corporate headquarters (see Note O to the consolidated financial statements) and the realized gains and losses related to foreign currency transactions.

Other income (expense) decreased $1.4 million to income of $1.0 million during the nine months ended March 31, 2008 as compared to the same period in fiscal 2007. The decrease was primarily driven by the $2.4 million of cash received during the nine months ended March 31, 2007 as a result of the legal settlement with a former employee and a related company (see Note J to the consolidated financial statements). Also impacting other income (expense) was the amortization of the gain earned on the sale of our corporate headquarters (see Note O to the consolidated financial statements), the realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan.

INCOME TAX (BENEFIT) PROVISION

We recorded a small benefit for income taxes during the three months ended March 31, 2008 as compared to a benefit of $2.6 million during the same period in fiscal 2007. We recorded a provision for income taxes of $3.2 million during the nine months ended March 31, 2008 as compared to a benefit of $7.7 million during the same period in fiscal 2007. Our effective tax rate for the three and nine months ended March 31, 2008 differed from the U.S. statutory tax rate of 35% primarily due to the valuation allowance recorded and the impact of certain non-tax deductible items such as amortization expense and non-deductible stock compensation expense.

SEGMENT OPERATING RESULTS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
ACS income (loss) from operations	$4,170	$(1,788)	$10,690	$(6,572)
Visage loss from operations	(4,191)	(2,327)	(10,309)	(7,006)
VSG income (loss) from operations	22	(323)	370	(1,695)
EBU loss from operations	(3,818)	(1,387)	(7,419)	(6,439)

Results from operations of the ACS segment increased $6.0 million during the three months ended March 31, 2008 to operating income of $4.2 million as compared to the same period in fiscal 2007. The increase in operating results was primarily driven by a gross margin increase of $1.6 million related to a favorable change in customer mix and decreases in costs related to warranty and inventory reserves. Also contributing to the increase in operating results was a $2.5 million decrease in research and development expenses due, in part, to $2.8 million in lower expenses related to the Cell BE processor development.

Results from operations of the ACS segment increased $17.3 million during the nine months ended March 31, 2008 to operating income of $10.7 million as compared to the same period in fiscal 2007. The increase in operating results was primarily driven by a gross margin increase of $4.5 million related to a favorable change in customer mix and decreases in costs related to warranty and inventory reserves. Also contributing to the increase in operating results was a $6.7 million decrease in research and development expenses due, in part, to $5.7 million in lower expenses related to the Cell BE processor development.

Results from operations of the Visage segment decreased $1.8 million during the three months ended March 31, 2008 to an operating loss of $4.2 million as compared to the same period in fiscal 2007. The decrease in operating results of the Visage segment was driven by lower margins and significant sales and marketing investments. Gross margin decreased by approximately 22 percentage points or $0.7 million due to product mix of lower margin products compared to the same period last year. Sales and Marketing expense increased by $0.7 million due to the re-branding of Visage Imaging, increased trade show activity and our direct sales initiatives.

Results from operations of the Visage segment decreased $3.3 million for the nine months ended March 31, 2008 to an operating loss of $10.3 million as compared to the same period in fiscal year 2007. The decrease in operating results of the Visage segment was primarily related to the 17% decrease in revenues, our sales and marketing investments and legal fees associated with the Visage subsidiary formation related activities and agreements.

Results from operations of the VSG segment increased $0.3 million during the three months ended March 31, 2008 to an approximately breakeven point as compared to an operating loss of $0.3 million for the same period in fiscal 2007. The increase in operating results was impacted by several items including a cut in administrative expenses of approximately $0.3 million partially offset by an increase in research and development and sales and marketing expenses due to the higher headcounts necessary to the focus on the enhancement of the Open Inventor product line and release of the Avizo product line.

Results from operations of the VSG segment increased $2.1 million during the nine months ended March 31, 2008 to an operating income of $0.4 million as compared to an operating loss of $1.7 million for the same period in fiscal 2007. The increase in operating results was impacted by several items including a $2.6 million increase in gross profit primarily driven by a higher revenue base; offset by a $0.5 million increase in operating expenses due largely to higher research and development and sales and marketing expenses due to higher headcounts.

Results from operations of the EBU segment decreased $2.4 million during the three months ended March 31, 2008 to an operating loss of $3.8 million as compared to an operating loss of $1.4 million for the same period in fiscal 2007. The decrease in results from operations was primarily due to increased headcount within the EBU segment, primarily the federal reporting group and the biotech reporting group. This headcount increase was the primary driver for the increased research and development expenses in the biotech reporting group as well as increased sales and marketing expenses in our federal reporting group.

Results from operations of the EBU segment decreased $1.0 million during the nine months ended March 31, 2008 to an operating loss of $7.4 million as compared to an operating loss of $6.4 million for the same period in fiscal 2007. The decrease in results from operations was primarily due to increased headcount within the EBU segment.

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

LIQUIDITY AND CAPITAL RESOURCES

As of and for the nine months ended	March 31, 2008	March 31, 2007
Net cash provided by (used in) operating activities	$11,261	$(17,358)
Net cash provided by investing activities	50,457	31,661
Net cash provided by (used in) financing activities	765	(9,672)
Net increase in cash and cash equivalents	62,701	4,769
Cash and cash equivalents at end of period	113,994	27,752

Cash and Cash Equivalents

Our cash and cash equivalents increased by $86.2 million from March 31, 2007 to March 31, 2008, primarily as the result of improved linearity in sales which resulted in improved collections on receivables, the sale of our corporate headquarters in Chelmsford, Massachusetts which provided $26.4 million in cash in the fourth quarter of fiscal 2007 and the conversion of $52.1 million of our marketable securities into cash and cash equivalents during the same period.

During the nine months ended March 31, 2008, we generated $11.3 million in cash from operations compared to $17.4 million used in operations during the same period in fiscal 2007. The $28.7 million increase in the amount of cash generated from operations was largely driven by lower comparative net losses, a $8.2 million improvement in accounts receivable collections, a $4.9 million improvement in deferred revenues and customer advances, a $9.1 million improvement in prepaid expenses and other current assets activity, partially offset by a $4.4 million decrease in accounts payable and accrued expenses. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the nine months ended March 31, 2008, we generated $50.5 million in cash from investing activities compared to $31.7 million generated from investing activities during the same period in fiscal 2007. The increase in cash generated from investing activities was primarily driven by increased sales of our marketable securities as we tried to consolidate our investments into treasury funds and lower cash outlays on capital expenditures. We were not able to move all of our marketable securities to treasury funds, however, as we were unable to liquidate $50.3 million in auction rate securities (ARS) prior to the ARS market freeze-up that occurred in mid-February 2008. As a result, the Company will not be able to access these funds until future auctions for these ARS are successful, the securities are sold in a secondary market which currently is not active, or the securities are called by the issuer (See Note R to the consolidated financial statements).

During the nine months ended March 31, 2008, we generated $0.8 million in cash from financing activities compared to $9.7 million used in financing activities during the same period in fiscal 2007. The improvement in cash flow from financing activities was primarily driven by the repayment of the mortgage notes on October 19, 2006; thus, there were no principal or interest payments made during the first nine months of fiscal 2008.

During the nine months ended March 31, 2008, our prime source of liquidity came from existing cash and marketable securities and the cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments, as well as interest and principal payments on our convertible debt. We do not currently have any material commitments for capital expenditures. If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

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

Beginning March 31, 2006, we were not in compliance with certain of the financial covenants, and we elected to prepay the Mortgage Notes in full on October 19, 2006 instead of renegotiating the financial covenants with the holders of the Mortgage Notes. The amount paid in connection with the prepayment of the Mortgage Notes equaled $10.5 million, which included the then outstanding principal amount of the Mortgage Notes plus a prepayment premium equal to $0.7 million, and a minor waiver fee in consideration of the noteholders’ waiver through October 19, 2006 of our non-compliance with the financial covenants.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2008:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,135	$106	$125,029	$—	$—
Interest due on notes payable	3,755	3,546	209	—	—
Inventory purchase obligations	15,356	15,356	—	—	—
Supply agreement	2,107	—	—	2,107	—
Operating leases	25,449	4,152	6,586	5,385	9,326
IP Agreement	100	100	—	—	—
Other long-term liabilities	119	—	119	—	—

	$172,021	$23,260	$131,943	$7,492	$9,326

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

Inventory purchase obligations represent open non-cancelable purchase commitments for certain inventory components used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $15.3 million at March 31, 2008.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.5 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance. As of March 31, 2008, the remaining minimum commitment related to this agreement is the 35% “penalty” on the remaining inventory balances which was $2.1 million.

In September 2006, we entered into a License Agreement (“IP Agreement”) with a third party to obtain an exclusive license to certain intellectual property (IP). This license required an initial upfront payment of $0.1 million and varying royalty payments to be based on future sales of product containing the IP. If the running royalty payments do not equal or exceed $1.0 million (the “Minimum Royalty”) by September 1, 2008, we must pay the shortfall between the two amounts unless certain events occur. Upon the occurrence of these events, which are largely within our control, the license may be rendered non-exclusive. If the license is rendered non-exclusive, the running royalty payment rate increases, the Minimum Royalty amount decreases to $0.1 million and we will become obligated to reimburse the third party for 50% of all patent costs incurred by the third party moving forward from the date the license was rendered non-exclusive. As of March 31, 2008, $0.1 million was accrued for related to this agreement.

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

RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2008, we did not engage in any significant related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations (“SFAS 141R”),” which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS 157 and have not yet determined the impact that the adoption of SFAS 157 will have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this SFAS 159; however, the adoption is not expected to have a material effect on our financial condition or results of operations.

In August 2007, the FASB released proposed Financial Statement of Position APB 14-a, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-a, if adopted as proposed, would significantly impact the accounting associated with our convertible senior notes. This FSP would require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to the proposed retrospective accounting treatment. The proposed FSP was issued for a 45-day comment period. It is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008. We would not be required to adopt this FSP until the first quarter of fiscal 2010.

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

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, Yen and British Pound, could adversely affect our financial results. Sales generated by our foreign subsidiaries are primarily denominated in foreign currencies. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. The translation of our intercompany receivables and foreign entities assets and liabilities are recorded as accumulated other comprehensive income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at March 31, 2008 is related primarily to our investment portfolio. Our investment portfolio includes fixed-rate debt instruments (including auction rate securities) of high quality U.S. government and state issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, management has concluded that because the material weakness in internal control over financial reporting described below, has not yet been fully remediated, our disclosure controls and procedures were not effective as of March 31, 2008. Notwithstanding the existence of the material weakness described below, management has concluded that, based on their knowledge, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

(b) Remediation Plan for Material Weakness

In response to the material weakness described above, the Company has begun to implement a number of changes to our internal control over financial reporting relative to accounting for income taxes during fiscal year 2008, including the following:

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

As of March 31, 2008, we have not fully remediated the material weakness described above. We have continued to engage additional support to assist with preparing income tax related information and we have continued to utilize an expert resource to perform a technical review relative to accounting for income taxes. As we may be unable to confirm fully whether we have remediated this material weakness until preparation of our year end tax provision, we anticipate that this material weakness may continue to exist through the end of our fiscal year ending June 30, 2008.

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

The failure of auction rate securities to sell at their reset dates could impact the liquidity of the investment, could negatively impact the carrying value of the investment and could impact the liquidity requirements of the Company.

The Company’s investments consist mainly of student loan auction rate securities that are generally rated AAA/Aaa. Auction rate securities are generally debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally seven to 30 days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. If auctions were to fail for securities in which we have invested, those investments will not be liquid. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature which in almost all cases is more than one year and as many as 40 years in the future.

Beginning in mid-February 2008, all of our auction rate securities experienced failed auctions. Since then, the continued uncertainty in the credit markets has caused auctions with respect to our auction rate securities to continue to fail thus preventing us from liquidating any of our holdings of auction rate securities. If the auctions continue to fail, secondary markets do not develop or the auction rate securities are not redeemed we may determine that the value of auction rate securities are other than temporarily impaired and we would recognize a loss in our consolidated statement of operations, which could be material. Further, continued inability to liquidate our investments may in turn negatively impact the liquidity requirements of the Company.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended March 31, 2008.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
January 1-31, 2008	—	$—	$—
February 1-29, 2008	23,156	7.12	—
March 1-31, 2008	325	6.41	—

Total	23,481	$7.11	$—

(1)	Represents shares reacquired by the Company in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

3.1	By-laws of Mercury Computer Systems, Inc., as amended through September 22, 2004 (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed on November 1, 2004 (File No. 0-23599)).

3.2	Amendment to By-Laws of Mercury Computer Systems, Inc. dated December 17, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 20, 2007 (File No. 0-23599)).

3.3	Amendment No. 2 to By-Laws of Mercury Computer Systems, Inc., dated January 21, 2008 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2008 (File No. 0-23599)).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 8, 2008.

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer