Form 10-K
period 2008-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2008-09-12
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

978-256-1300

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	NASDAQ Global Select Market
Preferred Stock Purchase Rights

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $347.1 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of Common Stock outstanding as of August 31, 2008: 22,722,186 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders to be held on November 17, 2008 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

OVERVIEW

Mercury was incorporated in Massachusetts in 1981. We design, manufacture and market high-performance computer, signal and image processing systems and software for embedded and other specialized computing markets. Our primary market segments are aerospace and defense—which includes systems for radar, electronic warfare, sonar, C4I (Command, Control, Communications, Computers, and Intelligence) and electro-optical; life sciences—which includes systems for medical diagnostic imaging and advanced visualization; semiconductor—which includes systems for semiconductor wafer inspection, reticle inspection and mask writing; geosciences—which includes software for oil and gas exploration; and telecommunications systems.

Effective July 1, 2007, we restructured our operations to achieve greater efficiencies and productivity. Consequently, the five operating business units from fiscal 2007 are no longer managed as separate segments. For fiscal 2008, the Company was organized in four business units as follows:

•

Advanced Computing Solutions (“ACS”)—This business unit was formed by consolidating operations of Defense, Advanced Solutions, Modular Products and Services, and elements of Commercial Imaging and Visualization business units. This business unit is focused on specialized high performance computing solutions with key market segments including aerospace and defense, semiconductor, telecommunications, and life sciences.

•

Visage Imaging (“Visage”)—This business unit is focused on development and distribution of advanced visualization solutions and other three dimensional (“3D”) software solutions for the life sciences market. In the fourth quarter of fiscal 2008, we sold the Embedded Systems and Professional Services (“ES/PS”) component of the Visage business unit (see Note N of the consolidated financial statements).

•

Visualization Sciences Group (“VSG”)—This business unit focuses on the development and distribution of software developer toolkits and applications for geosciences, engineering & manufacturing, material sciences, and other industrial and scientific domains.

•

Emerging Businesses Unit (“EBU”)—This business unit focuses on the cultivation of new business opportunities that benefit from Mercury’s capabilities across markets. The EBU is comprised of three reporting units: Biotech Group, Mercury Federal Systems and Avionics and Unmanned Systems Group (AUSG). In the fourth quarter of fiscal 2008, we sold a significant portion of the assets of the AUSG reporting unit (see Note R of the consolidated financial statements).

For more information regarding these operating segments, see Note H to our consolidated financial statements included in this report.

Advanced Computing Solutions

In the fiscal years ended June 30, 2008, 2007 and 2006, ACS accounted for 90%, 92% and 94%, respectively, of our total net revenues. The ACS unit’s products consist of high-performance embedded computer signal processing systems and software solutions which are integrated into our customers’ intelligence, surveillance and reconnaissance (“ISR”) gathering systems, including commercial groundstation radar, airborne radar, signals intelligence (“SIGINT”), and applications such as smart weapons, data exploitation, sonar, photomask generation, reticle inspection and wafer inspection. Our open system architecture Commercial Off-The-Shelf (“COTS”) computing solutions span the full range of embedded computing technologies from board level products, including single board computers (“SBC”) digital signal processors (“DSP”), to fully integrated subsystems. Our products utilize leading-edge processor technologies architected to address data-intensive applications that include signal, sensor, and image processing within constrained military and commercial environments. Customized design and integration services extend our capabilities to tailor solutions to meet specialized requirements of military and commercial applications. Our primary ACS customers include Argon ST, Inc., KLA-Tencor Corporation, Lockheed Martin, Northrop Grumman Corporation and Raytheon as well as other prime defense contractors and commercial companies.

ACS is headquartered in Chelmsford, MA and leverages its core technology across two markets: Defense Electronics and Commercial.

•

Defense Electronics markets include Radar, Electronic Warfare, Sonar, C4I (Command, Control, Communications, Computers, and Intelligence), and Electro-Optical. Defense Electronics activities are primarily focused on selling our products and services through prime defense contractor customers into United States and international aerospace and defense programs during the proof-of-concept, development, and deployment phases of these advanced applications. We work closely with prime defense contractors to complete a customized design that matches customer or program specified requirements. Once selected for design into a program, the design effort frequently precedes the first production orders by approximately nine to eighteen months. However, once selected, the production contracts typically continue for the life of the program that can last many years. Strong, long-term relationships with major customers like Argon ST, Lockheed Martin, Northrop Grumman Corporation, and Raytheon have resulted in ACS’s position as one of the defense industry’s top subsystem suppliers.

•

Commercial markets include Semiconductor Equipment, Commercial Communications, Medical Imaging, and EDA (Electronic Design Automation). Commercial activities are primarily focused on selling our products and services to OEM manufacturers where we believe we are one of a few suppliers of off-the-shelf computers with solutions capable of meeting demanding processing and I/O bandwidth requirements. Our business and support model fits well with the customers’ needs for faster time to market. We believe the principal reason for our design wins is our experienced team of systems and applications engineers who work closely with the customers and with our product development engineers to ensure the optimum configuration for the customer. We focus on establishing strong relationships with our customers by maintaining frequent, in-depth communications and working closely with their engineering groups.

In August 2005, we acquired Echotek Corporation (“Echotek”). Echotek is a market leader in the development of data acquisition products. The total purchase price of $50.3 million consisted of $44.7 million of cash, 177,132 shares of common stock and $0.4 million of transaction costs directly related to the acquisition. The results of Echotek’s operations have been included in our consolidated financial statements since September 1, 2005. Echotek is now an integral part of our ACS business unit.

Visage Imaging

In the fiscal years ended June 30, 2008, 2007 and 2006, Visage accounted for 4%, 4% and 3%, respectively, of our total net revenues. During fiscal 2008, the Visage business started its transition to focus on end-user sales of advanced visualization client-server solutions. In addition, Visage also develops and markets visualization software to OEMs. Primary Visage customers include Siemens AG and FEI Company.

Visage has established relationships with customers, the equipment manufacturers and software providers. Our broad array of products, based on open hardware and software standards, provide our customers with increased performance at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Our scalable system architecture allows customers to expand as the enterprise needs dictate.

The Visage group is composed of an experienced team of sales specialists, as well as systems and applications engineers who work closely with the market to develop solutions with our research and development organization to meet specific market requirements.

In July 2005, we acquired SoHard AG (“SoHard”). SoHard is a global market leader in the development of advanced software solutions for medical imaging systems, PACS, hardware and firmware for commercial embedded systems and software intelligence applications delivered via professional services. The total purchase price of $23.3 million consisted of $22.3 million of cash and $1.0 million of transaction costs directly related to the acquisition. The results of SoHard’s operations have been included in our consolidated financial statements since July 1, 2005.

Visualization Sciences Group

In the fiscal years ended June 30, 2008, 2007 and 2006, VSG accounted for 5%, 4% and 3%, respectively, of our total net revenues. VSG is a provider of software middleware for visualizing and understanding scientific and industrial data in 3D. VSG sells toolkits and application frameworks, primarily in the oil & gas market and primarily to Integrated Solutions Vendors (ISV) whose applications are enabled by VSG. Users are engineers and scientists who seek to understand their data through applications that include visual analytics presented by VSG. Significant VSG customers include Schlumberger Limited, Seismic Micro-Technology, Inc. and Autodesk.

VSG focuses on establishing strong relationships with customers and software providers. Our broad array of products, based on open hardware and software standards, provide our visualization customers with increased performance at lower costs and an architecture that accommodates performance upgrades as new technology becomes available. Our scalable system architecture allows equipment suppliers to design systems that can satisfy a broad range of price/performance requirements that meet the needs of global markets.

The VSG group is composed of an experienced team of sales specialists, as well as systems and applications engineers who work closely with customers to develop solutions with VSG research and development organization that meet their specific requirements. The VSG sales and technical support personnel are distributed among offices in the United States, United Kingdom and France. At VSG’s headquarters in Bordeaux, France, systems engineers specializing in visualization applications provide support on an as-needed basis to the remote offices to assist in the pursuit of new customers.

Emerging Businesses Unit

In the fiscal year ended June 30, 2008, EBU accounted for 1% of our total net revenues and in fiscal years 2007 and 2006, EBU accounted for less than 1% of our total net revenues. EBU is focused on new business opportunities across various markets and is comprised of two businesses as of June 30, 2008:

•

Mercury Federal Systems (“MFS”)—MFS is part of our long-term strategy to expand our software and services presence and pursue growth in markets adjacent to defense computing. MFS offers a wide range of engineering architecture and design services that enable clients to deploy edge computational capabilities for C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance) systems on an accelerated time cycle.

•

Biotech Group (“Biotech”)—Biotech is a drug discovery and design venture founded to develop novel and enhance existing small molecule drugs in a wide range of therapeutic areas by leveraging the unique capabilities of computational and experimental fragment-based drug design.

CUSTOMERS

To support our global customer base, we maintain a significant presence throughout the United States, Europe and Japan, staffed with local applications engineers and sales and customer support staff. In fiscal 2008, Argon ST, Inc. accounted for 12% of our total net revenues and Northrop Grumman Corporation accounted for 11% of our total net revenues. In fiscal 2007, KLA Tencor Corporation accounted for 12% of our total net revenues and Argon ST, Inc. accounted for 10% of our total net revenues. In fiscal 2006, Argon ST, Inc. accounted for 15% of our total net revenues, Northrop Grumman Corporation accounted for 12% of our total net revenues, KLA Tencor Corporation accounted for 11% of our total net revenues and GE Healthcare accounted for 10% of our total net revenues.

International revenues represented approximately 15%, 12% and 11% of our total net revenues during fiscal years 2008, 2007 and 2006, respectively. International revenue is designated based on the country in which our legal subsidiary generating the revenue is domiciled.

KEY TECHNOLOGY COMPETENCIES

Many of our customers share a common requirement: the need to process high-volume, real-time digital data streams. The computer must have the ability to process incoming data as quickly as it is received, whether from an antenna in a radar application or from a medical scanner. In addition, the user of the system must have the ability to quickly interpret the data. Data rates can range from a few to several hundred megabytes per second (or several billion bits per second), and the total data to be interpreted might be captured on hundreds or thousands of 2D images. The ability to acquire, process, and visualize this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations and servers) and the integrated systems we typically offer.

Due to the nature of the applications in which many of our computer systems are deployed, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat. We employ switched fabric interconnects, often developed by us, which allow for high speed interprocessor communication, data processing bandwidth and I/O capacity. We often use proprietary application-specific integrated circuits (ASICs) to integrate microprocessors, memory and related components into the interconnect fabrics to provide optimum system performance. We often use multiple industry-standard processors, such as the Cell Broadband Engine™ (BE), PowerPC®, x86, digital signal processor (DSP), and field programmable gate array (FPGA) in the same system. We believe that our approach of selecting the best assortment of processors, ASICs and switch fabrics and optimizing applications using our tools, middleware and optimized libraries working together with a group of mixed microprocessors in the same system, allows for the most efficient use of space and power with an optimal price/performance ratio.

Mercury must constantly evolve its technology portfolio to meet our customers’ demands. Generally, our significant revenue streams are based upon past design wins that include both hardware and system software. Currently, we are focusing our technology investments more towards domain software and IP deployed within ASICs or FPGAs. Nevertheless, many key corporate strengths remain stable over time. We have developed a set of core technical strengths specifically targeted to, and defined by, the application areas of visual computing and signal processing. These technical strengths are pivotal to our success in our target markets. These technical strengths have resulted in the following developments and capabilities:

Heterogeneous Processor Integration. We have developed intellectual property, implemented in several ASICs, that integrates standard microprocessors, digital signal processors, graphics processing units (GPUs), and FPGAs into a single heterogeneous environment. We develop systems consisting of different microprocessor types with a single-system software model. Our processor-independent software offers a consistent set of software development tools and runtime libraries that can drive a heterogeneous mix of microprocessor types. In particular, we have modified our legacy software assets to assist our customers with what had become an industry-wide problem of programming multicore processors. The advent of multicore processors like the Cell BE processor from IBM, GPUs from AMD and Nvidia, and others has introduced a new layer of complexity in application programming. It is especially difficult to extract optimal performance from these processors without the kinds of software tools and expertise offered by Mercury for many years.

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

Optimized Algorithm Development. We specialize in algorithm development for single- and multi-processor implementations. We believe that using the mathematical algorithms in our scientific algorithm library (SAL) significantly increases the performance of customers’ applications, reduces development time and minimizes life-cycle support costs. As we evolve to further embrace domain software, we are combining these algorithm implementation skills with our ever increasing understanding of the application domains in which we participate.

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

PowerStream® and Race++ Product Line. PowerStream and Race++ systems together are our largest source of revenue and are designed to address the requirements of the most demanding electronics applications, which are typically compute-intensive and require very high interprocessor bandwidth and I/O capacity. These systems often must also fit within the limited space available in aircraft, ships and vehicles. The PowerStream and Race++ family of products includes both RACE++ and RapidIO-based solutions in multiple form factors including VME, VPX, VXS, and others. They are used in both commercial ground station radar and advanced radar applications such as space-time adaptive processing (STAP), synthetic aperture radar (SAR), airborne early warning (AEW), and multifunctional naval applications incorporating surveillance, tracking, and weapons control. PowerStream systems transform the massive streams of digital data created in these applications into usable information in real time. PowerStream systems can scale to hundreds of processors. Current systems utilize PowerPC microprocessors and Xilinx FPGA chips. RACE++ VME systems contribute significant revenue. However, recent design wins in markets that previously picked RACE++ VME have leveraged newer technologies. The RapidIO fabric has started to displace RACE. The VXS and VPX REDI form factors have started to displace traditional VME. However, given the long life cycles in defense markets, we anticipate that significant time will pass before these newer products push RACE++ VME into retirement.

Other Product Lines. We have many other hardware product lines including:

•

Echotek™ Radio Frequency (RF) acquisition and mixed-signal products. Echotek™ mixed-signal products are built on open standards and designed to provide high levels of signal integrity. Echotek Series products are differentiated by offering superior levels of signal to noise ratio (SNR) or spurious free dynamic range (SFDR).

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

•

Ensemble and Single Board Computer (SBC) products. Ensemble and certain SBC products use the AdvancedTCA form factor with DSPs from Texas Instruments, Incorporated, PPC processors from Freescale Inc., FPGA chips from Xilinx, Inc. and x86 processors from Intel Corporation.

•	ImpactRT™ Systems. The ImpactRT™ 3100 and Impact RT 3200 systems are based on the cPCI standard and are the first systems to utilize the next-generation RapidIO switch interconnect.

Software Products

We actively market and sell software tools, middleware, libraries, and specialized applications. In some cases, these software products are bundled together with broader solutions including hardware and/or services, while in other cases software is licensed separately.

We have developed a comprehensive line of software products that enable accelerated development and execution of digital signal and image processing applications. Our multicomputer software development environment “MultiCore plus®” is used to develop complex applications and its runtime components are embedded in most digital signal processing systems we sell. We separately license software products and license a development software package called the MultiCore plus® software suite. These software products are a key differentiator for our hardware business and represent only a modest amount of stand-alone revenue. We generally charge a per-seat development license and we bundle a software run-time license with our hardware. The following are software products we offer:

Base Software Development Environment for Multicomputing. The base development environment includes the software necessary to develop a multiprocessor application on our system. This includes the development versions of our Scientific Algorithm Library (SAL), Inter Communication System (ICS) for inter-processor communications and the Parallel Acceleration System (PAS™) library for multiprocessor data movements, and a compiler tool chain. In particular, both SAL and PAS are heavily optimized for the processor, system, and software architectures we deliver. We believe that the implementation and use of these software offerings result in high productivity and higher performance than alternative solutions.

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

Version 7 of Open Inventor™ by Mercury Computer Systems . This software is used for object-oriented, cross-platform 3D graphics API (application programming interface) for C++ and Java developers. Its cross-platform capability makes Version 7 of Open Inventor™ by Mercury Computer Systems a fast, flexible, and high performing API for developing interactive, object-oriented 3D applications. This capability allows developers to increase productivity by reducing time to market and optimizing their development costs and resources.

Avizo.™ This software is a powerful, multifaceted tool for visualizing, manipulating, and understanding scientific and industrial data. Wherever three-dimensional datasets need to be processed, in material sciences, geosciences or engineering applications, Avizo offers abundant state-of-the-art features within an intuitive workflow and easy-to-use graphical user interface.

Amira®. This software allows physicians, scientists and engineers to visualize and analyze multi dimensional imagery obtained from a multitude of data acquisition sources, including: CT, MRI or ultrasound scanning, confocal or wide-field microscopy, or similar sources.

Visage™ RT Image Reconstruction. This software provides embedded components for accelerated reconstruction of image volumes from scanning devices used in medical, life sciences, and other application areas. The world’s first GPU-based reconstruction solution, Visage RT, reduces reconstruction times by 40x to 60x, helping to ensure that the reconstruction process does not become the throughput bottleneck in the diagnostic workflow. It supports a broad range of scanning modalities including CT, MR, digital X-ray, SPECT, PET, ultrasound, electron tomography (SEM/TEM), and digital breast tomosynthesis (DBT). Visage RT represents a breakthrough innovation in the field of medical imaging by leveraging commodity graphics processors to accelerate the image reconstruction process by orders of magnitude.

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

Visage PACS. This software provides fast and accurate access to all patient data and images over the Web or intranet, and assists medical evaluations by providing doctors with image viewing and manipulation functions, resulting in shorter treatment times and higher patient circulation. Visage PACS also archives and distributes digital images, ensuring secure and timely information distribution within and outside the hospital.

RESEARCH AND PRODUCT DEVELOPMENT

Our research and development efforts are focused on developing new products as well as enhancing existing hardware and software products in signal processing, image processing and visualization. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time, signal processing industry.

Our funds expended for R&D amounted to $54.8 million in fiscal 2008, $58.5 million in fiscal 2007 and $60.7 million in fiscal 2006. As of June 30, 2008, we had 252 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products, and anticipating customer requirements for new products.

Our single largest product investment for fiscal year 2008 was the VITA 41 VXS (“VME Switched Serial”) product line. The VITA 41 VXS standard brings high-speed switch fabrics to the VME ecosystem with backward-compatibility at the slot level. Our single largest product investment in fiscal years 2007 and 2006 was for board and system level products based on the Cell BE processor and related software. The Cell BE processor silicon technology was developed jointly by IBM, Sony, and Toshiba.

CUSTOMER SUPPORT, TRAINING AND INTEGRATION

Advanced Computing Solutions

Customer services are provided via a full range of support offerings, including maintenance and support services, technical program management, integration and design services, and training. We have invested in a range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. In addition, we have developed many custom interfaces, reviewed customers’ designs, developed special hardware and software components and provided program management on behalf of ACS customers. These capabilities enable us to respond to the demanding individuality of many programs and have resulted in our being selected for both development, high-volume production and deployed programs.

Visage Imaging Markets

Support services are available worldwide and primarily consist of product maintenance support (downloads of maintenance releases) and online and telephone support (support for product problem resolution) to customers currently under maintenance. Customers sometimes request specialized training when they purchase our solution; in addition, we believe that customer training helps maximize the potential productivity gains from our products. We provide instructor-led training at various locations including on-site at customer locations.

Visualization Sciences Group

Support services are available worldwide and primarily consist of product maintenance support (downloads of maintenance releases) and online and telephone support (support for product problem resolution) to customers currently under maintenance. Customers sometimes request specialized training when they purchase our solution; in addition, we believe that customer training helps maximize the potential productivity gains from our products. We provide instructor-led training at various locations including on-site at customer locations.

Emerging Businesses Unit

Customer services are provided via a range of support offerings, including maintenance and support services, technical program management, integration and design services, and training. Our customer services personnel are engaged in a full range of support functions, including training, technical program management, integration and design services, maintenance and support services.

MANUFACTURING

Advanced Computing Solutions

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

Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory (SRAM), FPGAs, microprocessors and other third-party chassis peripherals (single board computers, power supplies, blowers, etc.), are presently available only from a single source or from limited sources. With the exception of certain components that have gone “end of life,” we have minimal supply commitments from our vendors and generally purchase components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect our revenues and financial results and could impact customer satisfaction.

Visage Imaging Markets

Our manufacturing efforts for our 3D software and systems products are limited to the production, quality assurance and distribution of our software, which is distributed either electronically or in hardcopy (e.g. DVD or CD-ROM) or it may be pre-installed on hardware purchased by the customer. We primarily obtain hardware (e.g. computers and computer peripherals) from third-party suppliers. Installation and integration into the customers’ network may be performed by our staff, by an authorized reseller, or by our customer. We provide training services for our customers, both in connection with their purchase of our software and as independent purchases. Additionally, we offer standalone training programs, which are separately purchased by our customers.

We have a comprehensive quality process. We currently perform most post sales service obligations (both warranty and other support) in-house through a dedicated support organization.

Visualization Sciences Group

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

Emerging Businesses Unit

As of June 30, 2008, the EBU does not manufacture hardware. All hardware (e.g. computers and computer peripherals) are generally procured from other Mercury subsidiaries or third party suppliers.

COMPETITION

Advanced Computing Systems Markets

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative design approaches.

A design win usually ensures, but does not always guarantee, that a customer will purchase our product until the next-generation system is developed. We believe that our future ability to compete effectively will depend, in part, upon our ability to improve product and process technologies, to develop new technologies, to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, to identify and adopt emerging industry standards, and to adapt to customer needs.

Our ACS business unit experiences strong competition from a large number of domestic and foreign sources. Competition occurs on the basis of technical expertise, price, delivery, contractual terms, previous installation history, and quality.

Visage Imaging Markets

The advanced visualization and analysis market is developing and growing rapidly. It is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.

Our primary competitors for our life sciences imaging products are original equipment manufacturers (OEMs), which are typically large multinational companies with far greater financial and technical resources. These companies develop and market medical imaging systems, such as CT and MRI equipment and PACS systems. To win business against equipment and/or PACS manufacturers, we must convince customers to buy our solution independently and separately from their purchase of imaging equipment or PACS, or to add on our systems to already installed PACS with modalities. We also face competition from PACS vendors and other suppliers of medical imaging systems and advanced visualization software. PACS companies sometimes provide medical imaging advanced visualization capability in addition to their image archiving and networking products. Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical imaging product lines, either through internal development or business development and partnership channels. These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers. Other suppliers of medical imaging advanced visualization systems and software, such as Vital Images, Inc. and TeraRecon, Inc., compete on the basis of volume rendering or other visualization technologies, clinical applications or market niches.

Visualization Sciences Group Markets

The advanced visualization and analysis market is developing and growing rapidly. Our primary competitors for our three-dimensional graphics products (e.g. geosciences, material sciences, non-destructive testing and computer aided engineering) are mainly coming from customers’ internal developments using low level graphic Application Programming Interface (“API”); examples including OpenGL, DirectX and Open Source solutions. To win business against these competitors we compete based upon high value product offerings in terms of visualization capabilities, quality, performance and unique innovative solution to interact with very large data sets. We do not believe that any direct competitors cover the same spectrum of visualization capabilities; however, we compete against several competitors in various application areas; for example Coin3D by Kongsberg SIM competes against our Scenegraph API technology and HueSpace by Hue AS competes against our Volume rendering technology.

Emerging Businesses Unit

The markets for our products and services are highly competitive and primarily focus on providing services to two distinct markets: federal contracting markets and biotechnology markets.

Our federal systems group is focused on developing advanced solutions for emerging C4ISR system processing challenges in the federal space. Our targets are existing programs that are confronting modernization challenges and planned programs yet to be fielded. Our goal is to produce open, COT-based solutions that are platform agnostic. Indeed, the market is increasingly competitive, especially in research development and advance application solutions. Price and past performance are becoming as important as technical quality in most awards. Our primary competitors for our federal services are other small to large service-based companies that have long-standing customer relations and program insights. We will also face additional competition from platform and sensor developers that will continue to offer the government custom solutions packaged to support individual platform designs and point solution concepts. These companies, large and small, will want to maintain configuration control of compute processing architectures across their platforms in order to control systems upgrade and out-year modernization efforts. To win business, we will continue to offer program managers an alternative path to achieving interoperability and advanced processing dominant solutions.

Our biotech group competes with other providers of computational drug discovery software tools, including Accelrys and Schrodinger.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We hold 34 patents of varying duration issued in the United States. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

We also rely on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements, to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees and consultants and nondisclosure agreements with our key customers and vendors.

BACKLOG

As of June 30, 2008, we had a backlog of orders aggregating approximately $87.1 million, of which $80.6 million is expected to be delivered within the next twelve months. As of June 30, 2007, the backlog was $78.6 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

EMPLOYEES

At June 30, 2008, we employed a total of 670 persons, including 252 in research and development, 147 in sales and marketing, 142 in manufacturing and customer support and 129 in general and administrative functions. We have 105 employees located in Europe, six located in Japan, and 559 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.

WEBSITE

We maintain a website on the World Wide Web at www.mc.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our code of business conduct and ethics is also available on our website. Information contained on our website does not constitute part of this report. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

OTHER INFORMATION

Amira, Avizo, Powerstream and RACE++ are registered trademarks, and Echotek, ImpactRT, MCOE and Visage are trademarks of Mercury Computer Systems, Inc. Cell Broadband Engine is a trademark of Sony Computer Entertainment, Inc. Bladecenter and PowerPC are registered trademarks of International Business Machine Corporation. Open Inventor is a trademark of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide, used under license from Silicon Graphics, Inc. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.

Sales of our computer systems, primarily as an indirect subcontractor or team member with prime defense contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 70%, 50% and 55% of our total net revenues in fiscal 2008, 2007 and 2006, respectively. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. In addition, delays in funding of a program, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

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

•

Our contracts with the U.S. and foreign governments and their prime defense contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

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

•

We are subject to various U.S. federal export control statutes and regulations which affect our business with, among others, international defense customers. In certain cases the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained in these licenses, may put us at a competitive disadvantage with respect to competing with international suppliers who are not subject to U.S. federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business and operating results.

We significantly increased our leverage as a result of the sale of convertible senior notes, which may be put to us for repurchase by the holders in fiscal 2009.

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

The holders of the convertible senior notes may also require us to repurchase the notes in whole or in part on May 1, 2009, 2014 or 2019. While we currently do not have adequate cash and liquid marketable securities to meet the May 1, 2009 repurchase date, based on the availability of a margin loan facility we believe we will be able to meet this obligation in the event the holders require us to repurchase the entire amount. Future operating performance, future availability of the margin loan facility and our ability to arrange for additional financing to pay the notes if needed are subject to financial, business and other factors, many of which are beyond our control. Failure to repurchase the notes when tendered in accordance with their terms would constitute an event of default under the related indenture, which could have a material adverse effect on our financial condition.

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2008, Argon ST, Inc. accounted for 12% of our total net revenues and Northrop Grumman Corporation accounted for 11% of our total net revenues. In fiscal 2007, KLA-Tencor Corporation accounted for 12% of our total net revenues and Argon ST, Inc. accounted for 10% of our total net revenues. In fiscal 2006, Argon ST, Inc. accounted for 15% of our total net revenues, Northrop Grumman Corporation accounted for 12% of our total net revenues, KLA-Tencor Corporation accounted for 11% of our total net revenues and GE Healthcare (formerly GE Medical Systems) accounted for 10% of our total net revenues. Customers in the ACS defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

Our sales to the ACS or Visage market could be adversely affected by changes in technology, strength of the economy, and health care reforms.

The economic and technological conditions affecting our industry in general or any major ACS or Visage customer in particular, may adversely affect our operating results. ACS and Visage customers provide products to markets that are subject to both economic and technological cycles. Any change in the demand for products that renders any of our products unnecessary or obsolete, or any change in the technology in these products, could result in a decrease in our revenues. In addition to ACS and Visage customers, end users of their products in the health care industry generally are subject to extensive federal, state and local regulation in the United States, as well as in other countries. Changes in applicable health care laws and regulations or new interpretations of existing laws and regulations could cause these customers or end users to demand fewer Visage products. There can be no assurance that future health care regulation or budgetary legislation or other changes in the administration or interpretation of governmental health care programs both in the United States and abroad will not have a material adverse effect on our business.

Competition from existing or new companies in the ACS business could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

ACS competes in highly competitive industries and our ACS OEM customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally the ACS markets are facing increasing industry consolidation, resulting in larger competitors who have more market share to put more downward pressure on prices and offer a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems engineering expertise and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our ACS OEM customers and potential ACS OEM customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

Our sales in the defense market could be adversely affected by the emergence of commodity-type products as acceptable substitutes for certain of our products and by uncertainty created by emerging changes in standards that may cause customers to delay purchases or seek alternative solutions.

Our computing products for the defense market are designed for operating under physical constraints such as limited volume, weight, and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration, and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. Factors that may increase the acceptability of commodity-type products in some defense platforms that we serve include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of computing products in a more highly environmentally isolated setting. In addition, recent proposed changes in the VMEbus computer infrastructure standard, to which a majority of our defense products adhere, may cause program managers with the U.S. Government and prime contractors to delay decisions on new program implementations in order to determine which emerging standards and configurations will be the dominant design in the market, and may result in program managers selecting new standards or configurations in which we have not chosen to invest. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.

If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity and/or personnel need, our business could be seriously harmed.

The timing, length and severity of the up-and-down cycles in the semiconductor, telecommunications and other commercial industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly low. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue from certain customers. Furthermore, in the current credit environment, it may be more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. If our customers experience persistent difficulties in raising capital for equipment financing, we could experience a decrease in orders for our products. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, such as in the current environment, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

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

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

•	our ability to create demand for products in new markets;

•	our ability to manage growth effectively;

•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;

•	the quality of our new products;

•	our ability to respond rapidly to technological change; and

•	our ability to successfully integrate any acquisitions that we make.

The failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations.

Future acquisitions or divestitures may adversely affect our financial condition.

We have grown partly through the acquisition of other businesses including two acquisitions completed in fiscal 2007 and two acquisitions completed in fiscal 2006. As part of our strategy for growth, we may continue to make acquisitions, divestitures or strategic alliances, which may not be completed or may not be ultimately beneficial to our company.

Acquisitions and/or divestitures may pose risks to our operations, including:

•	problems and increased costs in connection with the integration or divestiture of the personnel, operations, technologies or products of the acquired or divested businesses;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	inability to make planned divestitures of businesses on favorable terms, in a timely manner or at all;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which we have no, or limited, prior experience; and

•	potential loss of key employees.

In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing shareholders’ percentage ownership;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•

incur large expenditures related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or to use for other purposes.

The failure to successfully integrate any acquisitions, or or to make planned divestitures in an efficient or timely manner, may negatively impact our financial condition and operating results.

Our Visage and VSG revenues currently come from a small number of major customers and modalities, and any significant decrease in revenue from one of these customers or modalities could adversely impact our operating results.

If a major Visage or VSG customer significantly reduces the amount of business it does with us, there would likely be an adverse impact on our operating results. Although we are seeking to broaden our commercial customer base, we expect to continue to depend on sales to a relatively small number of major customers in the Visage and VSG markets. Because it often takes significant time and added cost to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases without cause after timely notice.

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

We market and sell products in international markets, and have established offices and subsidiaries in the United Kingdom, Japan, France and Germany. Revenues from international operations accounted for 15% of our total net revenues in fiscal 2008, 12% of our total net revenues in fiscal 2007 and 11% of out total net revenues 2006. From our U.S. operations, we also ship directly to international customers. There are inherent risks in transacting business internationally, including:

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

We may be exposed to unfavorable currency exchange rate fluctuations, which may lead to lower operating margins, or may cause us to raise prices which could result in reduced revenues.

Currency exchange rate fluctuations could have an adverse effect on our net revenues and results of operations. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net revenues by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We do not currently hedge our foreign currency exchange rate exposure.

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

Customers in our ACS market, including the semiconductor imaging market, and Visage market also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycles. We may not be selected to participate in the future design of any medical or semiconductor imaging equipment, or if selected, we may not generate any revenues for such design work.

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

We may be unsuccessful in protecting our intellectual property rights which could result in the loss of a competitive advantage.

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

We may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products. For a description of certain pending litigation in which we are involved, see Part I-Item 3 of this Annual Report on Form 10-K.

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

The trading price of our common stock may continue to be volatile, which may adversely affect our business, and investors in our common stock may experience substantial losses.

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

The continued failure of auction rate securities to sell at their reset dates could impact the liquidity of our investment, could negatively impact the carrying value of our investment and could impact our liquidity requirements.

Our non-current investments totaling $50.3 million par value consist mainly of student loan auction rate securities that are generally rated AAA/Aaa. Auction rate securities are generally debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally seven to 30 days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. If auctions were to fail for securities in which we have invested, those investments will not be liquid. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which in almost all cases is more than one year and as many as 40 years in the future.

Beginning in mid-February 2008, all of our auction rate securities experienced failed auctions. Since then, the continued uncertainty in the credit markets has caused auctions with respect to our auction rate securities to continue to fail, thus preventing us from liquidating any of our holdings of auction rate securities. If the auctions continue to fail, secondary markets do not develop or the auction rate securities are not redeemed, we may determine that the value of auction rate securities are other than temporarily impaired and we would recognize a loss in our consolidated statement of operations, which could be material. Further, continued inability to liquidate our investments may in turn negatively impact the liquidity requirements of our company.

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

We have adopted a Shareholder Rights Plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our company or a large block of our common stock. A third party that acquires 15% or more of our common stock (an “acquiring person”) could suffer substantial dilution of its ownership interest under the terms of the Shareholder Rights Plan through the issuance of common stock or common stock equivalents to all shareholders other than the acquiring person.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our significant properties:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Chelmsford, MA	All (Corporate HQ)	185,327	Leased, expiring 2017 2 buildings
Huntsville, AL	ACS Business Unit	17,687	Leased, expiring 2011
Carlsbad, CA	ACS Business Unit Visage Business Unit	13,255	Leased, expiring 2008 3 offices
Reston, VA	ACS Business Unit	12,811	Leased, expiring 2012
Cambridge, MA	Emerging Business Unit	4,602	Leased, expiring 2009
Fuerth, Germany	Visage Business Unit	4,562	Leased, expiring 2008
Bramley, United Kingdom	ACS Business Unit VSG Business Unit	3,970	Leased, expiring 2010 2 offices
Crystal City, VA	Emerging Business Unit	3,931	Leased, expiring 2013
Bordeaux, France	VSG Business Unit	3,661	Leased, expiring 2016
Berlin, Germany	Visage Business Unit	3,648	Leased, expiring 2008
Campbell, CA	ACS Business Unit	2,437	Leased, expiring 2008
Tokyo, Japan	ACS Business Unit	762	Leased, expiring 2017

In addition, we lease a number of smaller offices around the world primarily for sales and two offices that were part of restructuring activities that are currently vacant. For financial information regarding obligations under our leases, see Note J to the Notes to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note J to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2008.

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

Mark Aslett, age 40, joined Mercury in 2007 and has served as the Present and CEO since that date. Prior to joining Mercury, he was COO and CEO of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including executive vice president of marketing, vice president of portfolio management, and president of Marconi Communications—North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms. Mr. Aslett has a Master’s degree in Business Administration from the Harvard Business School, and a First Class Honors Bachelor’s degree in Digital Systems Engineering.

Douglas F. Flood, age 50, joined Mercury in 1998, and has served as Vice President, Corporate Development since that date. Prior to joining Mercury, he was Senior Vice President for business development and planning at FTP Software, Inc., a provider of connectivity software applications, from 1993 to 1998. Prior to that, he was an associate at the law firm of Fish & Richardson from 1991 to 1993. Prior to that, he was an attorney at Interactive Data Corp. and at Raytheon Company from 1983 to 1987.

Robert E. Hult, age 61, joined Mercury in 2004, and has served has Senior Vice President and Chief Financial Officer since that date. From 2005 to 2006, he also assumed additional responsibilities for our manufacturing operations/supply chain and customer service and support. Prior to joining Mercury, he was Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications Corporation from 1998 to 2003. Prior to that, he was employed by Digital Equipment Corporation for more than 25 years in positions of increasing responsibility within the company’s corporate and regional finance groups.

Marcelo G. Lima, age 50, joined Mercury in 2003, and has served as Vice President and General Manager, Visage Imaging business unit since July 2007. Prior to that, he was Vice President and General Manager, Commercial Visualization and Imaging business unit (formerly known as the Imaging and Visualization Solutions Group) from 2005 to June 2007. Prior to that, he was Vice President, Life Sciences from 2004 to 2005, and Director, Business Development from 2003 to 2004. Prior to joining Mercury, he was President and Chief Executive Officer of Opsion Medical, Inc., a developer of healthcare informatics technology, from 2000 to 2002. Prior to that, he was a Vice President and General Manager in the health imaging division of Eastman Kodak Company from 1997 to 2000.

Craig Lund, age 48, rejoined Mercury in 1999, and has served as Vice President and Chief Technology Officer since that date. Prior to rejoining Mercury, he was President of Local Knowledge, a technical consulting group he founded, from 1991 to 1999. Prior to that, he was director of engineering at Mercury from 1986 to 1988. Prior to that, he held various engineering and marketing roles at Charles River Data Systems from 1983 to 1986 and from 1988 to 1991.

Karl D. Noone, age 39, joined Mercury in 2008, and has served as the Vice President, Chief Accounting Officer and Controller since that date. Prior to joining Mercury, he was senior vice president, corporate controller at Digitas Inc., a digital marketing and media company, where he was responsible for accounting, financial reporting, financial planning and analysis, income taxes, risk management, and treasury. Prior to Digitas, he was vice president of finance at CMGI, Inc., an investor in and operator of several Internet-based businesses. He also held executive positions at Authorize.Net, Inc., a transaction processing company and CentrePath, Inc., a data center networking company. He has also worked at Ernst & Young LLP.

Craig A. Saline, age 61, joined Mercury in 2004, and has served as Senior Vice President, Organization Development and Human Resources since 2005. Prior to that, he was Vice President, Organization Development and Human Resources from 2004 to 2005. Prior to joining Mercury, he was interim Vice President, Human Resources of Tufts New England Medical Center in 2002. Prior to that, he was Senor Vice President, Human Resources of World Kitchen, Inc., a manufacturer of kitchen supplies, from 2000 to 2002. Prior to that, he was Senior Vice President, Human Resources, North American region for Reckitt Benckiser, Inc., a supplier of household cleaning products, from 1997 to 2000. Prior to that, he held the senior human resources leadership positions at Teledyne, Inc. from 1996 to 1997 and at Marshalls, Inc. from 1992 to 1996. Prior to that, he held various senior human resources positions at General Electric Company.

Didier M.C. Thibaud, age 47, joined Mercury in 1995, and has served as Senior Vice President and General Manager, Advanced Computing Solutions business unit since July 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

Alex A. Van Adzin, age 55, joined Mercury in 2008, and has served as the Vice President, General Counsel, and Corporation Secretary since that date. Prior to joining Mercury, Mr. Van Adzin was Vice President, General Counsel, Corporation Secretary, and Chief Representative of the China Representative Office at Analogic Corporation, a medical and security technology company, where he directed the company’s legal activities, managed its legal department, and played a key role in actively handling a wide variety of legal, transactional, contracting, compliance, and regulatory matters. Previously, he was Senior Vice President, General Counsel, and Corporation Secretary at ManagedComp, Inc., a managed-care company, and Vice President and Corporate Counsel at Abex Corporation, an aerospace and automotive equipment company. He has also worked at the Liberty Mutual Group and at the Boston law firms of Sullivan & Worcester and Gadsby & Hannah.

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

	High	Low
2008 Fourth quarter	$9.45	$5.78
Third quarter	15.78	4.57
Second quarter	16.43	10.40
First quarter	13.57	10.27

2007 Fourth quarter	$14.60	$12.11
Third quarter	14.01	12.05
Second quarter	13.82	11.45
First quarter	15.41	11.85

As of August 31, 2008, we had approximately 4,700 shareholders including record and nominee holders.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2008, the total number of securities outstanding under our stock option plans, the weighted average exercise price of such options and the number of options available for grant under such plans. See Note C of the Notes to the Consolidated Financial statements for a summary of our plans.

	(1)		(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(a)		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders(b)	3,732,671	(c)	$16.88	337,849	(d)
Equity compensation plans not approved by shareholders	—		—	—

TOTAL	3,732,671		$16.88	337,849

(a)	Does not include outstanding unvested restricted stock or deferred stock awards.
(b)	Consists of the 1997, 1998 and 2005 equity plans and our 1997 Employee Stock Purchase Plan (“ESPP”).
(c)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased is not determined until the end of the relevant purchase period.
(d)	Includes 144,324 shares available for future issuance under the ESPP and 193,525 shares available for future issuance under the Company’s 2005 Plan. We are no longer permitted to grant options or other awards under our 1997 and 1998 equity plans.

Share Repurchase Plans

The following table includes information with respect to repurchases we made of our common stock during the fiscal year ended June 30, 2008:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(2)
July 1, 2007 – September 30, 2007	24,802	$11.23	$—
October 1, 2007 – December 31, 2007	4,864	14.47	—
January 1, 2008 – March 31, 2008	23,481	7.11	—
April 1, 2008 – April 30, 2008	—	—	—
May 1, 2008 – May 31, 2008	14,020	8.00	—
June 1, 2008 – June 30, 2008	40,481	9.45	—

Total	107,648	$9.39	$—

(1)	Represents shares reacquired by the Company in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
(2)	During fiscal 2008, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net revenues	$209,903	$217,218	$228,971	$250,172	$185,595
(Loss) income from operations	(37,909)	(42,774)	(20,682)	42,539	31,605
Net (loss) income from continuing operations	(35,399)	(40,120)	(17,418)	30,186	22,885
Net (loss) earnings per share from continuing operations:
Basic	$(1.64)	$(1.89)	$(0.83)	$1.44	$1.08
Diluted	$(1.64)	$(1.89)	$(0.83)	$1.25	$1.03

	As of June 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Working capital	$6,085	$140,680	$143,413	$199,103	$214,458
Total assets	338,550	360,265	386,446	378,398	372,826
Long-term obligations	12,280	138,537	136,721	136,433	137,902
Total shareholders’ equity	146,512	168,657	191,989	197,826	180,857

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs and the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, inability to identify opportunities to rationalize our business portfolio in a timely manner or at all, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms our systems process real-time radar, sonar, and signals intelligence data. Our systems are also used in state-of-the-art medical diagnostic imaging devices including MRI, PET, and digital X-ray, and in semiconductor imaging applications including photomask generation and wafer inspection. We provide advanced three-dimensional (3D) image processing and visualization software and optimized systems to diverse end markets including life sciences, geosciences, and simulation. We also provide radio frequency (RF) products for enhanced communications capabilities in military and commercial applications. In fiscal 2007, we entered the biotechnology market space through an acquisition of a development stage biotechnology business. Additionally, we entered the Defense prime contracting market space in fiscal 2008 through the creation of a federal business group to focus on reaching the intelligence agencies and homeland security programs. Further, in fiscal 2008 the consolidated financial statements, excluding the statement of cash flows, were restated to reflect the discontinuation and sale of the Embedded Systems and Professional Services (“ES/PS”) businesses in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (see Note N to the consolidated financial statements).

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

Despite a good performance in ACS defense, overall we had mixed results in fiscal 2008. Revenue decreased 3% from fiscal 2007 to fiscal 2008 largely due to declines in sales to our commercial customers. Our net loss from continuing operations decreased 12% from fiscal 2007 to fiscal 2008 largely due to our major turnaround efforts to cut costs, reorganize the business and realign priorities. We have made significant strides in improving cash flows from operations which increased by $24.0 million from fiscal 2007 to fiscal 2008 due primarily to improvements in shipment linearity, improved receivable collections and an overall focus on better cash management. In order to achieve our mission of unlocking more of the fundamental value of the core business, we require a new vision for Mercury in the marketplace, and a realistic strategy for getting us there. In fiscal 2008 we laid the foundation and began work in four key areas of this strategy:

•	Rationalize our portfolio of unprofitable and non-core businesses;

•	Redirect our resources toward strengthening our defense business;

•	Develop the new products to drive future design wins; and

•	Expand our addressable market and position the business for long term profitable growth.

Fiscal 2009 will be an important year for the company as we execute these goals. We are driving to achieve greater profitability during the year and exit fiscal 2009 as a much more focused business.

Advanced Computing Solutions Business Unit—ACS focuses on two main markets, defense electronics and commercial markets. In fiscal year 2008, we saw an increase in defense electronics sales driven primarily by greater penetration in naval and airborne Radar programs and a new design win in a naval Sonar program. For fiscal year 2009, we expect continued growth in our defense business fueled by further deployments in Radar, EW (specifically Signals Intelligence), and Sonar as well as new business in EO and C4I as the defense budget allocates funding for more electronically capable and signal processing intensive ISR (Intelligence, Surveillance, and Reconnaissance) assets for national security. In fiscal 2008, we saw sales across all commercial markets decline except for sales of our products into Electronic Design Automation (“EDA”) applications. Sales to our semiconductor equipment customers declined primarily due to a cyclical slowdown in the semiconductor equipment market. A decline in our commercial communications sales was due to a de-emphasis on the low margin telecommunications boards business. Medical imaging revenues declined in our legacy 2D medical hardware business as several of our customers transitioned their reconstruction platforms to 3D solutions. EDA revenues increased in fiscal 2008 as a significant fiscal 2007 design win is now in deployment. In commercial our goal is to actively work with existing accounts and to selectively pursue new opportunities where we can leverage existing products or our planned product roadmap. In defense our strategy is centered on refreshing important elements of our multi-computing and signal processing product lines. In addition, we will seek to penetrate new defense platforms and application areas coupled with exploiting adjacent market growth opportunities around our defense core such as Mercury Federal Systems.

Visage Imaging Business Unit—While the overall medical imaging markets saw modest growth through most of fiscal 2008, our Visage business unit remained relatively flat year over year. Visage now serves a diverse OEM customer base including segments such as diagnostic medical imaging (modalities and PACS), dental imaging, surgical/interventional imaging, and pre-clinical imaging (including microscopy, microPET and microCT), and molecular visualization for drug design. Most of these market segments within Visage experienced year over year growth, however this growth was offset by the decline in Amira and our legacy products. During fiscal 2008, Visage started its direct end-user sales efforts for our thin-client server software in the United States and select European countries. We believe the medical imaging segments are poised for growth fueled by the availability of new modality technology, and the higher interest by healthcare enterprises to improve productivity through deployment of modern IT with advanced 3D visualization capabilities. Visage Imaging provides a suite of best-in-class products enabling hospitals and imaging centers to maximize the value of current imaging equipment, improve clinical workflow and financial performance. The Company’s unique thin-client and visualization technologies overcome the barriers inhibiting enterprise-wide deployment of advanced visualization. In addition, Visage offers a wide portfolio of software solutions including the post-processing, interpretation, management, and distribution of 2D, 3D and 4D images. These solutions address the growing need for advanced visualization in various clinical areas, including diagnostic imaging, interventional radiology and surgery, emergency medicine and pathology.

Visualization Sciences Group Business Unit—VSG’s revenues increased due to growth in Independent Software Vendors (“ISV”) whose applications use VSG middleware, as well as growth in applications and through new customers. Demand for VSG’s products in oil & gas and other markets targeted by the business unit are benefited by favorable trends of increasing visual computing capabilities in GPU’s at the same time as increased complexity in exploiting those capabilities that VSG products resolve, notably for use of increasingly large data sets. Revenue growth of 40% in fiscal 2008 reflects these favorable trends.

Emerging Business Unit—During fiscal year 2008, this business unit was comprised of three reporting units: Mercury Federal Systems, Biotech Group and Avionics and Unmanned Systems Group (AUSG):

•

Mercury Federal Systems (“MFS”)—Ongoing United States forward deployed military operations continue apace. Recently, the Pentagon initiated a significant number of budget reallocations for fiscal 2008 and fiscal 2009, principally shifting an additional $1.4 billion to Intelligence Surveillance and Reconnaissance (ISR) capabilities. MFS is positioning the business to assist the government in developing and fielding integrated sensor network solutions by providing senior engineering services and advanced applications directly to the government. Although there were no material awards for MFS in fiscal 2008, several promising prime defense contract engagements in fiscal 2009 are likely as a result of business development activities in the prior year. We see an increasing need for cleared engineering support resources as the Department of Defense and Intelligence communities attempt to accelerate the development and deployment of next-generation ISR systems that will rely on advanced sensor network processing solutions. MFS will continue to seek direct contract vehicles with the government for engineering services in order to attain greater requirements granularity and generate higher margins.

•

Biotech Group—Our biotech venture is a development stage company which had no revenues in fiscal 2008 but incurred $2.3 million of research and development costs as we try to bring the technology to market. Biotech is in the process of developing and marketing proprietary software and complimentary services that are designed exclusively to improve pharmaceutical and biotechnology researchers’ ability to more rapidly identify new drug candidates, provide early identification of high-risk candidates and expedite the discovery-to-market process in order to bring more drugs to market, faster, more efficiently and more safely.

•

Avionics and Unmanned Systems Group (“AUSG”)—Based on the continuing operating losses of AUSG and to refocus the business on our core defense markets, in March 2008, we enacted a restructuring of the AUSG reporting unit which resulted in the elimination of 14 positions which we believe effectively curtails the operating losses of the reporting unit. In April 2008, we exclusively licensed certain intellectual property (“IP”) associated with AUSG and sold certain capital equipment, patents and trademarks to a third-party for $3.2 million in cash. In connection with this IP license agreement, we separately licensed to the buyer additional related software and agreed to other terms. We expect to have a continuing involvement in this business due, in part, to the support services offered on the software sold and an expectation of future fees earned on development and run-time software licenses.

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

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, warranties, contingencies, litigation, and the valuation of inventory, long-lived assets, goodwill, share-based compensation and income tax assets. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Changes in our estimates from period to period, such as changes in assumptions underlying our estimates, may have a material impact on our financial condition or results of operations. Similarly, using the ends of the range of reasonably possible amounts that we determined in formulating our estimate, rather than the reported estimate, may have a material impact on our financial condition or results of operations. However, during the past three fiscal years, such changes in our estimates, including those related to accounts receivable and inventory valuation and to warranty cost accruals, have not had a material impact on our overall financial performance or on any individual line item in our consolidated financial statements, with the exception of the change in estimate related to the valuation allowances on our deferred tax assets and our goodwill impairment analysis. Our valuation allowances on our deferred tax assets had a $6 million and $13 million impact to our tax provision during fiscal 2008 and 2007, respectively (See Note P to the consolidated financial statements) while our assumptions related to goodwill valuation analysis resulted in an impairment of $18.0 million in fiscal 2008 (See Note I to the consolidated financial statements).

Revenue Recognition

Revenue from system sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Certain contracts with customers require us to perform tests of our products prior to shipment to ensure their performance complies with our published product specifications and, on occasion, with additional customer-requested specifications. In these cases, we conduct such tests and, if they are completed successfully, include a written confirmation with each order shipped. As a result, at the time of each product shipment, we believe that no further customer testing requirements exist and that there is no uncertainty of acceptance by our customer.

For multiple-element arrangements, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement, and the delivery or performance of the undelivered item must be considered probable and substantially within our control. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement. For multiple-element arrangements for which we do not have fair value for the undelivered elements, we generally amortize the full arrangement over the maintenance period once maintenance is the only undelivered element.

For transactions involving the licensing of standalone software products and of software that is not incidental to the product, we recognize revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable, and collection of the related receivable is reasonably assured. With the exception of our Visage Imaging operating segment, our software products are generally not deemed essential to the functionality of any hardware system and do not require installation by us or significant modification or customization of the software. If fair value of maintenance agreements related to standalone software products is obtained, the fair value of the maintenance agreement is recognized as revenue ratably over the term of each maintenance agreement.

We also engage in long-term contracts for development, production and services activities which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

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

Revenue from product royalties are recognized upon receipt of payment by us unless another reasonable and reliable method of recognition is more appropriate. Additionally, all revenues are reported net of government assessed taxes (e.g. sales taxes or value-added taxes).

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

Product Warranty Accrual

Our product sales generally include a 12 or 18–month hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Deferred Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. We record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The determination of fair value of stock-based payment awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. We have elected under SFAS No. 123R, Share-Based Payment, to recognize the fair value of awards with pro-rata vesting on a straight-line basis.

RECENT BUSINESS DEVELOPMENTS:

FISCAL YEAR 2008

In May 2008, we completed the sale our Embedded Systems and Professional Services (“ES/PS”) business for $0.4 million plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the Visage Imaging operating segment. The sale resulted in a loss of $1.0 million on disposal of the discontinued

operation. The loss incurred as a result of the ES/PS business sale was primarily reflective of our perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, we have provided a guarantee to the buyer which would cover a portion of the severance costs if the buyer must sever any ES/PS employees before December 19, 2008. This guarantee could result in the maximum payment of $0.9 million. No amounts were accrued as of June 30, 2008 related to this guarantee.

In April 2008, we exclusively licensed certain intellectual property (“IP”) associated with our Avionics and Unmanned Systems Group (AUSG) reporting unit (a component of the Emerging Businesses Unit) and sold certain capital equipment, patents and trademarks to a third-party for $3.2 million in cash, paid in May 2008. In connection with this IP license agreement, we separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $0.1 million of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. Through June 30, 2008, the buyer elected to purchase $0.5 million of AUSG inventory as allowed under the original agreement. We expect to have a continuing involvement in this business due, in part, to the support services offered on the software sold and an expectation of future fees earned on development and runtime software licenses.

FISCAL YEAR 2007

On September 5, 2006, we purchased Nav3D Corporation (Nav3D) for $0.9 million in cash (including direct transaction costs of $0.1 million), subject to certain post-closing adjustments. Nav3D works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D was headquartered in San Carlos, California prior to acquisition. The results of Nav3D’s operations have been included in our consolidated financial statements since the acquisition date.

On July 25, 2006, we purchased an 18% equity interest in a development stage biotech company (Biotech) and acquired related intellectual property (IP) along with rights to any new or derivative IP for $3.1 million (including direct transaction costs of $0.1 million and a put option of $2.3 million). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to us for $2.3 million subject to certain adjustments. This put option for $2.3 million along with a deferred license payment of $0.2 million was accrued for at acquisition and included in the above-described purchase price consideration and were both paid in fiscal 2008. Further, we were required to provide working capital financing to Biotech totaling approximately $1.0 million at various points through April 16, 2007, which had to be utilized as directed by us. Biotech works with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of Biotech’s computational fragment-based drug design technology. Biotech is currently headquartered in Cambridge, Massachusetts. The results of Biotech’s operations have been included in our consolidated financial statements since the acquisition date.

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended June 30,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.9	43.8	40.1

Gross margin	60.1	56.2	59.9
Operating expenses:
Selling, general and administrative	39.0	40.9	37.8
Research and development	26.1	26.9	26.5
Amortization of acquired intangible assets	3.5	3.3	3.5
In-process research and development	0.0	1.4	0.2
Impairment of long-lived assets	8.6	0.9	0.0
Restructuring	2.5	2.5	0.9
Gain on sale of long-lived assets	(1.5)	0.0	0.0

Total operating expenses	78.2	75.9	68.9

Loss from operations	(18.1)	(19.7)	(9.0)
Other income, net	2.0	2.4	1.0

Loss from continuing operations before income taxes	(16.1)	(17.3)	(8.0)
(Benefit) provision for income taxes	0.8	1.2	(0.4)

Net loss from continuing operations	(16.9)	(18.5)	(7.6)
Income from discontinued operations, net of taxes	0.5	1.1	0.5
Loss on sale of discontinued operations, net of taxes	(0.5)	0.0	0.0

Net loss	(16.9)%	(17.4)%	(7.1)%

FISCAL YEAR 2008 VS. FISCAL YEAR 2007

REVENUES

(in thousands)	2008	As a % of Total Net Revenue	2007	As a % of Total Net Revenue	$ Change	% Change
ACS	$188,488	90%	$199,792	92%	$(11,304)	(6)%
Visage	8,722	4%	8,776	4%	(54)	(1)%
VSG	10,975	5%	7,846	4%	3,129	40%
EBU	1,718	1%	804	—%	914	114%

Total revenues	$209,903	100%	$217,218	100%	$(7,315)	(3)%

Total revenues decreased $7.3 million or 3% to $209.9 million during fiscal 2008. International revenues represented approximately 15% and 12% of total revenues during fiscal years 2008 and 2007, respectively.

ACS revenues decreased $11.3 million or 6% during fiscal 2008 compared to fiscal 2007. The change in revenues was related to a $10.8 million decrease in sales to semiconductor equipment customers, a $11.8 million decrease in sales to telecommunications customers and a $8.6 million decrease in sales to medical equipment customers. The decrease in telecommunications revenue is largely reflective of a decline in our telecommunications board business and due to a significant development program that was underway in fiscal 2007 that was completed in the first quarter of fiscal 2008. Decreases in the commercial markets were partially offset by an $18.9 million increase in sales to defense radar markets.

Visage revenues had a modest decrease of $0.1 million or 1% during fiscal 2008 compared to fiscal 2007. The slight decrease is primarily driven by a $0.5 million decrease in sales of our Amira research software product line and a decrease in sales of our legacy product lines, including a $1.5 million decrease in sales of our Magicweb software. These decreases were partially offset by an increase in our 3D & Picture Archiving and Communication System (PACS) product lines and Reconstruction & Visualization product lines which had growth of $1.9 million over the same period. We expect our legacy business will continue to decrease over the near term as we focus our investment in our new Visage CS Product lines and direct sales.

VSG revenues increased $3.1 million or 40% during fiscal 2008 compared to fiscal 2007. The increase in revenues was primarily related to an increase in sales of our Open Inventor and Avizo product lines.

EBU revenues increased $0.9 million or 114% during fiscal 2008 as compared to fiscal 2007. The increase in revenue was primarily due to the acquisition of NAV3D which was acquired on September 5, 2006, and a 17% increase in sales of our Vistanav product line in large part due to the launch of the latest model. In the fourth quarter we effectively shutdown the AUSG business through the exclusive license of AUSG’s IP. As such, going forward the primary revenue driver for EBU is expected to be the MFS reporting unit. Although there were no material contract awards for MFS in fiscal 2008, we expect several prime contract engagements in fiscal 2009 as a result of business development activities in the prior year.

GROSS PROFIT

Gross profit was 60.1% for fiscal 2008, an increase of 390 basis points from the 56.2% gross profit achieved in fiscal year 2007. The increase in gross profit was primarily due to a favorable customer mix, product mix and lower excess and obsolete inventory provisions driven by improvements in supply chain management.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 8% or $6.8 million to $81.9 million during fiscal 2008 compared to $88.7 million during fiscal 2007. The decrease was primarily due to a $2.8 million decrease in compensation primarily due to a reduction in headcount of 28 employees that was attributable, in part, to our restructuring plans, a $1.1 million decrease in legal expense, a $1.2 million decrease in depreciation and a $2.0 million decrease in consulting expense due primarily to reduced ERP implementation costs. These decreases were partially offset by various items including a $1.5 million increase in rent expense due to the sale and leaseback of our corporate headquarters in Chelmsford, MA. The $1.1 million decrease in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries that we incurred in fiscal 2007 that did not continue into fiscal 2008 (see Note J to the Consolidated Financial Statements).

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 6% or $3.7 million to $54.8 million during fiscal 2008 compared to $58.5 million for fiscal 2007. The decrease was primarily the result of three items: a $0.9 million decrease in compensation expense primarily due to a reduction in headcount of five employees that was attributable, in part, to our restructuring plans; a $0.9 decrease in depreciation; and a $2.2 million decrease in prototype and development expenses largely caused by the cancellation of several of the Cell BE research and development projects due to the restructuring of our third-party Cell BE research and development agreements. Research and development activities related to the Cell BE family of products were one of the more significant research and development initiatives since its inception in fiscal 2006. The Cell BE projects accounted for approximately $5.6 million and $13.6 million of the research and development expenses during fiscal 2008 and 2007, respectively. Impacting our Cell BE research and development expense in fiscal 2007, was the restructuring of our third-party Cell BE research and development agreements which resulted, amongst other things, in the termination of several Cell BE projects and a refund of $1.9 million of previously paid development payments, which was recorded as an offset to research and development expenses in fiscal 2007. Research and development continues to be a focus of our business with approximately 26.1% and 26.9% of our revenues dedicated to research and development activities during fiscal 2008 and 2007, respectively. Improving the effectiveness of our research and development investments so as to realize a more near-term return is a priority.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased 1% or $0.1 million to $7.3 million during fiscal 2008 compared to $7.2 million for fiscal 2007. The increase in amortization expenses was primarily due to devaluing of the U.S. dollar as compared to the Euro, which results in an increase in amortization expense for our foreign intangible assets.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

Impairment expense increased from $2.0 million in fiscal 2007 to $18.0 million in fiscal 2008. The 2008 impairment charge was primarily related to the impairment of $17.4 million of goodwill in the Visage business unit recorded in fiscal 2008. The size of the impairment charge was caused primarily by the lack of previously anticipated traction in the OEM market which in prior periods was estimated to be the main growth driver for the business. While we have shifted to a more end user focused business to offset the lack of OEM traction, the end user growth is expected to be much slower, thus driving the value of the business down from a discounted cash flow basis.

The fiscal 2007 impairment charge of $2.0 million related to two items: a non-compete agreement we determined to be impaired based upon actions taken by a former employee who was bound by the non-compete agreement and the restructuring of an alliance agreement with a third party. This restructuring, among other things, amended the statements of work for certain continuing projects being performed by the third-party, cancelled the statement of work for a particular project being performed by the third-party, and eliminated our volume commitments, royalty requirements and early termination penalties. The restructuring of the parties’ obligations resulted in us recording an impairment charge of approximately $1.9 million to write off an intangible asset due to the expected decrease in sales of licensed products caused by the cancellation of the above-referenced projects.

RESTRUCTURING EXPENSE

Restructuring expense for fiscal 2008 decreased $0.3 million to $5.2 million as compared to fiscal 2007. This decrease was primarily due to the size of each of the restructuring activities incurred in the respective periods. As a result of the restructuring plan enacted in fiscal 2008, we eliminated approximately 80 positions, while we eliminated approximately 110 positions in fiscal 2007.

GAIN ON SALE OF LONG-LIVED ASSETS

In April 2008, we exclusively licensed certain intellectual property (“IP”) associated with our Avionics and Unmanned Systems Group (“AUSG”) reporting unit (a component of the EBU operating segment) and sold certain capital equipment, patents and trademarks to a third-party for $3.2 million in cash. In connection with this IP license agreement, we separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $0.1 million of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. In May 2008, the buyer elected to purchase $0.5 million of AUSG inventory as allowed under the original agreement. Since we expect to have a continuing involvement in this business due, in part, to the maintenance offered on the software sold and an expectation of future fees earned on runtime software licenses and as the transaction is atypical of our standard revenue transactions, we have classified the net gain of $3.2 million as a component of operating expenses in accordance with SFAS No. 144.

INTEREST INCOME

Interest income for fiscal 2008 decreased by $0.3 million to $6.5 million compared to fiscal 2007. The decrease in return on our cash, cash equivalents and marketable securities was due to the transfer of a significant portion of our marketable securities to lower risk investment options which in turn yield a lower return; partially offset by higher general cash and cash equivalent balances earning interest and higher yields on our marketable securities.

INTEREST EXPENSE

Interest expense for fiscal 2008 decreased by $0.9 million to $3.4 million compared to fiscal 2007. The decrease was primarily due to lower interest incurred due to the repayment of our mortgage notes on October 19, 2006, partially offset by the prepayment penalty paid to retire our mortgage notes.

OTHER INCOME (EXPENSE), NET

Other income (expense) for fiscal 2008 decreased by $1.6 million compared to fiscal 2007. The decrease was primarily driven by $2.4 million of cash received during fiscal 2007 as a result of the legal settlement with a former employee and a related company (see Note J to the consolidated financial statements). Also impacting other income (expense) was the amortization of the gain earned on the sale lease-back of our corporate headquarters (see Note G to the consolidated financial statements), the realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan.

INCOME TAX (BENEFIT) PROVISION

We recorded a provision for income taxes of $1.7 million in fiscal 2008 reflecting a 5.0% effective tax rate, as compared to a 6.8% effective tax rate for fiscal 2007. Our effective tax rate for fiscal year 2008 differed from the U.S. statutory tax rate of 35% primarily due to several significant permanent differences, including amortization of our intangible assets, non-deductible stock compensation, goodwill impairment and the impact of valuation allowances. The fiscal 2007 tax rate is less than the U.S. statutory rate primarily due to the valuation allowance recorded and the settlement of an IRS audit for the fiscal years 2003 through 2005.

DISCONTINUED OPERATIONS

In May 2008, we completed the sale of our Embedded Systems and Professional Services (“ES/PS”) business for $0.4 million plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of our Visage Imaging operating segment. The sale resulted in a loss of $1.0 million on disposal of the discontinued operation. The loss incurred as a result of the ES/PS business sale was primarily reflective of our perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation we have provided a guarantee to the buyer which would cover a portion of the severance costs if the buyer must sever any ES/PS employees before December 19, 2008. This guarantee could result in a maximum payment of $0.9 million. No amounts were accrued as of June 30, 2008 related to this guarantee.

Income from discontinued operations, net of income taxes, decreased by $1.3 million to $1.0 million in fiscal 2008. This decrease was primarily related to a decline in sales of services to one significant customer.

SEGMENT OPERATING RESULTS

	June 30,
(in thousands)	2008	2007
ACS income (loss) from operations	$11,643	$(9,336)
Visage loss from operations	(31,790)	(12,715)
VSG income (loss) from operations	710	(2,044)
EBU loss from operations	(7,201)	(8,093)

Results from operations of the ACS segment increased $21.0 million during fiscal 2008 to an operating income of approximately $11.6 million as compared to fiscal year 2007. The increase in operating results was partially driven by a gross margin increase of $1.6 million related to customer mix and a decrease in costs related to warranty and inventory reserves. Also contributing to the increase in operating results was a $6.8 million decrease in research and development expenses due, in part, to $8.0 million in lower expenses related to the Cell BE processor development.

Loss from operations of the Visage segment increased $19.1 million during fiscal 2008 to an operating loss of $31.8 million as compared to fiscal 2007. The decrease in operating results of the Visage segment was primarily related to a $17.4 million goodwill impairment charge driven by lower revenue forecast due to the lack of previously anticipated traction in the OEM market which in prior periods was estimated to be the main growth driver for the business. Also impacting Visage’s operating profit was approximately $2.1 million related to the Visage Imaging subsidiary formation activities and re-branding, the direct sales force launch and consulting costs associated with streamlining the foreign Visage legal entities.

Results from operations of the VSG segment increased $2.7 million during fiscal 2008 to an operating income of $0.7 million as compared to fiscal 2007. The increase in operating results was impacted by several items including a $3.3 million increase in gross profit primarily driven by a higher revenue base; offset by a $0.5 million increase in operating expenses due largely to higher research and development and sales and marketing expenses due to higher headcounts.

Losses from the operations of the EBU segment decreased by $0.9 million during fiscal 2008 to an operating loss of $7.2 million as compared in fiscal 2007. The increase in operating results was primarily driven by a charge of $3.1 million for in-process research and development related to the Biotech acquisition that was incurred in fiscal 2007 offset by overall higher research and development costs in fiscal 2008 in the EBU segment.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

FISCAL YEAR 2007 VS. FISCAL YEAR 2006

REVENUES

(in thousands)	2007	As a % of Total Net Revenue	2006	As a % of Total Net Revenue	$ Change	% Change
ACS	$199,792	92%	$215,067	94%	$(15,275)	(7)%
Visage	8,776	4%	6,188	3%	2,588	42%
VSG	7,846	4%	7,408	3%	438	6%
EBU	804	—%	308	—%	496	161%

Total revenues	$217,218	100%	$228,971	100%	$(11,753)	(5)%

Total revenues decreased $11.8 million or 5% to $217.2 million during fiscal 2007. International revenues represented approximately 12% and 11% of total revenues during fiscal years 2007 and 2006, respectively.

ACS revenues decreased $15.3 million or 7% during fiscal 2007 compared to fiscal 2006. The decrease was primarily related to a $5.9 million decrease in shipments serving radar applications, a $9.6 million decrease in signal intelligence applications, a $4.2 million decrease in radio frequency products and decreases in our medical hardware business lines, including a $7.8 million decrease in MRI applications and a $4.1 million decrease in digital X-ray applications. Contributing to these decreases in radar applications and signal intelligence applications included a reprioritizing of funding by the federal government to more immediate and tactical requirements. The decrease in ACS revenues was partially offset by a $1.7 million increase in revenues related to a large development effort for a semiconductor customer, a $6.3 million increase related to a large development effort for a telecommunications customer, and approximately $9.0 million increase in sales related to the Cell BE processor family of products.

Visage revenues increased $2.6 million or 42% from fiscal 2006 to fiscal 2007. The increase was almost entirely the result of increased sales of our MagicWeb software product which is sold to one OEM customer.

VSG revenues increased $0.4 million or 6% during fiscal 2007 compared to the same period in fiscal 2006. The increase in revenues was primarily related to increased sale of our Open Inventor product line.

EBU revenues increased $0.5 million or 161% during fiscal 2007 compared to the same period in fiscal 2006. The increase in revenue was primarily due to the acquisition of NAV3D which was acquired on September 5, 2006, and a 158% increase in sales of our Vistanav product line in large part due to the launch of the latest model.

GROSS PROFIT

Gross profit was 56.2% for fiscal 2007, a decrease of 370 basis points from the 59.9% gross profit achieved in fiscal year 2006. The decrease in gross profit was primarily due to a 7% decline in ACS sales without a significant decrease in manufacturing expenses until the fourth quarter of fiscal 2007. Additionally, our ACS business continues to be impacted by a greater percentage of newer business technologies which carry a lower margin than our traditional ACS products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 2% or $2.1 million to $88.7 million during fiscal 2007 compared to $86.6 million during fiscal 2006. The increase was primarily due to a $1.6 million increase in legal expense, a $0.8 million increase in stock compensation expense, and a $0.8 million increase in commission expense. These increases were partially offset by various items including a $0.9 million decrease in audit and accounting related expenses as compared to the same period in fiscal 2006. The $1.6 million increase in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries (see Note J to the Consolidated Financial Statements), while the decrease in audit and accounting related expenses was primarily due to utilizing more in-house resources to address the internal control requirements required under Sarbanes-Oxley.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 4% or $2.2 million to $58.5 million during fiscal 2007 compared to $60.7 million for fiscal 2006. The decrease was partially the result of a decrease in compensation expense due to a reduction in headcount of 38 employees that was attributable, in part, to our 2007 restructuring plans. Research and development continues to be a focus of our business with approximately 26.9% and 26.5% of our revenues dedicated to research and development activities during fiscal 2007 and 2006, respectively. One of the more significant research and development initiatives which began in fiscal 2006 is our development efforts related to the Cell BE processor family of products which accounted for approximately $4.3 million and $6.0 million of the research and development expenses for fiscal years 2007 and 2006, respectively. Impacting our Cell BE research and development expense in fiscal 2007, was the restructuring of our third-party Cell BE research and development agreements which resulted, amongst other things, in the termination of several Cell BE projects and a refund of $1.9 million of previously paid development payments, which was recorded as an offset to research and development expenses in fiscal 2007. Improving the effectiveness of our research and development investments so as to realize a more near-term return is a priority.

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

OTHER INCOME (EXPENSE), NET

Other income (expense) for fiscal 2007 increased by $2.7 million compared to fiscal 2006. The increase was primarily due to cash received totaling $2.4 million as a result of the legal settlement with a former employee and a related company (see Note J to the consolidated financial statements). Also impacting other income (expense) were the amortization of the gain earned on the sale of our corporate headquarters (see Note G to the consolidated financial statements), the realized gains and losses related to foreign currency transactions and the impact of our deferred compensation plan (see Note S to the consolidated financial statements).

INCOME TAX (BENEFIT) PROVISION

We recorded a provision for income taxes of $2.6 million in fiscal 2007 reflecting a 6.8% effective tax rate from continuing operations, as compared to a 5.1% effective tax benefit rate from continuing operations for fiscal 2006. Our effective tax rate for fiscal year 2007 differed from the U.S. statutory tax rate of 35% primarily due to the valuation allowance recorded and the settlement of an IRS audit for the fiscal years 2003 through 2005. The fiscal 2006 tax rate is less than the U.S. statutory rate primarily due to operating losses offset by a valuation allowance recorded on the net amount of the TGS Group deferred tax assets and the deferred tax assets related to the operating losses associated with SoHard and utilization of certain state research and development credit carryforwards.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes, increased by $1.1 million to $2.3 million in fiscal 2007. This increase was primarily related to a increase in sales of services to one significant customer.

SEGMENT OPERATING RESULTS

	June 30,
(in thousands)	2007	2006
ACS income (loss) from operations	$(9,336)	$8,291
Visage loss from operations	(12,715)	(14,635)
VSG loss from operations	(2,044)	(1,495)
EBU loss from operations	(8,093)	(2,699)

Results from operations of the ACS segment decreased $17.6 million to an operating loss of approximately $9.3 million in fiscal 2007 as compared to fiscal 2006. The decrease in operating results was partially driven by a decrease in gross margin of $18.7 million driven primarily by the decrease in revenue and change in customer mix. This decrease was partially offset by a $5.0 million decrease in research and development expenses.

Loss from operations of the Visage segment decreased $1.9 million to a loss of $12.7 million for fiscal 2007 as compared to fiscal 2006. The improvement in operating results was primarily related to the $2.6 million increase to revenue without any significant change in total operating expenses.

Loss from operations of the VSG segment increased $0.5 million during fiscal 2007 to an operating loss of $2.0 million as compared to fiscal 2006. The decrease in operating results was impacted by several items including a $2.1 million increase in operating expenses due largely to higher research and development and sales and marketing expenses due to higher headcounts offset by a $1.5 million increase in gross margin.

Loss from the operations of the EBU segment increased $5.4 million to an operating loss of $8.1 million in fiscal 2007 as compared to fiscal 2006. The decrease in operating results was primarily driven by a charge of $3.1 million for in-process research and development related to the Biotech acquisition that was incurred in fiscal 2007 and higher overall sales and marketing expenses associated with the sale of the Vistanav product line.

See Note H to our consolidated financial statements included in this report for more information regarding our operating segments.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business, certain guarantees made related to the sale of our ES/PS business during the fourth quarter of fiscal 2008 (see Note N to the Consolidated Financial Statements) and certain indemnification provisions (see Note J to the Consolidated Financial Statements), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands) As of and for the fiscal year ended	June 30, 2008	June 30, 2007	June 30, 2006
Net cash provided by (used in) operating activities	$13,726	$(10,313)	$22,053
Net cash (used in) provided by investing activities	(7,248)	50,652	(35,390)
Net cash provided by (used in) financing activities	703	(12,136)	(6,652)
Net increase (decrease) in cash and cash equivalents	7,752	28,310	(20,160)
Cash and cash equivalents at end of year	59,045	51,293	22,983

Cash and Cash Equivalents

Our cash and cash equivalents increased by $7.8 million during fiscal 2008, primarily as the result of improved linearity in sales which resulted in improved collections on receivables and the sale of an exclusive license of AUSG IP and other assets for $3.6 million in cash proceeds.

During fiscal year 2008, we generated $13.7 million in cash from operations compared to $10.3 million used in operations during the same period in fiscal 2007. The $24.0 million increase in the amount of cash generated from operations was largely driven by lower comparative net losses, a $4.5 million improvement in year over year accounts receivable collection, a $6.6 million improvement in year over year prepaid expenses and other current assets and the $18.0 million non-cash impairment charge recorded in fiscal 2008. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

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

During fiscal 2008, we used $7.2 million of cash from investing activities compared with $50.7 million generated from investing activities during fiscal 2007. The decrease in cash generated from investing activities was primarily driven by two items: the sale and leaseback of our corporate headquarters in Chelmsford, Massachusetts which provided $26.4 million in cash in fiscal 2007 and the increase in cash invested in marketable securities during 2008 which resulted in net purchases of $4.5 million of marketable securities in fiscal 2008 versus $34.0 million of net sales and maturities of marketable securities in fiscal 2007. The collapse of the auction rate securities (“ARS”) markets has resulted in $50.3 million of our auction rate securities becoming illiquid. As a result, the Company will not be able to access these funds until future auctions for these ARS are successful, the securities are sold in a secondary market which currently is not active, or the securities are called by the issuer. As such, the ARS investments currently lack short-term liquidity and were therefore classified as non-current in the June 30, 2008 consolidated balance sheet. It is our expectation that we will hold these illiquid ARS investments until maturity or until the ARS investments can be sold at or above par value.

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

During fiscal 2008, our financing activities generated $0.7 million of cash compared with $12.1 million used in financing activities during fiscal 2007. The increase in cash generated from financing activities was primarily driven by $9.7 million used to prepay in full our two mortgage notes payable in fiscal 2007 and $0.6 million related to the repayment of foreign debt in fiscal 2007. Additionally, in fiscal 2008, we secured a margin loan facility of $23.7 million collateralized by our $50.3 million of auction rate securities. As of June 30, 2008, the Company has not utilized this margin loan facility.

During fiscal 2007, our financing activities used cash of $12.1 million compared with $6.7 million used in financing activities during fiscal 2006. The increase in cash used in financing activities was primarily driven by $9.7 million used to prepay in full our two mortgage notes payable in fiscal 2007 and $0.6 million related to the repayment of foreign debt in fiscal 2007.

During fiscal 2008, our prime source of liquidity came from existing cash and marketable securities and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, an alliance purchase agreement, a supply agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures. On May 1, 2009 our convertible debt may be put to us which, if such put is made in full, would result in a required cash payment of $125.0 million. If cash generated from operations is insufficient to satisfy working capital requirements and/or to make any required payments of our convertible debt, we may need to access funds through our $23.7 million margin loan facility with a financial institution, bank loans, sales of securities or other means (see Note V to the consolidated financial statements). There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business. In addition, failure to repurchase our convertible debt when tendered in accordance with its terms would constitute an event of default under the related indenture.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, marketable securities and available margin loan facility will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2008:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,319	$125,301	$18	$—	$—
Interest due on notes payable	2,504	2,503	1	—	—
Purchase obligations	26,683	26,683	—	—	—
Supply agreement	2,031	—	—	2,031	—
Operating leases	24,626	4,136	6,520	5,231	8,739
IP Agreement	100	100	—	—	—
Other long-term liabilities	119	—	119	—	—

	$181,382	$158,723	$6,658	$7,262	$8,739

Notes payable, capital lease obligations and interest due on notes payable consists of various domestic and foreign debt agreements and the interest due on such agreements. (See Note O to the consolidated financial statements for further financial information regarding these agreements). Our pension obligation and deferred compensation plan liabilities which are not included in the table above, are included in accrued expenses in our consolidated balance sheets.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $26.7 million at June 30, 2008.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.5 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance. As of June 30, 2008, the remaining minimum commitment related to this agreement is the 35% “penalty” on the remaining inventory balances which was $2.0 million.

In September 2008, we entered into a new agreement (“License Agreement”) with a third party to obtain an exclusive license to certain intellectual property (“IP”). This replaced a prior agreement that was terminated in August 2008. This License Agreement requires cumulative payments of $0.3 million over the next three years, beginning October 1, 2008, for an exclusive license and maintenance. Running royalty payments (“Running Royalties”) will be paid based on sales of products containing the IP. Beginning with the sooner of the agreement year beginning October 1, 2010 or the agreement year following a Production Win, as defined in the agreement, and for the following two agreement years, if the Running Royalty payments do not equal or exceed $1.0 million (the “Minimum Royalty”) per agreement year, we must pay the shortfall between the two amounts unless the License Agreement is terminated prior to the start of the respective agreement year. We are also obligated to reimburse the third party for all patent-related costs incurred by the third party. We can terminate the License Agreement at any time and no un-accrued obligations would be owed under the agreement.

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

RELATED PARTY TRANSACTIONS

During fiscal 2008, 2007 and 2006, we did not engage in any significant related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note B of the consolidated financial statements for a listing of key recent accounting pronouncements identified by management.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to interest rate risk is related primarily to our investment portfolio. Our investment portfolio includes fixed-rate debt instruments (including auction rate securities) of high quality U.S. government issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer.

Fixed-rate debt obligations issued by us are generally not putable, with the exception of the convertible debt, and are not actively traded by us in the market. Therefore, we do not believe our exposure to interest rate risk is material for our fixed-rate debt, with the exception of the convertible debt.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Since the convertible debt was “out-of-the-money” at the end of fiscal 2008, it was treated as a fixed-rate debt security and the analysis assumes that the entire principal amount is repaid in full at maturity and the exercise of the embedded equity option is ignored. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On these bases, the potential change in fair value from a 10% fluctuation in interest rates is $0.7 million and $0.7 million as of June 30, 2008 and 2007, respectively.

FOREIGN CURRENCY RISK

We operate primarily in the United States; however, a significant portion of our business is conducted outside the United States through our foreign subsidiaries in the United Kingdom, Germany, Japan, and France, where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of these currencies. Local currencies are used as the functional currency for our subsidiaries in the United Kingdom, France, Germany, and Japan. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. We also have audited Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Computer Systems, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Computer Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note B to the consolidated financial statements, Mercury Computer Systems, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective July 1, 2005.

Boston, Massachusetts

September 12, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$59,045	$51,293
Marketable securities	60,205	72,482
Accounts receivable, net of allowance of $784 and $769 at June 30, 2008 and 2007, respectively	33,109	35,688
Inventory	24,694	22,151
Deferred tax assets, net	—	1,637
Prepaid expenses and other current assets	8,790	9,714
Current assets of discontinued operations	—	786

Total current assets	185,843	193,751
Marketable securities	47,231	33,350
Property and equipment, net	11,183	14,733
Goodwill	80,956	93,999
Acquired intangible assets, net	7,501	14,526
Deferred tax assets, net	—	2,085
Other non-current assets	5,836	7,167
Non-current assets of discontinued operations	—	654

Total assets	$338,550	$360,265

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,171	$14,643
Accrued expenses	7,857	11,633
Accrued compensation	11,834	9,221
Accrued warranty expenses	1,972	2,464
Notes payable and current portion of capital lease obligations	125,301	140
Income taxes payable	1,383	1,273
Deferred revenues and customer advances	16,240	13,333
Current liabilities of discontinued operations	—	364

Total current liabilities	179,758	53,071
Notes payable and non-current portion of capital lease obligations	18	125,083
Accrued compensation	1,709	1,918
Deferred tax liabilities, net	285	392
Deferred gain on sale-leaseback	9,027	10,184
Other long-term liabilities	1,241	960

Total liabilities	192,038	191,608
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 21,972,158 and 21,415,482 shares issued and outstanding at June 30, 2008 and 2007 respectively	220	214
Additional paid-in capital	100,268	89,332
Retained earnings	40,575	75,988
Accumulated other comprehensive income	5,449	3,123

Total shareholders’ equity	146,512	168,657

Total liabilities and shareholders’ equity	$338,550	$360,265

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended June 30,
	2008	2007	2006
Net revenues	$209,903	$217,218	$228,971
Cost of revenues	83,833	95,056	91,886

Gross profit	126,070	122,162	137,085
Operating expenses:
Selling, general and administrative	81,870	88,708	86,595
Research and development	54,794	58,489	60,696
Amortization of acquired intangible assets	7,289	7,223	7,976
In-process research and development	—	3,060	548
Impairment of goodwill and long-lived assets	17,983	1,974	—
Restructuring .	5,194	5,482	1,952
Gain on sale of long-lived and other assets	(3,151)	—	—

Total operating expenses	163,979	164,936	157,767

Loss from operations	(37,909)	(42,774)	(20,682)
Interest income	6,509	6,804	6,438
Interest expense	(3,363)	(4,241)	(4,102)
Other income (expense), net	1,047	2,652	(14)

Loss from continuing operations before income taxes	(33,716)	(37,559)	(18,360)
Income tax provision (benefit)	1,683	2,561	(942)

Net loss from continuing operations	(35,399)	(40,120)	(17,418)
Income from discontinued operations, net of income taxes	991	2,300	1,250
Loss on sale of discontinued operations, net of income taxes	(1,005)	—	—

Net loss	$(35,413)	$(37,820)	$(16,168)

Basic net (loss) earnings per share:
Continuing operations	$(1.64)	$(1.89)	$(0.83)
Income from discontinued operations	0.05	0.11	0.06
Loss on sale of discontinued operations	(0.05)	—	—

Net loss	$(1.64)	$(1.78)	$(0.77)

Diluted net (loss) earnings per share:
Continuing operations	$(1.64)	$(1.89)	$(0.83)
Income from discontinued operations	0.05	0.11	0.06
Loss on sale of discontinued operations	(0.05)	—	—

Net loss	$(1.64)	$(1.78)	$(0.77)

Weighted-average shares outstanding:
Basic	21,639	21,221	20,977

Diluted	21,639	21,221	20,977

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (loss)	Total Shareholders’ Equity	Compre- hensive Loss
	Shares	Amount
Balance June 30, 2005	21,006	$210	$58,674	$139,785	$(843)	$197,826
Exercise of common stock options	311	3	4,559			4,562
Issuance of common stock under employee stock purchase plan	91	1	1,355			1,356
Tax benefit from stock options			566			566
Repurchase of common stock	(532)	(5)	(2,470)	(9,809)		(12,284)
Common stock issued for acquisitions	177	1	5,171			5,172
Stock-based compensation			10,144			10,144
Comprehensive loss:
Net loss				(16,168)		(16,168)	$(16,168)
Net unrealized loss on securities					(345)	(345)	(345)
Foreign currency translation adjustments					1,160	1,160	1,160

							$(15,353)

Balance June 30, 2006	21,053	$210	$77,999	$113,808	$(28)	$191,989
Issuance of common stock under employee stock incentive plans	308	3	819			822
Issuance of common stock under employee stock purchase plan	92	1	1,001			1,002
Tax expense from stock options			(566)			(566)
Repurchase of common stock	(38)		(507)			(507)
Stock-based compensation			10,586			10,586
Comprehensive loss:
Net loss				(37,820)		(37,820)	$(37,820)
Net unrealized gain on securities					627	627	627
Foreign currency translation adjustments					2,524	2,524	2,524

							$(34,669)

Balance June 30, 2007	21,415	$214	$89,332	$75,988	$3,123	$168,657

Issuance of common stock under employee stock incentive plans	566	6	774			780
Issuance of common stock under employee stock purchase plan	99	1	809			810
Repurchase of common stock	(108)	(1)	(1,009)			(1,010)
Stock-based compensation			10,362			10,362
Comprehensive loss:
Net loss				(35,413)		(35,413)	$(35,413)
Net unrealized loss on securities					(2,941)	(2,941)	(2,941)
Foreign currency translation adjustments					5,267	5,267	5,267

							$(33,087)

Balance June 30, 2008	21,972	$220	$100,268	$40,575	$5,449	$146,512

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For The Years Ended June 30
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(35,413)	$(37,820)	$(16,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,988	17,963	17,560
Stock-based compensation	10,362	10,586	10,144
Tax (expense) benefit from stock options	—	(566)	566
Changes in deferred income taxes	3,582	1,818	(5,971)
Non-cash interest	846	846	840
Impairment of long-lived assets	17,983	1,974	—
In-process research and development	—	3,060	550
Gross tax windfall from stock-based compensation	(243)	(64)	(581)
Gain on sale of AUSG long-lived and other assets	(3,151)	—	—
Loss on sale of discontinued operations	1,005	—	—
Other non-cash expenses	(1,031)	(222)	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,154	(1,400)	10,404
Inventory	(2,494)	(2,436)	(1,636)
Prepaid expenses and other current assets	1,126	(5,435)	4,412
Other assets	248	(219)	(301)
Accounts payable and accrued expenses	(602)	2,787	(2,138)
Deferred revenues and customer advances	2,348	318	3,331
Income taxes payable	(37)	(2,011)	119
Other long term liabilities	55	508	922

Net cash provided by (used in) operating activities	13,726	(10,313)	22,053

Cash flows from investing activities:
Purchases of marketable securities	(182,528)	(125,172)	(139,928)
Sales and maturities of marketable securities	177,983	159,186	185,448
Purchases of property and equipment	(4,625)	(8,109)	(11,402)
Proceeds from sale of AUSG long-lived and other assets	3,631	—	—
Proceeds from sale of discontinued operations	367	—	—
Proceeds from redemption of insurance policies	324	—	—
Acquisition of businesses, net of cash acquired	(2,400)	(1,513)	(67,508)
Acquired intangible assets	—	(105)	(2,000)
Proceeds from sale of building, net	—	26,365	—

Net cash (used in) provided by investing activities	(7,248)	50,652	(35,390)

Cash flows from financing activities:
Proceeds from employee stock plans	1,590	1,824	5,918
Gross tax windfall from stock-based compensation	243	64	581
Repurchases of common stock	(1,010)	(507)	(12,284)
Increase in restricted cash	—	(3,000)	—
Payments of principal under notes payable and of capital lease obligations	(120)	(10,517)	(867)

Net cash provided by (used in) financing activities	703	(12,136)	(6,652)

Effect of exchange rate changes on cash and cash equivalents	571	107	(171)

Net increase (decrease) in cash and cash equivalents	7,752	28,310	(20,160)
Cash and cash equivalents at beginning of year	51,293	22,983	43,143

Cash and cash equivalents at end of year	$59,045	$51,293	$22,983

Cash paid during the year for:
Interest	$2,502	$2,789	$3,342
Income taxes, net	206	5,753	4,343
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$3,283	$11,388	$11,071
Issuance of common stock related to acquisitions	—	—	5,172

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance computer signal and image processing systems and software for embedded and other specialized computing markets. The Company’s primary market segments are aerospace and defense—which includes systems for radar, electronic warfare, sonar, C4I (Command, Control, Communications, Computers, and Intelligence) and electro-optical; life sciences—which includes systems for medical diagnostic imaging & visualization and picture archiving and communication systems (PACS); semiconductor—which includes systems for semiconductor wafer inspection, reticle inspection and mask writing; geosciences—which includes software for oil and gas exploration; and telecommunications applications.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements, excluding the statement of cash flows, were restated to reflect the discontinuation and sale of the Embedded Systems and Professional Services (“ES/PS”) businesses in the fourth quarter of fiscal 2008 in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (see Note N to the consolidated financial statements).

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

Certain contracts with customers require the Company to perform tests of its products prior to shipment to ensure their performance complies with the Company’s published product specifications and, on occasion, with additional customer-requested specifications. In these cases, the Company conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, the Company believes that no further customer testing requirements exist and that there is no uncertainty of acceptance by its customer.

For multiple-element arrangements, the Company defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement, and the delivery or performance of the undelivered item must be considered probable and substantially within the control of the Company. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement. For multiple-element arrangements for which the Company does not have fair value for the undelivered elements, the Company generally amortizes the full arrangement over the maintenance period once maintenance is the only undelivered element.

For transactions involving the licensing of standalone software products and of software that is not incidental to the product, the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the software has occurred, the price is fixed or determinable, and collection of the related receivable is reasonably assured. With the exception of the Visage Imaging operating segment, the Company’s software products are generally not deemed essential to the functionality of any hardware system and do not require installation by the Company or significant modification or customization of the software. If fair value of maintenance agreements related to standalone software products is obtained, the fair value of the maintenance agreement is recognized as revenue ratably over the term of each maintenance agreement.

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

DEFERRED REVENUES AND CUSTOMER ADVANCES

Deferred revenues consist of deferred product and service revenue. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because one or more of the conditions for revenue recognition have not been met. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts or extended warranty concessions, which are recognized ratably over the term of the arrangements. Customer advances represent deposits received from customers on an order.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with remaining maturities of 90 days or less at the date of purchase, are carried at fair market value. The Company also has restricted cash which is classified as an other non-current asset due to the length of the restriction.

MARKETABLE SECURITIES

The Company classifies investments in marketable securities as available-for-sale at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of June 30, 2008 and 2007. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income or expense. For determinations of gain or loss, the cost of securities sold is based on the specific identification method.

The fair value of cash equivalents and investments in marketable securities, excluding auction rate securities, represents the quoted market prices at the balance sheet dates. The fair value of auction rate securities is determined by using a discounted cash flow model at June 30, 2008 (See Note E to the consolidated financial statements). Debt securities with maturities at date of purchase of greater than 90 days but less than one year to maturity at a particular balance sheet date are classified as short-term marketable securities. Debt securities that have remaining maturities of greater than one year at a particular balance sheet date are classified as long-term marketable securities.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash,, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2008 and 2007, the Company had approximately $53,127 and $47,829, respectively, of cash on deposit or invested with its primary financial and lending institution. Additionally, the Company has significant concentrations in auction rate security investments (See Note E to the consolidated financial statements).

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2008, seven customers accounted for 60% of the Company’s receivables. At June 30, 2007, seven customers accounted for 68% of the Company’s receivables.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses.

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

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. A goodwill impairment charge totaling $17,983 was recorded in April 2008 as a result of an interim impairment test (See Note I to the consolidated financial statements). Based on the fiscal 2008 annual impairment testing in May 2008, no additional impairment of goodwill was identified.

LONG-LIVED ASSETS

Long-lived assets primarily include property and equipment and acquired intangible assets. The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of (a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for any of the years ended June 30, 2008, 2007 and 2006.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During fiscal 2008, 2007 and 2006, advertising expenses totaled $394, $492 and $500, respectively, and were included in selling, general and administrative expense in the consolidated statements of operations.

PRODUCT WARRANTY ACCRUAL

The Company’s product sales generally include a 12 or 18 month standard hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

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

NET (LOSS) EARNINGS PER SHARE

Basic net (loss) earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is calculated by dividing net income by the sum of the weighted-average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock-based compensation.

If dilutive, calculations of diluted earnings per share also include the effect of the assumed conversion of the Company’s contingently convertible notes into shares of common stock, including an increase to reported net income for interest expense (net of tax) incurred on the notes that would not have been incurred if the debt had, in fact, been converted.

STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The Company’s determination of fair value of stock-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. The Company has elected under SFAS No. 123R, Share-Based Payment, to recognize the fair value of awards with pro-rata vesting on a straight-line basis.

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

The components of accumulated other comprehensive income (loss) were as follows:

	June 30,
	2008	2007
Accumulated foreign currency translation adjustments	$8,495	$3,228
Accumulated net unrealized losses on securities	(3,046)	(105)

Total accumulated other comprehensive income	$5,449	$3,123

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 193,525 shares available for future grant under the 2005 Plan at June 30, 2008.

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

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the 1997 Employee Stock Purchase Plan to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. The number of shares issued under the ESPP during fiscal years 2008, 2007 and 2006 was 99,115, 92,142 and 90,807, respectively. Shares available for future purchase under the ESPP totaled 144,324 at June 30, 2008.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2006	4,836,595	$24.70	6.38
Grants	521,500	12.90
Exercises	(156,755)	5.25
Cancellations(1)	(2,217,129)	30.45

Outstanding at June 30, 2007	2,984,211	$19.39	6.26
Grants	1,154,400	10.05
Exercises	(100,828)	7.73
Cancellations	(305,112)	18.32

Outstanding at June 30, 2008	3,732,671	$16.88	6.20

(1)	Options modified as part of the Company’s shareholder-approved option exchange program, totaling 1,889,886 options, are included in the cancellations figure.

Information related to the stock options outstanding as of June 30, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price	Exercisable Weighted Average Remaining Contractual Term (years)
$ 4.00 – $7.81	255,010	5.89	$6.81	30,010	$7.66
$ 7.82 – $8.62	516,400	6.92	$8.62	—	$—
$ 8.63 – $12.81	406,980	6.80	$12.13	245,730	$12.34
$12.82 – $14.14	537,125	9.14	$13.74	121,959	$13.65
$14.15 – $16.36	381,796	7.56	$16.17	25,796	$14.69
$16.37 – $19.01	439,663	4.40	$18.42	439,663	$18.42
$19.02 – $22.77	462,897	5.00	$20.31	455,797	$20.30
$22.78 – $27.50	411,798	4.83	$24.48	366,173	$24.58
$27.51 – $42.00	286,002	4.24	$31.66	285,027	$31.67
$42.01 – $48.00	35,000	1.70	$48.00	35,000	$48.00

$ 4.00 – $48.00	3,732,671	6.20	$16.88	2,005,155	$21.13	4.82

Options for the purchase of 1,886,151 and 3,336,670 shares were exercisable at June 30, 2007 and 2006, respectively, with a weighted-average exercise price of $21.19 and $26.18.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2008 and 2007 was $1 and $669, respectively. The intrinsic value of the options exercised during fiscal year 2008 and 2007 was $372 and $298, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2008, there was $7,379 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.7 years from June 30, 2008. As of June 30, 2007, there was $8,139 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 2.2 years from June 30, 2007.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2006:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	592,596	$18.16
Granted(1)	1,002,642	11.36
Vested	(151,545)	17.61
Forfeited	(152,481)	13.21

Outstanding at June 30, 2007	1,291,212	$13.53
Granted	264,035	12.44
Vested	(464,381)	13.23
Forfeited	(224,743)	14.18

Outstanding at June 30, 2008	866,123	$13.18

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 472,485 awards, at a weighted-average fair value of $9.48, are included in the granted figure.

Nonvested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2008, there was $9,366 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.6 years from June 30, 2008. As of June 30, 2007, there was $15,798 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 2.0 years from June 30, 2007.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the fiscal years 2008, 2007 and 2006 in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment, and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2008	2007	2006
Cost of revenues	$470	$383	$648
Selling, general and administrative	7,521	7,957	7,113
Research and development	2,371	2,246	2,383

Share-based compensation expense before tax	10,362	10,586	10,144
Income tax benefit	(1,673)	(2,947)	(2,529)

Net compensation expense	$8,689	$7,639	$7,615

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during fiscal years 2008, 2007 and 2006:

	Years Ended June 30,
	2008		2007		2006
Weighted-average fair value of options granted	$4.25		$6.79		$10.62
Option life	5 years	(1)	6 years	(1)	6 years	(1)
Risk-free interest rate	3.37%	(2)	4.80%	(2)	4.72%	(2)
Stock volatility	44%	(3)	50%	(3)	53%	(3)
Dividend rate	0%		0%		0%

(1)	Prior to January 1, 2007, the option life was determined using the simplified method for estimating expected option life, as all options qualify as “plain-vanilla” options. After January 1, 2007, the option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during fiscal years 2008, 2007 and 2006:

	Years Ended June 30,
	2008	2007	2006
Weighted-average fair value of stock purchase rights granted	$4.50	$3.28	$6.56
Option life	6 months	6 months	6 months
Risk-free interest rate	3.03%	5.06%	4.87%
Stock volatility	59%	31%	42%
Dividend rate	0%	0%	0%

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

LONG-TERM INCENTIVE PLAN

Certain of the Company’s executive officers are eligible to receive awards under the Company’s Long-Term Incentive Plan (“LTIP”) if the Company’s operating income as a percentage of sales revenues and revenue growth year-over-year meet or exceed threshold targets established by the Compensation Committee at the beginning of a fiscal year. Target awards are calculated as a percentage of the participant’s base salary, which percentage is identical to the participant’s target bonus under the annual bonus program. Once performance targets are achieved the bonus is paid out after fiscal year end in a combination of both cash and shares of nonvested restricted common stock. The value of the shares is established by the market price on the date of issuance. No shares were issued under the LTIP during fiscal 2008 and 2007. As of June 30, 2008 and 2007, there were no amounts accrued for the LTIP.

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per share (in thousands, except share and per share data):

	Years Ended June 30,
	2008	2007	2006
Net loss from continuing operations—basic	$(35,399)	$(40,120)	$(17,418)
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—	—

Adjusted net loss from continuing operations—for calculation of diluted loss per share	$(35,399)	$(40,120)	$(17,418)
Income from discontinued operations	991	2,300	1,250
Loss on sale of discontinued operations	(1,005)	—	—

Net loss	$(35,413)	$(37,820)	$(16,168)

Shares used in computation of net (loss) earnings per share—basic	21,639	21,221	20,977
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—	—
Stock options	—	—	—

Shares used in computation of net (loss) earnings per share—diluted	21,639	21,221	20,977

Net (loss) earnings per share—basic
Continuing operations	$(1.64)	$(1.89)	$(0.83)
Income from discontinued operations	0.05	0.11	0.06
Loss on sale of discontinued operations	(0.05)	—	—

Net loss	$(1.64)	$(1.78)	$(0.77)

Net (loss) earnings per share—diluted
Continuing operations	$(1.64)	$(1.89)	$(0.83)
Income from discontinued operations	0.05	0.11	0.06
Loss on sale of discontinued operations	(0.05)	—	—

Net loss	$(1.64)	$(1.78)	$(0.77)

Weighted average equity instruments to purchase 4,239,813, 4,275,423 and 5,429,191 shares of common stock were not included in the calculation of diluted net loss per share for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the dilutive net loss per share for the fiscal years ended June 30, 2008, 2007 and 2006 because the equity instruments were antidilutive.

E. Marketable Securities

The Company’s investments consist mainly of treasury bills and student loan auction rate securities (“ARS”). The ARS debt securities are all highly rated investments with AAA/Aaa ratings and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by private insurance companies. The ARS investments have contractual terms from 30 to 40 years, but generally have interest rate reset dates that occur every seven to 30 days. The auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.

Beginning in mid-February 2008, auctions held for the Company’s auction rate securities with a total aggregate par value of approximately $50,250 failed. As a result, the Company will not be able to access these funds until future auctions for these ARS are successful, the securities are sold in a secondary market which currently is not active, or the securities are called by the issuer. As such, the ARS investments currently lack short-term liquidity and were therefore classified as non-current in the June 30, 2008 consolidated balance sheet. Further, the Company reviewed the estimated fair value of the ARS investments as of June 30, 2008 using a discounted cash flow model and based upon this analysis the Company determined that the value of the investments was impaired. The Company determined that this impairment charge, totaling $3,034, was a temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based upon several factors including market factors and the Company’s ability to hold the securities to recovery or maturity. The $3,034 charge was recorded as an unrealized loss in accumulated other comprehensive income in the consolidated balance sheet. The Company will reassess this conclusion in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments to short-term, result in a larger or smaller impairment charge or result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in the consolidated statements of operations, which could materially adversely impact the Company’s results of operations and financial condition.

The following table summarizes the marketable securities of the Company as of June 30, 2008 and 2007:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
JUNE 30, 2008
Short-term marketable securities:
Government and agency securities	$60,217	$—	$(12)	$60,205

Long-term marketable securities:
Auction rate securities	$50,265	$—	$(3,034)	$47,231

JUNE 30, 2007
Short-term marketable securities:
Auction rate securities	$35,003	$—	$—	$35,003
Government and agency securities	20,374	—	(12)	20,362
Taxable notes and bonds and money market instruments	17,134	—	(17)	17,117

Total short-term marketable securities	$72,511	$—	$(29)	$72,482

Long-term marketable securities:
Government and agency securities	$17,242	$—	$(13)	$17,229
Taxable notes and bonds and money market instruments	16,184	—	(63)	16,121

Total long-term marketable securities	$33,426	$—	$(76)	$33,350

The Company’s investments in long-term marketable securities, which consist entirely of auction rate securities, had remaining maturities upwards of 40 years as of June 30, 2008. The Company’s investments in long-term marketable securities, which primarily consisted of taxable treasuries and corporate notes, had remaining maturities ranging from one to two years as of June 30, 2007. For the years ended June 30, 2008, 2007 and 2006, realized gains and losses from the sale of marketable securities were immaterial.

F. Inventory

Inventory was comprised of the following:

	June 30,
	2008	2007
Raw materials	$8,822	$9,665
Work in process	9,488	9,090
Finished goods	6,384	3,396

Total	$24,694	$22,151

There are no amounts in inventory relating to contracts having production cycles longer than one year.

G. Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2008	2007
Computer equipment and software	$65,214	$61,582
Furniture and fixtures	7,011	7,091
Building and leasehold improvements	620	376
Machinery and equipment	1,894	1,853

	74,739	70,902
Less: accumulated depreciation and amortization	(63,556)	(56,169)

	$11,183	$14,733

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2008, 2007 and 2006 was $7,999, $10,699 and $9,446, respectively. Additionally, in March 2008, the Company reviewed its property and equipment (and other long-lived assets) included in the Avionics and Unmanned Systems Group (“AUSG”) reporting unit for impairment based upon the guidance in SFAS 144 noting no impairment; however, it was determined that the useful lives of those capital assets were significantly shortened. As a result beginning in March 2008, the Company accelerated the depreciation on those assets. This accelerated depreciation expense was recorded as a component of restructuring expense in the consolidated statements of operations (See Note Q to the consolidated financial statements).

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

At June 30, 2008 and 2007 the Company had $0 and $384, respectively, in construction in process (CIP) related to the Company’s implementation of Oracle’s enterprise resource procurement (ERP) system, which is classified as computer software. The Company capitalized $108 and $1,821 related to the ERP system in fiscal 2008 and 2007, respectively. The Company does not depreciate CIP until it is placed into service.

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

•

Emerging Businesses Unit (“EBU”)—This segment has been formed by consolidating operations of several former business units including the Other Business Unit and elements of the Defense Business Unit. This business unit will focus on cultivation of new business opportunities that benefit from the Company’s capabilities across markets. Current areas of focus include computing and visualization in biotech and services and support work with federal intelligence agencies and homeland security programs.

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

	ACS	Visage	VSG	EBU	Stock Compensation Expense	Eliminations	Total
YEAR ENDED JUNE 30, 2008
Net revenues to unaffiliated customers	$188,488	$8,722	$10,975	$1,718	$—	$—	$209,903
Intersegment revenues	—	—	—	137	—	(137)	—

Net revenues	188,488	8,722	10,975	1,855	—	(137)	209,903
Income (loss) from operations	11,643	(32,790)	710	(7,019)	(10,362)	(91)	(37,909)
Depreciation and amortization expense	12,334	2,013	741	900	—	—	15,988
YEAR ENDED JUNE 30, 2007
Net revenues to unaffiliated customers	$199,792	$8,776	$7,846	$804	$—	$—	$217,218
Loss from operations	(9,336)	(12,715)	(2,044)	(8,093)	(10,586)	—	(42,774)
Depreciation and amortization expense	14,916	2,130	727	190	—	—	17,963
YEAR ENDED JUNE 30, 2006
Net revenues to unaffiliated customers	$215,067	$6,188	$7,408	$308	$—	$—	$228,971
Income (loss) from operations	8,291	(14,635)	(1,495)	(2,699)	(10,144)	—	(20,682)
Depreciation and amortization expense	14,689	2,147	724	—	—	—	17,560

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2008
Net revenues to unaffiliated customers	$181,435	$20,033	$8,435	$—	$209,903
Inter-geographic revenues	12,984	2,091	375	(15,450)	—

Net revenues	194,419	22,124	8,810	(15,450)	209,903
Identifiable long-lived assets	81,224	23,728	524	—	105,476
YEAR ENDED JUNE 30, 2007
Net revenues to unaffiliated customers	$191,623	$17,777	$7,818	$—	$217,218
Inter-geographic revenues	11,513	701	53	(12,267)	—

Net revenues	203,136	18,478	7,871	(12,267)	217,218
Identifiable long-lived assets	93,187	36,853	385	—	130,425
YEAR ENDED JUNE 30, 2006
Net revenues to unaffiliated customers	$203,888	$17,323	$7,760	$—	$228,971
Inter-geographic revenues	14,854	285	5	(15,144)	—

Net revenues	218,742	17,608	7,765	(15,144)	228,971

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the years shown below are as follows:

	Years Ended June 30,
	2008	2007	2006
Customer A (ACS)	* %	12%	11%
Customer B (ACS)	12%	10%	15%
Customer C (ACS)	11%	* %	12%
Customer D (ACS)	* %	* %	10%

	23%	22%	48%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective year.

I. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2008, 2007 and 2006 were as follows:

	ACS	Visage	VSG	EBU	Total
JUNE 30, 2006 BALANCE	$57,512	$26,812	$6,938	$—	$91,262
Goodwill recorded	—	—	—	561	561
Foreign currency translation	131	1,625	420	—	2,176

JUNE 30, 2007 BALANCE	$57,643	$28,437	$7,358	$561	$93,999
Goodwill impairment	—	(17,422)	—	(561)	(17,983)
Foreign currency translation	—	3,880	1,060	—	4,940

JUNE 30, 2008 BALANCE	$57,643	$14,895	$8,418	$—	$80,956

The decrease in goodwill during fiscal year 2008 consisted of an impairment of goodwill of $17,983, goodwill allocated to, and included in, the gain on sale of discontinued operations and an increase of $4,940 related to foreign currency translation adjustments.

In April 2008, the Company was required to perform an interim test of goodwill and long-lived assets as a result of a triggering event: the Company’s determination that it was more likely than not that the Company would sell the ES/PS business. Based on this interim evaluation, the carrying amount of goodwill in the Visage business unit exceeded the implied fair value, resulting in a $17,422 impairment charge. The size of the impairment charge was caused primarily by the lack of previously anticipated traction in the OEM market which in prior periods was estimated to be the main growth driver for the business. While the Company has shifted to a more end user focused business to offset the lack of OEM traction, the end user growth is expected to be much slower thus driving the value of the business down from a discounted cash flow basis. Also, in April 2008, the Company determined that the Company was required to perform an interim evaluation for its AUSG reporting unit which is a component of the Emerging Business Unit. Based on this evaluation an impairment charge of $561 was recorded. The Company also performed its fiscal 2008 annual impairment test as of May 31, 2008, which resulted in the identification of no additional goodwill impairment charges.

The increase in goodwill during fiscal year 2007 consisted of an increase of $561 related to the acquisition by the Company of Nav3D Corporation (see Note M to the consolidated financial statements) and an increase of $2,176 related to foreign currency translation adjustments.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
JUNE 30, 2008
Completed technology	$18,071	$(16,518)	$1,553	3.3 years
Customer relationships	13,356	(7,861)	5,495	5.4 years
Licensing agreements, trademarks and patents	3,862	(3,416)	446	5.0 years
Assembled workforce	20	(13)	7	3.0 years

	$35,309	$(27,808)	$7,501

JUNE 30, 2007
Completed technology	$17,628	$(12,103)	$5,525	3.3 years
Customer relationships	12,824	(5,092)	7,732	5.4 years
Licensing agreements, trademarks and patents	3,813	(2,557)	1,256	5.0 years
Assembled workforce	20	(7)	13	3.0 years

	$34,285	$(19,759)	$14,526

In June 2005, the Company entered into an alliance agreement with a third party to design, develop and purchase certain computer equipment. In September 2005, the Company entered into an additional agreement to license certain technologies from this third party for $2,000. The costs associated with the license agreement were capitalized as an intangible asset in accordance with FAS No. 142, Goodwill and Other Intangible Assets and was being amortized over the estimated period that the Company expected to receive an economic benefit from the intangible asset. In June 2007, the parties restructured their respective obligations under the alliance agreement. This restructuring, among other things, amended the statements of work for certain continuing projects being performed by the third party, cancelled the statement of work for a particular project being performed by the third party, and eliminated the Company’s volume commitments, royalty requirements and early termination penalties. The restructuring of the parties’ obligations resulted in the Company recording an impairment charge of approximately $1,895 to write off the intangible asset in June 2007 due to the expected decrease in sales of licensed products caused by the cancellation of the above-referenced projects.

The Company recorded an additional impairment charge of $79 in fiscal 2007 related to the non-compete agreement with a former SoHard AG employee (see Note J to the consolidated financial statements).

Estimated future amortization expense for acquired intangible assets remaining at June 30, 2008 is $3,620 for fiscal 2009, $2,273 for fiscal 2010, $1,204 for fiscal 2011, $184 for fiscal 2012, and $220 thereafter.

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

GUARANTEES

As part of the sale of the ES/PS businesses reported as discontinued operations in fiscal 2008, the Company made certain guarantees to the buyer in regards to potential employee severance costs incurred by the buyer if the ES/PS employees are terminated prior to December 19, 2008. This guarantee could result in a maximum payment of $860. No amounts were accrued as of June 30, 2008 related to this guarantee.

PURCHASE COMMITMENTS

In June, 2005, the Company entered into an alliance agreement with a third party to design, develop and purchase certain computer equipment. In June 2007, the parties restructured their respective obligations under the alliance agreement. This restructuring, among other things, amended the statements of work for certain continuing projects, cancelled the statement of work for a particular project, and eliminated the Company’s volume commitments, royalty requirements and early termination penalties. As such, as of June 30, 2007, the Company had no outstanding commitments under this agreement beyond the remaining $200 payment related to the continuing development of certain technologies which was accrued for as of June 30, 2007. Further as a result of these amendments, the Company was refunded $1,900 of payments previously made related to development projects that were terminated by the third party. This refund was reflected as an offset to research and development expense in the consolidated statements of operations in fiscal 2007, as the original payment of such amounts had been recorded as research and development expense.

As of June 30, 2008, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $26,683.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2016. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the years ended June 30, 2008, 2007 and 2006 was $4,382, $2,891 and $2,299, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2009	4,136
2010	3,491
2011	3,029
2012	2,725
2013	2,506
Thereafter	8,739

Total minimum lease payments	$24,626

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

The Company may also reacquire shares outside of the program in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During fiscal 2008, 107,648 shares were reacquired in transactions outside the program for a total cost of $1,010, while 38,239 shares were reacquired in the transactions outside the program during fiscal 2007 for a total cost of $507.

L. Product Warranty Accrual

All of the Company’s product sales generally include a 12 or 18-month standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Beginning balance at June 30,	$2,464	$2,592	$1,620
Accruals for warranties issued during the period	2,212	3,388	5,047
Warranty liabilities assumed in acquisitions	—	—	92
Settlements made during the period	(2,704)	(3,516)	(4,167)

Ending balance at June 30,	$1,972	$2,464	$2,592

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

The following table presents the Company’s unaudited pro forma results of operations for fiscal year 2006, as if the Echotek acquisition had occurred at the beginning of the fiscal period. These pro forma results include adjustments related to the amortization of intangible assets with finite useful lives (totaling $772 for fiscal year), adjustments to eliminate inter-company transactions (totaling $13 for fiscal year 2006), adjustments for non-recurring items (totaling $741 of bonuses paid directly related to the acquisition during fiscal 2006) and adjustments for income tax effects (totaling $131 for fiscal year 2006). The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

For the year ended June 30,	2006
Net revenues	$239,661
Net (loss) income	(16,175)
Net (loss) earnings per share—basic	(0.77)
Net (loss) earnings per share—diluted	(0.77)

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

As of June 30, 2007, there was approximately $2,400 of unpaid purchase price related to the Biotech acquisition. This liability was accrued and recorded in the fiscal 2007 consolidated balance sheet in accrued expenses. All amounts were paid during fiscal 2008.

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

N. Discontinued Operations

In May 2008, the Company completed the sale of the Embedded Systems and Professional Services (“ES/PS”) business for $367 plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the Visage Imaging operating segment. The sale resulted in a loss of $1,005 on disposal of the discontinued operation. The loss incurred as a result of the ES/PS business sale was primarily reflective of the Company’s perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, the Company has provided a guarantee to the buyer which would cover a portion of the severance costs if the buyer must sever any ES/PS employees before December 19, 2008. This guarantee could result in a maximum payment of $860. No amounts were accrued as of June 30, 2008 related to this guarantee.

The Company may benefit from future royalty payments through December 2009, although, we do not expect such payments to be material. These receipts will be recorded as gain on sale of discontinued operations, after deducting taxes, when reported to the Company or when the cash is received, whichever is earlier.

In accordance with SFAS 144, the ES/PS businesses have been reflected as discontinued operations for all periods presented in the Company’s consolidated financial statements, except the consolidated statements of cash flows. Accordingly, the revenue, costs, expenses, assets and liabilities of the ES/PS businesses have been reported separately in the Consolidated Statements of Operations and Consolidated Balance Sheets for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

The amounts reported as assets and liabilities of the discontinued operations was of June 30, 2007 were as follows:

Accounts receivable, net	$515
Inventory	259
Prepaid expenses and other currents assets	12
Property and equipment, net	31
Goodwill	623

Assets of discontinued operations	$1,440

Accounts payable	$16
Accrued expenses, compensation and warranty	306
Deferred revenues and customer advances	42

Liabilities of discontinued operations	$364

O. Debt

Debt consisted of the following:

	June 30,
	2008	2007
Convertible senior notes payable	$125,000	$125,000
Mortgage notes payable	—	—
Other notes payable and capital lease obligations	319	223
Less: current portion	(125,301)	(140)

Total non-current notes payable and capital lease obligation	$18	$125,083

The following summarizes the future cash payment obligations (excluding interest) as of June 30, 2008 (assuming the convertible senior notes are redeemed on the first optional redemption date):

Year Ending June 30,
2009	$125,301
2010	15
2011	3
Thereafter	—

$125,319

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted if, on or prior to May 1, 2019, the closing price of the Company’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, the Notes may be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest. As of June 30, 2008, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For fiscal 2008, 2007 and 2006, respectively, additional interest expense from the amortization of these deferred financing costs totaled $846, $846 and $840. The unamortized balance of deferred financing costs totaled approximately $705 and $1,551 as of June 30, 2008 and 2007, respectively.

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

Since March 31, 2006, the Company had not been in compliance with certain of the financial covenants, and the Company elected to prepay the Mortgage Notes in full on October 19, 2006 instead of renegotiating the financial covenants with the holders of the Mortgage Notes. The amount paid by the Company in connection with the prepayment of the Mortgage Notes equaled $10,463, which included the then outstanding principal amount of the Mortgage Notes plus a prepayment premium equal to $708, and a waiver fee equal to $15 in consideration of the noteholders’ waiver through October 19, 2006 of the Company’s non-compliance with the financial covenants. The Company included the prepayment premium and waiver fee in interest expense in fiscal 2007.

Other Notes Payable

As of June 30, 2008 the Company had other debt consisting of $23 in notes payable for foreign subsidiaries and $296 of capital lease obligations primarily related to office equipment leases. Additionally in fiscal 2008, the Company secured a margin loan facility from a financial institution of $23,700 collateralized by the $50,250 of auction rate securities. As of June 30, 2008, the Company has not utilized this margin loan facility.

On September 1, 2006, the Company repaid the debt acquired in the SoHard AG acquisition which resulted in a cash payment of $705, including $64 related to prepayment penalties.

P. Income Tax (Benefit) Provision

The components of (loss) income before income taxes and income tax provision (benefit) were as follows:

	Years Ended June 30,
	2008	2007	2006
Loss from continuing operations before income taxes:
United States	$(16,318)	$(34,791)	$(12,961)
Foreign	(17,398)	(2,768)	(5,399)

	$(33,716)	$(37,559)	$(18,360)

Income tax provision (benefit) from continuing operations:
Federal:
Current	$(1,994)	$(545)	$3,848
Deferred	2,900	2,095	(7,966)

	906	1,550	(4,118)
State:
Current	130	—	531
Deferred	249	1,032	3,272

	379	1,032	3,803
Foreign:
Current	502	40	115
Deferred	(104)	(61)	(742)

	398	(21)	(627)

	$1,683	$2,561	$(942)

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate from continuing operations:

	Years Ended June 30,
	2008	2007	2006
Income taxes at federal statutory rates	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	0.4	(2.0)	(0.9)
Research and development credits	(2.6)	(1.8)	(12.6)
Tax-exempt interest income	—	—	(0.2)
Extraterritorial income exclusion	—	(0.1)	(1.7)
Equity compensation	1.8	2.4	6.5
Settlement of IRS Audit	—	3.3	—
Goodwill impairment	19.7	—	—
Valuation allowance	21.1	37.0	35.2
Other	(0.4)	3.0	3.6

	5.0%	6.8%	(5.1)%

The components of the Company’s net deferred tax (liabilities) assets were as follows:

	June 30,
	2008	2007
Deferred tax assets:
Receivable allowances and inventory valuations	$4,124	$5,803
Accrued compensation	2,003	2,190
Equity compensation	5,009	4,083
Property and equipment depreciation	867	729
Federal and state research and development tax credit carryforwards	7,443	6,504
Net operating loss and research and development credit carryforwards of acquired businesses	4,699	4,660
Gain on sales-leaseback	2,801	2,841
Other temporary differences	3,374	3,989

	30,320	30,799
Valuation allowance	(28,262)	(21,896)

Total deferred tax assets	2,058	8,903
Deferred tax liabilities:
Property and equipment depreciation	—	—
Acquired intangible assets	(2,343)	(5,573)
Other temporary differences	—	—

Total deferred tax liabilities	(2,343)	(5,573)

Net deferred tax (liabilities) assets	$(285)	$3,330

In fiscal 2008, management determined that it was more likely than not that the remaining domestic deferred tax assets would not be utilized in the foreseeable future due to uncertainties surrounding the timing and amounts of future taxable income. As a result, the Company recorded an additional valuation allowance of $6,366 during fiscal 2008.

At June 30, 2008, the Company had Federal and state net operating loss carryforwards of approximately $4,700. The Company also had Federal and state research and development credit carryforwards of $1,312 and $9,431 respectively, which will begin to expire in 2009 and 2017, respectively. As of June 30, 2008, the Company also had approximately $9,100 in foreign net operating loss carryforwards.

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

At June 30, 2007, the Company had Federal and state net operating loss carryforwards of approximately $4,700. The Company also had Federal and state research and development credit carryforwards of $485 and $9,265 respectively, which will begin to expire in 2008 and 2016, respectively. As of June 30, 2007, the Company also had approximately $8,400 in foreign net operating loss carryforwards.

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

Through June 30, 2008 the Company had not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the United States. The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled $2,490 and $1,687 at June 30, 2008 and 2007, respectively.

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

The Company adopted FIN 48 on July 1, 2007 and as result of adoption, the Company had no material change in its liability for unrecognized tax benefits. As of June 30, 2008, the Company’s reserves in unrecognized income tax benefits were as follows:

Unrecognized tax benefits as of June 30, 2007	$582
Increases for previously recognized positions	185
Decreases for previously recognized positions	(74)
Increases for currently recognized positions	126

Unrecognized tax benefits as of June 30, 2008	$819

The Company believes that all of the $819 of unrecognized tax benefits as of June 30, 2008 would affect the effective tax rate.

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

The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months. The Company has also concluded that the expiration of certain statute of limitations will not have a material change in unrecognized tax benefits within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did have accrued interest and did not have any accrued penalties associated with any unrecognized tax benefits. For fiscal 2008, the Company recognized interest of $32 and penalties of $40. As of June 30, 2008, the Company had $55 of accrued interest and had $40 of accrued penalties associated with its unrecognized tax benefits

Q. Restructuring Provision

In fiscal 2008, the Company announced three restructuring plans, one within the ACS business unit (“ACS Plan”), one within the Visage Imaging business unit (“Visage Plan”) and one within the Emerging Businesses Unit (“AUSG Plan”).

The ACS Plan for which expense of $2,258 was recorded in fiscal 2008, was enacted to reduce payroll and overhead costs to realign costs with the Company’s revenue base; particularly in regards to our commercial portfolio. This plan included severance costs associated with the elimination of certain executive level positions and to shut down one of the Company’s California sites. Future restructuring expenses associated with the ACS Plan are expected in subsequent quarters as the Company accrues for retention bonuses, eliminates a few additional positions and exits its Carlsbad, California facility.

The Visage Plan for which expense of $682 was recorded in fiscal 2008, was enacted to consolidate multiple locations in Germany and reduce payroll costs based on the slower than expected market traction for the Visage products. Under this plan, the Company incurred a restructuring charge primarily related to severance costs associated with the elimination of 20 positions and the closure of the Fuerth, Germany facility. Future restructuring expenses associated with the Visage Plan are expected in subsequent quarters as the Company accrues for retention bonuses.

The AUSG Plan for which expense of $1,781 was recorded in fiscal 2008, was enacted in March 2008 to reduce the financial impact of the AUSG reporting unit, which is a component of the Emerging Businesses Unit. The AUSG reporting unit was established through a combination of organic growth and the acquisition of NAV3D and consisted of three product lines: general avionics (e.g. Vistanav products), unmanned aviation systems and synthetic vision. Due to the continued operating losses and negative cash impact of the AUSG reporting unit, the Company established this plan to eliminate 12 positions in March 2008 and two positions in April 2008, which effectively curtails the operating losses (see Note R to the consolidated financial statements). As part of this restructuring event, the Company also reviewed its long-lived assets for impairment as required by SFAS 144, noting no impairment; however, based on the shortened life of these assets, the Company revised the asset’s useful lives resulting in an accelerated depreciation and amortization charge of $700 which was included in this restructuring charge.

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred a series of restructuring charges totaling $5,782 in fiscal 2007 (“2007 Plan”). The 2007 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated approximately 110 positions. A gross incremental provision of $939 was recorded during fiscal 2008 due primarily to the elimination of five additional positions and the accrual of various retention bonuses.

In fiscal 2006, the Company also recorded a gross restructuring charge of $2,142 related to the Company’s 2006 restructuring plan (“2006 Plan”). The 2006 Plan included $2,065 related to involuntary separation costs for 55 employees, $25 for a facility closure and $52 for other costs (primarily legal costs). All of these expenses were principally in the Defense and Commercial Imaging and Visualization business units with a modest amount in the Advanced Solutions and Modular Products and Services business units. A gross incremental provision of $13 was recorded during fiscal 2007 to affect a slight adjustment to the severance estimate. The 2006 Plan restructuring was fully paid out as of June 30, 2007.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2006	$433	$—	$—	$433

ACS	5,205	107	55	5,367
VSG	223	—	—	223
Visage	151	50	4	205

Total provision	5,579	157	59	5,795
Cash paid	(2,439)	(150)	(44)	(2,633)
Reversals and currency exchange impact	(287)	(7)	(15)	(309)

Restructuring liability at June 30, 2007	$3,286	$—	$—	$3,286

ACS	2,794	217	48	3,059
VSG	55	—	—	55
Visage	501	132	132	765
EBU	1,021	43	717	1,781

Total provision	4,371	392	897	5,660
Cash paid	(4,528)	(52)	(897)	(5,477)
Reversals and currency exchange impact	(566)	10	—	(556)

Restructuring liability at June 30, 2008	$2,563	$350	$—	$2,913

R. Exclusive License

In April 2008, the Company exclusively licensed certain intellectual property (“IP”) associated with its Avionics and Unmanned Systems Group (“AUSG”) reporting unit (a component of the Emerging Businesses Unit) and sold certain capital equipment, patents and trademarks to a third-party for $3,200 in cash, payable in May 2008. In connection with this IP license agreement, the Company separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $100 of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. Through June 30 2008, the buyer elected to purchase $457 of AUSG inventory as allowed under the original agreement. The Company expects to have a continuing involvement in this business due, in part, to the support services offered on the software sold and an expectation of future fees earned on development and runtime software licenses.

S. Employee Benefit Plans

The Company maintains a qualified 401(k) plan (the “401(k) Plan) for its U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. During fiscal 2008, 2007 and 2006, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,728, $1,793 and $1,963 during the years ended June 30, 2008, 2007 and 2006, respectively.

The Company also maintains a non-qualified benefit plan (the “Pension Plan”) for its French employees. The Pension Plan covers all full-time French employees and the benefits provided by the Pension Plan are generally based on years of service and compensation history. This plan is unfunded. As of June 30, 2008 and 2007, the unfunded liability of the Pension Plan was $600 and $479, respectively, which is recorded as accrued compensation in the consolidated balance sheet.

The Company has a deferred compensation plan that allows eligible employees to defer up to 35% of their total compensation. The employee may elect to receive his or her account balance as a lump sum payment or as an annuity to be paid over a period not to exceed 10 years beginning upon retirement or termination of employment. At June 30, 2008 and 2007, the Company had a liability of $1,709 and $1,918, respectively, relating to amounts owed under the deferred compensation plan that were classified as long-term liabilities in the consolidated balance sheet and had an asset of $1,329 and $1,503, respectively, classified as other non-current assets in the consolidated balance sheet. Increases or decreases in the value of the deferred compensation plan assets are recorded as selling, general and administrative expense in the consolidated statement of operations, while increases or decreases in the value of the deferred compensation plan liabilities are recorded as other income (expense).

T. Related Party Transactions

The Company had no material related party transactions during fiscal years 2008, 2007 and 2006.

U. Fair Value of Financial Instruments

	June 30, 2008		June 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$59,045	$59,045	$51,293	$51,293
Marketable securities	107,436	107,436	105,832	105,832
Accounts receivable, net	33,109	33,109	35,688	35,688
Other financial instruments	1,329	1,329	2,071	2,071
Liabilities
Convertible debt	$125,000	$118,125	$125,000	$115,234
Other debt	319	296	223	218
Accounts payable	15,171	15,171	14,643	14,643

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, Company-owned employee life insurance policies and convertible notes. The carrying amount of cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. The carrying amount of Company-owned life insurance policies are recorded at cash surrender value, which approximates fair value. The fair value of the marketable securities, which includes auction rate securities and other financial instruments, was based upon either a quoted market values or based upon estimated discounted cash flows.

The fair value of the convertible debt and other debt was based upon either an estimation using an estimate of the interest rate the Company would have had to pay on the issuance of debt with similar maturity and discounting the cash flows at that rate or quoted market prices of the instrument or instruments with similar characteristics.

V. Subsequent Events

Effective July 25, 2008, (the “Retirement Date”), James R. Bertelli retired as Executive Chairman of the Company. Mr. Bertelli has assumed the role of non-executive Chairman of the Board until the Company’s 2008 annual shareholders’ meeting expected to be held in November 2008 (the “Annual Meeting Date”), after which he will retire from the Board of Directors.

In connection with his retirement, Mr. Bertelli entered into a Retirement Agreement with the Company dated July 24, 2008 which provided for the following key terms:

•

During the period between the Retirement Date and the Annual Meeting Date, Mr. Bertelli shall continue in the role of non-executive Chairman of the Board. Mr. Bertelli will receive a Chairman’s fee for serving in such capacity, payable in five monthly installments in accordance with the Company’s current practice. The Chairman’s fee shall be in an aggregate amount equal to $180,000, less any amounts paid to Mr. Bertelli for serving in the capacity of Executive Chairman of the Board of Directors from July 1, 2008, through the Retirement Date. Mr. Bertelli will not be eligible for any employee benefits.

•

Mr. Bertelli will provide consulting services to the Company from the Annual Meeting Date through June 30, 2010, in consideration for which the Company shall pay Mr. Bertelli an aggregate amount of $190,000, payable in arrears in equal monthly installments. The Company will also reimburse Mr. Bertelli for business expenses incurred by Mr. Bertelli in the performance of the consulting services in accordance with the Company’s business expense reimbursement policies and procedures.

•

In connection with Mr. Bertelli’s retirement, certain stock options encompassing 82,917 shares of the Company’s common stock and restricted stock awards encompassing 11,632 shares of the Company’s common stock shall become exercisable in full as of certain dates specified in the Retirement Agreement, whether or not otherwise exercisable on such dates. Mr. Bertelli’s rights to exercise vested stock options to purchase common stock of the Company shall be governed by the terms of the applicable stock option plan and award agreement.

•

The Retirement Agreement includes nondisclosure, non-solicitation, non-competition, and related covenants. In consideration for the non-disclosure, non-solicitation and non-competition covenants, the Company shall pay Mr. Bertelli an aggregate amount of $500,000, which shall be payable in 24 monthly installments. The non-solicitation and non-competition covenants are in effect through the fifth anniversary of the Annual Meeting Date. The Retirement Agreement also includes a general release by Mr. Bertelli of the Company, its affiliates, their respective employee benefit plans, and the directors, officers, shareholders, employees, attorneys, accountants and agents of each of the foregoing from certain claims that he has or ever had against any of them.

On August 8, 2008, the Securities and Exchange Commission announced preliminary settlement in principle with the financial institution through which we hold our auction rate securities, which included a plan to restore liquidity to the financial institution’s customers who invested in auction rate securities. The terms of the agreement in principle include, among others, the following:

•

The financial institution will use its best efforts to offer to liquidate at par auction rate securities from its institutional customers by the end of 2009. However, by no later than June 30, 2010, the financial institution will offer to liquidate at par all auction rate securities held by institutional customers; and

•

Until the financial institution actually provides for the liquidation of the securities, the financial institution will provide its customers no-cost loans that will remain outstanding until the auction rate securities are repurchased.

The agreement in principle is subject to finalization, review and approval by the Securities and Exchange Commission.

SUPPLEMENTARY INFORMATION (UNAUDITED)

The following sets forth certain unaudited consolidated quarterly statements of operations data for each of the Company’s last eight quarters as restated for discontinued operations. In management’s opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included elsewhere herein.

2008 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$48,008	$51,301	$55,404	$55,190
Cost of revenues	16,790	20,110	23,173	23,760

Gross profit	31,218	31,191	32,231	31,430

Operating expenses:
Selling, general and administrative	19,178	21,810	21,889	18,993
Research and development	13,705	13,538	14,495	13,056
Amortization of acquired intangible assets	1,801	1,829	1,842	1,817
In-process research and development	—	—	—	—
Impairment of long-lived assets	—	—	—	17,983
Restructuring	55	192	1,232	3,715
Gain on sale of long-lived assets	—	—	—	(3,151)

Total operating expenses	34,739	37,369	39,458	52,413

Income (loss) from operations	(3,521)	(6,178)	(7,227)	(20,983)
Interest income	2,108	2,116	1,545	740
Interest expense	(845)	(840)	(839)	(839)
Other (expense) income, net	286	124	605	32

(Loss) income from operations before income taxes	(1,972)	(4,778)	(5,916)	(21,050)
Income tax provision (benefit)	1,616	1,614	(26)	(1,521)

Net loss from continuing operations	(3,588)	(6,392)	(5,890)	(19,529)
Income from discontinued operations, net of income taxes	280	305	251	155
Loss on sale of discontinued operations, net of income taxes	—	—	—	(1,005)

Net loss	$(3,308)	$(6,087)	$(5,639)	$(20,379)

Net earnings (loss) per common share:
Basic net (loss) earnings per share:
Continuing operations	$(0.16)	$(0.29)	$(0.27)	$(0.90)
Income from discontinued operations	0.01	0.01	0.01	0.01
Loss on sale of discontinued operations	—	—	—	(0.05)

Net loss	$(0.15)	$(0.28)	$(0.26)	$(0.94)

Diluted net (loss) earnings per share:
Continuing operations	$(0.16)	$(0.29)	$(0.27)	$(0.90)
Income from discontinued operations	0.01	0.01	0.01	0.01
Loss on sale of discontinued operations	—	—	—	(0.05)

Net loss	$(0.15)	$(0.28)	$(0.26)	$(0.94)

Significant quarterly items for fiscal 2008 include the following: (i) in the third quarter and fourth quarter restructuring charges of $1.2 million and $3.7 million, respectively were incurred, (ii) in the fourth quarter a $3.2 million gain was recorded related to the sale of certain AUSG long-lived and other assets, (iii) in the fourth quarter a $18.0 impairment charge was recorded related to Visage and EBU goodwill, (iv) in the fourth quarter the Company sold a portion of its Visage business unit resulting in a loss on sale of discontinued operations of $1.0 million (also prior periods’ results have been restated to reclassify all discontinued operations activity to the income from discontinued operations line in the consolidated income statement) and (v) in the third and fourth quarters interest income decreased primarily due to decreased interested earned on our auction rate securities.

2007 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$47,087	$55,837	$56,462	$57,832
Cost of revenues	20,714	24,057	25,088	25,197

Gross profit	26,373	31,780	31,374	32,635

Operating expenses:
Selling, general and administrative	20,684	22,938	22,192	22,894
Research and development	14,453	15,131	15,973	12,932
Amortization of acquired intangible assets	1,773	1,777	1,876	1,797
In-process research and development	3,060	—	—	—
Impairment of long-lived assets	79	—	—	1,895
Restructuring	689	287	43	4,463

Total operating expenses	40,738	40,133	40,084	43,981

(Loss) income from operations	(14,365)	(8,353)	(8,710)	(11,346)
Interest income	1,798	1,601	1,542	1,863
Interest expense	(954)	(1,594)	(846)	(847)
Other income (expense), net	(28)	2,585	(172)	267

(Loss) income from operations before income taxes	(13,549)	(5,761)	(8,186)	(10,063)
Income tax provision (benefit)	(1,224)	(3,815)	(2,649)	10,249

Net loss from continuing operations	(12,325)	(1,946)	(5,537)	(20,312)
Income from discontinued operations, net of income taxes	672	911	123	594
Loss on sale of discontinued operations, net of income taxes	—	—	—	—

Net loss	$(11,653)	$(1,035)	$(5,414)	$(19,718)

Net (loss) earnings per common share:
Basic net (loss) earnings per share:
Continuing operations	$(0.58)	$(0.09)	$(0.26)	$(0.95)
Income from discontinued operations	0.03	0.04	0.01	0.03
Loss on sale of discontinued operations	—	—	—	—

Net loss	$(0.55)	$(0.05)	$(0.25)	$(0.92)

Diluted net (loss) earnings per share:
Continuing operations	$(0.58)	$(0.09)	$(0.26)	$(0.95)
Income from discontinued operations	0.03	0.04	0.01	0.03
Loss on sale of discontinued operations	—	—	—	—

Net loss	$(0.55)	$(0.05)	$(0.25)	$(0.92)

Significant quarterly items for fiscal 2007 include the following: (i) in the first quarter a $3.1 million charge relating to in-process research and development was incurred related to an acquisition of a development stage biotechnology company, (ii) in the fourth quarter a material restructuring charge of $4.5 million was incurred, (iii) in the first quarter revenues were significantly lower due to specific customer order patterns relative to the first quarter, (iv) in the fourth quarter a $1.9 million impairment charge was recorded due to the expected decrease in sales of licensed products caused by the cancellation of the related contracted research and development projects, (v) in the fourth quarter research and development expense was significantly lower primarily due to the restructuring of a third-party agreement which resulted in the requirement to refund the Company $1.9 million of previous payment amounts, and (vi) in the fourth quarter a $13.0 million deferred tax valuation allowance was recorded due to the continued pre-tax losses incurred and the uncertainties surrounding the timing and amounts of future taxable income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation as of June 30, 2008 under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), and concluded that our disclosure control and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management, including the CEO and CFO, does not expect that our internal control over financial reporting or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(c)	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As has been previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, in the course of performing our evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, we determined that we had a material weakness in our internal control over financial reporting as of June 30, 2007. We determined that:

•	The Company did not have effective policies and procedures regarding the preparation and review of the income tax provision

•	The Company did not have effective policies and procedures regarding identification, research and review of technical accounting matters related to income taxes.

This material weakness resulted in a material error in our income tax provision that was corrected prior to the issuance of our 2007 consolidated financial statements and resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

During fiscal year 2008, our management took the following steps in order to remediate the material weakness.

•

Our management implemented redesigned policies and procedures over accounting for income taxes, which included preparing tax related information and incorporating the design and implementation of proper management oversight and review controls over tax accounting schedules and analysis. In addition, management has hired supplemental support to assist with preparing income tax related information.

•	Our management engaged expert resources to perform a technical review relative to accounting for income taxes during fiscal year 2008.

Based on our testing of these enhanced procedures, management determined that as of June 30, 2008, we had remediated the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

There were no additional changes in our internal control over financial reporting implemented during fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We entered into a severance agreement, dated as of March 27, 2008, with Didier M.C. Thibaud in connection with his relocation to the United States. Under the agreement, if at any time between July 1, 2008 and July 1, 2013, we terminate Mr. Thibaud’s employment without “cause” (as defined in the agreement) or Mr. Thibaud terminates his employment for “good reason” (as defined in the agreement), then we will pay Mr. Thibaud a severance amount equal to one times his annual base salary, payable over a 12-month period. In such event, we also will pay for certain insurance benefits, outplacement services of up to $30,000, and relocation expenses of Mr. Thibaud. In addition, Mr. Thibaud will be entitled to receive a tax “gross-up” payment with respect to the reimbursement of his relocation expenses, such that the net amount retained by Mr. Thibaud, after deduction of applicable taxes on the reimbursed costs and the gross-up payment, would be equal to the reimbursed costs. The agreement with Mr. Thibaud is attached to this Annual Report on Form 10-K as Exhibit 10.13.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Special Meeting in Lieu of the 2008 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning the Company’s executive officers appears in Part I, Item 4.1 of this annual report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(IN THOUSANDS)

Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2008	$769	$448	$320	$113	$784
2007	$584	$430	$221	$24	$769
2006	$500	$138	$52	$2	$584

Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS	BALANCE AT END OF PERIOD
2008	$21,896	$6,366	$—		$—	$28,262
2007	$8,887	$13,009	$—		$—	$21,896
2006	$1,667	$6,574	$646	(1)	$—	$8,887

(1)	Amount represents valuation allowance for net deferred tax assets acquired in the SoHard AG acquisition established as of the acquisition date.

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 99, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 12, 2008.

MERCURY COMPUTER SYSTEMS, INC.

By	/s/ ROBERT E. HULT
Robert E. Hult SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER [PRINCIPAL FINANCIAL OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARK ASLETT Mark Aslett	President, Chief Executive Officer and Director (principal executive officer)	September 12, 2008

/s/ ROBERT E. HULT Robert E. Hult	Senior Vice President and Chief Financial Officer (principal financial officer)	September 12, 2008

/s/ KARL D. NOONE Karl D. Noone	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	September 12, 2008

/s/ JAMES R. BERTELLI James R. Bertelli	Chairman of the Board of Directors	September 12, 2008

/s/ GORDON B. BATY Gordon B. Baty	Director	September 12, 2008

/s/ ALBERT P. BELLE ISLE Albert P. Belle Isle	Director	September 12, 2008

/s/ GEORGE W. CHAMILLARD George W. Chamillard	Director	September 12, 2008

/s/ RUSSELL K. JOHNSEN Russell K. Johnsen	Director	September 12, 2008

/s/ SHERMAN N. MULLIN Sherman N. Mullin	Director	September 12, 2008

/s/ LEE C. STEELE Lee C. Steele	Director	September 12, 2008

/s/ VINCENT VITTO Vincent Vitto	Director	September 12, 2008

/s/ RICHARD P. WISHNER Richard P. Wishner	Director	September 12, 2008

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2002)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.2.1	Bylaws, as amended through September 22, 2004 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
3.2.2	Amendment No. 1 to Bylaws, dated December 17, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 20, 2007)
3.2.3	Amendment No. 2 to Bylaws, dated January 21, 2008 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2008)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
4.2.1	Indenture, dated April 29, 2004, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on May 11, 2004)
4.2.2	Form of 2% Convertible Senior Note due 2024 (included as part of Exhibit 4.2.1)
4.3	Shareholder Rights Agreement, dated as of December 14, 2005, between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.) (incorporated herein by reference to Exhibit 2 of the Company’s registration statement on
Form 8-A filed on December 15, 2005)
10.1.1*	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 18, 2004)
10.1.2*	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.1.3*	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 17, 2005)
10.1.4*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.2.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005)
10.2*	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999)
10.3*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 15, 2006)
10.4.1*	Deferred Compensation Plan, including Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003)
10.4.2*	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)
10.5*	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2003)
10.6*	Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on December 23, 2004)
10.7*†	Summary of Annual Bonus Program
10.8.1*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 8, 2006)
10.8.2*	Form of Stock Option Agreement with James R. Bertelli under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 2, 2006)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.8.3*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 21, 2006)
10.8.4*	Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on November 16, 2005)
10.8.5*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s current report on
Form 8-K filed on November 16, 2005)
10.8.6*	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.8.7*	Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2007)
10.9*	Form of Change in Control Severance Agreement between the Company and the executive officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 23, 2006)
10.10*	Compensation Policy for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 5, 2006)
10.11.1*	Employment Agreement dated March 8, 2007 between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 13, 2007)
10.11.2*	First Amendment to Employment Agreement, dated September 26, 2007, by and between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2007)
10.11.3*	Second Amendment to Employment Agreement, dated as of December 14, 2007, by and between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2007)
10.12*	Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2007)
10.13*†	Agreement, dated as of March 27, 2008, by and between the Company and Didier M.C. Thibaud
10.14*	Purchase and Sale Agreement dated as of April 12, 2007 among 1999 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.15*	Lease Agreement dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
12.1†	Ratio of Earnings to Fixed Charges
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.