Form 10-Q
period 2008-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2008-11-10
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

978-256-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Shares of Common Stock outstanding as of October 31, 2008: 22,679,308 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	September 30, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$60,926	$59,045
Marketable securities	60,027	60,205
Accounts receivable, net of allowance of $780 and $784 at September 30, 2008 and June 30, 2008, respectively	26,988	33,109
Inventory	21,458	24,694
Prepaid expenses and other current assets	5,350	8,752
Current assets of discontinued operations	—	38

Total current assets	174,749	185,843
Marketable securities	46,037	47,231
Property and equipment, net	10,466	11,054
Goodwill	79,256	80,956
Acquired intangible assets, net	6,503	7,488
Other non-current assets	5,744	5,818
Non-current assets of discontinued operations	—	160

Total assets	$322,755	$338,550

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,950	$15,112
Accrued expenses	6,752	7,845
Accrued compensation	10,053	11,781
Accrued warranty expenses	1,783	1,972
Notes payable and current portion of capital lease obligations	125,370	125,301
Income taxes payable	1,022	1,383
Deferred revenues and customer advances	12,275	16,240
Current liabilities of discontinued operations	206	124

Total current liabilities	167,411	179,758
Notes payable and non-current portion of capital lease obligations	14	18
Accrued compensation	1,447	1,709
Deferred tax liabilities, net	285	285
Deferred gain on sale-leaseback	8,738	9,027
Other long-term liabilities	1,290	1,241

Total liabilities	179,185	192,038
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 22,099,674 and 21,972,158 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	221	220
Additional paid-in capital	101,618	100,268
Retained earnings	39,271	40,575
Accumulated other comprehensive income	2,460	5,449

Total shareholders’ equity	143,570	146,512

Total liabilities and shareholders’ equity	$322,755	$338,550

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended September 30,
	2008	2007
Net revenues	$49,099	$48,008
Cost of revenues	20,817	16,790

Gross profit	28,282	31,218
Operating expenses:
Selling, general and administrative	15,809	19,109
Research and development	11,883	13,131
Amortization of acquired intangible assets	1,375	1,799
Restructuring	558	55

Total operating expenses	29,625	34,094

Loss from operations	(1,343)	(2,876)
Interest income	997	2,108
Interest expense	(838)	(845)
Other income, net	152	286

Loss from continuing operations before income taxes	(1,032)	(1,327)
Income tax expense	—	1,840

Net loss from continuing operations	(1,032)	(3,167)
Loss from discontinued operations, net of income tax benefit of $0 and $224	(743)	(141)
Gain on sale of discontinued operations, net of income tax expense of $0	471	—

Net loss	$(1,304)	$(3,308)

Basic net (loss) earnings per share:
Continuing operations	$(0.05)	$(0.15)
Loss from discontinued operations	(0.03)	—
Gain on sale of discontinued operations	0.02	—

Net loss	$(0.06)	$(0.15)

Diluted net (loss) earnings per share:
Continuing operations	$(0.05)	$(0.15)
Loss from discontinued operations	(0.03)	—
Gain on sale of discontinued operations	0.02	—

Net loss	$(0.06)	$(0.15)

Weighted-average shares outstanding:
Basic	22,009	21,474

Diluted	22,009	21,474

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,304)	$(3,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,026	3,987
Stock-based compensation	1,424	2,658
Deferred income taxes	(12)	74
Non-cash interest	211	211
Gross tax windfall from stock-based compensation	(358)	(223)
Gain on sale of discontinued operations	(471)	—
Other non-cash expenses	(306)	(282)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	5,920	2,202
Inventory	3,140	(1,160)
Prepaid expenses and other current assets	3,521	3,482
Other assets	169	(80)
Accounts payable and accrued expenses	(7,922)	(6,459)
Deferred revenues and customer advances	(3,708)	1,308
Income taxes payable	(288)	1,409
Other long term liabilities	(406)	143

Net cash provided by operating activities	2,636	3,962

Cash flows from investing activities:
Purchases of marketable securities	(24,778)	(41,930)
Sales and maturities of marketable securities	24,887	40,566
Purchases of property and equipment	(1,111)	(766)
Acquisition of businesses, net of cash acquired	—	(2,400)

Net cash used in investing activities	(1,002)	(4,530)

Cash flows from financing activities:
Proceeds from employee stock plans	166	445
Gross tax windfall from stock-based compensation	358	223
Repurchases of common stock	(239)	(278)
Payments of principal under notes payable and of capital lease obligations	(42)	(30)

Net cash provided by financing activities	243	360

Effect of exchange rate changes on cash and cash equivalents	4	160

Net increase (decrease) in cash and cash equivalents	1,881	(48)
Cash and cash equivalents at beginning of period	59,045	51,293

Cash and cash equivalents at end of period	$60,926	$51,245

Cash (received) paid during the period for:
Interest	$—	$2
Income taxes, net	(2,804)	98
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$26	$721

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

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2008 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements, excluding the statement of cash flows, were restated to reflect the discontinuation and sale of the Biotech business (“Biotech”) in the current period and the Embedded Systems and Professional Services (“ES/PS”) businesses in the fourth quarter of fiscal year 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (see Note N to the consolidated financial statements).

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities. See Footnote S for a discussion of our adoption of SFAS No. 157.

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates (the “fair value option”) and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We have not elected the fair value option for any items on our balance sheet.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) is 1,942,264 shares as of the adoption of the 2005 Plan and will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options have a maximum term of 10 years. There were 518,897 shares available for future grant under the 2005 Plan at September 30, 2008.

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

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the ESPP to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were no shares issued under the ESPP during the three months ended September 30, 2008 and 2007. Shares available for future purchase under the ESPP totaled 144,324 at September 30, 2008.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2007	2,984,211	$19.39	6.26
Grants	1,154,400	10.05
Exercises	(100,828)	7.73
Cancellations	(305,112)	18.32

Outstanding at June 30, 2008	3,732,671	$16.88	6.20
Grants	188,600	8.27
Exercises	(21,790)	7.68
Cancellations	(379,367)	20.92

Outstanding at September 30, 2008	3,520,114	$16.03	5.87

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2007:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2007	1,291,212	$13.53
Granted	264,035	12.44
Vested	(464,381)	13.23
Forfeited	(224,743)	14.18

Outstanding at June 30, 2008	866,123	$13.18
Granted	3,400	7.60
Vested	(132,514)	11.33
Forfeited	(82,904)	12.16

Outstanding at September 30, 2008	654,105	$13.66

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2008 and 2007 in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment, and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended September 30,
	2008	2007
Cost of revenues	$69	$99
Selling, general and administrative	933	1,892
Research and development	422	644

Share-based compensation expense before tax	1,424	2,635
Income tax benefit	—	—

Net compensation expense	$1,424	$2,635

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
Weighted-average fair value of options granted	$4.44		$4.72
Option life	5.5 years	(1)	5.0 years	(1)
Risk-free interest rate	3.1%	(2)	4.3%	(2)
Stock volatility	57%	(3)	45%	(3)
Dividend rate	0%		0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Weighted-average fair value of stock purchase rights granted	$2.94	$3.38
Option life	6 months	6 months
Risk-free interest rate	2.1%	4.1%
Stock volatility	93%	40%
Dividend rate	0%	0%

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,
	2008	2007
Net loss from continuing operations—basic	$(1,032)	$(3,167)
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—

Adjusted net loss from continuing operations—for calculation of diluted loss per share	$(1,032)	$(3,167)
Loss from discontinued operations	(743)	(141)
Gain on sale of discontinued operations	471	—

Net loss	$(1,304)	$(3,308)

Shares used in computation of net (loss) earnings per share—basic	22,009	21,474
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—
Stock options	—	—

Shares used in computation of net (loss) earnings per share—diluted	22,009	21,474

Net (loss) earnings per share—basic
Continuing operations	$(0.05)	$(0.15)
Loss from discontinued operations	(0.03)	—
Gain on sale of discontinued operations	0.02	—

Net loss	$(0.06)	$(0.15)

Net (loss) earnings per share—diluted
Continuing operations	$(0.05)	$(0.15)
Loss from discontinued operations	(0.03)	—
Gain on sale of discontinued operations	0.02	—

Net loss	$(0.06)	$(0.15)

Weighted average equity instruments to purchase 4,174,219 and 4,111,524 shares of common stock were not included in the calculation of diluted net loss per share for the three months ended September 30, 2008 and 2007, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the diluted net loss per share for the three months ended September 30, 2008 and 2007 because the equity instruments were antidilutive.

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

Beginning in mid-February 2008, auctions held for the Company’s auction rate securities with a total aggregate par value of approximately $50,250 failed. As a result, the Company will not be able to access these funds until future auctions for these ARS are successful, the securities are sold in a secondary market which currently is not active, or the securities are called by the issuer. As such, the ARS investments currently lack short-term liquidity and were therefore classified as non-current in the September 30, 2008 consolidated balance sheet. Further, the Company reviewed the estimated fair value of the ARS investments as of September 30, 2008 using a discounted cash flow model and based upon this analysis the Company determined that the value of the investments was impaired. The Company determined that this impairment charge, totaling $4,261, was a temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based upon several factors including market factors and the Company’s ability to hold the securities to recovery or maturity. The $4,261 charge was recorded as an unrealized loss in accumulated other comprehensive income in the consolidated balance sheet. The Company will reassess this conclusion in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments to short-term, result in a larger or smaller impairment charge or result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in the consolidated statements of operations, which could materially adversely impact the Company’s results of operations and financial condition. In October 2008, the Company received a rights offering from UBS Financial Services, Inc. (“UBS”), in which the Company has elected to participate. The offering will allow the Company to redeem our ARS at par plus accrued interest on June 30, 2010 (see Footnote U).

The following table summarizes the marketable securities of the Company as of September 30, 2008 and June 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
SEPTEMBER 30, 2008
Short-term marketable securities:
Government and agency securities	$60,073	$—	$(46)	$60,027

Long-term marketable securities:
Auction rate securities	$50,298	$—	$(4,261)	$46,037

JUNE 30, 2008
Short-term marketable securities:
Government and agency securities	$60,217	$—	$(12)	$60,205

Long-term marketable securities:
Auction rate securities	$50,265	$—	$(3,034)	$47,231

The Company’s investments in long-term marketable securities, which consist entirely of auction rate securities, had remaining maturities upwards of 40 years as of September 30, 2008 and June 30, 2008. For the period ended September 30, 2008 and year ended June 30, 2008 realized gains and losses from the sale of marketable securities were immaterial.

F. Comprehensive Loss

Total comprehensive loss was as follows:

	Three Months Ended September 30,
	2008	2007
Net loss	$(1,304)	$(3,308)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,726)	2,237
Change in unrealized (loss) gain on marketable securities	(1,263)	109

Other comprehensive (loss) income	(2,989)	2,346

Total comprehensive loss	$(4,293)	$(962)

G. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses. Inventory was comprised of the following:

	September 30, 2008	June 30, 2008
Raw materials	$8,094	$8,822
Work in process	7,595	9,488
Finished goods	5,769	6,384

Total	$21,458	$24,694

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

H. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computer Systems (“ACS”)—This segment provides high-performance embedded computer systems as standard products to the defense, semiconductor, telecommunications and life sciences markets by using commercial off-the-shelf (COTS) and selected rugged components. This segment also provides simulation software (commercial and defense) and customized design services to meet the specified requirements of military and commercial applications.

•

Visage Imaging (“Visage”)—This segment develops and distributes visualization and picture archival and communications system (PACS) solutions and other three dimensional (3D) software solutions for the life sciences market.

•

Visualization Sciences Group (“VSG”)—This segment develops and distributes 3D software developer toolkits and applications for geosciences, engineering & manufacturing, material sciences, and other industrial and scientific domains.

•

Emerging Businesses Unit (“EBU”)—This business unit focuses on cultivation of new business opportunities that benefit from the Company’s capabilities across markets. Current areas of focus include services and support work with federal intelligence agencies and homeland security programs. This business unit previously included the Biotech business, which is now being presented as discontinued operations (see Footnote N).

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

	ACS	Visage	VSG	EBU	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2008
Net revenues to unaffiliated customers	$44,635	$1,965	$2,294	$205	$—	$—	$49,099
Intersegment revenues	—	—	—	70	—	(70)	—

Net revenues	44,635	1,965	2,294	275	—	(70)	49,099
Income (loss) from operations	3,498	(2,653)	(152)	(586)	(1,424)	(26)	(1,343)
Depreciation and amortization expense	2,508	313	183	6	—	—	3,010
THREE MONTHS ENDED SEPTEMBER 30, 2007
Net revenues to unaffiliated customers	$42,197	$2,764	$2,565	$482	$—	$—	$48,008
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	42,197	2,764	2,565	482	—	—	48,008
Income (loss) from operations	2,961	(2,504)	405	(1,103)	(2,635)	—	(2,876)
Depreciation and amortization expense	3,231	459	227	59	—	—	3,976

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2008
Net revenues to unaffiliated customers	$45,219	$3,578	$302	$—	$49,099
Inter-geographic revenues	1,522	214	2	(1,738)	—

Net revenues	46,741	3,792	304	(1,738)	49,099
THREE MONTHS ENDED SEPTEMBER 30, 2007
Net revenues to unaffiliated customers	$42,267	$4,267	$1,474	$—	$48,008
Inter-geographic revenues	1,673	456	8	(2,137)	—

Net revenues	43,940	4,723	1,482	(2,137)	48,008

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
SEPTEMBER 30, 2008	79,764	21,351	524	—	101,639
June 30, 2008	81,064	23,728	524	—	105,316

Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2008	2007
Customer A (ACS)	* %	12%
Customer B (ACS)	23%	13%
Customer C (ACS)	13%	* %
Customer D (ACS)	11%	* %

	47%	25%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

I. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2008 and the year ended June 30, 2008 were as follows:

	ACS	Visage	VSG	EBU	Total
JUNE 30, 2007 BALANCE	$57,643	$28,437	$7,358	$561	$93,999
Goodwill impairment	—	(17,422)	—	(561)	(17,983)
Foreign currency translation	—	3,880	1,060	—	4,940

JUNE 30, 2008 BALANCE	$57,643	$14,895	$8,418	$—	$80,956
Foreign currency translation	—	(1,086)	(614)	—	(1,700)

September 30, 2008 BALANCE	$57,643	$13,809	$7,804	$—	$79,256

The decrease in goodwill during the three months ended September 30, 2008 consisted of a decrease of $1,700 related to foreign currency translation adjustments.

The decrease in goodwill during fiscal year 2008 consisted of an impairment of goodwill of $17,983 and an increase of $4,940 related to foreign currency translation adjustments.

In April 2008, the Company was required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: the Company’s determination that it was more likely than not that the Company would sell the ES/PS business. Based on this interim evaluation, the carrying amount of goodwill in the Visage business unit exceeded the implied fair value, resulting in a $17,422 impairment charge. Also, in April 2008, the Company determined that the Company was required to perform an interim evaluation for its AUSG reporting unit which is a component of the Emerging Business Unit. Based on this evaluation an impairment charge of $561 was recorded. The Company also performed its fiscal 2008 annual impairment test as of May 31, 2008, which resulted in the identification of no additional goodwill impairment charges.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
SEPTEMBER 30, 2008
Completed technology	$17,757	$(16,878)	$879	3.3 years
Customer relationships	12,878	(8,181)	4,697	5.4 years
Licensing agreements, trademarks and patents	3,934	(3,490)	444	5.0 years
Non-compete agreements	500	(17)	483	5.0 years

	$35,069	$(28,566)	$6,503

JUNE 30, 2008
Completed technology	$18,061	$(16,515)	$1,546	3.3 years
Customer relationships	13,356	(7,860)	5,496	5.4 years
Licensing agreements, trademarks and patents	3,862	(3,416)	446	5.0 years

	$35,279	$(27,791)	$7,488

Estimated future amortization expense for acquired intangible assets remaining at September 30, 2008 is $2,260 for fiscal 2009, $2,322 for fiscal 2010, $1,254 for fiscal 2011, $298 for fiscal 2012, and $369 for fiscal 2013 onward.

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

GUARANTEES

As part of the sale of the ES/PS businesses reported as discontinued operations in fiscal 2008, the Company made certain guarantees to the buyer in regards to potential employee severance costs incurred by the buyer if the ES/PS employees are terminated prior to December 19, 2008. This guarantee could result in a maximum payment of $860. No amounts were accrued as of September 30, 2008 related to this guarantee.

PURCHASE COMMITMENTS

As of September 30, 2008, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $20,016.

K. Shareholders’ Equity

STOCK REPURCHASE PROGRAM

The Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During the three months ended September 30, 2008, 26,788 shares were reacquired in such transactions for a total cost of $239, while 24,802 shares were reacquired during the three months ended September 30, 2007 for a total cost of $278.

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

	2008	2007
Beginning balance at June 30,	$1,972	$2,508
Accruals for warranties issued during the period	517	709
Settlements made during the period	(706)	(779)

Ending balance at September 30,	$1,783	$2,438

M. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2008	June 30, 2008
Computer equipment and software	$65,437	$65,111
Furniture and fixtures	6,963	6,965
Building and leasehold improvements	712	620
Machinery and equipment	2,314	1,835

	75,426	74,531
Less: accumulated depreciation and amortization	(64,960)	(63,477)

	$10,466	$11,054

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2008 and 2007 was $1,635 and $2,170, respectively.

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

N. Discontinued Operations

In May 2008, the Company completed the sale of the Embedded Systems and Professional Services (“ES/PS”) business for $367 plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the Visage Imaging operating segment. The sale resulted in a loss of $1,005 on disposal of the discontinued operation. The loss incurred as a result of the ES/PS business sale was primarily reflective of the Company’s perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, the Company has provided a guarantee to the buyer which would cover a portion of the severance costs if the buyer must sever any ES/PS employees before December 19, 2008. This guarantee could result in a maximum payment of $860. No amounts were accrued as of September 30, 2008 related to this guarantee.

The Company may benefit from future royalty payments through December 2009, although, the Company does not expect such payments to be material. These receipts will be recorded as gain on sale of discontinued operations, after deducting taxes, when reported to the Company or when the cash is received, whichever is earlier.

In September 2008, the Company completed an asset sale of the Biotech Group (“Biotech”) business for a $130 future cash payment due in the second quarter of fiscal 2009 and $300 worth of preferred shares in the acquiring entity to be received. The Biotech business was previously reported in the results of the Emerging Business Unit operating segment. The sale resulted in a gain of $328 on disposal of the discontinued operation.

In accordance with SFAS 144, ES/PS and Biotech have been reflected as discontinued operations for all periods presented in the Company’s consolidated financial statements, except the consolidated statements of cash flows. Accordingly, the revenue, costs, expenses, assets and liabilities of ES/PS and Biotech have been reported separately in the Consolidated Statements of Operations and consolidated balance sheets for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

The amounts reported as assets and liabilities of the discontinued operations were as follows:

	September 30, 2008	June 30, 2008
Prepaid expenses and other currents assets	$—	$38
Property and equipment, net	—	129
Acquired intangible assets, net	—	13
Other non-current assets	—	18

Assets of discontinued operations	$—	$198

Accounts payable	$—	$59
Accrued expenses, compensation and warranty	206	65

Liabilities of discontinued operations	$206	$124

O. Debt

Debt consisted of the following:

	September 30, 2008	June 30, 2008
Convertible senior notes payable	$125,000	$125,000
Other notes payable and capital lease obligations	384	319
Less: current portion	(125,370)	(125,301)

Total non-current notes payable and capital lease obligations	$14	$18

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted if, on or prior to May 1, 2019, the closing price of the Company’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, the Notes may be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest. As of September 30, 2008, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three months ended September 30, 2008 and 2007, respectively, additional interest expense from the amortization of these deferred financing costs totaled $212 and $211. The unamortized balance of deferred financing costs totaled approximately $493 and $705 as of September 30, 2008 and June 30, 2008, respectively.

Other Notes Payable

As of September 30, 2008 the Company had other debt consisting of $130 in notes payable for foreign subsidiaries and $254 of capital lease obligations primarily related to office equipment leases.

In fiscal 2008, the Company secured a margin loan facility from a financial institution of $23,700 collateralized by the $50,250 of auction rate securities. As of September 30, 2008, the Company has not utilized this margin loan facility.

P. Income Tax (Benefit) Provision

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax assets in the accompanying consolidated balance sheets; however, as management has determined that it is more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income, a valuation allowance has been recorded. The valuation allowances recorded during the three months ended September 30, 2008 and 2007 were $2,489 and $4,732, respectively.

The Company did not record a tax benefit or expense during the three months ended September 30, 2008 on a loss before income taxes of $1,032 as compared to a tax expense of $1,840 on a loss before income taxes of $1,327 for the three months ended September 30, 2007. The income tax provision for the respective three month period differed from the federal statutory rate primarily as a result of permanent differences, including equity compensation and tax credits, and the impact of the valuation allowances.

There were no material changes in the Company’s unrecognized tax positions during the three months ended September 30, 2008. The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

Q. Restructuring Provision

In fiscal 2008, the Company announced three restructuring plans, one within the ACS business unit (“ACS Plan”), one within the Visage Imaging business unit (“Visage Plan”) and one within the Emerging Businesses Unit (“AUSG Plan”).

The ACS Plan for which expense of $2,258 was recorded in fiscal 2008, was enacted to reduce payroll and overhead costs to realign costs with the Company’s revenue base; particularly in regards to our commercial portfolio. In fiscal 2009, this plan was amended to include an increase in severance expense of $188. This plan included severance costs associated with the elimination of certain executive level positions and to shut down one of the Company’s California sites.

The Visage Plan for which expense of $682 was recorded in fiscal 2008, was enacted to consolidate multiple locations in Germany and reduce payroll costs based on the slower than expected market traction for the Visage products. In fiscal 2009, this plan was amended to include an increase in expense, primarily severance, of $301. Under this plan, the Company incurred a restructuring charge primarily related to severance costs associated with the elimination of 20 positions and the closure of the Fuerth, Germany facility.

The AUSG Plan for which expense of $1,781 was recorded in fiscal 2008, was enacted in March 2008 to reduce the financial impact of the AUSG reporting unit, which is a component of the Emerging Businesses Unit. The AUSG reporting unit was established through a combination of organic growth and the acquisition of NAV3D and consisted of three product lines: general avionics (e.g. Vistanav products), unmanned aviation systems and synthetic vision. Due to the continued operating losses and negative cash impact of the AUSG reporting unit, the Company established this plan to eliminate 12 positions in March 2008 and two positions in April 2008, which effectively curtails the operating losses (see Note R to the consolidated financial statements). As part of this restructuring event, the Company also reviewed its long-lived assets for impairment as required by SFAS 144, noting no impairment; however, based on the shortened life of these assets, the Company revised the asset’s useful lives resulting in an accelerated depreciation and amortization charge of $700 which was included in this restructuring charge. In fiscal 2009, this plan was amended to include an immaterial increase to severance expense.

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred a series of restructuring charges totaling $5,782 in fiscal 2007 (“2007 Plan”). The 2007 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated approximately 110 positions. A gross incremental provision of $939 was recorded during fiscal 2008 due primarily to the elimination of five additional positions and the accrual of various retention bonuses. In fiscal 2009, an immaterial incremental provision was recorded.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2007	$3,286	$—	$—	$3,286

ACS	2,794	217	48	3,059
VSG	55	—	—	55
Visage	501	132	132	765
EBU	1,021	43	717	1,781

Total provision	4,371	392	897	5,660
Cash paid	(4,528)	(52)	(897)	(5,477)
Reversals and currency exchange impact	(566)	10	—	(556)

Restructuring liability at June 30, 2008	$2,563	$350	$—	$2,913

ACS	188	21	—	209
VSG	15	—	—	15
Visage	254	—	47	301
EBU	—	—	—	—

Total provision	457	21	47	525
Cash paid	(1,912)	(115)	(47)	(2,074)
Reversals and currency exchange impact	(17)	(20)	—	(37)

Restructuring liability at September 30, 2008	$1,091	$236	$—	$1,327

R. Exclusive License

In April 2008, the Company exclusively licensed certain intellectual property (“IP”) associated with its Avionics and Unmanned Systems Group (“AUSG”) reporting unit (a component of the Emerging Businesses Unit) and sold certain capital equipment, patents and trademarks to a third-party for $3,200 in cash, payable in

May 2008. In connection with this IP license agreement, the Company separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $100 of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. Through September 30 2008, the buyer elected to purchase $470 of AUSG inventory as allowed under the original agreement. The Company expects to have a continuing involvement in this business due, in part, to the support services offered on the software sold and an expectation of future fees earned on development and runtime software licenses.

S. Fair Value of Financial Instruments

Effective July 1, 2008, the Company adopted SFAS No. 157 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, government and agency securities, auction rate securities, and deferred compensation. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements as of September 30, 2008, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of September 30, 2008
	September 30, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash:
Money market	$28,145	$28,145	$—	$—
Treasury	28,621	28,621	—	—
Government and agency securities	60,027	60,027	—	—
Auction rate securities	46,037	—	—	46,037
Plan assets for deferred compensation	1,149	1,149	—	—

Total	$163,979	$117,942	$—	$46,037

The fair values of our cash equivalents and restricted cash, government and agency securities, and plan assets are determined through market, observable and corroborated sources.

The following table is a roll forward of the fair value of our auction rate securities, whose fair value is determined by Level 3 inputs (in thousands):

Fair Value
Balance at June 30, 2008	$47,231
Earned income	33
Total unrealized losses included in comprehensive income	(1,227)

Balance at September 30, 2008	$46,037

The carrying value of the auction rate securities reflect changes in the fair value of the underlying securities, which is based on Level 3 unobservable inputs consisting of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. All realized gains or losses are included in other income (expense), net. All unrealized gains or losses are included in other comprehensive (loss) income.

T. Related Party Transactions

During the three months ended September 30, 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and will be paid out over the service period. Additionally, the Company entered into a 5 year non-compete agreement with our former CEO. This asset was valued at $500 and will be amortized over the life of the agreement. For the three months ended September 30, 2007, the Company did not engage in any significant related party transactions.

U. Subsequent Events

In October 2008, the Company received a rights offering from UBS (the “offering”), in which the Company has elected to participate. The offering will allow the Company to redeem our ARS at par plus accrued interest on June 30, 2010. The offering also contains an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The Company expects to redeem our ARS on June 30, 2010. The loan facility included in the offering will replace our previous margin loan facility with UBS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs and the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, inability to identify opportunities to rationalize our business portfolio in a timely manner or at all, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms our systems process real-time radar, sonar, and signals intelligence data. Our systems are also used in state-of-the-art medical diagnostic imaging devices including MRI, PET, and digital X-ray, and in semiconductor imaging applications including photomask generation and wafer inspection. We provide advanced three-dimensional (3D) image processing and visualization software and optimized systems to diverse end markets including life sciences, geosciences, and simulation. We also provide radio frequency (RF) products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the Defense prime contracting market space in fiscal 2008 through the creation of a federal business group to focus on reaching the intelligence agencies and homeland security programs. Further, in the three month period ending September 30, 2008 and fiscal 2008, the consolidated financial statements, excluding the statement of cash flows, were restated to reflect the discontinuation and sale of the Biotech business (“Biotech”) and the Embedded Systems and Professional Services (“ES/PS”) businesses, respectively, in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (see Note N to the consolidated financial statements).

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended September 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	42.4	35.0

Gross margin	57.6	65.0
Operating expenses:
Selling, general and administrative	32.2	39.8
Research and development	24.2	27.4
Amortization of acquired intangible assets	2.8	3.7
Restructuring	1.1	0.1

Total operating expenses	60.3	71.0

Loss from operations	(2.7)	(6.0)
Other income, net	0.6	3.2

Loss from continuing operations before income taxes	(2.1)	(2.8)
Provision for income taxes	0.0	3.8

Net loss from continuing operations	(2.1)	(6.6)
Loss from discontinued operations, net of taxes	(1.5)	(0.3)
Gain on sale of discontinued operations, net of taxes	0.9	0.0

Net loss	(2.7)%	(6.9)%

REVENUES

(in thousands)	September 30, 2008	As a % of Total Net Revenue	September 30, 2007	As a % of Total Net Revenue	$ Change	% Change
ACS	$44,635	91%	$42,197	88%	$2,438	6%
Visage	1,965	4%	2,764	6%	(799)	(29)%
VSG	2,294	4%	2,565	5%	(271)	(11)%
EBU	205	1%	482	1%	(277)	(57)%

Total revenues	$49,099	100%	$48,008	100%	$1,091	2%

Total revenues increased $1.1 million or 2% to $49.1 million during the three months ended September 30, 2008 as compared to the comparable period in fiscal 2008. International revenues represented approximately 8% and 13% of total revenues during the three months ended September 30, 2008 and 2007, respectively.

ACS revenues increased $2.4 million or 6% during the three months ended September 30, 2008 as compared to the same period in fiscal 2008. The increase in revenue quarter over quarter was driven primarily by a $6.1 million increase in sales relating to defense applications. This increase was partially offset by decreases of

$3.7 million for commercial customers driven by reductions in revenue for legacy medical and telecommunications customers of $2.0 million and $1.7 million, respectively.

Visage revenues decreased $0.8 million or 29% during the three months ended September 30, 2008 as compared to the same period in fiscal 2008. The decrease in Visage revenues was a result of the continued decline in our legacy product line, Magicweb, which experienced quarter over quarter decreases of $1.0 million or 77%. We expect our legacy business will continue to decrease over the near term as we focus our investment in our new Visage CS Product lines and direct sales.

VSG revenues decreased $0.3 million or 11% during the three months ended September 30, 2008 as compared to the same period in fiscal 2008. The VSG revenues remained relatively flat quarter over quarter with a slight decline due to the timing of customer orders.

EBU revenues decreased $0.3 million or 57% during the three months ended September 30, 2008 as compared to the same period in fiscal 2008. The decrease in EBU revenues was primarily a result of the shutdown of our AUSG business through the exclusive license of AUSG’s IP in the fourth quarter of fiscal 2008. This decrease was partially offset by the first time revenues generated from external customers for the Mercury Federal Systems (“MFS”) business.

GROSS PROFIT

Gross profit was 57.6% for the three months ended September 30, 2008, a decrease of 740 basis points from the 65.0% gross profit achieved during the same period in fiscal 2008. The decrease in gross profit was primarily due to an unfavorable customer mix, product mix, higher excess and obsolete inventory reserve provisions driven by changing customer demands, and a decrease in sales in our high margin business, VSG.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $3.3 million or 17% to $15.8 million during the three months ended September 30, 2008 compared to $19.1 million during the comparable period in fiscal 2008. The decrease was primarily due to a $2.1 million decrease in employee compensation expense driven by our cost cutting measures, through restructuring, taken late in fiscal year 2008 and in the first quarter of fiscal year 2009, including the shutdown of our AUSG business unit, and a $0.4 million decrease in depreciation expense driven by these assets becoming fully depreciated in the current period.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $1.2 million or 9% to $11.9 million during the three months ended September 30, 2008 compared to $13.1 million during the comparable period in fiscal 2008. The decrease was primarily the result of a decrease in salary expenses and outside consulting expenses driven by our cost saving measures. Additionally, the shutdown of our AUSG business late in fiscal year 2008 attributed to $0.5 million of this decrease. Research and development continues to be a focus of our business with approximately 24.2% and 27.4% of our revenues dedicated to research and development activities during the three months ended September 30, 2008 and 2007, respectively. Improving the effectiveness of our research and development investments so as to realize a more near-term return is a priority.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased $0.4 million or 22% to $1.4 million for the three months ended September 30, 2008 as compared to $1.8 million during the comparable period in fiscal 2008. The decrease in amortization expense was primarily due to assets becoming fully amortized during the three months ended September 30, 2008.

RESTRUCTURING EXPENSE

Restructuring expense increased $0.5 million to $0.6 million during the three months ended September 30, 2008 compared to $0.1 million during the comparable period in fiscal 2008. This increase was primarily due to the size of each of the restructuring activities incurred in the respective periods. During the three months ended September 30, 2008, as part of the Company’s cost cutting initiatives, we terminated additional employees in our Fuerth Germany location (see Footnote Q).

INTEREST INCOME

Interest income for the three months ended September 30, 2008 decreased by $1.1 million to $1.0 million compared to the same period in fiscal 2008. The decrease in interest income was primarily related to decreased rates of return on our marketable securities quarter over quarter .

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2008 remained relatively flat at $0.8 million compared to the same period in fiscal 2008.

INCOME TAX PROVISION

We recorded a provision for income taxes of nil during the three months ended September 30, 2008 as compared to $1.8 million during the same period in fiscal 2008. Our effective tax rate for the three months ended September 30, 2008 differed from the U.S. statutory tax rate of 35% primarily due to the valuation allowance recorded and the impact of certain non-tax deductible items such as amortization expense that cause us to be in an income tax neutral, rather than benefit, position despite incurring a pre-tax loss during the quarter.

SEGMENT OPERATING RESULTS

	Three Months Ended September 30,
(in thousands)	2008	2007
ACS income from operations	$3,498	$2,961
Visage loss from operations	(2,653)	(2,504)
VSG (loss) income from operations	(152)	405
EBU loss from operations	(612)	(1,103)

Results from operations of the ACS segment increased $0.5 million during the three months ended September 30, 2008 to operating income of $3.5 million as compared to an operating income of $3.0 million for the same period in fiscal 2008. The increase in operating results was primarily driven by a reduction in operating expenses of $1.7 million related to the effect of reduced salaries from restructuring. The decrease in operating expenses were partially offset by decreases in gross margin of $1.2 million related to a change in product mix and an increase in obsolescence reserves due to shifts in customer demands.

Results from operations of the Visage segment decreased $0.2 million during the three months ended September 30, 2008 to an operating loss of $2.7 million as compared to an operating loss of $2.5 million for the same period in fiscal 2008. The slight decrease in operating results of the Visage segment was primarily related to decreased revenue which was offset by lower operating expenses due to restructuring activities and the closure of our Fuerth Germany facility (see Note Q to the Consolidated Financial Statements).

Results from operations of the VSG segment decreased $0.6 million during the three months ended September 30, 2008 to an operating loss of $0.2 million as compared to an operating income of $0.4 million for the same period in fiscal 2008. The decrease in operating results of the VSG segment was primarily related to a decline in revenue and an increase in R&D expenses.

Results from operations of the EBU segment increased $0.5 million during the three months ended September 30, 2008 to an operating loss of $0.6 million as compared to an operating loss of $1.1 million for the same period in fiscal 2008. The increase in results from operations was primarily due to the shutdown of our AUSG business in the third quarter of fiscal 2008. $1.1 million of expenses were recorded during the three months ended September 30, 2007 for the AUSG business, compared to $0.1 million for the three months ended September 30, 2008, offset by a decrease in operating results from our MFS business.

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

LIQUIDITY AND CAPITAL RESOURCES

As of and for the period ended	September 30, 2008	September 30, 2007
Net cash provided by operating activities	$2,636	$3,962
Net cash used in investing activities	(1,002)	(4,530)
Net cash provided by financing activities	243	360
Net increase (decrease) in cash and cash equivalents	1,881	(48)
Cash and cash equivalents at end of period	60,926	51,245

Cash and Cash Equivalents

Our cash and cash equivalents increased by $9.7 million from September 30, 2007 to September 30, 2008, primarily as the result improved linearity in sales which resulted in improved collections on receivables.

During the three months ended September 30, 2008, we generated $2.6 million in cash from operations compared to $4.0 million generated from operations during the same period in fiscal 2008. The $1.4 million decrease in the amount of cash generated from operations was largely driven by reduced deferred revenues and customer advances, lower accounts payable and accrued expense balances, offset by improved account receivable collections and lower inventory balances. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the three months ended September 30, 2008, we used $1.0 million in cash from investing activities compared to $4.5 million used in investing activities during the same period in fiscal 2008. The decrease in cash used in investing activities was primarily driven by lower net purchases of marketable securities and a decrease in cash used in acquisitions. The collapse of the auction rate securities (“ARS”) markets has resulted in $50.3 million of our auction rate securities becoming illiquid. As a result, we will not be able to access these funds until future auctions for these ARS are successful, the securities are sold in a secondary market which currently is not active, or the securities are called by the issuer. As such, the ARS investments currently lack short-term liquidity and were therefore classified as non-current in the September 30, 2008 and June 30, 2008 consolidated balance sheets. In October 2008, we received a rights offering from UBS, in which we have elected to participate. The offering will allow us to redeem our ARS at par plus accrued interest on June 30, 2010. The offering also contains an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, we would forgo the interest income on the underlying ARS, while the borrowings are outstanding. We expect to redeem our ARS on June 30, 2010. The loan facility included in the offering will replace our previous margin loan facility with UBS.

During the three months ended September 30, 2008, we generated $0.2 million in cash from financing activities compared to $0.4 million generated from financing activities during the same period in fiscal 2008. There were no material changes in financing activities.

During the three months ended September 30, 2008, our prime source of liquidity came from existing cash and marketable securities and the cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, an alliance purchase agreement, a supply agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures. On May 1, 2009 our convertible debt may be put to us which, if such put is made in full, would result in a required cash payment of $125.0 million. If cash generated from operations is insufficient to satisfy working capital requirements and/or to make any required payments of our convertible debt, we may need to access funds through our loan facility with the holder of our ARS. Between now and June 30, 2010, we can borrow on up to 75% of this facility. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business. In addition, failure to repurchase our convertible debt when tendered in accordance with its terms would constitute an event of default under the related indenture.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

On April 29, 2004, we completed a private offering of $125,000 aggregate principal amount of Convertible Senior Notes (the “Notes”), which mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The Notes are unsecured, rank equally in right of payment to the Company’s existing and future unsecured senior debt, and do not subject the Company to any financial covenants.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2008:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,385	$125,370	$15	$—	$—
Interest due on notes payable	2,503	2,502	1	—	—
Purchase obligations	20,016	20,016	—	—	—
Supply agreement	1,960	—	—	1,960	—
Operating leases	23,237	3,786	6,283	5,071	8,097
IP Agreement	100	100	—	—	—

	$173,201	$151,774	$6,299	$7,031	$8,097

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

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $20.0 million at September 30, 2008.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6.5 million in inventory, the Company may be required to pay a penalty equal to 35% of the remaining inventory balance. As of September 30, 2008, the remaining minimum commitment related to this agreement was $2.0 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and will be paid out over the service period. Additionally, we entered into a 5 year non-compete agreement with our former CEO. We valued this asset at $500 and we will amortize it over the life of the agreement. For the three months ended September 30, 2007, we did not engage in any significant related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities. See Footnote S for a discussion of our adoption of SFAS No. 157.

Effective July 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates (the ‘fair value option”) and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We have not elected the fair value option for any items on our balance sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2008 to September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes from the factors disclosed in our 2008 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended September 30, 2008.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
July 1-31, 2008	—	$—	$—
August 1-31, 2008	8,714	8.99	—
September 1-30, 2008	18,074	9.01	—

Total	26,788	$9.00	$—

(1)	Represents shares reacquired by the Company in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Retirement Agreement, dated July 24, 2008, between Mercury Computer Systems, Inc. and James R. Bertelli.

10.2	Severance Agreement, dated July 1, 2008, between Mercury Computer Systems, Inc. and Joel B. Radford.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 10, 2008.

MERCURY COMPUTER SYSTEMS
By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer