Form 10-Q
period 2008-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2009-02-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Shares of Common Stock outstanding as of January 31, 2009: 22,690,694 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$37,958	$59,045
Marketable securities	117,882	60,205
Accounts receivable, net of allowance of $825 and $784 at December 31, 2008 and June 30, 2008, respectively	25,841	33,109
Inventory	21,319	24,694
Prepaid expenses and other current assets	4,932	8,752
Current assets of discontinued operations	—	38

Total current assets	207,932	185,843
Marketable securities	42,098	47,231
Put option to sell auction rate securities	8,003	—
Property and equipment, net	9,927	11,054
Goodwill	65,295	80,956
Acquired intangible assets, net	4,050	7,488
Other non-current assets	4,514	5,818
Non-current assets of discontinued operations	—	160

Total assets	$341,819	$338,550

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,078	$15,112
Accrued expenses	5,737	7,845
Accrued compensation	12,159	11,781
Accrued warranty expenses	1,806	1,972
Notes payable	125,000	125,000
Borrowings under line of credit and current capital lease obligations	31,707	301
Income taxes payable	973	1,383
Deferred revenues and customer advances	11,611	16,240
Current liabilities of discontinued operations	2	124

Total current liabilities	199,073	179,758
Notes payable and non-current portion of capital lease obligations	11	18
Accrued compensation	—	1,709
Deferred tax liabilities, net	285	285
Deferred gain on sale-leaseback	8,448	9,027
Other long-term liabilities	1,073	1,241

Total liabilities	208,890	192,038
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 22,189,724 and 21,972,158 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	222	220
Additional paid-in capital	104,365	100,268
Retained earnings	22,207	40,575
Accumulated other comprehensive income	6,135	5,449

Total shareholders’ equity	132,929	146,512

Total liabilities and shareholders’ equity	$341,819	$338,550

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net revenues	$50,725	$51,301	$99,824	$99,309
Cost of revenues	20,479	20,110	41,296	36,900

Gross profit	30,246	31,191	58,528	62,409
Operating expenses:
Selling, general and administrative	18,178	21,726	33,988	40,835
Research and development	13,122	12,979	25,005	26,110
Impairment of goodwill and long-lived assets	14,555	—	14,555	—
Amortization of acquired intangible assets	774	1,827	2,148	3,626
Restructuring	253	192	811	247

Total operating expenses	46,882	36,724	76,507	70,818

Loss from operations	(16,636)	(5,533)	(17,979)	(8,409)
Interest income	689	2,116	1,686	4,224
Interest expense	(952)	(840)	(1,790)	(1,685)
Other (expense) income, net	(181)	124	(29)	410

Loss from continuing operations before income taxes	(17,080)	(4,133)	(18,112)	(5,460)
Income tax expense	—	1,833	—	3,673

Net loss from continuing operations	(17,080)	(5,966)	(18,112)	(9,133)
Loss from discontinued operations, net of income tax benefit of $0 and $219 for the three months ended December 31, 2008 and 2007, respectively, and $0 and $443 for the six months ended December 31, 2008 and 2007, respectively	—	(121)	(743)	(262)
Gain on sale of discontinued operations, net of income tax expense of $0	16	—	487	—

Net loss	$(17,064)	$(6,087)	$(18,368)	$(9,395)

Basic net (loss) earnings per share:
Continuing operations	$(0.77)	$(0.27)	$(0.82)	$(0.43)
Loss from discontinued operations	—	(0.01)	(0.03)	(0.01)
Gain on sale of discontinued operations	—	—	0.02	—

Net loss	$(0.77)	$(0.28)	$(0.83)	$(0.44)

Diluted net (loss) earnings per share:
Continuing operations	$(0.77)	$(0.27)	$(0.82)	$(0.43)
Loss from discontinued operations	—	(0.01)	(0.03)	(0.01)
Gain on sale of discontinued operations	—	—	0.02	—

Net loss	$(0.77)	$(0.28)	$(0.83)	$(0.44)

Weighted-average shares outstanding:
Basic	22,121	21,607	22,065	21,541

Diluted	22,121	21,607	22,065	21,541

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(18,368)	$(9,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,419	7,878
Stock-based compensation	3,984	6,254
Impairment of goodwill and long-lived assets	14,555	—
Deferred income taxes	—	2,026
Non-cash interest	571	423
Gross tax windfall from stock-based compensation	(450)	(226)
Gain on sale of discontinued operations	(487)	—
Other non-cash income	(557)	(507)
Changes in operating assets and liabilities, net of effects of businesses acquired and disposed of:
Accounts receivable	6,682	(6,776)
Inventory	3,134	(1,842)
Prepaid expenses and other current assets	3,924	4,151
Other assets	400	224
Accounts payable and accrued expenses	(6,815)	(5,441)
Deferred revenues and customer advances	(4,295)	3,084
Income taxes payable	(340)	1,139
Other long term liabilities	(1,987)	679

Net cash provided by operating activities	5,370	1,671

Cash flows from investing activities:
Purchases of marketable securities	(139,726)	(94,815)
Sales and maturities of marketable securities	82,098	116,763
Purchases of property and equipment	(2,219)	(1,734)
Acquisition of businesses, net of cash acquired	—	(2,400)
Proceeds from life insurance policies redemption	831	324

Net cash (used in) provided by investing activities	(59,016)	18,138

Cash flows from financing activities:
Proceeds from employee stock plans	413	1,145
Borrowings under line of credit	31,410	—
Gross tax windfall from stock-based compensation	450	226
Repurchases of common stock	(297)	(349)
Payments of principal under notes payable and capital lease obligations	(135)	(61)

Net cash provided by financing activities	31,841	961

Effect of exchange rate changes on cash and cash equivalents	718	321

Net (decrease) increase in cash and cash equivalents	(21,087)	21,091
Cash and cash equivalents at beginning of period	59,045	51,293

Cash and cash equivalents at end of period	$37,958	$72,384

Cash (received) paid during the period for:
Interest	$1,251	$1,250
Income taxes, net	(2,804)	98
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$26	$2,845

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

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2008 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. For the three- and six-month periods ending December 31, 2007, the consolidated financial statements, excluding the statement of cash flows, were restated to reflect the discontinuation and sale of the Biotech business (“Biotech”) and the Embedded Systems and Professional Services (“ES/PS”) businesses, respectively, in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (see Note N to the consolidated financial statements).

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations. See Footnote S for disclosures regarding the fair value of the Company’s financial instruments.

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates (the “fair value option”) and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for its financial assets and liabilities existing on July 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the six months ended December 31, 2008, except for a put option related to the Company’s ARS that was recorded in conjunction with a settlement agreement with UBS (see Footnote S).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be effective for the Company on July 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for the Company on July 1, 2009. The Company does not believe that the adoption of SFAS 160 will have a material effect on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. SFAS 161 will be effective for the Company on July 1, 2009. The Company does not believe that the adoption of SFAS 161 will have a material effect on its financial position or results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 will be effective for the Company on July 1, 2009. The Company does not believe that the adoption of FSP SFAS 142-3 will have a material effect on its financial position or results of operations.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to the Company’s December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s financial position or results of operations for the period ended December 31, 2008.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 2,592,264 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan. On November 17, 2008, the Company’s shareholders approved an amendment in the number of shares authorized for issuance under the 2005 Plan to 2,592,264, an increase of 650,000. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven or ten years. There were 1,108,071 shares available for future grant under the 2005 Plan at December 31, 2008.

The number of shares authorized for issuance under the Company’s 1997 Stock Option Plan (the “1997 Plan”) was 8,650,000 shares, of which 100,000 shares could be issued pursuant to restricted stock grants. The 1997 Plan provides for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of zero to six years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan, and the 1997 Plan subsequently expired in June 2007. The foregoing does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the ESPP to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were 46,220 and 40,882 shares issued under the ESPP during the six months ended December 31, 2008 and 2007, respectively. Shares available for future purchase under the ESPP totaled 98,104 at December 31, 2008.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2007	2,984,211	$19.39	6.26
Grants	1,154,400	10.05
Exercises	(100,828)	7.73
Cancellations	(305,112)	18.32

Outstanding at June 30, 2008	3,732,671	$16.88	6.20
Grants	463,000	6.70
Exercises	(21,790)	7.68
Cancellations	(563,387)	21.31

Outstanding at December 31, 2008	3,610,494	$14.93	5.97

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2007:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2007	1,291,212	$13.53
Granted	264,035	12.44
Vested	(464,381)	13.23
Forfeited	(224,743)	14.18

Outstanding at June 30, 2008	866,123	$13.18
Granted	3,400	7.60
Vested	(191,291)	12.35
Forfeited	(104,957)	12.46

Outstanding at December 31, 2008	573,275	$13.56

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2008 and 2007 in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment, and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Cost of revenues	$145	$185	$214	$283
Selling, general and administrative	1,942	2,658	2,875	4,550
Research and development	473	730	895	1,374

Share-based compensation expense before tax	2,560	3,573	3,984	6,207
Income tax benefit	—	—	—	—

Net compensation expense	$2,560	$3,573	$3,984	$6,207

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three- and six-month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted-average fair value of options granted	$2.97	$5.60	$3.57	$5.47
Option life(1)	5.5 years	5.0 years	5.5 years	5.0 years
Risk-free interest rate(2)	2.3%	3.4%	2.6%	3.5%
Stock volatility(3)	57%	39%	57%	40%
Dividend rate	0%	0%	0%	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three- and six-month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted-average fair value of stock purchase rights granted	$2.94	$3.38	$2.94	$3.38
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	2.1%	4.1%	2.1%	4.1%
Stock volatility	93%	40%	93%	40%
Dividend rate	0%	0%	0%	0%

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per share (in thousands, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net loss from continuing operations—basic	$(17,080)	$(5,966)	$(18,112)	$(9,133)
Interest and amortization of deferred financing costs, net of tax, related to convertible notes	—	—	—	—

Adjusted net loss from continuing operations—for calculation of diluted loss per share	$(17,080)	$(5,966)	$(18,112)	$(9,133)
Loss from discontinued operations	—	(121)	(743)	(262)
Gain on sale of discontinued operations	16	—	487	—

Net loss	$(17,064)	$(6,087)	$(18,368)	$(9,395)

Shares used in computation of net (loss) earnings per share—basic	22,121	21,607	22,065	21,541
Potential dilutive common shares:
Shares issuable under Convertible Senior Notes	—	—	—	—
Stock options	—	—	—	—

Shares used in computation of net (loss) earnings per share—diluted	22,121	21,607	22,065	21,541

Net (loss) earnings per share—basic
Continuing operations	$(0.77)	$(0.27)	$(0.82)	$(0.43)
Loss from discontinued operations	—	(0.01)	(0.03)	(0.01)
Gain on sale of discontinued operations	—	—	0.02	—

Net loss	$(0.77)	$(0.28)	$(0.83)	$(0.44)

Net (loss) earnings per share—diluted
Continuing operations	$(0.77)	$(0.27)	$(0.82)	$(0.43)
Loss from discontinued operations	—	(0.01)	(0.03)	(0.01)
Gain on sale of discontinued operations	—	—	0.02	—

Net loss	$(0.77)	$(0.28)	$(0.83)	$(0.44)

Weighted average equity instruments to purchase 3,976,988 and 4,070,772 shares of common stock were not included in the calculation of diluted net loss per share for the three and six months ended December 31, 2008, respectively, because the equity instruments were antidilutive. Weighted average equity instruments to purchase 4,022,446 and 4,091,232 shares of common stock were not included in the calculation of diluted net loss per share for the three and six months ended December 31, 2007, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represent the securities contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the diluted net loss per share for the six months ended December 31, 2008 and 2007 because the equity instruments were antidilutive.

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

Beginning in mid-February 2008, auctions held for the Company’s auction rate securities with a total aggregate par value of approximately $50,250 at December 31, 2008 failed. As a result, the Company will not be able to access these funds until future auctions for these ARS are successful, the securities are sold in a secondary market which currently is not active, or the securities are called by the issuer. As such, the ARS investments currently lack short-term liquidity and were therefore classified as non-current in the December 31, 2008 consolidated balance sheet.

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell these ARS back to UBS at par plus interest, at its sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding and in return would not be charged any interest expense. The ARS had a par value of approximately $50,250 at December 31, 2008. The Company elected to measure the put option under the fair value option of SFAS No. 159, and recorded income of approximately $8,003 pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment loss of approximately $8,152 pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the put option and the recognition of the other-than-temporary impairment loss resulted in an immaterial impact to the consolidated statement of operations for the three and six month periods ended December 31, 2008.

The following table summarizes the marketable securities of the Company as of December 31, 2008 and June 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-Sale Securities
DECEMBER 31, 2008
Short-term marketable securities:
Government and agency securities	$117,990	$—	$(108)	$117,882

JUNE 30, 2008
Short-term marketable securities:
Government and agency securities	$60,217	$—	$(12)	$60,205

Long-term marketable securities:
Auction rate securities	$50,265	$—	$(3,034)	$47,231

The Company’s investments in long-term marketable securities, which consist entirely of auction rate securities, had remaining maturities upwards of 40 years as of June 30, 2008. For the year ended June 30, 2008, realized gains and losses from the sale of available-for-sale securities were immaterial.

	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Fair Market Value
Trading Securities
DECEMBER 31, 2008
Long-term marketable securities:
Auction rate securities	$50,316	$—	$(8,218)	$42,098

The Company’s investments in long-term marketable securities, which consist entirely of auction rate securities had remaining maturities upwards of 40 years as of December 31, 2008.

F. Comprehensive Loss

Total comprehensive loss was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net (loss) income	$(17,064)	$(6,087)	$(18,368)	$(9,395)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(656)	1,040	(2,382)	3,277
Decrease in unrealized loss on marketable securities	4,331	12	3,068	121

Other comprehensive income	3,675	1,052	686	3,398

Total comprehensive loss	$(13,389)	$(5,035)	$(17,682)	$(5,997)

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

	December 31, 2008	June 30, 2008
Raw materials	$8,385	$8,822
Work in process	8,891	9,488
Finished goods	4,043	6,384

Total	$21,319	$24,694

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

•

Emerging Businesses Unit (“EBU”)—This segment focuses on cultivation of new business opportunities that benefit from the Company’s capabilities across markets. Current areas of focus include services and support work with federal intelligence agencies and homeland security programs. This business unit previously included the Biotech business, which is now being presented as discontinued operations (see Footnote N), and the Avionics and Unmanned Systems Group (AUSG) reporting unit, which is being shut down following the April 2008 licensing of certain intellectual property (see Footnote R).

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies in the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2008.” The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income (loss) reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	ACS	Visage	VSG	EBU	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2008
Net revenues to unaffiliated customers	$43,936	$2,520	$3,111	$1,158	$—	$—	$50,725
Intersegment revenues	55	—	484	71	—	(610)	—

Net revenues	43,991	2,520	3,595	1,229	—	(610)	50,725
Income (loss) from operations	2,263	(16,871)	1,340	(292)	(2,560)	(516)	(16,636)
Depreciation and amortization expense	1,880	335	171	7	—	—	2,393
THREE MONTHS ENDED DECEMBER 31, 2007
Net revenues to unaffiliated customers	$46,666	$1,685	$2,399	$551	$—	$—	$51,301
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	46,666	1,685	2,399	551	—	—	51,301
Income (loss) from operations	3,559	(4,209)	(58)	(1,206)	(3,619)	—	(5,533)
Depreciation and amortization expense	3,145	470	206	57	—	—	3,878
SIX MONTHS ENDED DECEMBER 31, 2008
Net revenues to unaffiliated customers	$88,570	$4,485	$5,405	$1,364	$—	$—	$99,824
Intersegment revenues	55	—	484	141	—	(680)	—

Net revenues	88,625	4,485	5,889	1,505	—	(680)	99,824
Income (loss) from operations	5,761	(19,524)	1,188	(878)	(3,984)	(542)	(17,979)
Depreciation and amortization expense	4,388	648	354	13	—	—	5,403
SIX MONTHS ENDED DECEMBER 31, 2007
Net revenues to unaffiliated customers	$88,864	$4,448	$4,964	$1,033	$—	$—	$99,309
Intersegment revenues	—	—	—	—	—	—	—

Net revenues	88,864	4,448	4,964	1,033	—	—	99,309
Income (loss) from operations	6,521	(6,714)	347	(2,309)	(6,254)	—	(8,409)
Depreciation and amortization expense	6,375	940	423	116	—	—	7,854

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2008
Net revenues to unaffiliated customers	$45,330	$5,135	$798	$(538)	$50,725
Inter-geographic revenues	1,801	341	182	(2,324)	—

Net revenues	47,131	5,476	980	(2,862)	50,725
THREE MONTHS ENDED DECEMBER 31, 2007
Net revenues to unaffiliated customers	$46,191	$3,150	$1,960	$—	$51,301
Inter-geographic revenues	3,080	683	150	(3,913)	—

Net revenues	49,271	3,833	2,110	(3,913)	51,301
SIX MONTHS ENDED DECEMBER 31, 2008
Net revenues to unaffiliated customers	$90,549	$8,713	$1,100	$(538)	$99,824
Inter-geographic revenues	3,323	555	184	(4,062)	—

Net revenues	93,872	9,268	1,284	(4,600)	99,824
SIX MONTHS ENDED DECEMBER 31, 2007
Net revenues to unaffiliated customers	$88,459	$7,416	$3,434	$—	$99,309
Inter-geographic revenues	4,753	1,139	158	(6,050)	—

Net revenues	93,212	8,555	3,592	(6,050)	99,309

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
December 31, 2008	$75,145	$7,713	$627	—	$83,485
June 30, 2008	81,064	23,728	524	—	105,316

Identifiable long-lived assets exclude deferred tax accounts, marketable securities, put option and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Customer A (ACS)	12.6%	10.9%	11.8%	*	%
Customer B (ACS)	*	15.1	*	*
Customer C (ACS)	17.0	*	10.8	*
Customer D (ACS)	*	*	14.7	*

	29.6%	26.0%	37.3%	—%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

I. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2008 and the year ended June 30, 2008 were as follows:

	ACS	Visage	VSG	EBU	Total
JUNE 30, 2007 BALANCE	$57,643	$28,437	$7,358	$561	$93,999
Goodwill impairment	—	(17,422)	—	(561)	(17,983)
Foreign currency translation	—	3,880	1,060	—	4,940

JUNE 30, 2008 BALANCE	$57,643	$14,895	$8,418	$—	$80,956
Goodwill impairment	—	(13,016)	—	—	(13,016)
Foreign currency translation	—	(1,879)	(766)	—	(2,645)

DECEMBER 31, 2008 BALANCE	$57,643	$—	$7,652	$—	$65,295

The decrease in goodwill during the six months ended December 31, 2008 consisted of a decrease of $13,016 related to the impairment of goodwill and a decrease of $2,645 related to foreign currency translation adjustments.

In December 2008, the Company was required to perform an interim impairment test of long-lived assets and goodwill as a result of a triggering event which was primarily related to a reduced expectation for the proceeds to be received related to a potential sale of the Visage reporting unit, which was expected to be sold or shut down in the near term, a reduction in the earnings and cash flow forecast for the Visage reporting unit and slower anticipated end-user growth for Visage products. As a result, the Company recorded an impairment of the customer relationships intangible asset within the Visage reporting unit of $1,539. Additionally, the carrying amount of goodwill in the Visage reporting unit exceeded the implied fair value, resulting in a goodwill impairment charge of $13,016 million.

The decrease in goodwill during fiscal year 2008 consisted of an impairment of goodwill of $17,983 and an increase of $4,940 related to foreign currency translation adjustments.

In April 2008, the Company was required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: the Company’s determination that it was more likely than not that the Company would sell the ES/PS business. Based on this interim evaluation, the carrying amount of goodwill in the Visage reporting unit exceeded the implied fair value, resulting in a $17,422 impairment charge. Also, in April 2008, the Company determined that the Company was required to perform an interim evaluation for its AUSG reporting unit which is a component of the Emerging Business Unit. Based on this evaluation an impairment charge of $561 was recorded. The Company also performed its fiscal 2008 annual impairment test as of May 31, 2008, which resulted in the identification of no additional goodwill impairment charges.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
DECEMBER 31, 2008
Completed technology	$17,661	$(16,880)	$781	3.3 years
Customer relationships	11,157	(8,693)	2,464	5.3 years
Licensing agreements, trademarks and patents	3,926	(3,580)	346	4.6 years
Non-compete agreements	652	(193)	459	4.3 years

	$33,396	$(29,346)	$4,050

JUNE 30, 2008
Completed technology	$18,061	$(16,515)	$1,546	3.3 years
Customer relationships	13,356	(7,860)	5,496	5.4 years
Licensing agreements, trademarks and patents	3,862	(3,416)	446	5.0 years

	$35,279	$(27,791)	$7,488

Estimated future amortization expense for acquired intangible assets remaining at December 31, 2008 is $1,121 for the remainder of fiscal 2009, $1,763 for fiscal 2010, $591 for fiscal 2011, $256 for fiscal 2012, and $319 for fiscal 2013 onward.

J. Commitments and Contingencies

LEGAL CLAIMS

The Company is subject to legal proceedings, claims and tax audits that arise in the ordinary course of business. The Company does not believe the outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

PURCHASE COMMITMENTS

As of December 31, 2008, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $17,306.

K. Shareholders’ Equity

STOCK REPURCHASE PROGRAM

The Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During the three and six months ended December 31, 2008, 14,947 and 41,735 shares were reacquired in such transactions, respectively, for a total cost of $58 and $297, respectively, while

4,864 and 29,666 shares were reacquired during the three and six months ended December 31, 2007, respectively, for a total cost of $71 and $349, respectively.

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

	2008	2007
Beginning balance at June 30,	$1,972	$2,508
Accruals for warranties issued during the period	1,317	815
Settlements made during the period	(1,483)	(1,327)

Ending balance at December 31,	$1,806	$1,996

M. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2008	June 30, 2008
Computer equipment and software	$66,300	$65,111
Furniture and fixtures	6,956	6,965
Building and leasehold improvements	753	620
Machinery and equipment	2,353	1,835

	76,362	74,531
Less: accumulated depreciation and amortization	(66,435)	(63,477)

	$9,927	$11,054

Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2008 was $1,619 and $3,254, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2007 was $2,043 and $4,213, respectively.

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

N. Discontinued Operations

In May 2008, the Company completed the sale of the Embedded Systems and Professional Services (“ES/PS”) business for $367 plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the Visage Imaging operating segment. The sale resulted in a loss of $1,005 on disposal of the discontinued operation. The loss incurred as a result of the ES/PS business sale was primarily reflective of the Company’s perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, the Company had provided a guarantee to the buyer which would have covered a portion of the severance costs if the buyer had to sever any ES/PS employees before December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made against it.

The Company may benefit from future royalty payments through December 2009, although the Company does not expect such payments to be material. These receipts will be recorded as gain on sale of discontinued operations, after deducting taxes, when reported to the Company or when the cash is received, whichever is earlier.

In September 2008, the Company completed an asset sale of the Biotech Group (“Biotech”) business for a $130 future cash payment, which was received in the second quarter of fiscal 2009, and $300 worth of preferred shares in the acquiring entity to be received. The Biotech business was previously reported in the results of the Emerging Business Unit operating segment. The sale resulted in a gain of $328 on disposal of the discontinued operation.

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

The amounts reported as assets and liabilities of the discontinued operations were as follows:

	December 31, 2008	June 30, 2008
Prepaid expenses and other currents assets	$—	$38
Property and equipment, net	—	129
Acquired intangible assets, net	—	13
Other non-current assets	—	18

Assets of discontinued operations	$—	$198

Accounts payable	$—	$59
Accrued expenses, compensation and warranty	2	65

Liabilities of discontinued operations	$2	$124

O. Debt

Debt consisted of the following:

	December 31, 2008	June 30, 2008
Convertible senior notes payable	$125,000	$125,000
Borrowings under line of credit	31,410	—
Other notes payable and capital lease obligations	308	319
Less: current portion	(156,707)	(125,301)

Total non-current notes payable and capital lease obligations	$11	$18

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted if, on or prior to May 1, 2019, the closing price of the Company’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, the Notes may be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest. As of December 31, 2008, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three and six months ended December 31, 2008, respectively, additional interest expense from the amortization of these deferred financing costs totaled $211 and $423. For the three and six months ended December 31, 2007, respectively, additional interest expense from the amortization of these deferred financing costs totaled $212 and $423. The unamortized balance of deferred financing costs totaled approximately $282 and $705 as of December 31, 2008 and June 30, 2008, respectively.

Borrowings Under Line of Credit

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right to sell these ARS back to UBS at par plus interest, at its sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The line of credit included in the offering replaced the Company’s previous margin loan facility with UBS. As of December 31, 2008 the Company had $31,410 outstanding against this line of credit, collateralized by the $50,250 par value of auction rate securities.

Other Notes Payable

As of December 31, 2008, the Company had other debt consisting of $126 in notes payable for foreign subsidiaries and $182 of capital lease obligations primarily related to office equipment leases.

P. Income Tax (Benefit) Provision

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax assets in the accompanying consolidated balance sheets. As management has determined that it is more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income, a valuation allowance has been recorded. The valuation allowances recorded during the six months ended December 31, 2008 and 2007 were $630 and $5,806, respectively.

The Company did not record a tax benefit or expense during the three months ended December 31, 2008 on a loss before income taxes of $17,080 as compared to a tax expense of $1,833 on a loss before income taxes of $4,133 for the three months ended December 31, 2007. The Company did not record a tax benefit or expense during the six months ended December 31, 2008 on a loss before income taxes of $18,112 as compared to a tax expense of $3,673 on a loss before income taxes of $5,460 for the six months ended December 31, 2007. The income tax provision for the respective three and six month periods differed from the federal statutory rate primarily due to the valuation allowance recorded and the impact of certain non-tax deductible items such as amortization expense and goodwill impairment.

There were no material changes in the Company’s unrecognized tax positions during the six months ended December 31, 2008. The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

Q. Restructuring Provision

In fiscal 2008, the Company announced three restructuring plans, one within the ACS business unit (“ACS Plan”), one within the Visage Imaging business unit (“Visage Plan”) and one within the Emerging Businesses Unit (“AUSG Plan”).

The ACS Plan for which expense of $2,258 was recorded in fiscal 2008, was enacted to reduce payroll and overhead costs to realign costs with the Company’s revenue base; particularly in regards to our commercial portfolio. In fiscal 2009, this plan was amended to include an increase in severance expense of $528. This plan included severance costs associated with the elimination of certain executive level positions and to shut down one of the Company’s California sites.

The Visage Plan for which expense of $682 was recorded in fiscal 2008, was enacted to consolidate multiple locations in Germany and to reduce payroll costs, through the elimination of 20 positions, due to the slower than expected market traction for the Visage products. In fiscal 2009, this plan was amended to include an increase in expense, primarily for severance costs, of $301.

The AUSG Plan for which expense of $1,781 was recorded in fiscal 2008, was enacted in March 2008 to reduce the financial losses of the AUSG reporting unit, which was a component of the Emerging Businesses Unit (EBU). In fiscal 2009, this plan was amended to include an immaterial increase to severance expense.

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

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2007	$3,286	$—	$—	$3,286

ACS	2,794	217	48	3,059
VSG	55	—	—	55
Visage	501	132	132	765
EBU	1,021	43	717	1,781

Total provision	4,371	392	897	5,660
Cash paid	(4,528)	(52)	(897)	(5,477)
Reversals and currency exchange impact	(566)	10	—	(556)

Restructuring liability at June 30, 2008	$2,563	$350	$—	$2,913

ACS	528	21	—	549
VSG	15	—	—	15
Visage	254	—	47	301
EBU	—	—	—	—

Total provision	797	21	47	865
Cash paid	(2,680)	(333)	(47)	(3,060)
Reversals and currency exchange impact	(48)	(20)	—	(68)

Restructuring liability at December 31, 2008	$632	$18	$—	$650

R. Exclusive License

In April 2008, the Company exclusively licensed certain intellectual property (“IP”) associated with its Avionics and Unmanned Systems Group (“AUSG”) reporting unit (a component of the Emerging Businesses Unit) and sold certain capital equipment, patents and trademarks to a third-party for $3,200 in cash, payable in May 2008. In connection with this IP license agreement, the Company separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $100 of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable fee. Through December 31, 2008, the buyer elected to purchase $479 of AUSG inventory as allowed under the original agreement. The Company expects to have a continuing involvement in this business due, in part, to the support services offered on the software sold and an expectation of future fees earned on development and runtime software licenses.

S. Fair Value of Financial Instruments

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates (the “fair value option”) and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for its financial assets and liabilities existing on July 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the six months ended December 31, 2008, except for a put option related to the Company’s ARS that was recorded in conjunction with a settlement agreement with UBS, as more fully described below.

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

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell these ARS back to UBS at par plus interest, at its sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding and in return would not be charged any interest expense. The ARS had a par value of approximately $50,250 at December 31, 2008. The Company elected to measure the put option under the fair value option of SFAS No. 159, and recorded income of approximately $8,003 pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment loss of approximately $8,152 pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the put option and the recognition of the other-than-temporary impairment loss resulted in an immaterial impact to the consolidated statement of operations for the three and six month periods ended December 31, 2008. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

The following table summarizes the fair value measurements as of December 31, 2008, for the Company’s financial instruments, including its ARS:

	Fair Value Measurements as of December 31, 2008
	December 31, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash:
Money market	$3,164	$3,164	$—	$—
Treasury	31,288	31,288	—	—
Government and agency securities	116,723	116,723	—	—
Auction rate securities	42,098	—	—	42,098
Put option to sell auction rate securities	8,003	—	—	8,003
Plan assets for deferred compensation	1,159	1,159	—	—

Total	$202,435	$152,334	$—	$50,101

The fair values of our cash equivalents and restricted cash, government and agency securities, and plan assets are determined through market, observable and corroborated sources.

The following table is a roll forward of the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs:

Fair Value
Balance at June 30, 2008	$47,231
Recognition of put option	8,003
Unrealized losses included in earnings	(8,152)
Change in temporary valuation adjustment included in comprehensive income	3,019

Balance at December 31, 2008	$50,101

The carrying value of the auction rate securities and related put option reflect changes in the fair value of the underlying securities, which is based on Level 3 unobservable inputs consisting of recommended fair values provided by our broker combined with internal analysis of interest rate spreads, credit quality and other inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the ARS market.

T. Related Party Transactions

During the six months ended December 31, 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and will be paid out over the service period. There were no payments against this agreement in the six months ended December 31, 2008. Additionally, the Company entered into a 5 year non-compete agreement with Mr. Bertelli. This asset was valued at $500 and will be amortized over the life of the agreement.

For the six months ended December 31, 2007, the Company did not engage in any significant related party transactions.

U. Subsequent Events

On January 27, 2009, the Company signed a definitive agreement and closed on the sale of the Visage reporting unit to Australia-based Pro Medicus Limited for gross consideration of $3,000 in cash. Of the proceeds, a total of $1,100 has been placed in escrow for general indemnification purposes and employee termination payments to be incurred by Pro Medicus Limited. The accounting for this sale and the Visage reporting unit’s operating results will be included in discontinued operations in the nine months ended March 31, 2009. Further, for the nine month period ending March 31, 2007, the consolidated financial statements, excluding the statement of cash flows, will be restated to reflect the discontinuation and sale of the Visage reporting unit, in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

On February 4, 2009, the Company repurchased $119,688 (face value) aggregate principal amount of its 2% Convertible Senior Notes due 2024 (the “Notes”) from the holder of such Notes. The Company repurchased the Notes for aggregate consideration equal to the principal amount of the Notes, or par, plus accrued interest. The Company paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by the Company. The Company originally sold $125,000 principal amount of the Convertible Senior Notes in April 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including the current adverse economic conditions in the United States and other countries in which we operate, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs and the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, inability to identify opportunities to rationalize our business portfolio in a timely manner or at all, timing and costs associated with disposing of businesses, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as supplemented by Part II Item 1A (Risk Factors) of this Quarterly Report of Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, sonar, and signals intelligence data. Our systems are also used in state-of-the-art medical diagnostic imaging devices including MRI, PET, and digital X-ray, and in semiconductor imaging applications including photomask generation and wafer inspection. We provide advanced three-dimensional (3D) image processing and visualization software and optimized systems to diverse end markets including life sciences, geosciences, and simulation. We also provide radio frequency (RF) products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the Defense prime contracting market space in fiscal 2008 through the creation of a federal business group to focus on reaching the intelligence agencies and homeland security programs. Further, for the six-month period ending December 31, 2007, the consolidated financial statements, excluding the statement of cash flows, were restated to reflect the discontinuation and sale of the Biotech business (“Biotech”) and the Embedded Systems and Professional Services (“ES/PS”) businesses, respectively, in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note N to the consolidated financial statements).

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

On January 27, 2009, we signed a definitive agreement and closed on the sale of the Visage reporting unit to Australia-based Pro Medicus Limited for gross consideration of $3 million in cash. Of the proceeds, a total of $1.1 million has been placed in escrow for general indemnification purposes and employee termination payments to be incurred by Pro Medicus Limited. The accounting for this sale and the Visage reporting unit’s operating results will be included in discontinued operations in the nine months ended March 31, 2009.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.4	39.2	41.4	37.2

Gross margin	59.6	60.8	58.6	62.8
Operating expenses:
Selling, general and administrative	35.8	42.5	34.1	41.1
Research and development	25.9	25.3	25.0	26.3
Amortization of acquired intangible assets	1.5	3.6	2.1	3.7
Impairment of goodwill and long-lived assets	28.7	—	14.6	0.2
Restructuring	0.5	0.4	0.8	—

Total operating expenses	92.4	71.6	76.6	71.3

Loss from operations	(32.8)	(10.8)	(18.0)	(8.5)
Other income (expense), net	(0.8)	2.7	(0.1)	3.0

Loss from continuing operations before income taxes	(33.6)	(8.1)	(18.1)	(5.5)
Provision for income taxes	—	3.6	—	3.7

Net loss from continuing operations	(33.6)	(11.7)	(18.1)	(9.2)
Loss from discontinued operations, net of taxes	—	(0.2)	(0.8)	(0.3)
Gain on sale of discontinued operations, net of taxes	—	—	0.5	—

Net loss	(33.6)%	(11.9)%	(18.4)%	(9.5)%

REVENUES

(in thousands)	Three months ended December 31, 2008	As a % of Total Net Revenue	Three months ended December 31, 2007	As a % of Total Net Revenue	$ Change	% Change
ACS	$43,936	87%	$46,666	91%	$(2,730)	(6)%
Visage	2,520	5	1,685	3	835	50
VSG	3,111	6	2,399	5	712	30
EBU	1,158	2	551	1	607	110

Total revenues	$50,725	100%	$51,301	100%	$(576)	(1)%

Total revenues decreased $0.6 million, or 1%, to $50.7 million during the three months ended December 31, 2008 as compared to the comparable period in fiscal 2008. International revenues represented approximately 12% and 10% of total revenues during the three months ended December 31, 2008 and 2007, respectively.

ACS revenues decreased $2.7 million, or 6%, during the three months ended December 31, 2008 as compared to the same period in fiscal 2008. The decrease in revenue was primarily driven by a $3.1 million decrease in commercial sales relating to semiconductor equipment and Electronic Design and Automation (“EDA”) customers. This decrease was partially offset by an increase of $1.6 million in defense sales driven by increases in sales relating to electronic warfare products and applications.

Visage revenues increased $0.8 million, or 50%, during the three months ended December 31, 2008 as compared to the same period in fiscal 2008. The increase was primarily driven by a $0.4 million increase in our 3D & Picture Archiving and Communication System (PACS) product lines, a $0.2 million increase in our Reconstruction & Visualization product lines and a $0.2 million increase in our Amira research software product lines.

VSG revenues increased $0.7 million, or 30%, during the three months ended December 31, 2008 as compared to the same period in fiscal 2008. The increase in VSG revenue was primarily due to sales to one new large oil and gas company during the three months ended December 31, 2008.

EBU revenues increased $0.6 million, or 110%, during the three months ended December 31, 2008 as compared to the same period in fiscal 2008. The increase in EBU revenues was primarily a result of increased revenue in Mercury’s wholly-owned subsidiary Mercury Federal Systems, Inc. (“MFS”). MFS began generating external revenues in the first quarter of fiscal 2009, and in the three months ended December 31, 2008, revenues were $1.0 million. This increase was partially offset by a $0.4 million decrease in revenues resulting from the shutdown of the AUSG reporting unit that began following the April 2008 exclusive license agreement of certain intellectual property (“IP”) associated with AUSG.

(in thousands)	Six months ended December 31, 2008	As a % of Total Net Revenue	Six months ended December 31, 2007	As a % of Total Net Revenue	$ Change	% Change
ACS	$88,570	89%	$88,864	90%	$(294)	0%
Visage	4,485	5	4,448	4	37	1
VSG	5,405	5	4,964	5	441	9
EBU	1,364	1	1,033	1	331	32

Total revenues	$99,824	100%	$99,309	100%	$515	1%

Total revenues increased $0.5 million, or 1%, to $99.8 million during the six months ended December 31, 2008 as compared to the comparable period in fiscal 2008. International revenues represented approximately 10% and 11% of total revenues during the three months ended December 31, 2008 and 2007, respectively.

ACS revenues remained relatively flat with a decrease of $0.3 million during the six months ended December 31, 2008 as compared to the same period in fiscal 2008. In the six months ended December 31, 2008 there was a shift in revenues between commercial and defense. An increase in sales to defense customers of $7.8 million, primarily in radar and electronic warfare products and applications, was offset by a decrease in sales to commercial customers of $8.0 million primarily due to reduced demand from medical, commercial communications and EDA customers.

Visage revenues remained relatively flat during the six months ended December 31, 2008 as compared to the same period in fiscal 2008. Revenue in our legacy product line, MagicWeb decreased $2.0 million, which was offset by a $1.4 million increase in our 3D and Picture Archiving and Communication Systems (PACS) product lines, a $0.4 million increase in our Reconstruction & Visualization product lines and a $0.2 million increase in our Amira research software product line.

VSG revenues increased $0.4 million, or 9%, during the six months ended December 31, 2008 as compared to the same period in fiscal 2008. The increase was primarily related to sales to one new large oil and gas company during the three months ended December 31, 2008.

EBU revenues increased $0.3 million, or 32%, during the six months ended December 31, 2008 as compared to the same period in fiscal 2008. The increase in EBU revenues was primarily a result of increased MFS revenue. MFS began generating external revenues in the first quarter of fiscal 2009, and in the six months ended December 31, 2008, revenues were $1.2 million. The increase in MFS revenue was partially offset by a $0.9 million decrease in revenues resulting from the shutdown of the AUSG reporting unit that began following the April 2008 exclusive license agreement of IP associated with AUSG.

GROSS PROFIT

Gross profit was 59.6% for the three months ended December 31, 2008, a decrease of 120 basis points from the 60.8% gross profit achieved during the same period in fiscal 2008. The decrease in gross profit was primarily due to an increase in charges for excess and obsolete inventory due to the decline in commercial sales, and a higher warranty provision, partially offset by a shift in customer mix between commercial and defense.

Gross profit was 58.6% for the six months ended December 31, 2008, a decrease of 420 basis points from the 62.8% gross profit achieved during the same period in fiscal 2008. The decrease in gross profit was primarily due to increased charges for excess and obsolete inventory due to the decline in commercial sales, partially offset by a favorable shift in customer mix between commercial and defense.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $3.5 million, or 16.1%, to $18.2 million during the three months ended December 31, 2008 as compared to $21.7 million during the same period in fiscal 2008. The decrease was primarily due to a $2.4 million decrease in employee compensation expense driven by our restructuring and cost saving measures, which include a $0.7 million decrease attributable to the shutdown of our AUSG reporting unit. Additionally, in the three months ended December 31, 2008, there was a $0.3 million decrease in depreciation expense due to assets becoming fully depreciated and a $0.4 million decrease in legal expense.

Selling, general and administrative expenses decreased $6.8 million, or 16.7%, to $34.0 million during the six months ended December 31, 2008 as compared to $40.8 million during the same period in fiscal 2008. The decrease was primarily due to a $4.6 million decrease in employee compensation expense driven by our restructuring and cost saving measures, which include a $1.2 million decrease attributable to the shutdown of our AUSG reporting unit. Additionally, in the six months ended December 31, 2008, there was a $0.5 million decrease in depreciation expense due to assets becoming fully depreciated, a $0.5 million decrease in legal expense and a $0.5 decrease in insurance expense.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $0.1 million, or 0.8%, to $13.1 million during the three months ended December 31, 2008 as compared to $13.0 million during the same period in fiscal 2008. The increase was primarily due to a $1.4 million increase in prototype and development expenses, offset by a $1.2 million decrease in employee compensation expense driven by our restructuring and cost saving measures, which included a $0.5 million decrease attributable to the shutdown of our AUSG business. Additionally, in the three months ended December 31, 2008 there was a $0.2 million decrease in depreciation expense due to assets becoming fully depreciated.

Research and development expenses decreased $1.1 million, or 4.2%, to $25.0 million during the six months ended December 31, 2008 as compared to $26.1 million during the same period in fiscal 2008. The decrease was primarily due to a $2.0 million decrease in employee compensation expense driven by our restructuring and cost saving measures, which included a $1.0 million decrease attributable to the shutdown of our AUSG business, and a $0.4 million decrease in depreciation expense due to those assets becoming fully depreciated. This decrease was partially offset by a $1.5 million increase in prototype and development expenses.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased $1.0 million to $0.8 million for the three months ended December 31, 2008 as compared to $1.8 million during the comparable period in fiscal 2008. Amortization of acquired intangible assets decreased $1.5 million to $2.1 million for the six months ended December 31, 2008 as compared to $3.6 million during the comparable period in fiscal 2008. The decreases in both periods were primarily attributable to assets becoming fully amortized during the three months ended December 31, 2008.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

Impairment of goodwill and long-lived assets was $14.6 million in both the three and six months ended December 31, 2008. We were required to perform an interim impairment test of long-lived assets and goodwill as a result of a triggering event which was primarily related to a reduced expectation for the proceeds to be received related to a potential sale of the Visage reporting unit, which was expected to be sold or shut down in the near term, a reduction in the earnings and cash flow forecast for the Visage reporting unit and slower anticipated end-user growth for Visage products. As a result, we recorded an impairment charge of the customer relationships intangible asset within the Visage reporting unit of $1.5 million. Additionally, the carrying amount of goodwill in the Visage reporting unit exceeded the implied fair value, resulting in a goodwill impairment charge of $13.1 million.

There were no impairment charges recorded in the six months ended December 31, 2007.

RESTRUCTURING EXPENSE

Restructuring expense increased $0.1 million to $0.3 million during the three months ended December 31, 2008 as compared to $0.2 million during the comparable period in fiscal 2008. During the three months ended December 31, 2008, the restructuring charges primarily related to the elimination of three positions and additional severance accruals for our Visage Plan, which was enacted in fiscal 2008 to consolidate multiple locations in Germany and reduce compensation costs to realign expenses with Visage’s revenue base. Restructuring charges incurred during the three months ended December 31, 2007 primarily related to the severance costs associated with the elimination of two positions and the abandonment of one of our international facilities.

Restructuring expense increased $0.6 million to $0.8 million during the six months ended December 31, 2008 as compared to $0.2 million during the same period in fiscal 2008. During the six months ended December 31, 2008, the restructuring charges primarily related to the elimination of five positions and severance accruals for both our Visage Plan and our ACS Plan, which was enacted in fiscal 2008 to reduce payroll and overhead costs and to realign expenses with our revenue base. Restructuring charges incurred during the six months ended December 31, 2007 primarily related to the severance costs associated with the elimination of two positions and the abandonment of one of our international facilities.

INTEREST INCOME

Interest income decreased by $1.4 million to $0.7 million during the three months ended December 31, 2008 as compared to the same period in fiscal 2008. Interest income decreased by $2.5 million to $1.7 million during the six months ended December 31, 2008 as compared to the same period in fiscal 2008. The decreases during both periods were primarily attributable to decreased rates of return on our marketable securities.

INTEREST EXPENSE

Interest expense remained relatively flat at $1.0 million and $1.8 million during the three and six months ended December 31, 2008, respectively.

INCOME TAX PROVISION

We did not record a tax benefit or provision during the three months ended December 31, 2008 as compared to a $1.8 million provision during the same period in fiscal 2008. Our effective tax rate for the three months ended December 31, 2008 differed from the U.S. statutory tax rate of 35% primarily due to the valuation allowance recorded and the impact of certain non-tax deductible items such as amortization expense and goodwill impairment.

We did not record a tax benefit or provision during the six months ended December 31, 2008 as compared to a $3.7 million provision during the same period in fiscal 2008. Our effective tax rate for the three and six months ended December 31, 2008 differed from the U.S. statutory tax rate of 35% primarily due to the valuation allowance recorded and the impact of certain non-tax deductible items such as amortization expense and goodwill impairment.

SEGMENT OPERATING RESULTS

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
ACS income from operations	$2,263	$3,559	$5,761	$6,521
Visage loss from operations	(16,871)	(4,209)	(19,524)	(6,714)
VSG (loss) income from operations	1,340	(58)	1,188	347
EBU loss from operations	(292)	(1,206)	(878)	(2,309)

Results from operations of the ACS segment decreased $1.3 million during the three months ended December 31, 2008 to operating income of $2.3 million as compared to the same period in fiscal 2008. The decrease in operating profit results were primarily driven by lower revenues and a decrease in gross margin, largely driven by increased charges for excess and obsolete inventory due to the decline in commercial sales. This expense increase was partially offset by a decrease in operating expenses of $1.0 million. The decreases in operating expenses were mainly as a result of decreases in sales, marketing, and administrative expenses.

Results from operations of the ACS segment decreased $0.8 million during the six months ended December 31, 2008 to operating income of $5.8 million as compared to the same period in fiscal 2008. The decrease in operating profit results were primarily driven by a decrease in gross margin, largely driven by increased charges for excess and obsolete inventory, partially offset by improvements in direct cost of sales related to product mix. This decrease was further offset by a decrease in operating expenses of $2.7 million due primarily to decreases in sales, marketing, and administrative expenses.

Results from operations of the Visage segment decreased $12.7 million during the three months ended December 31, 2008 to an operating loss of $16.9 million as compared to the same period in fiscal 2008. The decrease in operating results of the Visage segment was primarily related to a $14.6 million goodwill and other intangible assets impairment charge that was recorded in the three months ended December 31, 2008. This charge was partially offset by stronger revenues and a $1.4 million decrease in operating expenses due to fiscal year 2008 restructuring activities.

Results from operations of the Visage segment decreased $12.8 million for the six months ended December 31, 2008 to an operating loss of $19.5 million as compared to the same period in fiscal year 2008. The decrease in operating results of the Visage segment was primarily related to a $14.6 million goodwill and other intangible assets impairment charge that was recorded in the three months ended December 31, 2008. These charges were partially offset by stronger revenues and a $2.3 million decrease in operating expenses that resulted from fiscal year 2008 restructuring activities.

Results from operations of the VSG segment increased $1.4 million during the three months ended December 31, 2008 to operating income of $1.3 million as compared to the same period in fiscal year 2008. The increase in operating results was primarily driven by an increase in revenue.

Results from operations of the VSG segment increased $0.8 million during the six months ended December 31, 2008 to operating income of $1.2 million as compared to the same period in fiscal year 2008. The increase in operating results was primarily driven by an increase in revenue.

Results from operations of the EBU segment increased $0.9 million during the three months ended December 31, 2008 to an operating loss of $0.3 million as compared to the same period in fiscal year 2008. The increase in results from operations was primarily due to the shutdown of our AUSG reporting unit in the third quarter of fiscal 2008, which resulted in a $1.2 million reduction in operating expenses. During the three months ended December 31, 2008, AUSG recorded $0.1 million in operating expenses were recorded as compared to $1.1 million in the same period of fiscal 2008.

Results from operations of the EBU segment increased $1.4 million during the six months ended December 31, 2008 to an operating loss of $0.9 million as compared to the same period in fiscal year 2008. The increase in results from operations was primarily due to the shutdown of our AUSG reporting unit in the third quarter of fiscal 2008. During the six months ended December 31, 2008, AUSG recorded an immaterial amount of operating expenses were recorded as compared to $2.2 million in the same period of fiscal 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

As of and for the period ended	December 31, 2008	December 31, 2007
Net cash provided by operating activities	$5,370	$1,671
Net cash (used in) provided by investing activities	(59,016)	18,138
Net cash provided by financing activities	31,841	961
Net (decrease) increase in cash and cash equivalents	(21,087)	21,091
Cash and cash equivalents at end of period	37,958	72,384

Cash and Cash Equivalents

Our cash and cash equivalents decreased by $34.4 million from December 31, 2007 to December 31, 2008, primarily as the result of higher net purchases of marketable securities, offset by a $31.4 million borrowing against our auction rate securities and an improved linearity of sales in the six months ended December 31, 2008, which resulted in improved collections on receivables.

During the six months ended December 31, 2008, we generated $5.4 million in cash from operations compared to $1.7 million generated from operations during the same period in fiscal 2008. The primary components of cash generated from operations for the six months ended December 31, 2008 were our net loss of $18.4 million, impairment charges of $14.6 million, depreciation and amortization charges of $5.4 million, other non-cash charges of $4.6 million, other non-cash income of $1.5 million and a net decrease in operating assets and liabilities of $0.7 million. The $0.7 million decrease in net operating assets and liabilities primarily related to a $6.7 million decrease in accounts receivable, a $3.1 million decrease in inventory, offset by decreases in accounts payable and deferred revenue and customer advances of $6.8 million and $4.3 million, respectively, and a $2.0 million net decrease in other net assets. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the six months ended December 31, 2008, we used $59.0 million in cash from investing activities compared to $18.1 million generated from investing activities during the same period in fiscal 2008. In the six months ended December 31, 2008, we invested $139.7 million in marketable securities and received $82.1 million in proceeds from the sales and maturities of such securities in the normal course of business.

During the six months ended December 31, 2008, we generated $31.8 million in cash from financing activities compared to $0.9 million generated from financing activities during the same period in fiscal 2008. The increase in cash generated from financing activities was primarily due to a $31.4 million borrowing under our ARS line of credit. In October 2008, we received a rights offering from UBS (the “offering”) in which we have elected to participate. By electing to participate in the offering, we (1) received the right to sell these ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, we would forgo the interest income on the underlying ARS, while the borrowings are outstanding and in return would not be charged any interest expense. The line of credit included in the offering replaced our previous margin loan facility with UBS. As of December 31, 2008, we had $31.4 million outstanding under this line of credit, collateralized by the $50.3 million par value of auction rate securities.

During the six months ended December 31, 2008, our prime source of liquidity came from existing cash and marketable securities, the cash generated from operations and the $31.4 million borrowing under our ARS. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, an alliance purchase agreement, a supply agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures.

On February 4, 2009, we repurchased $120 million (face value) aggregate principal amount of our 2% Convertible Senior Notes due 2024 (the “Notes”) from the holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes, or par, plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us. We originally sold $125 million principal amount of the Convertible Senior Notes in April 2004.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

On April 29, 2004, we completed a private offering of $125 million aggregate principal amount of Convertible Senior Notes (the “Notes”), which mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The Notes are unsecured, rank equally in right of payment to the Company’s existing and future unsecured senior debt, and do not subject the Company to any financial covenants.

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

On February 4, 2009, we repurchased $120 million (face value) aggregate principal amount of our 2% Convertible Senior Notes due 2024 (the “Notes”) from the holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes, or par, plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us. We originally sold $125 million principal amount of the Convertible Senior Notes in April 2004.

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2008:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$125,309	$125,298	$11	$—	$—
Borrowings under line of credit	31,410	—	31,410	—	—
Interest due on notes payable	1,251	1,251	—	—	—
Purchase obligations	17,306	17,306	—	—	—
Supply agreement	1,955	—	—	1,955	—
Operating leases	22,105	3,717	5,975	4,934	7,479
IP Agreement	100	100	—	—	—

	$199,436	$147,672	$37,396	$6,889	$7,479

Notes payable, capital lease obligations and interest due on notes payable consists of various domestic and foreign debt agreements and the interest due on such agreements. (See Notes O and U to the Consolidated Financial Statements for further financial information regarding these agreements). Our pension obligation and deferred compensation plan liabilities which are not included in the table above, are included in accrued expenses in our consolidated balance sheets.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $17.3 million at December 31, 2008.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that were “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2008, the remaining minimum commitment related to this agreement was $2.0 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2008, we and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million and will be paid out over the service period. There were no payments against this agreement in the six months ended December 31, 2008. Additionally, we entered into a 5 year non-compete agreement with Mr. Bertelli. We valued this asset at $0.5 million and we will amortize it over the life of the agreement.

During the six months ended December 31, 2007, we did not engage in any significant related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. Such adoption did not have a material impact on our financial position or results of operations. See Footnote S to the Consolidated Financial Statements for a discussion of our adoption of SFAS No. 157.

Effective July 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates (the “fair value option”) and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We chose not to elect the fair value option for our financial assets and liabilities existing on July 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the six months ended December 31, 2008, except for a put option related to our ARS that was recorded in conjunction with a settlement agreement with UBS.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be effective for us on July 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for us on July 1, 2009. We do not believe that the adoption of SFAS 160 will have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. SFAS 161 will be effective for us on July 1, 2009. We do not believe that the adoption of SFAS 161 will have a material effect on our financial position or results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 will be effective for us on July 1, 2009. We do not believe that the adoption of FSP SFAS 142-3 will have a material effect on our financial position or results of operations.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to our December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact our financial position or results of operations for the three and six-month periods ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2008 to December 31, 2008.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes from the factors disclosed in our 2008 Annual Report on Form 10-K, except as disclosed below.

Current economic conditions, including the credit crisis affecting the financial markets and the possibility of a global recession, could adversely affect our business, results of operations and financial condition in the remainder of fiscal year 2009 and beyond.

The world’s financial markets are currently experiencing turmoil, characterized by reductions in available credit, increased costs of credit, volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans and sales projections across industries and markets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of:

•	reduced and delayed demand for our products;

•	increased risk of order cancellations or delays;

•	increased pressure on the prices of our products;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our bank line of credit when needed.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries, but the longer the duration or greater the severity, the greater the risks we face in operating our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended December 31, 2008.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
October 1-31, 2008	505	$6.59	—
November 1-30, 2008	12,981	5.04	—
December 1-31, 2008	1,461	4.80	—

Total	14,947

(1)	Represents shares reacquired by the Company in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2008, the Company held the 2008 Annual Meeting of Shareholders (the “meeting”). At the meeting, Mark Aslett, George W. Chamillard, and William K. O’Brien were elected as directors for terms ending in 2011. The voting results were as follows:

Mark Aslett	For	21,144,499	Withheld	247,480

George W. Chamillard	For	19,858,445	Withheld	1,533,534

William K. O’Brien	For	21,138,739	Withheld	253,240

The terms of the following directors continued after the meeting: Dr. Albert P. Belle Isle, Russell K. Johnsen, Lee C. Steele, Vincent Vitto, and Dr. Richard P. Wishner.

At the meeting, our shareholders approved the amendment and restatement of our 2005 Stock Incentive Plan (“2005 Plan”) to increase the aggregate number of shares authorized for issuance under the 2005 Plan by 650,000 shares: 15,116,655 shares for; 4,489,505 shares against; and 24,344 shares abstaining.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1+	Amended and Restated Compensation Policy for Non-Employee Directors.

10.2*+	First Amendment to Employment Agreement, dated as of December 20, 2008, by and between Mercury Computer Systems, Inc. and Mark Aslett.

10.3*+	Third Amendment to Employment Agreement, dated as of December 22, 2008, by and between Mercury Computer Systems, Inc. and Robert E. Hult.

10.4*+	First Amendment to Agreement, dated as of December 22, 2008, by and between Mercury Computer Systems, Inc. and Didier M.C. Thibaud.

10.5*+	Form of Amendment to Change in Control Severance Agreement between the Company and the executive officers of the Company.

10.6	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to Mercury Computer Systems, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 17, 2008).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the company participates.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 9, 2009.

MERCURY COMPUTER SYSTEMS
By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer