Form 10-K/A
period 2008-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2009-05-08
CIK 1049521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER - 000-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD, CHELMSFORD MASSACHUSETTS	01824
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $347.1 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of Common Stock outstanding as of August 31, 2008: 22,722,186 shares

EXPLANATORY NOTE

Mercury Computer Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to add Exhibit 99.1, an agreement with UBS Financial Services Inc. regarding a margin loan facility, to its Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2008. The purpose of this Amendment No. 1 is to address comments that the Company received from the Staff of the Division of Corporation Finance of the SEC in connection with the filing of the Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains a new Exhibit Index and Exhibit 99.1. The agreement included in Exhibit 99.1 has been superseded and terminated since the original filing date of the Form 10-K. Unaffected items have not been repeated in this Amendment No. 1. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 8, 2009.

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2002)

3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004)

3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)

3.2.1	Bylaws, as amended through September 22, 2004 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)

3.2.2	Amendment No. 1 to Bylaws, dated December 17, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 20, 2007)

3.2.3	Amendment No. 2 to Bylaws, dated January 21, 2008 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2008)

4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))

4.2.1	Indenture, dated April 29, 2004, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on May 11, 2004)

4.2.2	Form of 2% Convertible Senior Note due 2024 (included as part of Exhibit 4.2.1)

4.3	Shareholder Rights Agreement, dated as of December 14, 2005, between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.) (incorporated herein by reference to Exhibit 2 of the Company’s registration statement on Form 8-A filed on December 15, 2005)

10.1.1*	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 18, 2004)

10.1.2*	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.1.3*	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 17, 2005)

10.1.4*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.2.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005)

10.2*	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999)

10.3*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 15, 2006)

10.4.1*	Deferred Compensation Plan, including Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003)

10.4.2*	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005)

10.5*	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2003)

10.6*	Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on December 23, 2004)

10.7*†	Summary of Annual Bonus Program

10.8.1*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 8, 2006)

10.8.2*	Form of Stock Option Agreement with James R. Bertelli under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 2, 2006)

10.8.3*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 21, 2006)

10.8.4*	Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on November 16, 2005)

10.8.5*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed on November 16, 2005)

10.8.6*	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)

10.8.7*	Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2007)

10.9*	Form of Change in Control Severance Agreement between the Company and the executive officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 23, 2006)

10.10*	Compensation Policy for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 5, 2006)

10.11.1*	Employment Agreement dated March 8, 2007 between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 13, 2007)

10.11.2*	First Amendment to Employment Agreement, dated September 26, 2007, by and between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2007)

10.11.3*	Second Amendment to Employment Agreement, dated as of December 14, 2007, by and between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2007)

10.12*	Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2007)

10.13*†	Agreement, dated as of March 27, 2008, by and between the Company and Didier M.C. Thibaud

10.14*	Purchase and Sale Agreement dated as of April 12, 2007 among 1999 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)

10.15*	Lease Agreement dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)

12.1†	Ratio of Earnings to Fixed Charges

21.1†	Subsidiaries of the Company

23.1†	Consent of KPMG LLP

31.1††	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2††	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1††	Agreement with UBS Financial Services Inc. regarding margin loan facility#

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Previously filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
††	Filed with this Amendment No. 1 on Form 10-K/A.
+	Previously furnished with the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
#	This agreement was superseded and terminated following the original filing date of the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.