Form 10-Q
period 2009-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2009-05-11
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Shares of Common Stock outstanding as of April 30, 2009: 22,650,615 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	March 31, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$40,584	$59,045
Marketable securities	—	60,205
Accounts receivable, net of allowance of $531 and $508 at March 31, 2009 and June 30, 2008, respectively	33,811	29,995
Inventory	18,890	24,202
Prepaid expenses and other current assets	3,261	7,862
Current assets of discontinued operations	1,742	4,534

Total current assets	98,288	185,843
Marketable securities	44,981	47,231
Put option to sell auction rate securities	5,194	—
Property and equipment, net	8,539	10,053
Goodwill	57,653	57,653
Acquired intangible assets, net	3,371	4,718
Other non-current assets	3,874	5,520
Non-current assets of discontinued operations	7,989	27,532

Total assets	$229,889	$338,550

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,607	$13,647
Accrued expenses	6,391	8,674
Accrued compensation	8,581	8,249
Notes payable	5,312	125,000
Borrowings under line of credit and current capital lease obligations	33,426	277
Income taxes payable	1,020	580
Deferred revenues and customer advances	7,048	10,521
Current liabilities of discontinued operations	7,816	12,810

Total current liabilities	83,201	179,758
Notes payable and non-current portion of capital lease obligations	7	18
Accrued compensation	—	1,709
Deferred tax liabilities, net	83	285
Deferred gain on sale-leaseback	8,159	9,027
Other non-current liabilities	1,187	919
Non-current liabilities of discontinued operations	9	322

Total liabilities	92,646	192,038
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 22,228,815 and 21,972,158 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	222	220
Additional paid-in capital	104,906	100,268
Retained earnings	30,357	40,575
Accumulated other comprehensive income	1,758	5,449

Total shareholders’ equity	137,243	146,512

Total liabilities and shareholders’ equity	$229,889	$338,550

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net revenues	$50,563	$50,674	$140,497	$140,572
Cost of revenues	21,380	22,308	60,983	57,611

Gross profit	29,183	28,366	79,514	82,961
Operating expenses:
Selling, general and administrative	12,584	16,685	38,666	49,097
Research and development	11,118	11,992	33,001	34,548
Amortization of acquired intangible assets	498	1,291	1,955	3,871
Restructuring	239	1,054	713	1,253

Total operating expenses	24,439	31,022	74,335	88,769

Income (loss) from operations	4,744	(2,656)	5,179	(5,808)
Interest income	239	1,541	1,920	5,753
Interest expense	(497)	(839)	(2,280)	(2,522)
Other income, net	317	476	120	995

Income (loss) from continuing operations before income taxes	4,803	(1,478)	4,939	(1,582)
Income tax expense	101	732	101	1,916

Income (loss) from continuing operations	4,702	(2,210)	4,838	(3,498)
Loss from discontinued operations, net of income tax benefit of $112 and $758 for the three months ended March 31, 2009 and 2008, respectively, and income tax (benefit) expense of ($112) and $1,288 for the nine months ended March 31, 2009 and 2008, respectively	(704)	(3,429)	(19,696)	(11,536)
Gain on sale of discontinued operations, net of income tax expense of $0	4,152	—	4,640	—

Net income (loss)	$8,150	$(5,639)	$(10,218)	$(15,034)

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$0.21	$(0.10)	$0.22	$(0.16)
Loss from discontinued operations	(0.03)	(0.16)	(0.89)	(0.54)
Gain on sale of discontinued operations	0.19	—	0.21	—

Net earnings (loss)	$0.37	$(0.26)	$(0.46)	$(0.70)

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$0.21	$(0.10)	$0.22	$(0.16)
Loss from discontinued operations	(0.03)	(0.16)	(0.88)	(0.54)
Gain on sale of discontinued operations	0.18	—	0.20	—

Net earnings (loss)	$0.36	$(0.26)	$(0.46)	$(0.70)

Weighted-average shares outstanding:
Basic	22,208	21,689	22,113	21,590

Diluted	22,486	21,689	22,374	21,590

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,218)	$(15,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,493	12,132
Stock-based compensation	4,630	9,412
Impairment of goodwill and long-lived assets	14,555	—
Deferred income taxes	(176)	2,948
Non-cash interest	780	634
Gross tax windfall from stock-based compensation	(601)	(226)
Gain on sale of discontinued operations	(4,640)	—
Other non-cash income	(868)	(796)
Changes in operating assets and liabilities, net of effects of businesses acquired and disposed of:
Accounts receivable	(4,334)	(830)
Inventory	5,305	(6,012)
Prepaid expenses and other current assets	5,141	3,767
Other assets	386	358
Accounts payable and accrued expenses	(4,267)	(1,991)
Deferred revenues and customer advances	(3,313)	5,860
Income taxes payable	(258)	780
Other long term liabilities	(1,759)	259

Net cash provided by operating activities	7,856	11,261

Cash flows from investing activities:
Purchases of marketable securities	(138,583)	(122,776)
Sales and maturities of marketable securities	198,878	178,325
Purchases of property and equipment	(3,188)	(3,016)
Acquisition of businesses, net of cash acquired	—	(2,400)
Proceeds from life insurance policies redemption	831	324
Proceeds from sale of discontinued operations	819	—

Net cash provided by investing activities	58,757	50,457

Cash flows from financing activities:
Proceeds from employee stock plans	413	1,146
Borrowings under line of credit	33,316	—
Gross tax windfall from stock-based compensation	601	226
Repurchases of common stock	(404)	(516)
Payments of principal under notes payable	(119,688)	—
Payments of capital lease obligations	(178)	(91)

Net cash (used in) provided by financing activities	(85,940)	765

Effect of exchange rate changes on cash and cash equivalents	866	218

Net (decrease) increase in cash and cash equivalents	(18,461)	62,701
Cash and cash equivalents at beginning of period	59,045	51,293

Cash and cash equivalents at end of period	$40,584	$113,994

Cash (received) paid during the period for:
Interest	$1,868	$1,252
Income taxes, net	(3,911)	98
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$51	$3,155

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance computer signal and image processing systems and software for embedded and other specialized computing markets. The Company’s primary market segments are aerospace and defense—which includes systems for radar, electronic warfare, sonar, C4I (Command, Control, Communications, Computers, and Intelligence) and electro-optical; life sciences—which includes systems for medical diagnostic imaging & visualization; semiconductor—which includes systems for semiconductor wafer inspection, reticle inspection and mask writing; and telecommunications applications.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2008 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. For the three- and nine-month periods ending March 31, 2008, the consolidated financial statements, excluding the statement of cash flows, were reclassified to reflect the discontinuation and sale of the Biotech business (“Biotech”), the Embedded Systems and Professional Services (“ES/PS”) businesses and the Visage Imaging (“VI”) business, as well as the expected sale of the Visualization Sciences Group (“VSG”) business, in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (see Note M).

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations. See Note R for disclosures regarding the fair value of the Company’s financial instruments.

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates (the “fair value option”) and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for its financial assets and liabilities existing on July 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the nine months ended March 31, 2009, except for a put option related to the Company’s auction rate securities (“ARS”) that was recorded in conjunction with a settlement agreement with UBS (see Note R).

Effective October 2008, the Company adopted the provisions of the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), which clarifies how an entity would determine fair value in an inactive market. The application of the provisions of FSP 157-3 did not materially impact the Company’s financial position or results of operations.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP 142-3 will be effective for the Company on July 1, 2009. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. FSP 157-4 is effective for the Company for the quarterly period beginning April 1, 2009. The Company does not expect that the adoption of FSP 157-4 will have a material impact on its financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Additionally, FSP 115-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. FSP 115-2 is effective for the Company for the quarterly period beginning April 1, 2009. The Company does not expect the adoption of FSP 115-2 will have a material impact on its financial position or results of operations.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 2,592,264 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven or ten years. There were 1,379,878 shares available for future grant under the 2005 Plan at March 31, 2009.

The number of shares authorized for issuance under the 1997 Plan was 8,650,000 shares, of which 100,000 shares could be issued pursuant to restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options vest over periods of zero to six years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan, and the 1997 Plan subsequently expired in June 2007. The foregoing does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (ESPP) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the ESPP to 800,000 shares. Under the plan, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were 46,220 and 40,882 shares issued under the ESPP during the nine months ended March 31, 2009 and 2008, respectively. Shares available for future purchase under the ESPP totaled 98,104 at March 31, 2009.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2007	2,984,211	$19.39	6.26
Grants	1,154,400	10.05
Exercises	(100,828)	7.73
Cancellations	(305,112)	18.32

Outstanding at June 30, 2008	3,732,671	$16.88	6.20
Grants	612,464	6.44
Exercises	(21,790)	7.68
Cancellations	(877,371)	18.23

Outstanding at March 31, 2009	3,445,974	$14.73	5.73

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2007:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2007	1,291,212	$13.53
Granted	264,035	12.44
Vested	(464,381)	13.23
Forfeited	(224,743)	14.18

Outstanding at June 30, 2008	866,123	$13.18
Granted	8,200	6.22
Vested	(246,908)	13.04
Forfeited	(173,680)	13.53

Outstanding at March 31, 2009	453,735	$13.00

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008 in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment, and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Cost of revenues	$69	$228	$278	$475
Selling, general and administrative	877	1,919	3,391	5,999
Research and development	276	573	1,001	1,655

Share-based compensation expense before tax	1,222	2,720	4,670	8,129
Income tax benefit	—	—	—	—

Net compensation expense	$1,222	$2,720	$4,670	$8,129

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three and nine month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted-average fair value of options granted	$3.67	$2.80	$3.68	$4.53
Option life(1)	5.5 years	5.0 years	5.5 years	5.0 years
Risk-free interest rate(2)	1.5%	2.6%	2.4%	3.2%
Stock volatility(3)	77%	44%	64%	41%
Dividend rate	0%	0%	0%	0%

(1)	The option life was determined based upon historical option activity.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three and nine month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted-average fair value of stock purchase rights granted	$3.19	$6.10	$3.04	$4.23
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	0.3%	1.5%	1.4%	3.3%
Stock volatility	122%	85%	105%	54%
Dividend rate	0%	0%	0%	0%

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Income (loss) from continuing operations—basic	$4,702	$(2,210)	$4,838	$(3,498)
Loss from discontinued operations	(704)	(3,429)	(19,696)	(11,536)
Gain on sale of discontinued operations	4,152	—	4,640	—

Net income (loss)	$8,150	$(5,639)	$(10,218)	$(15,034)

Shares used in computation of net earnings (loss) per share—basic	22,208	21,689	22,113	21,590
Effect of dilutive stock options and restricted stock	278	—	261	—

Shares used in computation of net earnings (loss) per share—diluted	22,486	21,689	22,374	21,590

Net earnings (loss) per share—basic
Continuing operations	$0.21	$(0.10)	$0.22	$(0.16)
Loss from discontinued operations	(0.03)	(0.16)	(0.89)	(0.54)
Gain on sale of discontinued operations	0.19	—	0.21	—

Net earnings (loss)	$0.37	$(0.26)	$(0.46)	$(0.70)

Net earnings (loss) per share—diluted
Continuing operations	$0.21	$(0.10)	$0.22	$(0.16)
Loss from discontinued operations	(0.03)	(0.16)	(0.88)	(0.54)
Gain on sale of discontinued operations	0.18	—	0.20	—

Net earnings (loss)	$0.36	$(0.26)	$(0.46)	$(0.70)

Weighted average equity instruments to purchase 3,626,011 and 3,922,518 shares of common stock were not included in the calculation of diluted net loss per share for the three and nine months ended March 31, 2009, respectively, because the equity instruments were antidilutive. Weighted average equity instruments to purchase 4,242,879 and 4,141,780 shares of common stock were not included in the calculation of diluted net loss per share for the three and nine months ended March 31, 2008, respectively, because the equity instruments were antidilutive. Additionally, the 1,715,439 and 3,328,480 shares which represent the securities that were contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the diluted net earnings (loss) per share for the three and nine months ended March 31, 2009, respectively, because the equity instruments were antidilutive. The 4,135,000 shares which represent the securities that were contingently issuable under the Company’s outstanding Convertible Senior Notes were not included in the diluted net loss per share for the three and nine months ended March 31, 2008, because the equity instruments were antidilutive.

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

Beginning in mid-February 2008, auctions held for the Company’s auction rate securities failed. As a result, the Company was not able to access these funds, and therefore, the ARS investments were determined to lack short-term liquidity and were classified as non-current in the consolidated balance sheet. In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell these ARS back to UBS at par plus interest, at its sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no net cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding and in return would not be charged any interest expense. The ARS had a par value of approximately $50,250 at March 31, 2009.

The Company elected to measure the put option under the fair value option of SFAS No. 159, and recorded expense of $2,809 and income of $5,194 pre-tax in the three and nine months ended March 31, 2009, respectively. The Company also transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment gain of $2,882 and a loss of $5,270 pre-tax in the three and nine months ended March 31, 2009, respectively. The recording of the put option and the recognition of the other-than-temporary impairment loss resulted in an immaterial impact to the consolidated statement of operations for the three and nine month periods ended March 31, 2009. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

The following table summarizes the marketable securities of the Company as of March 31, 2009 and June 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-Sale Securities
JUNE 30, 2008
Short-term marketable securities:
Government and agency securities	$60,217	$—	$(12)	$60,205

Long-term marketable securities:
Auction rate securities	$50,265	$—	$(3,034)	$47,231

	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Fair Market Value
Trading Securities
MARCH 31, 2009
Long-term marketable securities:
Auction rate securities	$50,282	$—	$(5,301)	$44,981

The Company’s investments in long-term marketable securities, which consist entirely of auction rate securities, had remaining maturities up to 40 years as of March 31, 2009 and June 30, 2008. For the year ended June 30, 2008, realized gains and losses from the sale of available-for-sale securities were immaterial.

F. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$8,150	$(5,639)	$(10,218)	$(15,034)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(525)	2,625	(2,906)	5,903
Recognition of foreign currency gain	(3,894)	—	(3,894)	—
Decrease (increase) in unrealized loss on marketable securities	41	(2,257)	3,109	(2,136)

Other comprehensive (loss) income	(4,378)	368	(3,691)	3,767

Total comprehensive income (loss)	$3,772	$(5,271)	$(13,909)	$(11,267)

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

	March 31, 2009	June 30, 2008
Raw materials	$6,940	$8,702
Work in process	8,460	9,488
Finished goods	3,490	6,012

Total	$18,890	$24,202

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

•

Emerging Businesses Unit (“EBU”)—This segment focuses on cultivation of new business opportunities that benefit from the Company’s capabilities across markets. Current areas of focus include services and support work with federal intelligence agencies and homeland security programs. This business unit previously included the Biotech business, which was disposed of in September 2008 (see Note M), and the Avionics and Unmanned Systems Group (AUSG) reporting unit, which has been shut down following the April 2008 licensing of certain intellectual property (see Note Q). This operating segment now consists primarily of the Company’s wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”).

Prior year results have been reclassified for the discontinuation of the Visage Imaging (“VI”) and Visualization Sciences Group (“VSG”) operating segments and for sale of the Biotech business. These operating segments were reclassified into the discontinued operations line items on the consolidated balance sheets and consolidated statements of operations (see Note M).

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

	ACS	EBU	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2009
Net revenues to unaffiliated customers	$48,599	$1,964	$—	$—	$50,563
Intersegment revenues	736	78	—	(814)	—

Net revenues	49,335	2,042	—	(814)	50,563
Income (loss) from operations	5,891	116	(1,222)	(41)	4,744
Depreciation and amortization expense	1,855	6	—	—	1,861
THREE MONTHS ENDED MARCH 31, 2008
Net revenues to unaffiliated customers	$50,313	$361	$—	$—	$50,674
Intersegment revenues	—	—	—	—	—

Net revenues	50,313	361	—	—	50,674
Income (loss) from operations	3,292	(3,228)	(2,720)	—	(2,656)
Depreciation and amortization expense	3,061	61	—	—	3,122
NINE MONTHS ENDED MARCH 31, 2009
Net revenues to unaffiliated customers	$137,028	$3,469	$—	$—	$140,497
Intersegment revenues	791	219	—	(1,010)	—

Net revenues	137,819	3,688	—	(1,010)	140,497
Income (loss) from operations	10,725	(817)	(4,670)	(59)	5,179
Depreciation and amortization expense	6,238	19	—	—	6,257
NINE MONTHS ENDED MARCH 31, 2008
Net revenues to unaffiliated customers	$139,178	$1,394	$—	$—	$140,572
Intersegment revenues	—	—	—	—	—

Net revenues	139,178	1,394	—	—	140,572
Income (loss) from operations	7,905	(5,584)	(8,129)	—	(5,808)
Depreciation and amortization expense	9,436	177	—	—	9,613

ACS results for the nine months ended March 31, 2009 and for the three and nine months ended March 31, 2008 have been adjusted to include the absorption of corporate costs that were previously allocated to the VI and VSG operating segments.

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2009
Net revenues to unaffiliated customers	$46,933	$3,080	$550	$—	$50,563
Inter-geographic revenues	2,574	307	42	(2,923)	—

Net revenues	49,507	3,387	592	(2,923)	50,563
THREE MONTHS ENDED MARCH 31, 2008
Net revenues to unaffiliated customers	$43,847	$2,961	$3,866	$—	$50,674
Inter-geographic revenues	4,369	171	153	(4,693)	—

Net revenues	48,216	3,132	4,019	(4,693)	50,674
NINE MONTHS ENDED MARCH 31, 2009
Net revenues to unaffiliated customers	$132,132	$6,715	$1,650	$—	$140,497
Inter-geographic revenues	5,952	743	226	(6,921)	—

Net revenues	138,084	7,458	1,876	(6,921)	140,497
NINE MONTHS ENDED MARCH 31, 2008
Net revenues to unaffiliated customers	$127,703	$5,569	$7,300	$—	$140,572
Inter-geographic revenues	9,123	558	311	(9,992)	—

Net revenues	136,826	6,127	7,611	(9,992)	140,572

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
March 31, 2009	$11,479	$44	$590	—	$12,113
June 30, 2008	14,994	55	524	—	15,573

Identifiable long-lived assets exclude deferred tax accounts, marketable securities, put option, goodwill, intangible assets and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the three and nine months ended March 31, 2009 and 2008 as shown in the tables below. Revenues from any significant customer may include revenues related to several different defense programs.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2009	2008		2009	2008
Customer A	10.2%	*	%	12.1%	*	%
Customer B	17.2	26.3		13.8	15.4
Customer C	11.4	*		14.5	*
Customer D	11.5	*		*	*

	50.3%	26.3%		40.4%	15.4%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

I. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2009 and the year ended June 30, 2008 were as follows:

	ACS	EBU	Total
JUNE 30, 2007 BALANCE	$57,653	$561	$58,214
Goodwill impairment	—	(561)	(561)

JUNE 30, 2008 AND MARCH 31, 2009 BALANCE	$57,653	$—	$57,653

In April 2008, the Company determined that it was required to perform an interim evaluation for its AUSG reporting unit which was a component of the Emerging Business Unit. Based on this evaluation an impairment charge of $561 was recorded. The Company also performed its fiscal 2008 annual impairment test as of May 31, 2008, which resulted in the identification of no additional goodwill impairment charges.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
MARCH 31, 2009
Completed technology	$14,030	$(13,321)	$709	3.2 years
Customer relationships	7,270	(5,238)	2,032	5.2 years
Licensing agreements, trademarks and patents	3,506	(3,311)	195	4.6 years
Non-compete agreements	500	(65)	435	5.0 years

	$25,306	$(21,935)	$3,371

JUNE 30, 2008
Completed technology	$14,030	$(12,761)	$1,269	3.2 years
Customer relationships	7,270	(4,195)	3,075	5.2 years
Licensing agreements, trademarks and patents	3,406	(3,032)	374	5.0 years

	$24,706	$(19,988)	$4,718

Estimated future amortization expense for acquired intangible assets remaining at March 31, 2009 is $460 for the remainder of fiscal 2009, $1,736 for fiscal 2010, $591 for fiscal 2011, $256 for fiscal 2012, and $328 for fiscal 2013 onward.

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

PURCHASE COMMITMENTS

As of March 31, 2009, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $13,179.

K. Shareholders’ Equity

The Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During the three and nine months ended March 31, 2009, 16,526 and 58,261 shares were reacquired in such transactions, respectively, for a total cost of $107 and $404, respectively, while 23,481 and 53,147 shares were reacquired during the three and nine months ended March 31, 2008, respectively, for a total cost of $167 and $516, respectively.

L. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2009	June 30, 2008
Computer equipment and software	$64,636	$62,519
Furniture and fixtures	6,796	6,789
Building and leasehold improvements	597	455
Machinery and equipment	2,304	1,837

	74,333	71,600
Less: accumulated depreciation and amortization	(65,794)	(61,547)

	$8,539	$10,053

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2009 was $1,363 and $4,303, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2008 was $1,831 and $5,742, respectively.

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

M. Discontinued Operations

In March 2009, the Company reported the Visualization Sciences Group (“VSG”) operating segment as discontinued operations, as the Company currently expects to sell the business by the end of the fourth quarter of fiscal 2009. As of March 31, 2009, the Company determined that the business met the criteria per SFAS 144 for classification as held-for-sale and for disclosure as discontinued operations.

In January 2009, the Company completed the sale of the Visage Imaging (“VI”) operating segment to Australia-based Pro Medicus Limited for gross consideration of $3,000 in cash. Of the proceeds, a total of $1,100 was held back or placed in escrow for general indemnification purposes and employee termination payments to be incurred by Pro Medicus Limited. The sale resulted in a gain of $4,100 on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs of $990, and the recognition of a cumulative foreign currency translation gain of $3,894, offset by net assets of approximately $780. In December 2008, the Company recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1,539. Additionally, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a goodwill impairment charge of $13,016.

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

In May 2008, the Company completed the sale of the Embedded Systems and Professional Services (“ES/PS”) business for $367 plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the Visage Imaging operating segment. The sale resulted in a loss of $1,005 on disposal of the discontinued operation. The Company may benefit from future royalty payments through December 2009, although the Company does not expect such payments to be material. These receipts will be recorded as gain on sale of discontinued operations, after deducting taxes, when reported to the Company or when the cash is received, whichever is earlier. As of March 31, 2009, the Company had received $200 in royalty payments connected with the sale of the ES/PS business. The loss incurred as a result of the ES/PS business sale was primarily reflective of the Company’s perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, the Company had provided a guarantee to the buyer which would have covered a portion of the severance costs if the buyer had to sever any ES/PS employees before December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made against it.

In accordance with SFAS 144, VSG, VI, ES/PS and Biotech have been reflected as discontinued operations for all periods presented in the Company’s consolidated financial statements, except the consolidated statements of cash flows. Accordingly, the revenue, costs, expenses, assets and liabilities of VSG, VI, ES/PS and Biotech have been reported separately in the consolidated statements of operations and consolidated balance sheets for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

The amounts reported in income (loss) from discontinued operations were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
VSG
Revenue	$2,737	$2,921	$8,142	$7,884
(Loss) income from discontinued operations before income taxes	(98)	64	1,163	489
Visage
Revenue	$648	$1,808	$5,133	$6,257
Loss from discontinued operations before income taxes	(718)	(3,889)	(20,228)	(9,670)
Biotech
Loss from discontinued operations before income taxes	$—	$(613)	$(743)	$(1,903)
ES/PS
Revenue	$—	$1,110	$—	$(3,624)
Income from discontinued operations before income taxes	—	251	—	836

The amounts reported as assets and liabilities of the discontinued operations were as follows:

	March 31, 2009	June 30, 2008
Accounts receivable, net	$1,446	$3,114
Inventory	—	492
Prepaid expenses and other current assets	296	928
Property and equipment, net	405	1,130
Goodwill	7,237	23,303
Acquired intangible assets, net	34	2,783
Other non-current assets	313	316

Assets of discontinued operations	$9,731	$32,066

Accounts payable	$97	$1,524
Accrued expenses, compensation and warranty	2,907	5,567
Deferred revenue	4,821	5,719
Other non-current liabilities	—	322

Liabilities of discontinued operations	$7,825	$13,132

N. Debt

Debt consisted of the following:

	March 31, 2009	June 30, 2008
Convertible senior notes payable	$5,312	$125,000
Borrowings under line of credit	33,316	—
Other notes payable and capital lease obligations	117	295
Less: current portion	(38,738)	(125,277)

Total non-current notes payable and capital lease obligations	$7	$18

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

Under certain circumstances, the Notes will be convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate is equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes may be converted if, on or prior to May 1, 2019, the closing price of the Company’s common stock exceeds $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeds $36.28. The Notes may also be converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes is less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The holders may require the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock is neither listed nor approved for trading on specified markets. At the Company’s option, the Notes may be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest. As of March 31, 2009, no circumstances existed and no events had occurred that made the Notes convertible.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and are being amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For the three and nine months ended March 31, 2009, respectively, additional interest expense from the amortization of these deferred financing costs totaled $281 and $703. For the three and nine months ended March 31, 2008, respectively, additional interest expense from the amortization of these deferred financing costs totaled $211 and $634. The unamortized balance of deferred financing costs totaled approximately $1 and $705 as of March 31, 2009 and June 30, 2008, respectively.

On February 4, 2009, the Company repurchased $119,688 (face value) aggregate principal amount from a holder of the Notes. The Company repurchased the Notes for aggregate consideration equal to the principal amount of the Notes, or par, plus accrued interest. The Company paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by the Company.

Borrowings Under Line of Credit

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right to sell these ARS back to UBS at par plus interest, at its sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The line of credit included in the offering replaced the Company’s previous margin loan facility with UBS. As of March 31, 2009 the Company had $33,316 outstanding against this line of credit, collateralized by the $50,250 par value of the ARS.

O. Income Tax (Benefit) Provision

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax assets in the accompanying consolidated balance sheets. As management has determined that it is more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income, a valuation allowance has been recorded. Due to an overall decrease in deferred tax assets during the nine months ended March 31, 2009, primarily related to deferred financing costs and deferred compensation, the valuation allowance was reduced. During the nine months ended March 31, 2008, the valuation allowance increased, primarily related to increases in deferred tax assets for stock based compensation and amortization.

The Company recorded a tax expense for the three months ended March 31, 2009 of $101 on income from continuing operations before taxes of $4,803 as compared to a tax expense of $732 on a loss from continuing operations before income taxes of $1,478 for the three months ended March 31, 2008. The Company recorded a tax expense of $101 during the nine months ended March 31, 2009 on income from continuing operations before taxes of $4,939 as compared to a tax expense of $1,916 on a loss from continuing operations before income taxes of $1,582 for the nine months ended March 31, 2008. The income tax provision for the respective three and nine month periods differed from the federal statutory rate primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets primarily related to deferred financing costs and deferred compensation.

There were no material changes in the Company’s unrecognized tax positions during the nine months ended March 31, 2009. The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

P. Restructuring Provision

In fiscal 2008, the Company announced two restructuring plans, one within the ACS business unit (“ACS Plan”) and one within the Emerging Businesses Unit (“AUSG Plan”).

The ACS Plan, for which expense of $2,258 was recorded in fiscal 2008, was enacted to reduce payroll and overhead costs to realign costs with the Company’s revenue base; particularly in regards to its commercial portfolio. In fiscal 2009, this plan was amended to include an increase in severance expense of $713. This plan included severance costs associated with the elimination of certain executive level positions and to shut down one of the Company’s California sites.

The AUSG Plan, for which expense of $1,507 was recorded in fiscal 2008, was enacted in March 2008 to reduce the financial losses of the AUSG reporting unit, which was a component of the Emerging Businesses Unit (EBU). In fiscal 2009, this plan was amended to include an immaterial increase to severance expense.

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred a series of restructuring charges totaling $3,724 in fiscal 2007 (“the 2007 Plan”). The 2007 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated approximately 110 positions. A gross incremental provision of $540 was recorded during fiscal 2008 due primarily to the elimination of five additional positions and the accrual of various retention bonuses.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2007	$2,365	$—	$—	$2,365

ACS provision	2,795	—	3	2,798
EBU provision	763	43	701	1,507

Total provision	3,558	43	704	4,305
Cash paid	(3,230)	(2)	(704)	(3,936)
Reversals and currency exchange impact	(509)	—	—	(509)

Restructuring liability at June 30, 2008	$2,184	$41	$—	$2,225

ACS provision	713	—	—	713
Cash paid	(2,398)	(34)	—	(2,432)
Reversals and currency exchange impact	(47)	—	—	(47)

Restructuring liability at March 31, 2009	$452	$7	$—	$459

Q. Exclusive License

In April 2008, the Company exclusively licensed certain intellectual property (“IP”) associated with its Avionics and Unmanned Systems Group (“AUSG”) reporting unit (a component of the Emerging Businesses Unit) and sold certain capital equipment, patents and trademarks to a third-party for $3,200 in cash, payable in May 2008. In connection with this IP license agreement, the Company separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $100 of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable fee. Through March 31, 2009, the buyer elected to purchase $480 of AUSG inventory as allowed under the original agreement. The Company expects to have a continuing involvement in this business due, in part, to the support services offered on the software sold and an expectation of future fees earned on development and runtime software licenses.

R. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, restricted cash and auction rate securities. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell these ARS back to UBS at par plus interest, at its sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding and in return would not be charged any interest expense. The ARS had a par value of approximately $50,250 at March 31, 2009.

The Company elected to measure the put option under the fair value option of SFAS No. 159, and recorded expense of $2,809 and income of $5,194 pre-tax in the three and nine months ended March 31, 2009, respectively. Simultaneously, the Company transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized a gain of $2,882 and an other-than-temporary loss of $5,270 pre-tax in the three and nine months ended March 31, 2009, respectively. The recording of the put option and the recognition of the gain and loss on the mark to market of the investment securities resulted in an immaterial impact to the consolidated statement of operations for the three and nine month periods ended March 31, 2009. The put option and the ARS will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

The following table summarizes the fair value measurements as of March 31, 2009, for the Company’s financial instruments, including its ARS:

	Fair Value Measurements
	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market	$175	$175	$—	$—
Treasury	23,238	23,238	—	—
Restricted cash	3,000	3,000	—	—
Auction rate securities	44,981	—	—	44,981
Put option to sell auction rate securities	5,194	—	—	5,194

Total	$76,588	$26,413	$—	$50,175

The fair values of the Company’s cash equivalents and restricted cash are determined through market, observable and corroborated sources.

The following table is a roll forward of the fair value of the Company’s auction rate securities and put option, whose fair values are determined by Level 3 inputs:

Fair Value
Balance at June 30, 2008	$47,231
Recognition of put option	5,194
Unrealized losses included in earnings	(5,270)
Change in temporary valuation adjustment included in comprehensive income	3,020

Balance at March 31, 2009	$50,175

The carrying value of the ARS and related put option reflect changes in the fair value of the underlying securities, which is based on Level 3 unobservable inputs consisting of recommended fair values provided by the Company’s broker combined with internal analysis of interest rate spreads, credit quality and other inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the ARS market.

S. Related Party Transactions

During the nine months ended March 31, 2009, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and will be paid out over the service period. In the three and nine months ended March 31, 2009, the Company made payments of $48 for consulting services under this agreement. Additionally, the Company entered into a 5 year non-compete agreement with Mr. Bertelli. This asset was valued at $500 and is being amortized over the life of the agreement.

For the nine months ended March 31, 2008, the Company did not engage in any significant related party transactions.

T. Subsequent Events

On May 1, 2009, the Company repurchased the remaining aggregate principal amount outstanding of $5,312 (face value) of its 2% Convertible Senior Notes due 2024 (the “Notes”) from the holders of such Notes. The Company repurchased the Notes for aggregate consideration equal to the principal amount of the Notes, or par, plus accrued interest. The Company paid the consideration for the Notes from cash on hand. The Company originally sold $125,000 principal amount of the Notes in April 2004. The Company has no further obligations under the Notes.

At a special meeting of shareholders held on May 8, 2009, the Company’s shareholders approved a proposed stock option exchange program described in the proxy statement for the special meeting dated April 13, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, sale of our VSG operating segment, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including the current adverse economic conditions in the United States and other countries in which we operate, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs and the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, inability to identify opportunities to rationalize our business portfolio in a timely manner or at all, timing and costs associated with disposing of businesses, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as supplemented by Part II Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, sonar, and signals intelligence data. Our systems are also used in state-of-the-art medical diagnostic imaging devices including MRI and digital X-ray, and in semiconductor imaging applications including photomask generation and wafer inspection. We also provide radio frequency (RF) products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense prime contracting market space in fiscal 2008 through the creation of a federal business group to focus on reaching the intelligence agencies and homeland security programs. Further, for the three- and nine-month periods ended March 31, 2008, the consolidated financial statements, excluding the statement of cash flows, were reclassified to reflect the discontinuation and sale of the Biotech business (“Biotech”) and the Embedded Systems and Professional Services (“ES/PS”) businesses, in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

On January 27, 2009, we signed a definitive agreement and closed on the sale of the Visage Imaging (“VI”) operating segment to Australia-based Pro Medicus Limited for gross consideration of $3 million in cash. Of the proceeds, a total of $1.1 million has been held back or placed in escrow for general indemnification purposes and employee termination payments to be incurred by Pro Medicus Limited. The accounting for this sale and the

Visage operating segment’s operating results were included in discontinued operations in the three and nine months ended March 31, 2009 and prior period results have been reclassified to reflect the discontinuation and sale (see Note M to the consolidated financial statements).

In March 2009, we determined that the Visualization Sciences Group (“VSG”) operating segment met the criteria per SFAS 144 for classification as held-for-sale and for disclosure as discontinued operations. As such, the VSG operating segement’s operating results were included in discontinued operations in the three and nine months ended March 31, 2009 and prior period results have been reclassified to reflect the discontinuation (see Note M to the consolidated financial statements).

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.3	44.0	43.4	41.0

Gross margin	57.7	56.0	56.6	59.0
Operating expenses:
Selling, general and administrative	24.9	32.9	27.5	34.9
Research and development	22.0	23.7	23.5	24.6
Amortization of acquired intangible assets	1.0	2.5	1.4	2.7
Restructuring	0.4	2.1	0.5	0.9

Total operating expenses	48.3	61.2	52.9	63.1

Income (loss) from operations	9.4	(5.2)	3.7	(4.1)
Other income (expense), net	0.1	2.3	(0.2)	3.0

Income (loss) from continuing operations before income taxes	9.5	(2.9)	3.5	(1.1)
Income tax expense	(0.2)	(1.5)	(0.1)	(2.2)

Income (loss) from continuing operations	9.3	(4.4)	3.4	(3.3)
Loss from discontinued operations, net of taxes	(1.4)	(6.7)	(14.0)	(7.4)
Gain on sale of discontinued operations, net of taxes	8.2	—	3.3	—

Net income (loss)	16.1%	(11.1)%	(7.3)%	(10.7)%

REVENUES

(in thousands)	Three months ended March 31, 2009	As a % of Total Net Revenue	Three months ended March 31, 2008	As a % of Total Net Revenue	$ Change	% Change
ACS	$48,599	96%	$50,313	99%	$(1,714)	(3.4)%
EBU	1,964	4	361	1	1,603	444

Total revenues	$50,563	100%	$50,674	100%	$(111)	0.2%

Total revenues remained relatively flat at $50.6 million during the three months ended March 31, 2009 as compared to the comparable period in fiscal 2008. International revenues represented approximately 7.9% and 14.1% of total revenues during the three months ended March 31, 2009 and 2008, respectively.

ACS revenues decreased $1.7 million, or 3.4%, during the three months ended March 31, 2009 as compared to the same period in fiscal 2008. The decrease was primarily due to a decrease in commercial sales of $1.9 million primarily driven by declines in sales of commercial communications products. This decrease was partially offset by an increase in defense sales, primarily driven by an increase in sales of radar application products.

EBU revenues increased $1.6 million during the three months ended March 31, 2009 as compared to the same period in fiscal 2008. The increase in EBU revenues was due to increased revenue from Mercury’s wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”). MFS began generating external revenues in the first quarter of fiscal 2009, and in the three months ended March 31, 2009, revenues were $2.0 million. This increase was partially offset by a $0.4 million decrease in revenues resulting from the shutdown of the AUSG reporting unit that began following the April 2008 exclusive license agreement of certain intellectual property (“IP”) associated with AUSG.

(in thousands)	Nine months ended March 31, 2009	As a % of Total Net Revenue	Nine months ended March 31, 2008	As a % of Total Net Revenue	$ Change	% Change
ACS	$137,028	98%	$139,178	99%	$(2,150)	(1.5)%
EBU	3,469	2	1,394	1	2,075	149

Total revenues	$140,497	100%	$140,572	100%	$(75)	(0.1)%

Total revenues remained relatively flat at $140.5 million during the nine months ended March 31, 2009 as compared to the comparable period in fiscal 2008. International revenues represented approximately 6.6% and 9.8% of total revenues during the nine months ended March 31, 2009 and 2008, respectively.

ACS revenue decreased $2.2 million, or 1.5%, to $137.0 million for the nine months ended March 31, 2009 as compared to the same period in fiscal year 2008. The decrease was primarily due to a decrease in commercial sales of $9.9 million driven by declines in commercial communications, electronic design and automation and legacy medical products. This decrease was largely offset by an increase in defense sales of $7.7 million, which was led by increases in sales relating to radar applications.

EBU revenues increased $2.1 million during the nine months ended March 31, 2009 as compared to the same period in fiscal 2008. The increase in EBU revenues was due to increased MFS revenue. MFS began generating external revenues in the first quarter of fiscal 2009, and in the nine months ended March 31, 2009, revenues were $3.3 million. The increase in MFS revenue was partially offset by a $1.2 million decrease in revenues resulting from the shutdown of the AUSG reporting unit that began following the April 2008 exclusive license agreement of IP associated with AUSG.

GROSS PROFIT

Gross profit was 57.7% for the three months ended March 31, 2009, an increase of 170 basis points from the 56.0% gross profit achieved during the same period in fiscal 2008. The increase in gross profit was largely due to a shift in customer mix between commercial and defense customers. This increase was partially offset by an increase in service revenue, which tends to carry a lower gross margin, and a $0.5 million increase in reserves for excess and obsolete inventory, largely due to the decline in commercial revenue.

Gross profit was 56.6% for the nine months ended March 31, 2009, a decrease of 240 basis points from the 59.0% gross profit achieved during the same period in fiscal 2008. The decrease in gross profit was primarily due to a shift from legacy products, which carry higher gross margins, to new products and increases in service revenue, both of which tend to carry lower gross margins. The decrease was also due to an increase in reserves for excess and obsolete inventory of $2.7 million, largely due to the decline in commercial revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $4.1 million, or 24.6%, to $12.6 million during the three months ended March 31, 2009 as compared to $16.7 million during the same period in fiscal 2008. The decrease was primarily due to a $3.3 million decrease in employee compensation expense, including stock based compensation expense, driven by our restructuring and cost saving measures, which include a $0.6 million decrease attributable to the shutdown of our AUSG reporting unit. Additionally, in the three months ended March 31, 2009, there was a $0.3 million decrease in legal expense and a $0.2 million decrease in depreciation expense due to assets becoming fully depreciated.

Selling, general and administrative expenses decreased $10.4 million, or 21.2%, to $38.7 million during the nine months ended March 31, 2009 as compared to $49.1 million during the same period in fiscal 2008. The decrease was primarily due to a $7.7 million decrease in employee compensation expense, including stock based compensation expense, driven by our restructuring and cost saving measures, which included a $1.8 million decrease attributable to the shutdown of our AUSG reporting unit. Additionally, in the nine months ended March 31, 2009, there was a $0.7 million decrease in depreciation expense due to assets becoming fully depreciated, $0.5 million decrease in legal expense and a $0.4 million decrease in travel expense.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $0.9 million, or 7.5%, to $11.1 million during the three months ended March 31, 2009 as compared to $12.0 million during the same period in fiscal 2008. The decrease was primarily due to a $1.2 million decrease in employee compensation expense driven by our restructuring and cost saving measures, which included a $0.5 million decrease attributable to the shutdown of our AUSG business. Additionally, in the three months ended March 31, 2009, there was a $0.2 million decrease in depreciation expense due to assets becoming fully depreciated. This decrease was partially offset by a $1.2 million increase in outside development expenses related to new product development initiatives.

Research and development expenses decreased $1.5 million, or 4.3%, to $33.0 million during the nine months ended March 31, 2009 as compared to $34.5 million during the same period in fiscal 2008. The decrease was primarily due to a $2.9 million decrease in employee compensation expense driven by our restructuring and cost saving measures, which included a $1.5 million decrease attributable to the shutdown of our AUSG business. Additionally, in the nine months ended March 31, 2009, there was a $0.5 million decrease in depreciation expense due to those assets becoming fully depreciated and a $0.2 million decrease in consultant expenses. This decrease was partially offset by a $2.6 million increase in outside development expenses related to new product development initiatives.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased $0.8 million to $0.5 million for the three months ended March 31, 2009 as compared to $1.3 million during the comparable period in fiscal 2008. Amortization of acquired intangible assets decreased $1.9 million to $2.0 million for the nine months ended March 31, 2009 as compared to $3.9 million during the comparable period in fiscal 2008. The decreases in both periods were primarily attributable to assets becoming fully amortized during the three months ended March 31, 2009.

RESTRUCTURING EXPENSE

Restructuring expense decreased $0.9 million to $0.2 million during the three months ended March 31, 2009 as compared to $1.1 million during the comparable period in fiscal 2008. During the three months ended March 31, 2009, the restructuring charges primarily related to the elimination of four positions and additional severance accruals for our ACS Plan, which was enacted in fiscal 2008 to reduce payroll and overhead costs to realign costs with our revenue base. Restructuring charges incurred during the three months ended March 31, 2008 primarily related to the AUSG Restructuring Plan, including $0.6 million for severance costs and other costs associated with the elimination of twelve positions and an accelerated depreciation and amortization charge of $0.4 million.

Restructuring expense decreased $0.5 million to $0.7 million during the nine months ended March 31, 2009 as compared to $1.3 million during the same period in fiscal 2008. During the nine months ended March 31, 2009, the restructuring charges primarily related to the elimination of fifteen positions and severance accruals for our ACS Plan, which was enacted in fiscal 2008 to reduce payroll and overhead costs and to realign expenses with our revenue base. Restructuring charges incurred during the nine months ended March 31, 2008 primarily related to the AUSG Restructuring Plan, including $0.6 million for severance costs and other costs associated with the elimination of twelve positions and an accelerated depreciation and amortization charge of $0.4 million.

INTEREST INCOME

Interest income decreased by $1.3 million to $0.2 million during the three months ended March 31, 2009 as compared to the same period in fiscal 2008. Interest income decreased by $3.8 million to $1.9 million during the nine months ended March 31, 2009 as compared to the same period in fiscal 2008. The decreases during both periods were primarily attributable to decreased rates of return on our marketable securities, as well as a decrease in the amount of cash invested in marketable securities as a result of the February 2009 repurchase of $119.7 million of our Convertible Senior Notes.

INTEREST EXPENSE

Interest expense decreased $0.3 million to $0.5 million in the three months ended March 31, 2009 as compared to the same period in fiscal 2008. Interest expense decreased $0.2 million to $2.3 million during the nine months ended March 31, 2009 as compared to the same period in fiscal 2008. The decrease was primarily due to the decrease in notes payable following the February 2009 repurchase of $119.7 million of our Convertible Senior Notes.

INCOME TAX PROVISION

We recorded a tax provision of $101 during the three months ended March 31, 2009 as compared to a $732 provision during the same period in fiscal 2008. We recorded a tax provision of $101 during the nine months ended March 31, 2009 as compared to a $1.9 million provision during the same period in fiscal 2008. Our effective tax rate for the three and nine months ended March 31, 2009 differed from the U.S. statutory tax rate of 35% primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets primarily related to deferred financing costs and deferred compensation.

DISCONTINUED OPERATIONS

In March 2009, we reported the Visualization Sciences Group (“VSG”) operating segment as discontinued operations, as we currently expect to sell the business by the end of the fourth quarter of fiscal 2009. As of March 31, 2009, we determined that the business met the criteria per SFAS 144 for classification as held-for-sale and for disclosure as discontinued operations.

In January 2009, we completed the sale of our Visage Imagine (“VI”) operating segment to Australia-based Pro Medicus Limited for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back or placed in escrow for general indemnification purposes and employee termination payments to be incurred by Pro Medicus Limited. The sale resulted in a gain of $4.1 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $1.0 million and recognition of a foreign currency translation gain of $3.9 million associated with the VI business, offset by net assets of the business of $0.8 million.

Loss from discontinued operations decreased $2.7 million in the three months ended March 31, 2009 to a loss from discontinued operations of $0.7 million as compared to the same period in fiscal 2008. As a result of the sale to Pro Medicus Limited in January 2009, only one month of the VI operating segment’s operations were included in loss from discontinued operations.

Loss from discontinued operations increased $8.2 million in the nine months ended March 31, 2009 to a loss from discontinued operations of $19.7 million as compared to the same period in fiscal 2008. The increase in loss from discontinued operations was primarily due to a $13.1 million goodwill impairment charge related to VI that was recorded in the second quarter of fiscal 2009 due to the fact that the carrying amount of VI’s goodwill exceeded the implied fair value.

SEGMENT OPERATING RESULTS

Results from operations of the ACS segment improved $2.6 million to income from operations of $5.9 million for the three months ended March 31, 2009 as compared to income from operations of $3.3 million in the three months ended March 31, 2008. The increase in income from operations was primarily driven by a decrease in operating expenses of $2.9 million as compared to the same period in fiscal year 2008. This decrease was primarily due to a decrease in associate headcount as a result of organizational restructuring. These cost savings were partially offset by a decline in revenues and increased charges for excess and obsolete inventory of $0.5 million. ACS results for the three months ended March 31, 2008 have been adjusted to include the absorption of corporate costs that were previously allocated to the VI and VSG operating segments.

Results from operations of the ACS segment improved $2.8 million to income from operations of $10.7 million for the nine months ended March 31, 2009 as compared to income from operations of $7.9 million in the nine months ended March 31, 2008. The increase in income from operations was primarily driven by a decrease in operating expenses of $6.7 million as compared to the same period in fiscal year 2008. This decrease was driven primarily by a decrease in associate headcount as the result of organizational restructuring. These cost savings were partially offset by a decline in revenues and increased charges for excess and obsolete inventory of $2.7 million. ACS results for the nine months ended March 31, 2008 have been adjusted to include the absorption of corporate costs that were previously allocated to the VI and VSG operating segments.

Results from operations of the EBU segment improved $3.3 million during the three months ended March 31, 2009 to operating income of $0.1 million as compared to an operating loss of $3.2 million in the three months ended March 31, 2008. The improvement in results from operations was primarily due to the shutdown of our AUSG reporting unit in the third quarter of fiscal 2008, which resulted in a $2.2 million reduction in operating expenses. The improvement was also due to increased MFS profitability driven by a $2.0 million increase in revenue.

Results from operations of the EBU segment improved $4.8 million during the nine months ended March 31, 2009 to an operating loss of $0.8 million as compared to an operating loss of $5.6 million in the nine months ended March 31, 2008. The improvement in results from operations was primarily due to the shutdown of our AUSG reporting unit in the third quarter of fiscal 2008. During the nine months ended March 31, 2009, AUSG recorded an immaterial amount of operating expenses as compared to $4.4 million in the same period of fiscal 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

As of and for the nine months ended	March 31, 2009	March 31, 2008
Net cash provided by operating activities	$7,856	$11,261
Net cash provided by investing activities	58,757	50,457
Net cash (used in) provided by financing activities	(85,940)	765
Net (decrease) increase in cash and cash equivalents	(18,461)	62,701
Cash and cash equivalents at end of period	40,584	113,994

Cash and Cash Equivalents

Our cash and cash equivalents decreased by $73.4 million from March 31, 2008 to March 31, 2009, primarily as the result of the repurchase of $119.7 million of our Convertible Senior Notes (“Notes”), offset by a $33.3 million borrowing against our auction rate securities and higher net sales of marketable securities.

During the nine months ended March 31, 2009, we generated $7.9 million in cash from operations compared to $11.3 million generated from operations during the same period in fiscal 2008. The $3.4 million decrease in cash generation from operating activities was largely driven by a $9.2 million decrease in deferred revenue and customer advances and a $3.5 million increase in accounts receivable. This decrease was partially offset by improved comparable net income, a $11.3 million improvement in inventory and a $1.4 million improvement in prepaid expenses and other current assets activity. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the nine months ended March 31, 2009, we generated $58.8 million in cash from investing activities compared to $50.5 million generated from investing activities during the same period in fiscal 2008. In the nine months ended March 31, 2009, we invested $138.6 million in marketable securities and received $198.9 million in proceeds from the sales and maturities of such securities in the normal course of business.

During the nine months ended March 31, 2009, we used $85.9 million in cash from financing activities compared to cash generated from financing activities of $0.8 million during the same period in fiscal 2009. The decrease in cash generated from financing activities was primarily due to our February 4, 2009 repurchase of

$119.7 million (face value) aggregate principal amount of our 2% Notes from the holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes, or par, plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us. We originally sold $125 million principal amount of the Convertible Senior Notes in April 2004. The balance of the notes were redeemed by us on May 1, 2009. See “Debt” below for further discussion of the Notes.

The decrease in cash used in financing activities was partially offset by a $33.3 million borrowing under our ARS line of credit. In October 2008, we received a rights offering from UBS (the “offering”) in which we have elected to participate. By electing to participate in the offering, we (1) received the right to sell these ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, we forgo the interest income on the underlying ARS while the borrowings are outstanding and in return are not charged any interest expense. The line of credit included in the offering replaced our previous margin loan facility with UBS. As of March 31, 2009, we had $33.3 million outstanding under this line of credit, collateralized by the $50.3 million par value of auction rate securities.

During the nine months ended March 31, 2009, our prime source of liquidity came from existing cash and marketable securities, the cash generated from operations and the $33.3 million borrowing under our line of credit. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, an alliance purchase agreement, a supply agreement and inventory purchase commitments, as well as interest payments on our long-term debt. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

On April 29, 2004, we completed a private offering of $125 million aggregate principal amount of Convertible Senior Notes (the “Notes”), which mature on May 1, 2024 and bear interest at 2% per year, payable semiannually in arrears in May and November. The Notes are unsecured, rank equally in right of payment to our existing and future unsecured senior debt, and do not subject us to any financial covenants.

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

On February 4, 2009, we repurchased $119.7 million (face value) aggregate principal amount of our Notes due 2024 from the holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes, or par, plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us. We originally sold $125 million principal amount of the Convertible Senior Notes in April 2004.

On May 1, 2009, we repurchased the remaining aggregate principal amount outstanding of $5.3 million (face value) of our 2% Convertible Senior Notes due 2024 (the “Notes”) from the holders of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes, or par, plus accrued interest. We paid the consideration for the Notes from cash on hand. We have no further obligations under the Notes.

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2009:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable and capital lease obligations	$5,429	$5,422	$7	$—	$—
Borrowings under line of credit	33,316	—	33,316	—	—
Interest due on notes payable	54	54	—	—	—
Purchase obligations	13,179	13,179	—	—	—
Supply agreement	1,898	—	—	1,898	—
Operating leases	21,482	3,710	5,869	5,009	6,894
IP Agreement	100	100	—	—	—

	$75,458	$22,465	$39,192	$6,907	$6,894

Notes payable, capital lease obligations and interest due on notes payable consists of various debt agreements and the interest due on such agreements. (See Note N to the Consolidated Financial Statements for further financial information regarding these agreements). Our pension obligation which is not included in the table above, is included in accrued expenses in our consolidated balance sheets.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $13.2 million at March 31, 2009.

In September 2006, we entered into a supply agreement with a third party vendor to purchase certain inventory parts that were “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of March 31, 2009, the remaining minimum commitment related to this agreement was $1.9 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2009, we and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million and will be paid out over the service period. In the three and nine months ended March 31, 2009, we made payments of less than $0.1 million for consulting services under this agreement. Additionally, we entered into a 5 year non-compete agreement with Mr. Bertelli. We valued this asset at $0.5 million and are amortizing it over the life of the agreement.

During the nine months ended March 31, 2008, we did not engage in any significant related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”) we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to our March 31, 2009 financial statements. The adoption of SFAS 157, FSP 157-2 and FSP 157-3 did not have a material impact on our financial position or results of operations. See Note R to the Consolidated Financial Statements for a discussion of our adoption of SFAS No. 157.

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

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. FSP 157-4 will be effective for us for the quarterly period beginning April 1, 2009. We do not expect that the adoption of FSP 157-4 will have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Additionally, FSP 115-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. FSP 115-2 will be effective for us for the quarterly period beginning April 1, 2009. We do not expect the adoption of FSP 115-2 will have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2008 to March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, management has concluded that our disclosure controls and procedures are effective. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended March 31, 2009.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
January 1-31, 2009	1,378	$5.66	—
February 1-28, 2009	14,578	6.62	—
March 1-31, 2009	570	5.42	—

Total	16,526

(1)	Represents shares reacquired in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Credit Line Agreement and addendums between Mercury Computers Systems, Inc. and UBS Bank USA dated December 11, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 11, 2009.

MERCURY COMPUTER SYSTEMS, INC.
By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer