Form 10-K
period 2009-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2009-09-04
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $141.6 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of Common Stock outstanding as of September 1, 2009: 23,504,183 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on October 21, 2009 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Exhibit Index on Page 94

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

OVERVIEW

Mercury was incorporated in Massachusetts in 1981. We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, sonar and signals intelligence data. Our systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. We also provide radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense prime contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”) to focus on reaching the intelligence agencies and homeland security programs.

Fiscal 2009 was a pivotal transition year for Mercury. In fiscal 2008, in response to material operating losses in several of our non-core businesses, as well as declining sales in the commercial side of our Advanced Computing Solutions business, we engaged in a strategic turn-around effort to unlock the value at the core of our company. In fiscal 2009, we executed successfully on each of the goals in our turnaround strategy: refocusing the business and completing the divestiture of our non-core businesses, improving the underlying operations of the business and returning the Company to profitability, and developing a strong and growing position for Mercury in Defense Intelligence, Surveillance, and Reconnaissance (“ISR”). As a result, we exited fiscal 2009 a more focused and profitable enterprise.

As part of this turnaround effort, we successfully divested all of our non-core businesses:

•	In May 2008, we closed on the sale of our former Embedded Systems and Professional Services (“ES/PS”) business for $0.4 million plus future royalties, net of tax.

•	In September 2008, we closed on the sale of our former Biotech Group (“Biotech”) business for a $0.1 million cash payment and $0.3 million of preferred shares in the acquiring entity.

•	In January 2009, we closed on the sale of our former Visage Imaging (“VI”) operating segment for gross consideration of $3.0 million in cash.

•	In June 2009, we closed on the sale of our former Visualization Sciences Group (“VSG”) operating segment for gross consideration of $12.0 million in cash.

The accounting for these sales and their related operating results are included in discontinued operations for fiscal 2009 and prior period results have been reclassified to reflect the discontinuations and sales (see Note N to the consolidated financial statements).

Following the divestiture of those businesses, our operations are organized in the following two business units:

•

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized high performance computing solutions with key market segments, including aerospace and defense, semiconductor, telecommunications and medical diagnostic imaging. This segment also provides software (commercial and defense) and customized design services to meet the specified requirements of military and commercial applications.

•

Emerging Businesses Unit (“EBU”). This business unit has historically been focused on the cultivation of new business opportunities that benefit from our capabilities across markets. Following the sale of the Biotech business and the April 2008 shutdown of the Avionics and Unmanned Systems Group (“AUSG”) reporting unit (see Note R to the consolidated financial statements), EBU now solely consists of MFS. Current areas of focus include services and support work with federal intelligence agencies and homeland security programs including designing and engineering new ISR capabilities to address present and emerging threats to US forces. Beginning in fiscal 2010, we will change the name of EBU to Mercury Federal.

Advanced Computing Solutions

The ACS business unit is focused on specialized high performance embedded computing solutions in defense electronics and commercial markets. In the fiscal years ended June 30, 2009, 2008 and 2007, ACS accounted for 97%, 99% and nearly 100%, respectively, of our total net revenues. ACS’s open system architecture computing solutions span the full range of embedded computing technologies from board level products, including single board computers and digital signal processors, to fully integrated subsystems. Our products utilize leading-edge processor technologies architected to address data-intensive applications that include signal, sensor, and image processing within environmentally constrained military and commercial applications. Customized design and integration services extend our capabilities to tailor solutions to meet the specialized requirements of military and commercial applications.

Defense Electronics markets include radar, electronic warfare, sonar, ISR, and electro-optical. Defense electronics activities are primarily focused on selling our products and services through prime defense contractor customers into United States and international aerospace and defense programs during the proof-of-concept, development and deployment phases of these advanced applications. We work closely with prime defense contractors to deliver solutions that match customer or program specified requirements. Once selected into a program, integration or service efforts will typically precede the first production orders. However, once selected, the production contracts typically continue for the life of the program, which can last many years. Strong, long-term relationships with major customers like Argon ST, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Corporation have resulted in ACS’s position as one of the defense industry’s leading signal processing subsystem suppliers.

Commercial markets include semiconductor equipment, commercial communications, medical diagnostic imaging and homeland security. Commercial activities are primarily focused on selling our products and services to original equipment manufacturers (“OEM”), such as KLA-Tencor Corporation, where we believe we are one of a few suppliers of off-the-shelf computers with solutions capable of meeting demanding processing and input/output (“I/O”) bandwidth requirements. Our business and support model fits well with our customers’ needs for faster time to market. We believe the principal reason for our design wins is our experienced team of systems and applications engineers who work closely with our customers and with our product development engineers to ensure the optimum configuration for our customers. We focus on establishing strong relationships with our customers by maintaining frequent, in-depth communications and working closely with their engineering groups.

Emerging Businesses Unit

In the fiscal years ended June 30, 2009, 2008 and 2007, EBU accounted for 3%, 1% and less than 1%, respectively, of our total net revenues. This business unit has historically been focused on the cultivation of new business opportunities that benefit from our capabilities across markets. Following the sale of the Biotech business and the shutdown of our AUSG reporting unit, EBU now consists of our wholly-owned subsidiary, MFS.

MFS is part of our long-term strategy to expand our software and services presence and pursue growth in complementary markets adjacent to defense electronics. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computational capabilities for ISR systems on an accelerated time cycle. Over the past year the Pentagon has continued its commitment to rapidly field advanced ISR capabilities to support an increasing number of deployed U.S. forces. These ISR assets are equipped with modern sensors that require advanced computing solutions to process, exploit and disseminate the information to users in a timely manner. In fiscal 2009, MFS secured multiple sole source contracts to assist the government in designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces. A great majority of MFS fiscal 2009 engagements are expected to provide out-year follow-on opportunities for systems integration and advanced application development.

CUSTOMERS

To support our global customer base, we maintain a significant presence throughout the United States, with supporting offices in Europe and Japan, staffed with local applications engineers, sales and customer support staff. In fiscal 2009, Lockheed Martin Corporation, Northrop Grumman Corporation, Argon ST, Inc. and Raytheon Corporation accounted for 14%, 13%, 13% and 11% of our total net revenues, respectively. In fiscal 2008, Argon ST, Inc. and Northrop Grumman Corporation each accounted for 13% of our total net revenues. In fiscal 2007, KLA Tencor Corporation, Argon ST, Inc. and Northrop Grumman Corporation accounted for 13%, 11% and 10% of our total net revenues, respectively. Although we have a high concentration of revenue with several customers, we work with many divisions within each of our significant customers, and we work on numerous long-term programs supported by those customers.

International revenues represented approximately 7%, 10%, and 8% of our total net revenues during fiscal years 2009, 2008, and 2007, respectively. International revenue is designated based on the country in which our legal subsidiary generating the revenue is domiciled (see Note H to the consolidated financial statements).

KEY TECHNOLOGY COMPETENCIES

Many of our customers share a common requirement: the need to process high-volume, real-time digital data streams. The computer must have the ability to process incoming data as quickly as it is received, such as from an antenna in a radar application. In addition, the user of the system must have the ability to quickly interpret the data. Data rates can range from a few to several hundred megabytes per second (or several billion bits per second), and the total data to be interpreted might be captured on hundreds or thousands of images. The ability to acquire, digitize, process, and visualize this continuous flow of high-bandwidth data is a fundamental difference between the majority of computing systems in the world (such as personal computers, workstations, and servers) and the integrated systems we typically offer.

Due to the nature of the applications in which many of our computer systems are deployed, they are frequently confined in limited spaces and therefore are designed to generate a minimum amount of heat and operate with low power and low weight in a small footprint. We employ switched and meshed fabric interconnects which allow for high speed interprocessor communication, high data bandwidth and large I/O capacity. We often use multiple industry-standard processors, such as the Cell Broadband Engine™ (“Cell BE”), PowerPC® (“PPC”), x86, as well as co-processors such as digital signal processors, general-purpose graphics processing units (“GPGPUs”), and field programmable gate array (“FPGA”) in the same system. We believe that our approach of combining the best assortment of processors, co-processors, ASICs and switch fabrics with our software tools, libraries and middleware used to optimize customer’s applications, allows for the most efficient use of space and power with an optimal price/performance ratio and minimized time.

We must constantly evolve our technology portfolio to meet our customers’ demands. Generally, our significant revenue streams are based upon past design wins that include both hardware and system software.

Currently, we are focusing our technology investments on highly leveraged design practices, value-added software, networking, systems management and IP deployed within FPGAs. We have developed a set of core technical strengths specifically targeted to, and defined by, the application areas of sensor interfaces and signal processing. These technical strengths are pivotal to our success in our target markets and have resulted in the following developments and capabilities:

Heterogeneous Multi-Computing. We develop systems consisting of different processor types with a single-system software model. Our processor-independent software offers a consistent set of software development tools and software libraries that can drive a heterogeneous mix of microprocessor types. In particular, we have modified our legacy software assets to assist our customers with what had become an industry-wide problem of programming multi-core processors. The advent of multi-core processors like the Cell BE processor, AMD, NVIDIA®, GPUs from Intel® and others has introduced a new layer of complexity in application programming. It is especially difficult to extract optimal performance from these processors without the kinds of software tools and expertise that we have offered for many years.

Performance Density. Our thermal analysis expertise enables us to design products that optimize the dissipation of heat from the system to meet the environmental constraints imposed by many of our customers’ applications. Our modular hardware and software building blocks allow us to design systems that best meet the application’s specific data profiles. Altogether, these attributes combine to deliver the maximum performance in processing, reliability, and bandwidth in the smallest possible space.

Scalable Software. Our middleware has been designed to scale to hundreds of processors used in real-time environments with a high-bandwidth capability. Regardless of the number of processors, our software provides the same programming environment for a software developer working with our computer systems, allowing faster time to market and lower life-cycle maintenance costs for our customers.

Optimized Algorithm Development. We specialize in algorithm development for single- and multi-processor implementations. We believe that using the mathematical algorithms in our Scientific Algorithm Library significantly increases the performance of customers’ applications, reduces development time, and minimizes life-cycle support costs. As we evolve to further embrace domain software, we are combining these algorithm implementation skills with our ever increasing understanding of the application domains in which we participate.

Systems Engineering Expertise. We have established a core competency in providing image and signal processing subsystem solutions to our customers. Partnering with our customers, we combine our understanding of the application with our deep knowledge of the system hardware and software to develop solutions for some of the world’s most demanding real-time, signal-processing applications.

PRODUCTS

Hardware Products

We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing and image processing applications. To maintain competitive advantage, we seek to leverage technology investments across multiple product lines. We are also influential in industry standard organizations associated with our market segments. For example, we started the OpenVPX™ initiative with the goals of providing customers with multi-vendor interoperable hardware built to well defined system standards.

Our hardware products are typically compute-intensive and require very high interprocessor bandwidth and I/O capacity. These systems often must also fit within the limited space and power available in aircraft, ships and other vehicles. They are used in both commercial industrial applications, such as ground radar air traffic control, and in defense, including advanced radar applications such as space-time adaptive processing, synthetic aperture radar, airborne early warning, command control communication and information systems, mission planning and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to hundreds of processors.

In early 2009, we introduced our new open architecture based product line, the Ensemble™ Series of products, derived or designed from the architecture developed for our commercial Advanced TCA product line:

•

Ensemble 2000 and 8000 Series Micro TCA and AdvancedTCA. These product lines include a broad range of products based on the AdvancedTCA form factor with digital signal processors from Texas Instruments, Incorporated, PPC processors from Freescale Inc., and FPGA chips from Xilinx, Inc. These products target the communication, industrial control and medical imaging markets.

•

Ensemble 3000 Series 3U and Ensemble 6000 6U open VPX. The Ensemble 3000 products recently completed development and are now shipping to customers. These products will be followed soon by the 6U version named Ensemble 6000. These products are based on PPC processors from Freescale Inc. and FPGA chips from Xilinx, Inc. These products are targeted at electronic warfare, signal intelligence and radar defense applications and more general signal processing applications such as air traffic control radar and commercial industrial applications in harsh environments.

•

Ensemble 4000 and 5000 Series. The Ensemble 4000 and 5000 Series product lines target the VME and VXS embedded markets with applications ranging from process control to high performance signal processing applications. These product lines cover a broad spectrum of modules, from acquisition, digital signal processing, data processing and control to visualization, using different type of processors or interconnect fabric.

•

Ensemble 7100 Series. The Ensemble 7100 product line is the successor to our PowerStream 7000 system. It is based upon our new open standard architecture to address the most demanding signal processing applications we target in the defense and commercial markets. These applications require a large number of processors and interconnected bandwidth.

Our other product lines include:

•

Echotek®. Echotek™ provides engineering and product solutions for complex missions and applications experienced by our customers within an ever changing mixed-signal environment for electronic warfare, surveillance and commercial arenas. Echotek™ products ensure that the highest level of signal integrity is achieved by offering superior levels of signal to noise ratio and a wide spurious free dynamic range. The Echotek™ products consist of high speed RF tuners, low noise synthesizer, digital converters and powerful FPGA engines and are often available as an integrated offering in the Ensemble series of products.

•

PowerStream® and RACE++ Series Product Line. PowerStream and RACE++ Series systems continue to be a significant source of revenue. We continue to provide technology upgrades to some of the more popular RACE++ products and as a result, these products continue to get new design wins. We are finding that design wins in markets that previously utilized RACE++ Series VME form factors have begun to transition to newer technologies. For example, RapidIO switch fabric interconnect has started to displace RACE++ Series. The VXS and VPX REDI form factors have begun to replace traditional VME technology. However given the long life cycles in defense markets, we anticipate continued sales of RACE++ Series VME products for the near future.

•

Single Board Computer products. We offer a wide variety of single board computer products and processor module products based on the PowerPC from Freescale or x86 processors from Intel Corporation. These products are used primarily as host processors in commercial and defense applications.

Software Products

We actively design, market, and sell complete software environments to enable accelerated development and execution of complex signal and image processing applications on a broad range of heterogeneous, multi-

computing platforms. Our software suite includes development tools, board support packages, extended operating system services, heterogeneous processor support, middleware, processing libraries, system management and net-centric enabling services. In some cases, these software products are bundled together with broader solutions including hardware and/or services, while in other cases they are licensed separately.

Our multi-computer software packages are marketed and licensed under the MultiCore Plus® registered trademark. These software products are a key differentiator for our hardware business and represent only a modest amount of stand-alone revenue. We generally charge a user-based development license and bundle software run-time licenses with our hardware. We offer the following software products:

•

MultiCore Plus® Standard Edition. Our Standard Edition package includes the software necessary to develop a multi-processor application. The package includes an Integrated Development Environment based on the open Eclipse framework, target deployment services, diagnostic Software Development Kit, and Extended Operating Systems based on either Linux or Wind River® VxWorks® that includes a board support package, drivers, and low level switch fabric support services. MultiCore Plus® Standard Edition is sold as an integrated software package.

•

MultiCore Plus® Pro Edition. Pro Edition offers substantial additional capabilities to the Standard Edition software. The Integrated Development Environment includes enhanced productivity tools such as the Trace Analysis Tool and Library (“TATL™”) that enables fine-tuning system-level performance, a multi-computer oriented debugger and supervisor that provides excellent monitoring of complex multi-computer hardware and software resources. Pro Edition also includes the Inter-processor Communication System that provides device-independent, high-speed, low-latency data transfer service between processors in our multi-computer systems. Pro Edition also includes added system management through our Hardware Platform Interface that provides an abstracted interface for managing computer hardware and includes access to and control over sensor, control, watchdog and inventory data associated with resources, abstracted system event log interfaces and hardware events and alarms. MultiCore Plus Pro Edition is sold as an integrated software package.

•

MultiCore Plus® Ultimate Edition. Ultimate Edition includes all features found in the Pro Edition and additional capabilities to support net-centric multi-computer systems. net-centric systems typically require high-bandwidth connectivity between sensor processing fabric and ISR networks, transparent data movement among different network types, and conversion of 10 Gigabit Ethernet to and from serial RapidIO® . Ultimate Edition includes network gateway and redundancy support. It supports both gateway and bridging modes, bridging and forwarding of all Ethernet frames, broadcast and multicast as well as redundant/failover gateway support. MultiCore Plus® Ultimate Edition is also sold as an integrated software package.

•

MultiCore MathPack. MathPack is our signal and image processing software package that includes our Scientific Algorithm Library and a Vector Signal Image Processing Library implementation. These libraries are highly optimized for various supported processor architectures and we have recently added multi-core support that allows our customers to seamlessly take advantage of the most recent multi-core processors while providing maximum portability. Source-code compatibility with existing applications helps decrease time-to-market by minimizing the changes to existing applications as embedded systems adopt new multi-core processors. MultiCore MathPack is sold as a standalone product or integrated in our Pro Edition software.

•

Open FPGA Developer Kit (OpenFDK) and Software Verification Environment. In order to support heterogeneous multi-computer systems that comprise general-purpose and FPGA processors, we offer tools and infrastructure that eases application development and improves time to market. OpenFDK offers an optimized infrastructure in the form of intellectual property that abstracts the lower-level hardware details and system utilities for FPGA integration and control. OpenFDK elements provide a consistent set of intellectual property and design resources across platforms. We also offer a productivity enhancement tool known as Simulation and Verification Environment that allows complete end-to-end simulation and design verification for our FPGA-based systems. It is designed to enable application developers to quickly model and verify application logic, dramatically reducing time to market. Simulation and Verification Environment is sold as a separate development tool or bundled with FPGA-based hardware platforms.

RESEARCH AND PRODUCT DEVELOPMENT

Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time signal processing industry.

Expenditures for research and development amounted to $42.4 million in fiscal 2009, $45.2 million in fiscal 2008 and $51.6 million in fiscal 2007. As of June 30, 2009, we had 191 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.

CUSTOMER SUPPORT, TRAINING, AND INTEGRATION

Advanced Computing Solutions

Customer services are provided via a range of support offerings, including maintenance and support services, technical program management, integration and design services, and training. We have invested in a range of tools, analyzers, simulators, instruments and workstations to provide a rapid response to both development and customer support requirements. In addition, we have developed many custom interfaces, reviewed customers’ designs, developed special hardware and software components and provided program management on behalf of ACS customers. These capabilities enable us to respond to the demanding individuality of many programs and have resulted in our being selected for development, high-volume production and support of deployed programs.

Emerging Businesses Unit

Within the EBU operating segment, customer services are provided by MFS via a range of support offerings, including technical support services, systems integration and design services. MFS personnel are engaged in a range of support functions, including technical architectures, systems integration and software development.

MANUFACTURING

Advanced Computing Solutions

The majority of our sales are produced in International Organization for Standardization (“ISO”) 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules) and complex chassis systems. Our manufacturing operations consist primarily of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). We subcontract the assembly and testing of most modules to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on one contract manufacturer. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation.

Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory, FPGAs, microprocessors and other third-party chassis peripherals (single board computers, power supplies, blowers, etc.), are currently available only from a single source or from limited sources. With the exception of certain components that have gone “end of life,” we have minimal supply commitments from our vendors and generally purchase components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect our revenues and financial results and could impact customer satisfaction.

Emerging Businesses Unit

As of June 30, 2009, the EBU, consisting only of MFS, did not manufacture hardware. All hardware (e.g. computers and computer peripherals) is generally procured from our other subsidiaries or third-party suppliers.

COMPETITION

Advanced Computing Solutions

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative technologies and design approaches.

The principal competitive factors in our market are product performance and reputation, price, integration and support services and effective marketing and sales efforts. Our competitive strengths include innovative engineering, our broad product portfolio and our ability to respond to varied customer requirements. There are a limited number of competitors across the market segments and application types in which we compete. Some of these competitors are larger and thus have greater resources than we do.

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

Emerging Businesses Unit

The markets for our products and services are highly competitive and primarily focus on providing services to the federal contracting markets. MFS is focused on developing advanced solutions for emerging ISR system processing challenges in the federal space. Our targets are existing programs that are confronting modernization challenges and planned programs yet to be fielded. Our goal is to produce open, commercial item-based processing solutions that are platform agnostic.

Due to the competitive environment in which MFS operates, price and past performance are becoming as important as technical quality in most awards. Our primary competitors for our federal services are other small to large service-based companies that have long-standing customer relationships and program insights. We also face additional competition from platform and sensor developers that will continue to offer the government custom solutions packaged to support individual platform designs and point solution concepts. These companies, large and small, will want to maintain configuration control of compute processing architectures across their platforms in order to control systems upgrade and out-year modernization efforts. To win business, we will continue to offer program managers an alternative path to achieving interoperability and advanced processing dominant solutions.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We currently hold 36 patents of varying duration issued in the United States. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

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

BACKLOG

As of June 30, 2009, we had a backlog of orders aggregating approximately $98.2 million, of which $69.7 million is expected to be delivered within the next twelve months. As of June 30, 2008, backlog was approximately $77.6 million. The backlog for prior periods has been adjusted to reflect discontinued operations. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders as long as that order is scheduled to ship or invoice in whole or in part within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

EMPLOYEES

At June 30, 2009, we employed a total of 517 people, including 191 in research and development, 90 in sales and marketing, 131 in manufacturing and customer support and 105 in general and administrative functions. We have eight employees located in Europe, six located in Japan, and 503 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.

WEBSITE

We maintain a website at www.mc.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our code of business conduct and ethics is also available on our website. Information contained on our website does not constitute part of this report. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

OTHER INFORMATION

Echotek, Powerstream, RACE++ and MultiCore Plus are registered trademarks, and Ensemble, TATL and Converged Senser Network are trademarks of Mercury Computer Systems, Inc. Cell Broadband Engine is a trademark of Sony Computer Entertainment, Inc. IBM and PowerPC are registered trademarks of International Business Machine Corporation. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.

Sales of our embedded computer systems and related services, primarily as an indirect subcontractor or team member with prime defense contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 77%, 69% and 55% of our total net revenues in fiscal 2009, 2008, and 2007, respectively. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. In addition, delays in funding of a program, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

Current economic conditions, including the credit crisis affecting the financial markets and the global economic recession, could adversely affect our business, results of operations and financial condition.

The world’s financial markets are currently experiencing turmoil, characterized by reductions in available credit, increased costs of credit, volatility in security prices, rating downgrades of investments, and reduced valuations of securities. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across many industries and markets. These trends could have a material adverse impact on our business, especially in the commercial markets in which we operate. These trends could also impact our financial condition and our ability to achieve targeted results of operations due to:

•	reduced and delayed demand for our products;

•	increased risk of order cancellations or delays;

•	downward pressure on the prices of our products;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our line of credit when needed.

Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. Government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political events and macroeconomic conditions. Current recessionary economic conditions in the United States and increased federal budget deficits could result in reduced Congressional appropriations for the defense programs that use our defense electronics products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. Government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks. For example:

•

Changes in government administration and national and international priorities, including developments in the geo-political environment such as the “War on Terrorism,” “Operation Enduring Freedom,” “Operation Iraqi Freedom,” and the threat of nuclear proliferation in North Korea and Iran, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

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

•

Our customers include U.S. Government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. In addition, when our business units, such as MFS, contract with the U.S. Government, they must comply with these laws and regulations, including the organizational conflict-of-interest regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. Government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between our business units and the U.S. Government.

•

We sell products to U.S. and international defense contractors and also directly to the U.S. Government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations regarding the qualifications necessary to be a commercial supplier, there could be a material adverse effect on our business and operating results.

•

We are subject to various U.S. federal export-control statutes and regulations which affect our business with, among others, international defense customers. In certain cases the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained in these licenses, may put us at a competitive disadvantage with respect to competing with international suppliers who are not subject to U.S. federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business and operating results.

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2009, Lockheed Martin Corporation accounted for 14% of our total net revenues, Northrop Grumman Corporation accounted for 13% of our total net revenues, Argon ST, Inc accounted for 13% of our total net revenues and Raytheon Company accounted for 11% of our total net revenues. In fiscal 2008, Argon ST, Inc. and Northrop Grumman Corporation each accounted for 13% of our total net revenues. In fiscal 2007, KLA Tencor Corporation accounted for 13% of our total net revenues, Argon ST, Inc. accounted for 11% of our total net revenues and Northrop Grumman Corporation accounted for 10% of our total net revenues. Customers in the ACS defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities.

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within our target markets. Workstation manufacturers and other low-end single-board computer, or new competitors, may attempt to penetrate the high-performance market for defense electronics systems, which could have a material adverse effect on our business. In addition, our customers provide products to markets that are subject to technological cycles. Any change in the demand for our products due to technological cycles in our customers’ end markets could result in a decrease in our revenues.

Competition from existing or new companies in the ACS business could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

ACS competes in highly competitive industries, and our ACS OEM customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, ACS’s markets are facing increasing industry consolidation, resulting in larger competitors who have more market share to put more downward pressure on prices and offer a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality, and services. Our product performance, embedded systems engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our ACS OEM customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

Our sales in the defense market could be adversely affected by the emergence of commodity-type products as acceptable substitutes for certain of our products and by uncertainty created by emerging changes in standards that may cause customers to delay purchases or seek alternative solutions.

Our computing products for the defense market are designed for operating under physical constraints such as limited space, weight, and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration, and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. Factors that may increase the acceptability of commodity-type products in some defense platforms that we serve include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of computing products in a more highly environmentally isolated setting. In addition, recent proposed changes in the VME computer infrastructure standard, to which a majority of our defense products adhere, may cause program managers with the U.S. Government and prime contractors to delay decisions on new program implementations in order to determine which emerging standards and configurations will be the dominant design in the market, and may result in program managers selecting new standards or configurations in which we have not chosen to invest. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.

If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity and/or personnel need, our business could be seriously harmed.

The timing, length and severity of the up-and-down cycles in the semiconductor, telecommunications and other commercial industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly low. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. Furthermore, in the current credit environment, it may be more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. If our customers experience persistent difficulties in raising capital for equipment financing, we could experience a decrease in orders for our products. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, such as in the current environment, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

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

We have grown in the past partly through the acquisition of other businesses, including two acquisitions completed in fiscal 2007 and two acquisitions completed in fiscal 2006. In late fiscal 2008 and 2009, we strengthened the focus of our business on defense electronics through the divestiture of several non-defense-related business units. As part of our strategy for growth, we may continue to explore acquisitions, divestitures, or strategic alliances, which may not be completed or may not be ultimately beneficial to us.

Acquisitions or divestitures may pose risks to our operations, including:

•	problems and increased costs in connection with the integration or divestiture of the personnel, operations, technologies, or products of the acquired or divested businesses;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	inability to make planned divestitures of businesses on favorable terms in a timely manner or at all;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which we have no, or limited, prior experience; and

•	potential loss of key employees.

In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing shareholders’ ownership percentages;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•

incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or for other purposes.

The failure to successfully integrate any acquisitions or to make planned divestitures in an efficient or timely manner may negatively impact our financial condition and operating results.

We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers.

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic Corporation, Xilinx, Inc., and Toshiba, Inc. for custom-designed ASICs and FPGAs, Freescale Semiconductor, Inc. and IBM Corporation for PowerPC microprocessors, IBM Corporation for a specific SRAM, Arrow Electronics, Inc., Hybricon Corporation and Motorola, Inc. for chassis and chassis components and Benchmark Electronics, Inc. for board integration. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors.

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

In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While there has been no significant impact on our contract manufacturers to date, future acquisitions could potentially have an adverse effect on our working relationships with contract manufacturers. Moreover, we currently rely primarily on one contract manufacturer. The failure of this contract manufacturer to fill our orders on a timely basis or in accordance with our customers’ specifications could result in a loss of revenues and damage to our reputation. We may not be able to replace this contract manufacturer in a timely manner or without significantly increasing our costs if such contract manufacturer were to experience financial difficulties or other problems that prevented it from fulfilling our order requirements.

We are exposed to risks associated with international operations and markets.

We market and sell products in international markets, and have established offices and subsidiaries in Europe and Japan. Revenues from international operations accounted for 7% of our total net revenues in fiscal 2009, 10% of our total net revenues in fiscal 2008, and 8% of our total net revenues in fiscal 2007. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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

Currency exchange rate fluctuations could have an adverse effect on our net revenues and results of operations. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We do not currently hedge our foreign currency exchange rate exposure.

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

Customers in our commercial markets, including the semiconductor market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycles. We may not be selected to participate in the future design of any medical or semiconductor equipment, or if selected, we may not generate any revenues for such design work.

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

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around our proprietary rights. In addition, we may incur substantial costs in attempting to protect our proprietary rights.

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

Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	delays in completion of internal product development projects;

•	delays in shipping computer systems and software programs;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to our served markets;

•	production delays due to quality problems with outsourced components;

•	shortages and costs of components;

•	the timing of product line transitions;

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology; and

•	potential impairment or restructuring charges.

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

Further, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and changes in estimates in subsequent periods could cause our results of operations to fluctuate.

The trading price of our common stock may continue to be volatile, which may adversely affect our business, and investors in our common stock may experience substantial losses.

Our stock price, like that of other technology companies, has been volatile. The stock market in general and technology companies in particular may continue to experience volatility. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. In addition, the credit crisis affecting the financial markets and the global economic recession, as well as the continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to threats may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes issue securities class action litigation against the company that issued the stock. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

Our investment portfolio could experience a decline in market value or liquidity which could adversely affect our financial condition.

We held $45.0 million in short-term investments as of June 30, 2009. We invest mainly in treasury bills and student loan auction-rate securities (“ARS”). A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause our investments to decline in value or impact the liquidity of our portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

An example of a decline in liquidity impacting our portfolio, occurred in mid-February 2008. Auctions held for $50.3 million par value of ARS debt securities in our portfolio failed. As a result, we were not able to access these funds, and therefore the ARS investments were determined to lack short-term liquidity and were classified as non-current on our consolidated balance sheet. In October 2008, we received a rights offering from UBS in which we elected to participate. By electing to participate in the offering, we (1) received the right to sell these ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no net cost. As the settlement date with UBS is within one year from the June 30, 2009 balance sheet date, we have reclassified the fair value of the ARS from non-current marketable securities to current. While the UBS rights offering increased the likelihood of liquidation for our ARS debt securities, future developments with UBS could limit our ability to access these funds.

Changes in regulations could materially adversely affect us.

Our business, results of operations, or financial condition could be materially adversely affected if laws, regulations, or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. Under applicable federal securities laws, including the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Should we or our independent registered public accounting firm determine that we have material weaknesses in our internal controls, our results of operations or financial condition may be materially adversely affected or our stock price may decline.

Changes in generally accepted accounting principles may adversely affect us.

From time to time, the Financial Accounting Standards Board ("FASB") promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) Business Combinations. The standard, which is effective for us on July 1, 2009, will result in significant changes in accounting for acquisitions. Depending upon the number and magnitude of acquisitions that we may consummate in the future, the standard could have a material adverse effect on our results of operations or financial condition.

We rely on the significant experience and specialized expertise of our senior management and engineering staff and must retain and attract qualified engineers and other highly skilled personnel in order to grow our business successfully.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly. Further, stock price volatility could impact our ability to retain key personnel.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our significant properties:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Chelmsford, MA	All (Corporate HQ)	185,327	Leased, expiring 2017 2 buildings
Huntsville, AL	ACS Business Unit	17,687	Leased, expiring 2011
Reston, VA	ACS Business Unit	12,811	Leased, expiring 2012
Bramley, United Kingdom	ACS Business Unit	3,970	Leased, expiring 2009
Crystal City, VA	Emerging Business Unit	3,931	Leased, expiring 2013
Campbell, CA	ACS Business Unit	2,437	Leased, expiring 2012
Tokyo, Japan	ACS Business Unit	762	Leased, expiring 2010

In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note J to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note J to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders held on May 8, 2009, our shareholders approved a proposed stock option exchange program described in our Definitive Proxy Statement dated April 13, 2009, filed with the Securities and Exchange Commission on April 13, 2009, under the caption “Proposal to Approve a Stock Option Exchange Program.” The voting results were 15,114,070 shares for, 2,948,508 shares against and 4,972 shares abstaining.

ITEM 4.1.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are appointed to office by the Board of Directors at the first board meeting following the Annual Meeting of Shareholders (or special meeting in lieu thereof) or at other board meetings as appropriate, and hold office until the first board meeting following the next Annual Meeting of Shareholders (or special meeting in lieu thereof) and until a successor is chosen, subject to prior death, resignation or removal. Information regarding our executive officers as of the date of filing of this Annual Report on Form 10-K is presented below.

Mark Aslett, age 41, joined Mercury in 2007 and has served as the President and CEO since that date. Prior to joining Mercury, he was COO and CEO of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including executive vice president of marketing, vice president of portfolio management, and president of Marconi Communications—North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.

Robert E. Hult, age 62, joined Mercury in 2004, and has served as Senior Vice President, Chief Financial Officer and Treasurer since that date. From 2005 to 2006, he also assumed additional responsibilities for our manufacturing operations/supply chain and customer service and support. Prior to joining Mercury, he was Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications Corporation from 1998 to 2003. Prior to that, he was employed by Digital Equipment Corporation for more than 25 years in positions of increasing responsibility within the company’s corporate and regional finance groups.

Karl D. Noone, age 40, joined Mercury in 2008, and has served as the Vice President, Chief Accounting Officer and Controller since that date. Prior to joining Mercury, he was Senior Vice President, Corporate Controller at Digitas Inc., a digital marketing and media company, where he was responsible for accounting, financial reporting, financial planning and analysis, income taxes, risk management, and treasury. Prior to Digitas, he was Vice President of Finance at CMGI, Inc., an investor in and operator of several Internet-based businesses. He also held executive positions at Authorize.Net, Inc., a transaction processing company and CentrePath, Inc., a data center networking company. He has also worked at Ernst & Young LLP.

Craig A. Saline, age 62, joined Mercury in 2004, and has served as Senior Vice President Human Resources since 2005. Prior to that, he was Vice President, Organization Development and Human Resources from 2004 to 2005. Prior to joining Mercury, he was interim Vice President, Human Resources of Tufts New England Medical Center in 2002. Prior to that, he was Senior Vice President, Human Resources of World Kitchen, Inc., a manufacturer of kitchen supplies, from 2000 to 2002. Prior to that, he was Senior Vice President, Human Resources, North American region for Reckitt Benckiser, Inc., a supplier of household cleaning products, from 1997 to 2000. Prior to that, he held the senior human resources leadership positions at Teledyne, Inc. from 1996 to 1997 and at Marshalls, Inc. from 1992 to 1996. Prior to that, he held various senior human resources positions at General Electric Company.

Didier M.C. Thibaud, age 48, joined Mercury in 1995, and has served as Senior Vice President and General Manager, Advanced Computing Solutions since July 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

Alex A. Van Adzin, age 57, joined Mercury in 2008, and has served as the Vice President, General Counsel, and Corporation Secretary since that date. Prior to joining Mercury, Mr. Van Adzin was Vice President, General Counsel, Corporation Secretary, and Chief Representative of the China Representative Office at Analogic Corporation, a medical and security technology company, where he directed the company’s legal activities, managed its legal department, and played a key role in actively handling a wide variety of legal, transactional, contracting, compliance, and regulatory matters. Previously, he was Senior Vice President, General Counsel, and Corporation Secretary at ManagedComp, Inc., a managed-care company, and Vice President and Corporate Counsel at Abex Corporation, an aerospace and automotive equipment company. He has also worked at the Liberty Mutual Group and at the Boston law firms of Sullivan & Worcester and Gadsby & Hannah.

As part of the reorganization of our business operations, we eliminated the position of Vice President, Controller. Karl D. Noone, our Vice President, Controller, will continue in that position until the close of business on September 4, 2009. Mr. Noone was also designated as our principal accounting officer. Robert E. Hult, our Senior Vice President, Chief Financial Officer, and Treasurer, will add the position of principal accounting officer to his responsibilities effective September 5, 2009.

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

	High	Low
2009 Fourth quarter	$10.07	$5.78
Third quarter	7.13	4.44
Second quarter	8.99	2.55
First quarter	9.94	7.16

2008 Fourth quarter	$9.45	$5.78
Third quarter	15.78	4.57
Second quarter	16.43	10.40
First quarter	13.57	10.27

As of September 1, 2009, we had approximately 5,800 shareholders including record and nominee holders.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

Share Repurchase Plans

The following table includes information with respect to repurchases we made of our common stock during the fiscal year ended June 30, 2009:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(2)
July 1, 2008 – September 30, 2008	26,788	$9.00	—
October 1, 2008 – December 31, 2008	14,947	5.07	—
January 1, 2009 – March 31, 2009	16,526	6.50	—
April 1, 2009 – April 30, 2009	417	7.29	—
May 1, 2009 – May 31, 2009	12,629	8.14	—
June 1, 2009 – June 30, 2009	18,181	9.66	—

Total	89,488		—

(1)	Represents shares we reacquired in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
(2)	During fiscal 2009, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net revenues	$188,939	$190,208	$200,596	$215,375	$239,692
Income (loss) from operations	7,747	(5,391)	(26,058)	(7,337)	42,174
Income (loss) from continuing operations	7,909	(4,437)	(28,899)	(4,036)	29,928
Net earnings (loss) per share from continuing operations:
Basic	$0.36	$(0.21)	$(1.36)	$(0.19)	$1.42
Diluted	$0.35	$(0.21)	$(1.36)	$(0.19)	$1.15

	As of June 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Working capital	$80,716	$6,085	$140,680	$143,413	$199,103
Total assets	219,372	338,550	360,265	386,446	378,398
Long-term obligations	8,946	12,280	138,537	136,721	136,433
Total shareholders’ equity	145,037	146,512	168,657	191,989	197,826

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs and the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, inability to identify opportunities to rationalize our business portfolio in a timely manner or at all, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, sonar and signals intelligence data. Our systems are also used in semiconductor applications such as wafer inspection and fabrication. We also provide radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense prime contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, MFS, to focus on reaching the intelligence agencies and homeland security programs.

Fiscal 2009 was a pivotal transition year for Mercury. We executed successfully on each of the goals in our turnaround strategy: refocusing the business and completing the divestiture of our non-core businesses, improving the underlying operations of the business and returning Mercury to profitability, and developing a strong and growing position for Mercury in the Defense ISR space. As a result, we exited fiscal 2009 a more focused and profitable enterprise. Although total revenue decreased by $1.3 million to $188.9 million in fiscal 2009, defense revenues increased by $14.5 million to $144.8 million. This increase was offset by a $15.8 million decrease in commercial revenues largely driven by macroeconomic conditions. In fiscal 2009, we had operating income of $7.7 million as compared to an operating loss of $5.4 million in fiscal 2008, and we had income from continuing operations of $7.9 million as compared to a loss from continuing operations of $4.4 million in fiscal 2008. With a continued focus on cash, during fiscal 2009 we generated cash from operating activities of $11.2 million.

In June 2009, we closed on the sale of our former VSG operating segment for gross consideration of $12.0 million in cash.

In January 2009, we signed a definitive agreement and closed on the sale of our former VI operating segment for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back for general indemnification purposes and employee termination payments to be incurred by the buyer.

In September 2008, we closed on the sale of our former Biotech business for a $0.1 million cash payment, and $0.3 million of preferred shares in the acquiring entity.

In May 2008, we closed on the sale of our former ES/PS business for $0.4 million plus future royalties, net of tax.

The accounting for these sales and the VSG, VI operating segments’ operating results are included in discontinued operations for fiscal 2009 and prior period results have been reclassified to reflect the discontinuation and sale (see Note N to the consolidated financial statements).

Following the divestiture of those businesses, we have reorganized our operations into the following two business units:

Advanced Computing Solutions Business Unit. This business unit is focused on specialized high performance embedded computing solutions in defense electronics and commercial markets. In fiscal 2009, we saw an increase in defense electronics sales driven primarily by greater penetration in airborne wide-body and unmanned aerial vehicle surveillance radar sales. For fiscal 2010, we anticipate increased demand within the ISR space of the defense industry. In fiscal 2009, we witnessed a decline in sales in all commercial markets. Significant declines in semiconductor and telecommunications were largely a result of decreased demand in the commercial markets that we serve. For fiscal 2010, our strategic goal for the commercial markets is to work with existing accounts and to selectively pursue new opportunities where we can leverage existing products on our planned product roadmap. In defense, our strategy is centered on continuing to grow sales within the radar, electronic warfare and electro optical/infrared markets. In addition, we will pursue design wins for areas within other ISR markets as well as adjacent market growth opportunities around our defense core in areas such as MFS.

Emerging Business Unit. This business unit has historically been focused on the cultivation of new business opportunities that benefit from our capabilities across markets. Following the sale of the Biotech business and the shutdown of the AUSG reporting unit, EBU now solely consists of MFS. Over the past year the Pentagon continued its commitment to rapidly field advanced ISR capabilities to support an increasing number of deployed U.S. forces. These ISR assets are equipped with modern sensors that require advanced computing solutions to process, exploit and disseminate the information to users in a timely manner. In fiscal 2009, MFS secured multiple sole source contracts to assist the government in designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces. The majority of the fiscal 2009 engagements are expected to provide out-year follow-on opportunities for systems integration and advanced application development.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial item, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our product. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns of one customer do not necessarily correlate with the order patterns of another customer and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

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

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, contingencies, litigation, and the valuation of inventory, long-lived assets, goodwill, share-based compensation and income tax assets. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Changes in our estimates from period to period, such as changes in assumptions underlying our estimates, may have a material impact on our financial condition or results of operations. Similarly, using the ends of the range of reasonably possible amounts that we determined in formulating our estimate, rather than the reported estimate, may have a material impact on our financial condition or results of operations. However, during the past three fiscal years, such changes in our estimates, including those related to accounts receivable and inventory valuation and to warranty cost accruals, have not had a material impact on our overall financial performance or on any individual line item in our consolidated financial statements, with the exception of the change in estimate related to the valuation allowances on our deferred tax assets and our goodwill impairment analysis. Our valuation allowances on our deferred tax assets had a $6 million benefit to our tax provision during fiscal 2009 and a $6 million increase to our tax provision during fiscal 2008 (See note P to the consolidated financial statements), while our assumptions related to goodwill valuation analysis did not result in an impairment in fiscal 2009, but did result in an impairment of $0.6 million in fiscal 2008 (See note I to the consolidated financial statements).

Effective July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. Such adoption did not have a material impact on our financial position or results of operations. See Note U to the consolidated financial statements for disclosures regarding the fair value of our financial instruments.

Effective July 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates (the “fair value option”) and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We chose not to elect the fair value option for our financial assets and liabilities existing on July 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during fiscal year 2009, except for a put option related to our auction rate securities that was recorded in conjunction with a settlement agreement with UBS (see Note U to the consolidated financial statements).

Effective October 2008, we adopted the provisions of the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), which clarifies how an entity would determine fair value in an inactive market. The application of the provisions of FSP 157-3 did not materially impact our financial position or results of operations

Effective April 2009, we adopted the provisions of the FASB issued FSP SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. FSP 157-4 applies to all fair value measurements when appropriate. The adoption of FSP 157-4 did not have a material impact on our financial position or results of operations.

Effective April 2009, we adopted the provisions of the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Additionally, FSP 115-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. The adoption of FSP 115-2 did not have a material impact on our financial position or results of operations

Effective April 2009, we adopted the provisions of the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). This FSP requires companies to disclose in interim financial statements the fair value of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments, including disclosure of the methods or methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis and any changes in methods and significant assumptions made during the period. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. The adoption of FSP 107-1 and APB 28-1 did not have an impact on our consolidated results of operations or consolidated financial position.

Effective June 2009, we adopted the provisions of the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. In accordance with SFAS 165, we have evaluated subsequent events through September 4, 2009, the date of issuance of consolidated financial statements. During the period from July 1, 2009 to September 4, 2009, we did not have any material recognizable subsequent events.

Revenue Recognition

Revenue from system sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated.

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

For multiple-element arrangements, in accordance with Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially within our control. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement. For multiple-element arrangements for which we do not have fair value for the undelivered elements, we either defer all revenue until the order ships complete, or in the event that it is a maintenance arrangement, we generally amortize the full arrangement over the maintenance period once maintenance is the only undelivered element.

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

We also engage in long-term contracts for development, production and services activities which we account for consistent with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

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

With very limited exceptions, we do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment. If products sold do have a right of return, we defer revenue until the return period ends unless there is sufficient history to establish a reasonable returns reserve.

Revenue from product royalties are recognized upon invoice unless another reasonable and reliable method of recognition is more appropriate. Additionally, all revenues are reported net of government assessed taxes (e.g. sales taxes or value-added taxes).

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

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. We determine our reporting units in accordance with SFAS 142, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, we have determined that our reporting units are the same as our operating segments, which consist of the ACS and the EBU operating segments. As of June 30, 2009, the ACS operating segment was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only. We test goodwill for impairment by evaluating the fair value of the reporting unit as compared to the book value. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. See Note I to the consolidated financial statements for additional information on our annual impairment analysis.

Long-Lived Assets

Long-lived assets primarily include property and equipment and acquired intangible assets. We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Product Warranty Accrual

Our product sales generally include a 12 month hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The determination of fair value of stock-based payment awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, the rate of forfeiture of the awards and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. We have elected under SFAS No. 123R, Share-Based Payment, to recognize the fair value of awards with pro-rata vesting on a straight-line basis.

BUSINESS DEVELOPMENTS:

FISCAL 2009

In September 2008, we completed an asset sale of the Biotech business for a $0.1 million cash payment, which was received in the second quarter of fiscal 2009, and $0.3 million of preferred shares in the acquiring entity. The Biotech business was previously reported in the results of the EBU operating segment. The accounting for this sale and Biotech’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation and sale (see Note N to the consolidated financial statements).

In January 2009, we completed the sale of our VI operating segment for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back for general indemnification purposes and employee termination payments to be incurred by the buyer. The sale resulted in a gain of $4.2 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $1.0 million, net of transaction costs, and recognition of a foreign currency translation gain of $3.9 million associated with the VI business, offset by net assets of the business of $0.8 million. The accounting for this sale and the VI operating segment’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation and sale (see Note N to the consolidated financial statements).

In February 2009, we repurchased $119.7 million (face value) aggregate principal amount of our 2% Convertible Senior Notes (the “Notes”) due in 2024 from the holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us. We originally sold $125.0 million aggregate principal amount of the Notes in April 2004 (see Note O to the consolidated financial statements).

In May 2009, we repurchased the remaining aggregate principal amount outstanding of $5.3 million (face value) of our Notes from the holders of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. We paid the consideration for the Notes from cash on hand. We have no further obligations under the Notes, which we cancelled upon repurchase (see Note O to the consolidated financial statements).

In June 2009, we closed on the sale of our former VSG operating segment for gross consideration of $12.0 million in cash. The sale resulted in a gain of $6.4 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8.2 million, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1.6 million, offset by net assets of the business of approximately $3.4 million. The accounting for this sale and the VSG operating segment’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation (see Note N to the consolidated financial statements).

FISCAL 2008

In April 2008, we exclusively licensed certain intellectual property associated with our AUSG reporting unit (a component of the EBU operating segment) and sold certain capital equipment, patents and trademarks to a third-party for $3.2 million in cash, paid in May 2008. In connection with this license agreement, we separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $0.1 million of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. Through fiscal 2009, the buyer has elected to purchase $0.5 million of AUSG inventory as allowed under the agreement. We expect to have a continuing involvement in this business due, in part, to the support services offered on the software sold and an expectation of future fees earned on development and runtime software licenses.

In May 2008, we completed the sale of the ES/PS business for $0.4 million plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the VI operating segment. The sale resulted in a loss of $1.0 million on disposal of the discontinued operation. We benefitted from royalty payments through December 2009, totaling $0.2 million. These receipts were recorded as gain on sale of discontinued operations, after deducting taxes. The loss incurred as a result of the ES/PS business sale was primarily reflective of our perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, we provided a guarantee to the buyer which would have covered a portion of the severance costs if the buyer had to sever any ES/PS employees before December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made.

FISCAL 2007

On September 5, 2006, we purchased Nav3D Corporation (“Nav3D”) for $0.9 million in cash (including direct transaction costs of $0.1 million), subject to certain post-closing adjustments. Nav3D works with OEM and end-user partners to create products using a combination of GPS navigation and motion sensing with three dimensional graphics. Nav3D was headquartered in San Carlos, California prior to acquisition. The results of Nav3D’s operations have been included in our consolidated financial statements since the acquisition date, although following the April 2008 intellectual property license and subsequent shutdown of the AUSG reporting unit, we no longer sell Nav3D products.

On July 25, 2006, we purchased an 18% equity interest in our Biotech business and acquired related intellectual property along with rights to any new or derivative intellectual property for $3.1 million (including direct transaction costs of $0.1 million and a put option of $2.3 million). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to us for $2.3 million subject to certain adjustments. This put option for $2.3 million along with a deferred license payment of $0.2 million was accrued for at acquisition and included in the above-described purchase price consideration and were both paid in fiscal 2008. Further, we were required to provide working capital financing to Biotech totaling approximately $1.0 million at various points through April 16, 2007, which had to be utilized as directed by us. Biotech worked with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of Biotech’s computational fragment-based drug design technology. The results of Biotech’s operations were included in our consolidated financial statements as of the acquisition date, although following the September 2008 sale of the business, Biotech’s operating results have been reclassified to discontinued operations with prior periods reclassified to reflect the discontinuation.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended June 30,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	44.2	42.2	45.8

Gross margin	55.8	57.8	54.2
Operating expenses:
Selling, general and administrative	27.1	33.2	35.4
Research and development	22.4	23.8	25.7
Amortization of acquired intangible assets	1.3	2.7	2.6
Impairment of long-lived assets	0.0	0.3	1.0
Restructuring	0.9	2.3	2.5
Gain on sale of long-lived assets	0.0	(1.7)	0.0

Total operating expenses	51.7	60.6	67.2

Income (loss) from operations	4.1	(2.8)	(13.0)
Other income, net	0.1	2.4	1.3

Income (loss) from continuing operations before income taxes	4.2	(0.4)	(11.7)
Provision for income taxes	0.0	1.9	2.7

Net income (loss) from continuing operations	4.2	(2.3)	(14.4)
Loss from discontinued operations, net of taxes	(10.8)	(15.8)	(4.4)
Gain (loss) on sale of discontinued operations, net of taxes	5.9	(0.5)	0.0

Net loss	(0.7)%	(18.6)%	(18.8)%

FISCAL 2009 VS. FISCAL 2008

REVENUES

(in thousands)	2009	As a % of Total Net Revenue	2008	As a % of Total Net Revenue	$ Change	% Change
ACS	$183,393	97%	$188,489	99%	$(5,096)	(3)%
EBU	5,546	3%	1,719	1%	3,827	223%

Total revenues	$188,939	100%	$190,208	100%	$(1,269)	(1)%

Total revenues decreased $1.3 million or 1% to $188.9 million during fiscal 2009. International revenues represented approximately 7% and 10% of total revenues during fiscal years 2009 and 2008, respectively.

ACS revenues decreased $5.1 million, or 3%, during fiscal 2009 compared to fiscal 2008. Revenue from sales to commercial customers decreased $14.2 million from $58.3 million in fiscal 2008 to $44.1 million in fiscal 2009. The decrease was primarily driven by declines in sales for commercial communications and semiconductor inspection equipment as a result of decreased demand in the commercial markets that we serve. This decrease was partially offset by a $9.1 million increase in sales to defense customers to $139.3 million in fiscal 2009. This increase was driven primarily by increases in radar and electronic warfare products and applications. We expect that our commercial markets will continue to be challenged by macroeconomic pressures in fiscal 2010; however, the outlook for our products sold to defense customers remains strong for fiscal 2010 and we expect to see continued growth for these applications.

EBU revenues increased $3.8 million, or 223%, during fiscal 2009 as compared to fiscal 2008. The increase in revenue was primarily due to the growth of our MFS business. MFS began generating external revenues in the first quarter of fiscal 2009, and for fiscal 2009, total MFS revenue was $5.4 million. This increase was partially offset by the shutdown of our AUSG reporting unit that began following the April 2008 exclusive license agreement of certain intellectual property associated with AUSG.

GROSS PROFIT

Gross profit was 55.8% for fiscal 2009, a decrease of 200 basis points from the 57.8% gross profit achieved in fiscal 2008. The decrease in gross profit was primarily due to a shift from legacy products, which carry higher gross margins, to new products and increases in service and systems integration revenue, both of which tend to carry lower gross margins. The decrease was also due to an increase in reserves for excess and obsolete inventory of $4.6 million, largely due to the decline in commercial revenue. The decrease was partially offset by favorable shift in customer mix from commercial to defense customers. A further increase in service and systems integration revenue and a continued shift in product mix could cause our gross profit to decline in fiscal 2010 and beyond.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 19% or $11.9 million to $51.2 million during fiscal 2009 compared to $63.1 million during fiscal 2008. The decrease was primarily due to a $8.8 million decrease in employee compensation expense, including stock-based compensation expense, driven by our restructuring and cost saving measures. Additionally, in fiscal 2009 there was a $0.9 million decrease in depreciation expense due to assets becoming fully depreciated. In fiscal 2009 there was also a $0.7 million decrease in legal expense and a $0.5 million decrease in travel and entertainment expense resulting from general cost control efforts. The decrease in selling, general and administrative expenses was partially offset by a $0.9 million increase in consulting expense due to an increased use of temporary employees in fiscal 2009 across several departments.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 6% or $2.8 million to $42.4 million during fiscal 2009 compared to $45.2 million for fiscal 2008. The decrease was primarily the result of a $3.8 million decrease in employee compensation expense, including stock based compensation expense, driven by our restructuring and cost savings measures. The decrease was also attributable to a $1.5 million increase in the time spent by our engineers on billable projects, as well as a $0.7 million decrease in depreciation expense due to assets becoming fully depreciated. The decrease in research and development expenses was partially offset by a $3.2 million increase in outside development expenses related to new product development initiatives. Research and development continues to be a focus of our business with approximately 22.4% of our revenues dedicated to research and development activities during fiscal 2009 and approximately 23.8% of our revenues dedicated to such activities during fiscal 2008, respectively. Continuing to improve the leverage of our research and development investments in order to realize a more near-term return is a priority.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased 53% or $2.7 million to $2.4 million during fiscal 2009 compared to $5.1 million for fiscal 2008. The decrease was primarily attributable to assets becoming fully amortized during fiscal 2009.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

There were no impairment charges in fiscal 2009 compared to impairment expense of $0.6 million in fiscal 2008. Following the VI and VSG divestitures, ACS is the only reporting unit containing goodwill, and in May 2009, we performed our annual goodwill impairment test in accordance with SFAS 142. This evaluation was performed consistent with prior years and relied on a discounted cash flow analysis, which was corroborated by two market-based analyses: one evaluated guideline companies and another that reviewed comparable transactions. For each analysis performed, the fair value of the ACS reporting unit was deemed to be in excess of the book value. As such, goodwill was determined to be appropriately valued, and no impairment charge was recorded. The fiscal 2008 impairment expense was due to a write-off of goodwill recorded following the April 2008 shut-down of the AUSG reporting unit.

RESTRUCTURING EXPENSE

Restructuring expense for fiscal 2009 decreased $2.7 million to $1.7 million as compared to $4.5 million in fiscal 2008. This decrease was primarily due to the size of each of the restructuring activities incurred in the respective periods. As a result of the restructuring actions taken in fiscal 2009, we eliminated approximately 35 positions, while we eliminated approximately 80 positions in fiscal 2008.

INTEREST INCOME

Interest income for fiscal 2009 decreased by $4.4 million to $2.1 million compared to fiscal 2008. The decrease was primarily attributable to decreased rates of return on our marketable securities, as well as a decrease in the amount of cash invested in marketable securities as a result of the February 2009 and May 2009 repurchase of an aggregate of $125.0 million of our Notes.

INTEREST EXPENSE

Interest expense for fiscal 2009 decreased by $0.8 million to $2.6 million compared to fiscal 2008. The decrease was primarily due to lower interest incurred as a result of the repayment of our Notes in February 2009 and May 2009.

OTHER INCOME (EXPENSE), NET

Other income, net for fiscal 2009 decreased by $0.8 million to $0.8 million compared to fiscal 2008. The decrease was primarily due to declines in the investments supporting the cash surrender value of the deferred compensation plan that occurred in the second quarter of fiscal 2009 as a result of the economic recession. Following this decline, the deferred compensation plan was terminated with all employees fully paid in January 2009.

INCOME TAX (BENEFIT) PROVISION

We recorded a provision for income taxes of $0.1 million in fiscal 2009 reflecting a 1.3% effective tax rate, as compared to a 510.3% effective tax rate for fiscal 2008. Our effective tax rate for fiscal 2009 differed from the U.S. statutory tax rate of 35% primarily due to federal research and development tax credits, several significant permanent differences including amortization of our intangible assets, non-deductible stock compensation, and the impact of valuation allowances. The fiscal 2008 tax rate is significantly less than the U.S. statutory rate primarily due to several significant permanent differences, including amortization of our intangible assets, non-deductible stock compensation, research and development tax credits and the impact of valuation allowances.

DISCONTINUED OPERATIONS

In June 2009, we closed on the sale of our former VSG operating segment for gross consideration of $12.0 million in cash. The sale resulted in a gain of $6.4 million on disposal of the discontinued operation. The gain was primarily comprised of net cash proceeds of $8.2 million, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1.6 million, offset by net assets of the business of approximately $3.4 million.

In January 2009, we completed the sale of our former VI operating segment for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back for general indemnification purposes and employee termination payments to be incurred by the buyer. The sale resulted in a gain of $4.2 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $1.0 million and recognition of a foreign currency translation gain of $3.9 million associated with the VI business, offset by net assets of the business of $0.8 million.

In September 2008, we completed an asset sale of the Biotech business for a $0.1 million cash payment, which was received in the second quarter of fiscal 2009, and $0.3 million of preferred shares in the acquiring entity. The Biotech business was previously reported in the results of the EBU operating segment.

In fiscal 2009, we also recorded a gain of $0.2 million related to royalty payments received from the sale of the ES/PS business.

Loss from discontinued operations decreased $9.6 million in fiscal 2009 to $20.3 million as compared to fiscal 2008. The decrease in loss from discontinued operations was largely due to the fact that fiscal 2008 included a full year of the former VI operating segment’s results, which resulted in a loss from discontinued operations of $30.9 million, whereas, following the January 2009 sale of the business, fiscal 2009 only included a partial year, resulting is a loss from discontinued operations of $20.3 million. Both fiscal year 2009 and 2008 included VI goodwill impairment charges of $13.0 million and $17.4 million, respectively. Additionally, in December 2008 we recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1.5 million.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $5.3 million to $13.4 million during fiscal 2009 as compared to fiscal 2008. The increase in operating profit was mainly driven by a decrease in operating expenses of $10.3 million, primarily attributable to a decrease in associate headcount as the result of organizational restructuring. The increase in profitability was partially offset by a decrease in gross margin of $4.9 million largely due to a shift from legacy products, which carry higher gross margins, to new products and increases in service revenue, both of which tend to carry lower gross margins. The decrease was also due to an increase in reserves for excess and obsolete inventory of $4.6 million, largely due to the decline in commercial revenue.

Losses from the operations of the EBU segment decreased by $3.6 million during fiscal 2009 to an operating loss of $0.9 million as compared to fiscal 2008. The improvement in operating results was largely due to the shutdown of our AUSG reporting unit in the fourth quarter of fiscal 2008. During fiscal 2009, AUSG recorded an immaterial amount of operating expense as compared to expense of $2.9 million in fiscal 2008. Although EBU saw a considerable improvement in revenue from fiscal 2008 to fiscal 2009 due to a $5.3 million increase in MFS revenue in fiscal 2009, MFS as a whole generated an operating loss of $0.9 million.

See Note H to our consolidated financial statements for more information regarding our operating segments.

FISCAL 2008 VS. FISCAL 2007

REVENUES

(in thousands)	2008	As a % of Total Net Revenue	2007	As a % of Total Net Revenue	$ Change	% Change
ACS	$188,489	99%	$199,792	100%	$(11,303)	(6)%
EBU	1,719	1	804	—	915	114

Total revenues	$190,208	100%	$200,596	100%	$(10,388)	(5)%

Total revenues decreased $10.4 million or 5% to $190.2 million during fiscal 2008. International revenues represented approximately 10% and 8% of total revenues during fiscal years 2008 and 2007, respectively.

ACS revenues decreased $11.3 million or 6% during fiscal 2008 as compared to fiscal 2007. The change in revenues was related to an $11.8 million decrease in sales to telecommunications customers, a $10.8 million decrease in sales to semiconductor equipment customers and an $8.6 million decrease in sales to medical equipment customers. The decrease in telecommunications revenue is largely due to a decline in our telecommunications board business and a significant development program that was underway in fiscal 2007 that was completed in the first quarter of fiscal 2008. Decreases in the commercial markets were partially offset by an $18.9 million increase in sales to defense radar markets.

EBU revenues increased $0.9 million or 114% during fiscal 2008 as compared to fiscal 2007. The increase in revenue was primarily due to the acquisition of Nav3D which was acquired on September 5, 2006, and a 17% increase in sales of our Vistanav product line in large part due to the launch of the latest model. In the fourth quarter of fiscal 2008 we effectively shutdown the AUSG reporting unit through the exclusive license of AUSG’s intellectual property.

GROSS PROFIT

Gross profit was 57.8% for fiscal 2008, an increase of 360 basis points from the 54.2% gross profit achieved in fiscal 2007. The increase in gross profit was primarily due to a favorable customer mix, product mix and lower excess and obsolete inventory provisions driven by improvements in supply chain management.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 11.1% or $7.9 million to $63.1 million during fiscal 2008 compared to $71.0 million during fiscal 2007. The decrease was primarily due to a $4.8 million decrease in compensation primarily due to a reduction in headcount that was attributable, in part, to our restructuring plans, a $1.5 million decrease in legal expense, a $1.3 million decrease in depreciation and a $2.2 million decrease in consulting expense due primarily to reduced ERP implementation costs. These decreases were partially offset by various items including a $1.4 million increase in rent expense due to the sale and leaseback of our corporate headquarters in Chelmsford, MA. The $1.5 million decrease in legal expenses was primarily driven by certain patent litigation and legal actions associated with one of our German subsidiaries that we incurred in fiscal 2007 that did not continue into fiscal 2008 (see Note J to the consolidated financial statements).

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 12.4% or $6.4 million to $45.2 million during fiscal 2008 compared to $51.6 million for fiscal 2007. The decrease was primarily attributable to a $3.6 million decrease in compensation expense primarily due to a reduction in headcount that was attributable, in part, to our restructuring plans, a $0.9 decrease in depreciation and a $2.3 million decrease in prototype and development expenses largely caused by the cancellation of several of the Cell BE research and development projects due to the restructuring of our third-party Cell BE research and development agreements. Research and development activities related to the Cell BE family of products were one of the more significant research and development initiatives since its inception in fiscal 2006. The Cell BE projects accounted for approximately $5.6 million and $13.6 million of the research and development expenses during fiscal 2008 and 2007, respectively. Impacting our Cell BE research and development expense in fiscal 2007, was the restructuring of our third-party Cell BE research and development agreements which resulted, among other things, in the termination of several Cell BE projects and a refund of $1.9 million of previously paid development payments, which was recorded as an offset to research and development expenses in fiscal 2007.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets remained relatively flat at $5.1 million during fiscal 2008 as compared to $5.2 million for fiscal 2007.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

Impairment expense decreased from $1.9 million in fiscal 2007 to $0.6 million in fiscal 2008. The fiscal 2008 impairment expense was due to a write-off of goodwill recorded following the April 2008 shut down of the AUSG reporting unit.

The fiscal 2007 impairment charge of $1.9 million related to the restructuring of an alliance agreement with a third party. This restructuring, among other things, amended the statements of work for certain continuing projects being performed by the third party, cancelled the statement of work for a particular project being performed by the third party, and eliminated our volume commitments, royalty requirements and early termination penalties. The restructuring of the parties’ obligations resulted in us recording this impairment charge to write off an intangible asset due to the expected decrease in sales of licensed products caused by the cancellation of the above-referenced projects.

RESTRUCTURING EXPENSE

Restructuring expense for fiscal 2008 decreased $0.6 million to $4.5 million as compared to $5.1 million in fiscal 2007. This decrease was primarily due to the size of each of the restructuring activities incurred in the respective periods. As a result of the restructuring plan enacted in fiscal 2008, we eliminated approximately 80 positions, while we eliminated approximately 90 positions in fiscal 2007.

GAIN ON SALE OF LONG-LIVED ASSETS

In April 2008, we exclusively licensed certain intellectual property associated with our AUSG reporting unit (a component of the EBU operating segment) and sold certain capital equipment, patents and trademarks to a third-party for $3.2 million in cash. In connection with this license agreement, we separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $0.1 million of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. In May 2008, the buyer elected to purchase $0.5 million of AUSG inventory as allowed under the agreement. Since we expect to have a continuing involvement in this business due, in part, to the maintenance offered on the software sold and an expectation of future fees earned on runtime software licenses and as the transaction is atypical of our standard revenue transactions, we have classified the net gain of $3.2 million as a component of operating expenses in accordance with SFAS No. 144.

INTEREST INCOME

Interest income for fiscal 2008 decreased by $0.3 million to $6.5 million compared to fiscal 2007. The decrease in return on our cash, cash equivalents and marketable securities was due to the transfer of a significant portion of our marketable securities to lower risk investment options which in turn yield a lower return, partially offset by higher general cash and cash equivalent balances earning interest and higher yields on our marketable securities.

INTEREST EXPENSE

Interest expense for fiscal 2008 decreased by $0.9 million to $3.4 million compared to fiscal 2007. The decrease was primarily due to lower interest incurred due to the repayment of our mortgage notes on October 19, 2006, partially offset by the prepayment penalty paid to retire our mortgage notes.

OTHER INCOME (EXPENSE), NET

Other income (expense) for fiscal 2008 increased by $1.3 million to $1.5 million compared to fiscal 2007. The increase was primarily due to the amortization of the gain earned on the sale of our corporate headquarters. This sale occurred in April 2007 resulting in only three of months of amortization in fiscal 2007, as compared to a full year of amortization in fiscal 2008.

INCOME TAX (BENEFIT) PROVISION

We recorded a provision for income taxes of $3.7 million in fiscal 2008 reflecting a 510.3% effective tax rate, as compared to a 23.7% effective tax rate for fiscal 2007. Our effective tax rate for fiscal year 2008 differed from the U.S. statutory tax rate of 35% primarily due to several significant permanent differences, including amortization of our intangible assets, non-deductible stock compensation, research and development tax credits and the impact of valuation allowances. The fiscal 2007 tax rate is less than the U.S. statutory rate primarily due to the valuation allowance recorded and the settlement of an IRS audit for the fiscal years 2003 through 2005.

DISCONTINUED OPERATIONS

In May 2008, we completed the sale of our ES/PS business for $0.4 million plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of our former VI operating segment. The sale resulted in a loss of $1.0 million on disposal of the discontinued operation. The loss incurred as a result of the ES/PS business sale was primarily reflective of our perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform.

Discontinued operations for fiscal 2008 and 2007 also include the operating results for the VSG, VI and Biotech businesses that were disposed of in fiscal 2009. Prior period results have been restated for these sales with all operating results reclassified to discontinued operations.

Loss from discontinued operations, net of income taxes, decreased by $21.1 million to $30.0 million in fiscal 2008 as compared to fiscal 2007. This decrease was primarily related to a $17.4 million goodwill impairment charge related to VI that was recorded in the second quarter of fiscal 2008 due to the fact that the carrying amount of VI’s goodwill exceeded the implied fair value.

SEGMENT OPERATING RESULTS

Results from operations of the ACS segment increased $21.1 million during fiscal 2008 to operating income of approximately $8.1 million as compared to fiscal 2007. The increase in operating results was partially driven by a gross margin increase of $1.7 million related to customer mix and a decrease in costs related to warranty and inventory reserves. Also contributing to the increase in operating results was a $6.8 million decrease in research and development expenses due, in part, to $8.0 million in lower expenses related to the Cell BE processor development.

Losses from the operations of the EBU segment increased by $1.0 million during fiscal 2008 to an operating loss of $4.5 million as compared to fiscal 2007. The decrease in operating results was primarily driven by a $1.5 million operating loss incurred by MFS. Fiscal 2008 was a development year for MFS, with $1.4 million in selling, general and administrative expenses incurred and essentially no revenue to offset these expenses.

See Note H to the consolidated financial statements included in this report for more information regarding our operating segments.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business, certain guarantees made related to the sale of our VSG business in the fourth quarter of fiscal 2009 and our ES/PS business during the fourth quarter of fiscal 2008 (see Note N to the consolidated financial statements) and certain indemnification provisions (see Note J to the consolidated financial statements), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands) As of and for the fiscal year ended	June 30, 2009	June 30, 2008	June 30, 2007
Net cash provided by (used in) operating activities	$11,199	$13,726	$(10,313)
Net cash provided by (used in) investing activities	66,946	(7,248)	50,652
Net cash (used in) provided by financing activities	(90,897)	703	(12,136)
Net (decrease) increase in cash and cash equivalents	(12,095)	7,752	28,310
Cash and cash equivalents at end of year	46,950	59,045	51,293

Cash and Cash Equivalents

Our cash and cash equivalents decreased by $12.1 million during fiscal 2009 primarily as the result of the repurchase of $125.0 million aggregate principal amount of our Notes, offset by a $65.1 million increase in net sales of marketable securities, a $33.4 million borrowing against our auction rate securities and a $6.0 million increase in proceeds from the sale of discontinued operations and long-lived assets.

During fiscal 2009, we generated $11.2 million in cash from operations compared to $13.7 million generated from operations during fiscal 2008. The $2.5 million decrease in the amount of cash generated from operations was largely driven by a $12.0 million increase in cash used for accounts payable and accrued expenses and a $5.4 million decrease in cash from deferred revenues and customer advances, offset by lower comparative net losses, a $10.0 million improvement in inventory activities and a $3.9 million improvement in prepaid expenses and other current assets. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During fiscal 2008, we generated $13.7 million in cash from operations compared to $10.3 million used in operations during fiscal 2007. The $24.0 million increase in the amount of cash generated from operations was largely driven by lower comparative net losses, a $4.5 million improvement in year over year accounts receivable collection, a $6.6 million improvement in year over year prepaid expenses and other current assets and the $18.0 million non-cash impairment charge recorded in fiscal 2008.

During fiscal 2009, we generated $66.9 million of cash from investing activities compared with $7.2 million used in investing activities during fiscal 2008. The $74.1 million increase in cash generated from investing activities was primarily driven by a $65.1 million increase in net sales of marketable securities, due to the cash required to pay off our Notes, and $6.0 million increase in proceeds from the sale of discontinued operations and long-lived assets.

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

During fiscal 2009, we used $90.9 million of cash in our financing activities compared with $0.7 million generated from financing activities during fiscal 2008. The decrease in cash generated from financing activities was primarily due to our repurchase of $125.0 million (face value) aggregate principal amount of our 2% Notes from the holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us. We originally sold $125.0 million aggregate principal amount of the Convertible Senior Notes in April 2004.

The decrease in cash used in financing activities was partially offset by a $33.4 million borrowing under our ARS line of credit. In October 2008, we received a rights offering from UBS (the “offering”) in which we have elected to participate. By electing to participate in the offering, we (1) received the right to sell these ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, we forgo the interest income on the underlying ARS while the borrowings are outstanding and in return are not charged any interest expense. The line of credit included in the offering replaced our previous margin loan facility with UBS. As of June 30, 2009, we had $33.4 million outstanding under this line of credit, collateralized by the $50.1 million par value of auction rate securities.

During fiscal 2008, our financing activities generated $0.7 million of cash compared with $12.1 million used in financing activities during fiscal 2007. The increase in cash generated from financing activities was primarily driven by $9.7 million used to prepay in full our two mortgage notes payable in fiscal 2007 and $0.6 million related to the repayment of foreign debt in fiscal 2007.

During fiscal 2009, our primary source of liquidity came from existing cash and marketable securities, the cash generated from operations and the $33.4 million borrowing under our line of credit. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturer. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, marketable securities, available line of credit and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

On April 29, 2004, we completed a private offering of $125.0 million aggregate principal amount of Convertible Senior Notes (the “Notes”), which had an original maturity date of May 1, 2024, bearing interest at 2% per year, payable semiannually in arrears in May and November. The Notes were unsecured, ranked equally in right of payment to our existing and future unsecured senior debt, and did not subject us to any financial covenants.

On February 4, 2009, we repurchased $119.7 million (face value) aggregate principal amount of our Notes from a holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us.

On May 1, 2009, we repurchased the remaining aggregate principal amount outstanding of $5.3 million (face value) of our Notes from the holders of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. We paid the consideration for the Notes from cash on hand. We have no further obligations under the Notes.

Borrowings Under Line of Credit

In October 2008, we elected to participate in a rights offering from UBS with the option to borrow up to 75% of the fair value of our $50.1 million par value ARS. Upon borrowing against the ARS, the interest expense incurred by us will not exceed the interest income earned on the underlying ARS. As of June 30, 2009, we have $33.4 million outstanding against this line of credit.

Shelf Registration Statement

On April 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $100 million of debt securities, preferred stock, common stock, warrants and units. We may sell any combination of these securities, either individually or in units, in one or more offerings. We intend to use the net proceeds from the sale of any securities under the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in any prospectus supplement under the shelf registration statement.

We may sell the securities under a variety of methods including directly to investors, using an underwriting syndicate, through brokers, by block trade or by other methods described in the shelf registration statement.

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2009:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Borrowings under line of credit	$33,364	$33,364	$—	$—	$—
Operating leases	18,918	3,152	5,248	4,529	5,989
Purchase obligations	15,790	15,790	—	—	—
Supply agreement	1,880	—	—	1,880	—
Capital lease obligations	46	44	2	—	—
Interest due on capital lease obligations	1	1	—	—	—

	$69,999	$52,351	$5,250	$6,409	$5,989

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $15.8 million at June 30, 2009.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of June 30, 2009, the remaining minimum commitment related to this agreement was $1.9 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

During fiscal 2009, we and our former Chairman of the Board of Directors, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million and will be paid out over the service period. In fiscal 2009, we made payments of less than $0.1 million for consulting services under this agreement. Additionally, we entered into a 5 year non-compete agreement with Mr. Bertelli. We valued this asset at $0.5 million and are amortizing it over the life of the agreement. In fiscal 2009, the Company made payments of $0.1 million under this non-compete agreement.

During fiscal 2008 and 2007, we did not engage in any significant related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us on July 1, 2009, and will be applied to any business combination with an acquisition date that is subsequent to the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for us on July 1, 2009. We do not believe that the adoption of SFAS 161 will have a material effect on our financial position or results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP 142-3 is effective for us on July 1, 2009. We do not believe that the adoption of FSP 142-3 will have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FASB Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for us on July 1, 2009, and will be applied to any business combination with an acquisition date that is subsequent to the effective date.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for us for the interim period ending September 30, 2009, and it will not have an impact on our financial position or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to interest rate risk is related primarily to our investment portfolio. Our investment portfolio includes auction rate securities and money market funds from high quality U.S. government issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On these bases, the potential change in fair value from a 10% fluctuation in interest rates is $0.2 million and $0.6 million as of June 30, 2009 and 2008, respectively.

FOREIGN CURRENCY RISK

We operate primarily in the United States; however, we conduct business outside the United States through our foreign subsidiaries in Europe and Japan, where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of these currencies. Local currencies are used as the functional currency for our subsidiaries in Europe and Japan. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. We also have audited Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Computer Systems, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Computer

Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

September 4, 2009

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$46,950	$59,045
Marketable securities	44,977	60,205
Accounts receivable, net of allowance of $425 and $508 at June 30, 2009 and 2008, respectively	28,595	29,995
Inventory	16,805	24,202
Option to sell auction rate securities at par	5,030	—
Prepaid expenses and other current assets	3,748	7,862
Current assets of discontinued operations	—	4,534

Total current assets	146,105	185,843
Marketable securities	—	47,231
Property and equipment, net	7,960	10,053
Goodwill	57,653	57,653
Acquired intangible assets, net	2,911	4,718
Other non-current assets	4,743	5,520
Non-current assets of discontinued operations	—	27,532

Total assets	$219,372	$338,550

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,770	$13,647
Accrued expenses	7,449	8,674
Accrued compensation	9,372	8,249
Notes payable	—	125,000
Borrowings under line of credit and current capital lease obligations	33,408	277
Income taxes payable	2,316	580
Deferred revenues and customer advances	7,840	10,521
Current liabilities of discontinued operations	1,234	12,810

Total current liabilities	65,389	179,758
Non-current capital lease obligations	2	18
Accrued compensation	—	1,709
Deferred gain on sale-leaseback	7,870	9,027
Other non-current liabilities	1,074	1,204
Non-current liabilities of discontinued operations	—	322

Total liabilities	74,335	192,038
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 22,376,069 and 21,972,158 shares issued and outstanding at June 30, 2009 and 2008 respectively	224	220
Additional paid-in capital	104,843	100,268
Retained earnings	39,313	40,575
Accumulated other comprehensive income	657	5,449

Total shareholders’ equity	145,037	146,512

Total liabilities and shareholders’ equity	$219,372	$338,550

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended June 30,
	2009	2008	2007
Net revenues	$188,939	$190,208	$200,596
Cost of revenues	83,509	80,271	91,874

Gross profit	105,430	109,937	108,722
Operating expenses:
Selling, general and administrative	51,185	63,084	70,976
Research and development	42,372	45,234	51,611
Amortization of acquired intangible assets	2,414	5,146	5,242
Impairment of goodwill and long-lived assets	—	561	1,895
Restructuring .	1,712	4,454	5,056
Gain on sale of long-lived and other assets	—	(3,151)	—

Total operating expenses	97,683	115,328	134,780

Income (loss) from operations	7,747	(5,391)	(26,058)
Interest income	2,059	6,489	6,788
Interest expense	(2,551)	(3,360)	(4,305)
Other income, net	763	1,535	204

Income (loss) from continuing operations before income taxes	8,018	(727)	(23,371)
Income tax expense	109	3,710	5,528

Income (loss) from continuing operations	7,909	(4,437)	(28,899)
Loss from discontinued operations, net of income taxes	(20,328)	(29,971)	(8,921)
Gain (loss) on sale of discontinued operations, net of income taxes	11,157	(1,005)	—

Net loss	$(1,262)	$(35,413)	$(37,820)

Basic net earnings (loss) per share:
Continuing operations	$0.36	$(0.21)	$(1.36)
Loss from discontinued operations	(0.92)	(1.38)	(0.42)
Gain (loss) on sale of discontinued operations	0.50	(0.05)	—

Net loss	$(0.06)	$(1.64)	$(1.78)

Diluted net earnings (loss) per share:
Continuing operations	$0.35	$(0.21)	$(1.36)
Loss from discontinued operations	(0.91)	(1.38)	(0.42)
Gain (loss) on sale of discontinued operations	0.50	(0.05)	—

Net loss	$(0.06)	$(1.64)	$(1.78)

Weighted-average shares outstanding:
Basic	22,150	21,639	21,221

Diluted	22,416	21,639	21,221

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(IN THOUSANDS) FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (loss)	Total Shareholders’ Equity	Compre- hensive Loss
	Shares	Amount
Balance June 30, 2006	21,053	$210	$77,999	$113,808	$(28)	$191,989
Issuance of common stock under employee stock incentive plans	308	3	819			822
Issuance of common stock under employee stock purchase plan	92	1	1,001			1,002
Tax expense from stock options			(566)			(566)
Repurchase of common stock	(38)		(507)			(507)
Stock-based compensation			10,586			10,586
Comprehensive loss:
Net loss				(37,820)		(37,820)	$(37,820)
Net unrealized gain on securities					627	627	627
Foreign currency translation adjustments					2,524	2,524	2,524

							$(34,669)

Balance June 30, 2007	21,415	$214	$89,332	$75,988	$3,123	$168,657
Issuance of common stock under employee stock incentive plans	566	6	774			780
Issuance of common stock under employee stock purchase plan	99	1	809			810
Repurchase of common stock	(108)	(1)	(1,009)			(1,010)
Stock-based compensation			10,362			10,362
Comprehensive loss:
Net loss				(35,413)		(35,413)	$(35,413)
Net unrealized loss on securities					(2,941)	(2,941)	(2,941)
Foreign currency translation adjustments for sales of businesses					(297)	(297)	(297)
Other foreign currency translation adjustments					5,564	5,564	5,564

							$(33,087)

Balance June 30, 2008	21,972	$220	$100,268	$40,575	$5,449	$146,512
Issuance of common stock under employee stock incentive plans	397	4	160			164
Issuance of common stock under employee stock purchase plan	96	1	530			531
Repurchase of common stock	(89)	(1)	(683)			(684)
Stock-based compensation			4,568			4,568
Comprehensive loss:
Net loss				(1,262)		(1,262)	$(1,262)
Net unrealized gain on securities					3,129	3,129	3,129
Foreign currency translation adjustments for sales of businesses					(5,454)	(5,454)	(5,454)
Other foreign currency translation adjustments					(2,467)	(2,467)	(2,467)

							$(6,054)

Balance June 30, 2009	22,376	$224	$104,843	$39,313	$657	$145,037

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For The Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(1,262)	$(35,413)	$(37,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,364	15,988	17,963
Stock-based compensation	4,568	10,362	10,586
Tax expense from stock options	—	—	(566)
Changes in deferred income taxes	(1,373)	3,582	1,818
Non-cash interest expense	750	846	846
Impairment of long-lived assets	14,555	17,983	1,974
In-process research and development	—	—	3,060
Gross tax windfall from stock-based compensation	(976)	(243)	(64)
Gain on sale of AUSG long-lived and other assets	—	(3,151)	—
(Gain) loss on sale of discontinued operations	(11,157)	1,005	—
Other non-cash expenses	(1,157)	(1,031)	(222)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	1,237	3,154	(1,400)
Inventory	7,478	(2,494)	(2,436)
Prepaid expenses and other current assets	4,977	1,126	(5,435)
Other assets	349	248	(219)
Accounts payable and accrued expenses	(12,668)	(602)	2,787
Deferred revenues and customer advances	(3,048)	2,348	318
Income taxes payable	1,319	(37)	(2,011)
Other non-current liabilities	(1,757)	55	508

Net cash provided by (used in) operating activities	11,199	13,726	(10,313)

Cash flows from investing activities:
Purchases of marketable securities	(138,583)	(182,528)	(125,172)
Sales and maturities of marketable securities	199,099	177,983	159,186
Purchases of property and equipment	(4,126)	(4,625)	(8,109)
Proceeds from sale of AUSG long-lived and other assets	—	3,631	—
Proceeds from sale of discontinued operations	9,959	367	—
Proceeds from redemption of insurance policies	831	324	—
Acquisition of businesses, net of cash acquired	—	(2,400)	(1,513)
Acquired intangible assets	(234)	—	(105)
Proceeds from sale of building, net	—	—	26,365

Net cash provided by (used in) investing activities	66,946	(7,248)	50,652

Cash flows from financing activities:
Proceeds from employee stock plans	695	1,590	1,824
Borrowings under line of credit	33,364	—	—
Gross tax windfall from stock-based compensation	976	243	64
Repurchases of common stock	(684)	(1,010)	(507)
Increase in restricted cash	—	—	(3,000)
Payments of principal under notes payable	(125,000)	—	—
Payments of capital lease and mortgage notes obligations	(248)	(120)	(10,517)

Net cash (used in) provided by financing activities	(90,897)	703	(12,136)

Effect of exchange rate changes on cash and cash equivalents	657	571	107

Net (decrease) increase in cash and cash equivalents	(12,095)	7,752	28,310
Cash and cash equivalents at beginning of year	59,045	51,293	22,983

Cash and cash equivalents at end of year	$46,950	$59,045	$51,293

Cash paid (received) during the year for:
Interest	$1,877	$2,502	$2,789
Income taxes, net	(3,523)	206	5,753
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$2,301	$3,283	$11,388

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. The Company’s solutions are involved in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s systems process real-time radar, sonar and signals intelligence data. The Company’s systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. The Company also provides radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the defense prime contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”) to focus on reaching the intelligence agencies and homeland security programs. The Company’s primary market segments are aerospace and defense, which includes systems for radar, electronic warfare, sonar, Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (“ISR”) and electro-optical; and commercial markets, which includes homeland security, telecommunications and semiconductor markets.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements, excluding the statement of cash flows, were restated to reflect the discontinuation and sale of the Biotech business (“Biotech”), the Embedded Systems and Professional Services (“ES/PS”) businesses, the Visage Imaging (“VI”) business and the Visualization Sciences Group (“VSG”) business, in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (see Note N).

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to the Company’s non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations. See Note U for disclosures regarding the fair value of the Company’s financial instruments.

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates (the “fair value option”) and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for its financial assets and liabilities existing on July 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during fiscal 2009, except for a put option related to the Company’s auction rate securities that was recorded in conjunction with a settlement agreement with UBS (see Note U).

Effective October 2008, the Company adopted the provisions of the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”),

which clarifies how an entity would determine fair value in an inactive market. The application of the provisions of FSP 157-3 did not materially impact the Company’s financial position or results of operations

Effective April 2009, the Company adopted the provisions of the FASB issued FSP SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. FSP 157-4 applies to all fair value measurements when appropriate. The adoption of FSP 157-4 did not have a material impact on the Company’s financial position or results of operations.

Effective April 2009, the Company adopted the provisions of the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Additionally, FSP 115-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. The adoption of FSP 115-2 did not have a material impact on the Company’s financial position or results of operations

Effective April 2009, the Company adopted the provisions of the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). This FSP requires companies to disclose in interim financial statements the fair value of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments, including disclosure of the methods or methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis and any changes in methods and significant assumptions made during the period. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. The adoption of FSP 107-1 and APB 28-1 did not have an impact on the Company’s consolidated results of operations or consolidated financial position.

Effective June 2009, the Company adopted the provisions of the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. In accordance with SFAS 165, the Company has evaluated subsequent events through September 4, 2009, the date of issuance of consolidated financial statements. During the period from July 1, 2009 to September 4, 2009, the Company did not have any material recognizable subsequent events.

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

For multiple-element arrangements, in accordance with Emerging Issues Task Force 00-21 Revenue Arrangements with Multiple Deliverables, the Company defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement, and the delivery or performance of the undelivered item must be considered probable and substantially within the control of the Company. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement. For multiple-element arrangements for which the Company does not have fair value for the undelivered elements, the Company either defers all revenue until the order ships complete, or in the event that it is a maintenance arrangement, the Company generally amortizes the full arrangement over the maintenance period once maintenance is the only undelivered element.

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

The Company also engages in long-term contracts for development, production and services activities which it accounts for consistent with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

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

Revenue from product royalties are recognized upon invoice by the Company unless another reasonable and reliable method of recognition is more appropriate. Additionally, all revenues are reported net of government assessed taxes (e.g. sales taxes or value-added taxes).

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

MARKETABLE SECURITIES

The Company classifies investments in marketable securities, excluding auction rate securities (“ARS”), as available-for-sale at the time of purchase and periodically re-evaluates such classification. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. The Company transferred its ARS from an available-for-sale classification to a trading investment securities classification in fiscal 2009 based on the election of the Company to participate in a rights offering from UBS (see Note E). There were no investments classified as trading in fiscal 2008. The trading securities are reported at fair value. Realized and unrealized gains and losses on trading securities and declines in value judged to be other than temporary on both available-for-sale and trading securities are included in other income or expense. For determinations of gain or loss, the cost of securities sold is based on the specific identification method. There were no securities classified as held-to-maturity as of June 30, 2009 and 2008.

The fair value of cash equivalents and investments in marketable securities, excluding auction rate securities, represents the quoted market prices at the balance sheet dates. The fair value of auction rate securities is determined by using a discounted cash flow model at June 30, 2009 (see Note U). Debt securities with maturities at date of purchase of greater than 90 days but less than one year to maturity at a particular balance sheet date are classified as short-term marketable securities. Debt securities that have remaining maturities of greater than one year at a particular balance sheet date are classified as long-term marketable securities.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2009 and 2008, the Company had approximately $42,984 and $53,127, respectively, of cash on deposit or invested with its financial and lending institutions. Additionally, the Company has significant concentrations in auction rate security investments (see Note E).

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2009, seven customers accounted for 70% of the Company’s receivables. At June 30, 2008, seven customers accounted for 66% of the Company’s receivables.

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

LONG-LIVED ASSETS

Long-lived assets primarily include property and equipment and acquired intangible assets. The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

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

Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Computer software and equipment	2 to 5 years
Machinery and equipment	4 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	maximum of 5 years

As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally 3 to 5 years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of (a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for any of the years ended June 30, 2009, 2008 and 2007.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

IN-PROCESS RESEARCH AND DEVELOPMENT

The Company values tangible and intangible assets acquired through its business acquisitions at fair value, including in-process research and development (“IPR&D”). The Company determines IPR&D through established valuation techniques for various projects for the development of new products and technologies and expenses IPR&D when technological feasibility is not reached.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During fiscal 2009, 2008 and 2007, advertising expenses totaled $148, $289 and $480, respectively, and were included in selling, general and administrative expense in the consolidated statements of operations.

PRODUCT WARRANTY ACCRUAL

The Company’s product sales generally include a 12 month standard hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

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

In June 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) was issued. It clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

NET (LOSS) EARNINGS PER SHARE

Basic net (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is calculated by dividing net (loss) income by the sum of the weighted-average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock-based compensation.

STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The Company’s determination of fair value of stock-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the expected forfeiture rate of the awards and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. The Company has elected under SFAS No. 123R, Share-Based Payment, to recognize the fair value of awards with pro-rata vesting on a straight-line basis over the requisite service period.

COMPREHENSIVE INCOME

Comprehensive income consists of net income (loss) and other comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities.

For purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries.

The components of accumulated other comprehensive income were as follows:

	June 30,
	2009	2008
Accumulated foreign currency translation adjustments	$574	$8,495
Accumulated net unrealized gains (losses) on securities	83	(3,046)

Total accumulated other comprehensive income	$657	$5,449

FOREIGN CURRENCY

Local currencies are used as the functional currency for the Company’s subsidiaries in Europe and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income (loss) in shareholders’ equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and were immaterial for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company on July 1, 2009, and will be applied to any business combination with an acquisition date that is subsequent to the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for the Company on July 1, 2009. The Company does not believe that the adoption of SFAS 161 will have a material effect on its financial position or results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP 142-3 is effective for the Company on July 1, 2009. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FASB Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for the Company on July 1, 2009, and will be applied to any business combination with an acquisition date that is subsequent to the effective date.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for the Company for the interim period ending September 30, 2009, and it will not have an impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 2,592,264 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,392,315 shares available for future grant under the 2005 Plan at June 30, 2009.

The number of shares authorized for issuance under the 1997 Plan was 8,650,000 shares, of which 100,000 shares could be issued pursuant to restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options typically vest over periods of zero to four years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan, and the 1997 Plan subsequently expired in June 2007. The foregoing does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the ESPP to 800,000 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. The number of shares issued under the ESPP during fiscal years 2009, 2008 and 2007 was 96,400, 99,115 and 92,142, respectively. Shares available for future purchase under the ESPP totaled 47,924 at June 30, 2009.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2007	2,984,211	$19.39	6.26
Grants	1,154,400	10.05
Exercises	(100,828)	7.73
Cancellations	(305,112)	18.32

Outstanding at June 30, 2008	3,732,671	$16.88	6.20
Grants	558,864	6.68
Exercises	(21,790)	7.68
Cancellations(1)	(1,290,074)	19.57

Outstanding at June 30, 2009	2,979,671	$13.87	5.69

(1)	Options cancelled as part of the Company’s shareholder-approved option exchange program, totaling 394,270 options, are included in the cancellations figure.

Information related to the stock options outstanding as of June 30, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price	Exercisable Weighted Average Remaining Contractual Term (years)
$ 4.61 – $6.98	335,531	6.37	$5.18	60,500	$4.86
$ 6.99 – $8.29	375,200	5.95	$7.79	43,750	$7.29
$ 8.30 – $8.61	60,000	6.27	$8.30	—	$—
$ 8.62 – $10.47	474,500	5.86	$8.62	121,852	$8.62
$10.48 – $14.13	369,500	6.40	$12.42	283,250	$12.77
$14.14 – $14.93	328,000	8.00	$14.14	178,000	$14.14
$14.94 – $19.00	314,595	5.93	$16.68	302,095	$16.74
$19.01 – $23.43	305,817	3.38	$19.30	305,817	$19.30
$23.44 – $28.73	325,728	4.03	$25.18	325,278	$25.18
$28.74 – $48.00	90,800	1.73	$38.40	90,800	$38.40

$ 4.61 – $48.00	2,979,671	5.69	$13.87	1,711,342	$17.78	5.07

Options for the purchase of 2,005,155 and 1,886,151 shares were exercisable at June 30, 2008 and 2007, respectively, with a weighted-average exercise price of $21.13 and $21.19, respectively.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2009 and 2008 was $428 and $1, respectively. The intrinsic value of the options exercised during fiscal year 2009 and 2008 was $24 and $372, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2009, there was $4,552 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.7 years from June 30, 2009. As of June 30, 2008, there was $7,379 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 2.7 years from June 30, 2008.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2007:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2007	1,291,212	$13.53
Granted	264,035	12.44
Vested	(464,381)	13.23
Forfeited	(224,743)	14.18

Outstanding at June 30, 2008	866,123	$13.18
Granted(1)	384,445	5.99
Vested	(375,209)	13.48
Forfeited	(209,106)	12.70

Outstanding at June 30, 2009	666,253	$8.97

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 153,545 awards, at a weighted-average fair value of $8.71, are included in the granted figure.

Nonvested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2009, there was $4,794 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.5 years from June 30, 2009. As of June 30, 2008, there was $9,366 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 1.6 years from June 30, 2008.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the fiscal years 2009, 2008 and 2007 in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment, and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2009	2008	2007
Cost of revenues	$251	$413	$323
Selling, general and administrative	3,223	6,605	7,248
Research and development	1,108	1,830	1,962

Share-based compensation expense before tax	4,582	8,848	9,533
Income tax benefit	—	—	—

Net compensation expense	$4,582	$8,848	$9,533

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during fiscal years 2009, 2008 and 2007:

	Years Ended June 30,
	2009		2008		2007
Weighted-average fair value of options granted	$3.76		$4.25		$6.79
Option life	5.5 years	(1)	5.0 years	(1)	6.0 years	(1)
Risk-free interest rate	2.34%	(2)	3.37%	(2)	4.80%	(2)
Stock volatility	65%	(3)	44%	(3)	50%	(3)
Dividend rate	0%		0%		0%

(1)	Prior to January 1, 2007, the option life was determined using the simplified method for estimating expected option life, as all options qualify as “plain-vanilla” options. After January 1, 2007, the option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during fiscal years 2009, 2008 and 2007:

	Years Ended June 30,
	2009	2008	2007
Weighted-average fair value of stock purchase rights granted	$3.07	$4.50	$3.28
Option life	6 months	6 months	6 months
Risk-free interest rate	1.20%	3.03%	5.06%
Stock volatility	108%	59%	31%
Dividend rate	0%	0%	0%

STOCK OPTION EXCHANGE

On May 14, 2009, the Company commenced a shareholder-approved stock option exchange program pursuant to which eligible employees were given the opportunity to exchange outstanding options with exercise prices greater than $10.19 per share for a lesser number of shares of restricted stock in accordance with exchange ratios set forth in the offer to exchange. The Company’s Board of Directors and its executive officers were not eligible to participate in the exchange program.

The ratio of the exchange was determined on a value-for-value basis, with the options being exchanged valued using the Black-Scholes model and the restricted stock received in the exchange being valued using the closing price of the Company’s common stock on the expiration date of the exchange period. In addition, the restricted stock issued in the exchange will vest over a three year period. On June 17, 2009, Company employees exchanged options to purchase 394,270 shares for 153,545 shares of restricted stock. The Company calculated an immaterial amount of incremental stock-based compensation expense as a result of the exchange because the fair value of the options exchanged essentially equaled the fair value of the restricted stock issued. The replacement awards will vest in three equal annual installments commencing on the first anniversary of the date of grant.

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

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per share (in thousands, except share and per share data):

	Years Ended June 30,
	2009	2008	2007
Income (loss) from continuing operations—basic	$7,909	$(4,437)	$(28,899)
Loss from discontinued operations, net of income taxes	(20,328)	(29,971)	(8,921)
Gain (loss) on sale of discontinued operations, net of income taxes	11,157	(1,005)	—

Net loss	$(1,262)	$(35,413)	$(37,820)

Shares used in computation of net earnings (loss) per share—basic	22,150	21,639	21,221
Effect of dilutive stock options and restricted stock	266	—	—

Shares used in computation of net earnings (loss) per share—diluted	22,416	21,639	21,221

Net earnings (loss) per share—basic
Continuing operations	$0.36	$(0.21)	$(1.36)
Loss from discontinued operations	(0.92)	(1.38)	(0.42)
Gain (loss) on sale of discontinued operations	0.50	(0.05)	—

Net loss	$(0.06)	$(1.64)	$(1.78)

Net earnings (loss) per share—diluted
Continuing operations	$0.35	$(0.21)	$(1.36)
Loss from discontinued operations	(0.91)	(1.38)	(0.42)
Gain (loss) on sale of discontinued operations	0.50	(0.05)	—

Net loss	$(0.06)	$(1.64)	$(1.78)

Weighted average equity instruments to purchase 3,767,684, 4,239,813 and 4,275,423 shares of common stock were not included in the calculation of diluted net loss per share for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, because the equity instruments were antidilutive. Additionally, up to 4,135,000 shares, which represent the securities that had been contingently issuable under the Company’s outstanding Notes, were not included in the dilutive net loss per share for the fiscal years ended June 30, 2009, 2008 and 2007 because the equity instruments were antidilutive.

E. Marketable Securities

The Company’s investments consist mainly of treasury bills and student loan auction rate securities (“ARS”). The ARS securities are all highly rated investments with AAA/Aaa ratings and are supported by the federal government as part of the Federal Family Education Loan Program and by private insurance companies. The ARS investments have contractual terms from 30 to 40 years, but generally have interest rate reset dates that occur every seven to 30 days. The auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.

Beginning in mid-February 2008, auctions held for the Company’s ARS failed. As a result, the Company was not able to access these funds, and therefore, the ARS investments were determined to lack short-term liquidity and were classified as non-current in the consolidated balance sheet. In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell these ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, the interest expense incurred by the Company will not exceed the interest income earned on the underlying ARS. As the settlement date with UBS is within one year from the June 30, 2009 balance sheet date, and the Company intends to exercise the put option on June 30, 2010, the Company has reclassified the fair value of the ARS from non-current marketable securities to current. The ARS had a par value of approximately $50,050 at June 30, 2009.

At the time of the rights offering, the Company elected to measure the put option under the fair value option of SFAS No. 159, and recorded income of $5,030, pre-tax, in fiscal 2009. The Company also transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an impairment loss of $5,073, pre-tax, in fiscal 2009. The recording of the put option and the recognition of the impairment loss resulted in an immaterial impact to the consolidated statement of operations for fiscal 2009. The put option will continue to be measured at fair value utilizing Level 3 inputs, as described in SFAS 157, until the earlier of its maturity or exercise (see Note U). Consistent with the ARS, the Company reclassified the put option from a non-current asset to current as of June 30, 2009.

The following table summarizes the marketable securities of the Company as of June 30, 2009 and 2008:

	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Market Value
Trading Securities
JUNE 30, 2009
Short-term marketable securities:
Auction rate securities	$50,062	$—	$(5,085)	$44,977

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-Sale Securities
JUNE 30, 2008
Short-term marketable securities:
Government and agency securities	$60,217	$—	$(12)	$60,205

Long-term marketable securities:
Auction rate securities	$50,265	$—	$(3,034)	$47,231

The Company’s investments in marketable securities as of June 30, 2009, consisted entirely of auction rate securities and had remaining maturities of one year. The Companies investments in marketable securities as of June 30, 2008 consisted of auction rate securities and government agency securities and had remaining maturities up to 40 years. For fiscal years ended June 30, 2009 and 2008, realized gains and losses from the sale of available-for-sale securities were immaterial.

F. Inventory

Inventory was comprised of the following:

	June 30,
	2009	2008
Raw materials	$5,991	$8,702
Work in process	6,240	9,488
Finished goods	4,574	6,012

Total	$16,805	$24,202

There are no amounts in inventory relating to contracts having production cycles longer than one year.

G. Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2009	2008
Computer equipment and software	$64,954	$62,519
Furniture and fixtures	6,800	6,789
Building and leasehold improvements	597	455
Machinery and equipment	2,084	1,837

	74,435	71,600
Less: accumulated depreciation and amortization	(66,475)	(61,547)

	$7,960	$10,053

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2009, 2008 and 2007 was $5,640, $7,372 and $9,872, respectively.

In March 2008, following the Company’s decision to shut down the AUSG reporting unit, the Company reviewed its property and equipment (and other long-lived assets) included in the AUSG reporting unit for impairment based upon the guidance in SFAS 144 noting no impairment; however, it was determined that the useful lives of those capital assets were significantly shortened. As a result, beginning in March 2008, the Company accelerated the depreciation on those assets. This accelerated depreciation expense was recorded as a component of restructuring expense in the consolidated statements of operations (see Note Q to the consolidated financial statements).

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

H. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. Following the discontinuation and sale of the Biotech business, the ES/PS businesses, the VI business and the VSG business, the Company is organized in the two business units below. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized high performance computing solutions with key market segments, including aerospace and defense, semiconductor, telecommunications and medical diagnostic imaging. This segment also provides software and customized design services to meet the specified requirements of military and commercial applications.

•

Emerging Businesses Unit (“EBU”). This business unit has historically been focused on the cultivation of new business opportunities that benefit from the Company’s capabilities across markets. Following the sale of the Biotech business and the April 2008 shutdown of the Avionics and Unmanned Systems Group (“AUSG”) reporting unit (see Note R), EBU now solely consists of the Company’s wholly-owned subsidiary, MFS. Current areas of focus include services and support work with federal intelligence agencies and homeland security programs including designing and engineering new ISR capabilities to address present and emerging threats to US forces.

Prior year results have been reclassified for the discontinuation of the Visage Imaging (“VI”) and Visualization Sciences Group (“VSG”) operating segments and for the sale of the Biotech business. These operating segments were reclassified into the discontinued operations line items on the consolidated balance sheets and consolidated statements of operations (see Note N).

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies.” The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is income (loss) from operations prior to stock compensation expense. As such, stock-based compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income (loss) reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	ACS	EBU	Stock Compensation Expense	Eliminations	Total
YEAR ENDED JUNE 30, 2009
Net revenues to unaffiliated customers	$183,393	$5,546	$—	$—	$188,939
Intersegment revenues	1,858	245	—	(2,103)	—

Net revenues	185,251	5,791	—	(2,103)	188,939
Income (loss) from operations	13,395	(893)	(4,582)	(173)	7,747
Depreciation and amortization expense	8,028	26	—	—	8,054
YEAR ENDED JUNE 30, 2008
Net revenues to unaffiliated customers	$188,489	$1,719	$—	$—	$190,208
Intersegment revenues	—	137	—	(137)	—

Net revenues	188,489	1,856	—	(137)	190,208
Income (loss) from operations	8,082	(4,534)	(8,848)	(91)	(5,391)
Depreciation and amortization expense	12,334	184	—	—	12,518
YEAR ENDED JUNE 30, 2007
Net revenues to unaffiliated customers	$199,792	$804	$—	$—	$200,596
Loss from operations	(12,991)	(3,534)	(9,533)	—	(26,058)
Depreciation and amortization expense	14,958	156	—	—	15,114

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2009
Net revenues to unaffiliated customers	$175,586	$9,823	$3,530	$—	$188,939
Inter-geographic revenues	9,329	966	289	(10,584)	—

Net revenues	184,915	10,789	3,819	(10,584)	188,939
Identifiable long-lived assets	10,906	45	620	—	11,571
YEAR ENDED JUNE 30, 2008
Net revenues to unaffiliated customers	$171,715	$10,058	$8,435	$—	$190,208
Inter-geographic revenues	12,975	721	375	(14,071)	—

Net revenues	184,690	10,779	8,810	(14,071)	190,208
Identifiable long-lived assets	14,994	55	524	—	15,573
YEAR ENDED JUNE 30, 2007
Net revenues to unaffiliated customers	$183,628	$9,150	$7,818	$—	$200,596
Inter-geographic revenues	9,343	701	53	(10,097)	—

Net revenues	192,971	9,851	7,871	(10,097)	200,596
Identifiable long-lived assets	20,271	88	385	—	20,744

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, marketable securities and investments in subsidiaries.

Customers comprising 10% or more of the Company’s revenues for the fiscal years shown below are as follows:

	Years Ended June 30,
	2009	2008	2007
Customer A (ACS)	13%	13%	11%
Customer B (ACS)	13	13	10
Customer C (ACS)	*	*	13
Customer D (ACS)	14	*	*
Customer E (ACS)	11	*	*

	51%	26%	34%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective year.

I. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2009 and 2008 were as follows:

	ACS	EBU	Total
JUNE 30, 2007 BALANCE	$57,653	$561	$58,214
Goodwill impairment	—	(561)	(561)

JUNE 30, 2008 and 2009 BALANCE	$57,653	$—	$57,653

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

The Company determines its reporting units in accordance with SFAS 142, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company has determined that its reporting units are the same as its operating segments, which, following the divestiture of the VI and VSG operating segments, includes the ACS and the EBU operating segments. As of June 30, 2009, the ACS operating segment was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only.

The Company tests goodwill for impairment by evaluating the fair value of the reporting unit as compared to the book value. If the book value of the reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. For fiscal 2009, this evaluation was performed in the Company’s fourth quarter. The evaluation was performed consist with prior years and relied on a discounted cash flow analysis, which was corroborated by two market-based analyses: one evaluated guideline companies and another that reviewed comparable transactions. For each analysis performed, the fair value of the reporting unit was deemed to be in excess of the book value. The Company also compared the fair value per the discounted cash flow analysis to the Company’s market cap, noting the market cap was greater than the fair value of the reporting unit. As such, goodwill was determined to be appropriately valued, and no impairment charge was recorded.

In April 2008, the Company determined that a triggering event had occurred due to the planned shutdown of the AUSG reporting unit. As such, an impairment analysis was performed in accordance with SFAS 142 for the AUSG reporting unit, a component of EBU. Based on this evaluation an impairment charge of $561 was recorded. The Company also performed its fiscal 2008 annual impairment test as of May 31, 2008, which resulted in the identification of no additional goodwill impairment charges.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
JUNE 30, 2009
Completed technology	$14,030	$(13,321)	$709	3.2 years
Customer relationships	7,270	(5,585)	1,685	5.2 years
Licensing agreements, trademarks and patents	3,506	(3,400)	106	4.6 years
Non-compete agreements	500	(89)	411	5.0 years

	$25,306	$(22,395)	$2,911

JUNE 30, 2008
Completed technology	$14,030	$(12,761)	$1,269	3.2 years
Customer relationships	7,270	(4,195)	3,075	5.2 years
Licensing agreements, trademarks and patents	3,406	(3,032)	374	5.0 years

	$24,706	$(19,988)	$4,718

Estimated future amortization expense for acquired intangible assets remaining at June 30, 2009 is $1,736 for fiscal 2010, $591 for fiscal 2011, $256 for fiscal 2012, $256 for fiscal 2013, and $72 thereafter.

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

In connection with the divestitures of the Company’s former VI, VSG, Biotech and ES/PS businesses, the Company provided indemnification to the buyers of the respective businesses. The Company’s indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. In addition, the Company also agreed to indemnify the buyer of the VI business for certain post-closing employee severance expenses. The Company’s indemnification obligations regarding the divested businesses are generally subject to caps on the Company’s obligations.

GUARANTEES

As part of the sale of the VSG business reported as discontinued operations in fiscal 2009, the Company made certain guarantees to the buyer in regards to retention bonuses to be paid by the buyer if certain VSG employees remain employed with the buyer in accordance with the terms of their severance agreements, typically six months from the closing date. The Company estimates the obligation against this guarantee will be approximately $730 and has accrued this amount as of June 30, 2009.

As part of the sale of the ES/PS businesses reported as discontinued operations in fiscal 2008, the Company made certain guarantees to the buyer in regards to potential employee severance costs incurred by the buyer if the ES/PS employees were terminated prior to December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made.

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

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of June 30, 2009, the remaining minimum commitment related to this agreement was $1,900, which is the 35% penalty on the remaining inventory balance.

As of June 30, 2009, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $15,790.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2017. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2009, 2008 and 2007 was $3,575, $3,489 and $2,185, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2010	$3,152
2011	2,733
2012	2,515
2013	2,375
2014	2,154
Thereafter	5,989

Total minimum lease payments	$18,918

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

STOCK REPURCHASE PROGRAM

The Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During fiscal 2009, 89,488 shares were reacquired in such transactions for a total cost of $684, while 107,648 shares were reacquired during fiscal 2008 for a total cost of $1,010.

L. Product Warranty Accrual

All of the Company’s product sales generally include a 12 month standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the changes in the Company’s product warranty liability.

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Beginning balance at June 30,	$1,934	$2,455	$2,589
Accruals for warranties issued during the period	2,507	2,182	3,382
Settlements made during the period	(2,691)	(2,703)	(3,516)

Ending balance at June 30,	$1,750	$1,934	$2,455

M. Acquisitions

The Company, from time to time, may acquire interests, either partially or wholly, in businesses the Company deems to be at favorable market prices. The Company generally attempts to make acquisitions from which it can expand its breadth of product offerings, increase its market share and/or realize sales and marketing synergies.

Biotech

On July 25, 2006, the Company purchased an 18% equity interest in a development stage biotech company (“Biotech”) and acquired related intellectual property along with rights to any new or derivative intellectual property for $3,074 (including direct transaction costs of $124 and put option of $2,250). As part of this transaction, the other shareholders of Biotech were provided an option to put the remaining 82% equity interest to the Company for $2,250 subject to certain adjustments. This put option for $2,250 along with a deferred license payment of $150 was accrued for at acquisition and included in the above-described purchase price consideration. On July 2, 2007, Biotech exercised the put option and, upon payment on August 31, 2007, the Company acquired the remaining 82% equity interest. Biotech worked with pharmaceutical and biotechnology researchers to generate and optimize drug candidates by use of their computational fragment-based drug design technology. The results of Biotech’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

In September 2008, the Company completed the sale and divestiture of the Biotech business (see Note N.)

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

Following the April 2008 shut-down of the AUSG reporting unit, the Company no longer sells Nav3D products.

N. Discontinued Operations

In June 2009, the Company closed on the sale of the VSG operating segment for gross consideration of $12,000 in cash. The sale resulted in a gain of $6,406 on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8,231, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1,560, offset by net assets of approximately $3,385.

In January 2009, the Company completed the sale of the VI operating segment for gross consideration of $3,000 in cash. Of the proceeds, a total of $1,100 was held back for general indemnification purposes and employee termination payments to be incurred by the buyer. The sale resulted in a gain of $4,207 on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs, of $990 and the recognition of a cumulative foreign currency translation gain of $3,894, offset by net assets of the business of approximately $780. In December 2008, the Company was required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: the Company’s perceived decline in the market value for the VI business. Based on this interim evaluation, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a goodwill impairment charge of $13,016. In December 2008, the Company also recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1,539.

In September 2008, the Company completed an asset sale of the Biotech business for a $130 cash payment, which was received in the second quarter of fiscal 2009, and $300 of preferred shares in the acquiring entity. The Biotech business was previously reported in the results of the EBU operating segment. The sale resulted in a gain of $328 on disposal of the discontinued operation.

In May 2008, the Company completed the sale of the ES/PS business for $367 plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the VI operating segment. The sale resulted in a loss of $1,005 on disposal of the discontinued operation. The Company benefited from royalty payments through December 2009. These receipts were recorded as gain on sale of discontinued operations, after deducting taxes, when reported to the Company or when the cash is received, whichever was earlier. As of June 30, 2009, total royalty payments received in connection with the sale of the ES/PS business was $217. The loss incurred as a result of the ES/PS business sale was primarily reflective of the Company’s perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, the Company provided a guarantee to the buyer which would have covered a portion of the severance costs if the buyer had to sever any ES/PS employees before December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made. At the time of the sale, the Company reviewed the provisions of the ES/PS sale agreement, specifically the royalty agreement and potential severance obligation, in accordance with EITF 03-13 Applying the Conditions in Paragraph 42 of FASB No. 144 in Determining Whether to Reporting Discontinued Operation. The Company determined that neither agreement allowed for any continued active involvement with ES/PS nor did it enable the Company to influence the operating or financial policies of ES/PS. As such classification as discontinued operations was deemed appropriate. Following the settlement of the severance obligation and the completion of the royalty agreement, the Company has no further involvement with ES/PS.

In April 2008, the Company was required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: the Company’s determination that it was more likely than not that the Company would sell the ES/PS business. Based on this interim evaluation, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a $17,422 impairment charge. The size of the impairment charge was caused primarily by the lack of previously anticipated traction in markets that were previously estimated to be the main growth drivers for the business. This impairment charge is reflected in discontinued operations for fiscal 2008.

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

The amounts reported in income (loss) from discontinued operations were as follows:

	June 30,
	2009	2008
VSG
Revenue	$9,913	$10,975
Income from discontinued operations before income taxes	879	538
VI
Revenue	$5,133	$8,721
Loss from discontinued operations before income taxes	(20,298)	(30,867)
Biotech
Loss from discontinued operations before income taxes	$(743)	$(2,660)
ES/PS
Revenue	—	$3,624
Income from discontinued operations before income taxes	—	991

The amounts reported as assets and liabilities of the discontinued operations were as follows:

	June 30, 2009	June 30, 2008
Accounts receivable, net	$—	$3,114
Inventory	—	492
Prepaid expenses and other current assets	—	928
Property and equipment, net	—	1,130
Goodwill	—	23,303
Acquired intangible assets, net	—	2,783
Other non-current assets	—	316

Assets of discontinued operations	$—	$32,066

Accounts payable	$—	$1,524
Accrued expenses, compensation and warranty	1,207	5,567
Deferred revenue	27	5,719
Other non-current liabilities	—	322

Liabilities of discontinued operations	$1,234	$13,132

O. Debt

Debt consisted of the following:

	June 30,
	2009	2008
Convertible senior notes payable	$—	$125,000
Borrowings under line of credit	33,364	—
Other notes payable and capital lease obligations	46	295
Less: current portion	(33,408)	(125,277)

Total non-current notes payable and capital lease obligations	$2	$18

The following summarizes the future cash payment obligations (excluding interest) as of June 30, 2009:

Year Ending June 30,
2010	$33,408
2011	2
Thereafter	—

$33,410

Convertible Senior Notes Payable

On April 29, 2004, the Company completed a private offering of $125,000 aggregate principal amount of Convertible Senior Notes (the “Notes”), which would have matured on May 1, 2024, bearing interest at 2% per year, payable semiannually in arrears in May and November. The Notes were unsecured, ranked equally in right of payment to the Company’s existing and future unsecured senior debt, and did not subject the Company to any financial covenants.

Under certain circumstances, the Notes would have been convertible into common stock at a conversion rate of 33.0797 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The conversion rate was equal to an initial conversion price of approximately $30.23 per share. At the option of the holder, the Notes could be converted if, on or prior to May 1, 2019, the closing price of the Company’s common stock exceeded $36.28 for at least 20 trading days in a specified 30-day period of each fiscal quarter or on any date after May 1, 2019, the closing price of Mercury’s common stock exceeded $36.28. The Notes could have also been converted at the option of the holder if prior to May 1, 2019, the average trading price for the convertible senior notes was less than 98% of the average conversion value for the convertible senior notes during any five consecutive trading-day period. The holders could have required the Company to repurchase the notes, in whole or in part, (a) on May 1, 2009, 2014 or 2019, (b) upon a change in control, or (c) if the Company’s common stock was neither listed nor approved for trading on specified markets. At the Company’s option, the Notes could be redeemed on or after May 1, 2009 at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest.

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and were amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For fiscal 2009, 2008 and 2007, respectively, additional interest expense from the amortization of these deferred financing costs totaled $705, $846 and $846. The unamortized balance of deferred financing costs totaled approximately $0 and $705 as of June 30, 2009 and 2008, respectively.

On February 4, 2009, the Company repurchased $119,688 (face value) aggregate principal amount from a holder of the Notes. The Company repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. The Company paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by the Company.

On May 1, 2009, the Company repurchased the remaining aggregate principal amount outstanding of $5,312 (face value) of the Notes from the holders of such Notes. The Company repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. The Company paid the consideration for the Notes from cash on hand. The Company has no further obligations under the Notes, which were cancelled upon repurchase.

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

Since March 31, 2006, the Company had not been in compliance with certain of the financial covenants, and the Company elected to prepay the Mortgage Notes in full on October 19, 2006 instead of renegotiating the financial covenants with the holders of the Mortgage Notes. The amount paid by the Company in connection with the prepayment of the Mortgage Notes equaled $10,463, which included the then outstanding principal amount of the Mortgage Notes plus a prepayment premium equal to $708, and a waiver fee equal to $15 in consideration of the note holders’ waiver through October 19, 2006 of the Company’s non-compliance with the financial covenants. The Company included the prepayment premium and waiver fee in interest expense in fiscal 2007.

Borrowings Under Line of Credit

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right to sell the ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The line of credit included in the offering replaced the Company’s previous margin loan facility with UBS. As of June 30, 2009, the Company had $33,364 outstanding against this line of credit, collateralized by the $50,050 par value of the ARS.

P. Income Tax (Benefit) Provision

The components of income (loss) before income taxes and income tax provision (benefit) were as follows:

	Years Ended June 30,
	2009	2008	2007
Income (loss) from continuing operations before income taxes:
United States	$8,465	$(1,968)	$(22,254)
Foreign	(447)	1,241	(1,117)

	$8,018	$(727)	$(23,371)

Income tax provision (benefit) from continuing operations:
Federal:
Current	$1,577	$1,379	$(6,591)
Deferred	(1,651)	1,565	11,674

	(74)	2,944	5,083
State:
Current	253	130	(520)
Deferred	(142)	134	1,001

	111	264	481
Foreign:
Current	72	502	(36)
Deferred	—	—	—

	72	502	(36)

	$109	$3,710	$5,528

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate from continuing operations:

	Years Ended June 30,
	2009	2008	2007
Income taxes at federal statutory rates	35.0%	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	3.2	17.9	(2.2)
Research and development credits	(24.8)	(123.8)	(2.9)
Extraterritorial income exclusion	—	—	(0.1)
Equity compensation	10.2	58.5	3.7
IRS Audit Adjustments	2.9	—	5.2
Goodwill impairment	—	5.0	—
Valuation allowance	(19.3)	595.6	58.6
Other	(5.9)	(7.9)	(3.6)

	1.3%	510.3%	23.7%

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	June 30,
	2009	2008
Deferred tax assets:
Receivable allowances and inventory valuations	$5,143	$4,124
Accrued compensation	1,151	2,003
Equity compensation	4,661	5,009
Property and equipment depreciation	716	867
Federal and state research and development tax credit carryforwards	7,655	7,443
Net operating loss and research and development credit carryforwards of acquired businesses	1,543	4,699
Gain on sales-leaseback	2,243	2,801
Other temporary differences	888	3,374

	24,000	30,320
Valuation allowance	(22,394)	(28,262)

Total deferred tax assets	1,606	2,058
Deferred tax liabilities:
Acquired intangible assets	(492)	(2,343)

Total deferred tax liabilities	(492)	(2,343)

Net deferred tax assets (liabilities)	$1,114	$(285)

The change in the valuation allowance during fiscal year 2009 was $5,868. In fiscal 2009, management determined that it was more likely than not that most of the deferred tax assets would not be utilized in the foreseeable future due to uncertainties surrounding the timing and amounts of future taxable income. As a result, the Company has continued to record a valuation allowance on deferred tax assets. As the Company realized taxable income in fiscal 2009, it released the valuation allowance on net deferred tax assets to the extent that such assets would create taxable losses that could be carried back against fiscal 2009 taxable income. As a result, the Company recorded a decrease in the valuation allowance of $1,925 in fiscal 2009. In addition, the fiscal 2009 disposal of the discontinued operations resulted in a reduction of deferred tax assets for these entities’ loss carryforwards, as well as release of the valuation allowances against those losses. This resulted in a further decrease of $2,915 in the valuation allowance.

At June 30, 2009, the Company had federal and state net operating loss carryforwards of $4,062. The Company also had federal and state research and development credit carryforwards of $939 and $10,332 respectively, which will begin to expire in 2010 and 2018, respectively. As of June 30, 2009, the Company also had approximately $688 in foreign net operating loss carryforwards.

In fiscal 2008, management determined that it was more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income. As a result, the Company recorded an additional valuation allowance of $6,366 during fiscal 2008.

At June 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $4,700. The Company also has federal and state research and development credit carryforwards of $1,312 and $9,431, respectively, which will begin to expire in 2009 and 2017. As of June 30, 2008, the Company had foreign net operating loss carryforwards of $9,100.

The Company files income tax returns in all jurisdictions in which it operates. The Company has established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based upon management’s assessment as to the potential exposures. All tax reserves are analyzed quarterly and adjustments are made as events occur and warrant modification.

Through June 30, 2009 the Company had not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the United States. The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled $2,221 and $2,490 at June 30, 2009 and 2008, respectively.

In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on July 1, 2007 and as result of adoption, the Company had no material change in its liability for unrecognized tax benefits. As of June 30, 2009, the changes in the Company’s reserves for unrecognized income tax benefits were summarized as follows:

	Years Ended June 30,
	2009	2008
Unrecognized tax benefits, beginning of period	$819	$582
Increases for previously recognized positions	568	185
Decreases for previously recognized positions	(390)	(74)
Increases for currently recognized positions	72	126

Unrecognized tax benefits, end of period	$1,069	$819

The Company believes that all of the $1,069 of unrecognized tax benefits as of June 30, 2009 would affect the effective tax rate.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Although the IRS is currently examining fiscal 2006 through 2008, the Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally 2006 through 2008, and believes that tax adjustments in any audited year will not be material.

The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did have accrued interest and did not have any accrued penalties associated with any unrecognized tax benefits. For fiscal 2009, the Company recognized interest of ($21) and penalties of ($39). As of June 30, 2008, the Company had $32 of accrued interest and had $40 of accrued penalties associated with its unrecognized tax benefits.

Q. Restructuring Provision

In fiscal 2008, the Company announced two restructuring plans, one within the ACS business unit (“ACS Plan”) and one within the Emerging Businesses Unit (“AUSG Plan”).

The ACS Plan, for which expense of $2,407 was recorded in fiscal 2008, was enacted to reduce payroll and overhead costs to realign costs with the Company’s revenue base; particularly in regards to its commercial portfolio. In fiscal 2009, this plan was amended to include an increase in restructuring expense of $1,675. This plan included severance costs associated with the elimination of certain executive level positions and to shut down one of the Company’s California sites.

The AUSG Plan was enacted in March 2008 to reduce the financial losses of the AUSG reporting unit and was amended to include an additional provision for restructuring charges in April 2008 following the shutdown of the AUSG reporting unit. A gross provision of $1,507 was recorded during fiscal 2008, primarily due to the elimination of 12 positions. The AUSG Plan was amended in fiscal 2009 to include a provision of $37 for additional restructuring expense.

In response to lower than expected demand in certain sectors of the Company’s business, as well as the need to maintain a competitive cost structure and integrate the Company’s previous acquisitions, the Company incurred a series of restructuring charges totaling $3,724 in fiscal 2007 (the “2007 Plan”). The 2007 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated approximately 90 positions. A gross incremental provision of $540 was recorded during fiscal 2008 due primarily to the elimination of five additional positions and the accrual of various retention bonuses.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2007	$2,365	$—	$—	$2,365

ACS provision	2,944	—	3	2,947
EBU provision	763	43	701	1,507

Total provision	3,707	43	704	4,454
Cash paid	(3,379)	(2)	(704)	(4,085)
Reversals and currency exchange impact	(509)	—	—	(509)

Restructuring liability at June 30, 2008	$2,184	$41	$—	$2,225

ACS provision	1,532	—	143	1,675
EBU provision	—	37	—	37

Total provision	1,532	37	143	1,712
Cash paid	(2,853)	(43)	(37)	(2,933)
Reversals and currency exchange impact	(47)	—	—	(47)

Restructuring liability at June 30, 2009	$816	$35	$106	$957

R. Sale of Long-Lived Asset

In April 2008, the Company exclusively licensed certain intellectual property associated with its AUSG reporting unit (a component of the EBU) and sold certain capital equipment, patents and trademarks to a third-party for $3,200 in cash, payable in May 2008. In connection with this license agreement, the Company separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $100 of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. Through June 30, 2009, the buyer elected to purchase $480 of AUSG inventory as allowed under the agreement. The Company expects to have a continuing involvement in this business due, in part, to the support services offered on the software sold and an expectation of future fees earned on development and runtime software licenses.

S. Employee Benefit Plans

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. During fiscal 2009, 2008 and 2007, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,561, $1,728 and $1,793 during the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

The Company had a deferred compensation plan that allowed eligible employees to defer up to 35% of their total compensation. Increases or decreases in the value of the deferred compensation plan assets were recorded as selling, general and administrative expense in the consolidated statement of operations, while increases or decreases in the value of the deferred compensation plan liabilities were recorded as other income (expense). In December 2008, the Company closed the deferred compensation plan and with all participants fully cashed out in January 2009. At June 30, 2008, the Company had a liability of $1,709 relating to amounts owed under the deferred compensation plan that were classified as long-term liabilities in the consolidated balance sheet and had an asset of $1,329, classified as other non-current assets in the consolidated balance sheet.

T. Related Party Transactions

During fiscal 2009, the Company and the former Chairman of the Board of Directors, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and will be paid out over the service period. In fiscal 2009, the Company made payments of $76 for consulting services under this agreement. Additionally, the Company entered into a 5 year non-compete agreement with Mr. Bertelli. This asset was valued at $500 and is being amortized over the life of the agreement. In fiscal 2009, the Company made payments of $125 under this non-compete agreement.

U. Fair Value of Financial Instruments

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

Level 1—Quoted prices for identical instruments in active markets;

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

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell its ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, the interest expense incurred by the Company will not exceed the interest income earned on the underlying ARS. The ARS had a par value of approximately $50,050 at June 30, 2009.

The Company elected to measure the put option under the fair value option of SFAS No. 159, and recorded income of $5,030, pre-tax, in fiscal 2009. The Company also transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an impairment loss of $5,073, pre-tax, in fiscal 2009. The recording of the put option and the recognition of the impairment loss resulted in an immaterial impact to the consolidated statement of operations for fiscal 2009. The ARS and the put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of the maturity or exercise of the put option.

The following table summarizes the fair value measurements as of June 30, 2009, for the Company’s financial instruments, including its ARS:

	Fair Value Measurements
	June 30, 2009	Level 1	Level 2	Level 3
Assets:
Money market funds	$38,392	$38,392	$—	$—
Restricted cash	3,000	3,000	—	—
Auction rate securities	44,977	—	—	44,977
Put option to sell auction rate securities	5,030	—	—	5,030

Total	$91,399	$41,392	$—	$50,007

The fair values of the Company’s cash equivalents and restricted cash are determined through market, observable and corroborated sources. The volume and level of activity for these sources has been determined to be sufficient primarily due to the market being active, the quantity of recent transactions, pricing being current and no significant recent increases to certain risk factors, and as such, no adjustments to these sources were needed.

The following table is a rollforward of the fair value of the Company’s auction rate securities and put option, whose fair values are determined by Level 3 inputs:

Fair Value
Balance at June 30, 2008	$47,231
Recognition of put option	5,030
Realized losses included in earnings	(5,073)
Redemption of ARS	(222)
Change in temporary valuation adjustment included in comprehensive income	3,041

Balance at June 30, 2009	$50,007

The carrying values of the ARS and related put option reflect changes in the fair value of the underlying securities, which is based on Level 3 unobservable inputs. These unobservable inputs consist of fair values that are provided by the Company’s broker on a monthly basis, which are corroborated by a discounted cash flow analysis that the Company performs. The significant assumptions used by the Company in its analysis include interest rate spreads, credit quality, liquidity premiums and other inputs that are current as of the measurement date, including during periods of market dislocations, such as the recent illiquidity in the ARS market. When performing this analysis the Company notes and analyzes for reasonableness any changes in assumptions. Factors that could cause assumptions to change include fluctuations in consumer confidence which can vary the Company’s credit risk discount factor and cause changes to other rates used in the analysis including the 3-month Libor rate. There were no significant changes in assumptions during fiscal 2009.

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

2009 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$44,840	$45,094	$50,563	$48,442
Cost of revenues	19,913	19,690	21,380	22,526

Gross profit	24,927	25,404	29,183	25,916

Operating expenses:
Selling, general and administrative	12,085	13,929	12,584	12,587
Research and development	10,251	11,632	11,118	9,371
Amortization of acquired intangible assets	1,010	447	498	459
In-process research and development	—	—	—	—
Impairment of long-lived assets	—	—	—	—
Restructuring	239	235	239	999
Gain on sale of long-lived assets	—	—	—	—

Total operating expenses	23,585	26,243	24,439	23,416

Income (loss) from operations	1,342	(839)	4,744	2,500
Interest income	995	686	239	139
Interest expense	(838)	(945)	(497)	(271)
Other (expense) income, net	(146)	(119)	317	711

Income (loss) from operations before income taxes	1,353	(1,217)	4,803	3,079
Income tax expense	—	—	101	8

Net Income (loss) from continuing operations	1,353	(1,217)	4,702	3,071
Loss from discontinued operations, net of income taxes	(3,129)	(15,863)	(704)	(632)
Gain on sale of discontinued operations, net of income taxes	472	16	4,152	6,517

Net (loss) income	$(1,304)	$(17,064)	$8,150	$8,956

Net earnings (loss) per common share:
Basic net earnings (loss) per share:
Continuing operations	$0.06	$(0.05)	$0.21	$0.14
Loss from discontinued operations	(0.14)	(0.72)	(0.03)	(0.03)
Gain on sale of discontinued operations	0.02	—	0.19	0.29

Net (loss) income	$(0.06)	$(0.77)	$0.37	$0.40

Diluted net earnings (loss) per share:
Continuing operations	$0.06	$(0.05)	$0.21	$0.14
Loss from discontinued operations	(0.14)	(0.72)	(0.03)	(0.03)
Gain on sale of discontinued operations	0.02	—	0.18	0.29

Net (loss) income	$(0.06)	$(0.77)	$0.36	$0.40

Significant quarterly items for fiscal 2009 include the following: (i) in the fourth quarter restructuring charges of $1.0 million were incurred, (ii) in the fourth quarter a $6.4 million gain was recorded related on the sale of the VSG business unit, (iii) in the third quarter the Company sold its VI business unit resulting in a gain on sale of discontinued operations of $4.2 million, (iv) in the third and fourth quarters interest income decreased primarily due to decreased interest earned on the Company’s auction rate securities, and (v) in the third and fourth quarter interest expense decreased primarily due to the payoff of the Company’s $125.0 million aggregate principal amount Notes. Prior periods’ results have been restated to reclassify all discontinued operations activity to the income from discontinued operations line in the consolidated statement of operations.

2008 (in thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$42,681	$47,217	$50,674	$49,636
Cost of revenues	16,089	19,214	22,308	22,660

Gross profit	26,592	28,003	28,366	26,976

Operating expenses:
Selling, general and administrative	15,219	17,193	16,685	13,987
Research and development	11,421	11,135	11,992	10,686
Amortization of acquired intangible assets	1,290	1,290	1,291	1,275
In-process research and development	—	—	—	—
Impairment of long-lived assets	—	—	—	561
Restructuring	7	192	1,054	3,201
Gain on sale of long-lived assets	—	—	—	(3,151)

Total operating expenses	27,937	29,810	31,022	26,559

(Loss) income from operations	(1,345)	(1,807)	(2,656)	417
Interest income	2,103	2,109	1,541	736
Interest expense	(844)	(839)	(839)	(838)
Other income, net	365	154	476	540

Income (loss) from operations before income taxes	279	(383)	(1,478)	855
Income tax expense (benefit)	1,447	(263)	732	1,794

Net loss from continuing operations	(1,168)	(120)	(2,210)	(939)
Loss from discontinued operations, net of income taxes	(2,140)	(5,967)	(3,429)	(18,435)
Loss on sale of discontinued operations, net of income taxes	—	—	—	(1,005)

Net loss	$(3,308)	$(6,087)	$(5,639)	$(20,379)

Net loss per common share:
Basic net loss per share:
Continuing operations	$(0.05)	$—	$(0.10)	$(0.04)
Loss from discontinued operations	(0.10)	(0.28)	(0.16)	(0.85)
Loss on sale of discontinued operations	—	—	—	(0.05)

Net loss	$(0.15)	$(0.28)	$(0.26)	$(0.94)

Diluted net loss per share:
Continuing operations	$(0.05)	$—	$(0.10)	$(0.04)
Loss from discontinued operations	(0.10)	(0.28)	(0.16)	(0.85)
Loss on sale of discontinued operations	—	—	—	(0.05)

Net loss	$(0.15)	$(0.28)	$(0.26)	$(0.94)

Significant quarterly items for fiscal 2008 include the following: (i) in the third quarter and fourth quarter restructuring charges of $1.1 million and $3.2 million, respectively were incurred, (ii) in the fourth quarter a $3.2 million gain was recorded related to the sale of certain AUSG long-lived and other assets, (iii) in the fourth quarter the Company sold a portion of its VI business unit resulting in a loss on sale of discontinued operations of $1.0 million and (iv) in the third and fourth quarters interest income decreased primarily due to decreased interest earned on our auction rate securities. Prior periods’ results have been restated to reclassify all discontinued operations activity to the income from discontinued operations line in the consolidated statement of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation as of June 30, 2009 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2009 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2009. The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2009 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement for the Shareholders Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement for the Shareholders Meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement for the Shareholders Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement for the Shareholders Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.	Financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2009 and 2008

Consolidated Statements of Operations for the fiscal years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the fiscal years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(IN THOUSANDS)

Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2009	$508	$115	$34	$164	$425
2008	$519	$84	$11	$84	$508
2007	$489	$54	$—	$24	$519

Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2009	$28,262	$—	$—	$5,868	$22,394
2008	$21,896	$6,366	$—	$—	$28,262
2007	$8,887	$13,009	$—	$—	$21,896

Prior year results have been reclassified for the discontinuation of the Visage Imaging (“VI”) and Visualization Sciences Group (“VSG”) operating segments and for the sale of the Biotech business (see Note N to the consolidated financial statements).

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page     , which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on September 4, 2009.

MERCURY COMPUTER SYSTEMS, INC.

By	/s/ ROBERT E. HULT
Robert E. Hult SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARK ASLETT Mark Aslett	President, Chief Executive Officer and Director (principal executive officer)	September 4, 2009

/s/ ROBERT E. HULT Robert E. Hult	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	September 4, 2009

/s/ KARL D. NOONE Karl D. Noone	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	September 4, 2009

/s/ ALBERT P. BELLE ISLE Albert P. Belle Isle	Director	September 4, 2009

/s/ GEORGE W. CHAMILLARD George W. Chamillard	Director	September 4, 2009

/s/ RUSSELL K. JOHNSEN Russell K. Johnsen	Chairman of the Board of Directors	September 4, 2009

/s/ WILLIAM K. O’BRIEN William K. O’Brien	Director	September 4, 2009

/s/ LEE C. STEELE Lee C. Steele	Director	September 4, 2009

/s/ VINCENT VITTO Vincent Vitto	Director	September 4, 2009

/s/ RICHARD P. WISHNER Richard P. Wishner	Director	September 4, 2009

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1††	Articles of Organization
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.2.1	Bylaws, as amended through September 22, 2004 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
3.2.2	Amendment No. 1 to Bylaws, dated December 17, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on December 20, 2007)
3.2.3	Amendment No. 2 to Bylaws, dated January 21, 2008 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on January 24, 2008)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
4.2	Shareholder Rights Agreement, dated as of December 14, 2005, between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.) (incorporated herein by reference to Exhibit 2 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
10.1.1*	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 18, 2004)
10.1.2*	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.1.3*	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 17, 2005)
10.1.4*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.2.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005)
10.2*††	1998 Stock Option Plan
10.3*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 15, 2006)
10.4*††	Form of Indemnification Agreement between the Company and each of its current directors
10.5*†	Summary of Annual Bonus Program for Fiscal Year 2009
10.6*†	Annual Executive Bonus Plan – Corporate Financial Performance
10.7*†	Annual Executive Bonus Plan – Individual Performance
10.8.1.1*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on October 17, 2008)
10.8.1.2*	Amendment to 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Item 5.02(e) of the Company’s current report on Form 8-K filed on April 24, 2009)
10.8.2*	Form of Stock Option Agreement with James R. Bertelli under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 2, 2006)
10.8.3*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 21, 2006)
10.8.4*	Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on November 16, 2005)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.8.5*	Form of Restricted Stock Award Agreement with James R. Bertelli under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed on November 16, 2005)
10.8.6*	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.8.7*	Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on September 28, 2007)
10.9.1*	Form of Change in Control Severance Agreement between the Company and the executive officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 23, 2006)
10.9.2*	First Amendment to Form of Change in Control Severance Agreement between the Company and the executive officers of the Company (incorporated herein by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.10*	Compensation Policy for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.11.1*	Employment Agreement dated March 8, 2007 between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 13, 2007)
10.11.2*	First Amendment to Employment Agreement, dated September 26, 2007, by and between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2007)
10.11.3*	Second Amendment to Employment Agreement, dated as of December 14, 2007, by and between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2007)
10.11.3*	Third Amendment to Employment Agreement, dated as of December 22, 2008, by and between the Company and Robert E. Hult (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.12.1*	Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)
10.12.2*	First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.13.1*	Agreement, dated as of March 27, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008)
10.13.2*	First Amendment to Agreement, dated as of December 22, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.14*	Purchase and Sale Agreement dated as of April 12, 2007 among 1999 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.15*	Lease Agreement dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.16*	Retirement Agreement, dated as of July 24, 2008, by and between the Company and James R. Bertelli (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.17*	Separation Agreement and Release, dated as of July 1, 2008, by and between the Company and Joel B. Radford (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008)
10.18	Credit Line Agreement and addendums, dated December 11, 2008, between the Company and UBS Bank USA (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1#	Agreement with UBS Financial Services Inc. regarding margin loan facility (incorporated by reference to Exhibit 99.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on May 8, 2009

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
††	Indicates an exhibit the Company is refiling with this Form 10-K since the Company cannot incorporate by reference to Exchange Act reports that are more than five years old.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
#	This agreement was superseded and terminated following the original filing date of the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.