Form 10-Q
period 2009-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2009-11-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Shares of Common Stock outstanding as of November 1, 2009: 23,509,406 shares

MERCURY COMPUTER SYSTEMS, INC.

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2009 (unaudited)	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$49,250	$46,950
Marketable securities	44,767	44,977
Accounts receivable, net of allowance of $425 at September 30, 2009 and June 30, 2009	35,304	28,595
Inventory	14,731	16,805
Option to sell auction rate securities at par	4,861	5,030
Prepaid expenses and other current assets	3,424	3,748

Total current assets	152,337	146,105
Property and equipment, net	7,524	7,960
Goodwill	57,653	57,653
Acquired intangible assets, net	2,477	2,911
Other non-current assets	5,895	4,743

Total assets	$225,886	$219,372

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,433	$3,770
Accrued expenses	6,783	7,449
Accrued compensation	6,550	9,372
Borrowings under line of credit and current capital lease obligations	33,114	33,408
Income taxes payable	3,682	2,316
Deferred revenues and customer advances	7,854	7,840
Current liabilities of discontinued operations	876	1,234

Total current liabilities	67,292	65,389
Non-current capital lease obligations	—	2
Deferred gain on sale-leaseback	7,581	7,870
Other non-current liabilities	1,308	1,074

Total liabilities	76,181	74,335
Commitments and contingencies (Note O)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 22,453,545 and 22,376,069 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	225	224
Additional paid-in capital	105,180	104,843
Retained earnings	43,671	39,313
Accumulated other comprehensive income	629	657

Total shareholders’ equity	149,705	145,037

Total liabilities and shareholders’ equity	$225,886	$219,372

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended September 30,
	2009	2008
Net revenues	$47,431	$44,840
Cost of revenues	20,129	19,913

Gross profit	27,302	24,927
Operating expenses:
Selling, general and administrative	11,344	12,085
Research and development	10,196	10,251
Amortization of acquired intangible assets	434	1,010
Restructuring .	273	239

Total operating expenses	22,247	23,585

Income from operations	5,055	1,342
Interest income	79	995
Interest expense	(57)	(838)
Other income (expense), net	254	(146)

Income from continuing operations before income taxes	5,331	1,353
Income tax expense	906	—

Income from continuing operations	4,425	1,353
Income (loss) from discontinued operations, net of income taxes	30	(3,129)
(Loss) gain on sale of discontinued operations, net of income taxes	(97)	472

Net income (loss)	$4,358	$(1,304)

Basic net earnings (loss) per share:
Income from continuing operations	$0.20	$0.06
Income (loss) from discontinued operations	—	(0.14)
(Loss) gain on sale of discontinued operations	(0.01)	0.02

Net income (loss)	$0.19	$(0.06)

Diluted net earnings (loss) per share:
Income from continuing operations	$0.19	$0.06
Income (loss) from discontinued operations	—	(0.14)
Gain on sale of discontinued operations	—	0.02

Net income (loss)	$0.19	$(0.06)

Weighted-average shares outstanding:
Basic	22,400	22,009

Diluted	22,741	22,283

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,358	$(1,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,688	3,026
Stock-based compensation	489	1,424
Deferred income taxes	(1,482)	(12)
Non-cash interest	—	211
Gross tax windfall from stock-based compensation	(336)	(358)
Loss (gain) on sale of discontinued operations	97	(472)
Other non-cash expenses	(395)	(305)
Changes in operating assets and liabilities:
Accounts receivable	(6,724)	5,920
Inventory	2,062	3,140
Prepaid expenses and other current assets	447	3,521
Other assets	(6)	169
Accounts payable and accrued expenses	732	(7,922)
Deferred revenues and customer advances	20	(3,708)
Income taxes payable	1,365	(288)
Other non-current liabilities	292	(406)

Net cash provided by operating activities	2,607	2,636

Cash flows from investing activities:
Purchases of marketable securities	—	(24,778)
Sales and maturities of marketable securities	402	24,887
Purchases of property and equipment	(817)	(1,111)
Proceeds from sale of discontinued operations	216	—
Payments for acquired intangible assets	(58)	—

Net cash used in investing activities	(257)	(1,002)

Cash flows from financing activities:
Proceeds from employee stock plans	73	166
Payments under line of credit	(259)	—
Gross tax windfall from stock-based compensation	336	358
Repurchases of common stock	(225)	(239)
Payments of capital lease obligations	(37)	(42)

Net cash (used in) provided by financing activities	(112)	243

Effect of exchange rate changes on cash and cash equivalents	62	4

Net increase in cash and cash equivalents	2,300	1,881
Cash and cash equivalents at beginning of period	46,950	59,045

Cash and cash equivalents at end of period	$49,250	$60,926

Cash paid (received) during the period for:
Interest	$—	$—
Income taxes, net	776	(2,804)
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$4,980	$26

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. The Company’s solutions are involved in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s systems process real-time radar, sonar and signals intelligence data. The Company’s systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. The Company also provides radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the defense prime contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”) to focus on reaching the federal intelligence agencies and homeland security programs. The Company’s primary markets are aerospace and defense, which includes systems for radar, electronic warfare, sonar, Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (“ISR”) and electro-optical; and commercial markets, which includes homeland security, telecommunications and semiconductor markets.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended June 30, 2009 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements, excluding the statement of cash flows, were reclassified to reflect the discontinuation and sale of the Biotech business (“Biotech”), the Embedded Systems and Professional Services (“ES/PS”) businesses, the Visage Imaging (“VI”) business and the Visualization Sciences Group (“VSG”) business, in accordance with FASB ASC 360 (“FASB ASC 360”), Property, Plant, and Equipment, previously SFAS No. 144 (see Note P).

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles (“ASU 2009-1”), which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Effective July 1, 2009, the Company adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends FASB ASC Topic 605, Revenue Recognition. ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for the Company July 1, 2010; however, the Company has elected to early adopt as permitted by the guidance. As such, the Company will prospectively apply the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009. See Note C for disclosures regarding the adoption of ASU 2009-13.

Effective July 1, 2009, the Company adopted ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which amends FASB ASC Topic 985, Software. ASU 2009-14 amends the FASB ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance is effective for the Company July 1, 2010, however; the Company has elected to early adopt as permitted by the guidance. As such, the Company will prospectively apply the provisions of ASU 2009-14 to all revenue arrangements entered into or materially modified after July 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

Effective July 1, 2009, the Company adopted FASB ASC 805, Business Combinations (“FASB ASC 805” and formerly referred to as SFAS No. 141(R) and SFAS No. 141(R)-1). FASB ASC 805 requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. Additionally, FASB ASC 805-20 provides further guidance on the initial recognition and measurement, subsequent measurement and accounting, and discloses assets and liabilities arising from contingencies in business combinations. The guidance within FASB ASC 805 is effective prospectively for any acquisitions made after July 1, 2009. In the period of adoption, the Company had no acquisitions and as such, the adoption did not have a material impact on the Company’s financial position or results of operations.

Effective July 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into Topic 350—Intangibles—Goodwill and Other (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on July 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact the Company’s financial position or results of operations as the Company did not acquire any intangible assets during the three months ended September 30, 2009.

Effective July 1, 2009, the Company adopted FSP No. 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC 825, Financial Instruments (“FASB ASC 825”). FASB ASC 825 requires disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

Effective June 2009, the Company adopted FASB SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. In accordance with SFAS 165, the Company has evaluated subsequent events through November 9, 2009, the date of issuance of consolidated financial statements. During the period from October 1, 2009 to November 9, 2009, the Company did not have any material recognizable subsequent events.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. Changes to the FASB ASC as a result of this update are effective for the Company on October 1, 2009. The Company does not believe that adoption of these changes will have a material effect on its financial position or results of operations.

C. Multiple-Deliverable Arrangements

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in the three months ended September 30, 2009 was approximately 60% of total revenues. Revenue recognized under multiple-deliverable arrangements in the three months ended September 30, 2008 was approximately 59% of total revenues. Typically, 90% of the Company’s multiple-deliverable revenue arrangements ship complete within the same quarter.

Effective July 1, 2009, the Company adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB ASC Topic 605, Revenue Recognition. ASU 2009-13 amends FASB ASC Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for the Company on July 1, 2010, however, the Company has elected to early adopt, as permitted by the guidance. As such, the Company has prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009.

Per the provisions of ASU 2009-13, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price (“ESP”). The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company typically will determine selling price using VSOE or if not available, in accordance with ASU 2009-13, ESP.

VSOE is generally limited to the price charged when the same or similar product is sold separately or, if applicable, the stated substantive renewal rate in the agreement. If a product or service is seldom sold separately, it is unlikely that the Company can determine VSOE for the product or service. The Company defines VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by the Company.

TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. As noted above, the Company typically is not able to use TPE as the Company is usually not able to obtain sufficient information on competitor pricing to substantiate TPE.

If we are unable to establish selling price using VSOE or TPE, and the order was received or materially modified after the Company’s ASU 2009-13 implementation date of July 1, 2009, the Company will use ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis.

The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies (as evident in the price list as established and updated on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

During the current quarter, the Company has primarily used its ongoing pricing strategy and policies to determine ESP. The Company has corroborated the ESP determined by ongoing pricing strategy and policies with the cost to produce the deliverable, the anticipated margin on the deliverable, the selling price and profit margin for similar parts and the characteristics of the varying markets in which the deliverables are sold. The Company will determine ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement.

The Company plans to analyze the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

As a result of implementing ASU 2009-13, the Company recognized $1,916 as revenue in the three months ended September 30, 2009 that would have been deferred under the previous guidance for multiple element arrangements. The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables.

D. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 2,592,264 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,002,056 shares available for future grant under the 2005 Plan at September 30, 2009.

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

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the ESPP to 800,000 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were no shares issued under the ESPP during the three months ended September 30, 2009 and 2008. Shares available for future purchase under the ESPP totaled 47,924 at September 30, 2009.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2008	3,732,671	$16.88	6.20
Grants	558,864	6.68
Exercises	(21,790)	7.68
Cancellations(1)	(1,290,074)	19.57

Outstanding at June 30, 2009	2,979,671	$13.87	5.69
Grants	—	—
Exercises	(8,500)	8.62
Cancellations	(201,669)	11.81

Outstanding at September 30, 2009	2,769,502	$14.03	5.40

(1)	Options cancelled as part of the Company’s shareholder-approved option exchange program, totaling 394,270 options, are included in the cancellation figure.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2008:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2008	866,123	$13.18
Granted(1)	384,445	5.99
Vested	(375,209)	13.48
Forfeited	(209,106)	12.70

Outstanding at June 30, 2009	666,253	$8.97
Granted	504,600	9.87
Vested	(92,232)	11.73
Forfeited	(71,000)	7.53

Outstanding at September 30, 2009	1,007,621	$9.27

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program, totaling 153,545 awards, at a weighted-average fair value of $8.71, are included in the granted figure.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2009 and 2008 in accordance with FASB ASC 718 (“FASB ACS 718”), Compensation—Stock Compensation, previously SFAS No. 123R, and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended September 30,
	2009	2008
Cost of revenues	$37	$68
Selling, general and administrative	400	730
Research and development	52	312

Share-based compensation expense before tax	489	1,110
Income taxes	—	—

Net compensation expense	$489	$1,110

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
Weighted-average fair value of options granted	$—	(4)	$4.44
Option life	—	(4)	5.5 years	(1)
Risk-free interest rate	—	(4)	3.1	%(2)
Stock volatility	—	(4)	57	%(3)
Dividend rate	—	(4)	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.
(4)	No stock options were granted by the Company during the three months ended September 30, 2009. The Company granted 504,600 restricted stock awards in the same period during the prior year.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Weighted-average fair value of stock purchase rights granted	$3.98	$2.94
Option life	6 months	6 months
Risk-free interest rate	0.3%	2.1%
Stock volatility	96%	93%
Dividend rate	0%	0%

E. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,
	2009	2008
Income from continuing operations—basic	$4,425	$1,353
Income (loss) from discontinued operations	30	(3,129)
(Loss) gain on sale of discontinued operations	(97)	472

Net income (loss)	$4,358	$(1,304)

Shares used in computation of net earnings (loss) per share—basic	22,400	22,009
Effect of dilutive stock options and restricted stock	341	274

Shares used in computation of net earnings (loss) per share—diluted	22,741	22,283

Net earnings (loss) per share—basic
Income from continuing operations	$0.20	$0.06
Loss from discontinued operations	—	(0.14)
(Loss) gain on sale of discontinued operations	(0.01)	0.02

Net earnings (loss)	$0.19	$(0.06)

Net earnings (loss) per share—diluted
Income from continuing operations	$0.19	$0.06
Loss from discontinued operations	—	(0.14)
Gain on sale of discontinued operations	—	0.02

Net earnings (loss)	$0.19	$(0.06)

Weighted average equity instruments to purchase 3,436,418 and 3,900,319 shares of common stock were not included in the calculation of diluted net income (loss) per share for the three months ended September 30, 2009 and 2008, respectively, because the equity instruments were antidilutive. Additionally, the 4,135,000 shares which represented the securities contingently issuable under the Company’s then outstanding Convertible Senior Notes were not included in the diluted net loss per share for the three months ended September 30, 2008 because the equity instruments were antidilutive. The Convertible Senior Notes were repurchased in full in fiscal 2009.

F. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$4,358	$(1,304)
Other comprehensive loss:
Foreign currency translation adjustments	55	(1,726)
Change in unrealized loss on marketable securities	(83)	(1,263)

Other comprehensive loss	(28)	(2,989)

Total comprehensive income (loss)	$4,330	$(4,293)

G. Marketable Securities

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

Beginning in mid-February 2008, auctions held for the Company’s ARS failed. As a result, the Company was not able to access these funds, and therefore, the ARS investments were determined to lack short-term liquidity and were classified as non-current in the consolidated balance sheet. In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell these ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, the Company forgoes the interest income on the underlying ARS while the borrowings are outstanding and in return are not charged any interest expense. As the settlement date with UBS is within one year from the September 30, 2009 balance sheet date and the Company intends to exercise the put option on June 30, 2010, the Company has classified the fair value of the ARS as current marketable securities. After the Company sold $400 of securities during the period, the ARS had a par value of approximately $49,650 at September 30, 2009.

At the time of the rights offering, the Company elected to measure the put option under the fair value option of FASB ASC 825-10 (“FASB ASC 825-10”), Financial Instruments, previously SFAS No. 159, and recorded income of $5,030, pre-tax, in fiscal 2009. The Company also transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an impairment loss of $5,073, pre-tax, in fiscal 2009. The recording of the put option and the recognition of the impairment loss resulted in an immaterial impact to the consolidated statement of operations for fiscal 2009. The put option will continue to be measured at fair value utilizing Level 3 inputs, as described in FASB ASC 820, (“FASB ASC 820”), Fair Value Measurements and Disclosures, previously SFAS 157, until the earlier of its maturity or exercise (see Note H). Consistent with the ARS, the Company reclassified the put option from a non-current asset to current as of June 30, 2009. In accordance with FASB ASC 820, the Company re-measured the put option at September 30, 2009. The resulting valuation decreased the put option by $169. The difference between the put option and impairment loss resulted in an immaterial impact to the consolidated statement of operations for the period ended September 30, 2009.

The following table summarizes the marketable securities of the Company as of September 30, 2009 and June 30, 2009:

	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Market Value
Trading Securities
SEPTEMBER 30, 2009
Short-term marketable securities:
Auction rate securities	$49,661	$—	$(4,894)	$44,767

JUNE 30, 2009
Short-term marketable securities:
Auction rate securities	$50,062	$—	$(5,085)	$44,977

The Company’s investments in marketable securities consisted entirely of auction rate securities with maturities upwards of 40 years; however, as a result of the settlement noted above, the remaining maturities were less than one year as of September 30, 2009. For the fiscal year ended June 30, 2009, realized gains and losses from the sale of available-for-sale securities were immaterial.

H. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, restricted cash and auction rate securities. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements as of September 30, 2009, for the Company’s financial instruments, including its ARS:

	Fair Value Measurements
	September 30, 2009	Level 1	Level 2	Level 3
Assets:
Money market funds	$43,411	$43,411	$—	$—
Restricted cash	3,000	3,000	—	—
Auction rate securities	44,767	—	—	44,767
Put option to sell auction rate securities	4,861	—	—	4,861

Total	$96,039	$46,411	$—	$49,628

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

The following table is a rollforward of the fair value of the Company’s auction rate securities and put option, whose fair values are determined by Level 3 inputs:

Fair Value
Balance at June 30, 2008	$47,231
Recognition of change in put option	5,030
Realized losses included in earnings	(5,073)
Redemption of ARS	(222)
Change in temporary valuation adjustment included in comprehensive income	3,041

Balance at June 30, 2009	$50,007
Recognition of change in put option	(169)
Realized gains included in earnings	190
Redemption of ARS	(400)

Balance at September 30, 2009	$49,628

The carrying values of the ARS and related put option reflect changes in the fair value of the underlying securities, which is based on Level 3 unobservable inputs. These unobservable inputs consist of fair values that are provided by the Company’s broker on a monthly basis, which are corroborated by a discounted cash flow analysis that the Company performs. The significant assumptions used by the Company in its analysis include interest rate spreads, credit quality, liquidity premiums and other inputs that are current as of the measurement date, including during periods of market dislocations, such as the recent illiquidity in the ARS market. When performing this analysis the Company notes and analyzes for reasonableness any changes in assumptions. Factors that could cause assumptions to change include fluctuations in consumer confidence, which can vary the Company’s credit risk discount factor and cause changes to other rates used in the analysis including the 3-month Libor rate. Since the October 2008 election to participate in the rights offering, there have been no material changes in the assumptions used by the Company in its discounted cash flow analysis.

I. Inventory

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

	September 30, 2009	June 30, 2009
Raw materials	$5,684	$5,991
Work in process	5,227	6,240
Finished goods	3,820	4,574

Total	$14,731	$16,805

There are no amounts in inventory relating to contracts having production cycles longer than one year.

J. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2009	June 30, 2009
Computer equipment and software	$65,708	$64,954
Furniture and fixtures	6,800	6,800
Building and leasehold improvements	598	597
Machinery and equipment	2,178	2,084

	75,284	74,435
Less: accumulated depreciation and amortization	(67,760)	(66,475)

	$7,524	$7,960

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2009 and 2008 was $1,254 and $1,500, respectively.

K. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. Following the discontinuation and sale of the ES/PS businesses, the Biotech business, the VI business and the VSG business, the Company is organized in two business units. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance computing solutions with key market segments, including aerospace and defense, semiconductor, telecommunications and medical diagnostic imaging. This segment also provides software and customized design services to meet the specified requirements of military and commercial applications.

•

Mercury Federal Systems (“MFS”). Formerly referred to as the “Emerging Business Unit” segment, this business unit has historically been focused on the cultivation of new business opportunities that benefit from our capabilities across markets. Following the sale of the Biotech business and the shutdown of the Avionics and Unmanned Systems Group (“AUSG”) reporting unit, this business unit now solely consists of the Company’s wholly-owned subsidiary, Mercury Federal Systems, Inc. As such, beginning in the first quarter of fiscal 2010, this segment was renamed “Mercury Federal Systems (MFS)”. Current areas of focus include services and support work with federal intelligence agencies and homeland security programs including designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces.

Prior year results have been reclassified for the discontinuation of the Visage Imaging (“VI”) and Visualization Sciences Group (“VSG”) operating segments and for the sale of the Biotech business. These operating segments were reclassified into the discontinued operations line items on the consolidated balance sheets and consolidated statements of operations (see Note P).

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

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2009
Net revenues to unaffiliated customers	$44,359	$3,072	$—	$—	$47,431
Intersegment revenues	894	70	—	(964)	—

Net revenues	45,253	3,142	—	(964)	47,431
Income (loss) from operations	5,607	(63)	(489)	—	5,055
Depreciation and amortization expense	1,681	7	—	—	1,688
THREE MONTHS ENDED SEPTEMBER 30, 2008
Net revenues to unaffiliated customers	$44,635	$205	$—	$—	$44,840
Intersegment revenues	—	70	—	(70)	—

Net revenues	44,635	275	—	(70)	44,840
Income (loss) from operations	3,064	(586)	(1,110)	(26)	1,342
Depreciation and amortization expense	2,504	6	—	—	2,510

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2009
Net revenues to unaffiliated customers	$44,538	$1,753	$1,140	$—	$47,431
Inter-geographic revenues	1,863	69	61	(1,993)	—

Net revenues	46,401	1,822	1,201	(1,993)	47,431
THREE MONTHS ENDED SEPTEMBER 30, 2008
Net revenues to unaffiliated customers	$42,530	$2,007	$303	$—	$44,840
Inter-geographic revenues	1,522	135	2	(1,659)	—

Net revenues	44,052	2,142	305	(1,659)	44,840

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2009	10,483	38	658	—	11,179
June 30, 2009	10,906	45	620	—	11,571

Identifiable long-lived assets exclude goodwill, intangible assets, deferred tax accounts, marketable securities, investments in subsidiaries and investments in other entities.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2009	2008
Customer A (ACS)	20%	25%
Customer B (ACS)	19%	12%
Customer C (ACS)	15%	* %
Customer D (ACS)	12%	* %
Customer E (ACS)	* %	15%

	66%	52%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

L. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill at September 30, 2009 and June 30, 2009 was $57,653.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, which, following the divestiture of the VI and VSG operating segments, includes the ACS and the MFS operating segments. As of June 30, 2009, ACS was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only.

The Company tests goodwill for impairment annually by evaluating the fair value of the reporting unit as compared to the book value. If the book value of the reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. For fiscal 2009, this evaluation was performed in the Company’s fourth quarter. The evaluation was performed consistent with prior years and relied on a discounted cash flow analysis, which was corroborated by two market-based analyses: one evaluated guideline companies and another that reviewed comparable transactions. For each analysis performed, the fair value of the reporting unit was deemed to be in excess of the book value. The Company also compared the fair value per the discounted cash flow analysis to the Company’s market cap, noting the market cap was greater than the fair value of the reporting unit. As such, as of June 30, 2009, goodwill was determined to be appropriately valued, and no impairment charge was recorded.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
SEPTEMBER 30, 2009
Completed technology	$14,030	$(14,030)	$—	3.2 years
Customer relationships	7,270	(5,929)	1,341	5.2 years
Licensing agreements, trademarks and patents	3,514	(2,766)	748	4.7 years
Non-compete agreements	500	(112)	388	5.0 years

	$25,314	$(22,837)	$2,477

JUNE 30, 2009
Completed technology	$14,030	$(14,021)	$9	3.2 years
Customer relationships	7,270	(5,585)	1,685	5.2 years
Licensing agreements, trademarks and patents	3,506	(2,700)	806	4.6 years
Non-compete agreements	500	(89)	411	5.0 years

	$25,306	$(22,395)	$2,911

Estimated future amortization expense for acquired intangible assets remaining at September 30, 2009 is $1,302 for fiscal 2010, $600 for fiscal 2011, $256 for fiscal 2012, $256 for fiscal 2013, and $63 for fiscal 2014 onward.

M. Debt

Debt consisted of the following:

	September 30, 2009	June 30, 2009
Borrowings under line of credit	$33,105	$33,364
Other notes payable and capital lease obligations	9	46
Less: current portion	(33,114)	(33,408)

Total non-current notes payable and capital lease obligations	$—	$2

Borrowings Under Line of Credit

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right to sell the ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The line of credit included in the offering replaced the Company’s previous margin loan facility with UBS. As of September 30, 2009, the Company had $33,105 outstanding against this line of credit, collateralized by the $49,650 par value of the ARS.

N. Commitments and Contingencies

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

GUARANTEES

As part of the sale of the VSG business reported as discontinued operations in fiscal 2009, the Company made certain guarantees to the buyer in regards to retention bonuses to be paid by the buyer if certain VSG employees remain employed with the buyer in accordance with the terms of their severance agreements, typically six months from the closing date. The Company estimated the obligation against this guarantee to be approximately $730 and accrued this amount as of June 30, 2009. During the three months ended September 30, 2009, one VSG employee was no longer employed with the buyer and the obligation against this guarantee was reduced to $701. There were no retention payments made during the three months ended September 30, 2009.

As part of the sale of the ES/PS businesses reported as discontinued operations in fiscal 2008, the Company made certain guarantees to the buyer in regards to potential employee severance costs incurred by the buyer if the ES/PS employees were terminated prior to December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made.

PURCHASE COMMITMENTS

The Company’s purchase obligations typically represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. At September 30, 2009, the purchase commitments covered by these agreements were for less than one year and aggregated approximately $22,558.

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of September 30, 2009, the remaining minimum commitment related to this agreement was $1,847, which is the 35% penalty on the remaining inventory balance.

O. Shareholders’ Equity

STOCK REPURCHASE PROGRAM

The Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During the three months ended September 30, 2009, 23,256 shares were reacquired in such transactions for a total cost of $225. During fiscal 2009, 89,488 shares were reacquired in such transactions for a total cost of $684.

P. Discontinued Operations

In June 2009, the Company closed on the sale of the VSG operating segment for gross consideration of $12,000 in cash. The sale resulted in a gain of $6,406 on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8,231, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1,560, offset by net assets of approximately $3,385. There was no material adjustments to the gain on disposal during the three months ended September 30, 2009.

In January 2009, the Company completed the sale of the VI operating segment for gross consideration of $3,000 in cash. Of the proceeds, a total of $1,100 was held back for general indemnification purposes and employee termination payments to be incurred by the buyer. The sale resulted in a gain of $4,207 on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs, of $990 and the recognition of a cumulative foreign currency translation gain of $3,894, offset by net assets of the business of approximately $780. The gain was adjusted to $4,060 during the first quarter of fiscal 2010 to account for an indemnification claim made by the buyer against the Company for which the Company believed, as of September 30, 2009, it was liable. In December 2008, the Company was required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: the Company’s perceived decline in the market value for the VI business. Based on this interim evaluation, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a goodwill impairment charge of $13,016. In December 2008, the Company also recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1,539.

In September 2008, the Company completed an asset sale of the Biotech business for a $130 cash payment, which was received in the second quarter of fiscal 2009, and $300 of preferred shares in the acquiring entity. The Biotech business was previously reported in the results of the MFS operating segment, formerly referred to as the Emerging Business Unit. The sale resulted in a gain of $328 on disposal of the discontinued operation.

In May 2008, the Company completed the sale of the ES/PS business for $367 plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the VI operating segment. The sale resulted in a loss of $1,005 on disposal of the discontinued operation. The Company benefited from royalty payments through September 2009. These receipts were recorded as gain on sale of discontinued operations, after deducting taxes, when reported to the Company or when the cash was received, whichever was earlier. As of September 30, 2009, total royalty payments received in connection with the sale of the ES/PS business was $257. The loss incurred as a result of the ES/PS business sale was primarily reflective of the Company’s perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, the Company provided a guarantee to the buyer which would have covered a portion of the severance costs if the buyer had to sever any ES/PS employees before December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made. At the time of the sale, the Company reviewed the provisions of the ES/PS sale agreement, specifically the royalty agreement and potential severance obligation, in accordance with FASB ASC 205-20 (“FASB ASC 205-20”), Presentation of Financial Statements—Discontinued Operations, previously EITF 03-13. The Company determined that neither agreement allowed for any continued active involvement with ES/PS nor did it enable the Company to influence the operating or financial policies of ES/PS. As such classification as discontinued operations was deemed appropriate. Following the settlement of the severance obligation and the completion of the royalty agreement, the Company has no further involvement with ES/PS.

In accordance with ASC 360, VSG, VI, ES/PS and Biotech have been reflected as discontinued operations for all periods presented in the Company’s consolidated financial statements, except the consolidated statements of cash flows. Accordingly, the revenue, costs, expenses, assets and liabilities of VSG, VI, ES/PS and Biotech have been reported separately in the consolidated statements of operations and consolidated balance sheets for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

The amounts reported in income (loss) from discontinued operations were as follows:

	September 30,
	2009	2008
VSG
Revenue	$—	$2,294
Income from discontinued operations before income taxes	(4)	227
VI
Revenue	$—	$1,965
Loss from discontinued operations before income taxes	34	(2,613)
Biotech
Loss from discontinued operations before income taxes	$—	$(743)

The amounts reported as liabilities of the discontinued operations were as follows:

	September 30, 2009	June 30, 2009
Accrued expenses, compensation and warranty	876	1,207
Deferred revenue	—	27

Liabilities of discontinued operations	$876	$1,234

Q. Income Tax Provision

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax assets in the accompanying consolidated balance sheets; however, as management has determined that it is more likely than not that all of the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income, a valuation allowance has been recorded. Based on the Company’s projected taxable income for the fiscal year ending June 30, 2010, the valuation allowance was reduced by $1,108 for the three months ended September 30, 2009.

The Company recorded tax expense for the three months ended September 30, 2009 of $906 on income from continuing operations before taxes of $5,331 as compared to nil on income from continuing operations before taxes of $1,353 during the same period in fiscal 2009. The income tax provision for the respective three month period differed from the federal statutory rate primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets during the three months ended September 30, 2009.

There were no material changes in the Company’s unrecognized tax positions during the three months ended September 30, 2009. The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

R. Restructuring Provision

In July 2009, the Company announced a restructuring plan, the “Q1 FY10 Plan”, which was enacted following the completion of the Company’s divestitures as part of the Company’s reorganization of part of its business operations. The Company recorded expense of $273 in the three months ended September 30, 2009 against this plan, which included severance costs associated with the elimination of four positions.

In fiscal 2008, the Company announced two restructuring plans, one within the ACS business unit (“ACS Plan”) and one within the former Emerging Businesses Unit (“AUSG Plan”).

The ACS Plan was enacted to reduce payroll and overhead costs to realign costs with the Company’s revenue base, particularly in regards to its commercial portfolio. In fiscal 2009, this plan was amended to include an increase in restructuring expense of $1,675. This plan included severance costs associated with the elimination of certain executive level positions and to shut down one of the Company’s California sites.

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

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2008	$2,184	$41	$—	$2,225

ACS provision	1,532	—	143	1,675
MFS (EBU) provision	—	37	—	37

Total provision	1,532	37	143	1,712
Cash paid	(2,853)	(43)	(37)	(2,933)
Reversals and currency exchange impact	(47)	—	—	(47)

Restructuring liability at June 30, 2009	$816	$35	$106	$957

ACS provision	254	—	19	273
Cash paid	(435)	(12)	(90)	(537)
Reversals and currency exchange impact	(43)	—	—	(43)

Restructuring liability at September 30, 2009	$592	$23	$35	$650

S. Related Party Transactions

During the three months ended September 30, 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and will be paid out over the service period. As of September 30, 2009, the Company had made payments of $105 for consulting services under this agreement. Additionally, the Company entered into a five year non-compete agreement with our former CEO. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $500 and will be amortized over the life of the agreement. As of September 30, 2009, the Company had made payments of $183 under this non-compete agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs and the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, inability to identify opportunities to rationalize our business portfolio in a timely manner or at all, difficulties in retaining key employees and customers, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, sonar and signals intelligence data. Our systems are also used in semiconductor applications such as wafer inspection and fabrication. We also provide radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense prime contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, MFS, to focus on reaching the federal intelligence agencies and homeland security programs.

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

The accounting for these sales and the VSG and VI operating segments’ operating results are included in discontinued operations for fiscal 2009 and prior period results have been reclassified to reflect the discontinuation and sale (see Note P to the consolidated financial statements).

Following the divestiture of those businesses, we have organized our operations into the following two business units:

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance computing solutions with key market segments, including aerospace and defense, semiconductor, telecommunications and medical diagnostic imaging. This segment also provides software and customized design services to meet the specified requirements of military and commercial applications.

Mercury Federal Systems (MFS). Formerly referred to as the “Emerging Business Unit” segment, this business unit has historically been focused on the cultivation of new business opportunities that benefit from our capabilities across markets. Following the sale of the Biotech business and the shutdown of the Avionics and Unmanned Systems Group (“AUSG”) reporting unit, this business unit now solely consists of the Company’s wholly-owned subsidiary, Mercury Federal Systems, Inc. As such, beginning in the first quarter of fiscal 2010, this segment was renamed “Mercury Federal Systems (MFS)”. Current areas of focus include services and support work with federal intelligence agencies and homeland security programs including designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our product. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns of one customer do not necessarily correlate with the order patterns of another customer and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended September 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of revenues	42.4	44.4

Gross margin	57.6	55.6
Operating expenses:
Selling, general and administrative	23.9	27.0
Research and development	21.5	22.9
Amortization of acquired intangible assets	0.9	2.2
Restructuring	0.6	0.5

Total operating expenses	46.9	52.6

Income from operations	10.7	3.0
Other income, net	0.5	0.0

Income from continuing operations before income taxes	11.2	3.0
Provision for income taxes	1.9	0.0

Income from continuing operations	9.3	3.0
Income (loss) from discontinued operations, net of taxes	0.1	(7.0)
(Loss) gain on sale of discontinued operations, net of taxes	(0.2)	1.1

Net income (loss)	9.2%	(2.9)%

REVENUES

(in thousands)	September 30, 2009	As a % of Total Net Revenue	September 30, 2008	As a % of Total Net Revenue	$ Change	% Change
ACS	$44,359	94%	$44,635	100%	$(276)	1%
MFS	3,072	6%	205	—	2,867	1,399%

Total revenues	$47,431	100%	$44,840	100%	$2,591	6%

Total revenues increased $2.6 million or 6% to $47.4 million during the three months ended September 30, 2009 as compared to the comparable period in fiscal 2009. International revenues represented approximately 6% and 5% of total revenues during the three months ended September 30, 2009 and 2008, respectively.

Net ACS revenues decreased $0.3 million or 1% during the three months ended September 30, 2009 as compared to the same period in fiscal 2009. This decrease was primarily driven by a $4.7 million reduction in sales to commercial customers, primarily relating to the semiconductor equipment and medical markets. This decrease was offset by an increase in sales to defense customers of $4.4 million, mostly driven by an increase in electronic warfare applications.

Net MFS revenues increased $2.9 million during the three months ended September 30, 2009 as compared to the same period in fiscal 2009. MFS began generating external revenues in the first quarter of fiscal 2009, and primarily serves defense intelligence, surveillance, and reconnaissance (“ISR”) markets.

Effective July 1, 2009, we adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends FASB ASC Topic 605, Revenue Recognition. ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. As a result of implementing ASU 2009-13, we recognized $1.9 million in the three months ended September 30, 2009 within the ACS business unit that would have been deferred under the previous guidance for multiple-deliverable arrangements. We anticipate that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables. See Note C to the consolidated financial statements for further discussion of our multiple-deliverable arrangements.

GROSS PROFIT

Gross profit was 57.6% for the three months ended September 30, 2009, an increase of 200 basis points from the 55.6% gross profit achieved during the same period in fiscal 2009. The increase in gross profit was primarily due to a $1.3 million decrease in provisions for obsolete inventory as compared to the same period in fiscal 2009. Significant reserves for inventory obsolescence were booked in the three months ended September 30, 2008 largely due to the decline in commercial revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $0.8 million or 7% to $11.3 million during the three months ended September 30, 2009 compared to $12.1 million during the comparable period in fiscal 2009. The decrease was primarily due to a $0.3 million decrease in employee compensation expense, including stock-based compensation expense, driven by our restructuring and cost saving measures. Additionally, there was a $0.3 million decrease in audit expense and a $0.2 million decrease in legal expense.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $0.1 million or 1% to $10.2 million during the three months ended September 30, 2009 compared to $10.3 million during the comparable period in fiscal 2009. The decrease was primarily the result of a $0.6 million increase in the time spent by our engineers on billable projects, and a $0.1 million decrease in depreciation expense due to assets becoming fully depreciated, partially offset by a $0.6 million increase in outside development expenses related to new product development initiatives. Research and development continues to be a focus of our business with approximately 21.5% of our revenues dedicated to research and development activities during the three months ended September 30, 2009 and approximately 22.9% of our revenues dedicated to such activities during the same period in fiscal 2009. Continuing to improve the leverage of our research and development investments in order to realize a more near-term return is a priority.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased $0.6 million or 60% to $0.4 million for the three months ended September 30, 2009 as compared to $1.0 million during the comparable period in fiscal 2009. The decrease in amortization expense was primarily due to more assets becoming fully amortized prior to the three months ended September 30, 2009.

RESTRUCTURING EXPENSE

Restructuring expense remained relatively flat at $0.3 million during the three months ended September 30, 2009 compared to $0.2 million during the comparable period in fiscal 2009. Restructuring activities during the three months ended September 30, 2009, were primarily due to the elimination of four positions under the Q1 FY10 Plan as a result of our continued cost savings efforts within the ACS segment. During the three months ended September 30, 2008, restructuring charges primarily related to the elimination of two positions and additional severance accruals for our ACS Plan, which was enacted in fiscal 2008 to reduce payroll and overhead costs to realign costs with our revenue base.

INTEREST INCOME

Interest income for the three months ended September 30, 2009 decreased by $0.9 million to $0.1 million compared to the same period in fiscal 2009. The decrease was primarily attributable to decreased rates of return on our marketable securities, as well as a decrease in the amount of cash invested in marketable securities as a result of the February 2009 and May 2009 repurchase of an aggregate of $125.0 million of our Convertible Senior Notes (the “Notes”).

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2009 decreased by $0.8 million to $0.1 million compared the same period in fiscal 2009. The decrease was primarily due to lower interest incurred as a result of the repayment of our Notes in February 2009 and May 2009.

INCOME TAX PROVISION

We recorded a provision for income taxes of $0.9 million during the three months ended September 30, 2009 as compared to nil during the same period in fiscal 2009. Our effective tax rate for the three months ended September 30, 2009 differed from the U.S. statutory tax rate of 35% primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $2.5 million during the three months ended September 30, 2009 to $5.6 million as compared to $3.1 million for the same period in fiscal 2009. The increase in operating profit was primarily driven by an improvement in gross profit of $1.9 million. This improvement was largely attributable to a $1.3 million decrease in provisions for obsolete inventory as compared to the same period in fiscal 2009. The increase in operating profit in the three months ended September 30, 2009 was also due to a decrease in operating expenses of $0.8 million, largely due to a decrease in associate headcount as a result of fiscal 2009 restructuring efforts.

Results from operations of the MFS segment increased $0.5 million during the three months ended September 30, 2009 to an operating loss of $0.1 million as compared to an operating loss of $0.6 million for the same period in fiscal 2009. The increase in results from operations was primarily due to an increase in revenues in the ISR markets. The increase in results from operations was partially offset by an increase in operating expense primarily due to an increase in MFS headcount.

See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business, certain guarantees made related to the sale of our VSG business in the fourth quarter of fiscal 2009 and our ES/PS business during the fourth quarter of fiscal 2008 (see Note P to the consolidated financial statements) and certain indemnification provisions (see Note N to the consolidated financial statements), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands) As of and for the period ended	September 30, 2009	September 30, 2008
Net cash provided by operating activities	$2,607	$2,636
Net cash used in investing activities	(257)	(1,002)
Net cash (used in) provided by financing activities	(112)	243
Net increase in cash and cash equivalents	2,300	1,881
Cash and cash equivalents at end of period	49,250	60,926

Cash and Cash Equivalents

Our cash and cash equivalents decreased by $11.7 million from September 30, 2008 to September 30, 2009, primarily as the result of the repurchase of $125.0 million aggregate principal amount of our Notes, offset by net sales of marketable securities, a $33.1 million borrowing against our auction rate securities, cash provided by operating activities and cash proceeds from the sale of discontinued operations.

During the three months ended September 30, 2009, cash generated from operations remained relatively flat at $2.6 million as compared to the same period in fiscal 2009. The cash generated from operations was largely driven by a $12.6 million decrease in cash generated from accounts receivable and a $3.1 million reduction in cash generated from prepaid expenses, offset by higher comparative net income, an $8.7 million decrease in cash used for accounts payable and accrued expenses and a $3.7 million improvement in cash generated from deferred revenues. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the three months ended September 30, 2009, we used $0.3 million in cash in investing activities compared to $1.0 million used in investing activities during the same period in fiscal 2009. The $0.7 million decrease in cash used in investing activities was primarily driven by a $0.3 million decrease in capital expenditures, a $0.3 million increase in proceeds from net sales of marketable securities and $0.2 million in cash proceeds from the sale of discontinued operations.

During the three months ended September 30, 2009, we used $0.1 million in cash from financing activities compared to $0.2 million generated from financing activities during the same period in fiscal 2009. The decrease in cash generated from financing activities was primarily due to payments of $0.3 million under our ARS line of credit. In October 2008, we received a rights offering from UBS (the “offering”) in which we have elected to participate. By electing to participate in the offering, we (1) received the right to sell these ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, we forgo the interest income on the underlying ARS while the borrowings are outstanding and in return are not charged any interest expense. The line of credit included in the offering replaced our previous margin loan facility with UBS. As of September 30, 2009, we had $33.1 million outstanding under this line of credit, collateralized by the $49.7 million par value of auction rate securities.

During fiscal 2009, our primary source of liquidity came from existing cash and marketable securities, the cash generated from operations and the $33.1 million borrowing under our line of credit. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, marketable securities, available line of credit and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Debt

On April 29, 2004, we completed a private offering of $125.0 million aggregate principal amount of Notes, which had an original maturity date of May 1, 2024, bearing interest at 2% per year, payable semiannually in arrears in May and November. The Notes were unsecured, ranked equally in right of payment to our existing and future unsecured senior debt, and did not subject us to any financial covenants.

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

Borrowings Under Line of Credit

In October 2008, we elected to participate in a rights offering from UBS with the option to borrow up to 75% of the fair value of our $49.7 million par value ARS. Upon borrowing against the ARS, the interest expense incurred by us will not exceed the interest income earned on the underlying ARS. As of September 30, 2009, we had $33.1 million outstanding against this line of credit.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2009:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Borrowings under line of credit	$33,105	$33,105	$—	$—	$—
Purchase obligations	22,558	22,558	—	—	—
Operating leases	19,487	3,166	5,794	4,980	5,547
Supply agreement	1,847	—	1,847	—	—
Capital lease obligations	9	9	—	—	—

	$77,006	$58,838	$7,641	$4,980	$5,547

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $22.6 million at September 30, 2009.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of September 30, 2009, the remaining minimum commitment related to this agreement was $1.8 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2008, we and our former Chairman of the Board of Directors, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million and will be paid out over the service period. As of September 30, 2009, we had made payments of $0.1 million for consulting services under this agreement. Additionally, we entered into a five year non-compete agreement with Mr. Bertelli. This agreement, which is carried as an intangible asset on our balance sheet, was valued at $0.5 million and will be amortized over the life of the agreement. As of September 30, 2009, we had made payments of $0.2 million under this non-compete agreement.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles (“ASU 2009-1”), which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial position or results of operations but will change the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Effective July 1, 2009, we adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends FASB ASC Topic 605, Revenue Recognition. ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us July 1, 2010; however, we have elected to early adopt as permitted by the guidance. As such, we have prospectively applied the provisions of ASU 2009-13 to revenue arrangements entered into or materially modified after July 1, 2009. See Note C to the consolidated financial statements for disclosures regarding the adoption of ASU 2009-13.

Effective July 1, 2009, we adopted ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which amends FASB ASC Topic 985, Software. ASU 2009-14 amends the FASB ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance is effective for us July 1, 2010, however; we have elected to early adopt as permitted by the guidance. As such, we will prospectively apply the provisions of ASU 2009-14 to revenue arrangements entered into or materially modified after July 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

Effective July 1, 2009, we adopted FASB ASC 805, Business Combinations (“FASB ASC 805” and formerly referred to as SFAS No. 141(R) and SFAS No. 141(R)-1). FASB ASC 805 requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. Additionally, FASB ASC 805-20 provides further guidance on the initial recognition and measurement, subsequent measurement and accounting, and discloses assets and liabilities arising from contingencies in business combinations. The guidance within FASB ASC 805 is effective prospectively for any acquisitions made after July 1, 2009. In the period of adoption, we had no acquisitions and as such, the adoption did not have a material impact on our financial position or results of operations.

Effective July 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into Topic 350—Intangibles—Goodwill and Other (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on July 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during the three months ended September 30, 2009.

Effective July 1, 2009, we adopted FSP No. 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC 825, Financial Instruments (“FASB ASC 825”). FASB ASC 825 requires disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009. Such adoption did not have a material impact on our financial position or results of operations.

Effective June 2009, we adopted FASB SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. In accordance with SFAS 165, we have evaluated subsequent events through November 9, 2009, the date of issuance of consolidated financial statements. During the period from October 1, 2009 to November 9, 2009, we did not have any material recognizable subsequent events.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. Changes to the FASB ACS as are result of this update are effective for us on October 1, 2009. We do not believe that adoption of these changes will have a material effect on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2009 to September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, management has concluded that our disclosure controls and procedures are effective. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes from the factors disclosed in our 2009 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended September 30, 2009.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
July 1-31, 2009	—	$—	$—
August 1-31, 2009	6,589	11.18	—
September 1-30, 2009	16,667	13.14	—

Total	23,256		—

(1)	Represents shares reacquired by the Company in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

3.1	Amendment to By-Laws of Mercury Computer Systems, Inc. dated September 14, 2009 (incorporated herein by reference to Exhibit 3.1 to Mercury Computer Systems, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2009).

10.1*	Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between Mercury Computer Systems, Inc. and Mark Aslett.

10.2*	Form of Change in Control Severance Agreement between Mercury Computer Systems, Inc. and Mark Aslett. (incorporated herein by reference to Exhibit 10.1 to Mercury Computer Systems, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

10.3*	Form of Change in Control Severance Agreement between Mercury Computer Systems, Inc. and Non-CEO Executives. (incorporated herein by reference to Exhibit 10.1 to Mercury Computer Systems, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 9, 2009.

MERCURY COMPUTER SYSTEMS
By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President and Chief Financial Officer