Form 10-Q
period 2009-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2010-02-09
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Shares of Common Stock outstanding as of February 1, 2010: 23,564,488 shares

MERCURY COMPUTER SYSTEMS, INC.

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2009 (unaudited)	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$52,197	$46,950
Marketable securities	44,444	44,977
Accounts receivable, net of allowance of $375 and $425 at December 31, 2009 and June 30, 2009, respectively	31,239	28,595
Inventory	16,884	16,805
Option to sell auction rate securities at par	4,741	5,030
Prepaid expenses and other current assets	3,184	3,748

Total current assets	152,689	146,105
Property and equipment, net	8,283	7,960
Goodwill	57,653	57,653
Acquired intangible assets, net	2,043	2,911
Other non-current assets	6,058	4,743

Total assets	$226,726	$219,372

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,290	$3,770
Accrued expenses	6,498	7,449
Accrued compensation	9,065	9,372
Borrowings under line of credit and current capital lease obligations	32,716	33,408
Income taxes payable	2,959	2,316
Deferred revenues and customer advances	7,314	7,840
Current liabilities of discontinued operations	121	1,234

Total current liabilities	63,963	65,389
Deferred gain on sale-leaseback	7,292	7,870
Other non-current liabilities	1,595	1,076

Total liabilities	72,850	74,335
Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 22,590,930 and 22,376,069 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	226	224
Additional paid-in capital	107,321	104,843
Retained earnings	45,742	39,313
Accumulated other comprehensive income	587	657

Total shareholders’ equity	153,876	145,037

Total liabilities and shareholders’ equity	$226,726	$219,372

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net revenues	$45,158	$45,094	$92,589	$89,934
Cost of revenues	19,293	19,690	39,422	39,603

Gross profit	25,865	25,404	53,167	50,331
Operating expenses:
Selling, general and administrative	13,485	13,929	24,829	26,014
Research and development	9,901	11,632	20,097	21,883
Impairment of long-lived assets	150	—	150	—
Amortization of acquired intangible assets	434	447	868	1,457
Restructuring	(19)	235	254	474

Total operating expenses	23,951	26,243	46,198	49,828

Income (loss) from operations	1,914	(839)	6,969	503
Interest income	163	686	242	1,681
Interest expense	(113)	(945)	(170)	(1,783)
Other income (expense), net	281	(119)	535	(265)

Income (loss) from continuing operations before income taxes	2,245	(1,217)	7,576	136
Income tax expense	330	—	1,236	—

Income (loss) from continuing operations	1,915	(1,217)	6,340	136
(Loss) income from discontinued operations, net of income taxes	(15)	(15,863)	15	(18,992)
Gain on sale of discontinued operations, net of income taxes	171	16	74	488

Net income (loss)	$2,071	$(17,064)	$6,429	$(18,368)

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.05)	$0.28	$0.01
(Loss) income from discontinued operations	—	(0.72)	—	(0.86)
Gain on sale of discontinued operations	0.01	—	0.01	0.02

Net income (loss)	$0.09	$(0.77)	$0.29	$(0.83)

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.05)	$0.28	$0.01
(Loss) income from discontinued operations	—	(0.72)	—	(0.85)
Gain on sale of discontinued operations	0.01	—	—	0.02

Net income (loss)	$0.09	$(0.77)	$0.28	$(0.82)

Weighted-average shares outstanding:
Basic	22,500	22,121	22,450	22,065

Diluted	22,870	22,121	22,806	22,318

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,429	$(18,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,346	5,419
Stock-based compensation	2,025	3,984
Impairment of goodwill and long-lived assets	150	14,555
Deferred income taxes	(1,810)	—
Non-cash interest	—	571
Gross tax windfall from stock-based compensation	(614)	(450)
Gain on sale of discontinued operations	(74)	(487)
Other non-cash expenses	(691)	(557)
Changes in operating assets and liabilities:
Accounts receivable	(2,647)	6,682
Inventory	(77)	3,134
Prepaid expenses and other current assets	818	3,924
Other assets	(30)	400
Accounts payable and accrued expenses	186	(6,815)
Deferred revenues and customer advances	(526)	(4,295)
Income taxes payable	643	(340)
Other non-current liabilities	646	(1,987)

Net cash provided by operating activities	7,774	5,370

Cash flows from investing activities:
Purchases of marketable securities	—	(139,726)
Sales and maturities of marketable securities	850	82,098
Purchases of property and equipment	(2,800)	(2,219)
Payments on sale of discontinued operations	(707)	—
Payments for acquired intangible assets	(125)	—
Proceeds from life insurance policies redemption	—	831

Net cash used in investing activities	(2,782)	(59,016)

Cash flows from financing activities:
Proceeds from employee stock plans	823	413
(Payments) borrowings under line of credit	(648)	31,410
Payments of deferred financing activities	(125)	—
Gross tax windfall from stock-based compensation	614	450
Repurchases of common stock	(367)	(297)
Payments of capital lease obligations	(45)	(135)

Net cash provided by financing activities	252	31,841

Effect of exchange rate changes on cash and cash equivalents	3	718

Net increase (decrease) in cash and cash equivalents	5,247	(21,087)
Cash and cash equivalents at beginning of period	46,950	59,045

Cash and cash equivalents at end of period	$52,197	$37,958

Cash paid (received) during the period for:
Interest	$—	$1,251
Income taxes, net	2,171	(2,804)
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$5,369	$26

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. The Company’s solutions are involved in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s systems process real-time radar, sonar and signals intelligence data. The Company’s systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. The Company also provides radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the defense prime contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”) to focus on reaching the federal intelligence agencies and homeland security programs. The Company’s primary markets are aerospace and defense, specifically in the Intelligence, Surveillance and Reconnaissance (“ISR”) space, which includes radar, electronic warfare, sonar and electro-optical markets; and commercial markets, which includes homeland security, telecommunications and semiconductor markets.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended June 30, 2009 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The fiscal 2009 consolidated financial statements, excluding the statement of cash flows, were reclassified to reflect the discontinuation and sale of the Biotech business (“Biotech”), the Visage Imaging (“VI”) business and the Visualization Sciences Group (“VSG”) business, in accordance with FASB ASC 360 (“FASB ASC 360”), Property, Plant, and Equipment, previously SFAS No. 144 (see Note P).

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

Effective July 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into Topic 350—Intangibles—Goodwill and Other (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on July 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact the Company’s financial position or results of operations as the Company did not acquire any intangible assets during the three and six months ended December 31, 2009.

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

Effective June 2009, the Company adopted FASB SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. In accordance with SFAS 165, the Company has evaluated subsequent events through February 9, 2010, the date of issuance of consolidated financial statements. See Note T for the Company’s disclosure of subsequent events during the period from January 1, 2010 to February 9, 2010.

Effective August 2009, the Company adopted FASB ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the FASB ASC as a result of this update were effective for the Company on October 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

C. Multiple-Deliverable Arrangements

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in the three and six months ended December 31, 2009 was approximately 52% and 56% of total revenues, respectively. Revenue recognized under multiple-deliverable arrangements in the three and six months ended December 31, 2008 was approximately 67% and 63% of total revenues, respectively. Typically, 80% to 90% of the Company’s multiple-deliverable revenue arrangements ship complete within the same quarter.

Effective July 1, 2009, the Company adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB ASC Topic 605, Revenue Recognition. ASU 2009-13 eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for the Company on July 1, 2010, however, the Company elected to early adopt, as permitted by the guidance. As such, the Company has prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009.

Per the provisions of ASU 2009-13, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price (“ESP”). The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company typically will determine selling price using VSOE or ESP.

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

If the Company is unable to establish selling price using VSOE or TPE, and the order was received or materially modified after the Company’s ASU 2009-13 implementation date of July 1, 2009, the Company will use ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis.

The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies (as evident in the price list established and updated by management on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

Since the adoption of ASU 2009-13 on July 1, 2009, the Company has primarily used its ongoing pricing strategy and policies to determine ESP. The Company has corroborated the ESP determined by ongoing pricing strategy and policies with the cost to produce the deliverable, the anticipated margin on the deliverable, the selling price and profit margin for similar parts and the characteristics of the varying markets in which the deliverables are sold. The Company will determine ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement.

The Company plans to analyze the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or if the item could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

As a result of implementing ASU 2009-13, the Company recognized $2,348 and $4,349 in revenue within the ACS business unit in the three months and six months ended December 31, 2009 that would have been deferred under the previous guidance for multiple element arrangements. The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the substance of the arrangements entered into or materially modified after the July 1, 2009 adoption date and the timing of the shipments of the deliverables within these arrangements.

D. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 4,092,264 shares, which will be increased by any future cancellations, forfeitures, expirations or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). On October 21, 2009, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2005 plan to 4,092,264, an increase of 1,500,000. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,426,017 shares available for future grant under the 2005 Plan at December 31, 2009.

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

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and authorized 500,000 shares for future issuance. In November 2006, the Company’s shareholders approved an increase in the number of authorized shares under the ESPP to 800,000 shares. On October 21, 2009, the Company’s shareholders approved an increase in the number of authorized shares under the ESPP to 1,100,000 shares, an increase of 300,000. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the plan. There were 49,511 and 46,220 shares issued under the ESPP during the six months ended December 31, 2009 and 2008, respectively. Shares available for future purchase under the ESPP totaled 298,413 at December 31, 2009.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2008	3,732,671	$16.88	6.20
Grants	558,864	6.68
Exercises	(21,790)	7.68
Cancellations(1)	(1,290,074)	19.57

Outstanding at June 30, 2009	2,979,671	$13.87	5.69
Grants	56,000	10.41
Exercises	(49,342)	8.54
Cancellations	(221,994)	12.07

Outstanding at December 31, 2009	2,764,335	$14.03	5.24

(1)	Options cancelled as part of the Company’s shareholder-approved option exchange program, totaling 394,270 options, are included in the cancellation figure.

The following table summarizes the status of the Company’s nonvested restricted stock awards since June 30, 2008:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2008	866,123	$13.18
Granted(1)	384,445	5.99
Vested	(375,209)	13.48
Forfeited	(209,106)	12.70

Outstanding at June 30, 2009	666,253	$8.97
Granted	541,931	9.91
Vested	(152,417)	12.13
Forfeited	(78,350)	7.65

Outstanding at December 31, 2009	977,417	$9.10

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program, totaling 153,545 awards, at a weighted-average fair value of $8.71, are included in the granted figure.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2009 and 2008 in accordance with FASB ASC 718 (“FASB ASC 718”), Compensation—Stock Compensation, previously SFAS No. 123R, and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Cost of revenues	$73	$141	$110	$209
Selling, general and administrative	1,318	1,785	1,718	2,515
Research and development	145	413	197	725

Share-based compensation expense before tax	1,536	2,339	2,025	3,449
Income taxes	—	—	—	—

Net compensation expense	$1,536	$2,339	$2,025	$3,449

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three and six month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted-average fair value of options granted	$7.17	$2.97	$7.17	$3.57
Option life(1)	5 years	5.5 years	5 years	5.5 years
Risk-free interest rate(2)	2.4%	2.3%	2.4%	2.6%
Stock volatility(3)	87%	57%	87%	57%
Dividend rate	0%	0%	0%	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three and six month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted-average fair value of stock purchase rights granted	$3.98	$2.94	$3.98	$2.94
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	0.3%	2.1%	0.3%	2.1%
Stock volatility	96%	93%	96%	93%
Dividend rate	0%	0%	0%	0%

E. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Income (loss) from continuing operations—basic	$1,915	$(1,217)	$6,340	$136
(Loss) income from discontinued operations, net of income taxes	(15)	(15,863)	15	(18,992)
Gain on sale of discontinued operations, net of income taxes	171	16	74	488

Net income (loss)	$2,071	$(17,064)	$6,429	$(18,368)

Shares used in computation of net earnings (loss) per share—basic	22,500	22,121	22,450	22,065
Effect of dilutive stock options and restricted stock	370	—	356	253

Shares used in computation of net earnings (loss) per share—diluted	22,870	22,121	22,806	22,318

Net earnings (loss) per share—basic
Income (loss) from continuing operations	$0.08	$(0.05)	$0.28	$0.01
(Loss) income from discontinued operations	—	(0.72)	—	(0.86)
Gain on sale of discontinued operations	0.01	—	0.01	0.02

Net income (loss)	$0.09	$(0.77)	$0.29	$(0.83)

Net earnings (loss) per share—diluted
Income (loss) from continuing operations	$0.08	$(0.05)	$0.28	$0.01
(Loss) income from discontinued operations	—	(0.72)	—	(0.85)
Gain on sale of discontinued operations	0.01	—	—	0.02

Net income (loss)	$0.09	$(0.77)	$0.28	$(0.82)

Weighted average equity instruments to purchase 1,701,110 and 2,048,525 shares of common stock were not included in the calculation of diluted net earnings (loss) per share for the three and six months ended December 31, 2009, respectively, because the equity instruments were anti-dilutive. Weighted average equity instruments to purchase 3,976,988 and 4,070,772 shares of common stock were not included in the calculation of diluted net earnings (loss) per share for the three and six months ended December 31, 2008, respectively, because the equity instruments were anti-dilutive. Additionally, the 4,135,000 shares which represented the securities contingently issuable under the Company’s then outstanding Convertible Senior Notes were not included in the diluted net income (loss) per share for the three and six months ended December 31, 2008 because the equity instruments were anti-dilutive. The Convertible Senior Notes were repurchased in full in fiscal 2009.

F. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income (loss)	$2,071	$(17,064)	$6,429	$(18,368)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(42)	(656)	13	(2,382)
Change in unrealized gain (loss) on marketable securities	—	4,331	(83)	3,068

Other comprehensive (loss) income	(42)	3,675	(70)	686

Total comprehensive income (loss)	$2,029	$(13,389)	$6,359	$(17,682)

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

Beginning in mid-February 2008, auctions held for the Company’s ARS failed. As a result, the Company was not able to access these funds, and therefore, the ARS investments were determined to lack short-term liquidity and were classified as non-current in the consolidated balance sheet. In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell these ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, the Company forgoes the interest income on the underlying ARS while the borrowings are outstanding and in return is not charged any interest expense. As the settlement date with UBS is within one year from the December 31, 2009 balance sheet date, and the Company intends to exercise the put option on June 30, 2010, the Company has classified the fair value of the ARS as current marketable securities. Following the fiscal 2010 sale of $850 of securities, the ARS had a par value of approximately $49,200 at December 31, 2009.

At the time of the rights offering, the Company elected to measure the put option under the fair value option of FASB ASC 825-10 (“FASB ASC 825-10”), Financial Instruments, previously SFAS No. 159, and recorded income of $5,030, pre-tax, in fiscal 2009. The Company also transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an impairment loss of $5,073, pre-tax, in fiscal 2009. The recording of the put option and the recognition of the impairment loss resulted in an immaterial impact to the consolidated statement of operations for fiscal 2009. The put option will continue to be measured at fair value utilizing Level 3 inputs, as described in FASB ASC 820, (“FASB ASC 820”), Fair Value Measurements and Disclosures, previously SFAS 157, until the earlier of its maturity or exercise (see Note H). Consistent with the ARS, the Company reclassified the put option from a non-current asset to current as of June 30, 2009. In accordance with FASB ASC 820, the Company re-measured the put option at December 31, 2009. The resulting valuation decreased the put option by $120 and $289 during the three and six month periods ended December 31, 2009. The difference between the change in value of the put option and the change in value of the ARS resulted in an immaterial impact to the consolidated statement of operations for the three and six month periods ended December 31, 2009. The following table summarizes the marketable securities of the Company as of December 31, 2009 and June 30, 2009:

	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Market Value
Trading Securities
DECEMBER 31, 2009
Short-term marketable securities:
Auction rate securities	$49,234	$—	$(4,790)	$44,444

JUNE 30, 2009
Short-term marketable securities:
Auction rate securities	$50,062	$—	$(5,085)	$44,977

The Company’s investments in marketable securities consisted entirely of auction rate securities with maturities upwards of 40 years; however, as a result of the settlement noted above, the anticipated liquidation of these securities will occur less than one year from December 31, 2009. For the fiscal year ended June 30, 2009, realized gains and losses from the sale of available-for-sale securities were immaterial.

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements as of December 31, 2009, for the Company’s financial instruments, including its ARS:

	Fair Value Measurements
	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Money market funds	$43,449	$43,449	$—	$—
Restricted cash	3,000	3,000	—	—
Auction rate securities	44,444	—	—	44,444
Put option to sell auction rate securities	4,741	—	—	4,741

Total	$95,634	$46,449	$—	$49,185

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

Fair Value
Balance at June 30, 2008	$47,231
Recognition of change in put option	5,030
Realized losses included in earnings	(5,073)
Redemption of ARS	(222)
Change in temporary valuation adjustment included in comprehensive income	3,041

Balance at June 30, 2009	$50,007
Recognition of change in put option	(289)
Realized gains included in earnings	317
Redemption of ARS	(850)

Balance at December 31, 2009	$49,185

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

	December 31, 2009	June 30, 2009
Raw materials	$5,433	$5,991
Work in process	7,595	6,240
Finished goods	3,856	4,574

Total	$16,884	$16,805

There are no amounts in inventory relating to contracts having production cycles longer than one year.

J. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2009	June 30, 2009
Computer equipment and software	$56,709	$64,954
Furniture and fixtures	6,790	6,800
Building and leasehold improvements	612	597
Machinery and equipment	2,274	2,084

	66,385	74,435
Less: accumulated depreciation and amortization	(58,102)	(66,475)

	$8,283	$7,960

In the three months ended December 31, 2009, the Company retired $10,852 of fully depreciated computer equipment and software assets that were no longer in use by the Company. This retirement was part of an on-going effort by the Company to review and identify all assets that are still in use by the Company, and to retire those that are not.

Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2009 was $1,222 and $2,476, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2008 was $1,440 and $2,940, respectively.

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

Prior year results have been reclassified for the discontinuation of the VI and VSG operating segments and for the sale of the Biotech business. These operating segments were reclassified into the discontinued operations line items on the consolidated balance sheets and consolidated statements of operations (see Note P).

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

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2009
Net revenues to unaffiliated customers	$42,081	$3,077	$—	$—	$45,158
Intersegment revenues	1,699	266	—	(1,965)	—

Net revenues	43,780	3,343	—	(1,965)	45,158
Income (loss) from operations	3,088	362	(1,536)	—	1,914
Depreciation and amortization expense	1,651	7	—	—	1,658
THREE MONTHS ENDED DECEMBER 31, 2008
Net revenues to unaffiliated customers	$43,935	$1,159	$—	$—	$45,094
Intersegment revenues	55	71	—	(126)	—

Net revenues	43,990	1,230	—	(126)	45,094
Income (loss) from operations	1,751	(277)	(2,339)	26	(839)
Depreciation and amortization expense	1,880	7	—	—	1,887

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
SIX MONTHS ENDED DECEMBER 31, 2009
Net revenues to unaffiliated customers	$86,440	$6,149	$—	$—	$92,589
Intersegment revenues	2,593	336	—	(2,929)	—

Net revenues	89,033	6,485	—	(2,929)	92,589
Income (loss) from operations	8,694	300	(2,025)	—	6,969
Depreciation and amortization expense	3,332	14	—	—	3,346
SIX MONTHS ENDED DECEMBER 31, 2008
Net revenues to unaffiliated customers	$88,570	$1,364	$—	$—	$89,934
Intersegment revenues	55	141	—	(196)	—

Net revenues	88,625	1,505	—	(196)	89,934
Income (loss) from operations	4,815	(863)	(3,449)	—	503
Depreciation and amortization expense	4,383	13	—	—	4,396

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2009
Net revenues to unaffiliated customers	$38,450	$2,598	$4,110	$—	$45,158
Inter-geographic revenues	4,192	50	74	(4,316)	—

Net revenues	42,642	2,648	4,184	(4,316)	45,158
THREE MONTHS ENDED DECEMBER 31, 2008
Net revenues to unaffiliated customers	$42,668	$1,628	$798	$—	$45,094
Inter-geographic revenues	1,856	301	182	(2,339)	—

Net revenues	44,524	1,929	980	(2,339)	45,094
SIX MONTHS ENDED DECEMBER 31, 2009
Net revenues to unaffiliated customers	$82,988	$4,351	$5,250	$—	$92,589
Inter-geographic revenues	6,055	120	135	(6,310)	—

Net revenues	89,043	4,471	5,385	(6,310)	92,589
SIX MONTHS ENDED DECEMBER 31, 2008
Net revenues to unaffiliated customers	$85,198	$3,635	$1,101	$—	$89,934
Inter-geographic revenues	3,378	435	184	(3,997)	—

Net revenues	88,576	4,070	1,285	(3,997)	89,934

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2009	11,320	32	654	—	12,006
June 30, 2009	10,906	45	620	—	11,571

Identifiable long-lived assets exclude goodwill, intangible assets, deferred tax accounts, marketable securities, investments in subsidiaries and investments in other entities.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Customer A (ACS)	30.0%	14.2%	24.2%	13.1%
Customer B (ACS)	*	19.1	*	11.9
Customer C (ACS)	*	*	13.4	16.3
Customer D (ACS)	*	*	10.0	*
Customer E (ACS)	*	*	*	10.4

	30.0%	33.3%	47.6%	51.7%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. In both the three and six months ended December 31, 2009, there were no programs that individually comprised 10% or more of the Company’s revenues.

L. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill at December 31, 2009 and June 30, 2009 was $57,653. In the six months ended December 31, 2009, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

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

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
DECEMBER 31, 2009
Completed technology	$14,030	$(14,030)	$—	3.2 years
Customer relationships	7,270	(6,273)	997	5.2 years
Licensing agreements, trademarks and patents	3,514	(2,833)	681	4.6 years
Non-compete agreements	500	(135)	365	5.0 years

	$25,314	$(23,271)	$2,043

JUNE 30, 2009
Completed technology	$14,030	$(14,021)	$9	3.2 years
Customer relationships	7,270	(5,585)	1,685	5.2 years
Licensing agreements, trademarks and patents	3,506	(2,700)	806	4.6 years
Non-compete agreements	500	(89)	411	5.0 years

	$25,306	$(22,395)	$2,911

Estimated future amortization expense for acquired intangible assets remaining at December 31, 2009 is $868 for fiscal 2010, $600 for fiscal 2011, $256 for fiscal 2012, $256 for fiscal 2013, and $63 for fiscal 2014.

M. Debt

Debt consisted of the following:

	December 31, 2009	June 30, 2009
Borrowings under line of credit	$32,716	$33,364
Other notes payable and capital lease obligations	—	46
Less: current portion	(32,716)	(33,408)

Total non-current notes payable and capital lease obligations	$—	$2

Borrowings Under Line of Credit

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right to sell the ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The line of credit included in the offering replaced the Company’s previous margin loan facility with UBS. As of December 31, 2009, the Company had $32,716 outstanding against this line of credit, collateralized by the $49,200 par value of the ARS.

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

In connection with the divestitures of the Company’s former VI, VSG, Biotech and ES/PS businesses, the Company provided indemnification to the buyers of the respective businesses. The Company’s indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. In addition, the Company agreed to indemnify the buyer of the VI business for certain post-closing employee severance expenses. The total paid to the buyer under this obligation was $344. As of December 31, 2009, this obligation is considered closed. The Company’s indemnification obligations regarding the divested businesses are generally subject to caps on the Company’s obligations.

GUARANTEES

As part of the sale of the VSG business reported as discontinued operations in fiscal 2009, the Company made certain guarantees to the buyer in regards to retention bonuses to be paid by the buyer if certain VSG employees remain employed with the buyer in accordance with the terms of their severance agreements, typically six months from the closing date. The Company estimated the obligation against this guarantee to be approximately $730 and accrued this amount as of June 30, 2009. The Company settled this obligation in December 2009, upon the remittance of $715 to the buyer. As of December 31, 2009, there were no outstanding guarantees with the buyer.

PURCHASE COMMITMENTS

The Company’s purchase obligations typically represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. At December 31, 2009, the purchase commitments covered by these agreements were for less than one year and aggregated approximately $27,790.

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2009, the remaining minimum commitment related to this agreement was $1,817, which is the 35% penalty on the remaining inventory balance.

O. Shareholders’ Equity

STOCK REPURCHASE PROGRAM

The Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During the three and six months ended December 31, 2009, 13,153 and 36,409 shares were reacquired in such transactions, respectively, for a total cost of $142 and $367, respectively. During the three and six months ended December 31, 2008, 14,497 and 41,735 shares were acquired in such transactions, respectively, for a total cost of $58 and $297, respectively.

P. Discontinued Operations

In June 2009, the Company closed on the sale of the VSG operating segment for gross consideration of $12,000 in cash. The sale resulted in a gain of $6,406 on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8,231, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1,560, offset by net assets of approximately $3,385. There were no material adjustments to the gain on disposal during the three and six months ended December 31, 2009.

In January 2009, the Company completed the sale of the VI operating segment for gross consideration of $3,000 in cash. Of the proceeds, a total of $1,100 was held back for general indemnification purposes and employee termination payments incurred by the buyer. Of the total held back, $344 was used for termination payments, $423 was used for general indemnification purposes and $333 was remitted back to the Company. The sale resulted in a gain of $4,207 on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs, of $990 and the recognition of a cumulative foreign currency translation gain of $3,894, offset by net assets of the business of approximately $780. There were no material adjustments to the gain on disposal during the six months ended December 31, 2009. In December 2008, the Company was required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: the Company’s perceived decline in the market value for the VI business. Based on this interim evaluation, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a goodwill impairment charge of $13,016. In December 2008, the Company also recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1,539.

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

In accordance with ASC 360, VSG, VI and Biotech have been reflected as discontinued operations for all periods presented in the Company’s consolidated financial statements, except the consolidated statements of cash flows. Accordingly, the revenue, costs, expenses, assets and liabilities of VSG, VI and Biotech have been reported separately in the consolidated statements of operations and consolidated balance sheets for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

The amounts reported in income (loss) from discontinued operations were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
VSG
Revenue	$—	$3,595	$—	$5,889
Income (loss) from discontinued operations before income taxes	—	1,033	(4)	1,260
Visage
Revenue	$—	$2,520	$—	$4,485
Income (loss) from discontinued operations before income taxes	2	(16,896)	36	(19,509)
Biotech
Loss from discontinued operations before income taxes	$—	$—	$—	$(743)

The amounts reported as liabilities of the discontinued operations were as follows:

	December 31, 2009	June 30, 2009
Accrued expenses, compensation and warranty	121	1,207
Deferred revenue	—	27

Liabilities of discontinued operations	$121	$1,234

Q. Income Tax Provision

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, give rise to the Company’s deferred tax assets in the accompanying consolidated balance sheets; however, as management has determined that it is more likely than not that the domestic deferred tax assets would not be realized due to uncertainties surrounding the timing and amounts of future taxable income, a valuation allowance has been recorded. Based on the Company’s projected taxable income for the fiscal year ending June 30, 2010, the valuation allowance was reduced by $328 for the three months ended December 31, 2009 and $1,436 for the six months ended December 31, 2009.

The Company has a full valuation allowance on its remaining deferred tax assets as the Company does not believe that it has met the “more likely than not” realization criteria under FASB ASC 740 (“FASB ASC 740”), Income Taxes, previously SFAS No. 109. The Company will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the valuation allowance. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

The Company recorded tax expense for the three months ended December 31, 2009 of $330 on income from continuing operations before taxes of $2,245 as compared to nil tax expense on a loss from continuing operations before taxes of $1,217 during the same period in fiscal 2009. The Company recorded tax expense for the six months ended December 31, 2009 of $1,236 on income from continuing operations before taxes of $7,576 as compared to nil tax expense on income from continuing operations before taxes of $136 during the same period in fiscal 2009. The income tax provisions for the respective three and six month periods ended December 31, 2009 differed from the federal statutory rate primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets.

There were no material changes in the Company’s unrecognized tax positions during the six months ended December 31, 2009. The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

R. Restructuring Provision

In July 2009, the Company announced a restructuring plan within the ACS business unit, (the “Q1 FY10 Plan”), which was enacted following the completion of the Company’s divestitures as part of the Company’s reorganization of part of its business operations. The Company had a reversal of $19 for unused outplacement costs in the three months ended December 31, 2009 and recorded expense of $254 in the six months ended December 31, 2009 against this plan, which included severance costs associated with the elimination of four positions.

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

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2008	$2,184	$41	$—	$2,225

ACS provision	1,532	—	143	1,675
MFS (EBU) provision	—	37	—	37

Total provision	1,532	37	143	1,712
Cash paid	(2,853)	(43)	(37)	(2,933)
Reversals and currency exchange impact	(47)	—	—	(47)

Restructuring liability at June 30, 2009	$816	$35	$106	$957

ACS provision	254	—	19	273
Cash paid	(745)	(25)	(96)	(866)
Reversals and currency exchange impact	—	—	(19)	(19)

Restructuring liability at December 31, 2009	$325	$10	$10	$345

S. Related Party Transactions

In July 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and is being paid out over the service period. As of December 31, 2009, the Company had made payments of $133 for consulting services under this agreement. Additionally, in July 2008, the Company entered into a five year non-compete agreement with our former CEO. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $500 and is being amortized over the life of the agreement. As of December 31, 2009, the Company had made payments of $250 under this non-compete agreement.

T. Subsequent Events

In January and February 2010, UBS repurchased $6,975 of ARS, at par, from the Company. The combination of the fair value of the ARS and corresponding put option approximates par value, and therefore, no gain or loss was recognized upon repurchase. The Company’s outstanding loan balance with UBS will be reduced by the full amount of the repurchase. Following the repurchase of these securities the ARS had a par value of $42,225 and the Company’s outstanding loan balance with UBS was $26,387.

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

In January 2009, we signed a definitive agreement and closed on the sale of our former VI operating segment for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back for general indemnification purposes and employee termination payments incurred by the buyer. Of the total held back, $0.3 million was used for termination payments, $0.4 million was used for general indemnification purposes and $0.3 million was remitted back to the Company.

In September 2008, we closed on the sale of our former Biotech business for a $0.1 million cash payment, and $0.3 million of preferred shares in the acquiring entity.

In May 2008, we closed on the sale of our former ES/PS business for $0.4 million plus $0.3 million in royalties, net of tax.

The accounting for these sales and the VSG and VI operating segments’ operating results are included in discontinued operations for fiscal 2009, and prior period results have been reclassified to reflect the discontinuation and sale (see Note P to the consolidated financial statements).

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

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.7	43.7	42.6	44.0

Gross margin	57.3	56.3	57.4	56.0
Operating expenses:
Selling, general and administrative	29.9	30.9	26.8	28.9
Research and development	21.9	25.8	21.7	24.4
Impairment of long-lived assets	0.3	—	0.2	—
Amortization of acquired intangible assets	1.0	1.0	0.9	1.6
Restructuring	—	0.5	0.3	0.5

Total operating expenses	53.1	58.2	49.9	55.4

Income (loss) from operations	4.2	(1.9)	7.5	0.6
Other income (expense), net	0.7	(0.8)	0.6	(0.4)

Income (loss) from continuing operations before income taxes	4.9	(2.7)	8.1	0.2
Income tax expense	0.7	—	1.3	—

Income (loss) from continuing operations	4.2	(2.7)	6.8	0.2
(Loss) income from discontinued operations, net of taxes	—	(35.1)	—	(21.1)
Gain on sale of discontinued operations, net of taxes	0.4	—	0.1	0.5

Net income (loss)	4.6%	(37.8)%	6.9%	(20.4)%

REVENUES

(in thousands)	Three Months Ended December 31, 2009	As a % of Total Net Revenue	Three months Ended December 31, 2008	As a % of Total Net Revenue	$ Change	% Change
ACS	$42,081	93%	$43,935	97%	$(1,854)	(4)%
MFS	3,077	7	1,159	3	1,918	165

Total revenues	$45,158	100%	$45,094	100%	$64	—%

Total revenues increased $0.1 million to $45.2 million during the three months ended December 31, 2009 as compared to the comparable period in fiscal 2009. International revenues represented approximately 15% and 5% of total revenues during the three months ended December 31, 2009 and 2008, respectively. The increase in international revenues during the three months ended December 31, 2009 was primarily driven by sales to a commercial customer in the Asia Pacific region.

Net ACS revenues decreased $1.9 million, or 4%, during the three months ended December 31, 2009 as compared to the same period in fiscal 2009. This decrease was primarily driven by a reduction in sales to defense customers of $1.1 million, mostly driven by a decrease in the electronic warfare market, offset by an increase in radar and electro-optical applications. The decrease was also due to a $0.8 million reduction in sales to commercial customers, primarily relating to medical markets.

Net MFS revenues increased $1.9 million during the three months ended December 31, 2009 as compared to the same period in fiscal 2009. This change was primarily driven by a $1.7 million increase in revenue relating to a large ISR development program.

(in thousands)	Six months ended December 31, 2009	As a % of Total Net Revenue	Six months ended December 31, 2008	As a % of Total Net Revenue	$ Change	% Change
ACS	$86,440	93%	$88,570	98%	$(2,130)	(2)%
MFS	6,149	7	1,364	2	4,785	351

Total revenues	$92,589	100%	$89,934	100%	$2,655	3%

Total revenues increased $2.7 million, or 3%, to $92.6 million during the six months ended December 31, 2009 as compared to the comparable period in fiscal 2009. International revenues represented approximately 10% and 5% of total revenues during the six months ended December 31, 2009 and 2008, respectively. The increase in international revenues during the six months ended December 31, 2009 was primarily driven by sales to two commercial customers in both the Europe and Asia Pacific regions.

Net ACS revenues decreased $2.1 million, or 2%, during the six months ended December 31, 2009 as compared to the same period in fiscal 2009. This decrease was primarily driven by a $5.6 million reduction in sales to commercial customers, primarily relating to the medical and semiconductor equipment markets. This decrease was partially offset by an increase in sales to defense customers of $3.5 million, mostly driven by an increase in radar and electro-optical applications.

Net MFS revenues increased $4.8 million during the six months ended December 31, 2009 as compared to the same period in fiscal 2009. This change was primarily driven by a $3.5 million increase in revenue relating to a large ISR development program.

Effective July 1, 2009, we adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends FASB ASC Topic 605, Revenue Recognition. ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. As a result of implementing ASU 2009-13, we recognized $2.3 million and $4.3 million in revenue in the three and six months ended December 31, 2009, respectively, within the ACS business unit that would have been deferred under the previous guidance for multiple-deliverable arrangements. We anticipate that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables. See Note C to the consolidated financial statements for further discussion of our multiple-deliverable arrangements.

GROSS PROFIT

Gross profit was 57.3% for the three months ended December 31, 2009, an increase of 100 basis points from the 56.3% gross profit achieved during the same period in fiscal 2009. The increase in gross profit was primarily due to lower fixed manufacturing costs, declines in warranty costs and a $1.1 million decrease in provisions for obsolete inventory as compared to the same period in fiscal 2009. This increase was partially offset by a decrease in direct margin due to an unfavorable shift in product mix.

Gross profit was 57.4% for the six months ended December 31, 2009, an increase of 140 basis points from the 56.0% gross profit achieved during the same period in fiscal 2009. The increase in gross profit was primarily due to an increase in revenues and a $2.5 million decrease in provisions for obsolete inventory as compared to the same period in fiscal 2009. This increase was partially offset by a decrease in direct margin due to an unfavorable shift in product mix. Significant reserves for inventory obsolescence were booked in the six months ended December 31, 2008 largely due to the decline in commercial revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $0.4 million, or 3%, to $13.5 million during the three months ended December 31, 2009 compared to $13.9 million during the same period in fiscal 2009. The decrease was primarily due to a $0.5 million decrease in employee compensation expense, including stock-based compensation expense, driven by the restructuring and cost saving measures that resulted from our fiscal 2009 restructuring plan (“ACS Plan”), which was enacted to reduce payroll and overhead costs to realign costs with our revenue base. Additionally, there was a $0.2 million decrease in legal expense, offset by a $0.2 million increase in recruiting expense.

Selling, general and administrative expenses decreased $1.2 million, or 5%, to $24.8 million during the six months ended December 31, 2009 compared to $26.0 million during the same period in fiscal 2009. The decrease was primarily due to a $0.7 million decrease in employee compensation expense, including stock-based compensation expense, driven by the restructuring and cost saving measures that resulted from our ACS Plan. Additionally, there was a $0.4 million decrease in audit expense and a $0.4 million decrease in legal expense, offset by a $0.3 million increase in recruiting expense.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $1.7 million, or 15%, to $9.9 million during the three months ended December 31, 2009 compared to $11.6 million during the same period in fiscal 2009. The decrease was primarily the result of a $1.8 million increase in the time spent by our engineers on billable projects. This decrease was partially offset by a $0.4 million increase in employee compensation expense, driven by an increase in headcount during the three months ended December 31, 2009. Research and development continues to be a focus of our business with approximately 21.9% of our revenues dedicated to research and development activities during the three months ended December 31, 2009 and approximately 25.8% of our revenues dedicated to such activities during the same period in fiscal 2009.

Research and development expenses decreased $1.8 million, or 8%, to $20.1 million during the six months ended December 31, 2009 compared to $21.9 million during the same period in fiscal 2009. The decrease was primarily the result of a $2.5 million increase in the time spent by our engineers on billable projects and a $0.3 million decrease in depreciation expense due to assets becoming fully depreciated. This decrease was partially offset by a $0.6 million increase in employee compensation expense, driven by an increase in headcount, and a $0.5 million increase in outside development expenses related to new product development initiatives. Research and development continues to be a focus of our business with approximately 21.7% of our revenues dedicated to research and development activities during the six months ended December 31, 2009 and approximately 24.4% of our revenues dedicated to such activities during the same period in fiscal 2009. It is our priority to continue to improve the leverage of our research and development investments in order to realize a more near-term return.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets was $0.2 million in both the three and six months ended December 31, 2009. We were required to perform an impairment test due to a reduced expectation of the fair value for the shares we received as compensation in the sale of our Biotech business. As a result, we recorded an impairment charge of $0.2 million.

There were no impairment charges recorded in the six months ended December 31, 2008.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets remained relatively flat at $0.4 million for the three months ended December 31, 2009 and 2008. Amortization of acquired intangible assets decreased $0.6 million or 40% to $0.9 million for the six months ended December 31, 2009 as compared to $1.5 million during the comparable period in fiscal 2009. The expense related to the amortization of intangible assets will continue to decline as more assets become fully depreciated.

RESTRUCTURING EXPENSE

Restructuring expense decreased $0.2 million to nil during the three months ended December 31, 2009 as compared to $0.2 million during the comparable period in fiscal 2009. During the three months ended December 31, 2008, restructuring charges primarily related to the elimination of three positions and additional severance accruals for our ACS Plan, which was enacted in fiscal 2008 to reduce payroll and overhead costs to realign costs with our revenue base.

Restructuring expense decreased $0.2 million to $0.3 million during the six months ended December 31, 2009 as compared to $0.5 million during the comparable period in fiscal 2009. Restructuring activities during the six months ended December 31, 2009, were primarily due to the elimination of four positions under the Q1 FY10 Plan, which was enacted following the completion of our divestitures as part of the reorganization of our business operations. During the six months ended December 31, 2008, restructuring charges primarily related to the elimination of five positions and additional severance accruals for our ACS Plan, which was enacted in fiscal 2008 to reduce payroll and overhead costs to realign costs with our revenue base.

INTEREST INCOME

Interest income for the three months ended December 31, 2009 decreased by $0.5 million to $0.2 million compared to the same period in fiscal 2009. Interest income for the six months ended December 31, 2009 decreased by $1.4 million to $0.2 million compared to the same period in fiscal 2009. The decreases during both periods were primarily attributable to decreased rates of return on our marketable securities, as well as a decrease in the amount of cash invested in marketable securities as a result of the February 2009 and May 2009 repurchase of an aggregate of $125.0 million of our Convertible Senior Notes (the “Notes”).

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2009 decreased by $0.8 million to $0.1 million compared the same period in fiscal 2009. Interest expense for the six months ended December 31, 2009 decreased by $1.6 million to $0.2 million compared the same period in fiscal 2009. The decreases during both periods were primarily due to lower interest incurred as a result of the repayment of our Notes in February 2009 and May 2009.

INCOME TAX PROVISION

We recorded a provision for income taxes of $0.3 million during the three months ended December 31, 2009 as compared to nil during the same period in fiscal 2009. Our effective tax rate for the three months ended December 31, 2009 differed from the U.S. statutory tax rate of 35% primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets.

We recorded a provision for income taxes of $1.2 million during the six months ended December 31, 2009 as compared to nil during the same period in fiscal 2009. Our effective tax rate for the six months ended December 31, 2009 differed from the U.S. statutory tax rate of 35% primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets.

We assess the need for valuation allowances on deferred tax assets on a quarterly basis. We had a significant valuation allowance as of December 31, 2009 as we concluded that it was more likely than not that the benefit of our deferred tax assets would not be realized. In reaching this determination, we looked at all positive and negative evidence which included a history of income and earnings and the most current forecast. We will continue to assess the need for valuation allowances. When we determine that the valuation allowance is no longer required, a tax benefit would be recorded in the period of such determination.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $1.4 million during the three months ended December 31, 2009 to $3.1 million as compared to $1.7 million for the same period in fiscal 2009. This improvement was largely attributable to lower fixed manufacturing costs and a $1.1 million decrease in provisions for obsolete inventory. The increase in operating profit was also due to a reduction in operating expenses, primarily driven by a decrease in associate headcount as a result of fiscal 2009 restructuring and cost savings efforts.

Operating profit for ACS increased $3.9 million during the six months ended December 31, 2009 to $8.7 million as compared to $4.8 million for the same period in fiscal 2009. This improvement was largely attributable to a $2.5 million decrease in provisions for obsolete inventory as compared to the same six month period in fiscal 2009 and a reduction in operating expenses, primarily driven by a decrease in associate headcount as a result of fiscal 2009 restructuring and cost savings efforts.

Results from operations of the MFS segment increased $0.7 million during the three months ended December 31, 2009 to an operating profit of $0.4 million as compared to an operating loss of $0.3 million for the same period in fiscal 2009. The increase in results from operations was primarily due to an increase in revenue relating to an ISR development program. The increase in results from operations was slightly offset by an increase in operating expense of $0.1 million relating to an increase in MFS headcount.

Results from operations of the MFS segment increased $1.2 million during the six months ended December 31, 2009 to an operating profit of $0.3 million as compared to an operating loss of $0.9 million for the same period in fiscal 2009. The increase in results from operations was primarily due to an increase in revenue relating to an ISR development program.

See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.

OFF-BALANCE SHEET ARRANGEMENTS

In connection with the divestitures of our former VI, VSG, Biotech and ES/PS businesses, we provided indemnification to the buyers of the respective businesses. Our indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. Our indemnification obligations regarding the divested businesses are generally subject to caps on our obligations.

Other than the indemnifications relating to the divestitures of our former VI, VSG, Biotech and ES/PS businesses, our lease commitments incurred in the normal course of business and certain other indemnification provisions (see Note N to the consolidated financial statements), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Six Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$7,774	$5,370
Net cash used in investing activities	(2,782)	(59,016)
Net cash provided by financing activities	252	31,841
Net increase (decrease) in cash and cash equivalents	5,247	(21,087)
Cash and cash equivalents at end of period	52,197	37,958

Cash and Cash Equivalents

Our cash and cash equivalents increased by $14.2 million from December 31, 2008 to December 31, 2009, primarily as the result of an increase in cash provided by operating activities, cash proceeds from the sale of discontinued operations, sale of marketable securities and a $32.7 million borrowing against our auction rate securities, offset by the repurchase of $125.0 million aggregate principal amount of our Notes.

During the six months ended December 31, 2009, we generated $7.8 million in cash from operating activities compared to $5.4 million generated from operating activities during the same period in fiscal 2009. The $2.4 million increase in cash generated from operations was largely driven by higher comparative net income, a $7.0 million decrease in cash used for accounts payable and accrued expenses and a $3.8 million improvement in cash generated from deferred revenues, offset by a $9.3 million decrease in cash generated from accounts receivable, a $3.2 million decrease in cash generated from inventory and a $3.1 million reduction in cash generated from prepaid expenses. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the six months ended December 31, 2009, we used $2.8 million in cash in investing activities compared to $59.0 million used in investing activities during the same period in fiscal 2009. The $56.2 million decrease in cash used in investing activities was primarily driven by a $56.8 million decrease in net purchases of marketable securities and a $0.8 million decrease in proceeds from the redemption of life insurance policies, offset by a $0.7 million increase in cash payments related to the sale of discontinued operations and a $0.6 million increase in capital expenditures.

During the six months ended December 31, 2009, we generated $0.3 million in cash from financing activities compared to $31.8 million generated from financing activities during the same period in fiscal 2009. The decrease in cash generated from financing activities was primarily due to $0.7 million of payments under our ARS line of credit during the six months ended December 31, 2009 as compared to $31.4 million of borrowings under the ARS line of credit in the comparable period in fiscal 2009. In October 2008, we received a rights offering from UBS (the “offering”) in which we have elected to participate. By electing to participate in the offering, we (1) received the right to sell these ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, we forgo the interest income on the underlying ARS while the borrowings are outstanding and in return are not charged any interest expense. The line of credit included in the offering replaced our previous margin loan facility with UBS. As of December 31, 2009, we had $32.7 million outstanding under this line of credit, collateralized by the $49.2 million par value of auction rate securities.

In January and February 2010, UBS repurchased $7.0 million of ARS, at par, from us. The combination of the fair value of the ARS and corresponding put option approximates par value, and therefore, no gain or loss was recognized upon repurchase. Our outstanding loan balance with UBS will be reduced by the full amount of the repurchase. Following the repurchase of these securities the ARS had a par value of $42.2 million and our outstanding loan balance with UBS was $26.4 million.

During the six months ended December 31, 2009, our primary source of liquidity came from existing cash and marketable securities, the cash generated from operations and the $32.7 million borrowing under our line of credit. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

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

Borrowings Under Line of Credit

In October 2008, we elected to participate in a rights offering from UBS with the option to borrow up to 75% of the fair value of our $49.2 million par value ARS. Upon borrowing against the ARS, the interest expense incurred by us will not exceed the interest income earned on the underlying ARS. As of December 31, 2009, we had $32.7 million outstanding against this line of credit.

In January and February 2010, UBS repurchased $7.0 million of ARS securities from us. Following the repurchase of these securities the ARS had a par value of $42.2 million and our outstanding loan balance with UBS was $26.4 million.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2009:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Borrowings under line of credit	$32,716	$32,716	$—	$—	$—
Purchase obligations	27,790	27,790	—	—	—
Operating leases	18,581	3,062	5,743	4,793	4,983
Supply agreement	1,817	—	1,817	—	—
Capital lease obligations	290	97	193	—	—

	$81,194	$63,665	$7,753	$4,793	$4,983

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $27.8 million at December 31, 2009.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2009, the remaining minimum commitment related to this agreement was $1.8 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

In July 2008, we and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million and is being paid out over the service period. As of December 31, 2009, we had made payments of $0.1 million for consulting services under this agreement. Additionally, in July 2008, we entered into a five year non-compete agreement with Mr. Bertelli. This agreement, which is carried as an intangible asset on our balance sheet, was valued at $0.5 million and is being amortized over the life of the agreement. As of December 31, 2009, we had made payments of $0.3 million under this non-compete agreement.

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

Effective June 2009, we adopted FASB SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. In accordance with SFAS 165, we have evaluated subsequent events through February 9, 2010, the date of issuance of consolidated financial statements. See Note T to the consolidated financial statements for our disclosure of subsequent events during the period from January 1, 2010 to February 9, 2010.

Effective August 2009, the we adopted FASB ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the FASB ASC as a result of this update were effective for us on October 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2009 to December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, management has concluded that our disclosure controls and procedures are effective. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes from the factors disclosed in our 2009 Annual Report on Form 10-K, except as disclosed below.

The following risk factor has been updated to reflect the risks we face as subject to the Defense Federal Acquisition Regulations Supplement (the “DFARS”), in connection with our defense work, specifically as it relates to specialty metals.

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

•

We are subject to the DFARS in connection with our defense work for the U.S. Government and prime defense contractors. Amendments to the DFARS, such as the 2009 amendment to the DFARS specialty metals clause requiring that the specialty metals in specified items be melted or produced in the U.S. or other qualifying countries, may increase our costs for certain materials or result in supply-chain difficulties or production delays due to the limited availability of compliant materials.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended December 31, 2009.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
October 1-31, 2009	1,091	$10.33	$—
November 1-30, 2009	11,785	11.15	—
December 1-31, 2009	277	10.56	—

Total	13,153		—

(1)	Represents shares reacquired by the Company in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 21, 2009, the Company held the 2009 Annual Meeting of Shareholders (the “Annual Meeting”).

At the meeting, Russell K. Johnsen and Vincent Vitto were elected as Class III Directors for terms ending in 2012. The voting results were as follows:

Russell K. Johnsen(1)	For	21,279,172	Withheld	478,348

Vincent Vitto (2)	For	20,488,941	Withheld	1,268,579

(1)	Mr. Johnsen resigned as a director and the Chairman of the Board effective January 4, 2010.
(2)	Following Mr. Johnson’s resignation, Mr. Vitto was elected Chairman of the Board effective January 5, 2009 by the Board of Directors.

The terms of the following directors continued after the meeting: Mark Aslett, Dr. Albert P. Belle Isle, George W. Chamillard, William K. O’Brien, Lee C. Steele, and Dr. Richard P. Wishner.

At the meeting, our shareholders approved the amendment and restatement of our 2005 Stock Incentive Plan (“2005 Plan”) to increase the aggregate number of shares authorized for issuance under the 2005 Plan by 1,500,000 shares: 15,521,811 shares for; 4,458,149 shares against; and 4,150 shares abstaining.

At the meeting, our shareholders approved the amendment and restatement of our 1997 Employee Stock Purchase Plan (“1997 ESPP”) to increase the aggregate number of shares authorized for issuance under the 1997 ESPP by 300,000 shares: 19,770,988 shares for; 209,727 shares against; and 3,395 shares abstaining.

At the meeting, our shareholders approved our new Annual Executive Bonus Plan – Corporate Financial Performance: 21,416,246 shares for; 326,710 shares against; and 14,564 shares abstaining.

At the meeting, our shareholders approved the ratification of the appointment of our independent registered public accounting firm: 21,594,637 shares for; 145,231 shares against; and 17,652 shares abstaining.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1*	Mercury Computer Systems, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to Mercury Computer Systems, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 21, 2009)

10.2*	Mercury Computer Systems, Inc. Amended and Restated 1997 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to Mercury Computer Systems, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 21, 2009)

10.3*	Mercury Computer Systems, Inc. Annual Executive Bonus Plan – Corporate Financial Performance (incorporated herein by reference to Appendix C to Mercury Computer Systems, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 21, 2009)

10.4*	Compensation Policy for Non-Employee Directors

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 9, 2010.

MERCURY COMPUTER SYSTEMS
By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President, Chief Financial Officer and Treasurer