Form 10-Q
period 2010-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2010-05-06
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)     Yes ☐    No ☒

Shares of Common Stock outstanding as of May 1, 2010: 23,676,431 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

(Unaudited)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$58,824	$46,950
Marketable securities	34,057	44,977
Accounts receivable, net of allowance for doubtful accounts of $375 and $425 at March 31, 2010 and June 30, 2009, respectively	30,387	28,595
Inventory	20,059	16,805
Option to sell auction rate securities at par	3,814	5,030
Prepaid income taxes	2,467	384
Prepaid expenses and other current assets	2,392	3,364

Total current assets	152,000	146,105
Restricted cash	3,000	3,000
Property and equipment, net	9,271	7,960
Goodwill	57,653	57,653
Acquired intangible assets, net	1,549	2,911
Other non-current assets	1,892	1,743

Total assets	$225,365	$219,372

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,242	$3,770
Accrued expenses	6,177	7,449
Accrued compensation	8,201	9,372
Borrowings under line of credit and current capital lease obligations	24,984	33,408
Income taxes payable	1,399	2,316
Deferred revenues and customer advances	7,320	7,840
Current liabilities of discontinued operations	23	1,234

Total current liabilities	58,346	65,389
Deferred gain on sale-leaseback	7,002	7,870
Other non-current liabilities	1,453	1,076

Total liabilities	66,801	74,335
Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 22,664,900 and 22,376,069 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	227	224
Additional paid-in capital	108,644	104,843
Retained earnings	49,018	39,313
Accumulated other comprehensive income	675	657

Total shareholders’ equity	158,564	145,037

Total liabilities and shareholders’ equity	$225,365	$219,372

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues	$43,603	$50,563	$136,192	$140,497
Cost of revenues	18,800	21,380	58,222	60,983

Gross margin	24,803	29,183	77,970	79,514
Operating expenses:
Selling, general and administrative	12,538	12,584	37,367	38,666
Research and development	10,629	11,118	30,726	33,001
Impairment of long-lived assets	61	—	211	—
Amortization of acquired intangible assets	434	498	1,302	1,955
Restructuring	(11)	239	243	713

Total operating expenses	23,651	24,439	69,849	74,335

Income from operations	1,152	4,744	8,121	5,179
Interest income	195	239	437	1,920
Interest expense	(147)	(497)	(317)	(2,280)
Other income, net	264	317	799	120

Income from continuing operations before income taxes	1,464	4,803	9,040	4,939
Income tax (benefit) expense	(2,235)	101	(999)	101

Income from continuing operations	3,699	4,702	10,039	4,838
Loss from discontinued operations, net of income taxes	(423)	(704)	(408)	(19,696)
Gain on sale of discontinued operations, net of income taxes	—	4,152	74	4,640

Net income (loss)	$3,276	$8,150	$9,705	$(10,218)

Basic net earnings (loss) per share:
Income from continuing operations	$0.16	$0.21	$0.45	$0.22
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.89)
Gain on sale of discontinued operations	—	0.19	—	0.21

Net income (loss)	$0.14	$0.37	$0.43	$(0.46)

Diluted net earnings (loss) per share:
Income from continuing operations	$0.16	$0.21	$0.44	$0.22
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.88)
Gain on sale of discontinued operations	—	0.18	—	0.20

Net income (loss)	$0.14	$0.36	$0.42	$(0.46)

Weighted-average common shares outstanding:
Basic	22,627	22,208	22,509	22,113

Diluted	23,152	22,486	22,921	22,374

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,705	$(10,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	5,092	7,493
Stock-based compensation expense	2,968	4,630
Impairment of goodwill and long-lived assets	211	14,555
Deferred income taxes	(64)	(176)
Non-cash interest expense	11	780
Gross tax windfall from stock-based compensation	(819)	(601)
Gain on sale of discontinued operations	(74)	(4,640)
Other non-cash income	(977)	(868)
Changes in operating assets and liabilities, net of effects of businesses disposed of:
Accounts receivable	(1,872)	(4,334)
Inventory	(3,264)	5,305
Prepaid expenses and other current assets	950	5,141
Prepaid income taxes	(2,330)	—
Other assets	(86)	386
Accounts payable and accrued expenses	3,996	(4,267)
Deferred revenues and customer advances	(570)	(3,313)
Income taxes payable	(916)	(258)
Other long term liabilities	334	(1,759)

Net cash provided by operating activities	12,295	7,856

Cash flows from investing activities:
Purchases of marketable securities	—	(138,583)
Sales and maturities of marketable securities	12,175	198,878
Purchases of property and equipment	(4,948)	(3,188)
Payments for acquired intangible assets	(183)	—
Proceeds from life insurance policies redemption	—	831
(Payments) proceeds from sale of discontinued operations, net	(805)	819

Net cash provided by investing activities	6,239	58,757

Cash flows from financing activities:
Proceeds from employee stock plans	1,266	413
(Payments) borrowings under line of credit, net	(8,432)	33,316
Payments of deferred financing activities	(169)	—
Gross tax windfall from stock-based compensation	819	601
Repurchases of common stock	(428)	(404)
Payments of principal under notes payable	—	(119,688)
Proceeds (payments) of capital lease obligations	44	(178)

Net cash used in financing activities	(6,900)	(85,940)

Effect of exchange rate changes on cash and cash equivalents	240	866

Net increase (decrease) in cash and cash equivalents	11,874	(18,461)
Cash and cash equivalents at beginning of period	46,950	59,045

Cash and cash equivalents at end of period	$58,824	$40,584

Cash paid (received) during the period for:
Interest	$—	$1,868

Income benefit (taxes), net	2,504	(3,911)

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$6,112	$51

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized computing markets. The Company’s solutions are involved in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s systems process real-time radar, sonar and signals intelligence data. The Company’s systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. The Company also provides radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the defense prime contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”) to focus on reaching the federal intelligence agencies and homeland security programs. The Company’s primary markets are aerospace and defense, specifically in the Intelligence, Surveillance and Reconnaissance (“ISR”) space, which includes radar, electronic warfare, sonar and electro-optical markets; and commercial markets, which include semiconductor, commercial computing and homeland security markets.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended June 30, 2009 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The fiscal 2009 consolidated financial statements, excluding the statement of cash flows, were reclassified to reflect the discontinuation and sale of the Biotech business (“Biotech”), the Visage Imaging (“VI”) business and the Visualization Sciences Group (“VSG”) business, in accordance with the Financial Accounting Standards Board (“FASB”) issued ASC 360, Property, Plant, and Equipment (“FASB ASC 360”), previously SFAS No. 144 (see Note P).

During the third quarter of fiscal 2010, the Company identified errors totaling $428 primarily related to deferred revenue, of which $108, $219 and $101 understated income in the fourth quarter of fiscal 2009, and the first and second quarters of fiscal 2010, respectively. The Company recorded an increase in revenue of $96 and a reduction to cost of goods sold of $332 in the third quarter of fiscal 2010 to adjust for the errors and correctly reflect the March 31, 2010 year-to-date period. The Company has concluded that the impact of these errors is not material to prior periods or the three and nine months ended March 31, 2010.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FASB SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles (“FASB ASU 2009-1”), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Effective February 2010, the Company adopted FASB ASU 2010-09, Subsequent Events (“FASB ASU 2010-09”), which updated FASB ASC 855, Subsequent Events (“FASB ASC 855”). FASB ASU 2010-09 clarifies the date through which the Company is required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events through the date that the financial statements are issued. Such adoption had no impact on the Company’s financial position or results of operations as it only amends required disclosures.

Effective January 1, 2010, the Company adopted FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements (“FASB ASU 2010-06”). FASB ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. Such adoption did not have a material impact on the Company’s financial position or results of operation.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”), which amends FASB ASC 605, Revenue Recognition. FASB ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) best estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for the Company July 1, 2010; however, the Company has elected to early adopt as permitted by the guidance. As such, the Company will prospectively apply the provisions of FASB ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009. See Note C for disclosures regarding the adoption of FASB ASU 2009-13.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“FASB ASU 2009-14”), which amends FASB ASC 985, Software. FASB ASU 2009-14 amends the FASB ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance is effective for the Company July 1, 2010; however, the Company has elected to early adopt as permitted by the guidance. As such, the Company will prospectively apply the provisions of FASB ASU 2009-14 to all revenue arrangements entered into or materially modified after July 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

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

Effective July 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into FASB ASC 350—Intangibles—Goodwill and Other (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on July 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact the Company’s financial position or results of operations as the Company did not acquire any intangible assets during the three and nine months ended March 31, 2010.

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

Effective August 2009, the Company adopted FASB ASU No. 2009-05, Measuring Liabilities at Fair Value (“FASB ASU 2009-05”), which amends FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the FASB ASC as a result of this update were effective for the Company on October 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB ratified ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“FASB ASU 2010-17”), which provides guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company on July 1, 2010 and is not expected to have a material impact to its consolidated financial position or results of operations.

C. Multiple-Deliverable Arrangements

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in the three and nine months ended March 31, 2010 was approximately 42% and 52% of total revenues, respectively. Revenue recognized under multiple-deliverable arrangements in the three and nine months ended March 31, 2009 was approximately 63% of total revenues. Typically, 80% to 90% of the Company’s multiple-deliverable revenue arrangements ship complete within the same quarter.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB ASC Topic 605, Revenue Recognition. FASB ASU 2009-13 eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. FASB ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) best estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for the Company on July 1, 2010; however, the Company elected to early adopt, as permitted by the guidance. As such, the Company has prospectively applied the provisions of FASB ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009.

Per the provisions of FASB ASU 2009-13, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses best estimated selling price (“BESP”). The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company typically will determine selling price using VSOE or BESP.

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

TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. As noted above, the Company typically is not able to use TPE as the Company is usually unable to obtain sufficient information on competitor pricing to substantiate TPE.

If the Company is unable to establish selling price using VSOE or TPE, and the order was received or materially modified after the Company’s FASB ASU 2009-13 implementation date of July 1, 2009, the Company will use BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis.

The Company’s determination of BESP involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies (as evident from the price list established and updated by management on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

Since the adoption of FASB ASU 2009-13 on July 1, 2009, the Company has primarily used its ongoing pricing strategy and policies to determine BESP. The Company has corroborated the BESP determined by ongoing pricing strategy and policies with the cost to produce the deliverable, the anticipated margin on the deliverable, the selling price and profit margin for similar parts and the characteristics of the varying markets in which the deliverables are sold. The Company will determine BESP for deliverables in future agreements based on the specific facts and circumstances of each arrangement.

The Company plans to analyze the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of FASB ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or if the item could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

As a result of implementing FASB ASU 2009-13, the Company recognized $3,138 and $7,487 in revenue in the three and nine months ended March 31, 2010, respectively, which would have been deferred under the previous guidance for multiple element arrangements. The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the substance of the arrangements entered into or materially modified after the July 1, 2009 adoption date and the timing of the shipments of the deliverables within these arrangements.

D. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 4,092 shares, which will be increased by any future cancellations, forfeitures, expirations or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,410 shares available for future grant under the 2005 Plan at March 31, 2010.

The number of shares authorized for issuance under the 1997 Plan was 8,650 shares, of which 100 shares could be issued pursuant to restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options typically vest over periods of zero to four years and have a maximum term of 10 years.

Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors directed that no further grants of stock options or other awards would be made under the 1997 Plan, and the 1997 Plan subsequently expired in June 2007. The foregoing does not affect any outstanding awards under the 1997 Plan, which remains in full force and effect in accordance with their terms.

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,100 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 50 and 46 shares issued under the ESPP during the nine months ended March 31, 2010 and 2009, respectively. Shares available for future purchase under the ESPP totaled 298 at March 31, 2010.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2008	3,733	$16.88	6.20
Grants	559	6.68
Exercises	(22)	7.68
Cancellations(1)	(1,290)	19.57

Outstanding at June 30, 2009	2,980	$13.87	5.69
Grants	56	10.41
Exercises	(112)	7.72
Cancellations	(277)	17.69

Outstanding at March 31, 2010	2,647	$13.65	5.03

(1)	Options cancelled as part of the Company’s shareholder-approved option exchange program, totaling 394 options, are included in the cancellation figure.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2008:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2008	866	$13.18
Granted(1)	384	5.99
Vested	(375)	13.48
Forfeited	(209)	12.70

Outstanding at June 30, 2009	666	$8.97
Granted	601	10.17
Vested	(169)	11.90
Forfeited	(85)	7.61

Outstanding at March 31, 2010	1,013	$9.31

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program, totaling 154 awards, at a weighted-average fair value of $8.71, are included in the granted figure.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2010 and 2009 in accordance with FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”), previously SFAS No. 123R, and did not capitalize any such expenses on the consolidated balance sheets, as expenses that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Cost of revenues	$56	$69	$166	$278
Selling, general and administrative	687	877	2,405	3,391
Research and development	200	276	397	1,001

Share-based compensation expense before tax	943	1,222	2,968	4,670
Income taxes	—	—	—	—

Net compensation expense	$943	$1,222	$2,968	$4,670

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010		2009	2010	2009
Weighted-average fair value of options granted	$—	(*)	$3.67	$7.17	$3.68
Option life(1)	—	(*)	5.5 years	5 years	5.5 years
Risk-free interest rate(2)	—	(*)	1.5%	2.4%	2.4%
Stock volatility(3)	—	(*)	77%	87%	64%
Dividend rate	—	(*)	0%	0%	0%

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Weighted-average fair value of stock purchase rights granted	$3.45	$3.19	$3.80	$3.04
Option life(1)	6 months	6 months	6 months	6 months
Risk-free interest rate(2)	0.2%	0.3%	0.3%	1.4%
Stock volatility(3)	53%	122%	82%	105%
Dividend rate	0%	0%	0%	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.
(*)	No stock options were granted by the Company during the three months ended March 31, 2010. The Company granted 59 restricted stock awards during the three months ended March 31, 2010.

E. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Income from continuing operations—basic	$3,699	$4,702	$10,039	$4,838
Loss from discontinued operations	(423)	(704)	(408)	(19,696)
Gain on sale of discontinued operations	—	4,152	74	4,640

Net income (loss)	$3,276	$8,150	$9,705	$(10,218)

Shares used in computation of net earnings (loss) per share—basic	22,627	22,208	22,509	22,113
Effect of dilutive stock options and restricted stock	525	278	412	261

Shares used in computation of net earnings (loss) per share—diluted	23,152	22,486	22,921	22,374

Net earnings (loss) per share—basic
Income from continuing operations	$0.16	$0.21	$0.45	$0.22
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.89)
Gain on sale of discontinued operations	—	0.19	—	0.21

Net income (loss)	$0.14	$0.37	$0.43	$(0.46)

Net earnings (loss) per share—diluted
Income from continuing operations	$0.16	$0.21	$0.44	$0.22
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.88)
Gain on sale of discontinued operations	—	0.18	—	0.20

Net income (loss)	$0.14	$0.36	$0.42	$(0.46)

Weighted average equity instruments to purchase 1,679 and 1,925 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2010, respectively, because the equity instruments were antidilutive. Weighted average equity instruments to purchase 3,626 and 3,923 shares of common stock were not included in the calculation of diluted net earnings (loss) per share for the three and nine months ended March 31, 2009, respectively, because the equity instruments were antidilutive. Additionally, the 1,715 and 3,328 shares which represent the securities that were contingently issuable under the Company’s outstanding Convertible Senior Notes (the “Notes”) were not included in the diluted net earnings (loss) per share for the three and nine months ended March 31, 2009, respectively, because the equity instruments were antidilutive. The Notes were repurchased in full in fiscal 2009.

F. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$3,276	$8,150	$9,705	$(10,218)
Other comprehensive income (loss):
Foreign currency translation adjustments	88	(525)	101	(2,906)
Recognition of foreign currency gain	—	(3,894)	—	(3,894)
Change in unrealized gain (loss) on marketable securities	—	41	(83)	3,109

Other comprehensive income (loss)	88	(4,378)	18	(3,691)

Total comprehensive income (loss)	$3,364	$3,772	$9,723	$(13,909)

G. Marketable Securities

The Company’s investments consist mainly of student loan auction rate securities (“ARS”). The ARS are all highly rated investments with AAA/Aaa ratings and are supported by the federal government as part of the Federal Family Education Loan Program and by private insurance companies. The ARS have contractual terms from 30 to 40 years, but generally have interest rate reset dates that occur every seven to 30 days. The auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.

Beginning in mid-February 2008, auctions held for the ARS held by the Company failed. As a result, the Company was not able to access these funds, and therefore, the ARS were determined to lack short-term liquidity and were classified as non-current in the consolidated balance sheet. In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company elected to participate. By electing to participate in the offering, the Company (1) received the right (“put option”) to sell these ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS held by the Company. Upon borrowing against the ARS, the Company forgoes the interest income on the underlying ARS while the borrowings are outstanding and in return is not charged any interest expense. As the put option settlement date with UBS is within one year from the March 31, 2010 balance sheet date, and the Company intends to exercise the put option on June 30, 2010, the Company has classified the fair value of the ARS as current marketable securities. Following the repurchases of $12,175 of ARS by UBS at par value during the nine months ended March 31, 2010, the ARS had a par value of approximately $37,875 at March 31, 2010.

At the time of the rights offering, the Company elected to measure the put option under the fair value option of FASB ASC 825-10 (“FASB ASC 825-10”), Financial Instruments, previously SFAS No. 159, and recorded income of $5,030, pre-tax, in fiscal 2009. The Company also transferred these ARS from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an impairment loss of $5,073, pre-tax, in fiscal 2009. The recording of the put option and the recognition of the impairment loss resulted in an immaterial impact to the consolidated statement of operations for fiscal 2009. The put option will continue to be measured at fair value utilizing Level 3 inputs, as described in FASB ASC 820 (“FASB ASC 820”), Fair Value Measurements and Disclosures, previously SFAS 157, until the earlier of its maturity or exercise (see Note H). Consistent with the ARS, the Company reclassified the put option from a non-current asset to current as of June 30, 2009. In accordance with FASB ASC 820, the Company re-measured the value of the put option at March 31, 2010. The resulting valuation decreased the put option’s value by $927 and $1,216 during the three and nine months ended March 31, 2010, respectively. The difference between the change in value of the put option and the change in value of the ARS resulted in an immaterial impact to the consolidated statement of operations for the three and nine months ended March 31, 2010. The following table summarizes the marketable securities of the Company as of March 31, 2010 and June 30, 2009:

	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Market Value
Trading Securities
MARCH 31, 2010
Short-term marketable securities:
Auction rate securities	$37,894	$—	$(3,837)	$34,057

JUNE 30, 2009
Short-term marketable securities:
Auction rate securities	$50,062	$—	$(5,085)	$44,977

The Company’s investments in marketable securities consisted entirely of ARS with maturities upwards of 40 years; however, as a result of the put option noted above, the anticipated liquidation of these securities will occur less than one year from March 31, 2010. For the fiscal year ended June 30, 2009, realized gains and losses from the sale of available-for-sale securities were immaterial.

H. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, restricted cash and ARS. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements as of March 31, 2010 for the Company’s financial instruments, including its ARS:

	Fair Value Measurements
	March 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$50,886	$50,886	$—	$—
Restricted cash	3,000	3,000	—	—
Auction rate securities	34,057	—	—	34,057
Put option to sell auction rate securities	3,814	—	—	3,814

Total	$91,757	$53,886	$—	$37,871

The fair values of the Company’s cash equivalents and restricted cash are determined through market, observable and corroborated sources. The volume and level of activity for these sources has been determined to be sufficient primarily due to the market being active, the quantity of recent transactions, pricing being current and no significant recent increases to certain risk factors, and as such, no adjustments to these sources were needed. The following table provides a rollforward of the fair value of the Company’s ARS and put option, whose fair values were determined by Level 3 inputs:

Fair Value
Balance at June 30, 2008	$47,231
Recognition of change in put option value in other net income	5,030
Realized losses included in other net income	(5,073)
Redemption of ARS	(222)
Change in temporary valuation adjustment included in comprehensive income	3,041

Balance at June 30, 2009	$50,007
Recognition of change in put option value in other net income	(1,216)
Realized gains included in other net income	1,255
Redemption of ARS	(12,175)

Balance at March 31, 2010	$37,871

The carrying values of the ARS and related put option reflect changes in the fair value of the underlying securities, which is based on Level 3 unobservable inputs. These unobservable inputs consist of fair values that are provided by the Company’s broker, which are corroborated by a discounted cash flow analysis that the

Company performs. The significant assumptions used by the Company in its analysis include interest rate spreads, credit quality, liquidity premiums and other inputs that are current as of the measurement date, including during periods of market dislocations, such as the illiquidity in the ARS market since February 2008. When performing this analysis the Company notes and analyzes for reasonableness any changes in assumptions. Factors that could cause assumptions to change include fluctuations in consumer confidence, which can vary the Company’s credit risk discount factor and cause changes to other rates used in the analysis, including the 3-month LIBOR rate. Since the October 2008 election to participate in the rights offering, there have been no material changes in the assumptions used by the Company in its discounted cash flow analysis.

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

	March 31, 2010	June 30, 2009
Raw materials	$6,217	$5,991
Work in process	5,591	6,240
Finished goods	8,251	4,574

Total	$20,059	$16,805

There are no amounts in inventory relating to contracts having production cycles longer than one year.

J. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2010	June 30, 2009
Computer equipment and software	$49,073	$64,954
Furniture and fixtures	6,788	6,800
Building and leasehold improvements	655	597
Machinery and equipment	2,635	2,084

	59,151	74,435
Less: accumulated depreciation and amortization	(49,880)	(66,475)

	$9,271	$7,960

In the three and nine months ended March 31, 2010, the Company retired $9,458 and $20,310, respectively, of fully depreciated computer equipment and software assets that were no longer in use by the Company. This retirement was part of an on-going effort by the Company to review and identify all assets that are still in use by the Company, and to retire those that are not.

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2010 was $1,312 and $3,790, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2009 was $1,363 and $4,303, respectively.

K. Operating Segments, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. Following the discontinuation and sale of the Biotech business, the VI business and the VSG business, the Company was reorganized into two business units. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance computing solutions with key market segments, including aerospace and defense, semiconductor, and commercial computing. This segment also provides software and customized design services to meet the specified requirements of military and commercial applications.

•

Mercury Federal Systems (“MFS”). Formerly referred to as the “Emerging Business Unit” segment, this business unit has historically been focused on the cultivation of new business opportunities that benefit from the Company’s capabilities across markets. Following the sale of the Biotech business and the shutdown of the Avionics and Unmanned Systems Group (“AUSG”) reporting unit, this business unit now solely consists of the Company’s wholly-owned subsidiary, Mercury Federal Systems, Inc. As such, beginning in the first quarter of fiscal 2010, this segment was renamed “Mercury Federal Systems (MFS)”. Current areas of focus include services and support work with the Department of Defense and federal intelligence and homeland security agencies, including designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces.

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

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2010
Net revenues to unaffiliated customers	$41,152	$2,315	$—	$136	$43,603
Intersegment revenues	1,001	—	—	(1,001)	—

Net revenues	$42,153	$2,315	$—	$(865)	$43,603

Income (loss) from operations	$2,625	$(332)	$(943)	$(198)	$1,152
Depreciation and amortization expense	$1,739	$7	$—	$—	$1,746
THREE MONTHS ENDED MARCH 31, 2009
Net revenues to unaffiliated customers	$48,677	$1,886	$—	$—	$50,563
Intersegment revenues	736	78	—	(814)	—

Net revenues	$49,413	$1,964	$—	$(814)	$50,563

Income (loss) from operations	$5,891	$116	$(1,222)	$(41)	$4,744
Depreciation and amortization expense	$1,855	$6	$—	$—	$1,861

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
NINE MONTHS ENDED MARCH 31, 2010
Net revenues to unaffiliated customers	$127,592	$8,464	$—	$136	$136,192
Intersegment revenues	3,594	336	—	(3,930)	—

Net revenues	$131,186	$8,800	$—	$(3,794)	$136,192

Income (loss) from operations	$11,257	$30	$(2,968)	$(198)	$8,121
Depreciation and amortization expense	$5,071	$21	$—	$—	$5,092
NINE MONTHS ENDED MARCH 31, 2009
Net revenues to unaffiliated customers	$137,247	$3,250	$—	$—	$140,497
Intersegment revenues	791	219	—	(1,010)	—

Net revenues	$138,038	$3,469	$—	$(1,010)	$140,497

Income (loss) from operations	$10,725	$(817)	$(4,670)	$(59)	$5,179
Depreciation and amortization expense	$6,239	$19	$—	$—	$6,258

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2010
Net revenues to unaffiliated customers	$38,466	$2,807	$2,330	$—	$43,603
Inter-geographic revenues	4,546	191	17	(4,754)	—

Net revenues	$43,012	$2,998	$2,347	$(4,754)	$43,603

THREE MONTHS ENDED MARCH 31, 2009
Net revenues to unaffiliated customers	$46,933	$3,080	$550	$—	$50,563
Inter-geographic revenues	2,574	307	42	(2,923)	—

Net revenues	$49,507	$3,387	$592	$(2,923)	$50,563

NINE MONTHS ENDED MARCH 31, 2010
Net revenues to unaffiliated customers	$121,455	$7,157	$7,580	$—	$136,192
Inter-geographic revenues	10,601	311	152	(11,064)	—

Net revenues	$132,056	$7,468	$7,732	$(11,064)	$136,192

NINE MONTHS ENDED MARCH 31, 2009
Net revenues to unaffiliated customers	$132,132	$6,715	$1,650	$—	$140,497
Inter-geographic revenues	5,952	743	226	(6,921)	—

Net revenues	$138,084	$7,458	$1,876	$(6,921)	$140,497

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
March 31, 2010	$12,369	$24	$664	$—	$13,057
June 30, 2009	$10,906	$45	$620	$—	$11,571

Identifiable long-lived assets exclude deferred tax accounts, goodwill, intangible assets and investments in other entities.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Customer A	27.4%	10.2%	25.6%	12.1%
Customer B	*	11.4	11.5	14.5
Customer C	*	17.2	*	13.8
Customer D	*	11.5	*	*

	27.4%	50.3%	37.1%	40.4%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. In the three months ended March 31, 2010, only one program individually comprised 10% or more of the Company’s revenues, the JSF Radar program at 14%. In the nine months ended March 31, 2010, there were no programs that individually comprised 10% or more of the Company’s revenues.

L. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill at March 31, 2010 and June 30, 2009 was $57,653. In the nine months ended March 31, 2010, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350 by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, which, following the divestiture of the VI and VSG operating segments, includes the ACS and the MFS operating segments. As of June 30, 2009, ACS was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only.

The Company tests goodwill for impairment annually by evaluating the fair value of the reporting unit as compared to the book value. If the book value of the reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. For fiscal 2009, this evaluation was performed in the Company’s fourth quarter. The evaluation was performed consistent with prior years and relied on a discounted cash flow analysis, which was corroborated by two market-based analyses: one evaluated guideline companies; and another that reviewed comparable transactions. For each analysis performed, the fair value of the reporting unit was deemed to be in excess of the book value. The Company also compared the fair value per the discounted cash flow analysis to the Company’s market capitalization, noting the market capitalization was greater than the fair value of the reporting unit. As such, as of June 30, 2009, goodwill was determined to be appropriately valued, and no impairment charge was recorded.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
MARCH 31, 2010
Completed technology	$14,030	$(14,030)	$—	3.2 years
Customer relationships	7,270	(6,617)	653	5.2 years
Licensing agreements, trademarks and patents	3,300	(2,745)	555	5.0 years
Non-compete agreements	500	(159)	341	5.0 years

	$25,100	$(23,551)	$1,549

JUNE 30, 2009
Completed technology	$14,030	$(14,021)	$9	3.2 years
Customer relationships	7,270	(5,585)	1,685	5.2 years
Licensing agreements, trademarks and patents	3,506	(2,700)	806	4.6 years
Non-compete agreements	500	(89)	411	5.0 years

	$25,306	$(22,395)	$2,911

The Company impaired $61 of a licensing agreement which was terminated during the three months ended March 31, 2010.

Estimated future amortization expense for acquired intangible assets remaining at March 31, 2010 is $409 for fiscal 2010, $565 for fiscal 2011, $256 for fiscal 2012, $256 for fiscal 2013, and $63 for fiscal 2014.

M. Debt

Debt consisted of the following:

	March 31, 2010	June 30, 2009
Borrowings under line of credit	$24,932	$33,364
Capital lease obligations	154	46
Less: current portion	(24,984)	(33,408)

Total non-current capital lease obligations	$102	$2

Borrowings Under Line of Credit

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company has elected to participate. By electing to participate in the offering, the Company (1) received the right to sell the ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The line of credit included in the offering replaced the Company’s previous margin loan facility with UBS. As of March 31, 2010, the Company had $24,932 outstanding against this line of credit, collateralized by the $37,875 par value of the ARS.

Senior Secured Credit Facility

On February 12, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provides for a $15,000 revolving line of credit (the “Revolver”) and a $20,000 acquisition line (the “Term Loan”). The Revolver is available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan is available for up to three separate borrowings, with total borrowings not to exceed $20,000, until February 11, 2012. The Term Loan has interest payments only through the August 1, 2010 payment date, and converts to interest and principal payments starting on the September 1, 2010 payment date through the February 11, 2014 maturity of the Term Loan. As of March 31, 2010, there were no borrowings against the Revolver and Term Loans.

The Loan Agreement bears interest, at the Company’s option, at a rate per annum equal to either: (i) the prime rate minus 0.25% to plus 0.25%; or (ii) the LIBOR rate plus 2.75% to 3.25% (in each case, based on the Company’s consolidated leverage ratio at the time of borrowing). For prime rate borrowings, the prime rate shall be the greater of: (i) 4.00%; or (ii) the Lender’s prime rate. The Company may not have LIBOR credit extensions having more than four different interest periods outstanding at any point in time. The Company is required to pay a fee on the daily unused portion of the Loan Agreement of 0.30% per annum. Borrowings under the Revolver are available for letters of credit, cash management services, working capital, general business purposes and foreign exchange. Borrowings under the Term Loan are available to fund acquisitions.

Borrowings under the Loan Agreement are secured by a first-priority security interest in all of the Company’s domestic assets (other than the Company’s ARS), including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. The Company’s MFS subsidiary is a guarantor and has granted a security interest in its assets in favor of the Lender. The Lender may require Mercury Computer Systems Limited, the Company’s United Kingdom subsidiary, or Nihon Mercury Computer Systems, K.K., the Company’s Japanese subsidiary, to provide guarantees in the future if the cash or assets of such subsidiary exceed specified levels.

The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If the Company has less than $10,000 of cash equivalents in accounts with the Lender in excess of the Company’s borrowings under the Loan Agreement, the Company must also satisfy a $15,000 minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant is calculated as the Company’s trailing-four quarter adjusted EBITDA (as defined in the Loan Agreement; EBITDA adjusted to add back non-cash stock compensation expenses and other one-time non-cash expenses as approved by the Lender), minus the Company’s capital expenditures during such period, and minus taxes paid by the Company in cash during such period. In addition, the Loan Agreement contains certain customary representations and warranties and limits the Company’s and its subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the Company and its subsidiaries to incur additional debt. The Loan Agreement requires the Company to exercise the put option for its ARS within 30 days of June 30, 2010, and to use the proceeds from the ARS to pay off the Company’s outstanding borrowings under the Company’s existing ARS credit facility with UBS.

The Company was in compliance with all covenants in the Loan Agreement as of March 31, 2010.

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

In connection with the divestitures of the Company’s former VI, VSG, Biotech and ES/PS businesses, the Company provided indemnification to the buyers of the respective businesses. The Company’s indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. In addition, the Company agreed to indemnify the buyer of the VI business for certain post-closing employee severance expenses. The total paid to the buyer under this obligation was $344. As of March 31, 2010, this employee severance obligation is considered closed. The Company’s indemnification obligations regarding the divested businesses are generally subject to caps on the Company’s obligations.

GUARANTEES

As part of the sale of the VSG business reported as discontinued operations in fiscal 2009, the Company made certain guarantees to the buyer in regards to retention bonuses to be paid by the buyer if certain VSG employees remain employed with the buyer in accordance with the terms of their severance agreements, typically six months from the closing date. The Company estimated the obligation against this guarantee to be approximately $730 and accrued this amount as of June 30, 2009. The Company settled this obligation in December 2009, upon the remittance of $715 to the buyer. As of December 31, 2009, this retention bonus obligation was closed.

PURCHASE COMMITMENTS

The Company’s purchase obligations typically represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. At March 31, 2010, the purchase commitments covered by these agreements were for less than one year and aggregated approximately $27,916.

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of March 31, 2010, the remaining minimum commitment related to this agreement was $1,795, which is the 35% penalty on the remaining inventory balance.

O. Shareholders’ Equity

The Company may reacquire shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During the three and nine months ended March 31, 2010, 5 and 41 shares were reacquired, respectively, for a total cost of $61 and $428, respectively, while 17 and 58 shares were reacquired during the three and nine months ended March 31, 2009, respectively, for a total cost of $107 and $404, respectively. Effective May 1, 2010, the Company discontinued the net share settlement practice for settling restricted stock awards.

P. Discontinued Operations

In June 2009, the Company closed on the sale of the VSG operating segment for gross consideration of $12,000 in cash. The sale resulted in a gain of $6,406 on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8,231, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1,560, offset by net assets of approximately $3,385. There were no material adjustments to the gain on disposal during the three and nine months ended March 31, 2010.

In January 2009, the Company completed the sale of the VI operating segment for gross consideration of $3,000 in cash. Of the proceeds, a total of $1,100 was held back for general indemnification purposes and employee termination payments incurred by the buyer. Of the total held back, $344 was used for termination payments, $423 was used for general indemnification purposes and $333 was remitted back to the Company. The sale resulted in a gain of $4,207 on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs, of $990 and the recognition of a cumulative foreign currency translation gain of $3,894, offset by net assets of the business of approximately $780. There were no material adjustments to the gain on disposal during the nine months ended March 31, 2010. In December 2008, the Company was required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: the Company’s perceived decline in the market value for the VI business. Based on this interim evaluation, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a goodwill impairment charge of $13,016. In December 2008, the Company also recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1,539.

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

In accordance with FASB ASC 360, VSG, VI and Biotech have been reflected as discontinued operations for all periods presented in the Company’s consolidated financial statements, except the consolidated statements of cash flows. Accordingly, the revenue, costs, expenses, assets and liabilities of VSG, VI and Biotech have been reported separately in the consolidated statements of operations and consolidated balance sheets for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

The amounts reported in income (loss) from discontinued operations were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
VSG
Revenue	$—	$2,737	$—	$8,142
(Loss) income from discontinued operations before income taxes	—	(98)	(4)	1,163
VI
Revenue	$—	$648	$—	$5,133
(Loss) income from discontinued operations before income taxes	—	(718)	36	(20,228)
Biotech
Loss from discontinued operations before income taxes	$—	$—	$—	$(743)

The amounts reported as liabilities of the discontinued operations were as follows:

	March 31, 2010	June 30, 2009
Accrued expenses, compensation and warranty	$23	$1,207
Deferred revenue	—	27

Liabilities of discontinued operations	$23	$1,234

Q. Income Tax (Benefit) Expense

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

The Company has a full valuation allowance on its remaining deferred tax assets as the Company does not believe that it has met the “more likely than not” realization criteria under FASB ASC 740 Income Taxes (“FASB ASC 740”), previously SFAS No. 109. The Company will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the valuation allowance. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

The Company recorded a tax benefit for the three months ended March 31, 2010 of $2,235 on income from continuing operations before taxes of $1,464 as compared to $101 of tax expense on income from continuing operations before taxes of $4,803 during the same period in fiscal 2009. The Company recorded a tax benefit for the nine months ended March 31, 2010 of $999 on income from continuing operations before taxes of $9,040 as compared to $101 of tax expense on income from continuing operations before taxes of $4,939 during the same period in fiscal 2009. The tax benefits resulted from a change in the effective tax rate that resulted in a $500 benefit. In addition, during the third quarter the Company had several favorable discrete items which included a $900 benefit from our 2009 tax return filing concerning our ability to utilize certain net operating losses, a $400 decrease of our valuation allowance for uncertain tax positions, $300 due to the favorable settlement of issues regarding our 2006 through 2008 tax return filings and $100 for other items.

As of March 31, 2010, the changes in the Company’s reserves for unrecognized income tax benefits were summarized as follows:

	Nine Months Ended	Years Ended June 30,
	March 31, 2010	2009	2008
Unrecognized tax benefits, beginning of period	$1,069	$819	$582
Increases for previously recognized positions	1,012	568	185
Decreases for previously recognized positions	(610)	(390)	(74)
Increases for currently recognized positions	12	72	126

Unrecognized tax benefits, end of period	$1,483	$1,069	$819

The increase in the nine months ended March 31, 2010 was primarily the result of an increase in unrecognized tax positions associated with discontinued operations.

R. Restructuring Provision

In July 2009, the Company announced a restructuring plan within the ACS business unit (the “Q1 FY10 Plan”), which was enacted following the completion of the Company’s divestitures as part of the Company’s reorganization of part of its business operations. The Company had a reversal of $11 for unused outplacement costs in the three months ended March 31, 2010 and recorded an expense of $243 in the nine months ended March 31, 2010 against this plan, which included severance costs associated with the elimination of four positions.

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

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2008	$2,184	$41	$—	$2,225

ACS provision	1,532	—	143	1,675
MFS (EBU) provision	—	37	—	37

Total provision	1,532	37	143	1,712
Cash paid	(2,853)	(43)	(37)	(2,933)
Reversals and currency exchange impact	(47)	—	—	(47)

Restructuring liability at June 30, 2009	$816	$35	$106	$957

ACS provision	253	—	19	272
Cash paid	(851)	(35)	(96)	(982)
Reversals and currency exchange impact	—	—	(29)	(29)

Restructuring liability at March 31, 2010	$218	$—	$—	$218

S. Related Party Transactions

In July 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and is being paid out over the service period. As of March 31, 2010, the Company had made payments of $162 for consulting services under this agreement. Additionally, in July 2008, the Company entered into a five year non-compete agreement with our former CEO. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $500 and is being amortized over the life of the agreement. As of March 31, 2010, the Company had made payments of $308 under this non-compete agreement.

T. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the financial statements were issued. In April and May 2010, UBS repurchased $3,700 of the Company’s outstanding ARS, at par, from the Company, which was applied against the outstanding ARS line of credit. The combination of the fair value of the ARS and corresponding put option approximates par value, and therefore, no gain or loss was recognized upon repurchase. The Company’s outstanding loan balance with UBS has been reduced by the full amount of the repurchase. In addition, the Company drew down the loan with UBS by $865 in May 2010.

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

The accounting for these sales and the VSG and VI operating segments’ operating results are included in discontinued operations for fiscal 2009 (see Note P to the consolidated financial statements).

Following the divestiture of those businesses, we have organized our operations into the following two business units:

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance computing solutions with key market segments, including aerospace and defense, semiconductor, and commercial computing. This segment also provides software and customized design services to meet the specified requirements of military and commercial applications.

Mercury Federal Systems (MFS). Formerly referred to as the “Emerging Business Unit” segment, this business unit has historically been focused on the cultivation of new business opportunities that benefit from our capabilities across markets. Following the sale of the Biotech business and the shutdown of the Avionics and Unmanned Systems Group (“AUSG”) reporting unit, this business unit now solely consists of the Company’s wholly-owned subsidiary, Mercury Federal Systems, Inc. As such, beginning in the first quarter of fiscal 2010, this segment was renamed “Mercury Federal Systems (MFS)”. Current areas of focus include services and support work with the Department of Defense and federal intelligence and homeland security agencies, including designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces.

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

During the third quarter of fiscal 2010, we identified errors totaling $0.4 million primarily related to deferred revenue, of which approximately $0.1 million, $0.2 million, and $0.1 million understated income in the fourth quarter of fiscal 2009, and the first and second quarters of fiscal 2010, respectively. We recorded an increase in revenue of $0.1 million and a reduction to cost of goods sold of $0.3 million in the third quarter of fiscal 2010 to adjust for the errors and correctly reflect the March 31, 2010 year-to-date period. Management has concluded that the impact of these errors is not material to prior periods or the three and nine months ended March 31, 2010.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.1	42.3	42.7	43.4

Gross margin	56.9	57.7	57.3	56.6
Operating expenses:
Selling, general and administrative	28.8	24.9	27.4	27.5
Research and development	24.4	22.0	22.5	23.5
Impairment of long-lived assets	0.1	—	0.2	—
Amortization of acquired intangible assets	1.0	1.0	1.0	1.4
Restructuring	—	0.4	0.2	0.5

Total operating expenses	54.3	48.3	51.3	52.9

Income from operations	2.6	9.4	6.0	3.7
Other income (expense), net	0.8	0.1	0.6	(0.2)

Income from continuing operations before income taxes	3.4	9.5	6.6	3.5
Income tax (benefit) expense	(5.1)	0.2	(0.8)	0.1

Income from continuing operations	8.5	9.3	7.4	3.4
Loss from discontinued operations, net of taxes	(1.0)	(1.4)	(0.3)	(14.0)
Gain on sale of discontinued operations, net of taxes	—	8.2	—	3.3

Net income (loss)	7.5%	16.1%	7.1%	(7.3)%

THREE AND NINE MONTHS ENDED  MARCH 31, 2010 VS. THREE AND NINE MONTHS ENDED MARCH 31, 2009

REVENUES

(in thousands)	Three Months Ended March 31, 2010	As a % of Total Net Revenue	Three Months Ended March 31, 2009	As a % of Total Net Revenue	$ Change	% Change
ACS	$41,152	95%	$48,677	96%	$(7,525)	(15.5)%
MFS	2,315	5	1,886	4	429	22.7
Other	136	—	—	—	136	100

Total revenues	$43,603	100%	$50,563	100%	$(6,960)	(13.8)%

Total revenues decreased $7.0 million, or 13.8%, during the three months ended March 31, 2010 as compared to the same period in fiscal 2009. International revenues represented approximately 11.8% and 7.2% of total revenues during the three months ended March 31, 2010 and 2009, respectively.

Net ACS revenues decreased $7.5 million, or 15.5%, during the three months ended March 31, 2010 as compared to the same period in fiscal 2009. This decrease was primarily driven by a $3.6 million reduction in sales to commercial customers, primarily relating to medical markets. The decrease was also due to a reduction in sales to defense customers of $3.9 million, mostly driven by a decrease in sales to the electronic warfare market.

Net MFS revenues increased $0.4 million during the three months ended March 31, 2010 as compared to the same period in fiscal 2009. This change was primarily driven by a $1.3 million increase in revenue relating to a large ISR development program, offset by the completion of other programs during the year.

Net Other revenues increased $0.1 million during the three months ended March 31, 2010 as compared to the same period in fiscal 2009. This increase is a result of revenues earned by the Company during the three months ended March 31, 2010 attributed to a development program, which are not allocable to our two business units under contract accounting.

(in thousands)	Nine Months Ended March 31, 2010	As a % of Total Net Revenue	Nine Months Ended March 31, 2009	As a % of Total Net Revenue	$ Change	% Change
ACS	$127,592	94%	$137,247	98%	$(9,655)	(7.0)%
MFS	8,464	6	3,250	2	5,214	160
Other	136	—	—	—	136	100

Total revenues	$136,192	100%	$140,497	100%	$(4,305)	(3.1)%

Total revenues decreased $4.3 million, or 3.1%, during the nine months ended March 31, 2010 as compared to the same period in fiscal 2009. International revenues represented approximately 10.8% and 6.0% of total revenues during the nine months ended March 31, 2010 and 2009, respectively.

Net ACS revenues decreased $9.7 million, or 7.0%, to $127.6 million for the nine months ended March 31, 2010 as compared to the same period in fiscal year 2009. This decrease was primarily driven by a $9.1 million reduction in sales to commercial customers, primarily relating to the medical and semiconductor equipment markets. This decrease was also due to a decrease in sales to defense customers of $0.6 million, mostly driven by a decrease in sales to the electronic warfare market.

Net MFS revenues increased $5.2 million during the nine months ended March 31, 2010 as compared to the same period in fiscal 2009. This change was primarily driven by a $4.8 million increase in revenue relating to a large ISR development program.

Net Other revenues increased $0.1 million during the nine months ended March 31, 2010 as compared to the same period in fiscal 2009. This increase is a result of revenues earned by the Company during the three months ended March 31, 2010 attributed to a development program, which are not allocable to our two business units under contract accounting.

GROSS MARGIN

Gross margin was 56.9% for the three months ended March 31, 2010, a decrease of 80 basis points from the 57.7% gross margin achieved during the same period in fiscal 2009. The decrease in gross margin was primarily due to an increase in service and systems integration revenue as a percentage of overall revenue, which tends to carry lower gross margins.

Gross margin was 57.3% for the nine months ended March 31, 2010, an increase of 70 basis points from the 56.6% gross margin achieved during the same period in fiscal 2009. The increase in gross margin was primarily due to a $3.6 million decrease in provisions for obsolete inventory, a $2.9 million reduction in manufacturing costs due to improved efficiencies, a $1.5 million decrease in warranty expense and a $0.6 million decrease in scrap expenditures, as compared to the same period in fiscal 2009. This increase was partially offset by a decrease in direct margin due to an unfavorable shift in product and business mix. Significant reserves for inventory obsolescence were booked in the nine months ended March 31, 2009 largely due to lower demand in the commercial space.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $0.1 million, or 0.4%, to $12.5 million during the three months ended March 31, 2010 as compared to $12.6 million during the same period in fiscal 2009. While revenue decreased $7.0 million during the three months ended March 31, 2010, selling, general and administrative expenses remained relatively flat primarily due to consistency in headcount.

Selling, general and administrative expenses decreased $1.3 million, or 3.4%, to $37.4 million during the nine months ended March 31, 2010 as compared to $38.7 million during the same period in fiscal 2009. The decrease was primarily due to a $0.7 million decrease in employee compensation expense, including stock-based compensation expense, driven by awards with historically high valuations becoming fully vested and being offset by new awards with lower valuations and an increase in our estimated forfeiture rate. Additionally, there was a $0.4 million decrease in consultant fees, a $0.4 million decrease in audit expense and a $0.5 million decrease in external legal expense, offset by a $0.2 million increase in recruiting expense.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $0.5 million, or 4.4%, to $10.6 million during the three months ended March 31, 2010 as compared to $11.1 million during the same period in fiscal 2009. The decrease was primarily the result of a $1.6 million increase in the time spent by our engineers on billable projects. This decrease was partially offset by a $0.6 million increase in employee compensation expense, driven by a 14 person increase in headcount during the three months ended March 31, 2010 and a $0.4 million increase in outside development expenses related to new product development initiatives. Research and development continues to be a focus of our business with approximately 24.4% of our revenues dedicated to research and development activities during the three months ended March 31, 2010 and approximately 22.0% of our revenues dedicated to such activities during the same period in fiscal 2009.

Research and development expenses decreased $2.3 million, or 6.9%, to $30.7 million during the nine months ended March 31, 2010 as compared to $33.0 million during the same period in fiscal 2009. The decrease was primarily the result of a $4.1 million increase in the time spent by our engineers on billable projects and a $0.3 million decrease in depreciation expense due to assets becoming fully depreciated. This decrease was partially offset by a $1.1 million increase in employee compensation expense, driven by a 14 person increase in headcount, and a $0.9 million increase in outside development expenses related to new product development initiatives. Research and development continues to be a focus of our business with approximately 22.5% of our revenues dedicated to research and development activities during the nine months ended March 31, 2010 and approximately 23.5% of our revenues dedicated to such activities during the same period in fiscal 2009. It is our priority to continue to improve the leverage of our research and development investments in order to realize a more near-term return.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets was $0.1 million and $0.2 million during the three and nine months ended March 31, 2010, respectively. These charges were the result of the impairment of the remaining value of a terminated license during the three months ended March 31, 2010 and the reduced expectation of the fair value for the shares we received as compensation in the sale of our Biotech business during the nine months ended March 31, 2010.

There were no impairment charges recorded in the nine months ended March 31, 2009.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased $0.1 million to $0.4 million for the three months ended March 31, 2010 as compared to $0.5 million during the same period in fiscal 2009. Amortization of acquired intangible assets decreased $0.7 million to $1.3 million for the nine months ended March 31, 2010 as compared to $2.0 million during the same period in fiscal 2009. The decreases in both periods were primarily attributable to assets becoming fully amortized.

RESTRUCTURING EXPENSE

Restructuring expense decreased $0.2 million to nil during the three months ended March 31, 2010 as compared to $0.2 million during the same period in fiscal 2009. During the three months ended March 31, 2009, the restructuring charges primarily related to the elimination of four positions and additional severance accruals for our ACS Plan, which was enacted in fiscal 2008 to reduce payroll and overhead costs to realign costs with our revenue base. There were no new restructuring events during the three months ended March 31, 2010.

Restructuring expense decreased $0.5 million to $0.2 million during the nine months ended March 31, 2010 as compared to $0.7 million during the same period in fiscal 2009. Restructuring activities during the nine months ended March 31, 2010, were primarily due to the elimination of four positions under the Q1 FY10 Plan, which was enacted following the completion of our divestitures as part of the reorganization of our business operations. During the nine months ended March 31, 2009, the restructuring charges primarily related to the elimination of fifteen positions and severance accruals for our ACS Plan, which was enacted in fiscal 2008 to reduce payroll and overhead costs and to realign expenses with our revenue base.

INTEREST INCOME

Interest income remained relatively flat at $0.2 million during the three months ended March 31, 2010 and 2009. Interest income decreased by $1.5 million to $0.4 million during the nine months ended March 31, 2010 as compared to the same period in fiscal 2009. The decreases during the nine months ended March 31, 2010 were primarily attributable to decreased rates of return on our marketable securities, as well as a decrease in the amount of cash invested in marketable securities as a result of the February 2009 and May 2009 repurchase of an aggregate of $125.0 million of our Convertible Senior Notes (the “Notes”).

INTEREST EXPENSE

Interest expense decreased $0.4 million to $0.1 million in the three months ended March 31, 2010 as compared to the same period in fiscal 2009. Interest expense decreased $2.0 million to $0.3 million during the nine months ended March 31, 2010 as compared to the same period in fiscal 2009. The decreases during both periods were primarily due to lower interest incurred as a result of the repayment of our Notes in February 2009 and May 2009.

INCOME TAX BENEFIT / EXPENSE

We recorded a tax benefit of $2.2 million during the three months ended March 31, 2010 as compared to a $0.1 million expense during the same period in fiscal 2009. Our effective tax rate for the three months ended March 31, 2010 differed from the U.S. statutory tax rate of 35% primarily due to tax benefits resulting from a change in the effective tax rate that resulted in a $0.5 million benefit. In addition, during the third quarter we had several favorable discrete items which included a $0.9 million benefit from our 2009 tax return filing concerning our ability to utilize certain net operating losses, a $0.4 million decrease of our valuation allowance for uncertain tax positions, $0.3 million due to the favorable settlement of issues regarding our 2006 through 2008 tax return filings and $0.1 million for other items.

We recorded a tax benefit of $1.0 million during the nine months ended March 31, 2010 as compared to a $0.1 million expense during the same period in fiscal 2009. Our effective tax rate for the nine months ended March 31, 2010 differed from the U.S. statutory tax rate of 35% primarily due to tax benefits resulting from a change in the effective tax rate that reduced tax expense to $0.7 million. In addition, during the third quarter we had several favorable discrete items which included a $0.9 million benefit from our 2009 tax return filing concerning our ability to utilize certain net operating losses, a $0.4 million decrease of our valuation allowance for uncertain tax positions, $0.3 million due to the favorable settlement of issues regarding our 2006 through 2008 tax return filings and $0.1 million for other items.

SEGMENT OPERATING RESULTS

Operating profit for ACS decreased $3.3 million during the three months ended March 31, 2010 to $2.6 million as compared to $5.9 million for the same period in fiscal 2009. This decrease was largely attributable to lower revenues and gross margin. The decrease in operating profit was slightly offset by a reduction in operating expenses, primarily driven by a decrease in associate headcount as a result of fiscal 2009 restructuring and cost savings efforts.

Operating profit for ACS increased $0.3 million during the nine months ended March 31, 2010 to $11.1 million as compared to $10.8 million for the same period in fiscal 2009. This improvement was largely attributable to a $3.6 million decrease in provisions for obsolete inventory, a $2.9 million reduction in manufacturing costs due to improved efficiencies, a $1.5 million decrease in warranty expense and a $0.6 million decrease in scrap expenditures, as compared to the same period in fiscal 2009 and a reduction in operating expenses, primarily driven by a decrease in associate headcount as a result of fiscal 2009 restructuring and cost savings efforts. This increase was offset by a decrease in revenue in the commercial and electronic warfare markets.

Results from operations of the MFS segment decreased $0.4 million during the three months ended March 31, 2010 to an operating loss of $0.3 million as compared to an operating profit of $0.1 million for the same period in fiscal 2009. The decrease in results from operations was primarily due to a decrease in gross margin due to a change in program mix. In addition, operating expenses increased $0.2 million relating to an increase in MFS headcount.

Results from operations of the MFS segment increased $0.8 million during the nine months ended March 31, 2010 to break-even as compared to an operating loss of $0.8 million for the same period in fiscal 2009. The increase in results from operations was primarily due to an increase in revenue relating to an ISR development program.

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

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Nine Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$12,295	$7,856
Net cash provided by investing activities	6,239	58,757
Net cash used in financing activities	(6,900)	(85,940)
Net increase (decrease) in cash and cash equivalents	11,874	18,461

Cash and Cash Equivalents

Our cash and cash equivalents increased by $11.9 million from June 30, 2009 to March 31, 2010, primarily as the result of $12.3 million of cash provided by operating activities, $12.2 million cash proceeds from sale of marketable securities and $1.3 million cash proceeds received from employee stock plans, offset by the $8.4 million of payments to reduce our borrowings under our ARS line of credit with UBS and $4.9 million in capital expenditures.

Our cash and cash equivalents decreased by $18.5 million from June 30, 2008 to March 31, 2009, primarily as the result of the repurchase of $119.7 million of our Notes and $3.2 million in capital expenditures, offset by $60.3 million of higher net sales of marketable securities, a $33.3 million borrowing against our ARS and $7.9 million of cash provided by operating activities.

During the nine months ended March 31, 2010, we generated $12.3 million in cash from operating activities compared to $7.9 million generated from operating activities during the same period in fiscal 2009. The $4.4 million increase in cash generated from operations was largely driven by a $19.9 million increase in net income, a $8.3 million increase due to an increase in accounts payable and accrued expenses, a $4.8 million decrease due to a decrease in deferred revenue and other long-term liabilities and a $2.5 million decrease in cash due to an increase in accounts receivable, offset by a $14.8 million decrease in non-cash gains and losses, a $8.4 million increase in cash used from inventory, a $4.2 million decrease in cash due to an increase in prepaid expenses, a $3 million increase in cash paid for income taxes and a $0.5 million decrease in cash generated from other assets. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the nine months ended March 31, 2010, we generated $6.2 million of cash from investing activities compared to $58.8 million provided by investing activities during the same period in fiscal 2009. The $52.6 million decrease in cash provided by investing activities was primarily driven by a $48.2 million decrease in cash generated from net sale of marketable securities, $1.8 million increase in capital expenditures, $1.6 increase in net cash used for sale of discontinuing operations and a $0.8 million decrease in proceeds from the redemption of life insurance policies.

During the nine months ended March 31, 2010, we used $6.9 million cash in financing activities compared to $85.9 million during the same period in fiscal 2009. The $79 million decrease in cash used in financing activities was primarily due to our February 4, 2009 repurchase of $119.7 million (face value) aggregate principal amount of our Notes from the holder of such Notes, offset by $8.4 million of payments made against our ARS line of credit during the nine months ended March 31, 2010 as compared to $33.3 million of borrowings under the ARS line of credit in the comparable period in fiscal 2009. In October 2008, we received a rights offering from UBS (the “offering”) in which we elected to participate. By electing to participate in the offering, we (1) received the right to sell these ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, we forgo the interest income on the underlying ARS while the borrowings are outstanding and in return are not charged any interest expense. The line of credit included in the offering replaced our previous margin loan facility with UBS. As of March 31, 2010, we had $24.9 million outstanding under this line of credit, collateralized by the $37.9 million par value of ARS.

During the nine months ended March 31, 2010, our primary source of liquidity came from existing cash and marketable securities, the cash generated from operations and the $24.9 million borrowing under our ARS line of credit. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, marketable securities, available line of credit and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

In April and May 2010, UBS repurchased $3.7 million of our outstanding ARS, at par, from us, which was applied against the outstanding ARS line of credit. The combination of the fair value of the ARS and corresponding put option approximates par value, and therefore, no gain or loss was recognized upon repurchase. Our outstanding loan balance with UBS has been reduced by the full amount of the repurchase. In addition, we drew down the loan with UBS by $0.9 million in May 2010.

Notes

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

Borrowings Under Line of Credit

In October 2008, we elected to participate in a rights offering from UBS with the option to borrow up to 75% of the fair value of our $37.9 million par value ARS. Upon borrowing against the ARS, the interest expense incurred by us will not exceed the interest income earned on the underlying ARS. As of March 31, 2010, we had $24.9 million outstanding against this line of credit.

In April and May 2010, UBS repurchased $3.7 million of our outstanding ARS securities from us, which was applied against the outstanding ARS line of credit. In addition, we drew down the loan with UBS by $0.9 million in May 2010.

Senior Secured Credit Facility

On February 12, 2010, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provides for a $15.0 million revolving line of credit (the “Revolver”) and a $20.0 million acquisition line (the “Term Loan”). The Revolver is available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan is available for up to three separate borrowings, with total borrowings not to exceed $20.0 million, until February 11, 2012. The Term Loan has interest payments only through the August 1, 2010 payment date, and converts to interest and principal payments starting on the September 1, 2010 payment date through the February 11, 2014 maturity of the Term Loan. As of March 31, 2010, there were no borrowings against the Revolver and Term Loans.

The Loan Agreement bears interest, at our option, at a rate per annum equal to either: (i) the prime rate minus 0.25% to plus 0.25%; or (ii) the LIBOR rate plus 2.75% to 3.25% (in each case, based on our consolidated leverage ratio at the time of borrowing). For prime rate borrowings, the prime rate shall be the greater of: (i) 4.00%; or (ii) the Lender’s prime rate. We may not have LIBOR credit extensions having more than four different interest periods outstanding at any point in time. We are required to pay a fee on the daily unused portion of the Loan Agreement of 0.30% per annum. Borrowings under the Revolver are available for letters of credit, cash management services, working capital, general business purposes and foreign exchange. Borrowings under the Term Loan are available to fund acquisitions.

Borrowings under the Loan Agreement are secured by a first-priority security interest in all of our domestic assets (other than our ARS), including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. Our MFS subsidiary is a guarantor and has granted a security interest in its assets in favor of the Lender. The Lender may require Mercury Computer Systems Limited, our United Kingdom subsidiary, or Nihon Mercury Computer Systems, K.K., our Japanese subsidiary, to provide guarantees in the future if the cash or assets of such subsidiary exceed specified levels.

The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If we have less than $10 million of cash equivalents in accounts with the Lender in excess of our borrowings under the Loan Agreement, we must also satisfy a $15 million minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant is calculated as our trailing-four quarter adjusted EBITDA (as defined in the Loan Agreement; EBITDA adjusted to add back non-cash stock compensation expenses and other one-time non-cash expenses as approved by the Lender), minus our capital expenditures during such period, and minus taxes paid by us in cash during such period. In addition, the Loan Agreement contains certain customary representations and warranties and limits us and our subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on us and our subsidiaries to incur additional debt. The Loan Agreement requires us to exercise the put option for our ARS within 30 days of June 30, 2010, and to use the proceeds from the ARS to pay off our outstanding borrowings under our existing ARS credit facility with UBS.

We were in compliance with all covenants in the Loan Agreement as of March 31, 2010.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2010:

(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Borrowings under line of credit	$24,932	$24,932	$—	$—	$—
Purchase obligations	27,916	27,916	—	—	—
Operating leases	17,879	2,996	5,752	4,703	4,428
Supply agreement	1,795	—	1,795	—	—
Capital lease obligations	154	52	102	—	—

	$72,676	$55,896	$7,649	$4,703	$4,428

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $27.9 million at March 31, 2010.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of March 31, 2010, the remaining minimum commitment related to this agreement was $1.8 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

In July 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million and is being paid out over the service period. As of March 31, 2010, the Company had made payments of $0.2 million for consulting services under this agreement. Additionally, in July 2008, the Company entered into a five year non-compete agreement with our former CEO. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $0.5 million and is being amortized over the life of the agreement. As of March 31, 2010, the Company had made payments of $0.3 million under this non-compete agreement.

RECENT ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FASB SFAS 168”). FASB SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles (“FASB ASU 2009-1”), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial position or results of operations but will change the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Effective February 2010, we adopted FASB ASU 2010-09, Subsequent Events (“FASB ASU 2010-09”), which updated FASB ASC 855, Subsequent Events (“FASB ASC 855”). FASB ASU 2010-09 clarifies the date through which we are required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events through the date that the financial statements are issued. Such adoption had no impact on our financial position or results of operations as it only amends required disclosures.

Effective January 1, 2010, we adopted FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements (“FASB ASU 2010-06”). FASB ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. Such adoption did not have a material impact on our financial position or results of operation.

Effective July 1, 2009, we adopted FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”), which amends FASB ASC 605, Revenue Recognition. FASB ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) best estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us July 1, 2010; however, we have elected to early adopt as permitted by the guidance. As such, we have prospectively applied the provisions of FASB ASU 2009-13 to revenue arrangements entered into or materially modified after July 1, 2009. See Note C to the consolidated financial statements for disclosures regarding the adoption of FASB ASU 2009-13.

Effective July 1, 2009, we adopted FASB ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“FASB ASU 2009-14”), which amends FASB ASC 985, Software. FASB ASU 2009-14 amends the FASB ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance is effective for us July 1, 2010; however, we have elected to early adopt as permitted by the guidance. As such, we will prospectively apply the provisions of FASB ASU 2009-14 to revenue arrangements entered into or materially modified after July 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

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

Effective July 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into FASB ASC 350—Intangibles—Goodwill and Other (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on July 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during the three and nine months ended March 31, 2010.

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

Effective August 2009, the we adopted FASB ASU No. 2009-05, Measuring Liabilities at Fair Value (“FASB ASU 2009-05”), which amends ASC Topic 820, Fair Value Measurements and Disclosures. FASB ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the FASB ASC as a result of this update were effective for us on October 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB ratified ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“FASB ASU 2010-17”), which provides guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us on July 1, 2010 and is not expected to have a material impact to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2009 to March 31, 2010.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes from the factors disclosed in our 2009 Annual Report on Form 10-K, except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The following table sets forth information about repurchases of our common stock for the three months ended March 31, 2010.

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
January 1-31, 2010	1,193	$17.55	—
February 1-28, 2010	3,407	15.29	—
March 1-31, 2010	329	12.53	—

Total	4,929

(1)	Represents shares reacquired in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Loan and Security Agreement dated February 12, 2010 between the Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 19, 2010)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 6, 2010.

MERCURY COMPUTER SYSTEMS, INC.

By:	/S/ ROBERT E. HULT
Robert E. Hult
Senior Vice President,
Chief Financial Officer and Treasurer