Form 10-K
period 2010-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2010-08-19
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

978-256-1300

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share Preferred Stock Purchase Rights	NASDAQ Global Select Market

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

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $248.7 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of Common Stock outstanding as of August 1, 2010: 23,782,700 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on October 21, 2010 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Exhibit Index on Page 97

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

OVERVIEW

Mercury was incorporated in Massachusetts in 1981. We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized commercial and defense computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, sonar and signals intelligence data. Our systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. We also provide radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense prime contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”) to focus on reaching the intelligence agencies and homeland security programs.

In fiscal 2010, we substantially completed our turnaround and focused on growing the business. We improved our working capital position, refreshed the product portfolio, developed a strong position in the intelligence, surveillance and reconnaissance (“ISR”) market that we believe will continue to grow, and grew our services and systems integration business.

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

•

Mercury Federal Systems (“MFS”). This business unit is focused on services and support work with the Department of Defense and federal intelligence and homeland security agencies, including designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces.

Financial information about our business units may be found in Note J to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Advanced Computing Solutions

The ACS business unit is focused on specialized high performance embedded computing solutions in defense electronics and commercial markets. In the fiscal years ended June 30, 2010, 2009 and 2008, ACS accounted for 95%, 97% and 99%, respectively, of our total net revenues. ACS’s open system architecture computing solutions span the full range of embedded computing technologies from board level products, including single board computers and digital signal processors, to fully integrated subsystems. Our products utilize leading-edge processor technologies architected to address data-intensive applications that include signal, sensor, and image processing within environmentally constrained military and commercial applications. Customized design and integration services extend our capabilities to tailor solutions to meet the specialized requirements of military and commercial applications.

Defense electronics markets include radar, electronic warfare, sonar, and electro-optical. In the defense electronics market we are primarily focused on ISR. Defense electronics activities are primarily focused on selling our products and services through prime defense contractor customers into United States and international aerospace and defense programs during the proof-of-concept, development and deployment phases of these advanced applications. We work closely with prime defense contractors to deliver solutions that match customer or program specified requirements. Once selected into a program, integration or service efforts will typically precede the first production orders. However, once selected, the production contracts typically continue for the life of the program, which can last many years. Strong, long-term relationships with major customers like Argon ST, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Corporation have resulted in ACS’s position as one of the defense industry’s leading signal processing subsystem suppliers.

Commercial markets include semiconductor equipment, commercial communications and homeland security. Commercial activities are primarily focused on selling our products and services to original equipment manufacturers (“OEM”), such as ASML Holding N.V., where we believe we are one of a few suppliers of off-the-shelf computers with solutions capable of meeting demanding processing and input/output (“I/O”) bandwidth requirements. Our business and support model fits well with our customers’ needs for faster time to market. We believe the principal reason for our design wins is our experienced team of systems and applications engineers who work closely with our customers and with our product development engineers to ensure the optimum configuration for our customers. We focus on establishing strong relationships with our customers by maintaining frequent, in-depth communications and working closely with their engineering groups.

Mercury Federal Systems

In the fiscal years ended June 30, 2010, 2009 and 2008, MFS accounted for 5%, 3% and 1%, respectively, of our total net revenues. MFS is part of our long-term strategy to expand our software and services presence and pursue growth in complementary markets, particularly in the ISR markets. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computational capabilities for ISR systems on an accelerated time cycle. Over the past year, the Pentagon has continued its commitment to rapidly field advanced ISR capabilities to support deployed U.S. forces. These ISR assets are equipped with modern sensors that require advanced computing solutions to process, exploit and disseminate the information to users in a timely manner.

CUSTOMERS

To support our global customer base, we maintain a significant presence throughout the United States, with supporting offices in Europe and Japan, staffed with local applications engineers, sales and customer support staff. In fiscal 2010, Raytheon Company and Lockheed Martin Corporation accounted for 20% and 17% of our total net revenues, respectively. In fiscal 2009, Lockheed Martin Corporation, Northrop Grumman Corporation, Argon ST, Inc. and Raytheon Company accounted for 14%, 13%, 13% and 11% of our total net revenues, respectively. In fiscal 2008, Argon ST, Inc. and Northrop Grumman Corporation each accounted for 13% of our total net revenues. Although we have a high concentration of revenue with several customers, we work with many divisions within each of our significant customers, and we work on numerous long-term programs supported by those customers. In fiscal 2010, the Aegis program accounted for 15% of our total net revenues. In fiscal 2009 and 2008, no single program accounted for more than 10% of total net revenues.

International revenues represented approximately 10%, 7%, and 10% of our total net revenues during fiscal years 2010, 2009, and 2008, respectively. International revenue is designated based on the country in which our legal subsidiary generating the revenue is domiciled (see Note J to the consolidated financial statements).

KEY TECHNOLOGY COMPETENCIES

Many of our customers share a common requirement: the need to process high-volume, real-time digital data streams. The computer must have the ability to process incoming data as quickly as it is received, such as from an antenna in a radar application. In addition, the user of the system must have the ability to quickly interpret the data. Data rates can range from a few to several hundred megabytes per second (or several billion bits per second), and the total data to be interpreted might be captured on hundreds or thousands of images. The ability to acquire, digitize, process, and visualize this continuous flow of high-bandwidth data in a size, weight, and power (“SWaP”) optimized form factor is the fundamental difference between the majority of computing systems in the world (such as personal computers, workstations, and servers) and the embedded computer systems we offer.

The environments in which many of our computer systems are deployed are constrained by size, weight, and power. Therefore, the systems are designed to operate with low power consumption, cool with advanced heat sink technology, and occupy a small footprint with relatively low weight. We employ centralized and meshed switch fabric interconnects that allow for high speed multi-processor communication, high data bandwidth and large I/O capacity. We often use multiple industry-standard general-purpose processors, such as the PowerPC® processor and Intel Processors (x86), as well as specialized programmable co-processors (e.g. graphics processing units (“GPUs”) and field programmable gate arrays (“FPGAs”) in the same system. We believe that our approach of combining the best assortment of processors, co-processors, application-specific integrated circuits (“ASICs”) and switch fabrics with our software tools, libraries, middleware and portability, allows for the most efficient use of size, weight, and power with an optimal price/performance ratio and minimized time.

We must constantly evolve our technology portfolio to meet our customers’ demands. Generally, our significant revenue streams are based upon past design wins that include hardware, software libraries, and middleware used to optimize customer’s applications. Currently, we are focusing our technology investments on highly leveraged design practices that employ open architectures, value-added software, networking, systems management and intellectual property deployed within FPGAs. We have developed a set of core technical strengths specifically targeted to, and defined by, the application areas of sensor interfaces, protocol off-load, signal processing, and image processing. These technical strengths are pivotal to success in our target markets and have resulted in the following developments and capabilities:

Heterogeneous Multi-Computing. We develop systems consisting of different processor types with a single-system software model. Our processor-independent software offers a consistent set of software development tools, software libraries, and middleware that can drive a heterogeneous mix of microprocessor types. In particular, we have enhanced our legacy software assets to solve an industry-wide problem of programming multi-core processors for our customers. The advent of multi-core and many-core processors like AMD GPUs, NVIDIA® GPUs, and others has introduced a new layer of complexity in application programming and porting. It is especially difficult to extract optimal performance from these processors without the kinds of software tools and expertise that we have offered for many years.

Performance Density. Our thermal analysis expertise enables us to design products that optimize the dissipation of heat from the system and meet the environmental constraints imposed by many of our customers’ applications. Our modular hardware and software building blocks allow us to design systems that best meet the application’s specific data profiles. Altogether, these attributes combine to deliver the maximum performance in processing, reliability, and bandwidth in the smallest possible space and power consumption.

Scalable Software. Our middleware is designed to scale to hundreds of processors used in real-time environments with a high-bandwidth capability. Our software scalability is defined for many-core applications (intra-board), fabric-based applications (inter-board), and network-based applications (inter-box). Regardless of the number of processors or the form factor, our software provides the same programming environment for a software developer working with our computer systems, yielding faster time to market and lower life-cycle maintenance costs for our customers.

Optimized Algorithm Development. We specialize in algorithm development for single-, multi-, and many-processor core implementations. We believe that using the mathematical algorithms in our Scientific Algorithm

Library significantly increases the performance of our customers’ applications, reduces development time, and minimizes life-cycle support costs. As we evolve to further embrace domain software, we are combining these algorithm implementation skills with our growing understanding of case-specific application domains.

Systems Engineering Expertise. We have established a core competency in providing image and signal processing subsystem solutions through partnership with our customers. We combine our understanding of the application with our deep knowledge of the system hardware, software, and packaging to develop solutions for some of the world’s most demanding real-time, signal- and image- processing applications.

PRODUCTS

Hardware Products

We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing and image processing applications. To maintain competitive advantage, we seek to leverage technology investments across multiple product lines. We are also influential in the industry-standard organizations associated with our market segments. For example, we started the OpenVPX™ initiative with the goal of providing customers with multi-vendor interoperable hardware built to well-defined system standards.

Our hardware products are typically compute-intensive and require extremely high inter-processor bandwidth and high I/O capacity. These systems often must also fit within the limited space and power available in aircraft, ships and other vehicles. They are used in both commercial industrial applications, such as ground radar air traffic control, and advanced defense applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command control communication and information systems, mission planning, image intelligence, and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.

In early 2009, we introduced our new open architecture-based product line, derived or designed from the architecture developed for our commercial Advanced TCA product line—the Ensemble™ Series:

•

Ensemble 2000 and 8000 MicroTCA and AdvancedTCA Product Lines: These product lines include a broad range of products based on the AdvancedTCA form factor with digital signal processors, multiple general purpose processor types, and fabric technology based on industry standard RapidIO. These products target the communication, industrial control, and medical imaging markets.

•

Ensemble 3000 and Ensemble 6000 OpenVPX™ Product Lines: The Ensemble 6000 6U products have completed development and are now shipping to customers. These products will soon be followed by the 3U version Ensemble 3000. These products are based on PowerPC processors from Freescale Inc. and FPGA chips from vendors such as Xilinx, Inc. These products are targeted at electronic warfare, signal intelligence, image intelligence, and radar defense applications, as well as more general signal processing applications like air traffic control radar and commercial industrial applications for harsh environments.

•

Ensemble 4000 and 5000 Product Lines: The Ensemble 4000 and 5000 Series are 6U product lines that target the VME and VXS embedded markets with applications ranging from process control to high performance signal processing applications. These product lines include a variety of module types using different processors and interconnect fabrics to accomplish functions from acquisition, digital signal processing, data processing and control to visualization.

•

Ensemble 7100 Product Line: The Ensemble 7100 product line is the successor to our PowerStream 7000 system. It is designed to address the most demanding signal processing applications in the defense and commercial markets. These applications require a large number of processors and interconnect bandwidth.

•

Echotek® Product Line: Echotek provides engineering and product solutions for complex missions and applications experienced by our customers within an ever-changing mixed-signal environment for electronic warfare, surveillance and commercial arenas. Echotek products ensure that the customer receives the highest level of signal integrity through superior levels of signal to noise ratio and a wide spurious-free dynamic range. The Echotek products consist of high speed radio frequency tuners, low noise synthesizers, digital converters and powerful FPGA engines. They are often available as an integrated offering in the Ensemble series of products.

•

PowerStream® and RACE++ Series Product Line: PowerStream and RACE++ Series systems continue to be a significant source of revenue. We continue to provide technology upgrades to some of the more popular RACE++ products and, as a result, these products continue to get new design wins. We are finding that design wins in markets that previously utilized RACE++ Series VME form factors are beginning to transition to newer technologies. For example, RapidIO switch fabric interconnect has started to displace RACE++ Series. The VXS and VPX REDI form factors have begun to replace traditional VME technology. However, given the long life cycles in defense markets, we anticipate continued sales of RACE++ Series VME products for the near future.

•

Single Board Computer Products: We offer a wide variety of single board computer products and processor module products based on the PowerPC from Freescale or x86 processors from Intel Corporation. These products are used primarily as host processors in commercial and defense applications.

Software Products

We actively design, market, and sell complete software environments to accelerate development and execution of complex signal and image processing applications on a broad range of heterogeneous, multi-computing platforms. Our software suite includes development tools, board support packages, extended operating system services, heterogeneous processor support, middleware, processing libraries, system management and net-centric enabling services. In some cases, these software products are bundled together with broader solutions including hardware and/or services, while in other cases they are licensed separately.

Our multi-computer software packages are marketed and licensed under the MultiCore Plus® registered trademark. These software products are a key differentiator for our hardware business and represent only a modest amount of stand-alone revenue. We generally charge a user-based development license fee and bundle software run-time licenses with our hardware. We offer a good-better-best software value proposition to our customers and provide this offer through the following integrated software packages:

•

MultiCore Plus® Standard Edition. Our Standard Edition package includes the software necessary to develop a multi-processor application. The package includes an Integrated Development Environment based on the open Eclipse framework, a diagnostic Software Development Kit, and an Extended Operating Systems based on either Linux or Wind River® VxWorks® that includes a board support package, drivers, and low level switch fabric support services. MultiCore Plus® Standard Edition is sold as an integrated software package.

•

MultiCore Plus® Pro Edition. Pro Edition offers substantial additions to the Standard Edition software. The Integrated Development Environment includes enhanced productivity tools such as the Trace Analysis Tool and Library, which enable fine-tuning system-level performance, a multi-computer oriented debugger, and supervisor that provides excellent monitoring of complex multi-computer hardware and software resources. Pro Edition also includes an Inter-processor Communication System that provides a device-independent, high-speed, low-latency data transfer service between processors in our multi-computer systems. Pro Edition also includes system management through our Hardware Platform Interface that provides an abstracted interface for managing computer hardware. This interface includes access to and control over sensor, control, watchdog timers and inventory data associated with resources, abstracted system event log interfaces, and hardware events and alarms. MultiCore Plus Pro Edition is sold as an integrated software package.

•

MultiCore Plus® Ultimate Edition. Ultimate Edition includes all features found in the Pro Edition and additional capabilities to support net-centric multi-computer systems. Net-centric systems typically require high-bandwidth connectivity between sensor processing fabric and ISR networks, transparent data movement among different network types, and conversion of 10 Gigabit Ethernet to and from serial RapidIO®. MultiCore Plus® Ultimate Edition is sold as an integrated software package.

•

MultiCore MathPack. MathPack is a signal and image processing software package that include our Scientific Algorithm Library and a Vector Signal Image Processing Library implementation. These libraries are highly optimized for various supported processor architectures. We have recently added multi-core support that allows our customers to seamlessly take advantage of the most recent multi-core processors and maintain maximum portability. Source-code compatibility with existing applications helps decrease time-to-market by minimizing the changes to existing applications as embedded systems adopt new multi-core processors. MultiCore MathPack is sold as a standalone product or integrated into our Pro Edition software.

•

Open FPGA Developer Kit (“OpenFDK”) and Software Verification Environment. In order to support the heterogeneous multi-computer systems that comprise general-purpose processors and FPGAs, we offer tools and infrastructure that ease application development and improves time to market. OpenFDK offers an optimized infrastructure in the form of intellectual property that abstracts the lower-level hardware details and system utilities for FPGA integration and control. OpenFDK elements provide a consistent set of intellectual property and design resources across platforms. Included is a productivity enhancement tool known as Simulation and Verification Environment that allows complete end-to-end simulation and design verification for our FPGA-based systems using test benches. The tool is designed to enable application developers to quickly model and verify application logic, dramatically reducing time to market. Simulation and Verification Environment is sold as a separate development tool or bundled with FPGA-based hardware platforms.

RESEARCH AND PRODUCT DEVELOPMENT

Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time signal processing industry.

Expenditures for research and development amounted to $41.5 million in fiscal 2010, $42.4 million in fiscal 2009, and $45.2 million in fiscal 2008. As of June 30, 2010, we had 200 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.

SERVICES AND SYSTEMS INTEGRATION

As part of our strategy, ACS is investing in the continued build out of our services and systems integration (“SSI”) capability. Our SSI group is tasked with partnering with prime defense contractors to deliver sub-system level engineering expertise as well as ongoing systems integration services. Our SSI capability addresses our strategy to capitalize on the $3 billion subsystem market within the defense embedded electronics market segment.

As the U.S. government mandates more outsourcing and open standards, a major shift is occurring within the prime defense contractors toward procurement of integrated sub-systems that enable quick application level porting through standards based methodologies. We believe that our core expertise in this area is fully aligned to capitalize on this trend. Leveraging our open architecture and high performance product set, we provide prime defense contractors with rapid deployment and quick reaction capabilities (“QRC”) through our professional services and systems integration offerings. This results in less risk for the prime defense contractors, shortened development cycles, quicker solution deployment, and reduced lifecycle costs.

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

Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory, FPGAs, microprocessors and other third-party chassis peripherals (single board computers, power supplies, blowers, etc.), are currently available only from a single source or from limited sources. With the exception of certain components that have gone “end of life,” we strive to maintain minimal supply commitments from our vendors and generally purchase components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs.

Mercury Federal Systems

As of June 30, 2010, MFS did not manufacture hardware. All hardware (e.g. computers and computer peripherals) is generally procured from our other subsidiaries or third-party suppliers.

COMPETITION

Advanced Computing Solutions

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements, increasing speed of deployment to align with warfighters’ needs, and evolving industry standards and requirements coming from our customers or the Department of Defense. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative technologies and design approaches.

The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts, and reputation in the market. Our competitive strengths include innovative engineering in both hardware and software products, sub-system design expertise, advanced packaging capability to deliver the most optimized size, weight and power solution possible, our ability to rapidly respond to varied customer requirements, and a track record of successfully supporting many high profile programs in both the commercial and defense markets. There are a limited number of competitors across the market segments and application types in which we compete. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a board-level, others at a sub-system level. The Department of

Defense as well as the prime defense contractors are pushing for more outsourcing of sub-system designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We are aligning our strategy to capitalize on that trend and leveraging our long standing sub-system expertise to provide this value to our customers.

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

Mercury Federal Systems

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We currently hold 39 patents of varying duration issued in the United States. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

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

BACKLOG

As of June 30, 2010, we had a backlog of orders aggregating approximately $104.6 million, of which $88.4 million is expected to be delivered within the next twelve months. As of June 30, 2009, backlog was approximately $98.2 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders as long as that order is scheduled to ship or invoice in whole or in part within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

EMPLOYEES

At June 30, 2010, we employed a total of 523 people, including 200 in research and development, 94 in sales and marketing, 132 in manufacturing and customer support and 97 in general and administrative functions. We have five employees located in Europe, five located in Japan, and 513 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.

WEBSITE

We maintain a website at www.mc.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our code of business conduct and ethics is also available on our website. We intend to disclose any future amendments to, or waivers from, our code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a current report on Form 8-K with the SEC. Information contained on our website does not constitute part of this report. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

OTHER INFORMATION

Challenges Drive Innovation, Echocore, Echotek, Ensemble2, Powerstream, RACE++ and MultiCore Plus are registered trademarks, and Ensemble, Converged Sensor Network and Embedded Smart Processing are trademarks of Mercury Computer Systems, Inc. OpenVPX™ is a trademark of the VMEbus International Trade Association. IBM and PowerPC are registered trademarks of International Business Machine Corporation. Wind River and VxWorks are registered trademarks of Wind River Systems, Inc. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.

Sales of our embedded computer systems and related services, primarily as an indirect subcontractor or team member with prime defense contractors and in some cases directly, to the U.S. Government and its agencies, as well as foreign governments and agencies, accounted for approximately 79%, 77% and 69% of our total net revenues in fiscal 2010, 2009, and 2008, respectively. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. In addition, delays in funding of a program, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

Economic conditions could adversely affect our business, results of operations and financial condition.

The world’s financial markets have experienced turmoil, characterized by reductions in available credit, increased costs of credit, volatility in security prices, rating downgrades of investments, and reduced valuations of securities. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across many industries and markets. These trends could have a material adverse impact on our business, especially in the commercial markets in which we operate. These trends could also impact our financial condition and our ability to achieve targeted results of operations due to:

•	reduced and delayed demand for our products;

•	increased risk of order cancellations or delays;

•	downward pressure on the prices of our products;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our line of credit when needed.

Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. Government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political events and macroeconomic conditions. Increased federal budget deficits could result in reduced Congressional appropriations for the defense programs that use our defense electronics products and services. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.

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

•

We sell products to U.S. and international defense contractors and also directly to the U.S. Government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations regarding the qualifications necessary to be a commercial supplier, there could be a material adverse effect on our business and operating results. In addition, growth in our defense sales relative to our commercial sales could adversely impact our status as a commercial supplier, which could adversely affect our business and operating results.

•

We are subject to the Defense Federal Acquisition Regulations Supplement (“DFARS”) in connection with our defense work for the U.S. Government and prime defense contractors. Amendments to the DFARS, such as the 2009 amendment to the DFARS specialty metals clause requiring that the specialty metals in specified items be melted or produced in the U.S. or other qualifying countries, may increase our costs for certain materials or result in supply-chain difficulties or production delays due to the limited availability of compliant materials.

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

•

Certain of our employees with appropriate security clearance may require access to classified information in connection with the performance of a U.S. Government contract. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual (“NISPOM”) and other U.S. Government security protocols when accessing sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. Government contract, or potentially debarment as a government contractor.

The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2010, Raytheon Company accounted for 20% of our total net revenues and Lockheed Martin Corporation accounted for 17% of our total net revenues. In fiscal 2009, Lockheed Martin Corporation accounted for 14% of our total net revenues, Northrop Grumman Corporation accounted for 13% of our total net revenues, Argon ST, Inc accounted for 13% of our total net revenues and Raytheon Company accounted for 11% of our total net revenues. In fiscal 2008, Argon ST, Inc. and Northrop Grumman Corporation each accounted for 13% of our total net revenues. The defense market is highly acquisitive, which could lead to further concentration in our largest customers. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 49%, 40%, and 33% of our total net revenues for fiscal 2010, 2009, and 2008, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. In fiscal 2010, the Aegis program accounted for 15% of our total net revenues. Loss of a significant radar program could adversely affect our results of operations.

If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities.

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. In addition to adapting to rapidly changing technology, we must also develop a reputation as a best-of-breed technology provider. Competitors may be perceived in the market as being providers of open-source architectures versus Mercury as a closed-architecture company. Perceptions of Mercury as a high-cost provider, or as having stale technology could cause us to lose existing customers or fail to win new business.

With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within our target markets. Workstation or blade center computer manufacturers and other low-end single-board computer, or new competitors, may attempt to penetrate the high-performance market for defense electronics systems, which could have a material adverse effect on our business. In addition, our customers provide products to markets that are subject to technological cycles. Any change in the demand for our products due to technological cycles in our customers’ end markets could result in a decrease in our revenues.

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

We compete in highly competitive industries, and our OEM customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share to put more downward pressure on prices and offer a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our OEM customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

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

The timing, length and severity of the up-and-down cycles in the semiconductor, telecommunications and other commercial industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly low. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. Furthermore, in the current credit environment, it may be more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. If our customers experience persistent difficulties in raising capital for equipment financing, we could experience a decrease in orders for our products. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, such as in the current environment, we must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

Implementation of our growth strategy may not be successful, which could affect our ability to increase revenues.

Our growth strategy includes developing new products, adding new customers within our existing markets, and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

•	our ability to create demand for products in new markets;

•	our ability to manage growth effectively;

•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;

•	our ability to develop a reputation as a best-of-breed technology provider;

•	the quality of our new products;

•	our ability to respond rapidly to technological change; and

•	our ability to successfully integrate any acquisitions that we make.

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

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic Corporation, Xilinx, Inc., and IBM Corporation for custom-designed ASICs and FPGAs, Freescale Semiconductor, Inc. and IBM Corporation for PowerPC microprocessors, Intel Corporation for our next generation processors, IBM Corporation for a specific SRAM, Hybricon Corporation and Motorola, Inc. for chassis and chassis components and Benchmark Electronics, Inc. for board assembly, test and integration. The semiconductor industry is experiencing a significant year over year increase in demand amid an uncertain macro economy which is limiting any investment in additional capacity. We believe this dynamic will result in increased lead-time for most classes of semiconductors and passive components and will continue to put pressure on component pricing where supply becomes constrained. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors.

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

We market and sell products in international markets, and have established offices and subsidiaries in Europe and Japan. Revenues from international operations accounted for 10% of our total net revenues in fiscal

2010, 7% of our total net revenues in fiscal 2009, and 10% of our total net revenues in fiscal 2008. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

•	changes in applicable laws and regulatory requirements;

•	export and import restrictions;

•	export controls relating to technology;

•	tariffs and other trade barriers;

•	less favorable intellectual property laws;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	adverse economic conditions in foreign markets;

•	political instability;

•	fluctuations in currency exchange rates;

•	expatriation controls; and

•	potential adverse tax consequences.

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

Our products are extremely complex and must operate successfully with complex products of other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant costs to support our service contracts and other costs and divert the attention of personnel from our product development efforts. Undetected errors may adversely affect our product’s ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for mission-critical applications. Because of this reliance, errors, defects or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.

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

Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	delays in completion of internal product development projects;

•	delays in shipping computer systems and software programs;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to our served markets;

•	production delays due to quality problems with outsourced components;

•	inability to scale quick reaction capability products due to low product volume;

•	shortages and costs of components;

•	the timing of product line transitions;

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology;

•	potential impairment or restructuring charges; and

•	changes in estimates of completion on fixed price service engagements.

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

Our stock price, like that of other technology companies, has been volatile. The stock market in general and technology companies in particular may continue to experience volatility. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. In addition, the limited availability of credit in the financial markets and the continued threat of terrorism in the United States and abroad and the resulting military action and heightened security measures undertaken in response to threats may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes issue securities class action litigation against the company that issued the stock. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

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

From time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition.

We rely on the significant experience and specialized expertise of our senior management and engineering staff and must retain and attract qualified engineers and other highly skilled personnel in order to grow our business successfully.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience, specialized expertise in our business, and security clearances required for certain defense projects. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected. Competition for hiring these employees is intense, especially with regard to engineers with specialized skills and security clearances required for our business, and we may be unable to hire and retain enough engineers to implement our growth strategy.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly. Further, stock price volatility and improvements in the economy could impact our ability to retain key personnel.

If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.

If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we attempt to grow our operations, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases.

If we are unable to continue to obtain U.S. federal government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which would harm our ability to generate revenue.

We must comply with U.S. laws regulating the export of our products. In addition, we are required to obtain a license from the U.S. federal government to export certain of our products. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. federal government for international sales or domestic sales to foreign persons. Moreover, the export regimes and the governing policies applicable to our business are subject to change. We cannot assure you of the extent that such export authorizations will be available to us, if at all, in the future. If we cannot obtain required government approvals under applicable regulations in a timely manner or at all, we would be delayed or prevented from selling our products in international jurisdictions, which could adversely affect our business and financial results.

If we suffer any data breaches involving the designs, schematics or source code for our products or other sensitive information, our business and financial results could be adversely affected.

We securely store our designs, schematics and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Increases in tax rates could impact our financial performance.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with relevant authoritative guidance it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision. Such differences could have an adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period. Further, future increases in tax rates may adversely affect our financial results.

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

Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of fixed-price engagements.

A significant number of our system integration projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our significant properties:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Chelmsford, MA	All (Corporate HQ)	185,327	Leased, expiring 2017 2 buildings
Huntsville, AL	ACS Business Unit	25,137	Leased, expiring 2014
Reston, VA	ACS Business Unit	12,811	Leased, expiring 2012
Silchester, Reading, United Kingdom	ACS Business Unit	3,453	Leased, expiring 2015
Crystal City, VA	Mercury Federal Systems	3,931	Leased, expiring 2013
Tokyo, Japan	ACS Business Unit	2,401	Leased, expiring 2012

In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note M to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that could have a material adverse effect on our financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 4.1.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are appointed to office by the Board of Directors at the first board meeting following the Annual Meeting of Shareholders or at other board meetings as appropriate, and hold office until the first board meeting following the next Annual Meeting of Shareholders and until a successor is chosen, subject to prior death, resignation or removal. Information regarding our executive officers as of the date of filing of this Annual Report on Form 10-K is presented below.

Mark Aslett, age 42, joined Mercury in 2007 and has served as the President and CEO since that date. Prior to joining Mercury, he was COO and CEO of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including executive vice president of marketing, vice president of portfolio management, and president of Marconi Communications—North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.

Robert E. Hult, age 63, joined Mercury in 2004, and has served as Senior Vice President, Chief Financial Officer and Treasurer since that date. From 2005 to 2006, he also assumed additional responsibilities for our manufacturing operations/supply chain and customer service and support. Prior to joining Mercury, he was Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications Corporation from 1998 to 2003. Prior to that, he was employed by Digital Equipment Corporation for more than 25 years in positions of increasing responsibility within the company’s corporate and regional finance groups.

Craig A. Saline, age 63, joined Mercury in 2004, and has served as Senior Vice President, Human Resources since 2005. Prior to joining Mercury, he was interim Vice President, Human Resources of Tufts New England

Medical Center in 2002. Prior to that, he was Senior Vice President, Human Resources of World Kitchen, Inc., from 2000 to 2002. From 1997 to 2000, he was Senior Vice President, Human Resources, North American region for Reckitt Benckiser, Inc. He held the Senior Vice President, human resources leadership positions at Teledyne, Inc. from 1996 to 1997 and at Marshalls, Inc. from 1992 to 1996. Prior to that, he held various senior human resources positions at General Electric Company.

Didier M.C. Thibaud, age 49, joined Mercury in 1995, and has served as Senior Vice President and General Manager, Advanced Computing Solutions since July 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

Gerald M. Haines II, age 47, joined Mercury in July 2010 as Senior Vice President, Corporate Development, Chief Legal Officer, and Secretary. Prior to joining Mercury, from January 2008 to June 2010, Mr. Haines was executive vice president, chief legal officer and secretary at Verenium Corporation, a publicly traded company engaged in the development and commercialization of cellulosic biofuels and high performance specialty enzymes. From September 2006 to December 2007, he was an advisor to early-stage companies on legal and business matters. From May 2001 to August 2006, Mr. Haines served as executive vice president of strategic affairs, chief legal officer and secretary of Enterasys Networks, Inc., a public network communications company that was taken private in March 2006 following a successful business restructuring and turnaround. Prior to Enterasys Networks, Mr. Haines served as senior vice president and general counsel of Cabletron Systems, Inc., the predecessor of Enterasys Networks. Before Cabletron, he was Vice President and General Counsel of the largest manufacturer of oriented polypropylene packaging and labeling films in North America, and prior to that was in private practice as a corporate attorney in a large Boston law firm. Mr. Haines is admitted to practice in Massachusetts, Maine, and the Federal District of Massachusetts.

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

	High	Low
2010 Fourth quarter	$14.17	$10.35
Third quarter	13.88	10.61
Second quarter	11.56	8.85
First quarter	11.78	9.04

2009 Fourth quarter	$10.07	$5.78
Third quarter	7.13	4.44
Second quarter	8.99	2.55
First quarter	9.94	7.16

As of August 1, 2010, we had approximately 5,000 shareholders including record and nominee holders.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

Net Share Settlement Plans

The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended June 30, 2010:

Period of Net Share Settlement	Total Number of Shares Net Settled(1)	Average Price Per Share
July 1, 2009 – September 30, 2009	23,256	$9.70
October 1, 2009 – December 31, 2009	13,153	10.79
January 1, 2010 – March 31, 2010	4,929	12.48
April 1, 2010 – April 30, 2010	228	14.17
May 1, 2010 – May 31, 2010	(*)—	(*)—
June 1, 2010 – June 30, 2010	(*)—	(*)—

Total	41,566

(1)	Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
(*)	Effective May 1, 2010, the Company discontinued the net share settlement practice for settling restricted stock awards.

Share Repurchase Plans

During fiscal 2010, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net revenues	$199,830	$188,939	$190,208	$200,596	$215,375
Income (loss) from operations	17,313	7,747	(5,391)	(26,058)	(7,337)
Income (loss) from continuing operations	28,069	7,909	(4,437)	(28,899)	(4,036)
Net earnings (loss) per share from continuing operations:
Basic	$1.25	$0.36	$(0.21)	$(1.36)	$(0.19)
Diluted	$1.22	$0.35	$(0.21)	$(1.36)	$(0.19)

	As of June 30,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital	$111,249	$80,716	$6,085	$140,680	$143,413
Total assets	224,338	219,372	338,550	360,265	386,446
Long-term obligations	10,621	8,946	12,280	138,537	136,721
Total shareholders’ equity	179,112	145,037	146,512	168,657	191,989

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs and the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized commercial and defense computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, sonar and signals intelligence data. Our systems are also used in semiconductor applications such as wafer inspection and fabrication. We also provide radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense prime contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, MFS, to focus on reaching the intelligence agencies and homeland security programs.

In fiscal 2010, we substantially completed our turnaround and focused on growing the business. We improved our working capital position, refreshed the product portfolio, developed a strong position in the ISR market that we believe will continue to grow, and grew our services and systems integration business. As a result we finished fiscal 2010 with total revenue of $199.8 million compared with $188.9 million in fiscal 2009. We increased defense revenues by $12.6 million to $157.4 million compared with $144.8 million in fiscal 2009. Commercial revenues for fiscal 2010 were down $1.7 million to $42.4 million compared with $44.1 million last year. For fiscal 2010 we had operating income of $17.3 million as compared with operating income of $7.7 million in fiscal 2009. We had income from continuing operations of $28.1 million as compared with income from continuing operations of $7.9 million in fiscal 2009. We continued to focus on growing our cash from operations, and in fiscal 2010 we increased cash from operations by $4.5 million to $15.7 million compared with $11.2 million in fiscal 2009.

Our operations are organized in the following two business units:

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance computing solutions with key market segments, including aerospace and defense, semiconductor, and commercial computing. This segment also provides software and customized design services to meet the specified requirements of military and commercial applications.

Mercury Federal Systems (“MFS”). This business unit is focused on services and support work with the Department of Defense and federal intelligence and homeland security agencies, including designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces.

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

NON-GAAP FINANCIAL MEASURES

In our quarterly earnings press releases and conference calls, we discuss a key measure that is not calculated according to generally accepted accounting principles (“GAAP”). This non-GAAP measure is adjusted EBITDA, which is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, and stock-based compensation costs. We use adjusted EBITDA as a principal indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining the portion of bonus compensation for executive officers and other key employees based on operating performance, evaluating short-term and long-term operating trends in our operations, and allocating resources to various initiatives and operational requirements. We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our adjusted EBITDA may be valuable indicators of our operating performance.

Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the adjusted EBITDA financial adjustments described above, and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following tables reconcile our adjusted EBITDA to the most directly comparable GAAP financial measure:

	Year Ended June 30,
(In thousands)	2010	2009	2008
Net income (loss)	$28,358	$(1,262)	$(35,413)
Income (loss) from discontinued operations, net of income taxes	215	(20,328)	(29,971)
Gain (loss) on sale of discontinued operations, net of income taxes	74	11,157	(1,005)

Income (loss) from continuing operations	28,069	7,909	(4,437)
Interest (income) expense, net	(151)	492	(3,129)
Income tax (benefit) expense	(9,377)	109	3,710
Depreciation	5,147	5,640	7,372
Amortization of acquired intangible assets	1,710	2,414	5,146
Restructuring	231	1,712	4,454
Impairment of long-lived assets	211	—	561
Acquisition costs and other related expenses	—	—	—
Stock-based compensation cost	4,016	4,582	8,848

Adjusted EBITDA	$29,856	$22,858	$22,525

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

Changes in our estimates from period to period, such as changes in assumptions underlying our estimates, may have a material impact on our financial condition or results of operations. Similarly, using the ends of the range of reasonably possible amounts that we determined in formulating our estimate, rather than the reported estimate, may have a material impact on our financial condition or results of operations. However, during the past three fiscal years, such changes in our estimates, including those related to accounts receivable and inventory valuation, and to warranty cost accruals, have not had a material impact on our overall financial performance or on any individual line item in our consolidated financial statements, with the exception of the change in estimate related to the valuation allowances on our deferred tax assets and our goodwill impairment analysis. Our valuation allowances on our deferred tax assets had a $14.8 million benefit to our tax provision during fiscal 2010 and a $6 million benefit to our tax provision during fiscal 2009 (see Note Q to the consolidated financial statements). Our assumptions related to our goodwill valuation analysis did not result in an impairment in fiscal 2010 and fiscal 2009.

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

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles (“FASB ASU 2009-1”), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 was effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company’s financial position or results of operations but changed the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Effective February 2010 we adopted FASB ASU 2010-09, Subsequent Events (“FASB ASU 2010-09”), which updated FASB ASC 855, Subsequent Events (“FASB ASC 855”). FASB ASU 2010-09 clarifies the date through which the Company is required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events through the date that the financial statements are issued. Such adoption had no impact on our financial position or results of operations as it only amends required disclosures.

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

Effective July 1, 2009, we adopted FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”), which amends FASB ASC 605, Revenue Recognition. FASB ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) best estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us on July 1, 2010; however we have elected to early adopt as permitted by the guidance. As such, we prospectively applied the provisions of FASB ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009. See Note B to the consolidated financial statements for disclosures regarding the adoption of FASB ASU 2009-13.

Effective July 1, 2009, we adopted FASB ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“FASB ASU 2009-14”), which amends FASB ASC 985, Software. FASB ASU 2009-14 amends the FASB ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance is effective for us on July 1, 2010; however, we have elected to early adopt as permitted by the guidance. As such, we prospectively applied the provisions of FASB ASU 2009-14 to all revenue arrangements entered into or materially modified after July 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

Effective July 1, 2009, we adopted FASB ASC 805, Business Combinations (“FASB ASC 805” and formerly referred to as SFAS No. 141(R) and SFAS No. 141(R)-1). FASB ASC 805 requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. Additionally, FASB ASC 805-20 provides further guidance on the initial recognition and measurement, subsequent measurement and accounting, and discloses assets and liabilities arising from contingencies in business combinations. The guidance within FASB ASC 805 is effective prospectively for any acquisitions made after July 1, 2009. Since adoption, we have had no acquisitions and as such, the adoption did not have a material impact on our financial position or results of operations.

Effective July 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into FASB ASC 350—Intangibles—Goodwill and Other (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on July 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during fiscal 2010.

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

We adopted FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), formerly SFAS No. 157, on July 1, 2008 for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. Effective July 1, 2009, we adopted the provisions of FASB ASC 820 for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Such adoption did not have a material impact on our financial position or results of operations.

Effective August 2009, we adopted FASB ASU No. 2009-05, Measuring Liabilities at Fair Value (“FASB ASU 2009-05”), which amends FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the FASB ASC as a result of this update were effective for us on October 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

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

We enter into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in fiscal 2010 was 53% of our net revenues. The majority of our multiple-deliverable revenue arrangements ship complete within the same quarter.

Effective July 1, 2009, we adopted FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB ASC Topic 605, Revenue Recognition. FASB ASU 2009-13 eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. FASB ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) best estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us on July 1, 2010; however, we elected to early adopt, as permitted by the guidance. As such, we prospectively applied the provisions of FASB ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009.

Per the provisions of FASB ASU 2009-13, we allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use best estimated selling price (“BESP”). We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.

VSOE is generally limited to the price charged when the same or similar product is sold separately or, if applicable, the stated substantive renewal rate in the agreement. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us.

TPE is determined based on the prices charged by competitors of ours for a similar deliverable when sold separately. As noted above, we typically are not able to use TPE as we are usually unable to obtain sufficient information on competitor pricing to substantiate TPE.

If we are unable to establish selling price using VSOE or TPE, and the order was received or materially modified after our FASB ASU 2009-13 implementation date of July 1, 2009, we will use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis.

Our determination of BESP involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies (as evident from the price list established and updated by us on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

Since the adoption of FASB ASU 2009-13 on July 1, 2009, we have primarily used our ongoing pricing strategy and policies to determine BESP. We have corroborated the BESP determined by ongoing pricing strategy and policies with the cost to produce the deliverable, the anticipated margin on the deliverable, the selling price and profit margin for similar parts and the characteristics of the varying markets in which the deliverables are sold. We will determine BESP for deliverables in future agreements based on the specific facts and circumstances of each arrangement.

We plan to analyze the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in its selling prices.

Each deliverable within our multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of FASB ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if the item is sold separately by us or another vendor or if the item could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products.

Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

As a result of implementing FASB ASU 2009-13, we recognized $25.1 million of revenue in fiscal 2010, which would have been deferred under the previous guidance for multiple element arrangements. We anticipate that the effect of the adoption of this guidance on subsequent periods will be primarily based on the substance of the arrangements entered into or materially modified after the July 1, 2009 adoption date and the timing of the shipments of the deliverables within these arrangements.

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

In electing to early adopt FASB ASU No. 2009-13, we also early adopted FASB ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. FASB ASU 2009-14 amends the FASB ASC 985 to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. Since the adoption of FAS ASU 2009-14 on July 1, 2009, there were no multiple element arrangements containing software element that functioned together with a tangible element that were not delivered complete during Fiscal 2010. We will continue to monitor multiple element arrangements to determine if they are in scope of FASB ASU 2009-14, and when applicable will apply all relevant criteria per guidance.

For multiple-element arrangements entered into prior to July 1, 2009, in accordance with ASC 605-25, formerly Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially within our control. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement. For multiple-element arrangements for which we do not have fair value for the undelivered elements, we either defer all revenue until the order ships complete, or in the event when a maintenance arrangement is the only undelivered element, we generally amortize the fair value of maintenance agreement over the maintenance period.

We also engage in long-term contracts for development, production and services activities which we account for consistent with ASC 605, consistent with FASB ASC 605-35, formerly Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. We establish billing terms at the time project deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

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

Revenues from product royalties are recognized upon invoice unless another reasonable and reliable method of recognition is more appropriate. Additionally, all revenues are reported net of government assessed taxes (e.g. sales taxes or value-added taxes).

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

Goodwill and Acquired Intangible Assets

Acquired intangible assets result from our various business acquisitions (see Note K to the consolidated financial statements) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, customer relationship, licensing agreements, and non-compete agreements. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed or otherwise used up.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of FASB ASC 350 (formerly SFAS 142) Intangibles—Goodwill and Other. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. We determine our reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, we have determined that our reporting units are the same as our operating segments, which consist of the ACS and the MFS operating segments. As of June 30, 2010, the ACS operating segment was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only. We test goodwill for impairment by evaluating the fair value of the reporting unit as compared to the book value. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. See Note K and Note P to the consolidated financial statements for additional information on our annual impairment analysis and results of impairment tests.

Long-Lived Assets

Long-lived assets primarily include property and equipment and acquired intangible assets. We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment in accordance with FASB ASC 360 (formerly SFAS 144), Property, Plant and Equipment. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Product Warranty Accrual

Our product sales generally include a 12 month hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. We record a valuation allowance against net deferred tax assets if, based on the weight of available positive and negative evidence, including positive and negative trends in taxable income, business outlook, and utilization of tax attributes, it is more likely than not that some or all of the deferred tax assets will not be realized.

In the fourth quarter of fiscal 2010, our cumulative historical domestic operating results, including permanent items for the past 12 quarters, changed from negative to positive, driven by positive operating income before taxes in our fourth quarter. Based on these factors and our forecast of future taxable income, we believe it is more likely than not that we will be able to utilize our deferred tax assets in future periods.

We utilize a two-step approach to recognizing and measuring uncertain tax positions. First, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The determination of fair value of stock-based payment awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, the expected forfeiture rate of the awards and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. We have elected under FASB ASC 718, Compensation—Stock Compensation (formerly SFAS 123R), to recognize the fair value of awards with pro-rata vesting on a straight-line basis over requisite service period.

BUSINESS DEVELOPMENTS:

FISCAL 2010

On June 28, 2010, we repaid the remaining $11.3 million principal balance on our line of credit with UBS. As of June 30, 2010, there were no borrowings against this line of credit.

On July 1, 2009, we had $50.1 million par value of auction rate securities (“ARS”). During fiscal 2010, UBS called $32.1 million of our ARS at par, reducing our balance on June 30, 2010 to $18.0 million. On June 30, 2010, we exercised our right to sell the remaining $18.0 million ARS balance to UBS at par value. The transaction settled on July 1, 2010 when we received $18.0 million in cash.

FISCAL 2009

In September 2008, we completed an asset sale of our former Biotech business for a $0.1 million cash payment, which was received in the second quarter of fiscal 2009, and $0.3 million of preferred shares in the acquiring entity. The Biotech business was previously reported in the results of the MFS operating segment. The accounting for this sale and Biotech’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation and sale (see Note P to the consolidated financial statements).

In January 2009, we completed the sale of our former Visage Imaging (“VI”) operating segment for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back for general indemnification purposes and employee termination payments to be incurred by the buyer. The sale resulted in a gain of $4.2 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $1.0 million, net of transaction costs, and recognition of a foreign currency translation gain of $3.9 million associated with the VI business, offset by net assets of the business of $0.8 million. The accounting for this sale and the VI operating segment’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation and sale (see Note P to the consolidated financial statements).

In February 2009, we repurchased $119.7 million (face value) aggregate principal amount of our 2% Convertible Senior Notes (the “Notes”) due in 2024 from the holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us. We originally sold $125.0 million aggregate principal amount of the Notes in April 2004 (see Note L to the consolidated financial statements).

In May 2009, we repurchased the remaining aggregate principal amount outstanding of $5.3 million (face value) of our Notes from the holders of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. We paid the consideration for the Notes from cash on hand. We have no further obligations under the Notes, which we cancelled upon repurchase (see Note L to the consolidated financial statements).

In June 2009, we closed on the sale of our former Visualization Sciences Group (“VSG”) operating segment for gross consideration of $12.0 million in cash. The sale resulted in a gain of $6.4 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8.2 million, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1.6 million, offset by net assets of the business of approximately $3.4 million. The accounting for this sale and the VSG operating segment’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation (see Note P to the consolidated financial statements).

FISCAL 2008

In April 2008, we exclusively licensed certain intellectual property associated with our former Avionics and Unmanned Systems Group (“AUSG”) reporting unit (a component of the MFS operating segment) and sold certain capital equipment, patents and trademarks to a third-party for $3.2 million in cash, paid in May 2008. In connection with this license agreement, we separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $0.1 million of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. In fiscal 2008 and 2009, the buyer elected to purchase an aggregate of $0.5 million of AUSG inventory as allowed under the agreement.

In May 2008, we completed the sale of our former Embedded Systems and Professional Services (“ES/PS”) business for $0.4 million plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the VI operating segment. The sale resulted in a loss of $1.0 million on disposal of the discontinued operation. We benefitted from royalty payments through December 2009, totaling $0.2 million. These receipts were recorded as gain on sale of discontinued operations, after deducting taxes. The loss incurred as a result of the ES/PS business sale was primarily reflective of our perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business did not perform. To compensate for the potential severance obligation, we provided a guarantee to the buyer which would have covered a portion of the severance costs if the buyer had to sever any ES/PS employees before December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended June 30,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	43.7	44.2	42.2

Gross margin	56.3	55.8	57.8
Operating expenses:
Selling, general and administrative	25.7	27.1	33.2
Research and development	20.8	22.4	23.8
Amortization of acquired intangible assets	0.9	1.3	2.7
Impairment of long-lived assets	0.1	0.0	0.3
Restructuring	0.1	0.9	2.3
Gain on sale of long-lived assets	0.0	0.0	(1.7)

Total operating expenses	47.6	51.7	60.6

Income (loss) from operations	8.7	4.1	(2.8)
Other income, net	0.7	0.1	2.4

Income (loss) from continuing operations before income taxes	9.4	4.2	(0.4)
Income tax (benefit) expense	(4.7)	0.0	1.9

Net income (loss) from continuing operations	14.1	4.2	(2.3)
Income (loss) from discontinued operations, net of taxes	0.1	(10.8)	(15.8)
Gain (loss) on sale of discontinued operations, net of taxes	0.0	5.9	(0.5)

Net income (loss)	14.2%	(0.7)%	(18.6)%

FISCAL 2010 VS. FISCAL 2009

REVENUES

(In thousands)	FISCAL 2010	As a % of Total Net Revenue	FISCAL 2009	As a % of Total Net Revenue	$ Change	% Change
ACS	$188,967	95%	$183,393	97%	$5,574	3%
MFS	10,735	5%	5,546	3%	5,189	94%
Other	128	—	—	—	128	N/A

Total revenues	$199,830	100%	$188,939	100%	$10,891	6%

Total revenues increased $10.9 million, or 6%, to $199.8 million during fiscal 2010. International revenues represented approximately 10% and 7% of total revenues during fiscal years 2010 and 2009, respectively.

ACS revenues increased $5.6 million, or 3%, during fiscal 2010 compared to fiscal 2009. Revenue from sales to defense customers increased $7.3 million, from $139.3 million in fiscal 2009 to $146.6 million in fiscal 2010. This growth was driven by our participation in several radar programs. Revenue from sales to commercial customers decreased $1.7 million, from $44.1 million in fiscal 2009 to $42.4 million in fiscal 2010. This decrease was driven by expected declines in sales of legacy product to medical equipment customers, partially offset by increases in sales to commercial communications and semiconductor inspection equipment customers.

MFS revenues increased $5.2 million, or 94%, during fiscal 2010 as compared to fiscal 2009. This increase in revenue was primarily driven by an increase of $5.5 million in revenue relating to an ISR QRC development program. This increase was slightly offset by the year over year completion of other development programs.

Net Other revenues increased $0.1 million to $0.1 million during fiscal 2010 as compared to nil during fiscal 2009. This increase is a result of revenues earned in fiscal 2010 attributed to a development program, which was not allocable to our two business units under contract accounting.

GROSS MARGIN

Gross margin was 56.3% for fiscal 2010, an increase of 50 basis points from the 55.8% gross margin achieved in fiscal 2009. The increase in gross margin was primarily due to a $5.8 million decrease in provisions for obsolete inventory, a $1.5 million decrease in warranty expense and a $0.8 million decrease in scrap expenditures, as compared to fiscal 2009. This increase was partially offset by a decrease in direct margin due to an unfavorable shift in product and business mix. Significant reserves for inventory obsolescence were booked in fiscal 2009 largely due to lower demand in our commercial markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 0.7% or $0.3 million to $51.5 million during fiscal 2010 compared to $51.2 million during fiscal 2009. The increase was primarily due to a $1.1 million increase in salary and fringe expense primarily attributed to an increase in severance expense for terminated employees and a $0.2 million increase in recruiting costs associated with filling key executive positions. These increases were partially offset by decreases of $0.8 million in legal fees and $0.4 million in sales commissions paid due to lower bookings. Even with an increase in overall selling, general and administrative expenses in fiscal 2010, these expenses represented approximately 25.7% of our revenues during fiscal 2010, down from 27.1% in fiscal 2009 due to our continued focus on improving the underlying operations of the business.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 2% or $0.9 million to $41.5 million during fiscal 2010 compared to $42.4 million for fiscal 2009. The decrease was primarily the result of a $3.8 million increase in the time spent by our engineers on billable projects, a $0.5 million decrease in stock-based compensation expense due to the difference in the values of awards that were fully vested in fiscal 2010 and the values of new grants, and a $0.3 million decrease in depreciation expense due to assets becoming fully depreciated. The decrease in research and development expenses was partially offset by a $2.1 million increase in salary expense due to an increase in headcount, a $0.8 million increase in prototype material spending, and a $0.4 million increase in equipment and supply costs. Research and development continues to be a focus of our business with approximately 20.8% of our revenues dedicated to research and development activities during fiscal 2010 and approximately 22.4% of our revenues dedicated to such activities during fiscal 2009. We continue to focus on improving the leverage of our research and development investments in order to realize a more near-term return.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased 29% or $0.7 million to $1.7 million during fiscal 2010 compared to $2.4 million for fiscal 2009. The decrease was attributable to assets becoming fully amortized during fiscal 2010 and a fiscal 2010 impairment of a terminated license agreement.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

We recorded $0.2 million in impairment charges in fiscal 2010 compared to no impairment charges recorded in fiscal 2009. These fiscal 2010 charges were the result of the $0.1 million impairment of the remaining value of a terminated license agreement and $0.1 million for the impairment of the fair value of the shares we received as compensation in the sale of our former Biotech business.

Following the VI and VSG divestitures, ACS is the only reporting unit containing goodwill, and in June 2010, we performed our annual goodwill impairment test in accordance with FASB ASC 350. This evaluation was performed consistent with prior years and relied on a discounted cash flow analysis, which was corroborated by two market-based analyses: one evaluated guideline companies and another that reviewed comparable transactions. For each analysis performed, the fair value of the ACS reporting unit was deemed to be in excess of the book value. As such, no impairment charge was recorded. There were no impairment charges in fiscal 2009.

RESTRUCTURING EXPENSE

Restructuring expense for fiscal 2010 decreased $1.5 million to $0.2 million as compared to $1.7 million in fiscal 2009. This decrease reflects no additional substantial activities and was primarily due to improved operating results in fiscal 2010 and an improved outlook for fiscal 2011 and beyond. As a result of the restructuring actions taken in fiscal 2010, we eliminated four positions, while we eliminated approximately 35 positions in fiscal 2009.

INTEREST INCOME

Interest income for fiscal 2010 decreased by $1.6 million to $0.5 million compared to $2.1 million in fiscal 2009. The decrease was primarily attributable to decreased rates of return on our marketable securities, as well as a decrease in the amount of cash invested in marketable securities as a result of the redemption of our ARS throughout fiscal 2010. Seventy-five percent of each ARS redemption was required to be applied against our outstanding line of credit balance with UBS.

INTEREST EXPENSE

Interest expense for fiscal 2010 decreased by $2.2 million to $0.4 million compared to $2.6 million in fiscal 2009. The decrease was primarily due to lower interest incurred as a result of the redemption of our ARS throughout fiscal 2010.

OTHER INCOME, NET

Other income, net for fiscal 2010 increased by $0.4 million to $1.2 million compared to $0.8 million in fiscal 2009. The increase was primarily due to an expense associated with our deferred compensation plan that was closed in fiscal 2009 that did not recur in fiscal 2010, offset by an increase in foreign exchange losses.

INCOME TAX (BENEFIT) EXPENSE

Our income tax benefit of $9.4 million in fiscal 2010 is primarily related to the release of our valuation allowance on our U.S. deferred tax assets. Our effective income tax rate for fiscal 2010 was (50.2)% as a result of releasing a portion of our valuation allowance on our U.S. deferred tax assets. The changes in the valuation allowance resulted in a benefit of $14.8 million. Excluding the impact of changes in the valuation allowance, our income tax provision for fiscal 2010 was an expense of $5.4 million compared to an expense of $0.1 million for fiscal 2009.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2009, our U.S. deferred tax assets had a full valuation allowance of $22.4 million. Based upon our operating results for the years immediately preceding and through June 30, 2010, as well as an assessment of our expected future results of operations in the U.S., at June 30, 2010, we determined that it had become more likely than not that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, at June 30, 2010, we released $7.4 million of valuation allowances on our U.S. deferred tax assets.

DISCONTINUED OPERATIONS

In June 2009, we closed on the sale of our former VSG operating segment for gross consideration of $12.0 million in cash. The sale resulted in a gain of $6.4 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8.2 million net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1.6 million, offset by net assets of approximately $3.4 million. There were no material adjustments to the gain on disposal during fiscal 2010.

In January 2009, we completed the sale of our former VI operating segment for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back for general indemnification purposes and employee termination payments incurred by the buyer. Of the total held back, $0.3 million was used for termination payments, $0.4 million was used for general indemnification purposes and $0.3 million was remitted back to the Company. The sale resulted in a gain of $4.2 million on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs, of $1.0 million and the recognition of a cumulative foreign currency translation gain of $3.9 million, offset by net assets of the business of approximately $0.8 million. There were no material adjustments to the gain on disposal during fiscal 2010. In December 2008, we were required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: our perceived decline in the market value for the VI business. Based on this interim evaluation, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a goodwill impairment charge of $13.0 million. In December 2008, we also recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1.5 million.

In September 2008, we completed an asset sale of our former Biotech business for a $0.1 million cash payment, which was received in the second quarter of fiscal 2009, and $0.3 million of preferred shares in the acquiring entity. The Biotech business was previously reported in the results of the MFS operating segment. The sale resulted in a gain of $0.3 million on disposal of the discontinued operation.

In accordance with FASB ASC 360, VSG, VI and Biotech have been reflected as discontinued operations for all periods presented in our consolidated financial statements, except the consolidated statements of cash flows. Accordingly, the revenue, costs, expenses, assets and liabilities of VSG, VI and Biotech have been reported separately in the consolidated statements of operations and consolidated balance sheets for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

We had income from discontinued operations of $0.2 million during fiscal 2010 compared to a loss from discontinued operations of $20.3 million in fiscal 2009.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $8.6 million to $22.0 million during fiscal 2010, as compared to fiscal 2009. The increase in operating profit was driven by the $5.5 million increase year over year in revenues. In addition, gross margin improved 70 basis points as a result of lower manufacturing costs. Amortization costs decreased $0.7 million and restructuring costs decreased $1.5 million in fiscal 2010, partially offset by higher investments in sales and marketing.

Losses from the operations of the MFS segment decreased by $0.2 million during fiscal 2010 to an operating loss of $0.7 million, as compared to an operating loss of $0.9 million in fiscal 2009. The improvement in operating results was largely due to increased revenue relating to an ISR development program. This was offset by increased operating expenses relating to additional headcount.

See Note J to our consolidated financial statements for more information regarding our operating segments.

FISCAL 2009 VS. FISCAL 2008

REVENUES

(In thousands)	FISCAL 2009	As a % of Total Net Revenue	FISCAL 2008	As a % of Total Net Revenue	$ Change	% Change
ACS	$183,393	97%	$188,489	99%	$(5,096)	(3)%
MFS	5,546	3%	1,719	1%	3,827	223%

Total revenues	$188,939	100%	$190,208	100%	$(1,269)	(1)%

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

MFS revenues increased $3.8 million, or 223%, during fiscal 2009 as compared to fiscal 2008. The increase in revenue was primarily due to the growth of our MFS business. MFS began generating external revenues in the first quarter of fiscal 2009, and for fiscal 2009, total MFS revenue was $5.4 million. This increase was partially offset by the shutdown of our former AUSG reporting unit that began following the April 2008 exclusive license agreement of certain intellectual property associated with AUSG.

GROSS MARGIN

Gross margin was 55.8% for fiscal 2009, a decrease of 200 basis points from the 57.8% gross profit achieved in fiscal 2008. The decrease in gross margin was primarily due to a shift from legacy products, which carry higher gross margins, to new products and increases in service and systems integration revenue, both of which tend to carry lower gross margins. The decrease was also due to an increase in reserves for excess and obsolete inventory of $4.6 million, largely due to the decline in commercial revenue. The decrease was partially offset by favorable shift in customer mix from commercial to defense customers.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 19% or $11.9 million to $51.2 million during fiscal 2009 compared to $63.1 million during fiscal 2008. The decrease was primarily due to an $8.8 million decrease in employee compensation expense, including stock-based compensation expense, driven by our restructuring and cost saving measures. Additionally, in fiscal 2009 there was a $0.9 million decrease in depreciation expense due to assets becoming fully depreciated. In fiscal 2009 there was also a $0.7 million decrease in legal expense and a $0.5 million decrease in travel and entertainment expense resulting from general cost control efforts. The decrease in selling, general and administrative expenses was partially offset by a $0.9 million increase in consulting expense due to an increased use of temporary employees in fiscal 2009 across several departments.

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

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

There were no impairment charges in fiscal 2009 compared to impairment expense of $0.6 million in fiscal 2008. Following the VI and VSG divestitures, ACS was the only reporting unit containing goodwill, and in May 2009, we performed our annual goodwill impairment test in accordance with FASB ASC 350. This evaluation was performed consistent with prior years and relied on a discounted cash flow analysis, which was corroborated by two market-based analyses: one evaluated guideline companies and another that reviewed comparable transactions. For each analysis performed, the fair value of the ACS reporting unit was deemed to be in excess of the book value. As such, goodwill was determined to be appropriately valued, and no impairment charge was recorded. The fiscal 2008 impairment expense was due to a write-off of goodwill recorded following the April 2008 shut-down of the AUSG reporting unit.

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

INTEREST INCOME

Interest income for fiscal 2009 decreased by $4.4 million to $2.1 million compared to fiscal 2008. The decrease was primarily attributable to decreased rates of return on our marketable securities, as well as a decrease in the amount of cash invested in marketable securities as a result of the February 2009 and May 2009 repurchase of an aggregate of $125.0 million of our Convertible Senior Notes (“Notes”).

INTEREST EXPENSE

Interest expense for fiscal 2009 decreased by $0.8 million to $2.6 million compared to fiscal 2008. The decrease was primarily due to lower interest incurred as a result of the repurchase of our Notes in February 2009 and May 2009.

OTHER INCOME, NET

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

INCOME TAX (BENEFIT) EXPENSE

We recorded a provision for income taxes of $0.1 million in fiscal 2009 reflecting a 1.3% effective tax rate, as compared to a 510.3% effective tax rate for fiscal 2008. Our effective tax rate for fiscal 2009 differed from the U.S. statutory tax rate of 35% primarily due to federal research and development tax credits, several significant permanent differences including amortization of our intangible assets, non-deductible stock compensation, and the impact of valuation allowances. The fiscal 2008 tax rate is significantly more than the U.S. statutory rate primarily due to several significant permanent differences, including amortization of our intangible assets, non-deductible stock compensation, research and development tax credits and the impact of valuation allowances.

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

In September 2008, we completed an asset sale of our former Biotech business for a $0.1 million cash payment, which was received in the second quarter of fiscal 2009, and $0.3 million of preferred shares in the acquiring entity. The Biotech business was previously reported in the results of the MFS operating segment.

In fiscal 2009, we also recorded a gain of $0.2 million related to royalty payments received from the sale of our former ES/PS business.

Loss from discontinued operations decreased $9.6 million in fiscal 2009 to $20.3 million as compared to fiscal 2008. The decrease in loss from discontinued operations was largely due to the fact that fiscal 2008 included a full year of the former VI operating segment’s results, which resulted in a loss from discontinued operations of $30.9 million, whereas, following the January 2009 sale of the business, fiscal 2009 only included a partial year, resulting in a loss from discontinued operations of $20.3 million. Both fiscal year 2009 and 2008 included VI goodwill impairment charges of $13.0 million and $17.4 million, respectively. Additionally, in December 2008, we recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1.5 million.

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

Losses from the operations of the MFS segment decreased by $3.6 million during fiscal 2009 to an operating loss of $0.9 million as compared to fiscal 2008. The improvement in operating results was largely due to the shutdown of our former AUSG reporting unit in the fourth quarter of fiscal 2008. During fiscal 2009, AUSG recorded an immaterial amount of operating expense as compared to expense of $2.9 million in fiscal 2008. See Note J to our consolidated financial statements for more information regarding our operating segments.

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

Other than the indemnification relating to the divestitures of our former VI, VSG, Biotech and ES/PS businesses, our lease commitments incurred in the normal course of business and certain other indemnification provisions (see Note M to the consolidated financial statements), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands) As of and for the fiscal year ended	June 30, 2010	June 30, 2009	June 30, 2008
Net cash provided by operating activities	$15,708	$11,199	$13,726
Net cash provided by (used in) investing activities	23,615	66,946	(7,248)
Net cash (used in) provided by financing activities	(30,594)	(90,897)	703
Net increase (decrease) in cash and cash equivalents	9,291	(12,095)	7,752
Cash and cash equivalents at end of year	56,241	46,950	59,045

Cash and Cash Equivalents

Our cash and cash equivalents increased by $9.3 million during fiscal 2010 primarily as the result of the $32.0 million of cash received on the redemption of our auction rate securities by UBS, $15.7 million generated by operating activities and $3.3 million generated from stock related activities, partially offset by a $33.4 million payoff of our borrowings against our auction rate securities, $7.3 million in capital expenditures and $0.8 million in payments related to sales of discontinued operations.

During fiscal 2010, we generated $15.7 million in cash from operations compared to $11.2 million generated from operations during fiscal 2009. The $4.5 million increase in the amount of cash generated from operations was largely driven by a $29.6 million improvement in net income, an $18.4 million decrease in cash used for accounts payable and accrued expenses, an $11.1 improvement in losses on the sale of discontinued

operations, and a $3.3 million increase in cash from deferred revenues and customer advances. These improvements were partially offset by a $16.5 million decrease in accounts receivable, a $14.3 million decrease in the non cash adjustment from the impairment of goodwill and long-lived assets, an $8.3 million increase in deferred tax assets, an $8.3 million decrease in inventory activities, a $4.5 million reduction in prepaid expenses and other current assets, a $2.5 million reduction to depreciation and amortization expense, and a $2.2 million increase to prepaid income taxes. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

The increase in accounts receivable and unbilled receivables is due to our days sales outstanding (“DSO”) increasing to 62 days as of June 30, 2010 compared to 53 days as of June 30, 2009. DSO increased as we experienced poorer linearity with greater revenues in the fourth quarter of fiscal 2010. DSO is calculated based on actual total revenue for the three months ended June 30, 2010 and 2009 and accounts receivable, net and unbilled receivable balances as of June 30, 2010 and 2009.

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

During fiscal 2010, we generated $23.6 million of cash from investing activities compared with $66.9 million generated from investing activities during fiscal 2009. The $43.3 million decrease in cash generated from investing activities was primarily driven by a $28.5 million decrease in net sales of marketable securities, a $10.8 million decrease in proceeds from the sale of discontinued operations, and a $3.2 million increase in cash used for purchases of capital assets.

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

During fiscal 2010, we used $30.6 million of cash in our financing activities compared with $90.9 million used in financing activities during fiscal 2009. The $60.3 million decrease in cash used in financing activities was primarily due a reduction in cash used on the repurchase of $125.0 million (face value) aggregate principal amount of our 2% Notes, offset by cash used to retire our $33.4 million UBS line of credit. We paid the consideration for the UBS line of credit from a combination of cash on hand and the proceeds from the redemption of certain of our ARS by UBS. We originally drew down $33.4 million on the UBS line of credit in fiscal 2009.

During fiscal 2009, we used $90.9 million of cash in our financing activities compared with $0.7 million generated from financing activities during fiscal 2008. The decrease in cash generated from financing activities was primarily due to our repurchase of $125.0 million (face value) aggregate principal amount of our 2% Notes from the holder of such Notes. We repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. We paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by us. We originally sold $125.0 million aggregate principal amount of the Notes in April 2004.

The decrease in cash used in financing activities was partially offset by a $33.4 million borrowing under our UBS line of credit. In October 2008, we received a rights offering from UBS (the “offering”) in which we elected to participate. By electing to participate in the offering, we (1) received the right to sell the ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS. Upon borrowing against the ARS, we forgo the interest income on the underlying ARS while the borrowings are outstanding and in return are not charged any interest expense. The line of credit included in the offering replaced our previous margin loan facility with UBS. As of June 30, 2009, we had $33.4 million outstanding under this line of credit, collateralized by the $50.1 million par value of ARS.

During fiscal 2010, our primary source of liquidity came from existing cash and marketable securities, the cash generated from operations and the $50.1 million redemption of our ARS by UBS, offset by the retirement of our $33.4 million borrowings under our UBS line of credit. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturer. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, marketable securities, available line of credit with Silicon Valley Bank and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

On June 30, 2010, we exercised the put option to sell our remaining $18.0 million ARS balance to UBS at par value. The transaction settled on July 1, 2010 when we received $18.0 million in cash.

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

Borrowings Under UBS Line of Credit

In fiscal 2010, we repaid all of our borrowings under our line of credit with UBS. Upon the settlement of the put option for our ARS on July 1, 2010, the UBS line of credit terminated.

Senior Secured Credit Facility

On February 12, 2010, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provides for a $15.0 million revolving line of credit (the “Revolver”) and a $20.0 million acquisition line (the “Term Loan”). The Revolver is available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan is available for up to three separate borrowings, with total borrowings not to exceed $20.0 million, until February 11, 2012. The Term Loan has interest payments only through the August 1, 2010 payment date, and converts to interest and principal payments starting on the September 1, 2010 payment date through the February 11, 2014 maturity of the Term Loan. As of June 30, 2010, there were no borrowings against the Revolver and Term Loans.

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

The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If we have less than $10 million of cash equivalents in accounts with the Lender in excess of our borrowings under the Loan Agreement, we must also satisfy a $15 million minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant is calculated as our trailing-four quarter adjusted EBITDA (as defined in the Loan Agreement; EBITDA adjusted to add back non-cash stock compensation expenses and other one-time non-cash expenses as approved by the Lender), minus our capital expenditures during such period, and minus taxes paid by us in cash during such period. In addition, the Loan Agreement contains certain customary representations and warranties and limits us and our subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on us and our subsidiaries to incur additional debt. The Loan Agreement required us to exercise the put option for our ARS within 30 days of June 30, 2010, and to use the proceeds from the ARS to pay off our outstanding borrowings under our existing ARS credit facility with UBS. We exercised our put option for our ARS on June 30, 2010 and repaid our borrowings under our existing ARS credit facility on June 28, 2010.

We were in compliance with all covenants in the Loan Agreement as of June 30, 2010.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2010:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$17,219	$3,040	$5,673	$4,634	$3,872
Purchase obligations	22,208	22,208	—	—	—
Supply agreement	1,772	—	1,772	—	—
Capital lease obligations	142	53	58	31	—
Interest due on capital lease obligations	15	10	5	—	—

	$41,356	$25,311	$7,508	$4,665	$3,872

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $22.2 million at June 30, 2010.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of June 30, 2010, the remaining minimum commitment related to this agreement was $1.8 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

In July 2008, we and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million and was paid out over the service period. As of June 30, 2010, we had made payments of $0.2 million for consulting services under this agreement. Additionally, in July 2008, we entered into a five year non-compete agreement with Mr. Bertelli. This agreement, which is carried as an intangible asset on our balance sheet, was valued at $0.5 million and is being amortized over the life of the agreement. As of June 30, 2010, we had made payments of $0.4 million under this non-compete agreement.

During fiscal 2010 and 2008, we did not engage in any related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

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

INTEREST RATE RISK

Our exposure to interest rate risk is related primarily to our investment portfolio and our term loan and line of credit. Our investment portfolio includes money market funds from high quality U.S. government issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer. Our term loan and line of credit were unused at June 30, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2010. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. We also have audited Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Computer Systems, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Computer Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note B to the consolidated financial statements, the Company has changed its method of accounting for revenue arrangements with multiple-deliverables entered into or substantially modified after July 1, 2009 to adopt FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements.

/s/ KPMG LLP

Boston, Massachusetts

August 19, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$56,241	$46,950
Marketable securities and related receivables	18,025	44,977
Accounts receivable, net of allowance for doubtful accounts of $163 and $425 at June 30, 2010 and 2009, respectively	36,726	25,549
Unbilled receivables	6,938	3,046
Inventory	17,622	16,805
Option to sell auction rate securities at par	—	5,030
Deferred tax assets	5,393	281
Prepaid income taxes	2,546	384
Prepaid expenses and other current assets	2,363	3,083

Total current assets	145,854	146,105
Restricted cash	3,000	3,000
Property and equipment, net	10,298	7,960
Goodwill	57,653	57,653
Acquired intangible assets, net	1,141	2,911
Deferred tax assets	5,419	833
Other non-current assets	973	910

Total assets	$224,338	$219,372

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,533	$3,770
Accrued expenses	5,025	7,449
Accrued compensation	10,723	9,372
Borrowings under line of credit and current capital lease obligations	53	33,408
Income taxes payable	220	2,316
Deferred revenues and customer advances	8,051	7,840
Current liabilities of discontinued operations	—	1,234

Total current liabilities	34,605	65,389
Deferred gain on sale-leaseback	6,713	7,870
Income taxes payable	1,836	—
Other non-current liabilities	2,072	1,076

Total liabilities	45,226	74,335
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 22,883,314 and 22,376,069 shares issued and outstanding at June 30, 2010 and 2009 respectively	229	224
Additional paid-in capital	110,270	104,843
Retained earnings	67,671	39,313
Accumulated other comprehensive income	942	657

Total shareholders’ equity	179,112	145,037

Total liabilities and shareholders’ equity	$224,338	$219,372

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended June 30,
	2010	2009	2008
Net revenues	$199,830	$188,939	$190,208
Cost of revenues	87,298	83,509	80,271

Gross margin	112,532	105,430	109,937
Operating expenses:
Selling, general and administrative	51,519	51,185	63,084
Research and development	41,548	42,372	45,234
Amortization of acquired intangible assets	1,710	2,414	5,146
Impairment of goodwill and long-lived assets	211	—	561
Restructuring .	231	1,712	4,454
Gain on sale of long-lived and other assets	—	—	(3,151)

Total operating expenses	95,219	97,683	115,328

Income (loss) from operations	17,313	7,747	(5,391)
Interest income	532	2,059	6,489
Interest expense	(381)	(2,551)	(3,360)
Other income, net	1,228	763	1,535

Income (loss) from continuing operations before income taxes	18,692	8,018	(727)
Income tax (benefit) expense	(9,377)	109	3,710

Income (loss) from continuing operations	28,069	7,909	(4,437)
Income (loss) from discontinued operations, net of income taxes	215	(20,328)	(29,971)
Gain (loss) on sale of discontinued operations, net of income taxes	74	11,157	(1,005)

Net income (loss)	$28,358	$(1,262)	$(35,413)

Basic net earnings (loss) per share:
Continuing operations	$1.25	$0.36	$(0.21)
Income (loss) from discontinued operations	0.01	(0.92)	(1.38)
Gain (loss) on sale of discontinued operations	—	0.50	(0.05)

Net income (loss)	$1.26	$(0.06)	$(1.64)

Diluted net earnings (loss) per share:
Continuing operations	$1.22	$0.35	$(0.21)
Income (loss) from discontinued operations	0.01	(0.91)	(1.38)
Gain (loss) on sale of discontinued operations	—	0.50	(0.05)

Net income (loss)	$1.23	$(0.06)	$(1.64)

Weighted-average shares outstanding:
Basic	22,559	22,150	21,639

Diluted	23,008	22,416	21,639

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended June 30, 2010, 2009 and 2008

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (loss)	Total Shareholders’ Equity	Compre- hensive Income (loss)
	Shares	Amount
Balance June 30, 2007	21,415	$214	$89,332	$75,988	$3,123	$168,657
Issuance of common stock under employee stock incentive plans	566	6	774			780
Issuance of common stock under employee stock purchase plan	99	1	809			810
Repurchase of common stock	(108)	(1)	(1,009)			(1,010)
Stock-based compensation			10,362			10,362
Comprehensive loss:
Net loss				(35,413)		(35,413)	$(35,413)
Net unrealized loss on securities					(2,941)	(2,941)	(2,941)
Foreign currency translation adjustments for sales of businesses					(297)	(297)	(297)
Other foreign currency translation adjustments					5,564	5,564	5,564

							$(33,087)

Balance June 30, 2008	21,972	$220	$100,268	$40,575	$5,449	$146,512
Issuance of common stock under employee stock incentive plans	397	4	160			164
Issuance of common stock under employee stock purchase plan	96	1	530			531
Repurchase of common stock	(89)	(1)	(683)			(684)
Stock-based compensation			4,568			4,568
Comprehensive loss:
Net loss				(1,262)		(1,262)	$(1,262)
Net unrealized gain on securities					3,129	3,129	3,129
Foreign currency translation adjustments for sales of businesses					(5,454)	(5,454)	(5,454)
Other foreign currency translation adjustments					(2,467)	(2,467)	(2,467)

							$(6,054)

Balance June 30, 2009	22,376	$224	$104,843	$39,313	$657	$145,037
Issuance of common stock under employee stock incentive plans	455	5	997			1,002
Issuance of common stock under employee stock purchase plan	94	1	846			847
Repurchase of common stock	(42)	(1)	(432)			(433)
Stock-based compensation			4,016			4,016
Comprehensive income:
Net income				28,358		28,358	$28,358
Net unrealized loss on securities					(83)	(83)	(83)
Foreign currency translation adjustments					368	368	368

							$28,643

Balance June 30, 2010	22,883	$229	$110,270	$67,671	$942	$179,112

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$28,358	$(1,262)	$(35,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,857	9,364	15,988
Stock-based compensation	4,016	4,568	10,362
Changes in deferred income taxes	(9,698)	(1,373)	3,582
Non-cash interest expense	32	750	846
Impairment of goodwill and long-lived assets	211	14,555	17,983
Gross tax windfall from stock-based compensation	(1,494)	(976)	(243)
Gain on sale of AUSG long-lived and other assets	—	—	(3,151)
(Gain) loss on sale of discontinued operations	(74)	(11,157)	1,005
Other non-cash expenses	(1,266)	(1,157)	(1,031)
Changes in operating assets and liabilities, net of effects of businesses disposed of:
Accounts receivable	(15,256)	1,237	3,154
Inventory	(859)	7,478	(2,494)
Prepaid income taxes	(2,162)	—	—
Prepaid expenses and other current assets	505	4,977	1,126
Other assets	(113)	349	248
Accounts payable and accrued expenses	5,708	(12,668)	(602)
Deferred revenues and customer advances	234	(3,048)	2,348
Income taxes payable	(262)	1,319	(37)
Other non-current liabilities	971	(1,757)	55

Net cash provided by operating activities	15,708	11,199	13,726

Cash flows from investing activities:
Purchases of marketable securities	—	(138,583)	(182,528)
Sales and maturities of marketable securities	32,025	199,099	177,983
Purchases of property and equipment	(7,334)	(4,126)	(4,625)
Proceeds from sale of AUSG long-lived and other assets	—	—	3,631
(Payments) proceeds from sale of discontinued operations, net	(826)	9,959	367
Proceeds from redemption of insurance policies	—	831	324
Acquisition of businesses, net of cash acquired	—	—	(2,400)
Payments for acquired intangible assets	(250)	(234)	—

Net cash provided by (used in) investing activities	23,615	66,946	(7,248)

Cash flows from financing activities:
Proceeds from employee stock plans	1,849	695	1,590
(Payments) borrowings under line of credit, net	(33,364)	33,364	—
Payments of deferred financing activities	(170)	—	—
Gross tax windfall from stock-based compensation	1,494	976	243
Repurchases of common stock	(433)	(684)	(1,010)
Payments of principal under notes payable	—	(125,000)	—
Proceeds (payments) of capital lease obligations	30	(248)	(120)

Net cash (used in) provided by financing activities	(30,594)	(90,897)	703

Effect of exchange rate changes on cash and cash equivalents	562	657	571

Net increase (decrease) in cash and cash equivalents	9,291	(12,095)	7,752
Cash and cash equivalents at beginning of year	46,950	59,045	51,293

Cash and cash equivalents at end of year	$56,241	$46,950	$59,045

Cash paid (received) during the year for:
Interest	$150	$1,877	$2,502

Income taxes, net	$2,587	$(3,523)	$206

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$6,219	$2,301	$3,283

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized commercial and defense computing markets. The Company’s solutions are involved in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s systems process real-time radar, sonar and signals intelligence data. The Company’s systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. The Company also provides radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the defense prime contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”) to focus on reaching the federal intelligence and homeland security agencies. The Company’s primary markets are aerospace and defense, specifically in the intelligence, surveillance and reconnaissance (“ISR”) space, which includes radar, electronic warfare, sonar and electro-optical markets; and commercial markets, which include semiconductor, commercial computing and homeland security markets.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements, excluding the statement of cash flows, were restated to reflect the discontinuation and sale of the Biotech business (“Biotech”), the Embedded Systems and Professional Services (“ES/PS”) businesses, the Visage Imaging (“VI”) business and the Visualization Sciences Group (“VSG”) business.

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

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles (“FASB ASU 2009-1”), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company’s financial position or results of operations but changed the referencing system for accounting standards.

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

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”), which amends FASB ASC 605, Revenue Recognition. FASB ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) best estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for the Company July 1, 2010; however, the Company has elected to early adopt as permitted by the guidance. As such, the Company has applied the provisions of FASB ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“FASB ASU 2009-14”), which amends FASB ASC 985, Software. FASB ASU 2009-14 amends the FASB ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance is effective for the Company July 1, 2010; however, the Company has elected to early adopt as permitted by the guidance. As such, the Company has applied the provisions of FASB ASU 2009-14 to all revenue arrangements entered into or materially modified after July 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

Effective July 1, 2009, the Company adopted FASB ASC 805, Business Combinations (“FASB ASC 805” and formerly referred to as SFAS No. 141(R) and SFAS No. 141(R)-1). FASB ASC 805 requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. Additionally, FASB ASC 805-20 provides further guidance on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. The guidance within FASB ASC 805 is effective prospectively for any acquisitions made after July 1, 2009. Since adoption, the Company has had no acquisitions and as such, the adoption did not have a material impact on the Company’s financial position or results of operations.

Effective July 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into FASB ASC 350—Intangibles—Goodwill and Other (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on July 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact the Company’s financial position or results of operations as the Company did not acquire any intangible assets during fiscal 2010.

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

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), formerly SFAS No. 157, on July 1, 2008 for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. On July 1, 2009, the Company adopted the provisions of FASB ASC 820 for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Such adoption did not have a material impact on the Company’s financial position or results of operations.

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

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in fiscal 2010 was approximately 53% of total revenues. The majority of the Company’s multiple-deliverable revenue arrangements ship complete within the same quarter.

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

As a result of implementing FASB ASU 2009-13, the Company recognized $25,102 in revenue in fiscal 2010, which would have been deferred under the previous guidance for multiple element arrangements. The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the substance of the arrangements entered into or materially modified after the July 1, 2009 adoption date and the timing of the shipments of the deliverables within these arrangements.

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

In electing to early adopt FASB ASU No. 2009-13, the Company also early adopted FASB ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. FASB ASU 2009-14 amends the FASB ASC 985 to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. Since the adoption of FAS ASU 2009-14 on July 1, 2009, there were no multiple element arrangements containing software element that functioned together with a tangible element that were not delivered complete during Fiscal 2010. The Company will continue to monitor multiple element arrangements to determine if they are in scope of FASB ASU 2009-14, and when applicable will apply all relevant criteria per guidance.

For multiple-element arrangements entered into prior to July 1, 2009, in accordance with ASC 605-25, formerly Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, the Company defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially within the Company’s control. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement. For multiple-element arrangements for which the Company does not have fair value for the undelivered elements, it either defers all revenue until the order ships complete, or in the event a maintenance arrangement is the only undelivered element, it generally amortizes the fair value of maintenance agreement over the maintenance period.

The Company also engages in long-term contracts for development, production and services activities which it accounts for consistent with FASB ASC 605, formerly Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. The Company establishes billing terms at the time project deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

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

Revenues from product royalties are recognized upon invoice by the Company unless another reasonable and reliable method of recognition is more appropriate. Additionally, all revenues are reported net of government assessed taxes (e.g. sales taxes or value-added taxes).

DEFERRED REVENUES AND CUSTOMER ADVANCES

Deferred revenues consist of deferred product revenue, billings in excess of revenues, and deferred service revenue. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because one or more of the conditions for revenue recognition have not been met. Billings in excess of revenues represents milestone billing arrangements on percentage of completion projects where the billings of the contract exceed recognized revenues. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts or extended warranty concessions, which are recognized ratably over the term of the arrangements. Customer advances represent deposits received from customers on an order.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of money market funds and U.S. government and U.S. government agency issues with remaining maturities of 90 days or less at the date of purchase, are carried at fair market value. The Company also has restricted cash which is classified as a non-current asset due to the length of the restriction.

MARKETABLE SECURITIES AND RELATED RECEIVALBES

The Company classifies investments in marketable securities, excluding auction rate securities (“ARS”), as available-for-sale at the time of purchase and periodically re-evaluates such classification. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. The Company transferred its ARS from an available-for-sale classification to a trading investment securities classification in fiscal 2009 based on the election of the Company to participate in a rights offering from UBS (see Note E). The trading securities are reported at fair value. Realized and unrealized gains and losses on trading securities and declines in value judged to be other than temporary on available-for-sale are included in other income or expense. For determinations of gain or loss, the cost of securities sold is based on the specific identification method. There were no securities classified as held-to-maturity as of June 30, 2010 and 2009.

On June 30, 2010, the Company exercised the put option to sell its remaining $18,025 ARS balance to UBS at par value. The transaction settled on July 1, 2010. As a result of the transaction, the Company had a receivable related to the sale of these marketable securities of $18,025 from UBS as of June 30, 2010.

The fair value of cash equivalents and receivable related to marketable securities represents the quoted market prices at the balance sheet dates. Debt securities with maturities at date of purchase of greater than 90 days but less than one year to maturity at a particular balance sheet date are classified as short-term marketable securities. Debt securities that have remaining maturities of greater than one year at a particular balance sheet date are classified as long-term marketable securities.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2010 and 2009, the Company had approximately $56,199 and $42,984, respectively, of cash on deposit or invested with its financial and lending institutions. Additionally, the Company had an $18,025 receivable balance related to marketable securities from UBS as of June 30, 2010.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2010, nine customers accounted for 80% of the Company’s receivables. At June 30, 2009, seven customers accounted for 70% of the Company’s receivables.

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets result from the Company’s various business acquisitions (see Note K) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer relationships and non-compete agreements. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed or otherwise used up.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of FASB ASC 350, formerly SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

LONG-LIVED ASSETS

Long-lived assets primarily include property and equipment and acquired intangible assets. The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with FASB ASC 360, Property, Plant, and Equipment (“FASB ASC 360”), previously SFAS 144. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

PROPERTY AND EQUIPMENT

Property and equipment are the long-lived, physical assets of the Company acquired for use in the Company’s normal business operations and are not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Company capitalizes interest costs associated with the development and construction of certain qualifying assets in accordance with FASB ASC 835, Interest, formerly SFAS No. 34, Capitalization of Interest Costs (“SFAS 34”), over the period of construction. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period.

Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Computer software and equipment	2 to 5 years
Machinery and equipment	4 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	lesser of estimated useful life or the remaining lease term

As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with FASB ASC 350, formerly SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During fiscal 2010, the Company capitalized $249 of software development costs. Software development costs qualifying for capitalization were not material for the years ended June 30, 2009 and 2008.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the greater of (a) the ratio that current gross revenues for a product bear to total anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization were not material for the years ended June 30, 2010, 2009 and 2008.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs are primarily made up of labor charges and prototype material and development expenses.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During fiscal 2010, 2009 and 2008, advertising expenses totaled $255, $148 and $289, respectively, and were included in selling, general and administrative expense in the consolidated statements of operations.

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

FASB ASC 740, formerly SFAS 109 and FIN 48, Accounting for Income Taxes, requires a two-step approach to recognizing and measuring uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock-based compensation.

STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The Company’s determination of fair value of stock-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, the expected forfeiture rate of the awards and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. The Company has elected under FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”), formerly SFAS No. 123R, Share-Based Payment, to recognize the fair value of awards with pro-rata vesting on a straight-line basis over the requisite service period.

COMPREHENSIVE INCOME

Comprehensive income consists of net income (loss) and other comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities.

The components of accumulated other comprehensive income were as follows:

	June 30,
	2010	2009
Accumulated foreign currency translation adjustments	$942	$574
Accumulated net unrealized gains on securities	—	83

Total accumulated other comprehensive income	$942	$657

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

C. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 4,092 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,469 shares available for future grant under the 2005 Plan at June 30, 2010.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,100 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2010, 2009 and 2008 was 94, 96 and 99, respectively. Shares available for future purchase under the ESPP totaled 253 at June 30, 2010.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2008	3,733	$16.88	6.20
Grants	559	6.68
Exercises	(22)	7.68
Cancellations(1)	(1,290)	19.57

Outstanding at June 30, 2009	2,980	$13.87	5.69
Grants	56	10.41
Exercises	(130)	7.72
Cancellations	(294)	17.38

Outstanding at June 30, 2010	2,612	$13.70	4.69

(1)	Options cancelled as part of the Company’s shareholder-approved option exchange program, totaling 394 options, are included in the cancellations figure.

Information related to the stock options outstanding as of June 30, 2010 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price	Exercisable Weighted Average Remaining Contractual Term (Years)
$ 4.61 – $5.25	275	4.43	$4.96	157	$4.92
$ 6.62 – $8.26	351	5.05	$7.76	89	$7.77
$ 8.62 – $8.62	371	4.93	$8.62	174	$8.62
$10.41 – $12.81	269	5.03	$12.24	245	$12.41
$13.07 – $13.07	93	5.39	$13.07	79	$13.07
$14.14 – $14.14	328	6.86	$14.14	228	$14.14
$15.10 – $17.25	277	5.33	$16.53	277	$16.53
$19.00 – $19.03	285	2.61	$19.02	285	$19.02
$19.48 – $28.00	325	3.28	$24.93	325	$24.93
$28.74 – $37.15	38	1.27	$33.00	38	$33.00

$ 4.61 – $37.15	2,612	4.69	$13.70	1,897	$15.61	4.46

Options for the purchase of 1,711 and 2,005 shares were exercisable at June 30, 2009 and 2008, respectively, with a weighted-average exercise price of $17.78 and $21.13, respectively.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2010 and 2009 was $2,002 and $428, respectively. The intrinsic value of the options exercised during fiscal year 2010 and 2009 was $532 and $24, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2010, there was $2,406 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.8 years from June 30, 2010. As of June 30, 2009, there was $4,552 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 2.7 years from June 30, 2009.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2008:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2008	866	$13.18
Granted(1)	384	5.99
Vested	(375)	13.48
Forfeited	(209)	12.70

Outstanding at June 30, 2009	666	$8.97
Granted	609	10.21
Vested	(325)	10.39
Forfeited	(122)	8.22

Outstanding at June 30, 2010	828	$9.44

(1)	Awards issued as a result of the Company’s shareholder-approved option exchange program totaling 154 awards, at a weighted-average fair value of $8.71, are included in the granted figure.

Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2010, there was $6,411 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.8 years from June 30, 2010. As of June 30, 2009, there was $4,794 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.5 years from June 30, 2009.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the fiscal years 2010, 2009 and 2008 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2010	2009	2008
Cost of revenues	$251	$251	$413
Selling, general and administrative	3,145	3,223	6,605
Research and development	620	1,108	1,830

Share-based compensation expense before tax	4,016	4,582	8,848
Income taxes	1,499	—	—

Net compensation expense	$2,517	$4,582	$8,848

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during fiscal years 2010, 2009 and 2008:

	Years Ended June 30,
	2010	2009	2008
Weighted-average fair value of options granted	$7.17	$3.76	$4.25
Option life(1)	5.0 years	5.5 years	5.0 years
Risk-free interest rate(2)	2.38%	2.34%	3.37%
Stock volatility(3)	87%	65%	44%
Dividend rate	0%	0%	0%

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during fiscal years 2010, 2009 and 2008:

	Years Ended June 30,
	2010	2009	2008
Weighted-average fair value of stock purchase rights granted	$3.74	$3.07	$4.50
Option life(1)	6 months	6 months	6 months
Risk-free interest rate(2)	0.26%	1.20%	3.03%
Stock volatility(3)	77%	108%	59%
Dividend rate	0%	0%	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

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

The ratio of the exchange was determined on a value-for-value basis, with the options being exchanged valued using the Black-Scholes model and the restricted stock received in the exchange being valued using the closing price of the Company’s common stock on the expiration date of the exchange period. In addition, the restricted stock issued in the exchange will vest over a three year period. On June 17, 2009, Company employees exchanged options to purchase 394 shares for 154 shares of restricted stock. The Company calculated an immaterial amount of incremental stock-based compensation expense as a result of the exchange because the fair value of the options exchanged essentially equaled the fair value of the restricted stock issued. The replacement awards will vest in three equal annual installments commencing on the first anniversary of the date of grant.

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Years Ended June 30,
	2010	2009	2008
Income (loss) from continuing operations—basic	$28,069	$7,909	$(4,437)
Income (loss) from discontinued operations, net of income taxes	215	(20,328)	(29,971)
Gain (loss) on sale of discontinued operations, net of income taxes	74	11,157	(1,005)

Net income (loss)	$28,358	$(1,262)	$(35,413)

Shares used in computation of net earnings (loss) per share—basic	22,559	22,150	21,639
Effect of dilutive stock options and restricted stock	449	266	—

Shares used in computation of net earnings (loss) per share—diluted	23,008	22,416	21,639

Net earnings (loss) per share—basic
Continuing operations	$1.25	$0.36	$(0.21)
Income (loss) from discontinued operations	0.01	(0.92)	(1.38)
Gain (loss) on sale of discontinued operations	—	0.50	(0.05)

Net income (loss)	$1.26	$(0.06)	$(1.64)

Net earnings (loss) per share—diluted
Continuing operations	$1.22	$0.35	$(0.21)
Income (loss) from discontinued operations	0.01	(0.91)	(1.38)
Gain (loss) on sale of discontinued operations	—	0.50	(0.05)

Net income (loss)	$1.23	$(0.06)	$(1.64)

Weighted average equity instruments to purchase 1,705, 3,768 and 4,240 shares of common stock were not included in the calculation of diluted net earnings (loss) per share for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, because the equity instruments were antidilutive. Additionally, up to 4,135 shares, which represent the securities that had been contingently issuable under the Company’s outstanding Notes, were not included in the dilutive net loss per share for the fiscal years ended June 30, 2009, and 2008 because the equity instruments were antidilutive.

E. Marketable Securities and Related Receivables

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

On June 30, 2010, the Company exercised the put option to sell its remaining $18,025 ARS balance to UBS at par value. The transaction settled on July 1, 2010. As a result of the transaction, the put option was exercised and the Company had a receivable balance of $18,025 from UBS as of June 30, 2010. The fair value of the receivable balance represents the quoted market prices at the balance sheet date. The realized net gains on the ARS in fiscal 2010 were not material.

On June 30, 2009, the Company had $50,062 par value of short-term marketable securities that had a fair market value of $44,977. The Company’s investments in marketable securities as of June 30, 2009, consisted entirely of auction rate securities and had remaining maturities of one year. The realized net gains on the ARS in fiscal 2009 were not material.

F. Fair Value of Financial Instruments

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements as of June 30, 2010 for the Company’s financial instruments:

	Fair Value Measurements
	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$52,659	$52,659	$—	$—
Restricted cash	3,000	3,000	—	—

Total	$55,659	$55,659	$—	$—

The following table summarizes the fair value measurements as of June 30, 2009, for the Company’s financial instruments, including its ARS:

	Fair Value Measurements
	June 30, 2009	Level 1	Level 2	Level 3
Assets:
Money market funds	$38,392	$38,392	$—	$—
Restricted cash	3,000	3,000	—	—
Auction rate securities	44,977	—	—	44,977
Put option to sell auction rate securities	5,030	—	—	5,030

Total	$91,399	$41,392	$—	$50,007

On June 30, 2009, the Company had $50,007 of ARS and put options to sell ARS classified as level 3 investments. During fiscal 2010, $32,025 of its ARS were redeemed at par value for cash and it realized $43 in net gains. The remaining $18,025 was a receivable from UBS on June 30, 2010 and cash was subsequently received on July 1, 2010.

The fair values of the Company’s cash equivalents and restricted cash are determined through market, observable and corroborated sources. The volume and level of activity for these sources has been determined to be sufficient primarily due to the market being active, the quantity of recent transactions, pricing being current and no significant recent increases to certain risk factors, and as such, no adjustments to these sources were needed. The following table provides a rollforward of the fair value of the Company’s ARS and related receivables and put option, whose fair values were determined by Level 3 inputs:

Fair Value
Balance at June 30, 2008	$47,231
Recognition of change in put option value in other income	5,030
Realized losses included in other income	(5,073)
Redemption of ARS	(222)
Change in temporary valuation adjustment included in comprehensive income	3,041

Balance at June 30, 2009	$50,007
Recognition of change in put option value in other income	(2,886)
Realized gains included in other income	2,929
Redemption of ARS	(32,025)
Exercise of put option to redeem remaining ARS	(18,025)

Balance at June 30, 2010	$—

The carrying values of the ARS and related put option reflect changes in the fair value of the underlying securities, which was based on Level 3 unobservable inputs. These unobservable inputs consisted of fair values that were provided by the Company’s broker, which were corroborated by a discounted cash flow analysis that the Company performed. The significant assumptions used by the Company in its analysis include interest rate spreads, credit quality, liquidity premiums and other inputs that are current as of the measurement date, including during periods of market dislocations, such as the illiquidity in the ARS market since February 2008. When performing this analysis the Company notes and analyzes for reasonableness any changes in assumptions. Factors that could cause assumptions to change include fluctuations in consumer confidence, which can vary the Company’s credit risk discount factor and cause changes to other rates used in the analysis, including the 3-month LIBOR rate. Since the October 2008 election to participate in the rights offering, there have been no material changes in the assumptions used by the Company in its discounted cash flow analysis.

On June 30, 2010, the Company exercised the put option to sell its remaining $18,025 ARS balance to UBS at par value. The transaction settled on July 1, 2010. As a result of the transaction, the put option was exercised and the Company had a receivable balance of $18,025 from UBS as of June 30, 2010. The fair value of receivable balance represents the quoted market prices at the balance sheet date.

G. Inventory

Inventory was comprised of the following:

	June 30,
	2010	2009
Raw materials	$6,287	$5,991
Work in process	6,326	6,240
Finished goods	5,009	4,574

Total	$17,622	$16,805

There are no amounts in inventory relating to contracts having production cycles longer than one year.

H. Restricted Cash

The Company has deposited $3,000 with its bank as collateral for the landlord pursuant to the sale-lease back transaction entered in April 2007 for the Company’s headquarters in Chelmsford, Massachusetts (see Note I). The balance is classified as restricted cash on the accompanying consolidated balance sheet at June 30, 2010 and 2009, and is reflected in non-current assets.

I. Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2010	2009
Computer equipment and software	$50,680	$64,954
Furniture and fixtures	6,795	6,800
Building and leasehold improvements	1,354	597
Machinery and equipment	2,732	2,084

	61,561	74,435
Less: accumulated depreciation and amortization	(51,263)	(66,475)

	$10,298	$7,960

In fiscal 2010, the Company retired $20,310 of fully depreciated computer equipment and software assets that were no longer in use by the Company. This retirement was part of an on-going effort by the Company to review and identify all assets that are still in use by the Company, and to retire those that are not.

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2010, 2009 and 2008 was $5,147, $5,640 and $7,372, respectively.

In March 2008, following the Company’s decision to shut down the AUSG reporting unit, the Company reviewed its property and equipment (and other long-lived assets) included in the AUSG reporting unit for impairment based upon the guidance in FASB ASC 360 noting no impairment; however, it was determined that the useful lives of those capital assets were significantly shortened. As a result, beginning in March 2008, the Company accelerated the depreciation on those assets. This accelerated depreciation expense was recorded as a component of restructuring expense in the consolidated statements of operations (see Note R).

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

J. Operating Segment, Significant Customers and Geographic Information

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

•

Mercury Federal Systems (“MFS”). This business unit is focused on services and support work with the Department of Defense and federal intelligence and homeland security agencies, including designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies.” The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance was income (loss) from operations prior to stock compensation expense. As such, stock-based compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company does not produce such information internally. The following is a summary of the performance of the Company’s operations by reportable segment:

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
YEAR ENDED JUNE 30, 2010
Net revenues to unaffiliated customers	$188,967	$10,735	$—	$128	$199,830
Intersegment revenues	4,779	336	—	(5,115)	—

Net revenues	$193,746	$11,071	$—	$(4,987)	$199,830

Income (loss) from operations	$21,956	$(670)	$(4,016)	$43	$17,313
Depreciation and amortization expense	$6,829	$28	$—	$—	$6,857
YEAR ENDED JUNE 30, 2009
Net revenues to unaffiliated customers	$183,393	$5,546	$—	$—	$188,939
Intersegment revenues	1,858	245	—	(2,103)	—

Net revenues	$185,251	$5,791	$—	$(2,103)	$188,939

Income (loss) from operations	$13,395	$(893)	$(4,582)	$(173)	$7,747
Depreciation and amortization expense	$8,028	$26	$—	$—	$8,054
YEAR ENDED JUNE 30, 2008
Net revenues to unaffiliated customers	$188,489	$1,719	$—	$—	$190,208
Intersegment revenues	—	137	—	(137)	—

Net revenues	$188,489	$1,856	$—	$(137)	$190,208

Income (loss) from operations	$8,082	$(4,534)	$(8,848)	$(91)	$(5,391)
Depreciation and amortization expense	$12,334	$184	$—	$—	$12,518

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2010
Net revenues to unaffiliated customers	$180,103	$9,960	$9,767	$—	$199,830
Inter-geographic revenues	13,916	789	198	(14,903)	—

Net revenues	$194,019	$10,749	$9,965	$(14,903)	$199,830

Identifiable long-lived assets	$13,384	$21	$716	$—	$14,121
YEAR ENDED JUNE 30, 2009
Net revenues to unaffiliated customers	$175,586	$9,823	$3,530	$—	$188,939
Inter-geographic revenues	9,329	966	289	(10,584)	—

Net revenues	$184,915	$10,789	$3,819	$(10,584)	$188,939

Identifiable long-lived assets	$10,906	$45	$620	$—	$11,571
YEAR ENDED JUNE 30, 2008
Net revenues to unaffiliated customers	$171,715	$10,058	$8,435	$—	$190,208
Inter-geographic revenues	12,975	721	375	(14,071)	—

Net revenues	$184,690	$10,779	$8,810	$(14,071)	$190,208

Identifiable long-lived assets	$14,994	$55	$524	$—	$15,573

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude deferred tax accounts, goodwill, intangible assets and investments in other entities.

Customers comprising 10% or more of the Company’s revenues for the fiscal years shown below are as follows:

	Year Ended June 30,
	2010	2009	2008
Raytheon Company (ACS)	20%	11%	*
Lockheed Martin Corporation (ACS)	17	14	*
Argon ST, Inc. (ACS).	*	13	13%
Northrop Grumman Corporation (ACS)	*	13	13

	37%	51%	26%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective year.

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the year ended June 30, 2010, only one program individually comprised 10% or more of the Company’s revenues, which was the Aegis program at 15%. For the fiscal years ended June 30, 2009 and 2008, no single program comprised 10% or more of the Company’s revenues.

K. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill at June 30, 2010 and June 30, 2009 was $57,653. In fiscal 2010, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of FASB ASC 350, formerly SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company has determined that its reporting units are the same as its operating segments, which, following the divestiture of the VI and VSG operating segments, includes the ACS and the MFS operating segments. As of June 30, 2010 and 2009, the ACS operating segment was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only.

The Company tests goodwill for impairment by evaluating the fair value of the reporting unit as compared to the book value. If the book value of the reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. For fiscal 2010, this evaluation was performed in the Company’s fourth quarter. The evaluation was performed consistent with prior years and relied on a discounted cash flow analysis, which was corroborated by two market-based analyses: one evaluated guideline companies and another that reviewed comparable transactions. For each analysis performed, the fair value of the reporting unit was deemed to be in excess of the book value. The Company also compared the fair value per the discounted cash flow analysis to the Company’s market capitalization, noting the market capitalization was consistent with the fair value of the reporting unit. As such, no impairment charge was recorded.

In fiscal 2009, goodwill was determined to be appropriately valued and no impairment charge was recorded.

In April 2008, the Company determined that a triggering event had occurred due to the planned shutdown of the AUSG reporting unit. As such, an impairment analysis was performed in accordance with FASB ASC 350 for the AUSG reporting unit, a component of MFS. Based on this evaluation an impairment charge of $561 was recorded. The Company also performed its fiscal 2008 annual impairment test as of May 31, 2008, which resulted in the identification of no additional goodwill impairment charges.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Useful Life
JUNE 30, 2010
Customer relationships	$7,200	$(6,891)	$309	5.2 years
Licensing agreements, trademarks and patents	1,300	(786)	514	8.0 years
Non-compete agreements	500	(182)	318	5.0 years

	$9,000	$(7,859)	$1,141

JUNE 30, 2009
Completed technology	$14,030	$(13,321)	$709	3.2 years
Customer relationships	7,270	(5,585)	1,685	5.2 years
Licensing agreements, trademarks and patents	3,506	(3,400)	106	4.6 years
Non-compete agreements	500	(89)	411	5.0 years

	$25,306	$(22,395)	$2,911

Estimated future amortization expense for acquired intangible assets remaining at June 30, 2010 is $565 for fiscal 2011, $256 for fiscal 2012, $256 for fiscal 2013, and $64 for fiscal 2014.

The gross carrying amount for acquired intangible assets decreased $16,306 to $9,000 at June 30, 2010 from $25,306 at June 30, 2009. This decrease was primarily related to write offs of the Company’s fully amortized assets.

L. Debt

Debt consisted of the following:

	June 30,
	2010	2009
Borrowings under line of credit	$—	$33,364
Capital lease obligations	142	46
Less: current portion	(53)	(33,408)

Total non-current capital lease obligations	$89	$2

The following summarizes the future cash payment obligations (excluding interest) as of June 30, 2010:

Year Ending June 30,
2011	$53
2012	58
Thereafter	31

$142

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

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and were amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For fiscal 2009 and 2008, respectively, additional interest expense from the amortization of these deferred financing costs totaled $705 and $846. On February 4, 2009, the Company repurchased $119,688 (face value) aggregate principal amount from a holder of the Notes. The Company repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. The Company paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by the Company.

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

Borrowings Under UBS Line of Credit

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company elected to participate. By electing to participate in the offering, the Company (1) received the right to sell the ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The line of credit included in the offering replaced the Company’s previous margin loan facility with UBS. On June 28, 2010, the Company repaid the remaining $11,349 line of credit balance to UBS. As of June 30, 2010, there were no borrowings against this line of credit. The UBS line of credit terminated on July 1, 2010 upon the settlement of the put option for our ARS.

Senior Secured Credit Facility

On February 12, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provides for a $15,000 revolving line of credit (the “Revolver”) and a $20,000 acquisition line (the “Term Loan”). The Revolver is available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan is available for up to three separate borrowings, with total borrowings not to exceed $20,000, until February 11, 2012. The Term Loan has interest payments only through the August 1, 2010 payment date, and converts to interest and principal payments starting on the September 1, 2010 payment date through the February 11, 2014 maturity of the Term Loan. As of June 30, 2010, there were no borrowings against the Revolver and Term Loans.

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

The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If the Company has less than $10,000 of cash equivalents in accounts with the Lender in excess of the Company’s borrowings under the Loan Agreement, the Company must also satisfy a $15,000 minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant is calculated as the Company’s trailing-four quarter adjusted EBITDA (as defined in the Loan Agreement; EBITDA adjusted to add back non-cash stock compensation expenses and other one-time non-cash expenses as approved by the Lender), minus the Company’s capital expenditures during such period, and minus taxes paid by the Company in cash during such period. In addition, the Loan Agreement contains certain customary representations and warranties and limits the Company’s and its subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the Company and its subsidiaries to incur additional debt. The Loan Agreement required the Company to exercise the put option for its ARS within 30 days of June 30, 2010, and to use the proceeds from the ARS to pay off the Company’s outstanding borrowings under the Company’s existing ARS credit facility with UBS. The Company exercised its put option for their ARS on June 30, 2010 and repaid its borrowings under the existing ARS credit facility on June 28, 2010.

The Company had no borrowings against its Term Loan and Revolver in fiscal 2010 and was in compliance with all covenants in the Loan Agreement as of June 30, 2010.

M. Commitments and Contingencies

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

In connection with the divestitures of the Company’s former VI, VSG, Biotech and ES/PS businesses, the Company provided indemnification to the buyers of the respective businesses. The Company’s indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. In addition, the Company agreed to indemnify the buyer of the VI business for certain post-closing employee severance expenses. The total paid to the buyer under this obligation was $344. As of June 30, 2010, this employee severance obligation was closed. The Company’s indemnification obligations regarding the divested businesses are generally subject to caps on the Company’s obligations.

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

PURCHASE COMMITMENTS

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of June 30, 2010, the remaining minimum commitment related to this agreement was $1,772, which is the 35% penalty on the remaining inventory balance.

As of June 30, 2010, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $22,208.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2017. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2010, 2009 and 2008 was $3,613, $3,575 and $3,489, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2011	$3,040
2012	2,963
2013	2,710
2014	2,402
2015	2,232
Thereafter	3,872

Total minimum lease payments	$17,219

N. Shareholders’ Equity

PREFERRED STOCK

The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.

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

STOCK NET SETTLEMENT PROGRAM

The Company may net settle shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During fiscal 2010, 42 shares were net settled in such transactions for a total cost of $433, while 89 shares were net settled during fiscal 2009 for a total cost of $684. Effective May 1, 2010, the Company discontinued the net share settlement practice for settling restricted stock awards.

O. Product Warranty Accrual

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

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Beginning balance at July 1,	$1,750	$1,934	$2,455
Accruals for warranties issued during the period	997	2,507	2,182
Settlements made during the period	(1,561)	(2,691)	(2,703)

Ending balance at June 30,	$1,186	$1,750	$1,934

P. Discontinued Operations

In June 2009, the Company closed on the sale of the VSG operating segment for gross consideration of $12,000 in cash. The sale resulted in a gain of $6,406 on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8,231, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1,560, offset by net assets of approximately $3,385. There were no material adjustments to the gain on disposal during fiscal 2010.

In January 2009, the Company completed the sale of the VI operating segment for gross consideration of $3,000 in cash. Of the proceeds, a total of $1,100 was held back for general indemnification purposes and employee termination payments incurred by the buyer. Of the total held back, $344 was used for termination payments, $423 was used for general indemnification purposes and $333 was remitted back to the Company. The sale resulted in a gain of $4,207 on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs, of $990 and the recognition of a cumulative foreign currency translation gain of $3,894, offset by net assets of the business of approximately $780. There were no material adjustments to the gain on disposal during fiscal 2010. In December 2008, the Company was required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: the Company’s perceived decline in the market value for the VI business. Based on this interim evaluation, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a goodwill impairment charge of $13,016. In December 2008, the Company also recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1,539.

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

In May 2008, the Company completed the sale of the ES/PS business for $367 plus future royalties, net of tax. The ES/PS businesses were previously reported in the results of the VI operating segment. The sale resulted in a loss of $1,005 on disposal of the discontinued operation. The Company benefited from royalty payments through December 2009. These receipts were recorded as gain on sale of discontinued operations, after deducting taxes, when reported to the Company or when the cash is received, whichever was earlier. As of June 30, 2009, total royalty payments received in connection with the sale of the ES/PS business was $217. The loss incurred as a result of the ES/PS business sale was primarily reflective of the Company’s perceived declining value of the underlying business and the potential employee severance obligation assumed by the buyer if the business does not perform. To compensate for the potential severance obligation, the Company provided a guarantee to the buyer which would have covered a portion of the severance costs if the buyer had to sever any ES/PS employees before December 19, 2008. This guarantee was settled in the second quarter of fiscal 2009 with no material payments made. At the time of the sale, the Company reviewed the provisions of the ES/PS sale agreement, specifically the royalty agreement and potential severance obligation, in accordance with EITF 03-13 Applying the Conditions in Paragraph 42 of FASB No. 144 in Determining Whether to Reporting Discontinued Operation, which is now part of FASB ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The Company determined that neither agreement allowed for any continued active involvement with ES/PS nor did it enable the Company to influence the operating or financial policies of ES/PS. As such classification as discontinued operations was deemed appropriate. Following the settlement of the severance obligation and the completion of the royalty agreement, the Company has no further involvement with ES/PS.

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

The amounts reported in income (loss) from discontinued operations were as follows:

	June 30,
	2010	2009	2008
VSG
Revenue	$—	$9,913	$10,975
(Loss) income from discontinued operations before income taxes	$(4)	$879	$538
VI
Revenue	$—	$5,133	$8,721
Income (loss) from discontinued operations before income taxes	$36	$(20,298)	$(30,867)
Biotech
Loss from discontinued operations before income taxes	$—	$(743)	$(2,660)
ES/PS
Revenue	$—	$—	$3,624
Income from discontinued operations before income taxes	$—	$—	$991

The amounts reported as liabilities of the discontinued operations were as follows:

	June 30, 2010	June 30, 2009
Accrued expenses, compensation and warranty	$—	$1,207
Deferred revenue	—	27

Liabilities of discontinued operations	$—	$1,234

Q. Income Tax (Benefit) Expense

The components of income (loss) before income taxes and income tax (benefit) expense were as follows:

	Year Ended June 30,
	2010	2009	2008
Income (loss) from continuing operations before income taxes:
United States	$18,714	$8,465	$(1,968)
Foreign	(22)	(447)	1,241

	$18,692	$8,018	$(727)

Income tax (benefit) expense from continuing operations:
Federal:
Current	$(356)	$1,577	$1,379
Deferred	(8,286)	(1,651)	1,565

	(8,642)	(74)	2,944

State:
Current	98	253	130
Deferred	(711)	(142)	134

	(613)	111	264

Foreign:
Current	(122)	72	502
Deferred	—	—	—

	(122)	72	502

	$(9,377)	$109	$3,710

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate from continuing operations:

	Year Ended June 30,
	2010	2009	2008
Income taxes at federal statutory rates	35.0%	35.0%	(35.0)%
State income tax, net of federal tax benefit	0.5	3.2	17.9
Research and development credits	(5.9)	(24.8)	(123.8)
Deemed repatriation of foreign earnings	(1.4)	—	—
Equity compensation	1.8	10.2	58.5
IRS Audit Adjustments	(1.5)	2.9	—
Goodwill impairment	0.4	—	5.0
Valuation allowance	(79.8)	(19.3)	595.6
Other	0.7	(5.9)	(7.9)

	(50.2)%	1.3%	510.3%

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	June 30,
	2010	2009
Deferred tax assets:
Receivable allowances and inventory valuations	$4,497	$5,143
Accrued compensation	1,249	1,151
Equity compensation	5,341	4,661
Property and equipment depreciation	—	716
Federal and state research and development tax credit carryforwards	10,040	7,655
Net operating loss	1,150	1,543
Gain on sale-leaseback	2,995	2,243
Other temporary differences	452	888

	25,724	24,000
Valuation allowance	(7,555)	(22,394)

Total deferred tax assets	18,169	1,606
Deferred tax liabilities:
Deferred revenue	(6,615)	—
Property and equipment depreciation	(316)	—
Acquired intangible assets	(426)	(492)

Total deferred tax liabilities	(7,357)	(492)

Net deferred tax assets (liabilities)	$10,812	$1,114

At June 30, 2009 a majority of the Company’s U.S. deferred tax assets had a full valuation allowance. The valuation allowance was $7,555 as of June 30, 2010 and $22,394 as of June 30, 2009. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $28,453 prior to the expiration of the deferred tax assets for net operating loss carryforwards and federal research and development tax credits which begin to expire in 2017. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of a substantial portion of these deductible differences, net of the existing valuation allowances at June 30, 2010. The change in the valuation allowance during fiscal 2010 was $14,839, which included a June 30, 2010 release of $7,352 of valuation allowance. The remaining change in the valuation allowance is due to the current year changes in net deferred taxes. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company continues to record a full valuation allowance on Massachusetts research and development (“R&D”) tax credits as of June 30, 2010. In fiscal 2010, management determined that it was more likely than not that most of the deferred tax assets would be realized and the valuation allowance has been released on all domestic deferred tax assets except state R&D tax credits.

At June 30, 2010, the Company had federal and state net operating loss carryforwards of $3,027. The Company also had federal and state research and development credit carryforwards of $2,485 and $11,623 respectively, which will begin to expire in 2011 and 2019, respectively. As of June 30, 2010, the Company also had approximately $723 in foreign operating loss carryforwards.

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

Upon consideration of changing business conditions and cash position in its foreign subsidiaries, management has determined that it would no longer need to reinvest permanently the earnings of certain foreign subsidiaries. Therefore, the Company has accrued deferred taxes in association with the deemed repatriation of such earnings.

In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is now part of FASB ASC 740, Accounting for Income Taxes (“FASB ASC 740”) was issued. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FASB ASC 740 on July 1, 2007 and as a result of adoption, the Company had no material change in its liability for unrecognized tax benefits. The changes in the Company’s reserves for unrecognized income tax benefits were summarized as follows:

	Year Ended June 30,
	2010	2009
Unrecognized tax benefits, beginning of period	$1,069	$819
Increases for previously recognized positions	340	568
Settlements of previously recognized positions	(568)	—
Decreases for previously recognized positions	(41)	(390)
Increases for currently recognized positions	1,056	72

Unrecognized tax benefits, end of period	$1,856	$1,069

The Company believes that, if released, the $1,856 of unrecognized tax benefits as of June 30, 2010 would affect the effective tax rate.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally 2006 through 2009, and believes that tax adjustments in any audited year will not be material.

The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

During 2010, the Company closed its most recent IRS audit. Currently there are no material tax audits underway.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740, the Company did have accrued interest and did not have any accrued penalties associated with any unrecognized tax benefits. For fiscal 2010, the Company recognized interest of $5 and no penalties. As of June 30, 2009, the Company had ($21) of accrued interest and had ($39) of accrued penalties associated with its unrecognized tax benefits.

R. Restructuring Provision

In July 2009, the Company announced a restructuring plan within the ACS business unit, which was enacted following the completion of the Company’s divestitures as part of the Company’s reorganization of part of its business operations. The Company recorded an expense of $231 in fiscal 2010 against this plan, which included severance costs associated with the elimination of four positions.

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

The following table presents the detail of expenses by operating segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
Restructuring liability at June 30, 2008	$2,184	$41	$—	$2,225

ACS provision	1,532	—	143	1,675
MFS (AUSG) provision	—	37	—	37

Total provision	1,532	37	143	1,712
Cash paid	(2,853)	(43)	(37)	(2,933)
Reversals and currency exchange impact	(47)	—	—	(47)

Restructuring liability at June 30, 2009	816	35	106	957

ACS provision	253	—	19	272
Cash paid	(1,054)	(35)	(96)	(1,185)
Reversals	(12)	—	(29)	(41)

Restructuring liability at June 30, 2010	$3	$—	$—	$3

S. Sale of Long-Lived Asset

In April 2008, the Company exclusively licensed certain intellectual property associated with its AUSG reporting unit (a component of MFS) and sold certain capital equipment, patents and trademarks to a third-party for $3,200 in cash, payable in May 2008. In connection with this license agreement, the Company separately licensed to the buyer additional related software, agreed to provide maintenance on this related software for 12 months, agreed to cover the first $100 of warranty expense and provided the buyer a right to purchase the related AUSG inventory and capital equipment for an additional, mutually determinable, fee. Through June 30, 2009, the buyer elected to purchase $480 of AUSG inventory as allowed under the agreement.

T. Employee Benefit Plans

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. Employee contributions to the 401(k) Plan may range from 1% to 15% of eligible compensation. During fiscal 2010, 2009 and 2008, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,569, $1,561 and $1,728 during the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The Company had a deferred compensation plan that allowed eligible employees to defer up to 35% of their total compensation. Increases or decreases in the value of the deferred compensation plan assets were recorded as selling, general and administrative expense in the consolidated statement of operations, while increases or decreases in the value of the deferred compensation plan liabilities were recorded as other income (expense). In December 2008, the Company closed the deferred compensation plan, with all participants fully cashed out in January 2009. At June 30, 2008, the Company had a liability of $1,709 relating to amounts owed under the deferred compensation plan that were classified as long-term liabilities in the consolidated balance sheet and had an asset of $1,329, classified as other non-current assets in the consolidated balance sheet.

U. Related Party Transactions

In July 2008, the Company and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and was paid out over the service period. As of June 30, 2010, the Company had made payments of $190 for consulting services under this agreement. Additionally, in July 2008, the Company entered into a five year non-compete agreement with Mr. Bertelli. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $500 and is being amortized over the life of the agreement. As of June 30, 2010, the Company had made payments of $375 under this non-compete agreement.

V. Subsequent Events

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

2010 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$47,431	$45,158	$43,603	$63,638
Cost of revenues	20,129	19,293	18,800	29,076

Gross margin	27,302	25,865	24,803	34,562

Operating expenses:
Selling, general and administrative	11,344	13,485	12,538	14,152
Research and development	10,196	9,901	10,629	10,822
Amortization of acquired intangible assets	434	434	434	408
Impairment of long-lived assets	—	150	61	—
Restructuring	273	(19)	(11)	(12)

Total operating expenses	22,247	23,951	23,651	25,370

Income from operations	5,055	1,914	1,152	9,192
Interest income	79	163	195	95
Interest expense	(57)	(113)	(147)	(64)
Other income, net	254	281	264	429

Income from operations before income taxes	5,331	2,245	1,464	9,652
Income tax expense (benefit)	906	330	(2,235)	(8,378)

Net income from continuing operations	4,425	1,915	3,699	18,030
Income (loss) from discontinued operations, net of income taxes	30	(15)	(423)	623
(Loss) gain on sale of discontinued operations, net of income taxes	(97)	171	—	—

Net income	$4,358	$2,071	$3,276	$18,653

Net earnings (loss) per common share:
Basic net earnings (loss) per share:
Continuing operations	$0.20	$0.08	$0.16	$0.79
Income (loss) from discontinued operations	—	—	(0.02)	0.03
(Loss) gain on sale of discontinued operations	(0.01)	0.01	—	—

Net income	$0.19	$0.09	$0.14	$0.82

Diluted net earnings (loss) per share:
Continuing operations	$0.19	$0.08	$0.16	$0.77
Income (loss) from discontinued operations	—	—	(0.02)	0.03
(Loss) gain on sale of discontinued operations	—	0.01	—	—

Net income	$0.19	$0.09	$0.14	$0.80

Significant quarterly items for fiscal 2010 include the following: (i) in the third quarter, $1.1 million of acquired net operating losses was utilized; and (ii) in the fourth quarter, $19.1 million of revenue was recognized on a single Aegis program order and $7.4 million of the valuation allowance for U.S. deferred tax assets was reversed.

2009 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$44,840	$45,094	$50,563	$48,442
Cost of revenues	19,913	19,690	21,380	22,526

Gross margin	24,927	25,404	29,183	25,916

Operating expenses:
Selling, general and administrative	12,085	13,929	12,584	12,587
Research and development	10,251	11,632	11,118	9,371
Amortization of acquired intangible assets	1,010	447	498	459
In-process research and development	—	—	—	—
Impairment of long-lived assets	—	—	—	—
Restructuring	239	235	239	999
Gain on sale of long-lived assets	—	—	—	—

Total operating expenses	23,585	26,243	24,439	23,416

Income (loss) from operations	1,342	(839)	4,744	2,500
Interest income	995	686	239	139
Interest expense	(838)	(945)	(497)	(271)
Other (expense) income, net	(146)	(119)	317	711

Income (loss) from operations before income taxes	1,353	(1,217)	4,803	3,079
Income tax expense	—	—	101	8

Net Income (loss) from continuing operations	1,353	(1,217)	4,702	3,071
Loss from discontinued operations, net of income taxes	(3,129)	(15,863)	(704)	(632)
Gain on sale of discontinued operations, net of income taxes	472	16	4,152	6,517

Net (loss) income	$(1,304)	$(17,064)	$8,150	$8,956

Net earnings (loss) per common share:
Basic net earnings (loss) per share:
Continuing operations	$0.06	$(0.05)	$0.21	$0.14
Loss from discontinued operations	(0.14)	(0.72)	(0.03)	(0.03)
Gain on sale of discontinued operations	0.02	—	0.19	0.29

Net (loss) income	$(0.06)	$(0.77)	$0.37	$0.40

Diluted net earnings (loss) per share:
Continuing operations	$0.06	$(0.05)	$0.21	$0.14
Loss from discontinued operations	(0.14)	(0.72)	(0.03)	(0.03)
Gain on sale of discontinued operations	0.02	—	0.18	0.29

Net (loss) income	$(0.06)	$(0.77)	$0.36	$0.40

Significant quarterly items for fiscal 2009 include the following: (i) in the fourth quarter restructuring charges of $1.0 million were incurred, (ii) in the fourth quarter a $6.4 million gain was recorded related on the sale of the VSG business unit, (iii) in the third quarter the Company sold its VI business unit resulting in a gain on sale of discontinued operations of $4.2 million, (iv) in the third and fourth quarters interest income decreased primarily due to decreased interest earned on the Company’s auction rate securities, and (v) in the third and fourth quarter interest expense decreased primarily due to the payoff of the Company’s $125.0 million aggregate principal amount of Notes. Prior periods’ results have been restated to reclassify all discontinued operations activity to the income from discontinued operations line in the consolidated statement of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation as of June 30, 2010 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2010 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2010. The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2010 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2010 and 2009

Consolidated Statements of Operations for the fiscal years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(In thousands)

Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2010	$425	$33	$—	$295	$163
2009	$508	$115	$34	$164	$425
2008	$519	$84	$11	$84	$508

Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2010	$22,394	$(14,839)	$—	$—	$7,555
2009	$28,262	$(1,547)	$—	$4,321	$22,394
2008	$21,896	$6,366	$—	$—	$28,262

Prior year results have been reclassified for the discontinuation of the Visage Imaging (“VI”) and Visualization Sciences Group (“VSG”) operating segments and for the sale of the Biotech business (see Note N to the consolidated financial statements).

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 97, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on August 19, 2010.

MERCURY COMPUTER SYSTEMS, INC.

By	/s/ ROBERT E. HULT
Robert E. Hult SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARK ASLETT Mark Aslett	President, Chief Executive Officer and Director (principal executive officer)	August 19, 2010

/S/ ROBERT E. HULT Robert E. Hult	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	August 19, 2010

/s/ ALBERT P. BELLE ISLE Albert P. Belle Isle	Director	August 19, 2010

/S/ GEORGE W. CHAMILLARD George W. Chamillard	Director	August 19, 2010

/s/ GEORGE K. MUELLNER George K. Muellner	Director	August 19, 2010

/S/ WILLIAM K. O’BRIEN William K. O’Brien	Director	August 19, 2010

/S/ LEE C. STEELE Lee C. Steele	Director	August 19, 2010

/s/ VINCENT VITTO Vincent Vitto	Chairman of the Board of Directors	August 19, 2010

/s/ RICHARD P. WISHNER Richard P. Wishner	Director	August 19, 2010

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2††	Articles of Amendment
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.2.1	Bylaws, as amended through September 22, 2004 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-163705))
3.2.2	Amendment No. 1 to Bylaws, dated December 17, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on December 20, 2007)
3.2.3	Amendment No. 2 to Bylaws, dated January 21, 2008 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on January 24, 2008)
3.2.4	Amendment No. 3 to Bylaws, dated September 14, 2009 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on September 14, 2009)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
4.2	Shareholder Rights Agreement, dated as of December 14, 2005, between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.) (incorporated herein by reference to Exhibit 2 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
10.1.1*††	1997 Stock Option Plan, as amended and restated
10.1.2*††	Form of Stock Option Agreement under the 1997 Stock Option Plan
10.1.3*††	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan
10.2*	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.3*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on September 21, 2009)
10.4*	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.5*†	Annual Executive Bonus Plan – Corporate Financial Performance (incorporated herein by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.6*†	Annual Executive Bonus Plan – Individual Performance (incorporated herein by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.7*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on September 21, 2009)
10.8.1*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 21, 2006)
10.8.2*	Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on November 16, 2005)
10.8.3*	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.8.4*	Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on September 28, 2007)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.9.1*	Form of Change in Control Severance Agreement between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 2, 2009)
10.9.2*	Form of Change in Control Severance Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on October 2, 2009)
10.10*†	Compensation Policy for Non-Employee Directors
10.11.1*	Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)
10.11.2*	First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.11.3*	Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)
10.12.1*	Agreement, dated as of March 27, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008)
10.12.2*	First Amendment to Agreement, dated as of December 22, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.13	Purchase and Sale Agreement dated as of April 12, 2007 among 1999 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.14	Lease Agreement dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.15	Loan and Security Agreement dated February 12, 2010 between the Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 19, 2010)
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
††	Indicates an exhibit the Company is re-filing with this Form 10-K since the Company cannot incorporate by reference to Exchange Act reports that are more than five years old.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.