Form 10-Q
period 2010-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2010-11-04
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Shares of Common Stock outstanding as of November 1, 2010: 24,355,215 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$82,239	$56,241
Marketable securities and related receivables	—	18,025
Accounts receivable, net of allowance for doubtful accounts of $163 at September 30, 2010 and June 30, 2010	31,519	36,726
Unbilled receivables	8,020	6,938
Inventory	18,866	17,622
Deferred tax assets	5,314	5,393
Prepaid income taxes	746	2,546
Prepaid expenses and other current assets	3,100	2,363

Total current assets	149,804	145,854
Restricted cash	3,000	3,000
Property and equipment, net	10,631	10,298
Goodwill	57,653	57,653
Acquired intangible assets, net	1,321	1,141
Deferred tax assets	5,360	5,419
Other non-current assets	1,730	973

Total assets	$229,499	$224,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,485	$10,533
Accrued expenses	5,064	5,197
Accrued compensation	8,381	10,723
Income taxes payable	1,845	220
Deferred revenues	7,498	7,932

Total current liabilities	34,273	34,605
Deferred gain on sale-leaseback	6,424	6,713
Income taxes payable	1,872	1,836
Other non-current liabilities	2,365	2,072

Total liabilities	44,934	45,226
Commitments and contingencies (Note O)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,035,603 and 22,883,314 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	230	229
Additional paid-in capital	111,926	110,270
Retained earnings	71,301	67,671
Accumulated other comprehensive income	1,108	942

Total shareholders’ equity	184,565	179,112

Total liabilities and shareholders’ equity	$229,499	$224,338

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net revenues	$52,108	$47,431
Cost of revenues	21,448	20,129

Gross margin	30,660	27,302
Operating expenses:
Selling, general and administrative	14,197	11,344
Research and development	10,899	10,196
Amortization of acquired intangible assets	319	434
Restructuring	—	273

Total operating expenses	25,415	22,247

Income from operations	5,245	5,055
Interest income	7	79
Interest expense	(9)	(57)
Other income, net	516	254

Income from continuing operations before income taxes	5,759	5,331
Income tax expense	2,077	906

Income from continuing operations	3,682	4,425
(Loss) income from discontinued operations, net of income taxes	(52)	30
Loss on sale of discontinued operations, net of income taxes	—	(97)

Net income	$3,630	$4,358

Basic net earnings (loss) per share:
Income from continuing operations	$0.16	$0.20
(Loss) income from discontinued operations	—	—
Loss on sale of discontinued operations	—	(0.01)

Net income	$0.16	$0.19

Diluted net earnings (loss) per share:
Income from continuing operations	$0.16	$0.19
(Loss) income from discontinued operations	—	—
Loss on sale of discontinued operations	—	—

Net income	$0.16	$0.19

Weighted-average shares outstanding:
Basic	22,944	22,400

Diluted	23,411	22,741

Comprehensive income:
Net income	$3,630	$4,358
Foreign currency translation adjustments	166	55
Net unrealized loss on securities	—	(83)

Total comprehensive income	$3,796	$4,330

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,630	$4,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,747	1,688
Stock-based compensation	1,290	489
Changes in deferred income taxes	138	(1,482)
Excess tax benefits from stock-based compensation, net of APIC pool	(481)	(336)
Other non-cash items	(246)	(298)
Changes in operating assets and liabilities:
Accounts receivable, net	4,314	(6,724)
Inventory	(1,204)	2,062
Prepaid expenses and other current assets	(704)	447
Prepaid income taxes	1,800	—
Other assets	(739)	(6)
Accounts payable and accrued expenses	(1,558)	732
Deferred revenues	(503)	20
Income taxes payable	1,652	1,365
Other non-current liabilities	214	292

Net cash provided by operating activities	9,350	2,607

Cash flows from investing activities:
Sales and maturities of marketable securities	18,025	402
Purchases of property and equipment	(1,595)	(817)
Proceeds from sale of discontinued operations	—	216
Payments for acquired intangible assets	(558)	(58)

Net cash provided by (used in) investing activities	15,872	(257)

Cash flows from financing activities:
Proceeds from employee stock plans	294	73
Payments under line of credit	—	(259)
Excess tax benefits from stock-based compensation	554	336
Repurchases of common stock	—	(225)
Payments of capital lease obligations	(78)	(37)

Net cash provided by (used in) financing activities	770	(112)

Effect of exchange rate changes on cash and cash equivalents	6	62

Net increase in cash and cash equivalents	25,998	2,300
Cash and cash equivalents at beginning of period	56,241	46,950

Cash and cash equivalents at end of period	$82,239	$49,250

Cash paid (received) during the period for:
Interest	$2	$—

Income taxes, net	$(1,631)	$776

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$6,543	$4,980

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized commercial and defense computing markets. The Company’s solutions are involved in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s systems process real-time radar, sonar and signals intelligence data. The Company’s systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. The Company also provides radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, the Company operates in the defense prime contracting market space through its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”) focusing on reaching the federal intelligence and homeland security agencies. The Company’s primary markets are aerospace and defense, specifically in the intelligence, surveillance and reconnaissance (“ISR”) space, which includes radar, electronic warfare, sonar and electro-optical markets; and commercial markets, which include semiconductor, commercial computing and homeland security markets.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2010 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 19, 2010. The results for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective March 31, 2010, the Financial Accounting Standards Board (“FASB”) amended Accounting Standard Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), formerly FASB Statement No. 142, Goodwill and Other Intangible Assets, paragraph 20-50, Goodwill Disclosures, to require an entity to disclose accumulated goodwill impairment losses in the rollforward of goodwill for years beginning after December 15, 2008. The FASB staff clarified that the intent of the amendment was to include accumulated goodwill impairment losses in the rollforward from the adoption date of FASB ASC 350. There are no accumulated goodwill impairment losses at September 30, 2010.

C. Multiple-Deliverable Arrangements

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in the three months ended September 30, 2010 was approximately 55% of total revenues. Revenue recognized under multiple-deliverable arrangements in the three months ended September 30, 2009 was approximately 60% of total revenues. The majority of the Company’s multiple-deliverable revenue arrangements typically ship complete within the same quarter.

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of FASB Accounting Standards Update (“ASU”) 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

The Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines the selling price of its deliverables based on the following hierarchy: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimated selling price (“BESP”) if neither VSOE nor TPE is available. The Company is not able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company determines selling price using VSOE or BESP.

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

The Company’s determination of BESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies (as evident in the price list as established and updated on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold. The Company will determine BESP for deliverables in future agreements based on the specific facts and circumstances of each arrangement.

The Company analyzes the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant fluctuations in the selling prices of its products.

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended September 30,
	2010	2009
Income from continuing operations	$3,682	$4,425
(Loss) income from discontinued operations	(52)	30
Loss on sale of discontinued operations	—	(97)

Net income	$3,630	$4,358

Shares used in computation of net earnings per share—basic	22,944	22,400
Effect of dilutive equity instruments	467	341

Shares used in computation of net earnings per share—diluted	23,411	22,741

Net earnings (loss) per share—basic
Income from continuing operations	$0.16	$0.20
(Loss) income from discontinued operations	—	—
Loss on sale of discontinued operations	—	(0.01)

Net income	$0.16	$0.19

Net earnings (loss) per share—diluted
Income from continuing operations	$0.16	$0.19
(Loss) income from discontinued operations	—	—
Loss on sale of discontinued operations	—	—

Net income	$0.16	$0.19

Weighted average equity instruments to purchase 1,576 and 3,436 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2010 and 2009, respectively, because the equity instruments were antidilutive.

E. Marketable Securities and Related Receivables

The Company no longer has marketable securities and related receivables at September 30, 2010. The Company’s cash and cash equivalents balance are invested in money market funds at highly rated financial institutions and all the Company’s holdings are considered level 1 financial instruments valued at fair value determined through market, observable, and corroborated sources.

On June 30, 2010, the Company exercised the put option to sell its remaining $18,025 auction rate securities (“ARS”) balance to UBS at par value. The transaction settled on July 1, 2010. As a result of the transaction, the Company had a receivable balance of $18,025 from UBS as of June 30, 2010. The receivable balance was considered a level 1 financial instrument and its fair value was equivalent to the cash that was received on July 1, 2010. The realized net gains on the ARS in fiscal 2010 were not material.

F. Inventory

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

	September 30, 2010	June 30, 2010
Raw materials	$5,728	$6,287
Work in process	7,012	6,326
Finished goods	6,126	5,009

Total	$18,866	$17,622

There are no amounts in inventory relating to contracts having production cycles longer than one year.

G. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2010	June 30, 2010
Computer equipment and software	$52,002	$50,680
Furniture and fixtures	6,797	6,795
Building and leasehold improvements	1,344	1,354
Machinery and equipment	3,081	2,732

	63,224	61,561
Less: accumulated depreciation and amortization	(52,593)	(51,263)

	$10,631	$10,298

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2010 and 2009 was $1,428 and $1,254, respectively.

H. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill at September 30, 2010 and June 30, 2010 was $57,653. In the three months ended September 30, 2010, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, Advanced Computing Solutions (“ACS”) and MFS. As of June 30, 2010, ACS was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
SEPTEMBER 30, 2010
Customer relationships	$7,200	$(7,147)	$53	5.2 years
Licensing agreements, trademarks and patents	1,800	(826)	974	6.1 years
Non-compete agreements	500	(206)	294	5.0 years

	$9,500	$(8,179)	$1,321

JUNE 30, 2010
Customer relationships	$7,200	$(6,891)	$309	5.2 years
Licensing agreements, trademarks and patents	1,300	(786)	514	8.0 years
Non-compete agreements	500	(182)	318	5.0 years

	$9,000	$(7,859)	$1,141

Estimated future amortization expense for acquired intangible assets remaining at September 30, 2010 is $620 for fiscal 2011, $382 for fiscal 2012, $256 for fiscal 2013, and $63 for fiscal 2014 onward.

I. Debt

Debt consisted of the following:

	September 30, 2010	June 30, 2010
Capital lease obligations	$289	$142
Less: current portion	(133)	(53)

Total non-current capital lease obligations	$156	$89

The current portion of capital lease obligations is included in accrued expenses and the non-current portion is included in other non-current liabilities on the consolidated balance sheets at September 30, 2010 and June 30, 2010.

Borrowings Under UBS Line of Credit

As of June 30, 2010, there were no borrowings against the UBS line of credit. The UBS line of credit terminated on July 1, 2010 upon the settlement of the put option for our ARS.

Senior Secured Credit Facility

On February 12, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provides for a $15,000 revolving line of credit (the “Revolver”) and a $20,000 acquisition line (the “Term Loan”). The Revolver is available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan is available for up to three separate borrowings, with total borrowings not to exceed $20,000, until February 11, 2012. The Term Loan has monthly interest and principal payments through the February 11, 2014 maturity of the Term Loan.

The Loan Agreement bears interest, at the Company’s option, at a rate per annum equal to either: (i) the prime rate minus 0.25% to plus 0.25%; or (ii) the LIBOR rate plus 2.75% to 3.25%. The rates are based on the

Company’s consolidated leverage ratio at the time of borrowing. For prime rate borrowings, the prime rate shall be the greater of: (i) 4.00%; or (ii) the Lender’s prime rate. The Company may not have LIBOR credit extensions having more than four different interest periods outstanding at any point in time. The Company is required to pay a fee on the daily unused portion of the Loan Agreement of 0.30% per annum. Borrowings under the Revolver are available for letters of credit, cash management services, working capital, general business purposes and foreign exchange. Borrowings under the Term Loan are available to fund acquisitions.

Borrowings under the Loan Agreement are secured by a first-priority security interest in all of the Company’s domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. The Company’s MFS subsidiary is a guarantor and has granted a security interest in its assets in favor of the Lender. The Lender may require Mercury Computer Systems Limited, the Company’s United Kingdom subsidiary, or Nihon Mercury Computer Systems, K.K., the Company’s Japanese subsidiary, to provide guarantees in the future if the cash or assets of such subsidiary exceed specified levels.

The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If the Company has less than $10,000 of cash equivalents in accounts with the Lender in excess of the Company’s borrowings under the Loan Agreement, the Company must also satisfy a $15,000 minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant is calculated as the Company’s trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits the Company’s and its subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the Company and its subsidiaries to incur additional debt.

The Company had no borrowings against its Term Loan and Revolver in the three months ended September 30, 2010 and was in compliance with all covenants in the Loan Agreement as of September 30, 2010.

J. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 5,092 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). On October 21, 2010, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2005 plan to 5,092, an increase of 1,000. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,741 shares available for future grant under the 2005 Plan at September 30, 2010.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,100 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2010 and 2009. Shares available for future purchase under the ESPP totaled 253 at September 30, 2010.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2009	2,980	$13.87	5.69
Grants	56	10.41
Exercises	(130)	7.72
Cancellations	(294)	17.38

Outstanding at June 30, 2010	2,612	$13.70	4.69
Grants	15	11.96
Exercises	(48)	6.17
Cancellations	(45)	12.36

Outstanding at September 30, 2010	2,534	$13.86	4.57

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2009:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	666	$8.97
Granted	609	10.21
Vested	(325)	10.39
Forfeited	(122)	8.22

Outstanding at June 30, 2010	828	$9.44
Granted	583	11.22
Vested	(105)	9.88
Forfeited	(28)	9.68

Outstanding at September 30, 2010	1,278	$10.21

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2010 and 2009 in accordance with FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”), and did not capitalize any such costs on the consolidated balance sheets, as costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended September 30,
	2010	2009
Cost of revenues	$43	$37
Selling, general and administrative	1,140	400
Research and development	107	52

Stock-based compensation expense before tax	1,290	489
Income taxes	448	—

Net compensation expense	$842	$489

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Weighted-average fair value of options granted	$6.92	$—	(4)
Option life(1)	5.0 years	—	(4)
Risk-free interest rate(2)	1.76%	—	(4)
Stock volatility(3)	69%	—	(4)
Dividend rate	0%	—	(4)

(1)	Option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.
(4)	No stock options were granted by the Company during the three months ended September 30, 2009.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Weighted-average fair value of stock purchase rights granted	$3.59	$3.98
Option life	6 months	6 months
Risk-free interest rate	0.2%	0.3%
Stock volatility	57%	96%
Dividend rate	0%	0%

K. Shareholders’ Equity

STOCK NET SETTLEMENT PROGRAM

During fiscal 2010, the Company discontinued the net share settlement practice for settling vested restricted stock awards. Prior to this discontinuation, the Company could net settle shares in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. During fiscal 2010, 42 shares were net settled in such transactions for a total cost of $433.

L. Income Tax Expense

The Company recorded tax expense of $2,077 and $906 for the three months ended September 30, 2010 and 2009, respectively, on income from continuing operations before taxes of $5,759 and $5,331 for the three months ended September 30, 2010 and 2009, respectively. Income tax expense for the three months ended September 30, 2010 differed from the federal statutory rate primarily due to the impact of a Section 199 Manufacturing Deduction and state taxes. Income tax expense for the three months ended September 30, 2009 differed from the federal statutory rate primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets.

No material changes in the Company’s unrecognized tax positions occurred during the three months ended September 30, 2010. The Company does not expect there to be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

M. Restructuring Expense

In July 2009, the Company announced a restructuring plan within the ACS business unit (the “Q1 FY10 Plan”). This plan was enacted following the completion of the Company’s divestitures as part of the Company’s reorganization of part of its business operations. In the three months ended September 30, 2010 and 2009, the Company recorded expense against this plan of nil and $273, respectively. The expense in the three months ended September, 30, 2009 included severance costs associated with the elimination of four positions. At September 30, 2010, the Company no longer has a restructuring liability in the consolidated balance sheet.

N. Operating Segment, Geographic Information and Significant Customers

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company is organized in two business segments. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

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

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies.” The profitability measure employed by the Company and its chief operating decision maker (“CODM”) for making decisions about allocating resources to segments and assessing segment performance was income (loss) from operations prior to stock compensation expense. As such, stock-based compensation expense has been excluded from each operating segments’ income (loss) from operations below and reported separately to reconcile the reported segment income (loss) from operations to the consolidated operating income reported in the consolidated statements of operations. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company’s operations by reportable segment:

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2010
Net revenues to unaffiliated customers	$50,475	$1,854	$—	$(221)	$52,108
Intersegment revenues	1,408	—	—	(1,408)	—

Net revenues	$51,883	$1,854	$—	$(1,629)	$52,108

Income (loss) from operations	$7,865	$(497)	$(1,290)	$(833)	$5,245
Depreciation and amortization expense	$1,738	$9	$—	$—	$1,747
THREE MONTHS ENDED SEPTEMBER 30, 2009
Net revenues to unaffiliated customers	$44,359	$3,072	$—	$—	$47,431
Intersegment revenues	894	70	—	(964)	—

Net revenues	$45,253	$3,142	$—	$(964)	$47,431

Income (loss) from operations	$5,607	$(63)	$(489)	$—	$5,055
Depreciation and amortization expense	$1,681	$7	$—	$—	$1,688

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2010
Net revenues to unaffiliated customers	$50,663	$1,054	$391	$—	$52,108
Inter-geographic revenues	1,456	644	93	(2,193)	—

Net revenues	$52,119	$1,698	$484	$(2,193)	$52,108

THREE MONTHS ENDED SEPTEMBER 30, 2009
Net revenues to unaffiliated customers	$44,538	$1,753	$1,140	$—	$47,431
Inter-geographic revenues	1,863	69	61	(1,993)	—

Net revenues	$46,401	$1,822	$1,201	$(1,993)	$47,431

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2010	$14,567	$22	$622	$—	$15,211
June 30, 2010	$13,384	$21	$716	$—	$14,121

Identifiable long-lived assets exclude goodwill, intangible assets, deferred tax accounts, and investments in other entities.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2010	2009
Northrop Grumman Corporation	23%	20%
Raytheon Company	17%	19%
Lockheed Martin Corporation	13%	15%
KLA – Tencor Corporation	11%	*%
Argon St. Inc.	*	12
ASML Holding N.V.	10	*

	74%	66%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

O. Commitments and Contingencies

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

In connection with the divestitures of the Company’s former VI, VSG, Biotech and ES/PS businesses, the Company provided indemnification to the buyers of the respective businesses. The Company’s indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. In addition, the Company also agreed to indemnify the buyer of the VI business for certain post-closing employee severance expenses. The Company’s indemnification obligations related to divested businesses are generally subject to caps and expire at various defined future dates.

PURCHASE COMMITMENTS

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of September 30, 2010, the remaining minimum commitment related to this agreement was $1,711, which is the 35% penalty on the remaining inventory balance.

The Company’s purchase obligations typically represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. At September 30, 2010, the purchase commitments covered by these agreements were for less than one year and aggregated approximately $23,414.

P. Related Party Transactions

In July 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190. Additionally, in July 2008, the Company entered into a five year non-compete agreement with its former CEO. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $500 and is being amortized over the life of the agreement. As of September 30, 2010, the Company had made payments of $433 under this non-compete agreement.

Q. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for embedded and other specialized commercial and defense computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, sonar and signals intelligence data. Our systems are also used in semiconductor imaging applications including photomask generation and wafer inspection. We also provide radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, we operate in the defense prime contracting market space through our wholly-owned subsidiary, Mercury Federal Systems, Inc., focusing on reaching the federal intelligence agencies and homeland security programs. As of September 30, 2010, we had 531 employees and, for the three months ended September 30, 2010, we had revenues of $52.1 million and income from continuing operations of $3.7 million.

Our operations are organized in the following two business segments:

•    Advanced Computing Solutions (“ACS”). This business is focused on specialized, high performance computing solutions with key market segments, including aerospace and defense, semiconductor, and commercial computing. This segment also provides software, customized design, and system integration services to meet the specified requirements of military and commercial applications.

•    Mercury Federal Systems (“MFS”). This business is focused on services and support work with the Department of Defense and federal intelligence and homeland security agencies, including designing and engineering new ISR capabilities to address present and emerging threats to U.S. forces.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our product. Because these customers may use our products in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, financial data from the consolidated statements of operations:

(In thousands)	September 30, 2010	As a % of Total Net Revenue	September 30, 2009	As a % of Total Net Revenue
Net revenues	$52,108	100.0%	$47,431	100.0%
Cost of revenues	21,448	41.2	20,129	42.4

Gross margin	30,660	58.8	27,302	57.6
Operating expenses:
Selling, general and administrative	14,197	27.2	11,344	23.9
Research and development	10,899	20.9	10,196	21.5
Amortization of acquired intangible assets	319	0.6	434	0.9
Restructuring	—	—	273	0.6

Total operating expenses	25,415	48.7	22,247	46.9

Income from operations	5,245	10.1	5,055	10.7
Other income, net	514	1.0	276	0.5

Income from continuing operations before income taxes	5,759	11.1	5,331	11.2
Income tax expense	2,077	4.0	906	1.9

Income from continuing operations	3,682	7.1	4,425	9.3
(Loss) income from discontinued operations, net of taxes	(52)	(0.1)	30	0.1
Loss on sale of discontinued operations, net of taxes	—	—	(97)	(0.2)

Net income	$3,630	7.0%	$4,358	9.2%

REVENUES

(In thousands)	September 30, 2010	September 30, 2009	$ Change	% Change
ACS	$50,475	$44,359	$6,116	14%
MFS	1,854	3,072	(1,218)	(40)%
Other	(221)	—	(221)	(100)%

Total revenues	$52,108	$47,431	$4,677	10%

Total revenues increased $4.7 million, or 10%, to $52.1 million during the three months ended September 30, 2010 as compared to the comparable period in fiscal 2010. International revenues represented approximately 4% and 6% of total revenues during the three months ended September 30, 2010 and 2009, respectively.

Net ACS revenues increased $6.1 million, or 14%, during the three months ended September 30, 2010 as compared to the same period in fiscal 2010. This increase was primarily driven by a $7.8 million increase in sales to commercial customers, primarily relating to the semiconductor equipment and communication markets. This increase was offset by decrease in sales to defense customers of $1.2 million, mostly driven by a decrease in electronic warfare applications.

Net MFS revenues decreased $1.2 million during the three months ended September 30, 2010 as compared to the same period in fiscal 2010. This decrease was primarily driven by the completion of programs which were active during fiscal 2010 and funding delays in an unmanned aerial vehicle (“UAV”) program.

Net Other revenues decreased $0.2 million during the three months ended September 30, 2010 as compared to the same period in fiscal 2010. This decrease is attributable to development programs where the revenue recognized in our two business segments under contract accounting is greater than on a Company consolidated basis and therefore eliminated.

GROSS MARGIN

Gross margin was 58.8% for the three months ended September 30, 2010, an increase of 120 basis points from the 57.6% gross margin achieved during the same period in fiscal 2010. The increase in gross margin was primarily due to product mix and material cost improvements.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $2.9 million, or 25%, to $14.2 million during the three months ended September 30, 2010, compared to $11.3 million during the comparable period in fiscal 2010. The increase was primarily due to a $1.8 million increase in employee compensation expense, including stock-based compensation and bonus expense, driven by an eight person increase in headcount and company-wide pay increases. Additionally, there was a $0.4 million increase in consultant expense, a $0.3 million increase in business meeting and recruiting expense, and a $0.3 million increase in distributor commission costs. Sales, general and administrative expenses increased as a percentage of revenues to 27.2% during the three months ended September 30, 2010 from 23.9% during the same period in fiscal 2010, as increased investments in our corporate infrastructure were necessary to grow the Company organically and inorganically.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $0.7 million, or 7%, to $10.9 million during the three months ended September 30, 2010 compared to $10.2 million during the comparable period in fiscal 2010. The increase was primarily due to a $0.4 million increase in employee compensation expense, including stock-based compensation, driven by a four person increase in headcount and company-wide pay increases. Additionally, there was a $0.3 million increase in contractor expenses, a $0.2 million increase in efforts spent on technology developments, and a $0.2 million increase in IT support expense. These increases were partially offset by a $0.4 million increase in the time spent by our engineers on billable projects. Research and development continues to be a focus of our business with approximately 20.9% of our revenues dedicated to research and development activities during the three months ended September 30, 2010 and approximately 21.5% of our revenues dedicated to such activities during the same period in fiscal 2010. We continue to focus on improving the leverage of our research and development investments in order to realize a more near-term return.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased $0.1 million, or 26%, to $0.3 million for the three months ended September 30, 2010 as compared to $0.4 million during the comparable period in fiscal 2010. The decrease in amortization expense was primarily due to intangible assets becoming fully amortized during fiscal 2010.

RESTRUCTURING EXPENSE

Restructuring expense decreased to nil during the three months ended September 30, 2010 compared to $0.3 million during the comparable period in fiscal 2010. During the three months ended September 30, 2010, there were no restructuring events and all our restructuring plans were closed. Restructuring activities during the three months ended September 30, 2009 were primarily due to the elimination of four positions under the Q1 FY10 Plan as a result of our cost savings efforts within the ACS segment.

INTEREST INCOME

Interest income for the three months ended September 30, 2010 decreased by $0.1 million to nil compared to the same period in fiscal 2010. The decrease was attributable to sale of our marketable securities at the end of fiscal 2010. Our marketable securities held during fiscal 2010 yielded higher interest rates than the money market funds where our cash is primarily held during the three months ended September 30, 2010. We held no marketable securities during the three months ended September 30, 2010.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2010 decreased by $0.1 million to nil compared the same period in fiscal 2010. The decrease was the result of the repayment of our borrowings against our auction rate securities (“ARS”) at the end of fiscal 2010. We did not hold any debt during the three months ended September 30, 2010, other than minimal capital lease obligations.

OTHER INCOME (EXPENSE)

Other net income increased $0.2 million, or 85%, to $0.5 million during the three months ended September 30, 2010, as compared to the same period in fiscal 2010. Other income (expense) primarily consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. The $0.2 million increase is primarily associated with a $0.2 million foreign currency exchange gain during the three months ended September 30, 2010 as compared to a $0.1 million foreign currency exchange loss for the same period in fiscal 2010.

INCOME TAX PROVISION

We recorded a provision for income taxes of $2.1 million during the three months ended September 30, 2010 as compared to $0.9 million during the same period in fiscal 2010. Our effective tax rate for the three months ended September 30, 2010 differed from the U.S. statutory tax rate of 35% primarily due to the impact of a Section 199 Manufacturing Deduction and state taxes. Our effective tax rate for the three months ended September 30, 2009 differed from the federal statutory rate primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $2.3 million during the three months ended September 30, 2010 to $7.9 million as compared to $5.6 million for the same period in fiscal 2010. The increase in operating profit was primarily driven by increased revenues of $6.1 million, which drove an improvement in gross profit. This improvement was partially offset by increases in operating expenses necessary to grow the Company.

Results from operations of the MFS segment decreased $0.4 million during the three months ended September 30, 2010 to an operating loss of $0.5 million. The decrease in results from operations was primarily due to a decrease in revenue relating to the fiscal 2010 completion of active programs and funding delays in a UAV program.

See Note N to our consolidated financial statements included in this report for more information regarding our operating segments.

NON-GAAP FINANCIAL MEASURES

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, and stock-based compensation costs. We use adjusted EBITDA as a principal indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table reconciles our adjusted EBITDA to the most directly comparable GAAP financial measure:

	Three Months Ended September 30,
(In thousands)	2010	2009
Income from continuing operations	$3,682	$4,425
Interest expense (income), net	2	(22)
Income tax expense	2,077	906
Depreciation	1,428	1,254
Amortization of acquired intangible assets	319	434
Restructuring	—	273
Impairment of long-lived assets	—	—
Acquisition costs and other related expenses	—	—
Stock-based compensation cost	1,290	489

Adjusted EBITDA	$8,798	$7,759

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by operating activities less expenditures for purchases of property and equipment, which includes capitalized software development costs. Management believes free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation. The Company believes that trends in its free cash flow are valuable indicators of its operating performance and liquidity.

Free cash flow is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles free cash flow to its most directly comparable GAAP financial measure.

	Three Months Ended September 30,
(In thousands)	2010	2009
Cash provided by operating activities	$9,350	$2,607
Purchases of property and equipment	(1,595)	(817)

Free cash flow	$7,755	$1,790

OFF-BALANCE SHEET ARRANGEMENTS

We provided indemnification to the buyers of our former businesses. Our indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. Our indemnification obligations regarding the divested businesses are generally subject to caps on our obligations.

Other than the indemnification relating to the divestitures of our former businesses which have finite terms, our lease commitments incurred in the normal course of business and certain other indemnification provisions, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

	As of and for the period ended September 30,
(In thousands)	2010	2009
Net cash provided by operating activities	$9,350	$2,607
Net cash provided by (used in) investing activities	$15,872	$(257)
Net cash provided by (used in) financing activities	$770	$(112)
Net increase in cash and cash equivalents	$25,998	$2,300
Cash and cash equivalents at end of period	$82,239	$49,250

Cash and Cash Equivalents

Our cash and cash equivalents increased by $33.0 million from September 30, 2009 to September 30, 2010, primarily as the result of the $49.6 million of cash received on the redemption of our ARS by UBS, $22.5 million generated by operating activities, $3.6 million generated from stock related activities, and $0.5 million from the effect of exchange rate changes, offset by a $33.1 million payoff of our borrowings against our ARS balance, $8.1 million in capital expenditures, $0.8 million in acquired intangibles, $1.0 million in payments related to sales of discontinued operations, and $0.2 million in payments related to deferred financing activities.

During the three months ended September 30, 2010, we generated $9.4 million in cash from operations compared to $2.6 million generated from operating activities during the same period in fiscal 2010. The $6.8 million increase in cash generated from operations was largely driven by a $11.0 million increase in cash generated from accounts receivable, a $0.8 million increase in stock-based compensation, and $1.7 million of increases in other non-cash items, offset by lower comparative net income of $0.7 million, a $3.3 million increase in cash used for inventory, a $2.3 million increase in cash used for accounts payable and accrued expenses and a $0.4 million increased in cash used for other assets and liabilities. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the three months ended September 30, 2010, we generated $15.9 million in cash from investing activities compared to $0.3 million used in investing activities during the same period in fiscal 2010. The $16.2 million increase in cash generated from investing activities was primarily driven by $17.6 million of cash received on the redemption of our ARS by UBS, partially offset by a $0.8 million increase in cash used for purchases of capital assets and a $0.5 million increase in cash used for purchases of intangible assets.

During the three months ended September 30, 2010, we generated $0.8 million in cash from financing activities compared to $0.1 million used in financing activities during the same period in fiscal 2010. The $0.9 million increase in cash generated from financing activities was primarily due to a $0.7 million increase in proceeds from stock related activities and a $0.3 million reduction in payments under our ARS line of credit. We satisfied our obligation for the UBS line of credit from both cash on hand and the proceeds from the redemption of certain of our ARS held by UBS. We originally drew down $33.4 million on the UBS line of credit in fiscal 2009.

During the three months ended September 30, 2010, our primary source of liquidity came from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with one of our contract manufacturers. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit with Silicon Valley Bank and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

In fiscal 2010, we exercised the put option to sell our ARS balance to UBS at par. The transaction settled on July 1, 2010 when we received $18.0 million in cash.

Borrowings Under UBS Line of Credit

In fiscal 2010, we repaid all of our borrowings under our line of credit with UBS. Upon the settlement of the put option for our ARS on July 1, 2010, the UBS line of credit terminated.

Senior Secured Credit Facility

On February 12, 2010, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provides for a $15.0 million revolving line of credit (the “Revolver”) and a $20.0 million acquisition line (the “Term Loan”). The Revolver is available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan is available for up to three separate borrowings, with total borrowings not to exceed $20.0 million, until February 11, 2012. The Term Loan has interest and principal payments starting on the September 1, 2010 payment date through the February 11, 2014 maturity of the Term Loan.

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

Borrowings under the Loan Agreement are secured by a first-priority security interest in all of our domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. Our MFS subsidiary is a guarantor and has granted a security interest in its assets in favor of the Lender. The Lender may require Mercury Computer Systems Limited, our United Kingdom subsidiary, or Nihon Mercury Computer Systems, K.K., our Japanese subsidiary, to provide guarantees in the future if the cash or assets of such subsidiary exceed specified levels.

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

We had no borrowings against our Term Loan and Revolver in the three months ended September 30, 2010 and were in compliance with all covenants in the Loan Agreement as of September 30, 2010.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2010:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$23,414	$23,414	$—	$—	$—
Operating leases	16,486	3,084	5,511	4,575	3,316
Supply agreement	1,711	1,711	—	—	—
Capital lease obligations	289	133	156	—	—

	$41,900	$28,342	$5,667	$4,575	$3,316

We have a liability at September 30, 2010 of $2.0 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Under the terms of this supply agreement, we were required to and paid an advance of approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of September 30, 2010, the remaining minimum commitment related to this agreement was $1.7 million, which is the 35% “penalty” on the remaining inventory balance.

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

RELATED PARTY TRANSACTIONS

In July 2008, we and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million and was paid out over the service period. Additionally, in July 2008, we entered into a five year non-compete agreement with Mr. Bertelli. This agreement, which is carried as an intangible asset on our balance sheet, was valued at $0.5 million and is being amortized over the life of the agreement. As of September 30, 2010, we had made payments of $0.4 million under this non-compete agreement.

During the three months ended September 30, 2010, we did not engage in any related party transactions.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective March 31, 2010, the FASB amended ASC Topic 350, Intangibles—Goodwill and Other, formerly FASB Statement No. 142, Goodwill and Other Intangible Assets, paragraph 20-50 Goodwill Disclosures, to require an entity to disclose accumulated goodwill impairment losses in the rollforward of goodwill for years beginning after December 15, 2008. The FASB staff clarified that the intent of the amendment was to include accumulated goodwill impairment losses in the rollforward from the adoption date of FASB ASC 350. There are no accumulated goodwill impairment losses at September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2010 to September 30, 2010.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes from the factors disclosed in our 2010 Annual Report on Form 10-K filed on August 19, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 4, 2010.

MERCURY COMPUTER SYSTEMS, INC.

By:	/S/ ROBERT E. HULT
Robert E. Hult
Senior Vice President, Chief Financial Officer, and Treasurer