Form 10-Q
period 2010-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2011-02-03
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Shares of Common Stock outstanding as of January 31, 2011: 24,564,949 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$88,437	$56,241
Marketable securities and related receivables	—	18,025
Accounts receivable, net of allowance for doubtful accounts of $163 at December 31, 2010 and June 30, 2010	28,919	36,726
Unbilled receivables	3,883	6,938
Inventory	20,634	17,622
Deferred tax assets	4,957	5,393
Prepaid income taxes	746	2,546
Prepaid expenses and other current assets	2,334	2,363

Total current assets	149,910	145,854
Restricted cash	3,000	3,000
Property and equipment, net	11,061	10,298
Goodwill	57,653	57,653
Acquired intangible assets, net	3,250	1,141
Deferred tax assets	5,049	5,419
Other non-current assets	1,711	973

Total assets	$231,634	$224,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,723	$10,533
Accrued expenses	5,492	5,197
Accrued compensation	10,709	10,723
Income taxes payable	697	220
Deferred revenues	6,232	7,932

Total current liabilities	28,853	34,605
Deferred gain on sale-leaseback	6,135	6,713
Income taxes payable	1,798	1,836
Other non-current liabilities	1,945	2,072

Total liabilities	38,731	45,226
Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,228,727 and 22,883,314 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	232	229
Additional paid-in capital	115,005	110,270
Retained earnings	76,484	67,671
Accumulated other comprehensive income	1,182	942

Total shareholders’ equity	192,903	179,112

Total liabilities and shareholders’ equity	$231,634	$224,338

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net revenues	$55,513	$45,158	$107,621	$92,589
Cost of revenues	23,873	19,293	45,321	39,422

Gross margin	31,640	25,865	62,300	53,167
Operating expenses:
Selling, general and administrative	14,019	13,485	28,216	24,829
Research and development	10,479	9,901	21,378	20,097
Impairment of long-lived assets	—	150	—	150
Amortization of acquired intangible assets	317	434	636	868
Restructuring	—	(19)	—	254
Acquisition costs and other related expenses	307	—	307	—

Total operating expenses	25,122	23,951	50,537	46,198

Income from operations	6,518	1,914	11,763	6,969
Interest income	6	163	13	242
Interest expense	(49)	(113)	(58)	(170)
Other income, net	404	281	920	535

Income from continuing operations before income taxes	6,879	2,245	12,638	7,576
Income tax expense	1,696	330	3,773	1,236

Income from continuing operations	5,183	1,915	8,865	6,340
(Loss) income from discontinued operations, net of income taxes	—	(15)	(52)	15
Gain on sale of discontinued operations, net of income taxes	—	171	—	74

Net income	$5,183	$2,071	$8,813	$6,429

Basic net earnings (loss) per share:
Income from continuing operations	$0.22	$0.08	$0.39	$0.28
(Loss) income from discontinued operations	—	—	(0.01)	—
Gain on sale of discontinued operations	—	0.01	—	0.01

Net income	$0.22	$0.09	$0.38	$0.29

Diluted net earnings (loss) per share:
Income from continuing operations	$0.22	$0.08	$0.37	$0.28
(Loss) income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	0.01	—	—

Net income	$0.22	$0.09	$0.37	$0.28

Weighted-average shares outstanding:
Basic	23,099	22,500	23,021	22,450

Diluted	23,998	22,870	23,704	22,806

Comprehensive income:
Net income	$5,183	$2,071	$8,813	$6,429
Foreign currency translation adjustments	73	(42)	239	13
Net unrealized loss on securities	—	—	—	(83)

Total comprehensive income	$5,256	$2,029	$9,052	$6,359

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,813	$6,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,616	3,346
Stock-based compensation	2,923	2,025
Provision (benefit) for deferred income taxes	806	(1,810)
Excess tax benefit from stock-based compensation, net of APIC pool	(787)	(614)
Gain on sale of discontinued operations	—	(74)
Impairment of long-lived assets	—	150
Other non-cash items	(428)	(691)
Changes in operating assets and liabilities:
Accounts receivable, net	11,112	(2,647)
Inventory	(2,988)	(77)
Prepaid expenses and other current assets	(439)	818
Prepaid income taxes	1,800	—
Other assets	(722)	(30)
Accounts payable and accrued expenses	(4,909)	186
Deferred revenues	(1,613)	(526)
Income taxes payable	426	643
Other non-current liabilities	(157)	646

Net cash provided by operating activities	17,453	7,774

Cash flows from investing activities:
Sales and maturities of marketable securities	18,025	850
Purchases of property and equipment	(3,598)	(2,800)
Payments on sale of discontinued operations	—	(707)
Payments for acquired intangible assets	(2,175)	(125)

Net cash provided by (used in) investing activities	12,252	(2,782)

Cash flows from financing activities:
Proceeds from employee stock plans	1,585	823
Payments under line of credit	—	(648)
Payments of deferred financing activities	—	(125)
Excess tax benefit from stock-based compensation	1,017	614
Repurchases of common stock	—	(367)
Payments of capital lease obligations	(136)	(45)

Net cash provided by financing activities	2,466	252

Effect of exchange rate changes on cash and cash equivalents	25	3

Net increase in cash and cash equivalents	32,196	5,247
Cash and cash equivalents at beginning of period	56,241	46,950

Cash and cash equivalents at end of period	$88,437	$52,197

Cash paid during the period for:
Interest	$12	$—
Income taxes, net	$389	$2,171

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$7,126	$5,369
Acquisition of intangible assets	$495	$—
Capital lease	$251	$—

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets high-performance embedded, real-time digital signal and image processing systems and software for specialized defense and commercial computing markets. The Company’s solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s systems process real-time radar, video, sonar and signals intelligence data. The Company’s systems are also used in semiconductor imaging applications, including photomask generation and wafer inspection. The Company also provides radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the defense prime contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc., (“MFS”) to focus on reaching the federal intelligence and homeland security agencies.

The Company’s products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare, or EW, systems and services, which target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems, and tactical communications and network systems. The Company’s products are deployed in over 300 different programs across 26 different prime defense contractors.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2010 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 19, 2010. The results for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective March 31, 2010, the Financial Accounting Standards Board (“FASB”) amended Accounting Standard Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), formerly FASB Statement No. 142, Goodwill and Other Intangible Assets, paragraph 20-50, Goodwill Disclosures, to require an entity to disclose accumulated goodwill impairment losses in the rollforward of goodwill for years beginning after December 15, 2008. The FASB staff clarified that the intent of the amendment was to include accumulated goodwill impairment losses in the rollforward from the adoption date of FASB ASC 350. There are no accumulated goodwill impairment losses at December 31, 2010.

C. Multiple-Deliverable Arrangements

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in the three and six months ended December 31, 2010 was approximately 48% and 51% of total revenues, respectively. Revenue recognized under multiple-deliverable arrangements in the three and six months ended December 31, 2009 was approximately 52% and 56% of total revenues, respectively. The majority of the Company’s multiple-deliverable revenue arrangements typically ship complete within the same quarter.

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of the FASB Accounting Standards Update (“ASU”) 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

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

D. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Income from continuing operations	$5,183	$1,915	$8,865	$6,340
(Loss) income from discontinued operations, net of income taxes	—	(15)	(52)	15
Gain on sale of discontinued operations, net of income taxes	—	171	—	74

Net income	$5,183	$2,071	$8,813	$6,429

Shares used in computation of net earnings (loss) per share—basic	23,099	22,500	23,021	22,450
Effect of dilutive equity instruments	899	370	683	356

Shares used in computation of net earnings (loss) per share—diluted	23,998	22,870	23,704	22,806

Net earnings (loss) per share—basic
Income from continuing operations	$0.22	$0.08	$0.39	$0.28
(Loss) income from discontinued operations	—	—	(0.01)	—
Gain on sale of discontinued operations	—	0.01	—	0.01

Net income	$0.22	$0.09	$0.38	$0.29

Net earnings (loss) per share—diluted
Income from continuing operations	$0.22	$0.08	$0.37	$0.28
(Loss) income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	0.01	—	—

Net income	$0.22	$0.09	$0.37	$0.28

Weighted average equity instruments to purchase 767 and 945 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2010, respectively, because the equity instruments were anti-dilutive. Weighted average equity instruments to purchase 1,701 and 2,049 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2009, respectively, because the equity instruments were anti-dilutive.

E. Marketable Securities and Related Receivables

The Company has no marketable securities and related receivables at December 31, 2010. The Company’s cash and cash equivalents are invested in money market funds at highly rated financial institutions and all the Company’s holdings are considered level 1 financial instruments valued at fair value determined through market, observable, and corroborated sources.

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

	December 31, 2010	June 30, 2010
Raw materials	$7,336	$6,287
Work in process	7,427	6,326
Finished goods	5,871	5,009

Total	$20,634	$17,622

There are no amounts in inventory relating to contracts having production cycles longer than one year.

G. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	June 30, 2010
Computer equipment and software	$49,718	$50,680
Furniture and fixtures	6,867	6,795
Building and leasehold improvements	1,445	1,354
Machinery and equipment	3,228	2,732

	61,258	61,561
Less: accumulated depreciation	(50,197)	(51,263)

	$11,061	$10,298

Depreciation expense related to property and equipment for the three and six months ended December 31, 2010 was $1,552 and $2,980, respectively. Depreciation expense related to property and equipment for the three and six months ended December 31, 2009 was $1,224 and $2,478, respectively.

H. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill at December 31, 2010 and June 30, 2010 was $57,653. In the six months ended December 31, 2010, there were no triggering events, as defined by FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

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

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
DECEMBER 31, 2010
Customer relationships	$7,200	$(7,200)	$—	5.2 years
Licensing agreements, trademarks and patents	4,046	(1,067)	2,979	5.5 years
Non-compete agreements	500	(229)	271	5.0 years

	$11,746	$(8,496)	$3,250

JUNE 30, 2010
Customer relationships	$7,200	$(6,891)	$309	5.2 years
Licensing agreements, trademarks and patents	1,300	(786)	514	8.0 years
Non-compete agreements	500	(182)	318	5.0 years

	$9,000	$(7,859)	$1,141

In the six months ended December 31, 2010, the Company purchased two IP licenses for $2,746. These licenses were recorded as intangible assets and are being amortized over one and five years.

Estimated future amortization expense for acquired intangible assets remaining at December 31, 2010 is $603 for fiscal 2011, $830 for fiscal 2012, $706 for fiscal 2013, $512 for fiscal 2014, and $599 for fiscal 2015 and thereafter.

I. Debt

Debt consisted of the following:

	December 31, 2010	June 30, 2010
Capital lease obligations	$306	$142
Less: current portion	(185)	(53)

Total non-current capital lease obligations	$121	$89

The current portion of capital lease obligations is included in accrued expenses and the non-current portion is included in other non-current liabilities on the consolidated balance sheets at December 31, 2010 and June 30, 2010.

Borrowings Under UBS Line of Credit

As of June 30, 2010, there were no borrowings against the UBS line of credit. The UBS line of credit terminated on July 1, 2010 upon the settlement of the put option for our ARS.

Senior Secured Credit Facility

On February 12, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provides for a $15,000 revolving line of credit (the “Revolver”) and a $20,000 acquisition line (the “Term Loan”). The Revolver is available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan is available for up to three separate borrowings, with total borrowings not to exceed $20,000, until February 11, 2012. The Term Loan has monthly interest and principal payments through the February 11, 2014 maturity of the Term Loan. The Term Loan was not used for the January 12, 2011 acquisition of LNX Corporation (see Note P).

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

The Company has had no borrowings against its Term Loan and Revolver since inception and was in compliance with all covenants in the Loan Agreement as of December 31, 2010.

J. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 5,092 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). On October 21, 2010, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2005 plan to 5,092, an increase of 1,000. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,631 shares available for future grant under the 2005 Plan at December 31, 2010.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,100 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 54 and 50 shares issued under the ESPP during the six months ended December 31, 2010 and 2009, respectively. Shares available for future purchase under the ESPP totaled 199 at December 31, 2010.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2009	2,980	$13.87	5.69
Granted	56	10.41
Exercised	(130)	7.72
Cancelled	(294)	17.38

Outstanding at June 30, 2010	2,612	$13.70	4.69
Granted	77	13.70
Exercised	(130)	8.43
Cancelled	(70)	17.86

Outstanding at December 31, 2010	2,489	$13.86	4.39

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2009:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	666	$8.97
Granted	609	10.21
Vested	(325)	10.39
Forfeited	(122)	8.22

Outstanding at June 30, 2010	828	$9.44
Granted	624	11.41
Vested	(165)	11.05
Forfeited	(28)	9.68

Outstanding at December 31, 2010	1,259	$10.20

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2010 and 2009 in accordance with FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”), and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Cost of revenues	$64	$73	$107	$110
Selling, general and administrative	1,414	1,318	2,554	1,718
Research and development	155	145	262	197

Share-based compensation expense	$1,633	$1,536	$2,923	$2,025

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three and six month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Weighted-average fair value of options granted	$7.33	$7.17	$7.25	$7.17
Option life(1)	5 years	5 years	5 years	5 years
Risk-free interest rate(2)	1.2%	2.4%	1.3%	2.4%
Stock volatility(3)	61%	87%	63%	87%
Dividend rate	0%	0%	0%	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three and six month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Weighted-average fair value of stock purchase rights granted	$3.59	$3.98	$3.59	$3.98
Option life	6 months	6 months	6 months	6 months
Risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Stock volatility	57%	96%	57%	96%
Dividend rate	0%	0%	0%	0%

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

K. Income Tax Expense

The Company recorded tax expense of $1,696 and $330 for the three months ended December 31, 2010 and 2009, respectively, on income from continuing operations before taxes of $6,879 and $2,245 for the three months ended December 31, 2010 and 2009, respectively. The Company recorded tax expense of $3,773 and $1,236 for the six months ended December 31, 2010 and 2009, respectively, on income from continuing operations before taxes of $12,638 and $7,576 for the six months ended December 31, 2010 and 2009, respectively. Income tax expense for the three and six months ended December 31, 2010 differed from the federal statutory rate primarily due to the impact of research and development tax credits and the impact of a Section 199 Manufacturing Deduction. Income tax expense for the three and six months ended December 31, 2009 differed from the federal statutory rate primarily due to research and development tax credits and a decrease in the valuation allowance on deferred tax assets.

No material changes in the Company’s unrecognized tax positions occurred during the three and six months ended December 31, 2010. The Company does not expect there to be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

L. Restructuring Expense

In July 2009, the Company announced a restructuring plan within the ACS business unit (the “Q1 FY10 Plan”). This plan was enacted following the completion of the Company’s divestitures as part of the Company’s reorganization of part of its business operations. There were no expenses recorded during three and six months ended December 31, 2010 against the plan. The Company had a reversal of $19 for unused outplacement costs in the three months ended December 31, 2009 and recorded expense of $254 in the six months ended December 31, 2009 against this plan. At December 31, 2010, the Company has no restructuring liability in the consolidated balance sheet.

M. Operating Segment, Geographic Information and Significant Customers

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company is organized in two business segments. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance computing solutions with key market segments, including defense, semiconductor, and commercial computing. This segment also provides software and customized design services to meet the specified requirements of military and commercial applications.

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

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2010
Net revenues to unaffiliated customers	$51,893	$3,565	$—	$55	$55,513
Intersegment revenues	1,363	—	—	(1,363)	—

Net revenues	$53,256	$3,565	$—	$(1,308)	$55,513

Income (loss) from operations	$7,595	$66	$(1,633)	$490	$6,518
Depreciation and amortization expense	$1,860	$9	$—	$—	$1,869
THREE MONTHS ENDED DECEMBER 31, 2009
Net revenues to unaffiliated customers	$42,081	$3,077	$—	$—	$45,158
Intersegment revenues	1,699	266	—	(1,965)	—

Net revenues	$43,780	$3,343	$—	$(1,965)	$45,158

Income (loss) from operations	$3,088	$362	$(1,536)	$—	$1,914
Depreciation and amortization expense	$1,651	$7	$—	$—	$1,658
SIX MONTHS ENDED DECEMBER 31, 2010
Net revenues to unaffiliated customers	$102,369	$5,419	$—	$(167)	$107,621
Intersegment revenues	2,771	—	—	(2,771)	—

Net revenues	$105,140	$5,419	$—	$(2,938)	$107,621

Income (loss) from operations	$15,460	$(431)	$(2,923)	$(343)	$11,763
Depreciation and amortization expense	$3,598	$18	$—	$—	$3,616
SIX MONTHS ENDED DECEMBER 31, 2009
Net revenues to unaffiliated customers	$86,440	$6,149	$—	$—	$92,589
Intersegment revenues	2,593	336	—	(2,929)	—

Net revenues	$89,033	$6,485	$—	$(2,929)	$92,589

Income (loss) from operations	$8,694	$300	$(2,025)	$—	$6,969
Depreciation and amortization expense	$3,332	$14	$—	$—	$3,346

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2010
Net revenues to unaffiliated customers	$50,642	$1,308	$3,563	$—	$55,513
Inter-geographic revenues	2,420	518	27	(2,965)	—

Net revenues	$53,062	$1,826	$3,590	$(2,965)	$55,513

THREE MONTHS ENDED DECEMBER 31, 2009
Net revenues to unaffiliated customers	$38,450	$2,598	$4,110	$—	$45,158
Inter-geographic revenues	4,192	50	74	(4,316)	—

Net revenues	$42,642	$2,648	$4,184	$(4,316)	$45,158

SIX MONTHS ENDED DECEMBER 31, 2010
Net revenues to unaffiliated customers	$101,305	$2,362	$3,954	$—	$107,621
Inter-geographic revenues	3,876	1,162	120	(5,158)	—

Net revenues	$105,181	$3,524	$4,074	$(5,158)	$107,621

SIX MONTHS ENDED DECEMBER 31, 2009
Net revenues to unaffiliated customers	$82,988	$4,351	$5,250	$—	$92,589
Inter-geographic revenues	6,055	120	135	(6,310)	—

Net revenues	$89,043	$4,471	$5,385	$(6,310)	$92,589

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2010	$14,947	$21	$655	$—	$15,623
June 30, 2010	$13,384	$21	$716	$—	$14,121

Identifiable long-lived assets exclude goodwill, intangible assets, deferred tax accounts, and investments in other entities.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Raytheon Company	23%	30%	20%	24%
Lockheed Martin Corporation	15%	*	14%	10%
Northrop Grumman Corporation	14%	*	18%	13%

	52%	30%	52%	47%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the three and six months ended December 31, 2010, only one program individually comprised 10% or more of the Company’s revenues, which was the Aegis program at 12% for both periods. For the three and six months ended December 31, 2009, no single program comprised 10% or more of the Company’s revenues.

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

PURCHASE COMMITMENTS

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2010, the remaining minimum commitment related to this agreement was $1,665, which is the 35% penalty on the remaining inventory balance. While the Company expects to continue to purchase this inventory through the expiration of the agreement, it does not expect to purchase the full $6,500 noted above. As of December 31, 2010, the Company has recorded an accrued liability of approximately $500 for the 35% penalty it anticipates on paying for unpurchased inventory.

The Company’s purchase obligations typically represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. At December 31, 2010, the purchase commitments covered by these agreements were for less than one year and aggregated approximately $12,562.

O. Related Party Transactions

In July 2008, the Company and the former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190. Additionally, in July 2008, the Company entered into a five year non-compete agreement with its former CEO. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $500 and is being amortized over the life of the agreement. As of December 31, 2010, the Company had made payments of $500 under this non-compete agreement.

P. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

On January 12, 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with LNX Corporation (“LNX”), the holders of the equity interests of LNX, and Lamberto Raffaelli, as the sellers’ representative. Pursuant to the Stock Purchase Agreement, the Company completed its purchase of all of the outstanding equity interests in LNX, and LNX became a wholly-owned subsidiary of the Company. Based in Salem, NH, LNX designs and builds next generation radio frequency receivers for signal intelligence, communication intelligence as well as electronic attack applications.

The Company acquired LNX for a purchase price of $31,000 paid in cash, plus an earnout of up to $5,000 payable in cash, based upon achievement of financial targets during calendar years 2011 and 2012. The purchase price is subject to post-closing adjustment based on a determination of LNX’s closing net working capital. In accordance with the Stock Purchase Agreement, $6,200 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers’ indemnification obligations. The Company funded the purchase price with cash on hand. The Company acquired LNX free of bank debt. Immediately prior to the consummation of the acquisition, LNX divested its non-defense global procurement business.

The Company also signed a two year consulting agreement with Lamberto Raffaelli, LNX’s founder.

Following the acquisition, the Company’s LNX subsidiary became a guarantor under the Company’s Loan Agreement and granted a security interest in its assets in favor of the Lender.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of the Company’s products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Unless the context otherwise requires, all references to “Mercury,” “we,” “our,” “us” or “our company” in this report refer to Mercury Computer Systems, Inc., a Massachusetts corporation, and its consolidated subsidiaries.

OVERVIEW

We design, manufacture and market high-performance embedded, real-time digital signal and image processing systems and software for specialized defense and commercial computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, video, sonar and signals intelligence data. Our systems are also used in semiconductor imaging applications, including photomask generation and wafer inspection. We also provide radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense prime contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”), to focus on reaching the federal intelligence and homeland security agencies.

Our products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare, or EW, systems and services, which target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems, and tactical communications and network systems. Our products are deployed in over 300 different programs across 26 different prime defense contractors.

As of December 31, 2010, we had 549 employees and, for the three and six months ended December 31, 2010, we had revenues of $55.5 million and $107.6 million and income from continuing operations of $5.2 million and $8.9 million, respectively.

Our operations are organized in the following two business units:

•     Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance signal processing solutions that encompass signal acquisition, digitalization, computing, storage and communications, targeted to key market segments including defense, semiconductor, communications and other commercial computing. ACS’s open system architecture solutions span the full range of embedded technologies from board level products to fully integrated subsystems. Our products utilize leading-edge processor technologies architected to address highly data-intensive applications that include signal, sensor and image processing within environmentally constrained military and commercial applications. These products are highly optimized for size, weight and power, as well as for the performance and ruggedization requirements of our customers. Customized design and systems integration services extend our capabilities to tailor solutions to meet the specialized requirements of our customers. In fiscal 2010, ACS accounted for 95% of our total net revenues.

•    Mercury Federal Systems (“MFS”). This business unit is focused on services and support work with the Department of Defense, or the DoD, and federal intelligence and homeland security agencies, including designing and engineering new intelligence, surveillance and reconnaissance, or ISR, capabilities to address present and emerging threats to U.S. forces. MFS is part of our long-term strategy to expand our software and services presence and pursue growth in platform-ready ISR subsystems, particularly those with classified intellectual property. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR systems on an accelerated time cycle. The business unit enables us to combine classified intellectual property with the commercially developed application-ready subsystems being developed by ACS, providing customers with platform-ready, affordable ISR subsystems. In fiscal 2010, MFS accounted for 5% of our total net revenues.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

RESULTS OF OPERATIONS:

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

The following tables set forth, for the three month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2010	As a % of Total Net Revenue	December 31, 2009	As a % of Total Net Revenue
Net revenues	$55,513	100.0%	$45,158	100.0%
Cost of revenues	23,873	43.0	19,293	42.7

Gross margin	31,640	57.0	25,865	57.3
Operating expenses:
Selling, general and administrative	14,019	25.2	13,485	29.9
Research and development	10,479	18.9	9,901	21.9
Impairment of long-lived assets	—	—	150	0.3
Amortization of acquired intangible assets	317	0.6	434	1.0
Restructuring	—	—	(19)	—
Acquisition costs and other related expenses	307	0.6	—	—

Total operating expenses	25,122	45.3	23,951	53.1

Income from operations	6,518	11.7	1,914	4.2
Other income, net	361	0.7	331	0.7

Income from continuing operations before income taxes	6,879	12.4	2,245	4.9
Income tax expense	1,696	3.1	330	0.7

Income from continuing operations	5,183	9.3	1,915	4.2
(Loss) income from discontinued operations, net of income taxes	—	—	(15)	—
Gain on sale of discontinued operations, net of income taxes	—	—	171	0.4

Net income	$5,183	9.3%	$2,071	4.6%

REVENUES

(In thousands)	December 31, 2010	December 31, 2009	$ Change	% Change
ACS	$51,893	$42,081	$9,812	23%
MFS	3,565	3,077	488	16%
Other	55	—	55	N/A

Total revenues	$55,513	$45,158	$10,355	23%

Total revenues increased $10.4 million, or 23%, to $55.5 million during the three months ended December 31, 2010 as compared to the comparable period in fiscal 2010. International revenues represented approximately 9% and 15% of total revenues during the three months ended December 31, 2010 and 2009, respectively. The decrease in international revenues during the three months ended December 31, 2010 was primarily driven by sales to a commercial customer in the European region during the 2009 period whose sales are serviced by the U.S. region during the 2010 period, despite our overall commercial revenues increasing period over period.

Net ACS revenues increased $9.8 million, or 23%, to $51.9 million during the three months ended December 31, 2010 as compared to the same period in fiscal 2010. This increase was primarily driven by an increase in sales to defense customers of $8.6 million, mostly driven by an increase in the radar market, partially offset by a slight decrease in electro-optical applications. The increase was also due to a $1.2 million increase in sales to commercial customers, primarily relating an increase in the semiconductor market, slightly offset by a decrease in sales in the commercial computing market.

Net MFS revenues increased $0.5 million, or 16%, to $3.6 million during the three months ended December 31, 2010 as compared to the same period in fiscal 2010. This change was primarily driven by a $0.7 million increase in revenue relating to a large intelligence, surveillance and reconnaissance (“ISR”) development program.

GROSS MARGIN

Gross margin was 57.0% for the three months ended December 31, 2010, a decrease of 30 basis points from the 57.3% gross margin achieved during the same period in fiscal 2010. The decrease in gross margin was primarily due to a $0.5 million increase in provisions for obsolete inventory as compared to the same period in fiscal 2010, partially offset by declines in warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $0.5 million, or 4%, to $14.0 million during the three months ended December 31, 2010 compared to $13.5 million during the same period in fiscal 2010. The increase was primarily due to a $0.7 million increase in employee compensation expense, including stock-based compensation expense, driven by a 13 person increase in headcount and company-wide pay increases. Additionally, there was a $0.2 million increase in business meeting and travel expense and a $0.2 million increase in depreciation expense. These increases were partially offset by a $0.3 million decrease in IT support expense and a $0.2 million decrease in recruiting expense. Selling, general and administrative expenses decreased as a percentage of revenues to 25.2% during the three months ended December 31, 2010 from 29.9% during the same period in fiscal 2010.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $0.6 million, or 6%, to $10.5 million during the three months ended December 31, 2010 compared to $9.9 million during the same period in fiscal 2010. The increase was primarily the result of a $0.3 million increase in employee compensation expense driven by an 11 person increase in headcount and company-wide pay increases, an increase of $0.2 million in IT support expense, and a $0.1 million increase in investments on simulation equipment. Research and development continues to be a focus of our business with approximately 18.9% of our revenues dedicated to research and development activities during the three months ended December 31, 2010 and approximately 21.9% of our revenues dedicated to such activities during the same period in fiscal 2010.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets was $0.2 million in the three months ended December 31, 2009. We were required to perform an impairment test due to a reduced expectation of the fair value for the shares we received as compensation in the sale of our Biotech business. As a result, we recorded an impairment charge of $0.2 million.

There were no impairment charges recorded in the three months ended December 31, 2010.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased slightly to $0.3 million during the three months ended December 31, 2010 compared to $0.4 million during the same period in fiscal 2010, due to certain assets becoming fully amortized during the first quarter of fiscal 2011.

RESTRUCTURING EXPENSE

There were no restructuring expenses incurred during the three months ended December 31, 2010 and the comparable period in fiscal 2010.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.3 million of acquisition costs and other related expenses during the three months ended December 31, 2010. The acquisition costs and other related expenses consist of transaction costs incurred in connection with the acquisition of LNX Corporation, which was concluded on January 12, 2011.

INTEREST INCOME

Interest income for the three months ended December 31, 2010 decreased by $0.2 million to nil compared to the same period in fiscal 2010. The decrease was attributable to sale of our marketable securities at the end of fiscal 2010. Our marketable securities held during fiscal 2010 yielded higher interest rates than the money market funds in which our cash was primarily invested during the three months ended December 2010. We held no marketable securities during the three months ended December 31, 2010.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2010 decreased by $0.1 million to nil compared to the same period in fiscal 2010. The decrease was the result of the repayment of our borrowings against our auction rate securities (“ARS”) at the end of fiscal 2010. We did not have any debt during the three months ended December 31, 2010, other than capital lease obligations.

OTHER INCOME (EXPENSE)

Other net income increased $0.1 million, or 44%, to $0.4 million during the three months ended December 31, 2010, as compared to the same period in fiscal 2010. Other income (expense) primarily consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. The $0.1 million increase is primarily associated with a $0.1 million foreign currency exchange gain during the three months ended December 31, 2010 as compared to no foreign currency exchange gain or loss for the same period in fiscal 2010. The foreign currency exchange gain was largely driven by strengthening of the British pound and the Japanese yen against the U.S. dollar.

INCOME TAX PROVISION

We recorded a provision for income taxes of $1.7 million during the three months ended December 31, 2010 as compared to $0.3 million during the same period in fiscal 2010. Our effective tax rate for the three months ended December 31, 2010 differed from the federal statutory tax rate of 35% primarily due to the impact of research and development tax credits. Our effective tax rate for the three months ended December 31, 2009 differed from the federal statutory rate primarily due to research and development tax credits and a partial release of the valuation allowance on deferred tax assets.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $4.5 million during the three months ended December 31, 2010 to $7.6 million as compared to $3.1 million for the same period in fiscal 2010. The increase in operating profit was primarily driven by increased revenues of $9.8 million, which drove an improvement in gross margin. This improvement was partially offset by increases in operating expenses necessary to grow the business.

Results from operations of the MFS segment decreased $0.3 million during the three months ended December 31, 2010 to an operating profit of $0.1 million as compared to an operating profit of $0.4 million for the same period in fiscal 2010. This decrease in results from operations was primarily due to an unfavorable change in program mix and an increase of $0.2 million in operating expenses relating to an increase in MFS headcount. This decrease in results from operations was slightly offset by higher revenue.

See Note M to our consolidated financial statements included in this report for more information regarding our operating segments and geographic information.

Six months ended December 31, 2010 compared to the six months ended December 31, 2009

The following tables set forth, for the six month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2010	As a % of Total Net Revenue	December 31, 2009	As a % of Total Net Revenue
Net revenues	$107,621	100.0%	$92,589	100.0%
Cost of revenues	45,321	42.1	39,422	42.6

Gross margin	62,300	57.9	53,167	57.4
Operating expenses:
Selling, general and administrative	28,216	26.2	24,829	26.8
Research and development	21,378	19.9	20,097	21.7
Impairment of long-lived assets	—	—	150	0.2
Amortization of acquired intangible assets	636	0.6	868	0.9
Restructuring	—	—	254	0.3
Acquisition costs and other related expenses	307	0.3	—	—

Total operating expenses	50,537	47.0	46,198	49.9

Income from operations	11,763	10.9	6,969	7.5
Other income, net	875	0.8	607	0.6

Income from continuing operations before income taxes	12,638	11.7	7,576	8.1
Income tax expense	3,773	3.5	1,236	1.3

Income from continuing operations	8,865	8.2	6,340	6.8
(Loss) income from discontinued operations, net of income taxes	(52)	—	15	—
Gain on sale of discontinued operations, net of income taxes	—	—	74	0.1

Net income	$8,813	8.2%	$6,429	6.9%

REVENUES

(In thousands)	December 31, 2010	December 31, 2009	$ Change	% Change
ACS	$102,369	$86,440	$15,929	18%
MFS	5,419	6,149	(730)	(12)%
Other	(167)	—	(167)	N/A

Total revenues	$107,621	$92,589	$15,032	16%

Total revenues increased $15.0 million, or 16%, to $107.6 million during the six months ended December 31, 2010 as compared to the same period in fiscal 2010. International revenues represented approximately 6% and 10% of total revenues during the six months ended December 31, 2010 and 2009, respectively. The decrease in international revenues during the six months ended December 31, 2010 were primarily driven by both the sales to a commercial customer in the European region during the 2009 period whose sales are serviced by the U.S. region during the 2010 period, and reduced sales to a commercial customer in the Asia Pacific region.

Net ACS revenues increased $15.9 million, or 18%, to $102.4 million, during the six months ended December 31, 2010 as compared to the same period in fiscal 2010. This increase was primarily driven by an increase in sales to defense customers of $7.0 million, mostly driven by an increase in the sales in radar market, partially offset by a decrease in the sales in electro-optical and electronic warfare applications. The increase was also due to an $8.9 million increase in sales to commercial customers, primarily relating to an increase in sales in the semiconductor market, slightly offset by a decrease in the commercial computing market.

Net MFS revenues decreased $0.7 million, or 12%, to $5.4 million, during the six months ended December 31, 2010 as compared to the same period in fiscal 2010. This change was primarily driven by the completion of fiscal 2010 development programs.

GROSS MARGIN

Gross margin was 57.9% for the six months ended December 31, 2010, an increase of 50 basis points from the 57.4% gross margin achieved during the same period in fiscal 2010. The increase in gross margin was primarily due to an increase in revenues and an increase in direct margin due to a favorable shift in product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $3.4 million, or 14%, to $28.2 million during the six months ended December 31, 2010 compared to $24.8 million during the same period in fiscal 2010. The increase was primarily due to a $2.9 million increase in employee compensation expense, including stock-based compensation and bonus expense, driven by a 13 person increase in headcount and company-wide pay increases. Additionally, there was a $0.5 million increase in business meeting and travel expense, a $0.4 million increase in consultant expense, and a $0.3 million increase in depreciation expense. These increases were partially offset by a $0.5 million decrease in IT support expense and a $0.2 million decrease in facility expense. Selling, general and administrative expenses decreased as a percentage of revenues to 26.2% during the six months ended December 31, 2010 from 26.8% during the same period in fiscal 2010.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $1.3 million, or 6%, to $21.4 million during the six months ended December 31, 2010 compared to $20.1 million during the same period in fiscal 2010. The increase was primarily the result of a $0.7 million increase in employee compensation expense, including stock-based compensation expense, driven by an 11 person increase in headcount and company-wide pay increases. Additionally, there was a $0.3 million increase in contractor expenses, a $0.3 million increase in IT support expense, and a $0.2 million increase in efforts spent on technology developments. These increases were partially offset by a $0.4 million increases in the time spent by our engineers on billable projects. Research and development continues to be a focus of our business with approximately 19.9% of our revenues dedicated to research and development activities during the six months ended December 31, 2010 and approximately 21.7% of our revenues dedicated to such activities during the same period in fiscal 2010. It is our priority to continue to improve the leverage of our research and development investments in order to realize a more near-term return.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets was $0.2 million in six months ended December 31, 2009. We were required to perform an impairment test due to a reduced expectation of the fair value for the shares we received as compensation in the sale of our Biotech business. As a result, we recorded an impairment charge of $0.2 million.

There were no impairment charges recorded in the six months ended December 31, 2010.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets decreased $0.3 million or 27% to $0.6 million for the six months ended December 31, 2010 as compared to $0.9 million during the comparable period in fiscal 2010, due to certain assets becoming fully amortized during the first quarter of fiscal 2011.

RESTRUCTURING EXPENSE

Restructuring expense decreased $0.3 million to nil during the six months ended December 31, 2010 as compared to $0.3 million during the comparable period in fiscal 2010. Restructuring activities during the six months ended December 31, 2009, were primarily due to the elimination of four positions under our restructuring plan within the ACS business unit (the “Q1 FY10 Plan”), which was enacted in July 2009 following the completion of our divestitures as part of the reorganization of our business operations.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.3 million of acquisition costs and other related expenses during the six months ended December 31, 2010. The acquisition costs and other related expenses consist of transaction costs incurred in connection with the acquisition of LNX Corporation, which was concluded on January 12, 2011.

INTEREST INCOME

Interest income for the six months ended December 31, 2010 decreased by $0.2 million to nil compared to the same period in fiscal 2010. The decrease was attributable to sale of our marketable securities at the end of fiscal 2010. Our marketable securities held during fiscal 2010 yielded higher interest rates than the money market funds in which our cash was primarily invested during the three months ended December 2010. We held no marketable securities during the six months ended December 31, 2010.

INTEREST EXPENSE

Interest expense for the six months ended December 31, 2010 decreased by $0.1 million to $0.1 million compared the same period in fiscal 2010. The decrease was the result of the repayment of our borrowings against our ARS at the end of fiscal 2010. We did not have any debt during the six months ended December 31, 2010, other than capital lease obligations.

OTHER INCOME (EXPENSE)

Other net income increased $0.4 million, or 72%, to $0.9 million during the six months ended December 31, 2010, as compared to the same period in fiscal 2010. Other income (expense) primarily consists of $0.6 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. The $0.4 million increase is primarily associated with a $0.3 million foreign currency exchange gain during the six months ended December 31, 2010 as compared to a $0.1 million foreign currency exchange loss for the same period in fiscal 2010. The foreign currency exchange gain was largely driven by strengthening of the British pound and the Japanese yen against the U.S. dollar.

INCOME TAX PROVISION

We recorded a provision for income taxes of $3.8 million during the six months ended December 31, 2010 as compared to $1.2 million during the same period in fiscal 2010. Our effective tax rate for the six months ended December 31, 2010 differed from the federal statutory tax rate of 35% primarily due to the impact of research and development tax credits and the impact of a Section 199 Manufacturing Deduction. Our effective tax rate for the six months ended December 31, 2009 differed from the federal statutory rate primarily due to research and development tax credits and a partial release of the valuation allowance on deferred tax assets.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $6.8 million during the six months ended December 31, 2010 to $15.5 million as compared to $8.7 million for the same period in fiscal 2010. The increase in operating profit was primarily driven by increased revenues of $15.9 million, which drove an improvement in gross margin. This improvement was partially offset by increases in operating expenses necessary to grow the business.

Results from operations of the MFS segment decreased $0.7 million during the six months ended December 31, 2010 to an operating loss of $0.4 million as compared to an operating profit of $0.3 million for the same period in fiscal 2010. The decrease in results from operations was primarily driven by lower revenue and an increase in operating expense of $0.6 million relating to an increase in MFS headcount.

See Note M to our consolidated financial statements included in this report for more information regarding our operating segments and geographic information.

NON-GAAP FINANCIAL MEASURES

In our quarterly earnings press releases and conference calls, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that adjusted EBITDA permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table reconciles our adjusted EBITDA to the most directly comparable GAAP financial measure:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2010	2009	2010	2009
Income from continuing operations	$5,183	$1,915	$8,865	$6,340
Interest expense (income), net	43	(50)	45	(72)
Income tax expense	1,696	330	3,773	1,236
Depreciation	1,552	1,224	2,980	2,478
Amortization of acquired intangible assets	317	434	636	868
Restructuring	—	(19)	—	254
Impairment of long-lived assets	—	150	—	150
Acquisition costs and other related expenses	307	—	307	—
Stock-based compensation cost	1,633	1,536	2,923	2,025

Adjusted EBITDA	$10,731	$5,520	$19,529	$13,279

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by operating activities less capital expenditures for property and equipment, which includes capitalized software development costs. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation. We believe that trends in our free cash flow are valuable indicators of our operating performance and liquidity.

Free cash flow is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenditures similar to the free cash flow adjustment described above, and investors should not infer from the Company’s presentation of this non-GAAP financial measure that these expenditures reflect all of the Company’s obligations which require cash.

The following table reconciles free cash flow to its most directly comparable GAAP financial measure.

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2010	2009	2010	2009
Cash provided by operating activities	$8,103	$5,167	$17,453	$7,774
Purchases of property and equipment	(2,003)	(1,983)	(3,598)	(2,800)

Free cash flow	$6,100	$3,184	$13,855	$4,974

OFF-BALANCE SHEET ARRANGEMENTS

We provided indemnification to the buyers of our divested businesses. Our indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. Our indemnification obligations regarding the divested businesses are generally subject to caps on our obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	As of and for the Six Months Ended December 31,
	2010	2009
Net cash provided by operating activities	$17,453	$7,774
Net cash provided (used) in investing activities	$12,252	$(2,782)
Net cash provided by financing activities	$2,466	$252
Net increase in cash and cash equivalents	$32,196	$5,247
Cash and cash equivalents at end of period	$88,437	$52,197

Cash and Cash Equivalents

Our cash and cash equivalents increased by $32.2 million from June 30, 2010 to December 31, 2010, primarily as the result of $17.5 million generated by operating activities, $18.0 million cash proceeds from sale of marketable securities and $2.6 million generated from stock related activities, offset by $3.6 million in capital expenditures, $2.2 million in payments for acquired intangible assets and $0.1 million in payments for capital lease obligations.

During the six months ended December 31, 2010, we generated $17.5 million in cash from operating activities compared to $7.8 million generated from operating activities during the same period in fiscal 2010. The $9.7 million increase in cash generated from operations was largely driven by a higher comparative net income of $2.4 million, a $13.7 million increase in cash generated from accounts receivables, a $2.6 million increase in provision for deferred income taxes, a $1.6 million increase in cash generated from prepaid income taxes and income tax payable and a $1.2 million increase in stock-based compensation, depreciation and amortization expenses. These improvements were partially offset by a $5.1 million increase in cash used for accounts payable and accrued expenses, a $2.9 million increase in cash used for inventory, a $1.9 million increase in cash used for deferred revenue and other non-current liabilities, a $1.2 million increase in cash used for prepaid expenses and other current assets, and a $0.7 million increase in cash used for other assets. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the six months ended December 31, 2010, we generated $12.3 million in cash in investing activities compared to $2.8 million used in investing activities during the same period in fiscal 2010. The $15.1 million increase in cash provided by investing activities was primarily driven by a $17.2 million increase in net sale of marketable securities and $0.7 million decrease in cash payments related to the sale of discontinued operations, offset by a $2.0 million increase in cash used for purchases of intangible assets and a $0.8 million increase in capital expenditures.

During the six months ended December 31, 2010, we generated $2.5 million in cash from financing activities compared to $0.3 million generated from financing activities during the same period in fiscal 2010. The

$2.2 million increase in cash generated from financing activities was primarily due to an increase of $1.5 million of cash generated from stock related activities, the absence of $0.6 million in payments under our line of credit with UBS, and a $0.1 million payment of deferred financing costs during the six months ended December 31, 2009.

During the six months ended December 31, 2010, our primary source of liquidity came from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

On January 12, 2011, we acquired the outstanding equity interests in LNX Corporation. The purchase price for the acquisition was approximately $31.0 million, subject to post-closing adjustments. We funded the purchase price with cash on hand. We acquired LNX Corporation free of bank debt. In addition to the $31.0 million cash purchase price, we also committed to pay up to $5.0 million upon the achievement of financial targets in calendar years 2011 and 2012.

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

Senior Secured Credit Facility

On February 12, 2010, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provides for a $15.0 million revolving line of credit (the “Revolver”) and a $20.0 million acquisition line (the “Term Loan”). The Revolver is available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan is available for up to three separate borrowings, with total borrowings not to exceed $20.0 million, until February 11, 2012. The Term Loan has interest and principal payments starting on the September 1, 2010 payment date through the February 11, 2014 maturity of the Term Loan. The Term Loan was not used for the January 12, 2011 acquisition of LNX Corporation.

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

Borrowings under the Loan Agreement are secured by a first-priority security interest in all of our domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. Our MFS and LNX subsidiaries are guarantors and have granted a security interest in their assets in favor of the Lender. The Lender may require Mercury Computer Systems Limited, our United Kingdom subsidiary, or Nihon Mercury Computer Systems, K.K., our Japanese subsidiary, to provide guarantees in the future if the cash or assets of such subsidiary exceed specified levels.

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

We have had no borrowings against our Term Loan and Revolver since inception and were in compliance with all covenants in the Loan Agreement as of December 31, 2010.

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

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2010:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$12,562	$12,562	$—	$—	$—
Operating leases	15,735	3,108	5,350	4,499	2,778
Supply agreement	1,665	1,665	—	—	—
Capital lease obligations	306	185	121	—	—

	$30,268	$17,520	$5,471	$4,499	$2,778

We have a liability at December 31, 2010 of $2.0 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolutions of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $12.6 million at December 31, 2010.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2010, the remaining minimum commitment related to this agreement was $1.7 million, which is the 35% “penalty” on the remaining inventory balance. While we expect to continue to purchase this inventory through the expiration of the agreement, we do not expect to purchase the full $6.5 million noted above. As of December 31, 2010, we have recorded an accrued liability of approximately $0.5 million for the 35% penalty we anticipate on paying for unpurchased inventory.

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

RELATED PARTY TRANSACTIONS

In July 2008, we and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $0.2 million. Additionally, in July 2008, we entered into a five year non-compete agreement with Mr. Bertelli. This agreement, which is carried as an intangible asset on our balance sheet, was valued at $0.5 million and is being amortized over the life of the agreement. As of December 31, 2010, we had made payments of $0.5 million under this non-compete agreement.

During the six months ended December 31, 2010, we did not engage in any related party transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for us on July 1, 2011 and it is not expected to have a material impact to our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-G). This guidance specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for material business combinations for which the acquisition date is on or after July 1, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from June 30, 2010 to December 31, 2010 as we disclosed in Item 7A of our 2010 Annual Report on Form 10-K filed on August 19, 2010 with the Securities and Exchange Commission.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (“2010 Annual Report on Form 10-K”). There have been no material changes from the factors disclosed in our 2010 Annual Report on Form 10-K filed on August 19, 2010 with the Securities and Exchange Commission, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 3, 2011.

MERCURY COMPUTER SYSTEMS, INC.

By:	/S/ ROBERT E. HULT
Robert E. Hult Senior Vice President, Chief Financial Officer and Treasurer