Form 10-Q
period 2011-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2011-05-05
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Shares of Common Stock outstanding as of April 29, 2011: 30,178,652 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

(Unaudited)

	March 31, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$156,421	$56,241
Marketable securities and related receivables	—	18,025
Accounts receivable, net of allowance for doubtful accounts of $17 at March 31, 2011 and $163 at June 30, 2010	43,604	36,726
Unbilled receivables	1,151	6,938
Inventory	19,279	17,622
Deferred tax assets	6,076	5,393
Prepaid income taxes	159	2,546
Prepaid expenses and other current assets	3,231	2,363

Total current assets	229,921	145,854
Restricted cash	3,000	3,000
Property and equipment, net	12,792	10,298
Goodwill	79,813	57,653
Acquired intangible assets, net	17,387	1,141
Deferred tax assets	—	5,419
Other non-current assets	1,721	973

Total assets	$344,634	$224,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,030	$10,533
Accrued expenses	6,952	5,078
Accrued compensation	12,381	10,723
Income taxes payable	1,009	220
Deferred revenues and customer advances	7,546	8,051

Total current liabilities	34,918	34,605
Deferred gain on sale-leaseback	5,845	6,713
Deferred tax liabilities	1,087	—
Income taxes payable	1,825	1,836
Other non-current liabilities	6,805	2,072

Total liabilities	50,480	45,226
Commitments and contingencies (Note P)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 27,745,446 and 22,883,314 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	289	229
Additional paid-in capital	210,760	110,270
Retained earnings	81,862	67,671
Accumulated other comprehensive income	1,243	942

Total shareholders’ equity	294,154	179,112

Total liabilities and shareholders’ equity	$344,634	$224,338

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenues	$59,855	$43,603	$167,476	$136,192
Cost of revenues	26,973	18,800	72,294	58,222

Gross margin	32,882	24,803	95,182	77,970
Operating expenses:
Selling, general and administrative	14,437	12,538	42,653	37,367
Research and development	10,683	10,629	32,061	30,726
Impairment of long-lived assets	—	61	—	211
Amortization of acquired intangible assets	663	434	1,299	1,302
Restructuring	—	(11)	—	243
Acquisition costs and other related expenses	100	—	407	—

Total operating expenses	25,883	23,651	76,420	69,849

Income from operations	6,999	1,152	18,762	8,121
Interest income	6	195	19	437
Interest expense	(10)	(147)	(68)	(317)
Other income, net	390	264	1,310	799

Income from continuing operations before income taxes	7,385	1,464	20,023	9,040
Income tax expense (benefit)	2,007	(2,235)	5,780	(999)

Income from continuing operations	5,378	3,699	14,243	10,039
Loss from discontinued operations, net of income taxes	—	(423)	(52)	(408)
Gain on sale of discontinued operations, net of income taxes	—	—	—	74

Net income	$5,378	$3,276	$14,191	$9,705

Basic net earnings (loss) per share:
Income from continuing operations	$0.20	$0.16	$0.59	$0.45
Loss from discontinued operations	—	(0.02)	—	(0.02)
Gain on sale of discontinued operations	—	—	—	—

Net income	$0.20	$0.14	$0.59	$0.43

Diluted net earnings (loss) per share:
Income from continuing operations	$0.20	$0.16	$0.57	$0.44
Loss from discontinued operations	—	(0.02)	—	(0.02)
Gain on sale of discontinued operations	—	—	—	—

Net income	$0.20	$0.14	$0.57	$0.42

Weighted-average common shares outstanding:
Basic	26,272	22,627	24,105	22,509

Diluted	27,324	23,152	24,911	22,921

Comprehensive income:
Net income	$5,378	$3,276	$14,191	$9,705
Foreign currency translation adjustments	60	88	299	101
Net unrealized gain (loss) on investments	2	—	2	(83)

Total comprehensive income	$5,440	$3,364	$14,492	$9,723

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$14,191	$9,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,939	5,092
Stock-based compensation expense	4,222	2,968
Provision (benefit) for deferred income taxes	854	(64)
Excess tax benefit from stock-based compensation	(570)	(819)
Impairment of long-lived assets	—	211
Gain on sale of discontinued operations	—	(74)
Other non-cash income	(694)	(966)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable, net and unbilled receivables	1,308	(1,872)
Inventory	1,841	(3,264)
Prepaid expenses and other current assets	(1,196)	950
Prepaid income taxes	2,483	(2,330)
Other assets	(748)	(86)
Accounts payable and accrued expenses	(3,313)	3,996
Deferred revenues and customer advances	(2,215)	(570)
Income taxes payable	676	(916)
Other non-current liabilities	67	334

Net cash provided by operating activities	22,845	12,295

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(29,508)	—
Sales and maturities of marketable securities	18,025	12,175
Purchases of property and equipment	(5,336)	(4,948)
Payments for acquired intangible assets	(2,375)	(183)
Payments on sale of discontinued operations	—	(805)

Net cash (used in) provided by investing activities	(19,194)	6,239

Cash flows from financing activities:
Proceeds from follow-on public stock offering, net	93,945	—
Proceeds from employee stock plans	2,188	1,266
Payments under line of credit	—	(8,432)
Payments of deferred financing activities	(6)	(169)
Excess tax benefit from stock-based compensation	570	819
Repurchases of common stock	—	(428)
(Payments) proceeds of capital lease obligations and other	(240)	44

Net cash provided by (used in) financing activities	96,457	(6,900)

Effect of exchange rate changes on cash and cash equivalents	72	240

Net increase in cash and cash equivalents	100,180	11,874
Cash and cash equivalents at beginning of period	56,241	46,950

Cash and cash equivalents at end of period	$156,421	$58,824

Cash paid during the period for:
Interest	$16	$—
Income taxes	$1,548	$2,504
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,698	$6,112
Acquisition of intangible assets	$495	$—
Capital lease	$251	$—

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets commercially developed, high-performance embedded, real-time digital signal and image processing systems and software for specialized defense and commercial computing markets. The Company’s solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s systems process real-time radar, video, sonar and signals intelligence data. The Company’s systems are also used in semiconductor imaging applications, including photomask generation and wafer inspection. The Company also provides radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the defense prime contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”), to focus on reaching the federal intelligence and homeland security agencies.

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

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2010 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 19, 2010. The results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective March 31, 2010, the Financial Accounting Standards Board (“FASB”) amended Accounting Standard Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), formerly FASB Statement No. 142, Goodwill and Other Intangible Assets, paragraph 20-50, Goodwill Disclosures, to require an entity to disclose accumulated goodwill impairment losses in the rollforward of goodwill for years beginning after December 15, 2008. The FASB staff clarified that the intent of the amendment was to include accumulated goodwill impairment losses in the rollforward from the adoption date of FASB ASC 350. There are no accumulated goodwill impairment losses at March 31, 2011.

C. Acquisitions

On January 12, 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with LNX Corporation (“LNX”), the holders of the equity interests of LNX, and Lamberto Raffaelli, as the sellers’ representative (collectively, the “Sellers”). Pursuant to the Stock Purchase Agreement, the Company completed its purchase of all of the outstanding equity interests in LNX, and LNX became a wholly-owned subsidiary of the Company. Based in Salem, NH, LNX designs and builds next generation radio frequency receivers for signal intelligence, communication intelligence as well as electronic attack applications. LNX is included in the Advanced Computing Solutions (“ACS”) business unit.

The Company acquired LNX for a purchase price of $31,000 paid in cash, plus an earnout of up to $5,000 payable in cash, based upon achievement of financial targets during calendar years 2011 and 2012. The Company funded the purchase price with cash on hand. The Company acquired LNX free of bank debt. Immediately prior to the consummation of the acquisition, LNX divested its non-defense global procurement business. The Company determined the fair value of the contingent consideration as part of the LNX acquisition based on the probability of LNX attaining the specified financial targets and assigned a fair value of $4,828 to the liability. As of March 31, 2011, the Company expects to achieve the financial targets for calendar years 2011 and 2012 and to pay the full earnout. The purchase price was subject to post-closing adjustment based on a determination of LNX’s closing net working capital.

In accordance with the Stock Purchase Agreement, $6,200 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers’ indemnification obligations, of which $1,523 was released to the Sellers and $27 was released to the Company in March 2011, upon the final calculation of net working capital. The $4,650 remaining in escrow is available for indemnification claims.

Following the acquisition, the Company’s LNX subsidiary became a guarantor under the Company’s Loan Agreement and granted a security interest in its assets in favor of the Lender (see Note J).

The following table presents the net purchase price for the acquisition of LNX:

Net Purchase Price
Consideration transferred
Cash paid at closing	$31,000
Working capital adjustment	(272)
Less cash acquired	(1,220)

Total cash paid, net of cash acquired	29,508
Fair value of contingent consideration	4,828

Net purchase price	$34,336

The following table presents the allocation of the net purchase price for LNX:

Net Purchase Price Allocation
Cash	$1,220
Accounts receivable	2,131
Inventory	3,473
Property and equipment	1,655
Intangible assets	14,800
Other assets	1,176
Goodwill	22,160
Accrued expenses	(4,478)
Other current liabilities	(500)
Deferred taxes & other non-current liabilities	(6,081)

Total purchase price	35,556
Less cash acquired	(1,220)

Net purchase price	$34,336

The amounts above represent the initial fair value estimates as of March 31, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The goodwill of $22,160 arising from the LNX acquisition consists largely of the synergies and expansion of the Company’s service offerings related to next generation radio frequency receivers for signal intelligence, communication intelligence as well as electronic attack applications expected from combining the operations of the Company and LNX.

Acquisition costs associated with the LNX acquisition were expensed as incurred. The Company incurred $100 and $407 acquisition costs and other related expenses for the three and nine months ended March 31, 2011, respectively.

For the three and nine months ended March 31, 2011, LNX revenues and net income included in the Company’s consolidated statements of operations was immaterial. The Company has not furnished pro forma financial information relating to the LNX acquisition because such information is not material to the Company’s financial results.

D. Multiple-Deliverable Arrangements

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in the three and nine months ended March 31, 2011 was approximately 42% and 48% of total revenues, respectively. Revenue recognized under multiple-deliverable arrangements in the three and nine months ended March 31, 2010 was approximately 42% and 52% of total revenues, respectively. The majority of the Company’s multiple-deliverable revenue arrangements typically ship complete within the same quarter.

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

The Company’s determination of BESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and gross margin for similar parts, the Company’s ongoing pricing strategy and policies (as evident in the price list as established and updated on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold. The Company will determine BESP for deliverables in future agreements based on the specific facts and circumstances of each arrangement.

The Company analyzes the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant fluctuations in the selling prices of its products.

E. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Income from continuing operations	$5,378	$3,699	$14,243	$10,039
Loss from discontinued operations, net of income taxes	—	(423)	(52)	(408)
Gain on sale of discontinued operations, net of income taxes	—	—	—	74

Net income	$5,378	$3,276	$14,191	$9,705

Shares used in computation of net earnings (loss) per share—basic	26,272	22,627	24,105	22,509
Effect of dilutive equity instruments	1,052	525	806	412

Shares used in computation of net earnings (loss) per share—diluted	27,324	23,152	24,911	22,921

Net earnings (loss) per share—basic
Income from continuing operations	$0.20	$0.16	$0.59	$0.45
Loss from discontinued operations	—	(0.02)	—	(0.02)
Gain on sale of discontinued operations	—	—	—	—

Net income	$0.20	$0.14	$0.59	$0.43

Net earnings (loss) per share—diluted
Income from continuing operations	$0.20	$0.16	$0.57	$0.44
Loss from discontinued operations	—	(0.02)	—	(0.02)
Gain on sale of discontinued operations	—	—	—	—

Net income	$0.20	$0.14	$0.57	$0.42

Weighted average equity instruments to purchase 650 and 950 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2011, respectively, because the equity instruments were anti-dilutive. Weighted average equity instruments to purchase 1,679 and 1,925 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2010, respectively, because the equity instruments were anti-dilutive.

On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of the Company’s common stock, at a price to the public of $17.75, generating net proceeds, after underwriting fees and expenses, of $93,649. As a result, an additional 2,996 and 999 weighted average shares outstanding were included in the calculation of basic and diluted net earnings per shares for the three and nine months ended March 31, 2011, respectively.

F. Marketable Securities and Related Receivables

The Company had no marketable securities and related receivables at March 31, 2011.

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

	March 31, 2011	June 30, 2010
Raw materials	$6,234	$6,287
Work in process	8,943	6,326
Finished goods	4,102	5,009

Total	$19,279	$17,622

There are no amounts in inventory relating to contracts having production cycles longer than one year.

H. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2011	June 30, 2010
Computer equipment and software	$49,355	$50,680
Furniture and fixtures	6,920	6,795
Building and leasehold improvements	1,593	1,354
Machinery and equipment	4,641	2,732
Vehicles	119	—

	62,628	61,561
Less: accumulated depreciation	(49,836)	(51,263)

	$12,792	$10,298

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2011 was $1,660 and $4,640, respectively. Depreciation expense related to property and equipment for the three and nine months ended March 31, 2010 was $1,312 and $3,790, respectively.

I. Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for nine months ended March 31, 2011:

Amounts
Balance at June 30, 2010	$57,653
Goodwill arising from the LNX acquisition	22,160

Balance at March 31, 2011	$79,813

In the nine months ended March 31, 2011, there were no triggering events, as defined by FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, ACS and MFS. As of June 30, 2010, ACS was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
MARCH 31, 2011
Customer relationships	$18,300	$(7,354)	$10,946	6.7 years
Licensing agreements, trademarks and patents	4,045	(1,344)	2,701	5.5 years
Completed technologies	2,900	(106)	2,794	6.0 years
Backlog	800	(101)	699	2.0 years
Non-compete agreements	500	(253)	247	5.0 years

	$26,545	$(9,158)	$17,387

JUNE 30, 2010
Customer relationships	$7,200	$(6,891)	$309	5.2 years
Licensing agreements, trademarks and patents	1,300	(786)	514	8.0 years
Non-compete agreements	500	(182)	318	5.0 years

	$9,000	$(7,859)	$1,141

Estimated future amortization expense for acquired intangible assets remaining at March 31, 2011 is $697 for fiscal 2011, $2,810 for fiscal 2012, $2,830 for fiscal 2013, $2,826 for fiscal 2014, $2,690 for fiscal 2015 and $5,534 thereafter.

The following table summarizes the acquired intangible assets arising as a result of the LNX acquisition. LNX is included in the ACS reporting unit and operating segment. These assets are included in the Company’s gross carrying amounts as of March 31, 2011.

Classification	Amount	Weighted Average Useful Life
Customer relationships	$11,100	7.7 years
Completed technologies	2,900	6.0 years
Backlog	800	2.0 years

Total	$14,800

In the nine months ended March 31, 2011, the Company purchased two IP licenses for $2,745. These licenses were recorded as intangible assets and are being amortized over one and five years.

J. Debt

Debt consisted of the following:

	March 31, 2011	June 30, 2010
Capital lease obligations	$256	$142
Less: current portion	(170)	(53)

Total non-current capital lease obligations	$86	$89

The current portion of capital lease obligations is included in accrued expenses and the non-current portion is included in other non-current liabilities on the consolidated balance sheets at March 31, 2011 and June 30, 2010.

Borrowings Under UBS Line of Credit

As of June 30, 2010, there were no borrowings against the UBS line of credit. The UBS line of credit terminated on July 1, 2010 upon the settlement of the put option for the ARS.

Senior Secured Credit Facility

Original Loan Agreement

On February 12, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provided for a $15,000 revolving line of credit (the “Revolver”) and a $20,000 acquisition line (the “Term Loan”). The Revolver was available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan was available for up to three separate borrowings, with total borrowings not to exceed $20,000, until February 11, 2012. The Term Loan had monthly interest and principal payments through the February 11, 2014 maturity of the Term Loan.

The interest rates include various rate options that are available to the Company. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on the Company’s leverage at the time of borrowing.

Borrowings are secured by a first-priority security interest in all of the Company’s domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. The Company’s MFS subsidiary is a guarantor and has granted a security interest in its assets in favor of the Lender. Following the acquisition of LNX Corporation, LNX also became a guarantor. The Lender may require Mercury Computer Systems Limited, the Company’s United Kingdom subsidiary, or Nihon Mercury Computer Systems, K.K., the Company’s Japanese subsidiary, to provide guarantees in the future if the cash or assets of such subsidiary exceed specified levels.

The Loan Agreement provided for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If the Company had less than $10,000 of cash equivalents in accounts with the Lender in excess of the Company’s borrowings, the Company must also satisfy a $15,000 minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant is calculated as the Company’s trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits the Company’s and its subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the Company and its subsidiaries to incur additional debt.

Amended Loan Agreement

On March 30, 2011, the Company entered into an amendment to the Loan Agreement (as amended, the “Amended Loan Agreement”) with the Lender. The amendment extended the term of the Revolver for an additional two years, to February 11, 2014, terminated the $20,000 Term Loan under the original Loan Agreement, and increased the original $15,000 Revolver to $35,000. The amendment also included modifications to the financial covenants as summarized below.

The Amended Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 to 1.0 and a $15,000 minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17,500 of minimum cash flow required thereafter).

The Company has had no borrowings under the credit facility since inception and was in compliance with all covenants in the Amended Loan Agreement as of March 31, 2011.

K. Shareholders’ Equity

On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of common stock, which were sold at a price to the public of $17.75. The follow-on public stock offering resulted in $93,649 of net proceeds to the Company. The underwriting discount of $4,950 and other expenses of $402 related to the follow-on public stock offering were recorded as an offset to additional paid-in-capital.

The Company intends to use the net proceeds of the follow-on public stock offering for general corporate purposes, which may include the acquisition of other companies or businesses, working capital and capital expenditures.

L. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 5,092 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). On October 21, 2010, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2005 plan to 5,092, an increase of 1,000. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,508 shares available for future grant under the 2005 Plan at March 31, 2011.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,100 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 54 and 50 shares issued under the ESPP during the nine months ended March 31, 2011 and 2010, respectively. Shares available for future purchase under the ESPP totaled 199 at March 31, 2011.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2009	2,980	$13.87	5.69
Granted	56	10.41
Exercised	(130)	7.72
Cancelled	(294)	17.38

Outstanding at June 30, 2010	2,612	$13.70	4.69
Granted	77	13.70
Exercised	(202)	8.18
Cancelled	(78)	16.88

Outstanding at March 31, 2011	2,409	$14.06	4.14

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2009:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	666	$8.97
Granted	609	10.21
Vested	(325)	10.39
Forfeited	(122)	8.22

Outstanding at June 30, 2010	828	$9.44
Granted	711	12.23
Vested	(190)	10.99
Forfeited	(45)	9.09

Outstanding at March 31, 2011	1,304	$10.75

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the expense for its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010 in accordance with FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”), and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Cost of revenues	$63	$56	$170	$166
Selling, general and administrative	1,036	687	3,590	2,405
Research and development	200	200	462	397

Share-based compensation expense	$1,299	$943	$4,222	$2,968

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011	2010
Weighted-average fair value of options granted	$—	(*)	$—	(*)	$7.25	$7.17
Option life(1)	—	(*)	—	(*)	5 years	5 years
Risk-free interest rate(2)	—	(*)	—	(*)	1.3%	2.4%
Stock volatility(3)	—	(*)	—	(*)	63%	87%
Dividend rate	—	(*)	—	(*)	0%	0%

The following table sets forth the weighted-average key assumptions and fair value results for employees’ stock purchase rights during the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Weighted-average fair value of stock purchase rights granted	$4.97	$3.45	$3.95	$3.80
Option life(1)	6 months	6 months	6 months	6 months
Risk-free interest rate(2)	0.2%	0.2%	0.2%	0.3%
Stock volatility(3)	41%	53%	53%	82%
Dividend rate	0%	0%	0%	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.
(*)	No stock options were granted by the Company during the three months ended March 31, 2011 and 2010.

M. Income Tax Expense

The Company recorded tax expense of $2,007 and a tax benefit $2,235 for the three months ended March 31, 2011 and 2010, respectively, on income from continuing operations before taxes of $7,385 and $1,464 for the three months ended March 31, 2011 and 2010, respectively. The Company recorded tax expense of $5,780 and a tax benefit of $999 for the nine months ended March 31, 2011 and 2010, respectively, on income from continuing operations before taxes of $20,023 and $9,040 for the nine months ended March 31, 2011 and 2010, respectively. Income tax expense for the three and nine months ended March 31, 2011 differed from the federal statutory rate primarily due to the impact of research and development tax credits, the impact of a Section 199 manufacturing deduction, and favorable discrete items. Income tax expense for the three and nine months ended March 31, 2010 differed from the federal statutory rate primarily due to a partial release of the valuation allowance on deferred tax assets, several favorable discrete items which included a benefit from the Company’s 2009 tax return filing concerning its ability to utilize certain net operating losses, a decrease of the Company’s valuation allowance for uncertain tax positions, and the favorable settlement of issues regarding the Company’s 2006 through 2008 tax return filings.

No material changes in the Company’s unrecognized tax positions occurred during the three and nine months ended March 31, 2011. The Company does not expect there to be any material changes in its liabilities for unrecognized tax benefits within the next 12 months.

N. Restructuring Expense

In July 2009, the Company announced a restructuring plan within the ACS business unit (the “Q1 FY10 Plan”). This plan was enacted following the completion of the Company’s divestitures as part of the Company’s reorganization of part of its business operations. There were no expenses recorded during three and nine months ended March 31, 2011 against the plan. The Company had a reversal of $11 for unused outplacement costs in the three months ended March 31, 2010 and recorded expense of $243 in the nine months ended March 31, 2010 against this plan. At March 31, 2011, the Company has no restructuring liability in the consolidated balance sheet.

O. Operating Segment, Geographic Information and Significant Customers

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

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2011
Net revenues to unaffiliated customers	$56,364	$3,452	$—	$39	$59,855
Intersegment revenues	1,728	—	—	(1,728)	—

Net revenues	$58,092	$3,452	$—	$(1,689)	$59,855

Income (loss) from operations	$8,013	$410	$(1,299)	$(125)	$6,999
Depreciation and amortization expense	$2,313	$10	$—	$—	$2,323
THREE MONTHS ENDED MARCH 31, 2010
Net revenues to unaffiliated customers	$41,152	$2,315	$—	$136	$43,603
Intersegment revenues	1,001	—	—	(1,001)	—

Net revenues	$42,153	$2,315	$—	$(865)	$43,603

Income (loss) from operations	$2,625	$(332)	$(943)	$(198)	$1,152
Depreciation and amortization expense	$1,739	$7	$—	$—	$1,746
NINE MONTHS ENDED MARCH 31, 2011
Net revenues to unaffiliated customers	$158,732	$8,872	$—	$(128)	$167,476
Intersegment revenues	4,499	—	—	(4,499)	—

Net revenues	$163,231	$8,872	$—	$(4,627)	$167,476

Income (loss) from operations	$23,474	$(22)	$(4,222)	$(468)	$18,762
Depreciation and amortization expense	$5,911	$28	$—	$—	$5,939
NINE MONTHS ENDED MARCH 31, 2010
Net revenues to unaffiliated customers	$127,592	$8,464	$—	$136	$136,192
Intersegment revenues	3,594	336	—	(3,930)	—

Net revenues	$131,186	$8,800	$—	$(3,794)	$136,192

Income (loss) from operations	$11,257	$30	$(2,968)	$(198)	$8,121
Depreciation and amortization expense	$5,071	$21	$—	$—	$5,092

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2011
Net revenues to unaffiliated customers	$58,441	$381	$1,033	$—	$59,855
Inter-geographic revenues	905	573	120	(1,598)	—

Net revenues	$59,346	$954	$1,153	$(1,598)	$59,855

THREE MONTHS ENDED MARCH 31, 2010
Net revenues to unaffiliated customers	$38,466	$2,807	$2,330	$—	$43,603
Inter-geographic revenues	4,546	191	17	(4,754)	—

Net revenues	$43,012	$2,998	$2,347	$(4,754)	$43,603

NINE MONTHS ENDED MARCH 31, 2011
Net revenues to unaffiliated customers	$159,746	$2,743	$4,987	$—	$167,476
Inter-geographic revenues	4,781	1,735	240	(6,756)	—

Net revenues	$164,527	$4,478	$5,227	$(6,756)	$167,476

NINE MONTHS ENDED MARCH 31, 2010
Net revenues to unaffiliated customers	$121,455	$7,157	$7,580	$—	$136,192
Inter-geographic revenues	10,601	311	152	(11,064)	—

Net revenues	$132,056	$7,468	$7,732	$(11,064)	$136,192

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2011	$16,671	$27	$666	$—	$17,364
June 30, 2010	$13,384	$21	$716	$—	$14,121

Identifiable long-lived assets exclude goodwill, intangible assets, deferred tax accounts, and investments in other entities.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Northrop Grumman Corporation	22%	*	20%	12%
Raytheon Company	14%	27%	18%	25%
KLA-Tencor Corporation	13%	*	10%	*
Lockheed Martin Corporation	*	*	11%	*

	49%	27%	59%	37%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

Although the Company typically has several defense customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the three and nine months ended March 31, 2011, no programs individually comprised 10% or more of the Company’s revenues. For the three months ended March 31, 2010, only one program individually comprised 10% or more of the Company’s revenue, the Joint Strike Fighter program at 14%. In the nine months ended March 31, 2010, there were no programs that individually comprised 10% or more of the Company’s revenue.

P. Commitments and Contingencies

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

PURCHASE COMMITMENTS

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of March 31, 2011, the remaining minimum commitment related to this agreement was $1,642, which is the 35% penalty on the remaining inventory balance. While the Company expects to continue to purchase this inventory through the expiration of the agreement, it does not expect to purchase the full $6,500 noted above. As of March 31, 2011, the Company has recorded an accrued liability of approximately $562 for the 35% penalty it anticipates on paying for unpurchased inventory.

The Company’s purchase obligations typically represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. At March 31, 2011, the purchase commitments covered by these agreements were for less than one year and aggregated approximately $16,091.

Q. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued, no subsequent events were noted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs, the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of the Company’s products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Unless the context otherwise requires, all references to “Mercury,” “we,” “our,” “us” or “our company” in this report refer to Mercury Computer Systems, Inc., a Massachusetts corporation, and its consolidated subsidiaries.

OVERVIEW

We design, manufacture and market commercially developed, high-performance embedded, real-time digital signal and image processing systems and software for specialized defense and commercial computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our systems process real-time radar, video, sonar and signals intelligence data. Our systems are also used in semiconductor imaging applications, including photomask generation and wafer inspection. We also provide radio frequency products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense prime contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”), to focus on reaching the federal intelligence and homeland security agencies.

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

As of March 31, 2011, we had 612 employees and, for the three and nine months ended March 31, 2011, we had revenues of $59.9 million and $167.5 million and income from continuing operations of $5.4 million and $14.2 million, respectively.

Our operations are organized in the following two business units:

•

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance signal processing solutions that encompass signal acquisition, digitalization, computing, storage and communications, targeted to key market segments including defense, semiconductor, communications and other commercial computing. ACS’s commercially developed, open system architecture solutions span the full range of embedded technologies from board level products to fully integrated subsystems. Our products utilize leading-edge processor technologies architected to address highly data-intensive applications that include signal, sensor and image processing within environmentally constrained military and commercial applications. These products are highly optimized for size, weight and power, as well as for the performance and ruggedization requirements of our customers. Customized design and systems integration services extend our capabilities to tailor solutions to meet the specialized requirements of our customers. Our recently acquired subsidiary, LNX Corporation (“LNX”), is included in the ACS business unit. In fiscal 2011, ACS has accounted for 95% of our total net revenues.

•

Mercury Federal Systems (“MFS”). This business unit is focused on services and support work with the Department of Defense, or the DoD, and federal intelligence and homeland security agencies, including designing and engineering new intelligence, surveillance and reconnaissance, or ISR, capabilities to address present and emerging threats to U.S. forces. MFS is part of our long-term strategy to expand our software and services presence and pursue growth in platform-ready ISR subsystems, particularly those with classified intellectual property. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR systems on an accelerated time cycle. The business unit enables us to combine classified intellectual property with the commercially developed application-ready subsystems being developed by ACS, providing customers with platform-ready, affordable ISR subsystems. In fiscal 2011, MFS has accounted for 5% of our total net revenues.

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

RESULTS OF OPERATIONS:

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

The following tables set forth, for the three month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2011	As a % of Total Net Revenue	March 31, 2010	As a % of Total Net Revenue
Net revenues	$59,855	100.0%	$43,603	100.0%
Cost of revenues	26,973	45.1	18,800	43.1

Gross margin	32,882	54.9	24,803	56.9
Operating expenses:
Selling, general and administrative	14,437	24.1	12,538	28.8
Research and development	10,683	17.8	10,629	24.4
Impairment of long-lived assets	—	—	61	0.1
Amortization of acquired intangible assets	663	1.1	434	1.0
Restructuring	—	—	(11)	—
Acquisition costs and other related expenses	100	0.2	—	—

Total operating expenses	25,883	43.2	23,651	54.3

Income from operations	6,999	11.7	1,152	2.6
Other income, net	386	0.6	312	0.8

Income from continuing operations before income taxes	7,385	12.3	1,464	3.4
Income tax expense (benefit)	2,007	3.3	(2,235)	(5.1)

Income from continuing operations	5,378	9.0	3,699	8.5
Loss from discontinued operations, net of income taxes	—	—	(423)	(1.0)

Net income	$5,378	9.0%	$3,276	7.5%

REVENUES

(In thousands)	March 31, 2011	March 31, 2010	$ Change	% Change
ACS	$56,364	$41,152	$15,212	37%
MFS	3,452	2,315	1,137	49%
Other	39	136	(97)	(71%)

Total revenues	$59,855	$43,603	$16,252	37%

Total revenues increased $16.3 million, or 37%, to $59.9 million during the three months ended March 31, 2011 as compared to the comparable period in fiscal 2010. International revenues represented approximately 2% and 12% of total revenues during the three months ended March 31, 2011 and 2010, respectively. The decrease in international revenues during the three months ended March 31, 2011 was primarily driven by both the sales to a commercial customer in the European region during the 2010 period whose sales were serviced by our U.K. operations during the 2010 period versus our U.S. operations during the 2011 period, and reduced sales to a commercial customer in the Asia Pacific region during 2011.

Net ACS revenues increased $15.2 million, or 37%, to $56.4 million during the three months ended March 31, 2011 as compared to the same period in fiscal 2010. This increase was primarily driven by an increase in sales to defense customers of $8.8 million, mostly driven by an increase in the radar and sonar markets, partially offset by a slight decrease in electronic warfare applications. The increase was also due to a $6.4 million increase in sales to commercial customers, primarily relating to an increase in the semiconductor market, slightly offset by a decrease in sales in the commercial computing market. We expect that sales to commercial customers will decrease due to recent information from ASML that our system has been designed out of their products.

Net MFS revenues increased $1.1 million, or 49%, to $3.5 million during the three months ended March 31, 2011 as compared to the same period in fiscal 2010. This change was primarily driven by a $1.2 million increase in revenue relating to a persistent ISR development program.

Net Other revenue decreased $0.1 million during the three months ended March 31, 2011 as compared to the same period in fiscal 2010. Net Other revenue is attributable to development programs where the revenue recognized in our two business segments under contract accounting is either greater or less than revenue recognized on a consolidated basis.

GROSS MARGIN

Gross margin was 54.9% for the three months ended March 31, 2011, a decrease of 200 basis points from the 56.9% gross margin achieved during the same period in fiscal 2010. The decrease in gross margin was primarily due to a $0.5 million increase in charges for work performed by our engineers on customer funded efforts and a $0.4 million increase in warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $1.9 million, or 15%, to $14.4 million during the three months ended March 31, 2011 compared to $12.5 million during the same period in fiscal 2010. The increase was primarily due to a $1.7 million increase in employee compensation expense, including stock-based compensation expense, driven by a 51 person increase in headcount, company-wide pay increases and variable compensation increases. Additionally, there was a $0.2 million increase in business meeting and travel expenses. Selling, general and administrative expenses decreased as a percentage of revenues to 24.1% during the three months ended March 31, 2011 from 28.8% during the same period in fiscal 2010. We seek to continue improving our operating leverage by maintaining our selling, general and administrative expenses growth rate well below our revenue growth rate.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $0.1 million, or 1%, to $10.7 million during the three months ended March 31, 2011 compared to $10.6 million during the same period in fiscal 2010. The increase was primarily the result of a $0.7 million increase in employee compensation expense driven by a 21 person increase in headcount, company-wide pay increases and variable compensation increases. This increase was primarily offset by fewer purchases of prototype materials to support long-term construction contracts nearing the end of their development stage. Research and development continues to be a focus of our business with approximately 17.8% of our revenues dedicated to research and development activities during the three months ended March 31, 2011 and approximately 24.4% of our revenues dedicated to such activities during the same period in fiscal 2010. We have continued to improve the leverage of our research and development investments.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets was $0.1 million in the three months ended March 31, 2010, as we wrote down the remaining balance of an intangible asset due the cancellation of a license agreement. There were no impairment charges recorded in the three months ended March 31, 2011.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased to $0.7 million during the three months ended March 31, 2011 compared to $0.4 million during the same period in fiscal 2010, primarily due to amortization of intangible assets from the LNX acquisition completed during the third quarter of fiscal 2011.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.1 million of acquisition costs and other related expenses during the three months ended March 31, 2011, in connection with the acquisition of LNX Corporation, which was concluded on January 12, 2011.

INTEREST INCOME

Interest income for the three months ended March 31, 2011 decreased by $0.2 million to nil compared to the same period in fiscal 2010. The decrease was attributable to the sale of our marketable securities at the end of fiscal 2010. Our marketable securities held during fiscal 2010 yielded higher interest rates than the money market funds and U.S. treasury securities in which our cash and cash equivalents were invested during the three months ended March 31, 2011. We held no marketable securities during the three months ended March 31, 2011.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2011 decreased by $0.1 million to nil compared to the same period in fiscal 2010. The decrease was the result of the repayment of our borrowings against our auction rate securities (“ARS”) at the end of fiscal 2010. We did not have any debt during the three months ended March 31, 2011, other than capital lease obligations.

OTHER INCOME (EXPENSE)

Other net income increased $0.1 million, or 48%, to $0.4 million during the three months ended March 31, 2011, as compared to the same period in fiscal 2010. Other income (expense) primarily consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses.

INCOME TAX PROVISION (BENEFIT)

We recorded a provision for income taxes of $2.0 million during the three months ended March 31, 2011 as compared to a benefit of $2.2 million during the same period in fiscal 2010. Our provision for income taxes for the three months ended March 31, 2011 differed from the federal statutory tax rate of 35% primarily due to the impact of research and development tax credits, the impact of a Section 199 manufacturing deduction, and favorable discrete items. Our provision for income taxes for the three months ended March 31, 2010 differed from the federal statutory rate primarily due to a partial release of the valuation allowance on deferred tax assets, several favorable discrete items which included a benefit from our 2009 tax return filing concerning our ability to utilize certain net operating losses, a decrease of our valuation allowance for uncertain tax positions and a decrease due to the favorable settlement of issues regarding our 2006 through 2008 tax return filings.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $5.4 million during the three months ended March 31, 2011 to $8.0 million as compared to $2.6 million for the same period in fiscal 2010. The increase in operating profit was primarily driven by increased revenues of $15.2 million, which drove an improvement in gross margin. This improvement was partially offset by increases in operating expenses necessary to grow the business. However, operating expenses declined as a percent of revenue as we continued to improve our operating leverage.

Results from operations of the MFS segment increased $0.7 million during the three months ended March 31, 2011 to an operating profit of $0.4 million as compared to an operating loss of $0.3 million for the same period in fiscal 2010. This increase was related to an increase in revenue relating to an ISR development program. See Note O to our consolidated financial statements included in this report for more information regarding our operating segments and geographic information.

Nine months ended March 31, 2011 compared to the nine months ended March 31, 2010

The following tables set forth, for the nine month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2011	As a % of Total Net Revenue	March 31, 2010	As a % of Total Net Revenue
Net revenues	$167,476	100.0%	$136,192	100.0%
Cost of revenues	72,294	43.2	58,222	42.7

Gross margin	95,182	56.8	77,970	57.3
Operating expenses:
Selling, general and administrative	42,653	25.5	37,367	27.4
Research and development	32,061	19.1	30,726	22.5
Impairment of long-lived assets	—	—	211	0.2
Amortization of acquired intangible assets	1,299	0.8	1,302	1.0
Restructuring	—	—	243	0.2
Acquisition costs and other related expenses	407	0.2	—	—

Total operating expenses	76,420	45.6	69,849	51.3

Income from operations	18,762	11.2	8,121	6.0
Other income, net	1,261	0.8	919	0.6

Income from continuing operations before income taxes	20,023	12.0	9,040	6.6
Income tax expense (benefit)	5,780	3.5	(999)	(0.8)

Income from continuing operations	14,243	8.5	10,039	7.4
Loss from discontinued operations, net of income taxes	(52)	—	(408)	(0.3)
Gain on sale of discontinued operations, net of income taxes	—	—	74	—

Net income	$14,191	8.5%	$9,705	7.1%

REVENUES

(In thousands)	March 31, 2011	March 31, 2010	$ Change	% Change
ACS	$158,732	$127,592	$31,140	24%
MFS	8,872	8,464	408	5%
Other	(128)	136	(264)	(194%)

Total revenues	$167,476	$136,192	$31,284	23%

Total revenues increased $31.3 million, or 23%, to $167.5 million during the nine months ended March 31, 2011 as compared to the same period in fiscal 2010. International revenues represented approximately 5% and 11% of total revenues during the nine months ended March 31, 2011 and 2010, respectively. The decrease in international revenues during the nine months ended March 31, 2011 was primarily driven by both the sales to a commercial customer in the European region during the 2010 period whose sales were serviced by the U.K. operations during the 2010 period versus our U.S. operations during the 2011 period, and reduced sales to a commercial customer in the Asia Pacific region during 2011.

Net ACS revenues increased $31.1 million, or 24%, to $158.7 million during the nine months ended March 31, 2011 as compared to the same period in fiscal 2010. This increase was primarily driven by an increase in sales to defense customers of $15.8 million, mostly driven by an increase in sales in the radar market, partially offset by a decrease in sales in electronic warfare applications. The increase was also due to a $15.3 million increase in sales to commercial customers, primarily relating to an increase in sales in the semiconductor market, slightly offset by a decrease in the commercial computing market. We expect that sales to commercial customers will decrease due to recent information from ASML that our system has been designed out of their products.

Net MFS revenues increased $0.4 million, or 5%, to $8.9 million, during the nine months ended March 31, 2011 as compared to the same period in fiscal 2010. This change was primarily driven by a $1.5 million increase in revenue relating to an ISR development program, partially offset by the completion of fiscal 2010 development programs.

Net Other revenue decreased $0.3 million during the three months ended March 31, 2011 as compared to the same period in fiscal 2010. Net Other revenue is attributable to development programs where the revenue recognized in our two business segments under contract accounting is either greater or less than revenue recognized on a consolidated basis.

GROSS MARGIN

Gross margin was 56.8% for the nine months ended March 31, 2011, a decrease of 50 basis points from the 57.3% gross margin achieved during the same period in fiscal 2010. The decrease in gross margin was primarily due to a decrease in direct margin resulting from a shift in product mix and an increase in other cost of goods sold due to additional headcount in the customer service and sustained engineering groups, partially offset by higher revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $5.3 million, or 14%, to $42.7 million during the nine months ended March 31, 2011 compared to $37.4 million during the same period in fiscal 2010. The increase was primarily due to a $4.6 million increase in employee compensation expense, including stock-based compensation, driven by a 51 person increase in headcount, company-wide pay increases and variable compensation increases. Additionally, there was a $0.4 million increase in depreciation expense. Selling, general and administrative expenses decreased as a percentage of revenues to 25.5% during the nine months ended March 31, 2011 from 27.4% during the same period in fiscal 2010. We have continued to improve our operating leverage by maintaining our selling, general and administrative expense year over year growth rate well below our revenue growth rate and seek to continue this trend.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $1.4 million, or 4%, to $32.1 million during the nine months ended March 31, 2011 compared to $30.7 million during the same period in fiscal 2010. The increase was primarily the result of a $1.5 million increase in employee compensation expense, including stock-based compensation expense, driven by a 21 person increase in headcount, company-wide pay increases and variable compensation increases. Additionally, there was a $0.8 million increase in IT and facility support expense and a $0.2 million increase in depreciation expense. Additionally, there was less time spent on billable projects by our engineers by $0.4 million. These increases were partially offset by fewer purchases of prototype materials to support long-term construction contracts nearing the end of their development stage. Research and development continues to be a focus of our business with approximately 19.1% of our revenues dedicated to research and development activities during the nine months ended March 31, 2011 and approximately 22.5% of our revenues dedicated to such activities during the same period in fiscal 2010. We have continued to improve the leverage of our research and development investments.

IMPAIRMENT OF LONG-LIVED ASSETS

We recorded $0.2 million in impairment charges in the nine months ended March 31, 2010. These charges were the result of the $0.1 million impairment of the remaining value of a terminated license agreement and $0.1 million for the impairment of the fair value of the shares we received as compensation in the sale of our former Biotech business.

There were no impairment charges recorded in the nine months ended March 31, 2011.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets remained relatively flat at $1.3 million for the nine months ended March 31, 2011 and 2010 due to increases in the nine months ended March 31, 2011 associated with our LNX acquisition of $0.4 million and $0.4 million for acquired licenses, offset by certain assets becoming fully amortized during the first quarter of fiscal 2011.

RESTRUCTURING EXPENSE

Restructuring expense decreased $0.2 million to nil during the nine months ended March 31, 2011 as compared to the comparable period in fiscal 2010. Restructuring activities during the nine months ended March 31, 2010 were primarily due to the elimination of four positions under our restructuring plan within the ACS business unit (the “Q1 FY10 Plan”), which was enacted in July 2009 following the completion of our divestitures as part of the reorganization of our business operations.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.4 million of acquisition costs and other related expenses during the nine months ended March 31, 2011, which consist of transaction costs incurred in connection with the acquisition of LNX Corporation, which was concluded on January 12, 2011.

INTEREST INCOME

Interest income for the nine months ended March 31, 2011 decreased by $0.4 million to nil compared to the same period in fiscal 2010. The decrease was attributable to the sale of our marketable securities at the end of fiscal 2010. Our marketable securities held during fiscal 2010 yielded higher interest rates than the money market funds in which our cash was primarily invested during the nine months ended March 31, 2011. We held no marketable securities during the nine months ended March 31, 2011.

INTEREST EXPENSE

Interest expense for the nine months ended March 31, 2011 decreased by $0.2 million to $0.1 million compared to the same period in fiscal 2010. The decrease was the result of the repayment of our borrowings against our ARS at the end of fiscal 2010. We did not have any debt during the nine months ended March 31, 2011, other than capital lease obligations.

OTHER INCOME (EXPENSE)

Other net income increased $0.5 million, or 64%, to $1.3 million during the nine months ended March 31, 2011 as compared to the same period in fiscal 2010. Other income (expense) primarily consists of $0.9 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. The $0.5 million increase is primarily associated with a $0.4 million foreign currency exchange gain during the nine months ended March 31, 2011 as compared to a $0.3 million foreign currency exchange loss for the same period in fiscal 2010. The foreign currency exchange gain was largely driven by strengthening of the British pound and the Japanese yen against the U.S. dollar.

INCOME TAX PROVISION (BENEFIT)

We recorded a provision for income taxes of $5.8 million during the nine months ended March 31, 2011 as compared to a tax benefit of $1.0 million during the same period in fiscal 2010. Our provision for income taxes for the nine months ended March 31, 2011 differed from the federal statutory tax rate of 35% primarily due to the impact of research and development tax credits, the impact of a Section 199 manufacturing deduction, and favorable discrete items. Our provision for income taxes for the nine months ended March 31, 2010 differed from the federal statutory rate primarily due to a partial release of the valuation allowance on deferred tax assets, several favorable discrete items which included a benefit from our 2009 tax return filing concerning our ability to utilize certain net operating losses, a decrease of our valuation allowance for uncertain tax positions and a decrease due to the favorable settlement of issues regarding our 2006 through 2008 tax return filings.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $12.2 million during the nine months ended March 31, 2011 to $23.5 million as compared to $11.3 million for the same period in fiscal 2010. The increase in operating profit was primarily driven by increased revenues of $31.1 million. This improvement was partially offset by lower margins and increases in operating expenses necessary to grow the business. However, operating expenses declined as a percent of revenue as we continued to improve our operating leverage.

Results from operations of the MFS segment decreased $0.1 million during the nine months ended March 31, 2011 to an operating loss of less than $0.1 million as compared to an operating profit of less than $0.1 million for the same period in fiscal 2010. The decrease in operations was a result of program mix and an increase in headcount. See Note O to our consolidated financial statements included in this report for more information regarding our operating segments and geographic information.

NON-GAAP FINANCIAL MEASURES

In our periodic communications, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table reconciles our most directly comparable GAAP financial measure to adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2011	2010	2011	2010
Income from continuing operations	$5,378	$3,699	$14,243	$10,039
Interest expense (income), net	4	(48)	49	(120)
Income tax expense (benefit)	2,007	(2,235)	5,780	(999)
Depreciation	1,660	1,312	4,640	3,790
Amortization of acquired intangible assets	663	434	1,299	1,302
Restructuring	—	(11)	—	243
Impairment of long-lived assets	—	61	—	211
Acquisition costs and other related expenses	100	—	407	—
Fair value adjustments from purchase accounting	148	—	148	—
Stock-based compensation cost	1,299	943	4,222	2,968

Adjusted EBITDA	$11,259	$4,155	$30,788	$17,434

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

Free cash flow is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenditures similar to the free cash flow adjustment described above, and investors should not infer from our presentation of this non-GAAP financial measure that these expenditures reflect all of the our obligations which require cash.

The following table reconciles our most directly comparable GAAP financial measure to free cash flow:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2011	2010	2011	2010
Cash provided by operating activities	$5,392	$4,521	$22,845	$12,295
Purchases of property and equipment	(1,738)	(2,148)	(5,336)	(4,948)

Free cash flow	$3,654	$2,373	$17,509	$7,347

OFF-BALANCE SHEET ARRANGEMENTS

We provided indemnification to the buyers of our divested businesses. Our indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally covers pre-closing tax liabilities of the divested businesses. Our indemnification obligations regarding the divested businesses are generally subject to caps on our obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	As of and for the Nine Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$22,845	$12,295
Net cash (used in) provided by investing activities	$(19,194)	$6,239
Net cash provided by (used in) financing activities	$96,457	$(6,900)
Net increase in cash and cash equivalents	$100,180	$11,874
Cash and cash equivalents at end of period	$156,421	$58,824

Cash and Cash Equivalents

Our cash and cash equivalents increased by $100.2 million from June 30, 2010 to March 31, 2011, primarily as the result of $22.8 million generated by operating activities, $93.6 million net proceeds received from a follow-on public stock offering, $18.0 million cash proceeds from sale of marketable securities and $2.8 million generated from stock related activities, offset by $29.5 million in payment, net of cash acquired, for the LNX acquisition, $5.3 million in capital expenditures and $2.4 million in payments for acquired intangible assets.

During the nine months ended March 31, 2011, we generated $22.8 million in cash from operating activities compared to $12.3 million generated from operating activities during the same period in fiscal 2010. The $10.5 million increase in cash generated from operations was largely driven by a higher comparative net income of $4.5 million, a $6.4 million increase in cash generated from prepaid income taxes and income taxes payable, a $5.1 million increase in cash generated from inventory, a $3.2 million increase in cash generated from accounts receivables, a $0.9 million increase in provision for deferred income taxes, and a $2.1 million increase in stock-based compensation and depreciation and amortization expenses. These improvements were partially offset by a $7.3 million increase in cash used for accounts payable and accrued expenses, a $2.1 million increase in cash used for prepaid expenses and other current assets, a $1.9 million increase in cash used for deferred revenue, customer advances, and other non-current liabilities, and a $0.4 million increase in cash used for other assets and other non-cash items. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

During the nine months ended March 31, 2011, we used cash of $19.2 million in investing activities compared to $6.2 million generated from investing activities during the same period in fiscal 2010. The $25.4 million increase in cash used by investing activities was primarily driven by a $29.5 million payment, net of cash acquired, for the LNX acquisition, a $2.2 million increase in cash used for purchases of intangible assets and a $0.4 million increase in capital expenditures, offset by a $5.9 million increase in net sales of marketable securities and a $0.8 million decrease in cash payments related to the sale of discontinued operations.

During the nine months ended March 31, 2011, we generated $96.5 million in cash from financing activities compared to $6.9 million used by financing activities during the same period in fiscal 2010. The $103.4 million increase in cash generated from financing activities was primarily due to $93.6 million of net proceeds received from a follow-on public stock offering, the absence of $8.4 million in payments under our line of credit with

UBS, an increase of $1.1 million of cash generated from stock related activities, and a $0.2 million decrease in payments of deferred financing costs during the nine months ended March 31, 2010. These increases were slightly offset by $0.3 million of cash used in payments of capital lease obligations and other.

During the nine months ended March 31, 2011, our primary source of liquidity came from existing cash, $93.6 million of net proceeds received from a follow-on public stock offering, and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

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

On February 16, 2011, we completed a follow-on public stock offering of 5,577,500 shares of common stock, which were sold at a price to the public of $17.75. The follow-on public stock offering resulted in $93.6 million of net proceeds to us. The underwriting discount of $5.0 million and other expenses of $0.4 million related to the follow-on public stock offering were recorded as an offset to additional paid-in-capital.

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

Senior Secured Credit Facility

Original Loan Agreement

On February 12, 2010, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”). The Loan Agreement provided for a $15.0 million revolving line of credit (the “Revolver”) and a $20.0 million acquisition line (the “Term Loan”). The Revolver was available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan was available for up to three separate borrowings, with total borrowings not to exceed $20.0 million, until February 11, 2012. The Term Loan had monthly interest and principal payments through the February 11, 2014 maturity of the Term Loan.

The interest rates include various rate options that are available to us. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on our leverage at the time of borrowing.

Borrowings are secured by a first-priority security interest in all of our domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. Our MFS subsidiary is a guarantor and has granted a security interest in its assets in favor of the Lender. Following the acquisition of LNX Corporation, LNX also became a guarantor. The Lender may require Mercury Computer Systems Limited, our United Kingdom subsidiary, or Nihon Mercury Computer Systems, K.K., our Japanese subsidiary, to provide guarantees in the future if the cash or assets of such subsidiary exceed specified levels.

The Loan Agreement provided for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If we had less than $10.0 million of cash equivalents in accounts with the Lender in excess of our borrowings, we must also satisfy a $15.0 million minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant is calculated as our trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits our and our subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on us and our subsidiaries to incur additional debt.

Amended Loan Agreement

On March 30, 2011, we entered into an amendment to the Loan Agreement (as amended, the “Amended Loan Agreement”) with the Lender. The amendment extended the term of the Revolver for an additional two years, to February 11, 2014, terminated the $20.0 million Term Loan under the original Loan Agreement, and increased the original $15.0 million Revolver to $35.0 million. The amendment also included modifications to the financial covenants as summarized below.

The Amended Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 to 1.0 and a $15.0 million minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17.5 million of minimum cash flow required thereafter).

We have had no borrowings under the credit facility since inception and were in compliance with all covenants in the Amended Loan Agreement as of March 31, 2011.

Shelf Registration Statement

On April 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which was declared effective by the SEC, registered up to $100 million of debt securities, preferred stock, common stock, warrants and units. Pursuant to the shelf registration statement described above, on February 16, 2011, we completed a follow-on public stock offering of 5,577,500 shares of our common stock, at a price to the public of $17.75, generating net proceeds, after underwriting fees and expenses, of $93.6 million. We intend to use the net proceeds for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	capital expenditures;

•	working capital.

The February 2011 follow-on public stock offering generated gross proceeds (i.e., proceeds before underwriting fees) of $99 million out of the $100 million available under our existing shelf registration statement, effectively exhausting our shelf registration statement.

Commitments and Contractual Obligations

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2011:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$16,091	$16,091	$—	$—	$—
Operating leases	15,174	3,148	5,344	4,436	2,246
Supply agreement	1,642	1,642	—	—	—
Capital lease obligations	256	170	86	—	—

	$33,163	$21,051	$5,430	$4,436	$2,246

We have a liability at March 31, 2011 of $1.9 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolutions of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $16.1 million at March 31, 2011.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of March 31, 2011, the remaining minimum commitment related to this agreement was $1.6 million, which is the 35% “penalty” on the remaining inventory balance. While we expect to continue to purchase this inventory through the expiration of the agreement, we do not expect to purchase the full $6.5 million noted above. As of March 31, 2011, we have recorded an accrued liability of approximately $0.6 million for the 35% penalty we anticipate on paying for unpurchased inventory.

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

There have been no material changes in our exposure to market risk from June 30, 2010 to March 31, 2011 as we disclosed in Item 7A of our 2010 Annual Report on Form 10-K filed on August 19, 2010 with the Securities and Exchange Commission.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION

On May 4, 2011, our Board of Directors adopted amended and restated by-laws. A summary of the changes to our by-laws reflected in our amended and restated by-laws is set forth below. The following summary of the changes to our by-laws is qualified in its entirety by reference to our amended and restated by-laws filed as Exhibit 3.2 hereto.

Summary of By-Law Amendments

Meetings of Stockholders (Article 3)

Annual Meeting (Section 3.1)

We amended the procedures for a stockholder to properly bring business (other than a stockholder proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended) before a meeting of stockholders. The amended procedures require a stockholder to deliver written notice to the Secretary not less than 120 nor more than 150 days prior to the anniversary date of the immediately preceding annual meeting. The amended procedures also require the stockholder bringing the matter before the meeting to provide the following information: (i) the stockholder’s beneficial ownership of the Company’s stock as of the date of the stockholder’s notice and as of one year prior to the date of such notice; (ii) a description of any derivative positions beneficially held by the stockholder with respect to the Company’s stock; (iii) a description of any arrangements between such stockholder and any other person in connection with the proposed business pursuant to which such stockholder has the right to vote any stock of the Company; (iv) a description of any material interest of such stockholder in the business proposed for the meeting, including any anticipated benefit to the stockholder; and (v) a description of any proportionate interest in stock of the Company or derivative positions with respect to the Company held by a general or limited partnership in which such stockholder is a general partner.

Notice of Meetings (Section 3.4)

We amended the by-laws to provide that written notice of the date of a meeting of stockholders shall not be given more than 60 days before the meeting date. In addition, the amended by-laws permit notice of a meeting to be distributed by electronic transmission.

Directors (Article 4)

Enumeration, Election and Term of Office (Section 4.1)

Size of the Board of Directors

The amended by-laws state that the Board of Directors may be enlarged only by the affirmative vote of a majority of the Board of Directors.

Stockholder Nomination of Directors for Election

The procedures for a stockholder to nominate a director for election have been amended to include the same notice and information requirements discussed above for a stockholder to bring business before a meeting. In addition, the amended by-laws specify that no person shall be eligible for election as a director unless nominated in accordance with the nomination procedures in the by-laws.

Use of the Company’s Proxy Statement by a Stockholder’s Director Nominee

The amended by-laws state that except as required by law, nothing in the by-laws shall obligate the Company to include in any proxy statement or other stockholder communication distributed on behalf of the Company or the Board information with respect to any nominee for director submitted by a stockholder.

Meetings of Directors (Section 4.3)

The amended by-laws permit the Company to provide electronic notice of special meetings of directors in addition to traditional delivery methods.

Officers (Article 5)

The amendments to the by-laws replace references to the Clerk with references to the Secretary and combine the positions of Secretary and Secretary of the Board into one position.

The amendments also delete the by-law provision referring to a superseded Massachusetts corporation law requirement regarding registered agents.

Indemnification of Directors and Others (Article 7)

The amendments replace lengthy indemnification provisions with a provision providing that the Company shall indemnify its directors and officers, and may indemnify its other employees, to the fullest extent permitted by law.

Stock (Article 8)

Record Date (Section 8.6)

The amended by-laws provide that the Board of Directors may fix a record date not more than 70 days before any meeting of stockholders or the payment of any dividend.

Amendments (Article 10)

We deleted certain requirements for amendments to the by-laws that expired by their terms on January 1, 1999. We also removed the statement of the purposes of the Company from Article 10 as Article 1 otherwise provides that the purposes of the Company shall be as set forth in the Articles of Organization.

Control Share Acquisition Statute (Article 11)

The amended by-laws opt out of the Massachusetts Control Share Acquisition statute.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

3.2	Bylaws, amended and restated effective as of May 4, 2011

10.1	Stock Purchase Agreement by and among Mercury Computer Systems, Inc., LNX Corporation, and the Holders of Securities of LNX Corporation.

10.2	Compensation Policy for Non-Employee Directors

10.3	First Loan Modification Agreement dated March 30, 2011 between Mercury Computer Systems, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 1, 2011)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 5, 2011.

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President, Chief Financial Officer and Treasurer