Form 10-K
period 2011-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2011-08-18
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $426.9 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of Common Stock outstanding as of July 29, 2011: 30,329,582 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on October 21, 2011 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Exhibit Index on Page 98

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

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Computer Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2011 refers to the period from July 1, 2010 to June 30, 2011.

ITEM 1.	BUSINESS

Our Company

We design, manufacture and market commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our sub-systems process real-time radar, video, sonar and signals intelligence data. We provide microwave products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the prime defense contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, Mercury Federal Systems, Inc., to focus on reaching classified DoD markets as well as federal intelligence and homeland security agencies.

Our products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare, or EW, systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. Our products or solutions have been deployed in approximately 300 different programs with over 25 different prime defense contractors.

Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2011 were $228.7 million, $18.5 million and $40.9 million, respectively. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2010 were $199.8 million, $28.1 million and $29.9 million, respectively. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2009 were $188.9 million, $7.9 million and $22.9 million, respectively. See page 27 of this annual report for a reconciliation of our adjusted EBITDA to income from continuing operations.

Our operations are organized in the following two business units:

Advanced Computing Solutions, or ACS. This business unit is focused on specialized, high performance signal end-to-end processing solutions that encompass signal acquisition including microwave front-end, digitalization, computing, storage and communications, targeted to key market segments, including defense, communications and other commercial applications. ACS’s open system architecture solutions span the full range of embedded technologies from board level products to fully integrated sub-systems. Our products utilize leading-edge processor technologies designed to address highly data-intensive applications that include signal, sensor and image processing within environmentally constrained military and commercial applications. In addition, ACS now has a portfolio of Microwave sub-assemblies to address needs in EW, SIGINT, ELINT and high bandwidth communications subsystems.

These products are highly optimized for size, weight and power, as well as for the performance and ruggedization requirements of our customers. Customized design and sub-systems integration services extend our capabilities to tailor solutions to meet the specialized requirements of our customers. In fiscal 2011, ACS accounted for 95% of our total net revenues.

Mercury Federal Systems, or MFS. This business unit is focused on services and support work with the Department of Defense, or the DoD, and federal intelligence and homeland security agencies, including designing and engineering new intelligence, surveillance and reconnaissance, or ISR, capabilities to address present and emerging threats to U.S. forces. MFS is part of our long-term strategy to expand our software and services presence and pursue growth in platform-ready ISR sub-systems, particularly those with classified intellectual property. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR systems on an accelerated time cycle. This business unit enables us to combine classified intellectual property with the commercially-developed application-ready sub-systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. In fiscal 2011, MFS accounted for 5% of our total net revenues.

Recent Developments

On January 12, 2011, we completed the acquisition of LNX Corporation, or LNX, a designer and manufacturer of next generation radio frequency receivers for signals intelligence, communications intelligence and electronic attack applications. Under the terms of the stock purchase agreement, we acquired LNX for an all-cash purchase price of $31.0 million plus an earn-out of up to $5.0 million payable upon the achievement of financial targets in calendar years 2011 and 2012. We believe the successful acquisition of LNX represents a significant step in our growth strategy and strongly augments our existing capabilities within our core markets. LNX enables us to capitalize on our existing program presence while providing new capabilities that will allow us to target additional opportunities. LNX’s position as a key supplier to the prime contractor under the JCREW 3.3 program significantly increases our content on that platform. We believe that LNX’s technology and market presence could also strengthen our MFS business.

On February 16, 2011, we completed a follow-on public stock offering of 5,577,500 shares of common stock, which were sold at a price to the public of $17.75. The follow-on public stock offering resulted in $93.6 million of net proceeds to us.

Our History

Since 1981, we have operated as a provider of advanced embedded computing products primarily for end markets in the defense industry. Over time, we expanded our business to focus on a number of commercial end markets, including the biotechnology, embedded systems and professional services, visual imaging software and life sciences markets. While this strategy was designed to expand our target market, in the mid-2000’s many of these new businesses required large investments, which significantly reduced our profitability, and we found ourselves spread across several disparate, unprofitable end-user segments.

In November 2007, Mark Aslett joined Mercury as chief executive officer in order to execute a strategy to refocus the business and return our Company to growth and profitability. Since then, Mr. Aslett and the current management team have successfully sold or shut down five non-core business units, returned the Company to profitability and growth and are transforming the Company into a best-of-breed provider of affordable, open architecture, commercially-developed, application-ready and multi-intelligence sub-systems for our primary defense embedded computing end markets. Our refocused business combined with improved operations has led to improved overall financial performance, including:

•

increasing defense sales from $111.3 million in fiscal 2007 to $179.1 million in fiscal 2011 representing approximately 61% growth, or 13% on a compounded annual rate, and increasing defense sales as percentage of revenue from 55% in fiscal 2007 to 78% in fiscal 2011;

•

increasing income from continuing operations from a loss of $28.9 million in fiscal 2007 to income of $18.5 million in fiscal 2011 and increasing income from continuing operations from negative 14% for fiscal 2007 to 8% for fiscal 2011;

•	improving our cash flow, with negative cash flow from operations of $10.3 million in fiscal 2007 to positive cash flow from operations of $31.5 million in fiscal 2011; and

•	improving our balance sheet by reducing total indebtedness from $125.0 million at June 30, 2007 to zero at June 30, 2010 and June 30, 2011.

During this period of improving financial performance, we continued to have success on programs such as Aegis, Global Hawk, Predator and Reaper and have reinvested in our business. We improved our position as a best-of-breed provider in our target markets, with major design wins including the Patriot missile program, the JCREW 3.3 program, which is the DoD’s principal program to counter improvised explosive devices, or IEDs, and the Surface Electronic Warfare Improvement Program, or SEWIP, the EW improvement program for surface vessels to counteract a variety of emerging threats. In fiscal 2010, we grew organically, improved our working capital position and profitability metrics, and continued to refresh our product portfolio, and grew our services and systems integration business. We strengthened our position in our core ISR, EW and ballistic missile defense markets and believe our position in these markets will continue to grow. In fiscal 2011, we continued to strengthen and grow our core business by enhancing our current product portfolio and increasing our ISR domain expertise and capabilities. We continue to be successful on our existing programs and to pursue new design wins on high growth, high priority programs. In response to new and emerging threats, and the need for better intelligence in shorter time frames, we have developed new products and capabilities that, in conjunction with our customers, seek to address those areas of concern. We have also grown and anticipate growing further through acquisitions of performing companies that will complement, strengthen and grow our core business. As a result of these efforts, we believe we are well-positioned to capture existing and future growth opportunities in our end markets.

Our Market Opportunity

Our market opportunity is defined by the growing demand for advanced signal processing capabilities within the defense industry. Our primary market is the defense sector, specifically EW, ballistic missile defense and C4ISR; and commercial markets, which include commercial communications and other commercial computing markets. We believe we are well-positioned in growing, sustainable market segments of the defense sector that leverage advanced technology to improve warfighter capability and provide enhanced force protection capabilities.

We believe there are a number of evolving trends that are reshaping our target market and accordingly provide us with attractive growth opportunities, including:

The U.S. defense electronics market is large and modestly growing. We have expanded our target market and are well-positioned from a DoD budget, program and platform perspective. Despite expected DoD defense budget cuts, the portion most relevant to our business is projected to remain strong. DoD defense electronics spending was approximately $38.2 billion in government fiscal year 2010, and is projected to increase to $39.5 billion in government fiscal year 2011. Defense electronic spending represents approximately 6% of the total DoD spending annually. We believe ISR, EW and ballistic missile defense have a high priority for future DoD spending. We have positioned ourselves well in these important areas and have won a position on many programs and platforms. We are a best-of-breed provider in the design and development of performance optimized electronic sub-systems for the ISR market. As a leader in this market, we often contract with multiple prime defense contractors as they bid for a particular project, thereby increasing our chance of a successful outcome.

The rapidly expanding demand for tactical ISR is leading to significant growth in sensor data, causing even greater demand for the capability of our products to process data onboard the platform. An increase in the prevalence and resolution of ISR sensors is generating significant growth in the associated data that needs to be turned into information for the warfighter in a timely manner. In addition, several factors are driving the defense and intelligence industries to demand greater capability to collect and process data onboard the aircraft, unmanned aerial vehicles, or UAVs, ships and other vehicles, which we refer to collectively as platforms. Each platform has limited communications bandwidth and cannot realistically transmit all the data that is collected onboard the platform, and this problem will increase over time as sensor generated data will continue to outstrip data communication capabilities. Looking forward, we believe our armed forces will need platforms that operate more autonomously and possibly in denied communication environments. In addition, the platforms themselves require increased persistence, and reducing the need to communicate data off the platform can help increase the ability of the platform to remain on or fly above the battlefield for extended periods. Finally, the scarcity and cost of human analysts, the demand for timely and relevant quality information and the increasing need to fuse data not only from multiple onboard sensors but also with intelligence generated from other platforms is causing even greater demand for the onboard processing capabilities our products provide.

IEDs, rogue nations’ missile programs and threats from peer nations are causing greater investment in new EW and ballistic missile defense capabilities. Existing threats, such as IEDs in the form of roadside bombs, continue to be effective weapons of choice for insurgents. We have developed responses for these existing threats, including providing the core radio frequency and signal processing for the JCREW 3.3 counter-IED program. Our acquisition of LNX increased our content on the JCREW 3.3 program by over 40%, and this program has the potential to become the largest single program we have won in our history.

There are also new and emerging threats, such as peer nations developing stealth technologies, including stealth aircraft and new anti-ship ballistic missiles that potentially threaten the U.S. naval fleet. Finally, U.S. armed forces require enhanced signals intelligence and jamming capabilities. In response to these emerging threats, we have engaged in the following:

•	we provide the core radar processing on both the Aegis ballistic missile defense systems as well as the Patriot missile system, a ground-based missile defense platform;

•

in the fall of 2010, we were selected by Lockheed Martin to work on SEWIP, the surface EW improvement program designed to upgrade the Naval Surface Fleet EW capability and counteract a range of new peer threats;

•	we provide radar processing capabilities for the F-22 Raptor and F-35 Joint Strike Fighter, the latest generation of U.S. stealth-enabled fighters; and

•

to respond to the need for enhanced signals intelligence and jamming capabilities, we recently achieved a new design win for the next generation of the airborne signals intelligence payload, or ASIP, program.

The long-term DoD budget pressure is pushing more dollars toward upgrades of the electronic sub-systems on existing platforms, which may increase demand for our products. The DoD is moving from major new weapons systems developments to upgrades of the electronic sub-systems on existing platforms. These upgrades are expected to include more sensors, signal processing, ISR algorithms, multi-INT fusion, computing and communications. We believe that upgrades to provide new urgent war fighting capability, driven by combatant commanders, are occurring more rapidly than traditional prime defense contractors can easily react to. We believe these trends will cause prime defense contractors to increasingly seek out our high performance, cost-effective open architecture products.

Defense procurement reform is causing the prime defense contractors to outsource more work to best-of-breed companies. The U.S. government is intensely focused on making systems more affordable and shortening their development time. As a company that provides commercial items to the defense industry, we believe our products are often more affordable than products with the same functionality developed by a prime defense contractor. Prime defense contractors are increasingly being asked to work under firm fixed price contract awards, which can pressure profit margins and increase program risk. Prime defense contractors are also being asked to produce systems much more rapidly than they have in the past. In addition, the U.S. government is demanding more use of commercial items and open system architectures. In this budget environment, there are fewer research and development dollars available with which prime defense contractors can invest early-on to differentiate their offerings while competing for new program awards or recompetes. As a result, prime defense contractors are generally trying to adjust their cost model from a high fixed cost model to a variable cost model. All of these factors are forcing the prime defense contractors to outsource more work to best-of-breed subcontractors, and we have transformed our business model over the last several years to address these long-term outsourcing needs and other trends.

The chart below highlights the existing and emerging threats, the markets that have developed around those threats and how our solutions and products work within these markets.

Existing and Emerging Threats	Markets	DoD Programs	Our Solutions and Products
IEDs/Roadside Bombs	Electronic Warfare	JCREW 3.3—counter-IED	Signal processing and radio frequency receiver for prime defense contractor

Insurgents	C4ISR	Global Hawk, Predator and Reaper UAVs	Sensor processing for prime defense contractor

		Classified wide area airborne surveillance program	Sensor processing payload provider for prime defense contractor

	Electronic Warfare	ASIP Predator and Global Hawk UAVs	Sensor processing for prime defense contractor

Rogue Nation Missile Threat	Ballistic Missile Defense	Patriot missile AEGIS	Radar processing for prime defense contractor

Peer Nation Stealth Fighter	C4ISR	F22 Raptor F35 Joint Strike Fighter	Radar processing for prime defense contractor

Peer Nation Threats to U.S. Naval Surface Fleet	Electronic Warfare	SEWIP	Radio frequency receiver for prime defense contractor

Our Business Strategy

Our long-term strategy is to become a “national asset” and mission critical supplier to the defense and intelligence community and a leading provider of more affordable, open architecture, commercially-developed, application-ready and multi-intelligence sub-systems.

We intend to achieve this objective through continued investment in advanced new products and solutions development in ACS in the fields of radio frequency, analog to digital and digital to analog conversion, advanced multi- and many-core signal processing systems, digital storage solutions as well as software defined communications capabilities. In fiscal 2008, we established our services and systems integration, or SSI, business to become a commercial outsourcing partner to the large prime defense contractors as they seek the more rapid design, development and delivery of affordable, best-of-breed, application-ready ISR sub-system solutions. We believe that services-led engagements in SSI may lead to long-term production sub-system annuity revenues that will continue long after the initial services are delivered. This business model positions us to be paid for work we would have previously expensed through our own income statement, to team concurrently with multiple prime defense contractors as they pursue new business with the government, and to engage with our customers much earlier in the design cycle and ahead of our competition. In fiscal 2008, we also established MFS—the ISR systems and technology services arm of Mercury. Our goal in MFS is to enhance the application-ready sub-systems from ACS with classified, domain-specific intellectual property that results in the delivery of platform-ready ISR sub-system solutions to our customers.

Key elements of our strategy to accomplish our continued growth objectives include:

Achieve Design Wins on High Growth, High Priority Defense Programs. We believe that the most significant long-term, leading indicator in our business is the number and probable value of design wins awarded. We believe our advanced embedded signal processing solutions position us well going forward to capture design wins on key high growth, high priority defense programs within our targeted segments of the C4ISR market. Last year, we won designs in persistent ISR related signals intelligence payloads on UAVs and other aerial platforms. As a result of these successes, we now have significant content on all major UAV platforms, including Global Hawk, Predator, Broad Area Maritime Surveillance (BAMS), Reaper and a wide area airborne surveillance platform. Our ballistic missile defense wins include additional designs on the Aegis program, as well as continued foreign military sales for the Patriot missile program. In EW, we won key designs related to the JCREW 3.3 next-generation counter-IED program and the Navy’s SEWIP program. Together, these wins represent a substantial opportunity for us in the years ahead.

Continue to Provide Excellent Performance on Our Existing Programs. The foundation for our growth remains our continued involvement with existing programs that are in late-stage development or currently in production, such as Aegis, the F-35 Joint Strike Fighter, Patriot missile, the F-16 aircraft and the Global Hawk, Predator and Reaper UAV programs. As part of a long-term reprioritization, the DoD is shifting its emphasis from major new weapons systems development to upgrades of existing programs and platforms. The upgrades on these programs focus on four key areas: improved sensors; more advanced on-board embedded computing; enhanced ISR algorithms; and better communications on and off the platform. A key element of our strategy is to continue to provide high performance, cost-effective solutions on these programs and for these customers as a best-of-breed provider.

Pursue Strategic, Capability-Enhancing Acquisitions. We will continue to pursue selective strategic acquisitions of profitable growing businesses to augment both our ACS and MFS businesses using the following strategies: adding technologies or products that expand ACS’ core business by competing more effectively in the ISR and EW markets; adding content and services to the defense and intelligence programs and platforms in which we currently participate or could participate in the future; and adding an ISR platform company that we can build around in our MFS business. Our recent acquisition of LNX supports all three of these objectives. Adding LNX to our business significantly strengthens our product portfolio in radio frequency and our capabilities in signals intelligence and EW. LNX’s position as a key supplier to the prime defense contractor under the JCREW 3.3 program significantly increases our content on that platform. We believe that LNX’s technology and market presence could also strengthen our MFS business.

Rapidly Scale MFS to Provide Fully Integrated Sub-systems for ISR Applications in Classified Programs. Through MFS, we intend to become a services-led, best-of-breed ISR sub-systems provider to our prime defense contractors for classified programs. Through the addition of key personnel, high-level security clearances and new defense and intelligence community customers, MFS will provide us access to critical classified government intellectual property that we can integrate with our existing ACS embedded computing solutions in order to provide fully integrated, platform ready ISR sub-systems. We believe MFS differentiates us from our competitors and places us in a stronger position to serve as the sub-systems architect for next-generation ISR programs and platforms.

Capitalize on Outsourcing and Other Dynamics in the Defense and Intelligence Industries. We are well-positioned to take advantage of several changing dynamics in the defense industry. Prime defense contractors are increasingly being awarded firm fixed price contracts. These contracts shift risk to the prime contractors, and as a result they are beginning to outsource increasing levels of sub-system development and production and other higher value program content. In addition, the U.S. government is shifting toward shorter program timelines, which require increased flexibility and responsiveness from prime contractors. Finally, more programs are moving to open systems architectures encompassing best-of-breed capabilities. We believe that these dynamics will result in prime contractors outsourcing increasing levels of program content to us as a best-of-breed provider of differentiated products, sub-systems engineering services and system integration.

Leverage Our Research and Development Efforts to Anticipate Market Needs and Maintain our Technology Leadership. Our high performance, quick reaction ISR sub-systems and capabilities require increasingly more sophisticated hardware, software and middleware technology. In addition, as the defense and intelligence industries shift to ISR products with open systems architecture, we believe that our software expertise will become increasingly important and differentiate us from many of our competitors as we have the ability to map complex algorithms onto size, weight, and power-constrained on-board embedded computing solutions. We have substantially and will continue to refresh both our signal processing and multicomputer product lines while increasing our product development velocity. Faster product development velocity aligns us with the U.S. government’s demands on the prime defense contractors for quick reaction capabilities. By shortening our product development times, we have been able to quickly launch the products we need to win new designs from the prime contractor community that will ultimately generate bookings and revenue for us. We intend to continue to utilize company and customer-funded research and development, as well as our acquisition strategy, to develop technologies, products and solutions that have significant potential for near-term and long-term value creation in both the defense and intelligence markets. We devote significant resources in order to anticipate the future requirements in our target defense and intelligence markets, including monitoring and pioneering advances in advanced embedded computing hardware and software, anticipating changes in U.S. government spending and procurement practices and leveraging insight from direct interaction with our customers.

Our Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:

Best-of-Breed Sub-System Solutions Provider for the C4ISR Market. Through our commercially-developed, high-performance embedded signal processing solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate sub-system-level capabilities allows us to provide solutions that most effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and intelligence processing onboard the platform.

Diverse Mix of Stable, High Growth Programs Aligned with DoD Funding Priorities. Our products have been deployed in approximately 300 different programs with over 25 different prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, airborne reconnaissance, EW and jamming of IEDs, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, Patriot missile, JCREW 3.3 and SEWIP. In addition, we consistently leverage our technology and capability across 15 to 20 programs on an annual basis, providing significant operating leverage and cost savings.

Value-Added Sub-System Solution Provider for Prime Defense Contractors. The DoD’s shift towards a firm fixed price contract procurement model is pushing prime defense contractors to pursue outsourcing opportunities to mitigate the increased program and financial risk. Our differentiated advanced signal processing solutions offer meaningful capabilities upgrades for our customers and enable the rapid, cost-effective deployment of systems to the end customer. We believe our open architecture sub-systems offer differentiated signal processing and data fusion capabilities that cannot be easily replicated. Our solutions minimize program risk, maximize application portability, and accelerate customers’ time to market.

MFS Enables the Delivery of Platform-Ready Solutions for Classified Programs. MFS was created in fiscal 2008 to enable us to directly pursue systems integration opportunities within the DoD and U.S. intelligence community. We believe the development work through MFS will provide us leverage and implement key classified government intellectual property, including critical intelligence and signal processing algorithms. We believe that MFS also provides us the opportunity to directly integrate this intellectual property onto our existing advanced computing solutions, enabling us to deliver platform-ready integrated ISR sub-systems that leverage our open architecture solutions and address key government technology and procurement concerns. MFS operations in this environment will also influence future product development so that critical future needs can be met in a timely manner.

Long-Standing Industry Relationships. We have established long-standing relationships with prime defense contractors, the U.S. government and other key organizations in the defense and intelligence industries over our 30 years in the defense electronics industry. Our customers include The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company, many of whom have been valued and loyal customers for more than a decade. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. Our demonstrated track record of delivering high-performance embedded signal processing solutions helped us to acquire new customers, such as ITT Electronic Systems, for whom we are providing the processing content on the JCREW 3.3 counter-IED program. We believe we are well-positioned to maintain these high-level customer engagements.

Proven Management Team. Over the past several years, our senior management team has refocused the Company on its economic core, developed a long-term compelling strategy for the defense market and restored profitability to the business. Having completed these critical steps to rebuild the Company and with a senior management team with significant experience in growing and scaling businesses, both through operating execution and acquisitions, we believe that we have demonstrated our operational capabilities and we are well-positioned for the next phase to transform, grow and scale our business.

Our Solutions and Products

Services and Systems Integration

As part of our strategy, we are continuing to invest in our SSI capability. Our SSI group is tasked with partnering with prime defense contractors to deliver sub-system level engineering expertise as well as ongoing systems integration services. Our SSI capability addresses our strategy to capitalize on the $2.7 billion sub-system market within the defense embedded electronics market segment.

As the U.S. government mandates more outsourcing and open standards, a major shift is occurring within the prime defense contractors toward procurement of integrated sub-systems that enable quick application level porting through standards-based methodologies. We believe that our core expertise in this area is well aligned to capitalize on this trend. By leveraging our open architecture and high performance modular product set, we provide prime defense contractors with rapid deployment and quick reaction capabilities through our professional services and systems integration offerings. This results in less risk for the prime defense contractors, shortened development cycles, quicker solution deployment and reduced lifecycle costs.

Software Products

We actively design, market and sell complete software and middleware environments to accelerate development and execution of complex signal and image processing applications on a broad range of heterogeneous, multi-computing platforms. Our software suite is based on open standards and includes heterogeneous processor support with extensive high performance math libraries, multi-computing fabric support, net-centric and system management enabling services, extended operating system services, board support packages and development tools. This set of software and middleware provides customer algorithm level portability across rapidly evolving hardware processor types with math and input/output, or I/O, interfaces running at industry leading performance rates. In order to develop, test and integrate software ahead of hardware availability, we have invested in the notion of a Virtual Multi-Computer which we have branded Virtual ARS (Application Ready Sub-system™). The Virtual ARS model allows for concurrent engineering internally and with customers to accelerate time to deployment, improve quality and reduce development costs. In most cases, these software products are bundled together with broader solutions including hardware and/or services, while in other cases they are licensed separately.

Our multi-computer software packages are marketed and licensed under the MultiCore Plus® registered trademark. These software products are a key differentiator for our systems business and represent only a modest amount of stand-alone revenue. We generally charge a user-based development license fee and bundle software run-time licenses with our hardware. We offer a standards-based software value proposition to our customers and provide this offer through several integrated software packages and service offerings.

Hardware Products

We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing and image processing applications, multi-computer interconnect fabrics, sensor interfaces and command and control functions. To maintain a competitive advantage, we seek to leverage technology investments across multiple product lines. We are also influential in the industry-standard organizations associated with our market segments. For example, we started the OpenVPX™ initiative with the goal of providing customers with multi-vendor interoperable hardware built to well-defined system standards.

Our hardware products are typically compute-intensive and require extremely high inter-processor bandwidth and high I/O capacity. These systems often must also meet significant size, weight and power constraints for use in aircraft, UAVs, ships and other vehicles, and be ruggedized for use in highly demanding use environments. They are used in both commercial industrial applications, such as ground radar air traffic control, and advanced defense applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command control communication and information systems, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.

To address the current challenges facing the war fighter, our government and prime defense contractors, we have developed a new product architecture that supports a more dynamic, iterative, spiral development process by leveraging open architecture standards and leading-edge commercial technologies and products. Configured and productized as integrated sub-systems, customers can rapidly and cost-effectively port and adapt their applications to changing threats.

Our open architecture is carried throughout our entire Ensemble product line from the very small form-factor sub-systems to the high-end, where ultimate processing is of paramount importance to the mission. Our commercially-developed hardware and software product capabilities cover the entire ISR spectrum from acquisition and digitization of the signal, to processing of the signal, through the exploitation and dissemination of the information.

Research and Product Development

Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time signal processing industry.

Expenditures for research and development amounted to $44.5 million in fiscal 2011, $41.5 million in fiscal 2010, and $42.4 million in fiscal 2009. As of June 30, 2011, we had 225 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.

Manufacturing

Advanced Computing Solutions

The majority of our sales are produced in International Organization for Standardization, or ISO, 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules) and complex chassis systems. Our manufacturing operations consist primarily of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). We subcontract the assembly and testing of most modules to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on one contract manufacturer. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation.

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

Mercury Federal Systems

As of June 30, 2011, MFS did not manufacture hardware. All hardware (e.g. computers and computer peripherals) is generally procured from our other subsidiaries or third-party suppliers.

Competition

Advanced Computing Solutions

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements, increasing speed of deployment to align with warfighters’ needs, and evolving industry standards and requirements coming from our customers or the DoD. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative technologies and design approaches.

The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts, and reputation in the market. Our competitive strengths include innovative engineering in both hardware and software products, sub-system design expertise, advanced packaging capability to deliver the most optimized size, weight and power solution possible, our ability to rapidly respond to varied customer requirements, and a track record of successfully supporting many high profile programs in both the commercial and defense markets. There are a limited number of competitors across the market segments and application types in which we compete. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a board-level, others at a sub-system level. We also compete with in-house design teams at our customers. The DoD as well as the prime defense contractors are pushing for more outsourcing of sub-system designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We are aligning our strategy to capitalize on that trend and leveraging our long standing sub-system expertise to provide this value to our customers.

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

Due to the competitive environment in which MFS operates, price and past performance are becoming as important as technical quality in most awards. Our primary competitors for our federal services are other small to large service-based companies that have long-standing customer relationships and program insights. We also face additional competition from platform and sensor developers that will continue to offer the government custom solutions packaged to support individual platform designs and point solution concepts. These companies, large and small, will want to maintain configuration control of compute processing architectures across their platforms in order to control systems upgrade and out-year modernization efforts. To win business, we will continue to offer program managers an alternative path to achieving interoperability and advanced processing dominant solutions for ISR applications.

Intellectual Property and Proprietary Rights

As of June 30, 2011, we held 39 patents of varying duration issued in the United States. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

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

Backlog

As of June 30, 2011, we had a backlog of orders aggregating approximately $86.9 million, of which $70.6 million is expected to be delivered within the next twelve months. As of June 30, 2010, backlog was approximately $104.6 million. The defense backlog at June 30, 2011 was $81.5 million, a $4.7 million increase from June 30, 2010. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders as long as that order is scheduled to ship or invoice in whole or in part within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

Employees

At June 30, 2011, we employed a total of 602 people excluding contractors, including 225 in research and development, 95 in sales and marketing, 172 in manufacturing and customer support and 110 in general and administrative functions. We have seven employees located in Europe, four located in Japan, and 591 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.

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

OTHER INFORMATION

Challenges Drive Innovation, Echocore, Echotek, Ensemble2, Powerstream, RACE++ and MultiCore Plus are registered trademarks, and Ensemble, Application Ready Subsystem, ARS, POET, Converged Sensor Network, CSN, Embedded Smart Processing and ESP are trademarks of Mercury Computer Systems, Inc. OpenVPX™ is a trademark of the VMEbus International Trade Association. IBM and PowerPC are registered trademarks of International Business Machine Corporation. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

Item 1A.	Risk Factors:

We depend heavily on defense electronics programs that incorporate our products, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.

Sales of our embedded computer systems and related services, primarily as an indirect subcontractor or team member with prime defense contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 78%, 79%, and 77% of our total net revenues in fiscal 2011, 2010, and 2009, respectively. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. In addition, delays in funding of a program, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

Economic conditions could adversely affect our business, results of operations and financial condition.

The world’s financial markets have experienced turmoil, characterized by reductions in available credit, volatility in security prices, rating downgrades of investments, and reduced valuations of securities. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across many industries and markets. These trends could have a material adverse impact on our business. These trends could also impact our financial condition and our ability to achieve targeted results of operations due to:

•	reduced and delayed demand for our products;

•	increased risk of order cancellations or delays;

•	downward pressure on the prices of our products;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our line of credit when needed.

Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, and political conditions. Increased federal budget deficits could result in reduced Congressional appropriations for the defense programs that use our defense electronics products and services. In addition, Congress could fund U.S. government operations through a continuing budget resolution without approving a formal budget for the government fiscal year, thereby potentially reducing or delaying the demand for our products. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Whether our contracts are directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks. For example:

•

Changes in government administration and national and international priorities, including developments in the geo-political environment, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

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

•

Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process and, in the event we are awarded a contract, we are subject to protests by disappointed bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. In addition, we may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate on such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. The government’s requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long term revenues.

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

•

We are subject to the Defense Federal Acquisition Regulations Supplement, referred to as DFARS, in connection with our defense work for the U.S. government and prime defense contractors. Amendments to the DFARS, such as the 2009 amendment to the DFARS specialty metals clause requiring that the specialty metals in specified items be melted or produced in the U.S. or other qualifying countries, may increase our costs for certain materials or result in supply-chain difficulties or production delays due to the limited availability of compliant materials.

•

The U.S. government or a prime defense contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.

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

•

Certain of our employees with appropriate security clearance may require access to classified information in connection with the performance of a U.S. government contract. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or

NISPOM, and other U.S. government security protocols when accessing sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor.

The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2011, Northrop Grumman Corporation accounted for 21% of our total net revenues, Raytheon Company accounted for 17% of our total net revenues and Lockheed Martin Corporation accounted for 13% of our total net revenues. In fiscal 2010, Raytheon Company accounted for 20% of our total net revenues and Lockheed Martin Corporation accounted for 17% of our total net revenues. In fiscal 2009, Lockheed Martin Corporation accounted for 14% of our total net revenues, Northrop Grumman Corporation accounted for 13% of our total net revenues, Argon ST, Inc accounted for 13% of our total net revenues and Raytheon Company accounted for 11% of our total net revenues. The defense market is highly acquisitive, which could lead to further concentration in our largest customers. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 53%, 49%, and 40% of our total net revenues for fiscal 2011, 2010, and 2009, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. In fiscal 2010, the Aegis program accounted for 15% of our total net revenues. Loss of a significant radar program could adversely affect our results of operations. For the years ended June 30, 2011 and 2009, no single program comprised 10% or more of the Company’s revenue.

Going forward, we believe the JCREW 3.3 counter-IED program could be a large portion of our future revenues in the coming years, and the loss of that program could adversely affect our future results. In addition, as we shift our business mix toward more services-led engagements with legacy product revenues becoming a lesser amount of our total revenues, we could experience downward pressure on margins and reduced profitability. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.

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

We compete in highly competitive industries, and our OEM customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share to put more downward pressure on prices and offer a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, embedded systems’ engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our OEM customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.

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

The timing, length and severity of the up-and-down cycles in the telecommunications and other commercial industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly low. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. Furthermore, in the current credit environment, it may be more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. If our customers experience persistent difficulties in raising capital for equipment financing, we could experience a decrease in orders for our products. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, such as in the current environment, we must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

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

Growing our business, in particular through providing services and products such as sophisticated application ready subsystems for major defense programs like JCREW 3.3 and Aegis, could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing quality services for systems level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a systems level could result lost opportunities and revenues.

Future acquisitions or divestitures may adversely affect our financial condition.

As part of our strategy for growth, we may continue to explore acquisitions, divestitures, or strategic alliances, which may not be completed or may not be ultimately beneficial to us.

Acquisitions or divestitures may pose risks to our operations, including:

•	problems and increased costs in connection with the integration or divestiture of the personnel, operations, technologies, or products of the acquired or divested businesses;

•	unanticipated costs;

•	failure to achieve anticipated increases in revenues and profitability;

•	diversion of management’s attention from our core business;

•	inability to make planned divestitures of businesses on favorable terms in a timely manner or at all;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	volatility associated with accounting for earnouts in a given transaction;

•	entering markets in which we have no, or limited, prior experience; and

•	potential loss of key employees.

In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing shareholders’ ownership percentages;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms, or not be able to obtain financing on any terms at all;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

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

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic Corporation, Xilinx, Inc., and IBM Corporation for custom-designed application-specific integrated circuits (“ASICs”) and field programmable gate arrays (“FPGAs”), Freescale Semiconductor, Inc. and IBM Corporation for PowerPC microprocessors, Intel Corporation for our next generation processors, IBM Corporation for a specific SRAM, Hybricon Corporation and Motorola, Inc. for chassis and chassis components and Benchmark Electronics, Inc. for board assembly, test and integration. The semiconductor industry is experiencing a significant year over year increase in demand amid an uncertain macro economy which is limiting any investment in additional capacity. We believe this dynamic will result in increased lead-time for most classes of semiconductors and passive components and will continue to put pressure on component pricing where supply becomes constrained. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors.

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

We market and sell products in international markets, and have established offices and subsidiaries in Europe and Japan. Revenues from international operations accounted for 4% of our total net revenues in fiscal 2011, 10% of our total net revenues in fiscal 2010, and 7% of our total net revenues in fiscal 2009. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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

Customers in our commercial markets, including the semiconductor market, also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycles. We may not be selected to participate in the future design of any semiconductor equipment, or if selected, we may not generate any revenues for such design work.

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

Our business, results of operations, or financial condition could be materially adversely affected if laws, regulations, or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. Under applicable federal securities laws, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Should we or our independent registered public accounting firm determine that we have material weaknesses in our internal controls, our results of operations or financial condition may be materially adversely affected or our stock price may decline.

Changes in generally accepted accounting principles may adversely affect us.

From time to time, the Financial Accounting Standards Board, or FASB, promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition.

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

For fiscal 2012, with the anticipated transitions in our Chief Financial Officer and Senior Vice President, Human Resources positions, our success will depend in part on executing an effective transition for these two senior management positions.

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

We must comply with U.S. laws regulating the export of our products and technology. In addition, we are required to obtain a license from the U.S. federal government to export certain of our products and technical data as well as to provide technical services to foreign persons related to such products and technical data. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. federal government for international sales or domestic sales to foreign persons including transfers of technical data or the provision of technical services. Moreover, the export regimes and the governing policies applicable to our business are subject to change. We cannot assure you of the extent that such export authorizations will be available to us, if at all, in the future. If we cannot obtain required government approvals under applicable regulations in a timely manner or at all, we would be delayed or prevented from selling our products in international jurisdictions, which could adversely affect our business and financial results.

In addition, we must comply with the Foreign Corrupt Practices Act, or the FCPA. The FCPA generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

Our stock price, like that of other technology companies, has been volatile. The stock market in general and technology companies in particular may continue to experience volatility. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Our low stock trading volume and microcap status could hamper existing and new shareholders from gaining a meaningful position in our stock. In addition, the limited availability of credit in the financial markets and the continued threat of terrorism in the United States and abroad and the resulting military action and heightened security measures undertaken in response to threats may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes issue securities class action litigation against the company that issued the stock. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not declared or paid cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares, and you may not realize a return on your investment in our common stock.

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We may need additional capital and may not be able to raise funds on acceptable terms, if at all. In addition, any funding through the sale of additional common stock or other equity securities could result in additional dilution to our stockholders and any funding through indebtedness could restrict our operations.

We may require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. The amount and timing of such additional financing needs will vary principally depending on the timing of new product and service launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible into our ordinary shares could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of embedded computing systems and software providers;

•	conditions of the United States and other capital markets in which we may seek to raise funds; and

•	our future results of operations, financial condition and cash flows.

We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

•	further develop or enhance our customer base;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States and elsewhere;

•	hire, train and retain employees;

•	market our software solutions, services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our significant properties:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Chelmsford, MA	All (Corporate HQ)	185,327	Leased, expiring 2017 2 buildings
Salem, NH	ACS Business Unit	16,290	Leased, expiring 2012
Huntsville, AL	ACS Business Unit	25,137	Leased, expiring 2014
Reston, VA	ACS Business Unit	12,811	Leased, expiring 2012
Silchester, Reading, United Kingdom	ACS Business Unit	3,453	Leased, expiring 2015
Crystal City, VA	Mercury Federal Systems	3,931	Leased, expiring 2013
Tokyo, Japan	ACS Business Unit	2,401	Leased, expiring 2012

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

Mark Aslett, age 43, joined Mercury in 2007 and has served as the President and Chief Executive Officer since that date, and served as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications—North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.

Robert E. Hult, age 64, joined Mercury in 2004, and has served as Senior Vice President, Chief Financial Officer and Treasurer since that date. From 2005 to 2006, he also assumed additional responsibilities for our manufacturing operations/supply chain and customer service and support. Prior to joining Mercury, he was Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications Corporation from 1998 to 2003. Prior to that, he was employed by Digital Equipment Corporation for more than 25 years in positions of increasing responsibility within the company’s corporate and regional finance groups.

Gerald M. Haines II, age 48, joined Mercury in July 2010 as Senior Vice President, Corporate Development, Chief Legal Officer, and Secretary. Prior to joining Mercury, from January 2008 to June 2010, Mr. Haines was Executive Vice President, Chief Legal Officer and Secretary at Verenium Corporation, a publicly traded company engaged in the development and commercialization of cellulosic biofuels and high performance specialty enzymes. From September 2006 to December 2007, he was an advisor to early-stage companies on legal and business matters. From May 2001 to August 2006, Mr. Haines served as Executive Vice President of Strategic Affairs, Chief Legal Officer and Secretary of Enterasys Networks, Inc., a public network communications company that was taken private in March 2006 following a successful business restructuring and turnaround. Prior to Enterasys Networks, Mr. Haines served as Senior Vice President and General Counsel of Cabletron Systems, Inc., the predecessor of Enterasys Networks. Before Cabletron, he was Vice President and General Counsel of the largest manufacturer of oriented polypropylene packaging and labeling films in North America, and prior to that was in private practice as a corporate attorney in a large Boston law firm. Mr. Haines is admitted to practice in Massachusetts, Maine, and the Federal District of Massachusetts.

Charles A. Speicher, age 52, joined Mercury in September 2010 as Vice President, Controller, and Chief Accounting Officer. Prior to joining Mercury, Mr. Speicher had been Vice President of Business Operations and Enterprise Risk Management at Virtusa Corporation, a publicly-traded global IT services company, since

December 2009. He was Vice President of Global Accounting Operations and Corporate Controller at Virtusa Corporation from 2001 to 2009. Mr. Speicher was Corporate Controller at Cerulean Technologies Inc., a private software product company, from 1996 to 2000 prior to its sale to Aether Systems Inc. where he served as Division Controller of Aether Mobile Government from 2000 to 2001. Prior to Cerulean Technology, Mr. Speicher held positions with Wyman-Gordon Company, Wang Laboratories and Arthur Anderson & Company. Mr. Speicher is a CPA licensed in Massachusetts.

Didier M.C. Thibaud, age 50, joined Mercury in 1995, and has served as Senior Vice President and General Manager, Advanced Computing Solutions since July 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2011 Fourth quarter	$21.76	$17.42
Third quarter	$21.16	$17.84
Second quarter	$20.00	$12.37
First quarter	$13.31	$10.72

2010 Fourth quarter	$14.17	$10.35
Third quarter	$13.88	$10.61
Second quarter	$11.56	$8.85
First quarter	$11.78	$9.04

As of August 1, 2011, we had approximately 5,200 shareholders including record and nominee holders.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

Net Share Settlement Plans

During fiscal 2011, we had no active net share settlement plans.

Share Repurchase Plans

During fiscal 2011, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net revenues	$228,710	$199,830	$188,939	$190,208	$200,596
Income (loss) from operations	$24,985	$17,313	$7,747	$(5,391)	$(26,058)
Income (loss) from continuing operations	$18,507	$28,069	$7,909	$(4,437)	$(28,899)
Net earnings (loss) per share from continuing operations:
Basic	$0.73	$1.25	$0.36	$(0.21)	$(1.36)
Diluted	$0.71	$1.22	$0.35	$(0.21)	$(1.36)

	As of June 30,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Working capital	$203,978	$111,249	$80,716	$6,085	$140,680
Total assets	$355,562	$224,338	$219,372	$338,550	$360,265
Long-term obligations	$17,920	$10,621	$8,946	$12,280	$138,537
Total shareholders’ equity	$301,436	$179,112	$145,037	$146,512	$168,657

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We design, manufacture and market commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our sub-systems process real-time radar, video, sonar and signals intelligence data. We provide microwave products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the prime defense contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, Mercury Federal Systems, Inc., to focus on reaching the federal intelligence and homeland security agencies.

Our products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare, or EW, systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. Our products or solutions have been deployed in approximately 300 different programs with over 25 different prime defense contractors.

Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2011 were $228.7 million, $18.5 million and $40.9 million, respectively. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2010 were $199.8 million, $28.1 million and $29.9 million, respectively. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2009 were $188.9 million, $7.9 million and $22.9 million, respectively. See page 27 of this annual report for a reconciliation of our adjusted EBITDA to income from continuing operations.

Our operations are organized in the following two business units:

Advanced Computing Solutions, or ACS. This business unit is focused on specialized, high performance signal end-to-end processing solutions that encompass signal acquisition including microwave front-end, digitalization, computing, storage and communications, targeted to key market segments, including defense, communications and other commercial application. ACS’s open system architecture solutions span the full range of embedded technologies from board level products to fully integrated sub-systems. Our products utilize leading-edge processor technologies architected to address highly data-intensive applications that include signal, sensor and image processing within environmentally constrained military and commercial applications. In addition, ACS now has a portfolio of Microwave sub-assemblies to address needs in EW, SIGINT, ELINT and high bandwidth communications subsystems.

These products are highly optimized for size, weight and power, as well as for the performance and ruggedization requirements of our customers. Customized design and sub-systems integration services extend our capabilities to tailor solutions to meet the specialized requirements of our customers. In fiscal 2011, ACS accounted for 95% of our total net revenues.

Mercury Federal Systems, or MFS. This business unit is focused on services and support work with the Department of Defense, or the DoD, and federal intelligence and homeland security agencies, including designing and engineering new intelligence, surveillance and reconnaissance, or ISR, capabilities to address present and emerging threats to U.S. forces. MFS is part of our long-term strategy to expand our software and services presence and pursue growth in platform-ready ISR sub-systems, particularly those with classified intellectual property. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR systems on an accelerated time cycle. This business unit enables us to combine classified intellectual property with the commercially developed application-ready sub-systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. In fiscal 2011, MFS accounted for 5% of our total net revenues.

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

NON-GAAP FINANCIAL MEASURES

In our periodic communications, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA and free cash flow. Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following tables reconcile our adjusted EBITDA to the most directly comparable GAAP financial measure:

	Year Ended June 30,
(In thousands)	2011	2010	2009
Net income (loss)	$18,442	$28,358	$(1,262)
(Loss) income from discontinued operations, net of income taxes	(52)	215	(20,328)
(Loss) gain on sale of discontinued operations, net of income taxes	(13)	74	11,157

Income from continuing operations	18,507	28,069	7,909
Interest expense (income), net	45	(151)	492
Income tax expense (benefit)	8,060	(9,377)	109
Depreciation	6,364	5,147	5,640
Amortization of acquired intangible assets	1,984	1,710	2,414
Restructuring	—	231	1,712
Impairment of long-lived assets	150	211	—
Acquisition costs and other related expenses	412	—	—
Fair value adjustments from purchase accounting	(219)	—	—
Stock-based compensation cost	5,580	4,016	4,582

Adjusted EBITDA	$40,883	$29,856	$22,858

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

The following table reconciles our most directly comparable GAAP financial measure to free cash flow:

	Year Ended June 30,
(In thousands)	2011	2010	2009
Cash provided by operating activities	$31,474	$15,708	$11,199
Purchases of property and equipment	(8,825)	(7,334)	(4,126)

Free cash flow	$22,649	$8,374	$7,073

BUSINESS DEVELOPMENTS:

FISCAL 2011

On January 12, 2011, we acquired the outstanding equity interests in LNX Corporation. The purchase price for the acquisition was approximately $31.0 million, subject to post-closing adjustments. We funded the purchase price with cash on hand and assumed no debt. In addition to the $31.0 million cash purchase price, we also committed to pay up to $5.0 million upon the achievement of financial targets in calendar years 2011 and 2012 (see Note C to the consolidated financial statements).

On February 16, 2011, we completed a follow-on public stock offering of 5,577,500 shares of common stock, which were sold at a price to the public of $17.75. The follow-on public stock offering resulted in $93.6 million of net proceeds to us. The underwriting discount of $5.0 million and other expenses of $0.4 million related to the follow-on public stock offering were recorded as an offset to additional paid-in-capital (see Note N to the consolidated financial statements).

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

FISCAL 2009

In September 2008, we completed an asset sale of our former Biotech business for a $0.1 million cash payment, which was received in the second quarter of fiscal 2009, and $0.3 million of preferred shares in the acquiring entity. The Biotech business was previously reported in the results of the MFS operating segment. The accounting for this sale and Biotech’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation and sale (see Note Q to the consolidated financial statements).

In January 2009, we completed the sale of our former Visage Imaging (“VI”) operating segment for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back for general indemnification purposes and employee termination payments to be incurred by the buyer. The sale resulted in a gain of $4.2 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $1.0 million, net of transaction costs, and recognition of a foreign currency translation gain of $3.9 million associated with the VI business, offset by net assets of the business of $0.8 million. The accounting for this sale and the VI operating segment’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation and sale (see Note Q to the consolidated financial statements).

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

In June 2009, we closed on the sale of our former Visualization Sciences Group (“VSG”) operating segment for gross consideration of $12.0 million in cash. The sale resulted in a gain of $6.4 million on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8.2 million, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1.6 million, offset by net assets of the business of approximately $3.4 million. The accounting for this sale and the VSG operating segment’s operating results were included in discontinued operations in fiscal 2009, and prior period results have been reclassified to reflect the discontinuation (see Note Q to the consolidated financial statements).

RESULTS OF OPERATIONS:

FISCAL 2011 VS. FISCAL 2010

The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2011	As a % of Total Net Revenue	Fiscal 2010	As a % of Total Net Revenue
Net revenues	$228,710	100.0%	$199,830	100.0%
Cost of revenues	98,811	43.2	87,298	43.7

Gross margin	129,899	56.8	112,532	56.3
Operating expenses:
Selling, general and administrative	57,868	25.3	51,519	25.7
Research and development	44,500	19.4	41,548	20.8
Amortization of acquired intangible assets	1,984	0.9	1,710	0.9
Impairment of long-lived assets	150	0.1	211	0.1
Restructuring	—	—	231	0.1
Acquisition costs and other related expenses	412	0.2	—	—

Total operating expenses	104,914	45.9	95,219	47.6

Income from operations	24,985	10.9	17,313	8.7
Other income, net	1,582	0.7	1,379	0.7

Income from continuing operations before income taxes	26,567	11.6	18,692	9.4
Income taxes (benefit)	8,060	3.5	(9,377)	(4.7)

Income from continuing operations	18,507	8.1	28,069	14.1
(Loss) income from discontinued operations, net of income taxes	(52)	—	215	0.1
(Loss) gain on sale of discontinued operations, net of income taxes	(13)	—	74	—

Net income	$18,442	8.1%	$28,358	14.2%

REVENUES

(In thousands)	Fiscal 2011	As a % of Total Net Revenue	Fiscal 2010	As a % of Total Net Revenue	$ Change	% Change
ACS	$217,423	95%	$188,967	95%	$28,456	15%
MFS	11,415	5%	10,735	5%	680	6%
Other	(128)	—	128	—	(256)	(200%)

Total revenues	$228,710	100%	$199,830	100%	$28,880	14%

Total revenues increased $28.9 million, or 14%, to $228.7 million during fiscal 2011. International revenues represented approximately 4% and 10% of total revenues during fiscal years 2011 and 2010, respectively. The decrease in international revenues during fiscal 2011 was primarily driven by both the sales to a commercial customer in the European region during the 2010 period whose sales were serviced by the U.K. operations during the 2010 period versus our U.S. operations during the 2011 period, and reduced sales to a commercial customer in the Asia Pacific region during 2011.

ACS revenues increased $28.5 million, or 15%, during fiscal 2011 compared to fiscal 2010. Revenue from sales to defense customers increased $21.1 million, from $146.6 million in fiscal 2010 to $167.7 million in fiscal 2011. This growth was mostly driven by an increase in the radar market, slightly offset by a decline in SSI revenues from $24.4 million to $12.9 million due to the emerging nature of this business which is subject to irregular patterns period to period. Revenue from sales to commercial customers increased $7.2 million, from $42.4 million in fiscal 2010 to $49.6 million in fiscal 2011. This growth was mostly driven by an increase in the semiconductor market driven by end of life buys, slightly offset by a decrease in sales in the commercial communications market. We expect our commercial business to decline significantly in fiscal 2012, after our systems were designed out of two key semiconductor customers’ products.

MFS revenues increased $0.7 million, or 6%, during fiscal 2011 as compared to fiscal 2010. This increase in revenue was primarily driven by an increase of $0.9 million in revenue relating to a persistent ISR development program. This increase was slightly offset by the year over year completion of other development programs.

Net Other revenues decreased $0.3 million during fiscal 2011 as compared to fiscal 2010. Net Other revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 56.8% for fiscal 2011, an increase of 50 basis points from the 56.3% gross margin achieved in fiscal 2010. The increase in gross margin was primarily due to a favorable shift in product mix from lower margin professional service revenues to higher margin product sales. These higher margins were partially offset by increases in manufacturing variances, scrap, and inventory provisions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 12.4%, or $6.4 million, to $57.9 million during fiscal 2011 compared to $51.5 million during fiscal 2010. The increase was primarily due to a $5.8 million increase in employee compensation expense driven by a 54 person increase in headcount, primarily related to the LNX acquisition, company-wide pay increases, and variable compensation increases, including a $1.5 million increase in stock-based compensation. Additionally, there was a $0.7 million increase in business meeting and travel expenses and a $0.5 million increase in depreciation expense. These increases were partially offset by a $1.0 million decrease in IT support expense. Selling, general and administrative expenses decreased as a percentage of revenues to 25.3% during fiscal 2011 from 25.7% during fiscal 2010. We continue to see improved operating leverage by maintaining our selling, general and administrative expenses growth below our revenue growth rate as our business scales.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 7%, or $3.0 million, to $44.5 million during fiscal 2011 compared to $41.5 million for fiscal 2010. The increase was primarily due to a $3.0 million increase in employee compensation expense driven by company-wide pay increases and higher bonuses. Additionally, a $0.7 million increase was due to a reduction in time spent by our engineers on billable projects and $0.9 million increases in IT and facility expense allocations. These increases were primarily offset by fewer purchases of prototype materials of $1.7 million to support long-term construction contracts nearing the end of their development stage. Research and development continues to be a focus of our business with approximately 19.4% of our revenues dedicated to research and development activities during fiscal 2011 and approximately 20.8% of our revenues dedicated to such activities during fiscal 2010. We continue to focus on improving the leverage of our research and development investments.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased 18% or $0.3 million to $2.0 million during fiscal 2011 compared to $1.7 million for fiscal 2010, primarily due to amortization of intangible assets from the LNX acquisition completed during the third quarter of fiscal 2011.

IMPAIRMENT OF LONG-LIVED ASSETS

We recorded $0.2 million in impairment charges during fiscal 2011 compared to $0.2 million in impairment charges recorded in fiscal 2010. The fiscal 2011 charge and $0.1 million of the fiscal 2010 charge represent the impairment of the fair value of the shares we received as compensation in the sale of our former Biotech business. The additional fiscal 2010 charge of $0.1 million was the result of impairment of the remaining value of a terminated license agreement. There were no impairment charges for goodwill in either fiscal 2011 or 2010.

RESTRUCTURING EXPENSE

There was no restructuring expense recorded in fiscal 2011 as compared to $0.2 million in fiscal 2010. Restructuring activities during fiscal 2010 were primarily due to the elimination of four positions under our restructuring plan within the ACS business unit which was enacted in July 2009, following the completion of the divestitures of our non-core businesses as part of the refocusing of our business operations.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.4 million of acquisition costs and other related expenses during fiscal 2011, which consist of transaction costs incurred in connection with the acquisition of LNX Corporation, which was concluded on January 12, 2011.

INTEREST INCOME

Interest income for fiscal 2011 decreased by $0.5 million to nil compared to fiscal 2010. Our marketable securities held during fiscal 2010 yielded higher interest rates than the money market funds and short-term government securities in which our cash was primarily invested during fiscal 2011. We held no marketable securities during fiscal 2011.

INTEREST EXPENSE

Interest expense for fiscal 2011 decreased by $0.3 million to $0.1 million compared to the same period in fiscal 2010. The decrease was the result of the repayment of our borrowings against our ARS at the end of fiscal 2010. We did not have any debt during fiscal 2011, other than capital lease obligations.

OTHER INCOME, NET

Other income, net for fiscal 2011 increased by $0.4 million to $1.6 million compared to $1.2 million in fiscal 2010. Other income, net primarily consists of $1.2 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. The $0.4 million increase is primarily associated with a $0.4 million foreign currency exchange gain during fiscal 2011 as compared to a $0.2 million foreign currency exchange loss for fiscal 2010. The foreign currency exchange gain was largely driven by strengthening of the British pound and the Japanese yen against the U.S. dollar.

INCOME TAXES (BENEFIT)

We recorded a provision for income taxes of $8.1 million in fiscal 2011 reflecting a 30.3% effective tax rate, as compared to a (50.2)% effective tax rate for fiscal 2010. Our provision for income taxes for fiscal year 2011 differed from the federal statutory tax rate of 35% primarily due to the impact of research and development tax credits, the impact of a domestic manufacturing deduction, and favorable discrete items. Our provision for income taxes for fiscal year 2010 differed from the federal statutory rate primarily due to the release of a portion of our valuation allowance on U.S. deferred tax assets, and several favorable discrete items which included a benefit from our 2009 tax return filing concerning our ability to utilize certain net operating losses, a decrease in our valuation allowance for uncertain tax positions and a decrease due to the favorable settlement of issues regarding our 2006 through 2008 tax return filings.

DISCONTINUED OPERATIONS

In accordance with FASB ASC 360, VSG, VI and Biotech have been reflected as discontinued operations for all periods presented in our consolidated financial statements, except the consolidated statements of cash flows. Accordingly, the revenue, costs, expenses, assets and liabilities of VSG, VI and Biotech have been reported separately in the consolidated statements of operations for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

We incurred a loss from discontinued operations of $0.1 million during fiscal 2011 compared to income from discontinued operations of $0.2 million in fiscal 2010.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $10.0 million to $32.0 million during fiscal 2011, as compared to $22.0 million during fiscal 2010. The increase in operating profit was primarily driven by increased revenues of $28.5 million, which drove an improvement in gross margin. This improvement was partially offset by increases in operating expenses necessary to grow the business. However, operating expenses declined as a percent of revenue as we continued to improve our operating leverage.

Losses from the operations of the MFS segment increased by $0.3 million during fiscal 2011 to an operating loss of $1.0 million, as compared to an operating loss of $0.7 million in fiscal 2010. The increase was primarily driven by increased operating expenses relating to additional headcount, partially offset by a $0.9 million increase in revenues from a persistent ISR development program.

See Note P to our consolidated financial statements for more information regarding our operating segments.

FISCAL 2010 VS. FISCAL 2009

The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2010	As a % of Total Net Revenue	Fiscal 2009	As a % of Total Net Revenue
Net revenues	$199,830	100.0%	$188,939	100.0%
Cost of revenues	87,298	43.7	83,509	44.2

Gross margin	112,532	56.3	105,430	55.8
Operating expenses:
Selling, general and administrative	51,519	25.7	51,185	27.1
Research and development	41,548	20.8	42,372	22.4
Amortization of acquired intangible assets	1,710	0.9	2,414	1.3
Impairment of long-lived assets	211	0.1	—	0.0
Restructuring	231	0.1	1,712	0.9
Acquisition costs and other related expenses	—	0.0	—	0.0

Total operating expenses	95,219	47.6	97,683	51.7

Income from operations	17,313	8.7	7,747	4.1
Other income, net	1,379	0.7	271	0.1

Income from continuing operations before income taxes	18,692	9.4	8,018	4.2
Income tax (benefit) expense	(9,377)	(4.7)	109	0.0

Income from continuing operations	28,069	14.1	7,909	4.2
Income (loss) from discontinued operations, net of income taxes	215	0.1	(20,328)	(10.8)
Gain on sale of discontinued operations, net of income taxes	74	0.0	11,157	5.9

Net income (loss)	$28,358	14.2%	$(1,262)	(0.7)%

REVENUES

(In thousands)	FISCAL 2010	As a % of Total Net Revenue	FISCAL 2009	As a % of Total Net Revenue	$ Change	% Change
ACS	$188,967	95%	$183,393	97%	$5,574	3%
MFS	10,735	5%	5,546	3%	5,189	94%
Other	128	—	—	—	128	N/A

Total revenues	$199,830	100%	$188,939	100%	$10,891	6%

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

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 0.7% or $0.3 million to $51.5 million during fiscal 2010 compared to $51.2 million during fiscal 2009. The increase was primarily due to a $1.1 million increase in salary and fringe expense primarily attributed to an increase in severance expense for terminated employees and a $0.2 million increase in recruiting costs associated with filling key executive positions. These increases were partially offset by decreases of $0.8 million in legal fees and $0.4 million in sales commissions paid due to lower bookings. Even with an increase in overall selling, general and administrative expenses in fiscal 2010, these expenses represented approximately 25.7% of our revenues during fiscal 2010, down from 27.1% in fiscal 2009 due to our continued focus on improving the underlying leverage of the business.

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

INCOME TAXES (BENEFIT)

Our income tax benefit of $9.4 million in fiscal 2010 is primarily related to the release a portion of our valuation allowance on our U.S. deferred tax assets. Our effective income tax rate for fiscal 2010 was (50.2)% as a result of releasing a portion of our valuation allowance on our U.S. deferred tax assets. The changes in the valuation allowance resulted in a benefit of $14.8 million. Excluding the impact of changes in the valuation allowance, our income tax provision for fiscal 2010 was an expense of $5.4 million compared to an expense of $0.1 million for fiscal 2009.

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

In January 2009, we completed the sale of our former VI operating segment for gross consideration of $3.0 million in cash. Of the proceeds, a total of $1.1 million was held back for general indemnification purposes and employee termination payments incurred by the buyer. Of the total held back, $0.3 million was used for termination payments, $0.4 million was used for general indemnification purposes and $0.3 million was remitted back to us. The sale resulted in a gain of $4.2 million on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs, of $1.0 million and the recognition of a cumulative foreign currency translation gain of $3.9 million, offset by net assets of the business of approximately $0.8 million. There were no material adjustments to the gain on disposal during fiscal 2010. In December 2008, we were required to perform an interim impairment test of goodwill and long-lived assets as a result of a triggering event: our perceived decline in the market value for the VI business. Based on this interim evaluation, the carrying amount of goodwill in the VI operating segment exceeded the implied fair value, resulting in a goodwill impairment charge of $13.0 million. In December 2008, we also recorded an impairment of the customer relationships intangible asset within the VI operating segment of $1.5 million.

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

See Note P to our consolidated financial statements for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2011, our primary source of liquidity came from existing cash, $93.6 million of net proceeds received from a follow-on public stock offering, and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

Follow-On Public Stock Offering

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

Amended Loan Agreement

On March 30, 2011, we entered into an amendment to the Loan Agreement (as amended, the “Amended Loan Agreement”) with the Lender. We amended the Loan Agreement in order to extend the term during which we may borrow, to make the entire $35 million available for revolving credit, and to obtain more favorable financial covenants and relax mergers and acquisition restrictions. The amendment extended the term of the Revolver for an additional two years, to February 11, 2014, terminated the $20.0 million Term Loan under the original Loan Agreement, and increased the original $15.0 million Revolver to $35.0 million. The amendment also included modifications to the financial covenants as summarized below.

The Amended Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 to 1.0 and a $15.0 million minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17.5 million of minimum cash flow required thereafter).

We have had no borrowings under the credit facility since inception and were in compliance with all covenants in the Amended Loan Agreement as of June 30, 2011.

Shelf Registration Statement

On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit with Silicon Valley Bank, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

CASH FLOWS

(In thousands) As of and for the fiscal year ended	June 30, 2011	June 30, 2010	June 30, 2009
Net cash provided by operating activities	$31,474	$15,708	$11,199
Net cash (used in) provided by investing activities	$(22,683)	$23,615	$66,946
Net cash provided by (used in) financing activities	$97,800	$(30,594)	$(90,897)
Net increase (decrease) in cash and cash equivalents	$106,634	$9,291	$(12,095)
Cash and cash equivalents at end of year	$162,875	$56,241	$46,950

Our cash and cash equivalents increased by $106.6 million during fiscal 2011 primarily as the result of $31.5 million generated by operating activities, $93.6 million net proceeds received from a follow-on public stock offering, $18.0 million cash proceeds from sale of marketable securities and $4.6 million generated from stock related activities, offset by $29.5 million in payment, net of cash acquired, for the LNX acquisition, $8.8 million in capital expenditures and $2.4 million in payments for acquired intangible assets.

Operating Activities

During fiscal 2011, we generated $31.5 million in cash from operations compared to $15.7 million generated from operations during fiscal 2010. The $15.8 million increase in the amount of cash generated from operations was driven by a $15.5 million improvement in accounts receivable primarily driven by collection of a large receivable shipped at the end of fiscal 2010, an $11.6 million increase in provision for deferred income taxes, a $4.0 million increase in cash generated from prepaid income taxes and income taxes payable, a $3.4 million increase in inventory activities, a $1.6 million increase in stock-based compensation, a $1.5 million increase in depreciation and amortization expense, and a $0.9 million reduction in other non-cash items. These improvements were partially offset by lower comparative net income of $9.9 million, a $4.8 million increase in cash used for accounts payable and accrued expenses, a $4.8 million increase in cash used for deferred revenue, customer advances, and other non-current liabilities, and a $3.2 million increase in cash used for prepaid expenses and other current and non-current assets. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

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

Investing Activities

During fiscal 2011, we used cash of $22.7 million in investing activities compared to $23.6 million generated from investing activities during fiscal 2010. The $46.3 million increase in cash used by investing activities was primarily driven by a $29.5 million payment, net of cash acquired, for the LNX acquisition, a $14.0 million decrease in net sales of marketable securities, a $2.1 million increase in cash used for purchases of intangible assets and a $1.5 million increase in capital expenditures, offset by a $0.8 million decrease in cash payments related to the sale of discontinued operations.

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

Financing Activities

During fiscal 2011, we generated $97.8 million in cash from financing activities compared to $30.6 million used by financing activities during fiscal 2010. The $128.4 million increase in cash generated from financing activities was primarily due to $93.6 million of net proceeds received from a follow-on public stock offering, the absence of $33.3 million in payments under our line of credit with UBS, an increase of $1.7 million of cash generated from stock related activities, and a $0.1 million decrease in payments of deferred financing and offering costs. These increases were slightly offset by $0.3 million of cash used in payments of capital lease obligations and other.

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

COMMITMENTS AND CONTRACTURAL OBLIGATIONS

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2011:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$14,457	$3,144	$5,191	$4,408	$1,714
Purchase obligations	15,966	15,966	—	—	—
Supply agreement	1,617	—	1,617	—	—
Capital lease obligations	206	155	51	—	—
Interest due on capital lease obligations	6	5	1	—	—

	$32,252	$19,270	$6,860	$4,408	$1,714

We have a liability at June 30, 2011 of $1.8 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolutions of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are generally for less than one year and aggregated approximately $16.0 million at June 30, 2011.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, we were required to and paid approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of June 30, 2011, the remaining minimum commitment related to this agreement was $1.6 million, which is the 35% “penalty” on the remaining inventory balance. While we expect to continue to purchase this inventory through the expiration of the agreement, we do not expect to purchase the full $6.5 million noted above. As of June 30, 2011, we have recorded an accrued liability of approximately $0.6 million for the 35% penalty we anticipate on paying for unpurchased inventory.

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

During fiscal 2011 and 2010, we did not engage in any related party transactions.

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

Changes in our estimates from period to period, such as changes in assumptions underlying our estimates, may have a material impact on our financial condition or results of operations. Similarly, using the ends of the range of reasonably possible amounts that we determined in formulating our estimate, rather than the reported estimate, may have a material impact on our financial condition or results of operations. However, during the past three fiscal years, such changes in our estimates, including those related to accounts receivable and inventory valuation, and to warranty cost accruals, have not had a material impact on our overall financial performance or on any individual line item in our consolidated financial statements, with the exception of the change in estimate related to the valuation allowances on our deferred tax assets and our goodwill impairment analysis. Our valuation allowances on our deferred tax assets had a $14.8 million benefit to our tax provision during fiscal 2010 and a $6 million benefit to our tax provision during fiscal 2009 (see Note R to the consolidated financial statements). Our assumptions related to our goodwill valuation analysis did not result in an impairment in fiscal 2011, and fiscal 2010 and fiscal 2009.

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

We enter into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in fiscal 2011 was 50% of total revenues. Approximately 30% to 50% of our multiple-deliverable revenue arrangements ship complete within the same quarter.

Effective July 1, 2009, we adopted the Financial Accounting Standard Boards (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13 (“FASB ASU 2009-13”), Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition Multiple-Element Arrangements (“FASB ASC 605-25”). FASB ASU 2009-13 eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. FASB ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimated selling price (“BESP”), if neither VSOE or TPE is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us on July 1, 2010; however, we elected to early adopt, as permitted by the guidance. As such, we have prospectively applied the provisions of FASB ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009.

Per the provisions of FASB ASU 2009-13, we allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists, otherwise TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use BESP. We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.

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

TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. As noted above, we are not able to use TPE as we are usually unable to obtain sufficient information on competitor pricing to substantiate TPE.

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

We plan to analyze the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

In electing to early adopt FASB ASU 2009-13, we also early adopted FASB ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“FASB ASU 2009-14”). FASB ASU 2009-14 amends the FASB ASC 985-605, Software Revenue Recognition, to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. These arrangements are instead subject to the guidance in FASB ASC 605-25. We monitor all multiple-element arrangements to determine if they are in scope of FASB ASU 2009-14, and when applicable will apply all relevant criteria per guidance. The adoption of FASB ASU 2009-14 has not had a material impact on our financial position or results of operations.

For multiple-element arrangements entered into prior to July 1, 2009, in accordance with FASB ASC 605-25, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially within our control. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement. For multiple-element arrangements for which we do not have fair value for the undelivered elements, we either defer all revenue until the order ships complete, or in the event where a maintenance arrangement is the only undelivered element, we generally amortize the fair value of maintenance agreement over the maintenance period.

We also engage in long-term contracts for development, production and services activities which we account for consistent with FASB ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. We establish billing terms at the time project deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables. The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

We do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment. Revenues from product royalties are recognized upon invoicing to the customer unless another reasonable and reliable method of recognition is more appropriate. Additionally, all revenues are reported net of government assessed taxes (e.g. sales taxes or value-added taxes).

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, we use consistent methodologies to evaluate inventory for net realizable value. We reduce the value of inventory for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets result from our various business acquisitions (see Note D) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer relationships and non-compete agreements. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed or otherwise used up.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of FASB ASC 350, Intangibles-Goodwill and Other (“FASB ASC 350”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

LONG-LIVED ASSETS

Long-lived assets primarily include property and equipment and acquired intangible assets. We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment in accordance with FASB ASC 360, Property, Plant, and Equipment (“FASB ASC 360”). We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

PRODUCT WARRANTY

Our product sales generally include a standard 12 month hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

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

FASB ASC 740, Income Taxes, requires a two-step approach to recognizing and measuring uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Our determination of fair value of stock-based payment awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, the expected forfeiture rate of the awards and the actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. We have elected under FASB ASC 718, Compensation—Stock Compensation, to recognize the fair value of awards with pro-rata vesting on a straight-line basis over the requisite service period.

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

INTEREST RATE RISK

Our exposure to interest rate risk is related primarily to our investment portfolio and our line of credit. Our investment portfolio includes money market funds from high quality U.S. government issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer. Our line of credit was unused at June 30, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. We also have audited Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Computer Systems, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Computer

Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Mercury Computer Systems, Inc. and subsidiaries acquired LNX Corporation during fiscal year 2011, and management excluded from its assessment of the effectiveness of Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2011 LNX Corporation’s internal control over financial reporting associated with total assets of 12 percent and total revenues of 2 percent included in the consolidated financial statements of Mercury Computer Systems, Inc. and subsidiaries as of and for the year ended June 30, 2011. Our audit of internal control over financial reporting of Mercury Computer Systems, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of LNX Corporation.

As discussed in Note B to the consolidated financial statements, the Company has changed its method of accounting for revenue arrangements with multiple-deliverables entered into or substantially modified after July 1, 2009 to adopt FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements.

/s/ KPMG LLP

Boston, Massachusetts

August 18, 2011

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$162,875	$56,241
Receivables related to marketable securities	—	18,025
Accounts receivable, net of allowance for doubtful accounts of $17 and $163 at June 30, 2011 and 2010, respectively	44,786	36,726
Unbilled receivables	1,059	6,938
Inventory	18,540	17,622
Deferred income taxes	7,678	5,393
Prepaid income taxes	1,075	2,546
Prepaid expenses and other current assets	4,171	2,363

Total current assets	240,184	145,854
Restricted cash	3,000	3,000
Property and equipment, net	14,520	10,298
Goodwill	79,558	57,653
Acquired intangible assets, net	16,702	1,141
Deferred income taxes	—	5,419
Other non-current assets	1,598	973

Total assets	$355,562	$224,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,972	$10,533
Accrued expenses	5,607	5,078
Accrued compensation	16,288	10,723
Income taxes payable	201	220
Deferred revenues and customer advances	6,138	8,051

Total current liabilities	36,206	34,605
Deferred gain on sale-leaseback	5,556	6,713
Deferred income taxes	3,877	—
Income taxes payable	1,777	1,836
Other non-current liabilities	6,710	2,072

Total liabilities	54,126	45,226
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 29,143,738 and 22,883,314 shares issued and outstanding at June 30, 2011 and 2010 respectively	291	229
Additional paid-in capital	213,777	110,270
Retained earnings	86,113	67,671
Accumulated other comprehensive income	1,255	942

Total shareholders’ equity	301,436	179,112

Total liabilities and shareholders’ equity	$355,562	$224,338

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended June 30,
	2011	2010	2009
Net revenues	$228,710	$199,830	$188,939
Cost of revenues	98,811	87,298	83,509

Gross margin	129,899	112,532	105,430
Operating expenses:
Selling, general and administrative	57,868	51,519	51,185
Research and development	44,500	41,548	42,372
Amortization of acquired intangible assets	1,984	1,710	2,414
Impairment of goodwill and long-lived assets	150	211	—
Restructuring .	—	231	1,712
Acquisition costs and other related expenses	412	—	—

Total operating expenses	104,914	95,219	97,683

Income from operations	24,985	17,313	7,747
Interest income	34	532	2,059
Interest expense	(79)	(381)	(2,551)
Other income, net	1,627	1,228	763

Income from continuing operations before income taxes (benefit)	26,567	18,692	8,018
Income taxes (benefit)	8,060	(9,377)	109

Income from continuing operations	18,507	28,069	7,909
(Loss) income from discontinued operations, net of income taxes	(52)	215	(20,328)
(Loss) gain on sale of discontinued operations, net of income taxes	(13)	74	11,157

Net income (loss)	$18,442	$28,358	$(1,262)

Basic net earnings (loss) per share:
Income from continuing operations	$0.73	$1.25	$0.36
(Loss) income from discontinued operations	—	0.01	(0.92)
Gain on sale of discontinued operations	—	—	0.50

Net income (loss)	$0.73	$1.26	$(0.06)

Diluted net earnings (loss) per share:
Income from continuing operations	$0.71	$1.22	$0.35
(Loss) income from discontinued operations	(0.01)	0.01	(0.91)
Gain on sale of discontinued operations	—	—	0.50

Net income (loss)	$0.70	$1.23	$(0.06)

Weighted-average shares outstanding:
Basic	25,322	22,559	22,150

Diluted	26,209	23,008	22,416

Comprehensive income:
Net income (loss)	$18,442	$28,358	$(1,262)
Foreign currency translation adjustments for sale of businesses	—	—	(5,454)
Other foreign currency translation adjustments	311	368	(2,467)
Net unrealized gain (loss) on investments	2	(83)	3,129

Total comprehensive income (loss)	$18,755	$28,643	$(6,054)

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended June 30, 2011, 2010 and 2009

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount
Balance June 30, 2008	21,972	$220	$100,268	$40,575	$5,449	$146,512
Issuance of common stock under employee stock incentive plans	397	4	160			164
Issuance of common stock under employee stock purchase plan	96	1	530			531
Repurchase of common stock	(89)	(1)	(683)			(684)
Stock-based compensation			4,568			4,568
Net loss				(1,262)		(1,262)
Net unrealized gain on securities					3,129	3,129
Foreign currency translation adjustments for sales of businesses					(5,454)	(5,454)
Other foreign currency translation adjustments					(2,467)	(2,467)

Balance June 30, 2009	22,376	$224	$104,843	$39,313	$657	$145,037
Issuance of common stock under employee stock incentive plans	455	5	997			1,002
Issuance of common stock under employee stock purchase plan	94	1	846			847
Repurchase of common stock	(42)	(1)	(432)			(433)
Stock-based compensation			4,016			4,016
Net income				28,358		28,358
Net unrealized loss on securities					(83)	(83)
Foreign currency translation adjustments					368	368

Balance June 30, 2010	22,883	$229	$110,270	$67,671	$942	$179,112
Issuance of common stock under employee stock incentive plans	594	6	2,590			2,596
Issuance of common stock under employee stock purchase plan	89	1	1,093			1,094
Follow-on public stock offering	5,578	55	93,550			93,605
Stock-based compensation			5,580			5,580
Tax benefit from employee stock plan awards			694			694
Net income				18,442		18,442
Net unrealized gain on investments					2	2
Foreign currency translation adjustments					311	311

Balance June 30, 2011	29,144	$291	$213,777	$86,113	$1,255	$301,436

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$18,442	$28,358	$(1,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	8,348	6,857	9,364
Stock-based compensation expense	5,580	4,016	4,568
Provision (benefit) for deferred income taxes	1,888	(9,698)	(1,373)
Non-cash interest expense	72	32	750
Impairment of goodwill and long-lived assets	150	211	14,555
Excess tax benefit from stock-based compensation	(893)	(1,494)	(976)
Loss (gain) on sale of discontinued operations	13	(74)	(11,157)
Other non-cash income	(983)	(1,266)	(1,157)
Changes in operating assets and liabilities, net of effects of businesses acquired and disposed of:
Accounts receivable	257	(15,256)	1,237
Inventory	2,514	(859)	7,478
Prepaid income taxes	1,567	(2,162)	—
Prepaid expenses and other current assets	(2,120)	505	4,977
Other assets	(677)	(113)	349
Accounts payable and accrued expenses	931	5,708	(12,668)
Deferred revenues and customer advances	(3,696)	234	(3,048)
Income taxes payable	21	(262)	1,319
Other non-current liabilities	60	971	(1,757)

Net cash provided by operating activities	31,474	15,708	11,199

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(29,508)	—	—
Sales and maturities of marketable securities	18,025	32,025	199,099
Purchases of marketable securities	—	—	(138,583)
Purchases of property and equipment	(8,825)	(7,334)	(4,126)
Payments for acquired intangible assets	(2,375)	(250)	(234)
(Payments) proceeds from sale of discontinued operations, net	—	(826)	9,959
Proceeds from redemption of insurance policies	—	—	831

Net cash (used in) provided by investing activities	(22,683)	23,615	66,946

Cash flows from financing activities:
Proceeds from follow-on public stock offering, net	93,605	—	—
Proceeds from employee stock plans	3,690	1,849	695
Excess tax benefit from stock-based compensation	893	1,494	976
(Payments) borrowings under line of credit, net	—	(33,364)	33,364
Payments of deferred financing costs	(31)	(170)	—
Payments of deferred offering costs	(59)	—	—
Repurchases of common stock	—	(433)	(684)
Payments of principal under notes payable	—	—	(125,000)
(Payments) proceeds of capital lease obligations	(298)	30	(248)

Net cash provided by (used in) financing activities	97,800	(30,594)	(90,897)

Effect of exchange rate changes on cash and cash equivalents	43	562	657

Net increase (decrease) in cash and cash equivalents	106,634	9,291	(12,095)
Cash and cash equivalents at beginning of year	56,241	46,950	59,045

Cash and cash equivalents at end of year	$162,875	$56,241	$46,950

Cash paid (received) during the period for:
Interest	$45	$150	$1,877
Income taxes	$4,397	$2,587	$(3,523)
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$9,204	$6,219	$2,301
Acquisition of intangible assets	$495	$—	$—
Capital lease	$251	$168	$—

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial computing markets. The Company’s solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, the Company’s sub-systems process real-time radar, video, sonar and signals intelligence data. The Company provides microwave products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the prime defense contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”), to focus on reaching the federal intelligence and homeland security agencies.

The Company’s products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare, or EW, systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. The Company’s products or solutions have been deployed in approximately 300 different programs with over 25 different prime defense contractors.

B. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements, excluding the fiscal 2009 statement of cash flows, were restated to reflect the discontinuation and sale of the Biotech business (“Biotech”), the Visage Imaging (“VI”) business and the Visualization Sciences Group (“VSG”) business.

BUSINESS COMBINATIONS

The Company utilizes the acquisition method of accounting under Financial Accounting Standard Boards (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations, (“FASB ASC 805”), for all transactions and events which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and in establishing the acquisition date fair value as measurement date for all assets and liabilities assumed. The Company also utilizes FASB ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. The results of operations of the acquired LNX Corporation (“LNX”) have been aggregated with the Advanced Computing Solutions (“ACS”) segment and are included in the Company’s consolidated results since the January 12, 2011 acquisition date.

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

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in fiscal 2011 was 50% of total revenues. Approximately 30% to 50% of the Company’s multiple-deliverable revenue arrangements ship complete within the same quarter.

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2009-13 (“FASB ASU 2009-13”), Multiple-Deliverable Revenue Arrangements, which amends FASB ASC Topic 605-25, Revenue Recognition Multiple-Element Arrangements (“FASB ASC 605-25”). FASB ASU 2009-13 eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. FASB ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimated selling price (“BESP”), if neither VSOE or TPE is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for the Company on July 1, 2010; however, the Company elected to early adopt, as permitted by the guidance. As such, the Company has prospectively applied the provisions of FASB ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009.

Per the provisions of FASB ASU 2009-13, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using VSOE, if it exists, otherwise TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses BESP. The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company typically will determine selling price using VSOE or BESP.

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

TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. As noted above, the Company does not use TPE as the Company is usually unable to obtain sufficient information on competitor pricing to substantiate TPE.

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

In electing to early adopt FASB ASU 2009-13, the Company also early adopted FASB ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“FASB ASU 2009-14”). FASB ASU 2009-14 amends the FASB ASC 985-605, Software Revenue Recognition, to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. These arrangements are instead subject to the guidance in FASB ASC 605-25. The Company monitors all multiple-element arrangements to determine if they are in scope of FASB ASU 2009-14, and when applicable will apply all relevant criteria per guidance. The adoption of FASB ASU 2009-14 has not had a material impact on the Company’s financial position or results of operations.

For multiple-element arrangements entered into prior to July 1, 2009, in accordance with FASB ASC 605-25, the Company defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price that is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially within the Company’s control. Fair value is generally limited to the price charged when the same or similar element is sold separately or, if applicable, the stated substantive renewal rate in the agreement. For multiple-element arrangements for which the Company does not have fair value for the undelivered elements, it either defers all revenue until the order ships complete, or in the event a maintenance arrangement is the only undelivered element, it generally amortizes the fair value of maintenance agreement over the maintenance period.

The Company also engages in long-term contracts for development, production and services activities which it accounts for consistent with FASB ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. The Company establishes billing terms at the time project deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

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

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of highly liquid money market funds and U.S. government and U.S. government agency issues with remaining maturities of 90 days or less at the date of purchase, are carried at fair market value which approximates cost. The Company also has restricted cash which is classified as a non-current asset due to the length of the restriction.

RECEIVALBES RELATED TO MARKETABLE SECURITIES

The Company classifies investments in marketable securities, as available-for-sale at the time of purchase and periodically re-evaluates such classification. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income until disposition of the security. There were no securities classified as held-to-maturity as of June 30, 2011 and 2010.

On June 30, 2010, the Company exercised the put option to sell its remaining $18,025 auction rated securities (“ARS”) balance to UBS at par value. The transaction settled on July 1, 2010.

The fair value of cash equivalents and receivable related to marketable securities represents the quoted market prices at the balance sheet dates. Debt securities with maturities at date of purchase of greater than 90 days but less than one year to maturity at a particular balance sheet date are classified as short-term marketable securities. Debt securities that have remaining maturities of greater than one year at a particular balance sheet date are classified as long-term marketable securities. There were no debt securities as of June 30, 2011 and 2010.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2011 and 2010, the Company had approximately $162,869 and $56,199, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions. Additionally, the Company had an $18,025 receivable balance related to marketable securities from UBS as of June 30, 2010.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2011, five customers accounted for 74% of the Company’s receivables. At June 30, 2010, nine customers accounted for 80% of the Company’s receivables.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. Once an item is written down, the value becomes the new inventory cost basis. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of FASB ASC 350, Intangibles-Goodwill and Other (“FASB ASC 350”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Acquired intangible assets result from the Company’s various business acquisitions (see Note D) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer relationships, backlog, and non-compete agreements. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed or otherwise used up.

LONG-LIVED ASSETS

Long-lived assets primarily include property and equipment and acquired intangible assets. The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with FASB ASC 360, Property, Plant, and Equipment (“FASB ASC 360”). The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

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

Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with FASB ASC 350. During fiscal 2011, the Company capitalized $1,000 of software development costs. Software development costs qualifying for capitalization were not material for the years ended June 30, 2010 and 2009.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs are primarily made up of labor charges and prototype material and development expenses.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During fiscal 2011, 2010 and 2009, advertising expenses totaled $259, $255 and $148, respectively, and were included in selling, general and administrative expense in the consolidated statements of operations.

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

FASB ASC 740, Income Taxes, requires a two-step approach to recognizing and measuring uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards is affected by the Company’s stock price as well as valuation assumptions, including the volatility of the Company’s stock price, expected term of the option, risk-free interest rate and expected dividends. The fair value of restricted stock awards are based on the stock price on the date of grant.

COMPREHENSIVE INCOME

Comprehensive income consists of net income (loss) and other comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on investments.

The components of accumulated other comprehensive income were as follows:

	June 30,
	2011	2010
Accumulated foreign currency translation adjustments	$1,253	$942
Accumulated net unrealized gains on investments	2	—

Total accumulated other comprehensive income	$1,255	$942

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective March 31, 2010, FASB amended FASB ASC 350, to require an entity to disclose accumulated goodwill impairment losses in the rollforward of goodwill for years beginning after December 15, 2008. The FASB staff clarified that the intent of the amendment was to include accumulated goodwill impairment losses in the rollforward from the adoption date of FASB ASC 350. There are no accumulated goodwill impairment losses at June 30, 2011.

Effective July 1, 2010, the Company adopted FASB ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. generally accepted accounting principles to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively and early adoption is permitted. This guidance is effective for the Company on January 1, 2012; however, the Company has elected to early adopt as permitted by the guidance. As such, effective June 2011, the Company has presented the components of net income and comprehensive income in one consecutive financial statement. Such adoption did not have a material impact on the Company’s financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for the Company on July 1, 2011 and it is not expected to have a material impact to the Company’s consolidated financial statements.

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

C. Acquisitions

On January 12, 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with LNX, the holders of the equity interests of LNX, and Lamberto Raffaelli, as the sellers’ representative (collectively, the “Sellers”). Pursuant to the Stock Purchase Agreement, the Company completed its purchase of all of the outstanding equity interests in LNX, and LNX became a wholly-owned subsidiary of the Company. Based in Salem, NH, LNX designs and builds next generation radio frequency receivers for signal intelligence, communication intelligence as well as electronic attack applications. LNX is included in the Advanced Computing Solutions (“ACS”) business unit.

The Company acquired LNX for a purchase price of $31,000 paid in cash, plus an earnout of up to $5,000 payable in cash, based upon achievement of financial targets during calendar years 2011 and 2012. The purchase price was subject to post-closing adjustment based on a determination of LNX’s closing net working capital. The Company funded the purchase price with cash on hand. The Company acquired LNX free of bank debt. Immediately prior to the consummation of the acquisition, LNX divested its non-defense global procurement business. The Company determined the fair value of the contingent consideration as part of the LNX acquisition based on the probability of LNX attaining the specified financial targets and assigned a fair value of $4,828 to the liability. As of June 30, 2011, the Company expects to achieve the financial targets and to pay the full earnout. In accordance with the Stock Purchase Agreement, $6,200 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers’ indemnification obligations, of which $1,523 was released to the Sellers and $27 was released to the Company in March 2011, upon the final calculation of net working capital. The $4,650 remaining in escrow is available for indemnification claims through January 2013.

Following the acquisition, the Company’s LNX subsidiary became a guarantor under the Company’s Loan Agreement and granted a security interest in its assets in favor of the Lender (see Note L).

The following table presents the net purchase price for the acquisition of LNX:

Net Purchase Price
Consideration transferred
Cash paid at closing	$31,000
Working capital adjustment	(272)
Less cash acquired	(1,220)

Total cash paid, net of cash acquired	29,508
Fair value of contingent consideration	4,828

Net purchase price	$34,336

The following table presents the preliminary allocation of the net purchase price for LNX:

Net Purchase Price Allocation
Cash	$1,220
Accounts receivable	2,131
Inventory	3,402
Property and equipment	1,655
Intangible assets	14,800
Other assets	1,176
Goodwill	21,905
Accrued expenses	(3,995)
Other current liabilities	(500)
Deferred taxes & other non-current liabilities	(6,238)

Total purchase price	35,556
Less cash acquired	(1,220)

Net purchase price	$34,336

The amounts above represent the fair value estimates as of June 30, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable. There were no material adjustments to the initial fair value estimates.

The goodwill of $21,905 arising from the LNX acquisition consists largely of the synergies and expansion of the Company’s service offerings related to next generation radio frequency receivers for signal intelligence, communication intelligence as well as electronic attack applications expected from combining the operations of the Company and LNX.

The Company incurred $412 in acquisition costs and other related expenses during fiscal 2011, which were expensed as incurred.

For fiscal 2011, LNX revenues and net income included in the Company’s consolidated statements of operations was immaterial. Pro forma results of operations have not been presented due to the immaterial nature of these amounts.

D. Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the years ended June 30, 2011:

Amounts
Balance at June 30, 2009 and 2010	$57,653
Goodwill arising from the LNX acquisition	21,905

Balance at June 30, 2011	$79,558

In fiscal 2011, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company has determined that its reporting units are the same as its operating segments, which, following the divestiture of the VI and VSG operating segments, includes the ACS and the MFS operating segments. As of June 30, 2011 and 2010, the ACS operating segment was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only.

The Company tests goodwill for impairment by evaluating the fair value of the reporting unit as compared to the book value. If the book value of the reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. For fiscal 2011, this evaluation was performed in the Company’s fourth quarter. The evaluation was performed consistent with prior years and relied on a discounted cash flow analysis, which was corroborated by two market-based analyses: one evaluated guideline companies and another that reviewed comparable transactions. For each analysis performed, the fair value of the reporting unit was deemed to be in excess of the book value. As such, no impairment charge was recorded.

In fiscal 2010 and 2009, goodwill was determined to be appropriately valued and no impairment charge was recorded.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2011
Customer relationships	$18,300	$(7,530)	$10,770	6.7 years
Licensing agreements, trademarks and patents	4,045	(1,622)	2,423	5.5 years
Completed technologies	2,900	(227)	2,673	6.0 years
Backlog	800	(188)	612	2.0 years
Non-compete agreements	500	(276)	224	5.0 years

	$26,545	$(9,843)	$16,702

JUNE 30, 2010
Customer relationships	$7,200	$(6,891)	$309	5.2 years
Licensing agreements, trademarks and patents	1,300	(786)	514	8.0 years
Non-compete agreements	500	(182)	318	5.0 years

	$9,000	$(7,859)	$1,141

Estimated future amortization expense for acquired intangible assets remaining at June 30, 2011 is as follows:

Year Ending June 30,
2012	$2,810
2013	2,842
2014	2,826
2015	2,690
2016	2,326
Thereafter	3,208

Total future amortization expense	$16,702

The following table summarizes the acquired intangible assets arising as a result of the LNX acquisition.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2011
Customer relationships	$11,100	$(330)	$10,770	7.7 years
Completed technologies	2,900	(227)	2,673	6.0 years
Backlog	800	(188)	612	2.0 years

	$14,800	$(745)	$14,055

In fiscal 2011, the Company purchased two IP licenses for $2,745. These licenses were recorded as intangible assets and are being amortized over one and five years.

E. Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Years Ended June 30,
	2011	2010	2009
Income from continuing operations—basic	$18,507	$28,069	$7,909
(Loss) income from discontinued operations, net of income taxes	(52)	215	(20,328)
(Loss) gain on sale of discontinued operations, net of income taxes	(13)	74	11,157

Net income (loss)	$18,442	$28,358	$(1,262)

Shares used in computation of net earnings (loss) per share—basic	25,322	22,559	22,150
Effect of dilutive equity instruments	887	449	266

Shares used in computation of net earnings (loss) per share—diluted	26,209	23,008	22,416

Net earnings (loss) per share—basic
Income from continuing operations	$0.73	$1.25	$0.36
(Loss) income from discontinued operations	—	0.01	(0.92)
Gain on sale of discontinued operations	—	—	0.50

Net income (loss)	$0.73	$1.26	$(0.06)

Net earnings (loss) per share—diluted
Income from continuing operations	$0.71	$1.22	$0.35
(Loss) income from discontinued operations	(0.01)	0.01	(0.91)
Gain on sale of discontinued operations	—	—	0.50

Net income (loss)	$0.70	$1.23	$(0.06)

Weighted average equity instruments to purchase 753, 1,705 and 3,768 shares of common stock were not included in the calculation of diluted net earnings (loss) per share for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, because the equity instruments were anti-dilutive. Additionally, up to 4,135 shares, which represent the securities that had been contingently issuable under the Company’s outstanding debt obligations, were not included in the dilutive net loss per share for the fiscal year ended June 30, 2009 because the equity instruments were anti-dilutive.

On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of the Company’s common stock, at a price to the public of $17.75, generating net proceeds, after underwriting fees and expenses, of $93,605. As a result, an additional 2,129 weighted average shares outstanding were included in the calculation of basic and diluted net earnings per shares for fiscal 2011.

F. Receivables Related to Marketable Securities

On June 30, 2010, the Company exercised the put option to sell its remaining $18,025 ARS balance to UBS at par value. The transaction settled on July 1, 2010. As a result of the transaction, the put option was exercised and the Company had a receivable balance of $18,025 from UBS as of June 30, 2010. The realized net gains on the ARS in fiscal 2010 were not material.

G. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, restricted cash, ARS and contingent consideration. FASB ASC 820, Fair Value Measurement and Disclosures, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Fair Value Measurements
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$153,038	$153,038	$—	$—
Restricted cash	3,000	3,000	—	—

Total	$156,038	$156,038	$—	$—

Liabilities:
Contingent consideration	$4,854	$—	$—	$4,854

The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The Company determines the fair value of the contingent consideration related to the LNX acquisition based on the probability of LNX attaining specific financial targets using an appropriate discount rate to present value the liability. The following table provides a rollforward of the fair value of the contingent consideration, whose fair values were determined by Level 3 inputs:

Fair Value
Balance at June 30, 2010	$—
Contingent consideration from the LNX acquisition	4,828
Recognition of accretion expense in operating expenses	26

Balance at June 30, 2011	$4,854

The following table summarizes the fair value measurements as of June 30, 2010, for the Company’s financial instruments:

	Fair Value Measurements
	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$52,659	$52,659	$—	$—
Restricted cash	3,000	3,000	—	—

Total	$55,659	$55,659	$—	$—

H. Inventory

Inventory was comprised of the following:

	June 30,
	2011	2010
Raw materials	$7,314	$6,287
Work in process	7,554	6,326
Finished goods	3,672	5,009

Total	$18,540	$17,622

There are no amounts in inventory relating to contracts having production cycles longer than one year.

I. Restricted Cash

The Company has deposited $3,000 with its bank as collateral for the landlord pursuant to the sale-lease back transaction entered in April 2007 for the Company’s headquarters in Chelmsford, Massachusetts (see Note J). The balance is classified as restricted cash on the accompanying consolidated balance sheet at June 30, 2011 and 2010, and is reflected in non-current assets.

J. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2011	2010
Computer equipment and software	2-4	$47,675	$50,680
Furniture and fixtures	5	6,967	6,795
Building and leasehold improvements	lesser of estimated useful life or lease term	1,837	1,354
Machinery and equipment	5	5,213	2,732
Vehicles	5	119	—

		61,811	61,561
Less: accumulated depreciation and amortization		(47,291)	(51,263)

		$14,520	$10,298

In fiscal 2011 and 2010, the Company retired $10,143 and $20,310, respectively, of fully depreciated computer equipment and software assets that were no longer in use by the Company. The retirement was part of an on-going effort by the Company to review and identify all assets that are still in use by the Company, and to retire those that are not.

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2011, 2010 and 2009 was $6,364, $5,147 and $5,640, respectively.

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

K. Product Warranty Accrual

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

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Beginning balance at July 1,	$1,186	$1,750	$1,934
Accruals for warranties issued during the period	970	997	2,507
Settlements made during the period	(1,262)	(1,561)	(2,691)

Ending balance at June 30,	$894	$1,186	$1,750

L. Debt

Debt consisted of the following of which the current portion is included in accrued expenses and the non-current portion is included other non-current liabilities:

	June 30,
	2011	2010
Capital lease obligations	$206	$142
Less: current portion	(155)	(53)

Total non-current capital lease obligations	$51	$89

The following summarizes the future cash payment obligations (excluding interest) as of June 30, 2011:

Year Ending June 30,
2012	$155
2013	51

$206

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

Amended Loan Agreement

On March 30, 2011, the Company entered into an amendment to the Loan Agreement (as amended, the “Amended Loan Agreement”) with the Lender. The amendment extended the term of the Revolver for an additional two years, to February 11, 2014, terminated the $20,000 Term Loan under the original Loan Agreement, increased the original $15,000 Revolver to $35,000. The amendment also included modifications to the financial covenants as summarized below.

The Amended Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 to 1.0 and a $15,000 minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17,500 of minimum cash flow required thereafter).

The Company has had no borrowings under the credit facility since inception and was in compliance with all covenants in the Amended Loan Agreement as of June 30, 2011.

Borrowings Under UBS Line of Credit

In October 2008, the Company received a rights offering from UBS (the “offering”) in which the Company elected to participate. By electing to participate in the offering, the Company (1) received the right to sell the ARS back to UBS at par plus interest, at the Company’s sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. Upon borrowing against the ARS, the Company would forgo the interest income on the underlying ARS, while the borrowings are outstanding. The line of credit included in the offering replaced the Company’s previous margin loan facility with UBS. On June 28, 2010, the Company repaid the remaining $11,349 line of credit balance to UBS. As of June 30, 2010, there were no borrowings against this line of credit. The UBS line of credit terminated on July 1, 2010 upon the settlement of the put option for our ARS and the receipt of $18,025 in cash.

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

Upon issuance of the Notes, the Company received net proceeds of $120,889 after offering expenses of $4,111, which were recorded as deferred financing costs in other long-term assets on the balance sheet and were amortized over the five-year term to May 1, 2009, the first optional redemption date of the debt. For fiscal 2009, additional interest expense from the amortization of these deferred financing costs totaled $705. On February 4, 2009, the Company repurchased $119,688 (face value) aggregate principal amount from a holder of the Notes. The Company repurchased the Notes for aggregate consideration equal to the principal amount of the Notes plus accrued interest. The Company paid the consideration for the Notes from a combination of cash on hand and the proceeds from the sale of certain U.S. Treasury securities held by the Company.

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

In connection with the divestitures of the Company’s former VI, VSG, Biotech and ES/PS businesses, which occurred in January 2009, June 2009, September 2008, and May 2008, respectively, the Company provided indemnification to the buyers of the respective businesses. The Company’s indemnification obligations generally cover the buyers for damages resulting from breaches of representations, warranties and covenants contained in the applicable purchase and sale agreement and generally cover pre-closing tax liabilities of the divested businesses. In addition, the Company agreed to indemnify the buyer of the VI business for certain post-closing employee severance expenses. The total paid to the buyer under this obligation was $344. As of June 30, 2010, this employee severance obligation was closed. The Company’s indemnification obligations regarding the divested businesses are generally subject to caps on the Company’s obligations.

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

PURCHASE COMMITMENTS

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of June 30, 2011, the remaining minimum commitment related to this agreement was $1,617, which is the 35% penalty on the remaining inventory balance. As of June 30, 2011, the Company has recorded an accrued liability of approximately $586 for the 35% penalty it anticipates on paying for unpurchased inventory.

As of June 30, 2011, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $15,966.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2017. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2011, 2010 and 2009 was $3,369, $3,613 and $3,575, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2012	$3,144
2013	2,768
2014	2,423
2015	2,248
2016	2,160
2017	1,714

Total minimum lease payments	$14,457

N. Shareholders’ Equity

FOLLOW-ON PUBLIC STOCK OFFERING

On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of common stock, which were sold at a price to the public of $17.75. The follow-on public stock offering resulted in $93,605 of net proceeds to the Company. The underwriting discount of $4,950 and other expenses of $446 related to the follow-on public stock offering were recorded as an offset to additional paid-in-capital.

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

O. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 5,092 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). On October 21, 2010, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2005 plan to 5,092, an increase of 1,000. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,540 shares available for future grant under the 2005 Plan at June 30, 2011.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,100 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2011, 2010 and 2009 was 89, 94 and 96, respectively. Shares available for future purchase under the ESPP totaled 164 at June 30, 2011.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2011
Outstanding at June 30, 2009	2,980	$13.87	5.69
Granted	56	10.41
Exercised	(130)	7.72
Cancelled	(294)	17.38

Outstanding at June 30, 2010	2,612	$13.70	4.69
Granted	77	13.70
Exercised	(315)	8.25
Cancelled	(81)	16.41

Outstanding at June 30, 2011	2,293	$14.35	3.88	$12,245

Vested and expected to vest at June 30, 2011	2,278	$14.38	3.88	$12,117
Exercisable at June 30, 2011	1,891	$15.41	3.70	$8,515

The intrinsic value of the options exercised during fiscal year 2011, 2010 and 2009 was $2,979, $532 and $24, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2011, there was $1,218 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 0.9 years from June 30, 2011. As of June 30, 2010, there was $2,406 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 1.8 years from June 30, 2010.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2009:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	666	$8.97
Granted	609	10.21
Vested	(325)	10.39
Forfeited	(122)	8.22

Outstanding at June 30, 2010	828	$9.44
Granted	738	12.47
Vested	(279)	9.42
Forfeited	(100)	10.57

Outstanding at June 30, 2011	1,187	$11.23

An aggregate of 79 shares of restricted stock that were granted to employees of LNX Corporation joining the Company in connection with the acquisition of LNX in January 2011 are included in the granted figure in the table above.

The total fair value of restricted stock awards vested during fiscal year 2011, 2010 and 2009 was $4,175, $3,485 and $2,945, respectively.

Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2011, there was $10,400 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.6 years from June 30, 2011. As of June 30, 2010, there was $6,411 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.8 years from June 30, 2010.

STOCK-BASED COMPENSATION ASSUMPTIONS AND EXPENSE

The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the fiscal years 2011, 2010 and 2009 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2011	2010	2009
Cost of revenues	$263	$251	$251
Selling, general and administrative	4,609	3,145	3,223
Research and development	708	620	1,108

Share-based compensation expense before tax	5,580	4,016	4,582
Income tax benefit	(1,966)	(1,499)	—

Share-based compensation expense	$3,614	$2,517	$4,582

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during fiscal years 2011, 2010 and 2009:

	Years Ended June 30,
	2011	2010	2009
Weighted-average fair value of options granted	$7.25	$7.17	$3.76
Option life(1)	5.0 years	5.0 years	5.5 years
Risk-free interest rate(2)	1.27%	2.38%	2.34%
Stock volatility(3)	63%	87%	65%
Dividend rate	0%	0%	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

P. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company is organized in two business segments. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computing Solutions (“ACS”). This business unit is focused on specialized, high performance signal end-to-end processing solutions that encompass signal acquisition including microwave front-end, digitalization, computing, storage and communications, targeted to key market segments, including defense, communications and other commercial application.

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

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
YEAR ENDED JUNE 30, 2011
Net revenues to unaffiliated customers	$217,423	$11,415	$—	$(128)	$228,710
Intersegment revenues	6,260	52	—	(6,312)	—

Net revenues	$223,683	$11,467	$—	$(6,440)	$228,710

Income (loss) from operations	$32,022	$(950)	$(5,580)	$(507)	$24,985
Depreciation and amortization expense	$8,312	$36	$—	$—	$8,348
YEAR ENDED JUNE 30, 2010
Net revenues to unaffiliated customers	$188,967	$10,735	$—	$128	$199,830
Intersegment revenues	4,779	336	—	(5,115)	—

Net revenues	$193,746	$11,071	$—	$(4,987)	$199,830

Income (loss) from operations	$21,956	$(670)	$(4,016)	$43	$17,313
Depreciation and amortization expense	$6,829	$28	$—	$—	$6,857
YEAR ENDED JUNE 30, 2009
Net revenues to unaffiliated customers	$183,393	$5,546	$—	$—	$188,939
Intersegment revenues	1,858	245	—	(2,103)	—

Net revenues	$185,251	$5,791	$—	$(2,103)	$188,939

Income (loss) from operations	$13,395	$(893)	$(4,582)	$(173)	$7,747
Depreciation and amortization expense	$8,028	$26	$—	$—	$8,054

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2011
Net revenues to unaffiliated customers	$219,435	$3,665	$5,610	$—	$228,710
Inter-geographic revenues	5,637	2,277	243	(8,157)	—

Net revenues	$225,072	$5,942	$5,853	$(8,157)	$228,710

Identifiable long-lived assets	$15,390	$24	$704	$—	$16,118
YEAR ENDED JUNE 30, 2010
Net revenues to unaffiliated customers	$180,103	$9,960	$9,767	$—	$199,830
Inter-geographic revenues	13,916	789	198	(14,903)	—

Net revenues	$194,019	$10,749	$9,965	$(14,903)	$199,830

Identifiable long-lived assets	$13,384	$21	$716	$—	$14,121
YEAR ENDED JUNE 30, 2009
Net revenues to unaffiliated customers	$175,586	$9,823	$3,530	$—	$188,939
Inter-geographic revenues	9,329	966	289	(10,584)	—

Net revenues	$184,915	$10,789	$3,819	$(10,584)	$188,939

Identifiable long-lived assets	$10,906	$45	$620	$—	$11,571

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the fiscal years shown below are as follows:

	Year Ended June 30,
	2011	2010	2009
Northrop Grumman Corporation (ACS)	21%	*	13%
Raytheon Company (ACS)	17	20%	11
Lockheed Martin Corporation (ACS)	13	17	14
Argon ST, Inc. (ACS).	*	*	13

	51%	37%	51%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective year.

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the fiscal years ended June 30, 2011 and 2009, no single program comprised 10% or more of the Company’s revenues. For the year ended June 30, 2010, the Aegis program individually comprised 15% of the Company’s revenues.

Q. Discontinued Operations

In June 2009, the Company closed on the sale of the VSG operating segment for gross consideration of $12,000 in cash. The sale resulted in a gain of $6,406 on disposal of the discontinued operation. The gain was primarily comprised of cash proceeds of $8,231, net of transaction costs, and recognition of a cumulative foreign currency translation gain of $1,560, offset by net assets of approximately $3,385. There were no material adjustments to the gain on disposal during fiscal 2010 and 2011.

In January 2009, the Company completed the sale of the VI operating segment for gross consideration of $3,000 in cash. Of the proceeds, a total of $1,100 was held back for general indemnification purposes and employee termination payments incurred by the buyer. Of the total held back, $344 was used for termination payments, $423 was used for general indemnification purposes and $333 was remitted back to the Company. The sale resulted in a gain of $4,207 on disposal of the discontinued operation. The gain was primarily comprised of expected cash proceeds, net of transaction costs, of $990 and the recognition of a cumulative foreign currency translation gain of $3,894, offset by net assets of the business of approximately $780. There were no material adjustments to the gain on disposal during fiscal 2010 and 2011.

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

The amounts reported in income (loss) from discontinued operations were as follows:

	June 30,
	2011	2010	2009
VSG
Revenue	$—	$—	$9,913
(Loss) income from discontinued operations before income taxes	$—	$(4)	$879
VI
Revenue	$—	$—	$5,133
Loss (income) from discontinued operations before income taxes	$83	$36	$(20,298)
Biotech
Loss from discontinued operations before income taxes	$—	$—	$(743)

As of June 30, 2011 and 2010, there were no assets or liabilities of discontinued operations included in the balances represented in the Company’s consolidated balance sheets.

R. Income Taxes

The components of income (loss) before income taxes and income tax expense (benefit) were as follows:

	Year Ended June 30,
	2011	2010	2009
Income from continuing operations before income taxes:
United States	$26,072	$18,714	$8,465
Foreign	495	(22)	(447)

	$26,567	$18,692	$8,018

Income tax expense (benefit) from continuing operations:
Federal:
Current	$4,974	$(356)	$1,577
Deferred	1992	(8,286)	(1,651)

	$6,966	$(8,642)	$(74)
State:
Current	$855	$98	$253
Deferred	48	(711)	(142)

	$903	$(613)	$111
Foreign:
Current	$161	$(122)	$72
Deferred	30	—	—

	$191	$(122)	$72

	$8,060	$(9,377)	$109

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate from continuing operations:

	Year Ended June 30,
	2011	2010	2009
Income taxes at federal statutory rates	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.2	0.5	3.2
Research and development credits	(6.9)	(5.9)	(24.8)
Domestic manufacturing deduction	(2.6)	—	—
Deemed repatriation of foreign earnings	—	(1.4)	—
Equity compensation	1.6	1.8	10.2
IRS audit adjustments	—	(1.5)	2.9
Goodwill impairment	—	0.4	—
Valuation allowance	1.7	(79.8)	(19.3)
Other	(0.7)	0.7	(5.9)

	30.3%	(50.2)%	1.3%

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	June 30,
	2011	2010
Deferred tax assets:
Inventory valuation and receivable allowances	$4,189	$4,497
Accrued compensation	1,424	1,249
Equity compensation	5,565	5,341
Federal and state research and development tax credit carryforwards	8,716	10,040
Net operating loss	900	1,150
Gain on sale-leaseback	2,556	2,995
Other accruals	328	—
Repatriation of foreign earnings	76	—
Other temporary differences	594	452

	24,348	25,724
Valuation allowance	(7,973)	(7,555)

Total deferred tax assets	16,375	18,169
Deferred tax liabilities:
Deferred revenue	(4,776)	(6,615)
Property and equipment depreciation	(2,452)	(316)
Acquired intangible assets	(5,346)	(426)

Total deferred tax liabilities	(12,574)	(7,357)

Net deferred tax assets	$3,801	$10,812

At June 30, 2011, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continues to conclude that it was “more likely than not”, that most domestic deferred tax assets would be realizable based on the financial performance in fiscal year 2011, projected future taxable income and the reversal of existing deferred tax liabilities.

The Company continues to record a full valuation allowance on Massachusetts research and development (“R&D”) and investment tax credits as of June 30, 2011 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized.

At June 30, 2010, the Company concluded that it was more likely than not that most of the domestic deferred tax assets would be realizable and released a portion of the valuation allowance.

At June 30, 2011, the Company had federal net operating loss carryforwards of $2,368 from an acquiree that will be included in a carryback claim. The Company also had federal and state research and development credit carryforwards of $856 and $11,721 respectively, which will expire in 2032 and 2017 through 2026, respectively. The Company also had state investment tax credits carryforwards of $241 that will expire in 2014. As of June 30, 2011, the Company also had approximately $399 in foreign operating loss carryforwards.

At June 30, 2010, the Company had federal and state net operating loss carryforwards of $3,027. The Company also had federal and state research and development credit carryforwards of $2,485 and $11,623 respectively, which will expire in 2011 and 2019, respectively. As of June 30, 2010, the Company also had approximately $723 in foreign net operating loss carryforwards.

Upon consideration of changing business conditions and cash position in its foreign subsidiaries, management has determined that it would no longer need to permanently reinvest the earnings of certain foreign subsidiaries. Therefore, the Company has accrued deferred taxes in association with the $1,100 in undistributed earnings and profits.

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

The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2011	2010
Unrecognized tax benefits, beginning of period	$1,856	$1,069
Increases for previously recognized positions	27	340
Settlements of previously recognized positions	(59)	(568)
Decreases for previously recognized positions	(229)	(41)
Increases for currently recognized positions	236	1,056

Unrecognized tax benefits, end of period	$1,831	$1,856

The $1,831 of unrecognized tax benefits as of June 30, 2011, if released, would affect income tax expense.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally 2008 through 2010, and believes that tax adjustments in any audited year will not be material.

The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months. Currently there are no significant tax audits underway.

S. Employee Benefit Plans

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. During fiscal 2011, 2010 and 2009, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,762, $1,569 and $1,561 during the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

T. Related Party Transactions

In July 2008, the Company and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and was paid out over the service period. As of June 30, 2010, the Company had made payments of $190 for consulting services under this agreement. Additionally, in July 2008, the Company entered into a five year non-compete agreement with Mr. Bertelli. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $500 and is being amortized over the life of the agreement. As of December 31, 2010, the Company had made all payments under this non-compete agreement.

U. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued. No subsequent events were noted.

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

2011 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$52,108	$55,513	$59,855	$61,234
Gross margin	$30,660	$31,640	$32,882	$34,717
Income from operations	$5,245	$6,518	$6,999	$6,223
Income from operations before income taxes	$5,759	$6,879	$7,385	$6,544
Income tax expense	$2,077	$1,696	$2,007	$2,280
Income from continuing operations	$3,682	$5,183	$5,378	$4,264
Net income	$3,630	$5,183	$5,378	$4,251

Net earnings per common share:
Basic net earnings per share:
Income from continuing operations	$0.16	$0.22	$0.20	$0.15
Net income	$0.16	$0.22	$0.20	$0.15
Diluted net earnings per share:
Income from continuing operations*	$0.16	$0.22	$0.20	$0.14
Net income*	$0.15	$0.22	$0.20	$0.14

2010 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$47,431	$45,158	$43,603	$63,638
Gross margin	$27,302	$25,865	$24,803	$34,562
Income from operations	$5,055	$1,914	$1,152	$9,192
Income from operations before income taxes	$5,331	$2,245	$1,464	$9,652
Income tax expense (benefit)	$906	$330	$(2,235)	$(8,378)
Income from continuing operations	$4,425	$1,915	$3,699	$18,030
Net income	$4,358	$2,071	$3,276	$18,653

Net earnings per common share:
Basic net earnings per share:
Income from continuing operations	$0.20	$0.08	$0.16	$0.79
Net income	$0.19	$0.09	$0.14	$0.82
Diluted net earnings per share:
Income from continuing operations	$0.19	$0.08	$0.16	$0.77
Net income	$0.19	$0.09	$0.14	$0.80

*	Due to the effects of rounding, the sum of the four quarters does not equal the annual.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation as of June 30, 2011 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2011 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(c)	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2011. The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.

The audited consolidated financial statements of the Company include the results of acquired LNX Corporation (“acquired business”). Upon consideration of the date of the acquisition and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired business controls over financial reporting. Accordingly, these operations have been excluded from the scope of management’s assessment of internal controls. The Company’s consolidated financial statements reflect revenues and total assets from the acquired business of approximately 2 percent and 12 percent, respectively, as of June 30, 2011.

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2011 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Other than the summary of our change in control severance agreements set forth below, the information required by this item is incorporated by reference to our Proxy Statement for the Shareholders Meeting.

Change in Control Severance Agreements

We recognize that Mercury, as a publicly-traded company, may become the target of a proposal which could result in a change in control, and that such possibility and the uncertainty and questions which such a proposal may raise among management could cause our executive officers to leave or could distract them in the performance of their duties, to the detriment of Mercury and our shareholders. Our named executive officers have agreements intended to reinforce and encourage the continued attention of our executive officers to their assigned duties without distraction and to ensure the continued availability to Mercury of each of our executive officers in the event of a proposed change in control transaction. We believe that these objectives are in the best interests of Mercury and our shareholders.

As part of our normal review cycle, we recently entered into new forms of change in control severance agreements with our Chief Executive Officer and certain other executive officers. We have entered into such agreements with the following named executive officers: Mr. Aslett; Mr. Haines; Mr. Hult; and Mr. Thibaud. The new forms of change in control severance agreement became effective on August 16, 2011.

A change in control includes, among other events and subject to certain exceptions, the acquisition by any person of beneficial ownership of 30% or more of our outstanding common stock. If a tender offer or exchange offer is made for more than 30% of our outstanding common stock, the executive has agreed not to leave our employ, except in the case of disability or retirement and certain other circumstances, and to continue to render services to Mercury until such offer has been abandoned or terminated or a change in control has occurred.

The Compensation Committee worked with Radford as compensation consultant to provide market data and analysis of market practices for such agreements in the period of time since Mercury’s prior forms of such agreements were adopted.

Chief Executive Officer

The CEO is entitled to severance benefits if, within 24 months after a change in control of Mercury (or during a potential change in control period provided that a change in control takes place within 24 months thereafter), the CEO’s employment is terminated (1) by us other than for “cause” or disability or (2) by the CEO for “good reason.” “Cause” is defined in the agreement to include the CEO’s willful failure to perform his duties, conviction of the executive for a felony, and the CEO’s willful engaging in fraud, dishonesty, or other conduct demonstrably and materially injurious to Mercury. “Good Reason” is defined in the agreement to include an adverse change in the CEO’s status or position with Mercury, a reduction in base salary or annual target bonus, failure to maintain the CEO’s participation in existing or at least equivalent health and benefit plans, and a significant relocation of the CEO’s principal office.

Severance benefits under the agreement include the following, in addition to the payment of any earned or accrued but unpaid compensation for services previously rendered:

•	a lump sum cash payment equal to two times (2x) the sum of the CEO’s then current annualized base salary and bonus target under our annual executive bonus plan (excluding any over-achievement awards);

•	payment of the cost of providing the executive with outplacement services up to a maximum of $45,000; and

•	payment of the cost of providing the CEO with health and dental insurance up to 24 months following such termination on the same basis as though the CEO had remained an active employee.

•

In addition, if the CEO’s employment is terminated within 24 months after a change in control (or during a potential change in control period provided that a change in control takes place within 24 months thereafter), vesting of all his then outstanding stock options and other stock-based awards immediately accelerates and all such awards become exercisable or non-forfeitable.

Payment of the above-described severance benefits is subject to the CEO releasing all his claims against Mercury other than claims that arise from Mercury’s obligations under the severance agreement. In addition, if the CEO is party to an employment agreement with Mercury providing for change in control payments or benefits, the CEO will receive the benefits payable under this agreement and not under the employment agreement.

The agreement provides for a reduction of payments and benefits payable under the agreement to a level where the CEO would not be subject to the excise tax pursuant to section 4999 of the Code, but only if such reduction would put the CEO in a better after-tax position than if the payments and benefits were paid in full. In addition, the agreement provides for the payment by Mercury of the CEO’s legal fees and expenses incurred in connection with good faith disputes under the agreement.

The agreement continues in effect through June 30, 2014, subject to automatic one-year extensions thereafter unless notice is given of our or the CEO’s intention not to extend the term of the agreement; provided, however, that the agreement continues in effect for not less than 24 months following a change in control that occurs during the term of the agreement. Except as otherwise provided in the agreement, we and the CEO may terminate the CEO’s employment at any time.

Non-CEO Executives

The executive is entitled to severance benefits if, within 18 months after a change in control of Mercury (or during a potential change in control period provided that a change in control takes place within 18 months thereafter), the executive’s employment is terminated (1) by us other than for “cause” or disability or (2) by the executive for “good reason.” “Cause” is defined in each agreement to include the executive’s willful failure to perform his duties, conviction of the executive for a felony, and the executive’s willful engaging in fraud, dishonesty, or other conduct demonstrably and materially injurious to Mercury. “Good Reason” is defined in each agreement to include an adverse change in the executive’s status or position with Mercury, a reduction in base salary or annual target bonus, failure to maintain the executive’s participation in existing or at least equivalent health and benefit plans, and a significant relocation of the executive’s principal office.

Severance benefits under each agreement include the following, in addition to the payment of any earned or accrued but unpaid compensation for services previously rendered:

•

a lump sum cash payment equal to one and one-half times (1.5x) the sum of the executive’s then current annualized base salary and bonus target under our annual executive bonus plan (excluding any over-achievement awards);

•	payment of the cost of providing the executive with outplacement services up to a maximum of $45,000; and

•	payment of the cost of providing the executive with health and dental insurance up to 18 months following such termination on the same basis as though the executive had remained an active employee.

•

In addition, if the executive’s employment is terminated within 18 months after a change in control (or during a potential change in control period provided that a change in control takes place within 18 months thereafter), vesting of all his then outstanding stock options and other stock-based awards immediately accelerates and all such awards become exercisable or non-forfeitable.

Payment of the above-described severance benefits is subject to the executive releasing all his claims against Mercury other than claims that arise from Mercury’s obligations under the severance agreement. In addition, if the executive is party to an employment agreement with Mercury providing for change in control payments or benefits, the executive will receive the benefits payable under this agreement and not under the employment agreement.

Each agreement provides for a reduction of payments and benefits payable under the agreement to a level where the executive would not be subject to the excise tax pursuant to section 4999 of the Code, but only if such reduction would put the executive in a better after-tax position than if the payments and benefits were paid in full. In addition, each agreement provides for the payment by Mercury of the executive’s legal fees and expenses incurred in connection with good faith disputes under the agreement.

The agreements continue in effect through June 30, 2014, subject to automatic one-year extensions thereafter unless notice is given of our or the executive’s intention not to extend the term of the agreement; provided, however, that the agreement continues in effect for not less than 18 months following a change in control that occurs during the term of the agreement. Except as otherwise provided in the agreement, we and each executive may terminate the executive’s employment at any time.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2011 and 2010

Consolidated Statements of Operations for the fiscal years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(In thousands)

Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2011	$163	$9	$—	$155	$17
2010	$425	$33	$—	$295	$163
2009	$508	$115	$34	$164	$425

Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2011	$7,555	$418	$—	$—	$7,973
2010	$22,394	$(14,839)	$—	$—	$7,555
2009	$28,262	$(1,547)	$—	$4,321	$22,394

Prior year results have been reclassified for the discontinuation of the Visage Imaging (“VI”) and Visualization Sciences Group (“VSG”) operating segments and for the sale of the Biotech business (see Note Q to the consolidated financial statements).

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 98, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on August 18, 2011.

MERCURY COMPUTER SYSTEMS, INC.

By	/s/ ROBERT E. HULT
Robert E. Hult SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARK ASLETT Mark Aslett	President, Chief Executive Officer and Director (principal executive officer)	August 18, 2011

/S/ ROBERT E. HULT Robert E. Hult	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 18, 2011

/S/ CHARLES A. SPEICHER Charles A. Speicher	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 18, 2011

/S/ JAMES K. BASS James K. Bass	Director	August 18, 2011

/S/ GEORGE W. CHAMILLARD George W. Chamillard	Director	August 18, 2011

/S/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 18, 2011

/S/ GEORGE K. MUELLNER George K. Muellner	Director	August 18, 2011

/S/ WILLIAM K. O’BRIEN William K. O’Brien	Director	August 18, 2011

/S/ LEE C. STEELE Lee C. Steele	Director	August 18, 2011

/S/ VINCENT VITTO Vincent Vitto	Chairman of the Board of Directors	August 18, 2011

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
1.1	Underwriting Agreement, dated February 10, 2011, among the Company and Jefferies & Company, Inc. and Lazard Capital Markets LLC as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s current report on Form 8-K filed on February 11, 2011)
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.2	Bylaws, amended and restated effective as of May 4, 2011 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
4.2	Shareholder Rights Agreement, dated as of December 14, 2005, between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.) (incorporated herein by reference to Exhibit 2 of the Company’s registration statement on
Form 8-A filed on December 15, 2005)
10.1.1*	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
10.1.2*	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
10.1.3*	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1.3 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
10.2*	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.3*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on September 21, 2009)
10.4*	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.5*	Annual Executive Bonus Plan – Corporate Financial Performance (incorporated herein by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.6*	Annual Executive Bonus Plan – Individual Performance (incorporated herein by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.7*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on September 20, 2010)
10.8.1*††	Form of Stock Option Agreement under the 2005 Stock Incentive Plan
10.8.2*††	Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan
10.8.3*††	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan
10.8.4*	Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on
Form 8-K filed on September 28, 2007)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.9.1*†	Form of Change in Control Severance Agreement between the Company and Mark Aslett
10.9.2*†	Form of Change in Control Severance Agreement between the Company and Non-CEO Executives
10.10*†	Compensation Policy for Non-Employee Directors
10.11.1*	Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)
10.11.2*	First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.11.3*	Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)
10.12.1*	Agreement, dated as of March 27, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008)
10.12.2*	First Amendment to Agreement, dated as of December 22, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.13*†	Agreement, dated March 1, 2010, by and between the Company and Gerald M. Haines II
10.14	Purchase and Sale Agreement dated as of April 12, 2007 among 1999 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.15	Lease Agreement dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.16	Loan and Security Agreement dated February 12, 2010 between the Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 19, 2010)
10.17	First Loan Modification Agreement dated March 30, 2011 between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s current report on
Form 8-K filed on April 1, 2011)
10.18	Stock Purchase Agreement by and among the Company, LNX Corporation, and the Holders of the Securities of LNX Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
††	Indicates an exhibit the Company is re-filing with this Form 10-K since the Company cannot incorporate by reference to Exchange Act reports that are more than five years old.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.