Form 10-Q
period 2011-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2011-11-04
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Shares of Common Stock outstanding as of October 31, 2011: 30,610,532 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$165,862	$162,875
Accounts receivable, net of allowance for doubtful accounts of $27 and $17 at September 30, 2011 and June 30, 2011, respectively	38,128	44,786
Unbilled receivables	1,202	1,059
Inventory	24,502	18,540
Deferred income taxes	6,896	7,678
Prepaid income taxes	371	1,075
Prepaid expenses and other current assets	4,242	4,171

Total current assets	241,203	240,184
Restricted cash	3,000	3,000
Property and equipment, net	14,221	14,520
Goodwill	79,558	79,558
Acquired intangible assets, net	15,906	16,702
Other non-current assets	926	1,598

Total assets	$354,814	$355,562

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,539	$7,972
Accrued expenses	6,192	5,607
Accrued compensation	7,474	16,288
Income taxes payable	473	201
Deferred revenues and customer advances	4,994	6,138

Total current liabilities	31,672	36,206
Deferred gain on sale-leaseback	5,267	5,556
Deferred income taxes	3,652	3,877
Income taxes payable	1,777	1,777
Other non-current liabilities	5,764	6,710

Total liabilities	48,132	54,126
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 29,405,518 and 29,143,738 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	294	291
Additional paid-in capital	216,309	213,777
Retained earnings	88,766	86,113
Accumulated other comprehensive income	1,313	1,255

Total shareholders’ equity	306,682	301,436

Total liabilities and shareholders’ equity	$354,814	$355,562

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net revenues	$49,122	$52,108
Cost of revenues	19,206	21,448

Gross margin	29,916	30,660
Operating expenses:
Selling, general and administrative	13,645	14,197
Research and development	11,865	10,899
Amortization of acquired intangible assets	816	319
Acquisition costs and other related expenses	25	—

Total operating expenses	26,351	25,415

Income from operations	3,565	5,245
Interest income	6	7
Interest expense	(9)	(9)
Other income, net	405	516

Income from continuing operations before income taxes	3,967	5,759
Income taxes	1,314	2,077

Income from continuing operations	2,653	3,682
Loss from discontinued operations, net of income taxes	—	(52)

Net income	$2,653	$3,630

Basic net earnings per share:
Income from continuing operations	$0.09	$0.16
Loss from discontinued operations	—	—

Net income	$0.09	$0.16

Diluted net earnings per share:
Income from continuing operations	$0.09	$0.16
Loss from discontinued operations	—	—

Net income	$0.09	$0.16

Weighted-average shares outstanding:
Basic	29,277	22,944

Diluted	30,033	23,411

Comprehensive income:
Net income	$2,653	$3,630
Foreign currency translation adjustments	63	166
Net unrealized loss on investments	(5)	—

Total comprehensive income	$2,711	$3,796

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,653	$3,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,671	1,747
Stock-based compensation expense	2,040	1,290
Provision for deferred income taxes	557	138
Excess tax benefit from stock-based compensation	(405)	(481)
Other non-cash items	(174)	(246)
Changes in operating assets and liabilities:
Accounts receivable	6,541	4,314
Inventory	(5,964)	(1,204)
Prepaid income taxes	704	1,800
Prepaid expenses and other current assets	(58)	(704)
Other non-current assets	719	(739)
Accounts payable and accrued expenses	(3,672)	(1,558)
Deferred revenues and customer advances	(1,436)	(503)
Income taxes payable	678	1,652
Other non-current liabilities	(638)	214

Net cash provided by operating activities	4,216	9,350

Cash flows from investing activities:
Sales and maturities of marketable securities	—	18,025
Purchases of property and equipment	(1,646)	(1,595)
Payments for acquired intangible assets	(20)	(558)

Net cash (used in) provided by investing activities	(1,666)	15,872

Cash flows from financing activities:
Proceeds from employee stock plans	90	294
Excess tax benefits from stock-based compensation	405	554
Payments of deferred offering costs	(30)	—
Payments of capital lease obligations	(59)	(78)

Net cash provided by financing activities	406	770

Effect of exchange rate changes on cash and cash equivalents	31	6

Net increase in cash and cash equivalents	2,987	25,998
Cash and cash equivalents at beginning of period	162,875	56,241

Cash and cash equivalents at end of period	$165,862	$82,239

Cash paid (received) during the period for:
Interest	$9	$2

Income taxes	$(624)	$(1,631)

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$3,587	$6,543

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

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2011 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2011. The results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

REVENUE RECOGNITION

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was approximately 45% and 55% of total revenues in the three months ended September 30, 2011 and 2010, respectively. Approximately 50% of the Company’s multiple-deliverable revenue arrangements typically ship complete within the same quarter.

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

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

WEIGHTED-AVERAGE SHARES

Weighted-average shares were calculated as follows:

	Three Months Ended September 30,
	2011	2010
Basic weighted-average shares outstanding	29,277	22,944
Effect of dilutive equity instruments	756	467

Diluted weighted-average shares outstanding	30,033	23,411

Equity instruments to purchase 913 and 1,576 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2011 and 2010, respectively, because the equity instruments were anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, an amendment of the FASB Accounting Standards Codification. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not need to perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance is not expected to have a material impact to the Company’s consolidated financial statements.

C. Acquisitions

On January 12, 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with LNX Corporation (“LNX’), the holders of the equity interests of LNX, and Lamberto Raffaelli, as the sellers’ representative (collectively, the “Sellers”). Pursuant to the Stock Purchase Agreement, the Company completed its purchase of all of the outstanding equity interests in LNX, and LNX became a wholly-owned subsidiary of the Company. Based in Salem, NH, LNX designs and builds next generation radio frequency receivers for signal intelligence, communication intelligence as well as electronic attack applications. LNX is included in the Advanced Computing Solutions (“ACS”) business unit.

The Company acquired LNX for a purchase price of $31,000 paid in cash, plus an earnout of up to $5,000 payable in cash, based upon achievement of financial targets during calendar years 2011 and 2012. The purchase price was subject to post-closing adjustment based on a determination of LNX’s closing net working capital. The Company funded the purchase price with cash on hand. The Company acquired LNX free of bank debt. Immediately prior to the consummation of the acquisition, LNX divested its non-defense global procurement business. The Company determined the fair value of the contingent consideration as part of the LNX acquisition based on the probability of LNX attaining the specified financial targets and assigned a fair value of $4,828 to the liability. As of September 30, 2011, the Company expects to achieve the financial targets and to pay the full earnout. In accordance with the Stock Purchase Agreement, $6,200 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers’ indemnification obligations, of which $1,523 was released to the Sellers and $27 was released to the Company in March 2011, upon the final calculation of net working capital. The remaining escrow is available for indemnification claims through August 2012.

The allocation of the purchase price to the net assets and liabilities acquired is subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable. There were no material adjustments to the initial fair value estimates.

The Company incurred $25 in acquisition costs and other related expenses during the three months ended September 30, 2011, which were expensed as incurred.

D. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill at September 30, 2011 and June 30, 2011 was $79,558. In the three months ended September 30, 2011, there were no triggering events, as defined by FASB Accounting Standard

Codification (“ASC”) 350, Intangibles—Goodwill and Other (“FASB ASC 350”) which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, ACS and MFS. As of June 30, 2011, ACS was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
September 30, 2011
Customer relationships	$18,300	$(7,823)	$10,477	6.7 years
Licensing agreements, trademarks and patents	4,065	(1,900)	2,165	5.5 years
Completed technologies	2,900	(348)	2,552	6.0 years
Backlog	800	(288)	512	2.0 years
Non-compete agreements	500	(300)	200	5.0 years

	$26,565	$(10,659)	$15,906

June 30, 2011
Customer relationships	$18,300	$(7,530)	$10,770	6.7 years
Licensing agreements, trademarks and patents	4,045	(1,622)	2,423	5.5 years
Completed technologies	2,900	(227)	2,673	6.0 years
Backlog	800	(188)	612	2.0 years
Non-compete agreements	500	(276)	224	5.0 years

	$26,545	$(9,843)	$16,702

Estimated future amortization expense for acquired intangible assets remaining at September 30, 2011 is as follows:

Year Ending June 30,
2012	$1,997
2013	2,849
2014	2,833
2015	2,693
2016	2,326
Thereafter	3,208

Total future amortization expense	$15,906

E. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, restricted cash and contingent consideration. FASB ASC 820, Fair Value Measurement and Disclosures, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Fair Value Measurements
	September 30, 2011	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$156,040	$156,040	$—	$—
Restricted cash	3,000	3,000	—	—

Total	$159,040	$159,040	$—	$—

Liabilities:
Contingent consideration	$4,877	$—	$—	$4,877

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

The Company determines the fair value of the contingent consideration related to the LNX acquisition based on the probability of LNX attaining specific financial targets using an appropriate discount rate to present value the liability. The following table provides a rollforward of the fair value of the contingent consideration, whose fair values were determined by Level 3 inputs:

Fair Value
Balance at June 30, 2011	$4,854
Recognition of accretion expense in operating expenses	23

Balance at September 30, 2011	$4,877

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

	September 30, 2011	June 30, 2011
Raw materials	$8,886	$7,314
Work in process	8,872	7,554
Finished goods	6,744	3,672

Total	$24,502	$18,540

There are no amounts in inventory relating to contracts having production cycles longer than one year.

G. Debt

Senior Secured Credit Facility

The Company has a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank that provides a $35,000 revolving line of credit (the “Revolver”), with interest payable monthly and the principal due at the February 11, 2014 maturity of the Revolver. The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 to 1.0 and a $15,000 minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17,500 of minimum cash flow required thereafter). The minimum cash flow covenant is calculated as the Company’s trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits the Company’s and its subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the ability of the Company and its subsidiaries to incur additional debt. The interest rates include various rate options that are available to the Company. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on the Company’s leverage at the time of borrowing. Borrowings are secured by a first-priority security interest in all of the Company’s domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. The Company’s MFS and LNX subsidiaries are guarantors and have granted a security interest in their assets in favor of Silicon Valley Bank. The Company has had no borrowings under the Loan Agreement since inception and was in compliance with all covenants as of September 30, 2011.

H. Commitments and Contingencies

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

PURCHASE COMMITMENTS

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of September 30, 2011, the remaining minimum commitment related to this agreement was $1,599, which is the 35% penalty on the remaining inventory balance. As of September 30, 2011, the Company has recorded an accrued liability of approximately $586 for the 35% penalty it anticipates paying for unpurchased inventory.

As of September 30, 2011, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $16,695.

I. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) is 5,092 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (“the 1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,156 shares available for future grant under the 2005 Plan at September 30, 2011.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,100 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP with a total share cap during each six-month offering period. There were no shares issued under the ESPP during the three months ended September 30, 2011 and 2010. Shares available for future purchase under the ESPP totaled 164 at September 30, 2011.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2010	2,612	$13.70	4.69
Granted	77	13.70
Exercised	(315)	8.25
Cancelled	(81)	16.41

Outstanding at June 30, 2011	2,293	$14.35	3.88
Granted	—	—
Exercised	(14)	6.32
Cancelled	(9)	18.70

Outstanding at September 30, 2011	2,270	$14.39	3.63

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2010:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2010	828	$9.44
Granted	738	12.47
Vested	(279)	9.42
Forfeited	(100)	10.57

Outstanding at June 30, 2011	1,187	$11.23
Granted	234	15.37
Vested	(248)	10.66
Forfeited	(15)	9.34

Outstanding at September 30, 2011	1,158	$12.21

STOCK-BASED COMPENSATION EXPENSE

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2011 and 2010 in accordance with FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”), and did not capitalize any such costs on the consolidated balance sheets, as costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended September 30,
	2011	2010
Cost of revenues	$88	$43
Selling, general and administrative	1,675	1,140
Research and development	277	107

Stock-based compensation expense before tax	2,040	1,290
Income taxes	(719)	(448)

Net compensation expense	$1,321	$842

J. Operating Segment, Geographic Information and Significant Customers

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

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2011
Net revenues to unaffiliated customers	$45,397	$4,171	$—	$(446)	$49,122
Intersegment revenues	1,932	—	—	(1,932)	—

Net revenues	$47,329	$4,171	$—	$(2,378)	$49,122

Income (loss) from operations	$5,046	$493	$(2,040)	$66	$3,565
Depreciation and amortization expense	$2,656	$15	$—	$—	$2,671
THREE MONTHS ENDED SEPTEMBER 30, 2010
Net revenues to unaffiliated customers	$50,475	$1,854	$—	$(221)	$52,108
Intersegment revenues	1,408	—	—	(1,408)	—

Net revenues	$51,883	$1,854	$—	$(1,629)	$52,108

Income (loss) from operations	$7,865	$(497)	$(1,290)	$(833)	$5,245
Depreciation and amortization expense	$1,738	$9	$—	$—	$1,747

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2011
Net revenues to unaffiliated customers	$46,877	$792	$1,453	$—	$49,122
Inter-geographic revenues	2,182	257	20	(2,459)	—

Net revenues	$49,059	$1,049	$1,473	$(2,459)	$49,122

THREE MONTHS ENDED SEPTEMBER 30, 2010
Net revenues to unaffiliated customers	$50,663	$1,054	$391	$—	$52,108
Inter-geographic revenues	1,456	644	93	(2,193)	—

Net revenues	$52,119	$1,698	$484	$(2,193)	$52,108

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2011	$14,196	$21	$4	$—	$14,221
June 30, 2011	$15,390	$24	$704	$—	$16,118

Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2011	2010
Raytheon Company	21%	17%
Northrop Grumman Corporation	18%	23%
Lockheed Martin Corporation	12%	13%
KLA-Tencor Corporation	*	11%
ASML Holding N.V.	*	10

	51%	74%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the three months ended September 30, 2011, only the Joint Strike Fighter program at 16% comprised more than 10% of the Company’s revenues. For the three months ended September 30, 2010, no single program comprised 10% or more of the Company’s revenues.

K. Income Taxes

The Company recorded tax expense of $1,314 and $2,077 for the three months ended September 30, 2011 and 2010, respectively, on income from continuing operations before taxes of $3,967 and $5,759 for the three months ended September 30, 2011 and 2010, respectively. Income tax expense for the three months ended September 30, 2011 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction and research and development tax credits. Income tax expense for the three months ended September 30, 2010 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction.

No material changes in the Company’s unrecognized tax positions occurred during the three months ended September 30, 2011. The Company does not expect there to be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

L. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, continued funding of defense programs and the timing of such funding, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our sub-systems process real-time radar, video, sonar and signals intelligence, or SIGINT, data. We provide microwave products for enhanced communications capabilities in military and commercial applications. Additionally, we entered the prime defense contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, Mercury Federal Systems, Inc., to focus on reaching the federal intelligence and homeland security agencies.

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

As of September 30, 2011, we had 604 employees and, for the three months ended September 30, 2011, we had revenues of $49.1 million and income from continuing operations of $2.7 million.

Advanced Computing Solutions, or ACS. This business unit is focused on specialized, high performance signal end-to-end processing solutions that encompass signal acquisition including microwave front-end, digitalization, computing, storage and communications, targeted to key market segments, including defense, communications and other commercial application. ACS’s open system architecture solutions span the full range of embedded technologies from board level products to fully integrated sub-systems. Our products utilize leading-edge processor technologies architected to address highly data-intensive applications that include signal, sensor and image processing within environmentally constrained military and commercial applications. In addition, ACS now has a portfolio of microwave sub-assemblies to address needs in EW, SIGINT, electronic intelligence, or ELINT, and high bandwidth communications subsystems.

These products are highly optimized for size, weight and power, as well as for the performance and ruggedization requirements of our customers. Customized design and sub-systems integration services extend our capabilities to tailor solutions to meet the specialized requirements of our customers. For the three months ended September 30, 2011, ACS accounted for 92% of our total net revenues.

Mercury Federal Systems, or MFS. This business unit is focused on services and support work with the Department of Defense, or the DoD, and federal intelligence and homeland security agencies, including designing and engineering new intelligence, surveillance and reconnaissance, or ISR, capabilities to address present and emerging threats to U.S. forces. MFS is part of our long-term strategy to expand our software and services presence and pursue growth in platform-ready ISR sub-systems, particularly those with classified intellectual property. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR systems on an accelerated time cycle. This business unit enables us to combine classified intellectual property with the commercially developed application-ready sub-systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. For the three months ended September 30, 2011, MFS accounted for 8% of our total net revenues.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our business units. As an industry, we are dealing with a federal continuing budget resolution and longer-term uncertainties in the defense budget. Although the federal government is expected to pass a budget by the end of calendar 2011, the possibility of the government operating under a continuing resolution beyond calendar 2011 cannot be ruled out.

RESULTS OF OPERATIONS:

The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	September 30, 2011	As a % of Total Net Revenue	September 30, 2010	As a % of Total Net Revenue
Net revenues	$49,122	100.0%	$52,108	100.0%
Cost of revenues	19,206	39.1	21,448	41.2

Gross margin	29,916	60.9	30,660	58.8
Operating expenses:
Selling, general and administrative	13,645	27.8	14,197	27.2
Research and development	11,865	24.1	10,899	20.9
Amortization of acquired intangible assets	816	1.6	319	0.6
Acquisition costs and other related expenses	25	0.1	—	—

Total operating expenses	26,351	53.6	25,415	48.7

Income from operations	3,565	7.3	5,245	10.1
Other income, net	402	0.8	514	1.0

Income from continuing operations before income taxes	3,967	8.1	5,759	11.1
Income taxes	1,314	2.7	2,077	4.0

Income from continuing operations	2,653	5.4	3,682	7.1
Loss from discontinued operations, net of taxes	—	—	(52)	(0.1)

Net income	$2,653	5.4%	$3,630	7.0%

REVENUES

(In thousands)	September 30, 2011	September 30, 2010	$ Change	% Change
ACS	$45,397	$50,475	$(5,078)	(10)%
MFS	4,171	1,854	2,317	125%
Other	(446)	(221)	(225)	102%

Total revenues	$49,122	$52,108	$(2,986)	(6)%

Total revenues decreased $3.0 million, or 6%, to $49.1 million during the three months ended September 30, 2011 as compared to the comparable period in fiscal 2011. International revenues represented approximately 5% and 4% of total revenues during the three months ended September 30, 2011 and 2010, respectively.

Net ACS revenues decreased $5.1 million, or 10%, during the three months ended September 30, 2011 as compared to the same period in fiscal 2011. This decrease was primarily driven by lower commercial sales of $10.3 million which were partially offset by a $5.0 million increase in defense sales.

Net MFS revenues increased $2.3 million during the three months ended September 30, 2011 as compared to the same period in fiscal 2011. This increase was primarily driven by higher revenues from a wide area persistent surveillance contract.

Net Other revenues decreased $0.2 million during the three months ended September 30, 2011 as compared to the same period in fiscal 2011. Net Other revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 60.9% for the three months ended September 30, 2011, an increase of 210 basis points from the 58.8% gross margin achieved during the same period in fiscal 2011. The increase in gross margin was primarily due to a favorable shift in program mix including $1.8 million of royalty revenues. These higher margins were partially offset by increases in manufacturing variances, inventory provisions, and scrap.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $0.6 million, or 4%, to $13.6 million during the three months ended September 30, 2011, compared to $14.2 million during the comparable period in fiscal 2011. The decrease was primarily due to a $0.6 million decrease in variable compensation expense, a $0.4 million decrease in distributor costs, a $0.2 million decrease in consultant expense and a $0.2 million decrease in recruiting expense. These decreases were partially offset by a $0.5 million increase in stock based compensation and a $0.2 million increase in depreciation expense. Selling, general and administrative expenses increased as a percentage of revenues to 27.8% during the three months ended September 30, 2011 from 27.2% during the same period in fiscal 2011.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $1.0 million, or 9%, to $11.9 million during the three months ended September 30, 2011, compared to $10.9 million during the comparable period in fiscal 2011. The increase was primarily due to a $1.4 million increase in employee compensation expense, including stock-based compensation. The increase was also driven by an increase in headcount as a result of the LNX acquisition in January 2011. The employee compensation expense increases were partially offset by a $0.6 million decrease in costs of prototype and development materials and a $0.2 million decrease in variable compensation expenses. Research and development continues to be a focus of our business with approximately 24.1% and 20.9% of our revenues dedicated to research and development activities during the three months ended September 30, 2011 and 2010, respectively.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased $0.5 million, to $0.8 million for the three months ended September 30, 2011 as compared to $0.3 million during the comparable period in fiscal 2011, primarily due to amortization of intangible assets from the LNX acquisition completed during the third quarter of fiscal 2011.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred a minimal amount of acquisition costs and other related expenses during three months ended September 30, 2011, incurred in connection with the acquisition of LNX Corporation.

INTEREST INCOME

Interest income for the three months ended September 30, 2011 and 2010 were minimal due to the near zero percent yield on our U.S. treasury bills and money market accounts.

INTEREST EXPENSE

We incurred a minimal amount of interest expense for the three months ended September 30, 2011 and 2010, which primarily consisted of finance charges related to capital lease obligations.

OTHER NET INCOME

Other net income decreased $0.1 million, or 22%, to $0.4 million during the three months ended September 30, 2011, as compared to the same period in fiscal 2011. Other income consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and $0.1 million foreign currency exchange gains. The $0.1 million decrease is primarily associated with a $0.1 million foreign currency exchange gain during the three months ended September 30, 2011 as compared to a $0.2 million foreign currency exchange gain for the same period in fiscal 2011.

INCOME TAXES

We recorded a provision for income taxes of $1.3 million during the three months ended September 30, 2011 reflecting a 34.1% effective tax rate as compared to 35.9% effective tax rate for the same period in fiscal 2011. Our effective tax rate for the three months ended September 30, 2011 differed from the federal statutory tax rate of 35% primarily due to the impact of a Section 199 manufacturing deduction and research and development tax credits. Our effective tax rate for the three months ended September 30, 2010 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction.

SEGMENT OPERATING RESULTS

Operating profit for ACS decreased $2.9 million during the three months ended September 30, 2011 to $5.0 million as compared to $7.9 million for the same period in fiscal 2011. The decrease in operating profit was primarily driven by lower revenues of $5.1 million.

Results from operations of the MFS segment increased $1.0 million during the three months ended September 30, 2011 to operating income of $0.5 million. The increase in results from operations was primarily due to a $2.3 million increase in revenues. Additionally MFS received a higher gross margin percentage of 19% during the three months ended September 30, 2011 compared to a 7% gross margin for the same period in fiscal 2011 while lowering its administrative expenses.

See Note J to our consolidated financial statements included in this report for more information regarding our operating segments.

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

The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure to our adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2011	2010
Income from continuing operations	$2,653	$3,682
Interest expense, net	3	2
Income tax expense	1,314	2,077
Depreciation	1,855	1,428
Amortization of acquired intangible assets	816	319
Acquisition costs and other related expenses	25	—
Fair value adjustments from purchase accounting	23	—
Stock-based compensation cost	2,040	1,290

Adjusted EBITDA	$8,729	$8,798

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

Free cash flow is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenditures similar to the free cash flow adjustment described above, and investors should not infer from our presentation of this non-GAAP financial measure that these expenditures reflect all of our obligations which require cash.

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure to free cash flow.

	Three Months Ended September 30,
(In thousands)	2011	2010
Cash provided by operating activities	$4,216	$9,350
Purchases of property and equipment	(1,646)	(1,595)

Free cash flow	$2,570	$7,755

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity came from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit with Silicon Valley Bank, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, additional cash may be required for certain future acquisitions. To the extent existing resources and cash from operations are insufficient to support our acquisition activities; we may need to raise additional funds through equity or debt financing.

Senior Secured Credit Facility

We have a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank that provides a $35 million revolving line of credit (the “Revolver”), with interest payable monthly and the principal due at the February 11, 2014 maturity of the Revolver. The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 to 1.0 and a $15 million minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17.5 million of minimum cash flow required thereafter). The minimum cash flow covenant is calculated as our trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits our and our subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the ability of us and our subsidiaries to incur additional debt. The interest rates include various rate options that are available to us. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on our leverage at the time of borrowing. Borrowings are secured by a first-priority security interest in all of our domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. Our MFS and LNX subsidiaries are guarantors and have granted a security interest in their assets in favor of Silicon Valley Bank. We have had no borrowings under the Loan Agreement since inception and were in compliance with all covenants as of September 30, 2011.

Shelf Registration Statement

On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.

CASH FLOWS

	As of and for the period ended September 30,
(In thousands)	2011	2010
Net cash provided by operating activities	$4,216	$9,350
Net cash (used in) provided by investing activities	$(1,666)	$15,872
Net cash provided by financing activities	$406	$770
Net increase in cash and cash equivalents	$2,987	$25,998
Cash and cash equivalents at end of period	$165,862	$82,239

Our cash and cash equivalents increased by $3.0 million from June 30, 2011 to September 30, 2011, primarily as a result of the $4.2 million generated by operating activities, and $0.5 million generated from stock related activities from employee stock plans, offset by $1.7 million in capital expenditures.

Operating Activities

During the three months ended September 30, 2011, we generated $4.2 million in cash from operations compared to $9.4 million generated from operating activities during the same period in fiscal 2011. The $5.2 million decrease in cash generated from operations was largely driven by $1.0 million in comparative lower net income, a $4.8 million increase in cash used for inventory, a $2.1 million increase in cash used for accounts payable and accrued expenses, a $1.1 million decrease in cash generated from prepaid income taxes, a $1.0 million increase in cash used for income tax payable, and a $1.8 million increase in cash used for deferred revenue, customer advances and other non-current liabilities. These uses of cash were offset by a $2.2 million increase in cash received from accounts receivable, a $1.5 million increase in cash generated from other non-current assets, a $0.6 million increase in cash generated from prepaid expenses and other current assets, a $0.9 million increase in depreciation and amortization expenses, a $0.8 million increase in stock-based compensation, and a $0.6 million increase in deferred income tax provision and other non-cash items. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the three months ended September 30, 2011, we used cash of $1.7 million in investing activities compared to $15.9 million generated by investing activities during the same period in fiscal 2011. The $17.6 million decrease in cash generated from investing activities was primarily the result of exercising the put option to sell our auction rated securities balance to UBS at par. The transaction was settled on July 1, 2010 when we received $18.0 million in cash. Additionally, there was a $0.1 million increase in purchases of property and equipment, offset by a $0.5 million decrease in payments for intangible assets.

Financing Activities

During the three months ended September 30, 2011, we generated $0.4 million in cash from financing activities compared to $0.8 million generated from financing activities during the same period in fiscal 2011. The $0.4 million decrease in cash generated from financing activities was primarily due to a $0.2 million decrease in proceeds from employee stock plans and a $0.1 million decrease in excess tax benefit from stock-based compensation.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2011:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$16,695	$16,695	$—	$—	$—
Operating leases	13,600	3,068	4,977	4,379	1,176
Supply agreement	1,599	1,599	—	—	—
Capital lease obligations	156	140	16	—	—

	$32,050	$21,502	$4,993	$4,379	$1,176

We have a liability at September 30, 2011 of $1.8 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $16.7 million at September 30, 2011.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Under the terms of this supply agreement, we were required to and paid an advance of approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of September 30, 2011, the remaining minimum commitment related to this agreement was $1.6 million, which is the 35% “penalty” on the remaining inventory balance. While we expect to continue to purchase this inventory through the expiration of the agreement, we do not expect to purchase the full $6.5 million noted above. As of September 30, 2011, we have recorded an accrued liability of approximately $0.6 million for the 35% penalty we anticipate paying for unpurchased inventory.

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

Other than the indemnification relating to the divestitures of our former businesses which have finite terms, our lease commitments incurred in the normal course of business and certain other indemnification provisions, we do not have any off- balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, an amendment of the FASB Accounting Standards Codification. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not need to perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance is not expected to have a material impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2011 to September 30, 2011.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no material changes from the factors disclosed in our 2011 Annual Report on Form 10-K filed on August 18, 2011, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 4, 2011.

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ ROBERT E. HULT
Robert E. Hult Senior Vice President, Chief Financial Officer, and Treasurer