Form 10-Q
period 2011-12-31
MERCURY COMPUTER SYSTEMS INC
filed 2012-02-08
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Shares of Common Stock outstanding as of January 31, 2012: 30,858,510 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$104,955	$162,875
Accounts receivable, net of allowance for doubtful accounts of $45 and $17 at December 31, 2011 and June 30, 2011, respectively	46,807	44,786
Unbilled receivables and cost in excess of billings	8,495	1,059
Inventory	22,760	18,540
Deferred income taxes	8,745	7,678
Prepaid income taxes	1,955	1,075
Prepaid expenses and other current assets	5,262	4,171

Total current assets	198,979	240,184
Restricted cash	3,281	3,000
Property and equipment, net	14,452	14,520
Goodwill	132,471	79,558
Acquired intangible assets, net	27,545	16,702
Other non-current assets	928	1,598

Total assets	$377,656	$355,562

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,168	$7,972
Accrued expenses	8,883	5,607
Accrued compensation	11,996	16,288
Income taxes payable	1,574	201
Deferred revenues and customer advances	9,595	6,138

Total current liabilities	39,216	36,206
Deferred gain on sale-leaseback	4,978	5,556
Deferred income taxes	7,978	3,877
Income taxes payable	1,777	1,777
Other non-current liabilities	5,496	6,710

Total liabilities	59,445	54,126
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 29,542,989 and 29,143,738 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	295	291
Additional paid-in capital	218,812	213,777
Retained earnings	97,811	86,113
Accumulated other comprehensive income	1,293	1,255

Total shareholders’ equity	318,211	301,436

Total liabilities and shareholders’ equity	$377,656	$355,562

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$67,959	$55,513	$117,081	$107,621
Cost of revenues	27,046	23,873	46,252	45,321

Gross margin	40,913	31,640	70,829	62,300
Operating expenses:
Selling, general and administrative	14,419	14,019	28,064	28,216
Research and development	11,724	10,479	23,589	21,378
Amortization of acquired intangible assets	692	317	1,508	636
Acquisition costs and other related expenses	593	307	618	307

Total operating expenses	27,428	25,122	53,779	50,537

Income from operations	13,485	6,518	17,050	11,763
Interest income	3	6	9	13
Interest expense	(9)	(49)	(18)	(58)
Other income, net	394	404	799	920

Income from continuing operations before income taxes	13,873	6,879	17,840	12,638
Income taxes	4,828	1,696	6,142	3,773

Income from continuing operations	9,045	5,183	11,698	8,865
Loss from discontinued operations, net of income taxes	—	—	—	(52)

Net income	$9,045	$5,183	$11,698	$8,813

Basic net earnings (loss) per share:
Income from continuing operations	$0.31	$0.22	$0.40	$0.39
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)

Net income	$0.31	$0.22	$0.40	$0.38

Diluted net earnings (loss) per share:
Income from continuing operations	$0.30	$0.22	$0.39	$0.37
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.30	$0.22	$0.39	$0.37

Weighted-average shares outstanding:
Basic	29,457	23,099	29,367	23,021

Diluted	29,969	23,998	30,001	23,704

Comprehensive income:
Net income	$9,045	$5,183	$11,698	$8,813
Foreign currency translation adjustments	(20)	73	38	239

Total comprehensive income	$9,025	$5,256	$11,736	$9,052

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$11,698	$8,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,268	3,616
Stock-based compensation expense	3,852	2,923
(Benefit) provision for deferred income taxes	(716)	806
Excess tax benefit from stock-based compensation	(412)	(787)
Other non-cash items	(358)	(428)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	1,162	11,112
Inventory	(4,184)	(2,988)
Prepaid income taxes	705	1,800
Prepaid expenses and other current assets	121	(439)
Other non-current assets	696	(722)
Accounts payable and accrued expenses	(5,693)	(4,909)
Deferred revenues and customer advances	1,970	(1,613)
Income taxes payable	1,778	426
Other non-current liabilities	(643)	(157)

Net cash provided by operating activities	15,244	17,453

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(70,370)	—
Sales and maturities of marketable securities	—	18,025
Purchases of property and equipment	(3,571)	(3,598)
Increase in restricted cash	(281)	—
Payments for acquired intangible assets	(20)	(2,175)

Net cash (used in) provided by investing activities	(74,242)	12,252

Cash flows from financing activities:
Proceeds from employee stock plans	785	1,585
Excess tax benefit from stock-based compensation	412	1,017
Payments of deferred offering costs	(30)	—
Payments of capital lease obligations	(102)	(136)

Net cash provided by financing activities	1,065	2,466

Effect of exchange rate changes on cash and cash equivalents	13	25

Net (decrease) increase in cash and cash equivalents	(57,920)	32,196
Cash and cash equivalents at beginning of period	162,875	56,241

Cash and cash equivalents at end of period	$104,955	$88,437

Cash paid during the period for:
Interest	$18	$12
Income taxes	$4,510	$389
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$6,201	$7,126
Acquisition of intangible assets	$—	$495
Capital lease	$—	$251

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial computing markets. The Company’s solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and action. In military reconnaissance and surveillance platforms, the Company’s sub-systems process real-time radar, video, sonar and signals intelligence data. The Company provides microwave products for enhanced communications capabilities in military and commercial applications. Additionally, the Company entered the defense contracting market space in fiscal 2008 through the creation of its wholly-owned subsidiary, Mercury Federal Systems, Inc. (“MFS”), to focus on contracts supporting the defense, intelligence, and homeland security markets.

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

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2011 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2011. The results for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

REVENUE RECOGNITION

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was approximately 55% and 51% of total revenues in the three and six months ended December 31, 2011, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was approximately 48% and 51% of total revenues in the three and six months ended December 31, 2010, respectively. Approximately 50% of the Company’s multiple-deliverable revenue arrangements typically ship complete within the same quarter.

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

WEIGHTED-AVERAGE SHARES

Weighted-average shares were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Basic weighted-average shares outstanding	29,457	23,099	29,367	23,021
Effect of dilutive equity instruments	512	899	634	683

Diluted weighted-average shares outstanding	29,969	23,998	30,001	23,704

Equity instruments to purchase 1,500 and 925 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2011, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 767 and 945 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2010, respectively, because the equity instruments were anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, an amendment of the FASB Accounting Standards Codification. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not need to perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance is not expected to have a material impact to the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the International Accounting Standards Board’s (“IASB”) issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the Boards retained the existing offsetting models under U.S. GAAP and International Financial Reporting Standards (“IFRS”), the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is not expected to have a material impact to the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies are still required to adopt the other requirements contained in the new standard on comprehensive income, ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). The new standard and this deferral are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted but full retrospective application is required. Effective July 1, 2010, the Company adopted FASB ASU 2011-05 and has presented the components of net income and comprehensive income in one consecutive financial statement on the Company’s 2011 Annual Report and interim quarterly reports on Form 10-Q. This guidance is not expected to have a material impact to the Company’s consolidated financial statements.

C. Acquisitions

KOR and PDI ACQUISITION

On December 22, 2011, the Company and King Merger Inc., a newly formed, wholly-owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KOR Electronics (“KOR”), and Shareholder Representative Services LLC, as the securityholders’ representative. On December 30, 2011, the transaction closed with the Merger Sub being merged with and into KOR with KOR continuing as the surviving company and wholly-owned subsidiary of the Company (the “Merger”). By operation of the Merger, the Company acquired both KOR and its wholly-owned subsidiary, Paragon Dynamics, Inc. (“PDI”). Based in Cypress, California, KOR designs and develops digital radio frequency memory (“DRFM”) units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications. Based in Aurora, Colorado, PDI provides sophisticated analytic exploitation services and customized multi-intelligence data fusion solutions for the U.S. intelligence community. For segment reporting, KOR will be included in the Advanced Computing Solutions (“ACS”) business segment and PDI will be included in MFS business segment. All operating results from both KOR and PDI have been excluded from Mercury’s consolidated statements of operations, as well as ACS and MFS segment reporting, for the three and six months ended December 31, 2011 due to immateriality.

The Company acquired KOR and PDI for a net purchase price of $70,000 paid in cash. The Company funded the purchase price with cash on hand. The Company acquired KOR and PDI free of bank debt. The purchase price was subject to post-closing adjustment based on a determination of KOR’s closing net working capital.

In accordance with the Merger Agreement, $10,650 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers’ indemnification obligations. The escrow is available for indemnification claims through December 30, 2013. No amounts have been released from escrow as of December 31, 2011.

The following table presents the net purchase price for the acquisition of KOR:

Net Purchase Price
Consideration transferred
Cash paid at closing	$71,019
Working capital adjustment	370
Less cash, cash equivalents and restricted cash acquired	(1,019)

Net purchase price	$70,370

The following table presents the preliminary allocation of the net purchase price for KOR:

Net Purchase Price Allocation
Estimated fair value of tangible assets acquired and liabilities assumed
Cash, cash equivalents and restricted cash	$1,019
Accounts receivable and cost in excess of billings	10,600
Other assets	4,054
Current liabilities	(4,843)
Deferred income taxes	(4,684)

Estimated fair value of net tangible assets acquired	6,146
Estimated fair value of identifiable intangible assets	12,330
Estimated fair value of goodwill	52,913

Estimated fair value of assets acquired	$71,389
Less cash, cash equivalents and restricted cash acquired	(1,019)

Net purchase price	$70,370

The amounts above represent the preliminary fair value estimates as of December 31, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The goodwill of $52,913 arising from the KOR acquisition largely reflects the potential synergies and expansion of the Company’s service offerings across product segments complementary to the Company’s existing products. The KOR acquisition provides the Company with additional know-how and expertise related to radio frequency simulation and jamming technology and expansion into technical services for the U.S. intelligence community.

No revenues or expenses were recognized for KOR in the Company’s results for the three and six months ended December 31, 2011.

Pro Forma Financial Information

The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the KOR acquisition had occurred on July 1, 2010:

	Six Months Ended December 31,
	2011	2010
Pro forma net revenues	$137,630	$125,562
Pro forma net income	$11,742	$10,661
Basic pro forma net earnings per share	$0.40	$0.46
Diluted pro forma net earnings per share	$0.39	$0.45

The pro forma results presented above are for illustrative purposes only for the applicable periods and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

D. Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for six months ended December 31, 2011:

Amounts
Balance at June 30, 2011	$79,558
Goodwill allocated to KOR	33,707
Goodwill allocated to PDI	19,206

Total Goodwill arising from the KOR acquisition	52,913

Balance at December 31, 2011	$132,471

In the six months ended December 31, 2011, there were no triggering events, as defined by FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, ACS and MFS. As of June 30, 2011, ACS was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only. As of December 31, 2011, both ACS and MFS had goodwill balances, as such; the annual impairment analysis will be performed for each reporting unit in the fourth quarter of fiscal year 2012.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
December 31, 2011
Customer relationships	$26,660	$(8,117)	$18,543	6.8 years
Licensing agreements, trademarks and patents	4,065	(2,053)	2,012	5.5 years
Completed technologies	5,770	(469)	5,301	5.5 years
Trademarks	1,020	—	1,020	6.5 years
Backlog	800	(388)	412	2.0 years
Non-compete agreements	580	(323)	257	4.6 years

	$38,895	$(11,350)	$27,545

June 30, 2011
Customer relationships	$18,300	$(7,530)	$10,770	6.7 years
Licensing agreements, trademarks and patents	4,045	(1,622)	2,423	5.5 years
Completed technologies	2,900	(227)	2,673	6.0 years
Backlog	800	(188)	612	2.0 years
Non-compete agreements	500	(276)	224	5.0 years

	$26,545	$(9,843)	$16,702

Estimated future amortization expense for acquired intangible assets remaining at December 31, 2011 is as follows:

Year Ending June 30,
2012	$2,298
2013	4,833
2014	4,798
2015	4,638
2016	4,221
Thereafter	6,757

Total future amortization expense	$27,545

The following tables summarize the acquired intangible assets arising as a result of the KOR acquisition. KOR is included in the ACS reporting segment. PDI is included in the MFS reporting segment. These assets are included in the Company’s gross carrying amounts as of December 31, 2011.

Preliminary estimated fair value of acquired intangible assets at December 31, 2011 for KOR is as follows:

Classification	Amount	Weighted Average Useful Life
Customer relationships	$5,510	7.0 years
Completed technologies	2,870	5.0 years
Trademark	390	4.0 years
Non-compete agreements	80	2.0 years

Total	$8,850	6.2 years

Preliminary estimated fair value of acquired intangible assets at December 31, 2011 for PDI is as follows:

Classification	Amount	Weighted Average Useful Life
Customer relationships	$2,850	7.0 years
Trademark	630	8.0 years

Total	$3,480	7.2 years

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	Fair Value Measurements
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$93,043	$93,043	$—	$—
Restricted cash	3,281	3,281	—	—

Total	$96,324	$96,324	$—	$—

Liabilities:
Contingent consideration	$4,900	$—	$—	$4,900

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

The Company determines the fair value of the contingent consideration related to the LNX acquisition based on the probability of LNX attaining specific financial targets using an appropriate discount rate to present value the liability. The following table provides a rollforward of the fair value of the contingent consideration, whose fair values were determined by Level 3 inputs:

Fair Value
Balance at June 30, 2011	$4,854
Recognition of accretion expense in operating expenses	46

Balance at December 31, 2011	$4,900

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

	December 31, 2011	June 30, 2011
Raw materials	$8,934	$7,314
Work in process	9,095	7,554
Finished goods	4,731	3,672

Total	$22,760	$18,540

There are no amounts in inventory relating to contracts having production cycles longer than one year.

G. Debt

Senior Secured Credit Facility

The Company has a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank that provides a $35,000 revolving line of credit (the “Revolver”), with interest payable monthly and the principal due at the February 11, 2014 maturity of the Revolver. The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 and a $15,000 minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17,500 of minimum cash flow required thereafter). The minimum cash flow covenant is calculated as the Company’s trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits the Company’s and its subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the ability of the Company and its subsidiaries to incur additional debt. The interest rates include various rate options that are available to the Company. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on the Company’s leverage at the time of borrowing. Borrowings are secured by a first-priority security interest in all of the Company’s domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. The Company’s MFS, LNX, KOR and PDI subsidiaries are guarantors and have granted a security interest in their assets in favor of Silicon Valley Bank. The Company has had no borrowings under the Loan Agreement since inception and was in compliance with all covenants as of December 31, 2011.

H. Commitments and Contingencies

LEGAL CLAIMS

The U.S. Department of Justice (“DOJ”) is conducting an investigation into the conduct of certain former employees of PDI in the 2008-2009 time frame and has asserted that such conduct may have constituted a violation of the Procurement Integrity Act and that civil penalties would apply to any such violations. PDI and its parent company, KOR, have been cooperating in the investigation. While the parties have engaged in discussions and correspondence regarding this matter, no resolution has been reached and no litigation has commenced. Since its acquisition of PDI and KOR, the Company has been in the process of developing a more complete assessment of the DOJ investigation. The Company is entitled to indemnity with respect to this matter pursuant to the terms of the Merger Agreement, and based on this indemnity and the associated escrow arrangements, the matter is not expected to have a material impact on the Company’s cash flows, results of operations, or financial condition.

In addition to the foregoing, the Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of its business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to those matters currently pending against it and intends to defend itself self vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s cash flows, results of operations, or financial position.

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

PURCHASE COMMITMENTS

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid approximately $1,900 of the $6,500. Further, upon expiration of the agreement on August 31, 2012, if the Company does not purchase the full $6,500 in inventory, it may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2011, the remaining minimum commitment related to this agreement was $1,578, which is the 35% penalty on the remaining inventory balance. As of December 31, 2011, the Company has recorded an accrued liability of approximately $625 for the 35% penalty it anticipates paying for unpurchased inventory.

As of December 31, 2011, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $16,438.

I. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 6,092 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). On October 21, 2011, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2005 plan to 6,092, an increase of 1,000. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,859 shares available for future grant under the 2005 Plan at December 31, 2011.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. On October 21, 2011, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the ESPP to 1,400, an increase of 300. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 58 and 54 shares issued under the ESPP during the six months ended December 31, 2011 and 2010, respectively. Shares available for future purchase under the ESPP totaled 406 at December 31, 2011.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2010	2,612	$13.70	4.69
Granted	77	13.70
Exercised	(315)	8.25
Cancelled	(81)	16.41

Outstanding at June 30, 2011	2,293	$14.35	3.88
Granted	—	—
Exercised	(20)	6.83
Cancelled	(24)	27.37

Outstanding December 31, 2011	2,249	$14.28	3.40

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2010:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2010	828	$9.44
Granted	738	12.47
Vested	(279)	9.42
Forfeited	(100)	10.57

Outstanding at June 30, 2011	1,187	$11.23
Granted	428	14.49
Vested	(322)	11.44
Forfeited	(33)	13.60

Outstanding at December 31, 2011	1,260	$12.22

STOCK-BASED COMPENSATION EXPENSE

The Company recognized the expense for its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2011 and 2010 in accordance with FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”), and did not capitalize any such costs on the consolidated balance sheets, as costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cost of revenues	$70	$64	$158	$107
Selling, general and administrative	1,573	1,414	3,248	2,554
Research and development	169	155	446	262

Share-based compensation expense	1,812	1,633	3,852	2,923
Income taxes	(664)	(582)	(1,383)	(1,030)

Share-based compensation expense, net of income taxes	$1,148	$1,051	$2,469	$1,893

J. Operating Segment, Geographic Information and Significant Customers

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company is organized in two operating segments. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computing Solutions: this operating segment is focused on specialized, high-performance embedded, real-time digital image and complete signal processing solutions that encompass signal acquisition including microwave front-end, digitalization, computing, storage and communications, targeted to key market segments, including defense, communications and other commercial applications. With the addition of KOR, the ACS segment also designs and develops DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications.

•

Mercury Federal Systems: this services-oriented operating segment supports work for the Department of Defense as well as intelligence and homeland security agencies, including the design, development, and implementation of new ISR capabilities to address present and emerging threats to U.S. forces. With the addition of PDI, our MFS segment also provides sophisticated analytic exploitation, multi-sensor fusion, and data processing services for the U.S. intelligence community.

No revenues or expenses from KOR or PDI are included in either the ACS or MFS operating segments for any of the periods presented below.

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

	ACS	MFS	Stock Compensation Expense	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2011
Net revenues to unaffiliated customers	$64,062	$5,191	$—	$(1,294)	$67,959
Intersegment revenues	1,996	—	—	(1,996)	—

Net revenues	$66,058	$5,191	$—	$(3,290)	$67,959

Income (loss) from operations	$14,572	$1,050	$(1,812)	$(325)	$13,485
Depreciation and amortization expense	$2,582	$15	$—	$—	$2,597
THREE MONTHS ENDED DECEMBER 31, 2010
Net revenues to unaffiliated customers	$51,893	$3,565	$—	$55	$55,513
Intersegment revenues	1,363	—	—	(1,363)	—

Net revenues	$53,256	$3,565	$—	$(1,308)	$55,513

Income (loss) from operations	$7,595	$66	$(1,633)	$490	$6,518
Depreciation and amortization expense	$1,860	$9	$—	$—	$1,869
SIX MONTHS ENDED DECEMBER 31, 2011
Net revenues to unaffiliated customers	$109,458	$9,363	$—	$(1,740)	$117,081
Intersegment revenues	3,929	—	—	(3,929)	—

Net revenues	$113,387	$9,363	$—	$(5,669)	$117,081

Income (loss) from operations	$19,618	$1,543	$(3,852)	$(259)	$17,050
Depreciation and amortization expense	$5,238	$30	$—	$—	$5,268
SIX MONTHS ENDED DECEMBER 31, 2010
Net revenues to unaffiliated customers	$102,369	$5,419	$—	$(167)	$107,621
Intersegment revenues	2,771	—	—	(2,771)	—

Net revenues	$105,140	$5,419	$—	$(2,938)	$107,621

Income (loss) from operations	$15,460	$(431)	$(2,923)	$(343)	$11,763
Depreciation and amortization expense	$3,598	$18	$—	$—	$3,616

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2011
Net revenues to unaffiliated customers	$66,458	$349	$1,152	$—	$67,959
Inter-geographic revenues	762	178	11	(951)	—

Net revenues	$67,220	$527	$1,163	$(951)	$67,959

THREE MONTHS ENDED DECEMBER 31, 2010
Net revenues to unaffiliated customers	$50,642	$1,308	$3,563	$—	$55,513
Inter-geographic revenues	2,420	518	27	(2,965)	—

Net revenues	$53,062	$1,826	$3,590	$(2,965)	$55,513

SIX MONTHS ENDED DECEMBER 31, 2011
Net revenues to unaffiliated customers	$113,335	$1,141	$2,605	$—	$117,081
Inter-geographic revenues	2,944	435	31	(3,410)	—

Net revenues	$116,279	$1,576	$2,636	$(3,410)	$117,081

SIX MONTHS ENDED DECEMBER 31, 2010
Net revenues to unaffiliated customers	$101,305	$2,362	$3,954	$—	$107,621
Inter-geographic revenues	3,876	1,162	120	(5,158)	—

Net revenues	$105,181	$3,524	$4,074	$(5,158)	$107,621

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2011	$14,419	$29	$4	$—	$14,452
June 30, 2011	$15,390	$24	$704	$—	$16,118

Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Raytheon Company	30%	23%	27%	20%
Northrop Grumman Corporation	27%	14%	23%	18%
Lockheed Martin Corporation	17%	15%	14%	14%

	74%	52%	64%	52%

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenue for the periods shown below are as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010		2011	2010
Joint Strike Fighter	21%	*	%	19%	*	%
Classified Airborne Radar Program	19%	*	%	11%	*	%
Aegis	13%	12%		11%	12%

	53%	12%		41%	12%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

K. Income Taxes

The Company recorded tax expense of $4,828 and $1,696 for the three months ended December 31, 2011 and 2010, respectively, on income from continuing operations before taxes of $13,873 and $6,879 for the three months ended December 31, 2011 and 2010, respectively. The Company recorded tax expense of $6,142 and $3,773 for the six months ended December 31, 2011 and 2010, respectively, on income from continuing operations before taxes of $17,840 and $12,638 for the six months ended December 31, 2011 and 2010, respectively. The effective tax rate for the six months ended December 31, 2011 and 2010 was 34% and 30%, respectively. The difference in the rates is primarily due to a full-year benefit of federal research and development tax credit in fiscal 2011compared to only a six-month benefit in fiscal 2012. The effective tax rate for six months ended December 31, 2011 and 2010 differed from the federal statutory rate primarily due to the impact of research and development tax credits and the impact of a Section 199 Manufacturing Deduction.

No material changes in the Company’s unrecognized tax positions occurred during the three and six months ended December 31, 2011. The Company does not expect there to be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

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

OVERVIEW

We design, manufacture and market commercially-developed, high-performance embedded, real-time digital signal and complete image processing sub-systems and software for specialized defense and commercial computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our sub-systems process real-time radar, video, sonar and signals intelligence, or SIGINT, data. We provide microwave products and design services for Electronic Warfare (“EW”) systems and enhanced communications capabilities in military and commercial applications. Additionally, we entered the defense contracting market space in fiscal 2008 through the creation of our wholly-owned subsidiary, Mercury Federal Systems, Inc., to focus on contracts supporting the defense, intelligence, and homeland security markets.

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

As of December 31, 2011, we had 734 employees and, for the three and six months ended December 31, 2011, we had revenues of $68.0 million and $117.1 million and income from continuing operations of $9.0 million and $11.7 million, respectively.

Advanced Computing Solutions, or ACS. This business segment is focused on specialized, high-performance embedded, real-time digital signal and complete image processing solutions that encompass signal acquisition including microwave front-end, digitalization, computing, storage and communications, targeted to key market segments, including defense, communications and other commercial application. ACS’s open system architecture solutions span the full range of embedded technologies from board level products to fully integrated sub-systems. Our products utilize leading-edge processor technologies architected to address highly data-intensive applications that include signal, sensor and image processing within environmentally constrained military and commercial applications. In addition, ACS has a portfolio of microwave sub-assemblies to address needs in EW, SIGINT, electronic intelligence, or ELINT, and high bandwidth communications subsystems.

These products are highly optimized for size, weight and power, as well as for the performance and ruggedization requirements of our customers. Customized design and sub-systems integration services extend our capabilities to tailor solutions to meet the specialized requirements of our customers.

With the addition of KOR, we added a focus on the exploitation of the RF signals domain. Leveraging our analog-to-digital and digital-to-analog technologies and expertise, KOR delivers innovative high end solutions and services to the defense communities:

•	DRFM products which offer state of the art performance at low cost. Exploiting the RF Domain in a multitude of applications

•	Radar and EW Environment Simulator (RES) products that are DRFM based and use modular and scalable building blocks including Commercial-Off-The-Shelf hardware

For the six months ended December 31, 2011, ACS accounted for 93% of our total net revenues.

Mercury Federal Systems, or MFS. This business segment is focused on services and support work with the Department of Defense, or the DoD, and federal intelligence and homeland security agencies, including designing, engineering, and deploying new intelligence, surveillance and reconnaissance, or ISR, capabilities to address present and emerging threats to U.S. forces. With the addition of PDI, our MFS segment also provides sophisticated analytic exploitation, multi-sensor fusion, and data processing services for the U.S. intelligence community. MFS is part of our long-term strategy to expand our software and services presence and pursue growth in platform-ready ISR sub-systems, particularly those with classified intellectual property. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR systems on an accelerated time cycle. This business segment enables us to combine classified intellectual property with the commercially developed application-ready sub-systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. For the six months ended December 31, 2011, MFS accounted for 7% of our total net revenues.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our business segments. As an industry, we are dealing with long-term uncertainties in the defense budget.

KOR and PDI ACQUISITION

On December 30, 2011, the Company acquired both KOR Electronics (“KOR”) and its wholly-owned subsidiary, Paragon Dynamics, Inc. (“PDI”). Based in Cypress, California, KOR designs and develops DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications. Based in Aurora, Colorado, PDI provides sophisticated analytic exploitation services and customized multi-intelligence data fusion solutions for the U.S. intelligence community. For segment reporting, KOR will be included in the Advanced Computing Solutions (“ACS”) operating segment and PDI will be included in the Mercury Federal Systems (“MFS”) operating segment. There are no revenues or expenses included in our results of operations for the three or six months ended December 31, 2011 relating to KOR or PDI operations.

RESULTS OF OPERATIONS:

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

The following tables set forth, for the three month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2011	As a % of Total Net Revenue	December 31, 2010	As a % of Total Net Revenue
Net revenues	$67,959	100.0%	$55,513	100.0%
Cost of revenues	27,046	39.8	23,873	43.0

Gross margin	40,913	60.2	31,640	57.0
Operating expenses:
Selling, general and administrative	14,419	21.2	14,019	25.2
Research and development	11,724	17.3	10,479	18.9
Amortization of acquired intangible assets	692	1.0	317	0.6
Acquisition costs and other related expenses	593	0.9	307	0.6

Total operating expenses	27,428	40.4	25,122	45.3

Income from operations	13,485	19.8	6,518	11.7
Other income, net	388	0.6	361	0.7

Income from continuing operations before income taxes	13,873	20.4	6,879	12.4
Income taxes	4,828	7.1	1,696	3.1

Net income	$9,045	13.3%	$5,183	9.3%

REVENUES

(In thousands)	December 31, 2011	December 31, 2010	$ Change	% Change
ACS	$64,062	$51,893	$12,169	23%
MFS	5,191	3,565	1,626	46%
Eliminations	(1,294)	55	(1,349)	-2453%

Total revenues	$67,959	$55,513	$12,446	22%

Total revenues increased $12.5 million, or 22%, to $68.0 million during the three months ended December 31, 2011 as compared to the comparable period in fiscal 2011.

Net ACS revenues increased $12.2 million, or 23%, to $64.1 million during the three months ended December 31, 2011 as compared to the same period in fiscal 2011. The increase is largely driven by higher defense sales of $19.8 million which were partially offset by a decrease in commercial sales of $7.6 million. Approximately 94% of the net ACS revenues during the three months ended December 31, 2011 related to defense customers, as compared to approximately 78% in the same period in fiscal 2011.

Net MFS revenues increased $1.6 million, or 46%, to $5.2 million during the three months ended December 31, 2011 as compared to the same period in fiscal 2011. This increase was primarily driven by higher revenues from a wide area persistent surveillance contract.

International revenues represented approximately 2% and 9% of total revenues during the three months ended December 31, 2011 and 2010, respectively. The decrease in international revenues during the three months ended December 31, 2011 was primarily driven by a $2.2 million decrease to a commercial customer in the Asia Pacific region and a $0.7 million decrease to a defense customer in the Europe region.

Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 60.2% for the three months ended December 31, 2011, an increase of 320 basis points from the 57.0% gross margin achieved during the same period in fiscal 2011. The improvement in gross margin was primarily due to a favorable shift in business mix from lower margin commercial sales to higher margin defense sales. Also, within defense, we had favorable program mix and less services derived revenues in ACS that typically carry lower gross margin. This improvement was partially offset by increase in manufacturing costs and higher warranty and inventory provisions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $0.4 million, or 3%, to $14.4 million during the three months ended December 31, 2011 compared to $14.0 million during the same period in fiscal 2011. The increase was primarily due to a $0.3 million increase in distributor costs, a $0.2 million increase in equipment and supplies and a $0.3 million increase in depreciation and maintenance expenses. These increases were partially offset by a $0.3 million decrease in IT support expense and a $0.1 million decrease in recruiting expense. However, selling, general and administrative expenses decreased as a percentage of revenues to 21.2% during the three months ended December 31, 2011 from 25.2% during the same period in fiscal 2011 due to higher revenues and slower expense growth.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $1.2 million, or 12%, to $11.7 million during the three months ended December 31, 2011 compared to $10.5 million during the same period in fiscal 2011. The increase was primarily the result of a $1.1 million increase in employee compensation expense, a $0.3 million increase in maintenance and depreciation expenses, and a $0.2 million increase in IT support expense. These increases were mainly driven by an increase in personnel and related expenses as a result of the LNX acquisition in January 2011. These increases were offset by higher design and development costs allocated to cost of sales for long-term production contracts. Research and development continues to be a focus of our business with approximately 17.3% of our revenues dedicated to research and development activities during the three months ended December 31, 2011 and approximately 18.9% of our revenues dedicated to such activities during the same period in fiscal 2011.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased by $0.4 million to $0.7 million during the three months ended December 31, 2011 compared to $0.3 million during the same period in fiscal 2011, primarily due to amortization of intangible assets from the LNX acquisition completed in January 2011.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.6 million and $0.3 million of acquisition costs and other related expenses during the three months ended December 31, 2011 and 2010, respectively. The acquisition costs and other related expenses consist of transaction costs incurred in connection with the KOR and LNX acquisitions.

INTEREST INCOME

Interest income for the three months ended December 31, 2011 and 2010 were minimal due to the near zero percent yield on our U.S. treasury bills and money market accounts.

INTEREST EXPENSE

We incurred a minimal amount of interest expense for the three months ended December 31, 2011 and 2010, which primarily consisted of finance charges related to capital lease obligations.

OTHER INCOME

Other income remained consistent year over year at $0.4 million for the three months ended December 31, 2011 and 2010. Other income primarily consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency translation exchange gains.

INCOME TAXES

We recorded a provision for income taxes of $4.8 million during the three months ended December 31, 2011 as compared to $1.7 million during the same period in fiscal 2011 due to higher income from continuing operations before income taxes. The effective tax rate for the three months ended December 31, 2011 and 2010 was 35% and 25%, respectively. The difference in the rates is primarily due to a full-year benefit of federal research and development tax credit in fiscal 2011 compared to only a six-month benefit in fiscal 2012. Our effective tax rate for the three months ended December 31, 2010 differed from the federal statutory tax rate of 35% primarily due to the impact of research and development tax credits and the impact of a Section 199 Manufacturing Deduction.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $7.0 million during the three months ended December 31, 2011 to $14.6 million as compared to $7.6 million for the same period in fiscal 2011. The increase in operating profit was primarily driven by increased revenues of $12.2 million, which drove an improvement in gross margin. Operating expense declined as a percent of revenue as we continued to improve our operating leverage.

Operating profit for MFS increased $1.0 million during the three months ended December 31, 2011 to $1.1 million as compared to $0.1 million for the same period in fiscal 2011. The increase in operating profit was primarily due to a $1.6 million increase in revenues. Additionally, MFS generated a higher gross margin percentage of 26% during the three months ended December 31, 2011 compared to a 17% gross margin for the same period in fiscal 2011 driven by program funding on its persistent surveillance program.

See Note J to our consolidated financial statements included in this report for more information regarding our operating segments and geographic information.

Six months ended December 31, 2011 compared to the six months ended December 31, 2010

The following tables set forth, for the six month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2011	As a % of Total Net Revenue	December 31, 2010	As a % of Total Net Revenue
Net revenues	$117,081	100.0%	$107,621	100.0%
Cost of revenues	46,252	39.5	45,321	42.1

Gross margin	70,829	60.5	62,300	57.9
Operating expenses:
Selling, general and administrative	28,064	24.0	28,216	26.2
Research and development	23,589	20.1	21,378	19.9
Amortization of acquired intangible assets	1,508	1.3	636	0.6
Acquisition costs and other related expenses	618	0.5	307	0.3

Total operating expenses	53,779	45.9	50,537	47.0

Income from operations	17,050	14.6	11,763	10.9
Other income, net	790	0.6	875	0.8

Income from continuing operations before income taxes	17,840	15.2	12,638	11.7
Income taxes	6,142	5.2	3,773	3.5

Income from continuing operations	11,698	10.0	8,865	8.2
Loss from discontinued operations, net of taxes	—	—	(52)	—

Net income	$11,698	10.0%	$8,813	8.2%

REVENUES

(In thousands)	December 31, 2011	December 31, 2010	$ Change	% Change
ACS	$109,458	$102,369	$7,089	7%
MFS	9,363	5,419	3,944	73%
Eliminations	(1,740)	(167)	(1,573)	-942%

Total revenues	$117,081	$107,621	$9,460	9%

Total revenues increased $9.5 million, or 9%, to $117.1 million during the six months ended December 31, 2011 as compared to the same period in fiscal 2011.

Net ACS revenues increased $7.1 million, or 7%, to $109.5 million, during the six months ended December 31, 2011 as compared to the same period in fiscal 2011. This increase was driven by an increase in sales to defense customers of $25.0 million in the radar market. The increase was partially offset by a $17.9 million decrease in revenues from commercial customers, primarily relating to the semiconductor and commercial computing markets.

Net MFS revenues increased $3.9 million, or 73%, to $9.4 million, during the six months ended December 31, 2011 as compared to the same period in fiscal 2011. This increase was primarily driven by higher revenues from a wide area persistent surveillance contract.

International revenues represented approximately 3% and 6% of total revenues during the six months ended December 31, 2011 and 2010, respectively. The decrease in international revenues during the six months ended December 31, 2011 was primarily driven by the decrease in revenues from commercial customers in the Asia Pacific region and the decrease in revenues from a defense customer in the Europe region.

Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 60.5% for the six months ended December 31, 2011, an increase of 260 basis points from the 57.9% gross margin achieved during the same period in fiscal 2011. The improvement in gross margin was primarily due to a favorable shift in business mix from lower margin commercial sales to higher margin defense sales. Also, within defense, we had favorable program mix and less services derived revenues in ACS that typically carry lower gross margin. This improvement was partially offset by increase in manufacturing costs and higher warranty and inventory provisions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $0.1 million, or 1%, to $28.1 million during the six months ended December 31, 2011 compared to $28.2 million during the same period in fiscal 2011. The decrease was primarily due to a $0.4 million decrease in IT support expense, a $0.3 million decrease in employee compensation expense, and $0.3 million decrease in recruiting expense. These decreases were partially offset by a $0.6 million increase in depreciation and maintenance expenses and a $0.4 million increase in distributor costs. Selling, general and administrative expenses decreased as a percentage of revenues to 24.0% during the six months ended December 31, 2011 from 26.2% during the same period in fiscal 2011 due to higher revenues and operating leverage.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $2.2 million, or 10%, to $23.6 million during the six months ended December 31, 2011 compared to $21.4 million during the same period in fiscal 2011. The increase was primarily driven by a $2.3 million increase in employee compensation expense, a $0.4 million increase in maintenance and depreciation expenses, and a $0.3 million increase in IT support expense. These increases were mainly driven by an increase in personnel and related expenses as a result of the LNX acquisition in January 2011. These increases were offset by a $0.5 million decrease in costs of prototype and development materials and a $0.4 million increase in design and development costs allocated to cost of sales for long-term production contracts. Research and development continues to be a focus of our business with approximately 20.1% of our revenues dedicated to research and development activities during the six months ended December 31, 2011 and approximately 19.9% of our revenues dedicated to such activities during the same period in fiscal 2011.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased by $0.9 million to $1.5 million during the six months ended December 31, 2011 compared to $0.6 million during the same period in fiscal 2011, primarily due to amortization of intangible assets from the LNX acquisition completed in January 2011.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.6 million and $0.3 million of acquisition costs and other related expenses during the six months ended December 31, 2011 and 2010, respectively. The acquisition costs and other related expenses primarily consist of transaction costs incurred in connection with the KOR and LNX acquisitions.

INTEREST INCOME

Interest income for the six months ended December 31, 2011 and 2010 were minimal due to the near zero percent yield on our U.S. treasury bills and money market accounts.

INTEREST EXPENSE

We incurred a minimal amount of interest expense for the six months ended December 31, 2011 and 2010, which primarily consisted of finance charges related to capital lease obligations.

OTHER INCOME

Other income decreased $0.1 million, to $0.8 million during the six months ended December 31, 2011, as compared to the same period in fiscal 2011. Other income for the six months ended December 31, 2011 consists of $0.6 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and $0.2 million of foreign currency translation exchange gains. The $0.1 million decrease is primarily associated with a $0.2 million foreign currency translation exchange gain during the six months ended December, 2011 as compared to a $0.3 million foreign currency exchange gain for the same period in fiscal 2011.

INCOME TAXES

We recorded a provision for income taxes of $6.1 million during the six months ended December 31, 2011 as compared to $3.8 million during the same period in fiscal 2011 primarily due to higher income from continuing operations before income taxes of $5.2 million. The effective tax rate for the six months ended December 31, 2011 and 2010 was 34% and 30%, respectively. The difference in the rates is primarily due to a full-year benefit of federal research and development tax credit in fiscal 2011 compared to only a six-month benefit in fiscal 2012. Our effective tax rate for the six months ended December 31, 2011 and 2010 differed from the federal statutory tax rate of 35% primarily due to the impact of research and development tax credits and the impact of a Section 199 Manufacturing Deduction.

SEGMENT OPERATING RESULTS

Operating profit for ACS increased $4.1 million during the six months ended December 31, 2011 to $19.6 million as compared to $15.5 million for the same period in fiscal 2011. The increase in operating profit was primarily driven by increased revenues of $7.1 million, which drove an improvement in gross margin. Operating expenses declined as a percentage of revenues due to improved operating leverage.

Results from operations of the MFS segment increased $1.9 million during the six months ended December 31, 2011 to an operating profit of $1.5 million as compared to an operating loss of $0.4 million for the same period in fiscal 2011. The increase in operating profit was primarily due to a $3.9 million increase in revenues. Additionally MFS generated a higher gross margin percentage of 23% during the six months ended December 31, 2011 compared to a 14% gross margin for the same period in fiscal 2011 driven by program funding on its persistent surveillance program.

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

The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure to our adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2011	2010	2011	2010
Income from continuing operations	$9,045	$5,183	$11,698	$8,865
Interest expense, net	6	43	9	45
Income taxes	4,828	1,696	6,142	3,773
Depreciation	1,905	1,552	3,760	2,980
Amortization of acquired intangible assets	692	317	1,508	636
Acquisition costs and other related expenses	593	307	618	307
Fair value adjustments from purchase accounting	(44)	—	(22)	—
Stock-based compensation cost	1,812	1,633	3,852	2,923

Adjusted EBITDA	$18,837	$10,731	$27,565	$19,529

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by operating activities less capital expenditures. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation. We believe that trends in our free cash flow are valuable indicators of our operating performance and liquidity.

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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure to free cash flow:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2011	2010	2011	2010
Cash provided by operating activities	$11,028	$8,103	$15,244	$17,453
Capital expenditures	(1,925)	(2,003)	(3,571)	(3,598)

Free cash flow	$9,103	$6,100	$11,673	$13,855

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

Senior Secured Credit Facility

We have a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank that provides a $35 million revolving line of credit (the “Revolver”), with interest payable monthly and the principal due at the February 11, 2014 maturity of the Revolver. The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 and a $15 million minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17.5 million of minimum cash flow required thereafter). The minimum cash flow covenant is calculated as our trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits our and our subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the ability of us and our subsidiaries to incur additional debt. The interest rates include various rate options that are available to us. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on our leverage at the time of borrowing. Borrowings are secured by a first-priority security interest in all of our domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. Our MFS, LNX, KOR and PDI subsidiaries are guarantors and have granted a security interest in their assets in favor of Silicon Valley Bank. We have had no borrowings under the Loan Agreement since inception and were in compliance with all covenants as of December 31, 2011.

Shelf Registration Statement

On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.

CASH FLOWS

	As of and for the period ended December 31,
(In thousands)	2011	2010
Net cash provided by operating activities	$15,244	$17,453
Net cash (used in) provided by investing activities	$(74,242)	$12,252
Net cash provided by financing activities	$1,065	$2,466
Net (decrease) increase in cash and cash equivalents	$(57,920)	$32,196
Cash and cash equivalents at end of period	$104,955	$88,437

Our cash and cash equivalents decreased by $57.9 million from June 30, 2011 to December 31, 2011, primarily as a result of the $70.4 million payment, net of cash acquired, for the KOR acquisition, $3.6 million in capital expenditures, and a $0.4 million payment for other financing and investing activities, partially offset by $15.2 million generated by operating activities and $1.2 million generated from stock related activities.

Operating Activities

During the six months ended December 31, 2011, we generated $15.2 million in cash from operations compared to $17.5 million generated from operating activities during the same period in fiscal 2011. The $2.2 million decrease in cash generated from operations was largely driven by a $10.0 million decrease in cash received from accounts receivable, a $1.5 million decrease in deferred income tax provision, a $1.2 million increase in cash used for inventory, and a $1.1 million increase in cash used for prepaid income taxes. These uses of cash were offset by $2.9 million in higher net income, a $3.6 million increase in cash generated by deferred revenue and customer advances, a $1.7 million increase in depreciation and amortization expenses, a $1.4 million decrease in cash used for other non-current assets, and a $1.4 million decrease in cash used for income tax payable. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the six months ended December 31, 2011, we used cash of $74.2 million in investing activities compared to $12.3 million generated by investing activities during the same period in fiscal 2011. The $86.5 million decrease in cash generated from investing activities was primarily driven by a $70.4 million payment, net of cash acquired, for the KOR acquisition, and a $0.3 million increase in restricted cash. The decrease is also a result of exercising the put option to sell our auction rate securities balance to UBS at par. The transaction was settled on July 1, 2010 when we received $18.0 million in cash. These decreases were partially offset by a $2.2 million payment for intangible assets made during six months ended December 31, 2010. Capital expenditures remained consistent year over year for the six month ended December 31, 2011 and 2010.

Financing Activities

During the six months ended December 31, 2011, we generated $1.1 million in cash from financing activities compared to $2.5 million generated from financing activities during the same period in fiscal 2011. The $1.4 million decrease in cash generated from financing activities was primarily due to a $0.8 million decrease in proceeds from employee stock plans and a $0.6 million decrease in excess tax benefits from stock-based compensation.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2011:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$16,438	$16,438	$—	$—	$—
Operating leases	16,275	3,904	6,432	5,080	859
Supply agreement	1,578	1,578	—	—	—
Capital lease obligations	121	121	—	—	—

	$34,412	$22,041	$6,432	$5,080	$859

We have a liability at December 31, 2011 of $1.8 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $16.4 million at December 31, 2011.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing approximately $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Under the terms of this supply agreement, we were required to and paid an advance of approximately $1.9 million of the $6.5 million. Further, upon expiration of the agreement on August 31, 2012, if we do not purchase the full $6.5 million in inventory, we may be required to pay a penalty equal to 35% of the remaining inventory balance. As of December 31, 2011, the remaining minimum commitment related to this agreement was $1.6 million, which is the 35% “penalty” on the remaining inventory balance. While we expect to continue to purchase this inventory through the expiration of the agreement, we do not expect to purchase the full $6.5 million noted above. As of December 31, 2011, we have recorded an accrued liability of approximately $0.6 million for the 35% penalty we anticipate paying for unpurchased inventory.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, an amendment of the FASB Accounting Standards Codification. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not need to perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance is not expected to have a material impact to our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the International Accounting Standards Board (“IASB”)’s issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the Boards retained the existing offsetting models under U.S. GAAP and International Financial Reporting Standards (“IFRS”), the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is not expected to have a material impact to our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies are still required to adopt the other requirements contained in the new standard on comprehensive income, ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). The new standard and this deferral are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted but full retrospective application is required. Effective July 1, 2010, the Company adopted FASB ASU 2011-05 and has presented the components of net income and comprehensive income in one consecutive financial statement on our 2011 Annual Report and interim quarterly reports on Form 10-Q. This guidance is not expected to have a material impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from June 30, 2011 to December 31, 2011 as we disclosed in Item 7A of our 2011 Annual Report on Form 10-K filed on August 18, 2011 with the Securities and Exchange Commission.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The U.S. Department of Justice (“DOJ”) is conducting an investigation into the conduct of certain former employees of PDI in the 2008-2009 time frame and has asserted that such conduct may have constituted a violation of the Procurement Integrity Act and that civil penalties would apply to any such violations. PDI and its parent company, KOR, have been cooperating in the investigation. While the parties have engaged in discussions and correspondence regarding this matter, no resolution has been reached and no litigation has commenced. Since the acquisition of PDI and KOR, we have been in the process of developing a more complete assessment of the DOJ investigation. We are entitled to indemnity with respect to this matter pursuant to the terms of the Merger Agreement, and based on this indemnity and the associated escrow arrangements, the matter is not expected to have a material impact on our cash flows, results of operations, or financial condition.

In addition to the foregoing, we are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend our self vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“2011 Annual Report on Form 10-K”). There have been no material changes from the factors disclosed in our 2011 Annual Report on Form 10-K filed on August 18, 2011 with the Securities and Exchange Commission, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Agreement and Plan of Merger dated as of December 22, 2011 by and among the Company, King Merger, Inc., KOR Electronics, and the Securityholders’ Representative.

10.2*	Agreement, dated November 26, 2011, by and between Kevin M. Bisson and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 17, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 8, 2012.

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ KEVIN M. BISSON
Kevin M. Bisson Senior Vice President, Chief Financial Officer and Treasurer