Form 10-Q
period 2012-03-31
MERCURY COMPUTER SYSTEMS INC
filed 2012-05-03
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Shares of Common Stock outstanding as of April 30, 2012: 30,959,208 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

(Unaudited)

	March 31, 2012	June 30, 2011

Assets
Current assets:
Cash and cash equivalents	$114,845	$162,875
Accounts receivable, net of allowance for doubtful accounts of $45 and $17 at March 31, 2012 and June 30, 2011, respectively	38,190	44,786
Unbilled receivables and cost in excess of billings	11,672	1,059
Inventory	21,802	18,540
Deferred income taxes	8,132	7,678
Prepaid income taxes	1,668	1,075
Prepaid expenses and other current assets	4,894	4,171

Total current assets	201,203	240,184
Restricted cash	3,281	3,000
Property and equipment, net	15,351	14,520
Goodwill	132,325	79,558
Acquired intangible assets, net	26,231	16,702
Other non-current assets	955	1,598

Total assets	$379,346	$355,562

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,204	$7,972
Accrued expenses	12,272	5,808
Accrued compensation	12,149	16,288
Deferred revenues and customer advances	4,870	6,138

Total current liabilities	37,495	36,206
Deferred gain on sale-leaseback	4,689	5,556
Deferred income taxes	9,400	3,877
Income taxes payable	1,912	1,777
Other non-current liabilities	754	6,710

Total liabilities	54,250	54,126
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 29,586,674 and 29,143,738 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	296	291
Additional paid-in capital	220,463	213,777
Retained earnings	103,056	86,113
Accumulated other comprehensive income	1,281	1,255

Total shareholders’ equity	325,096	301,436

Total liabilities and shareholders’ equity	$379,346	$355,562

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenues	$66,989	$59,855	$184,070	$167,476
Cost of revenues	31,926	26,973	78,178	72,294

Gross margin	35,063	32,882	105,892	95,182
Operating expenses:
Selling, general and administrative	15,217	14,437	43,281	42,653
Research and development	11,452	10,683	35,041	32,061
Amortization of acquired intangible assets	1,143	663	2,651	1,299
Acquisition costs and other related expenses	145	100	763	407

Total operating expenses	27,957	25,883	81,736	76,420

Income from operations	7,106	6,999	24,156	18,762
Interest income	3	6	12	19
Interest expense	(8)	(10)	(26)	(68)
Other income, net	524	390	1,323	1,310

Income from continuing operations before income taxes	7,625	7,385	25,465	20,023
Income taxes	2,380	2,007	8,522	5,780

Income from continuing operations	5,245	5,378	16,943	14,243
Loss from discontinued operations, net of income taxes	—	—	—	(52)

Net income	$5,245	$5,378	$16,943	$14,191

Basic net earnings (loss) per share:
Income from continuing operations	$0.18	$0.20	$0.58	$0.59
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.18	$0.20	$0.58	$0.59

Diluted net earnings (loss) per share:
Income from continuing operations	$0.17	$0.20	$0.56	$0.57
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.17	$0.20	$0.56	$0.57

Weighted-average shares outstanding:
Basic	29,562	26,272	29,432	24,105

Diluted	30,168	27,324	30,057	24,911

Comprehensive income:
Net income	$5,245	$5,378	$16,943	$14,191
Foreign currency translation adjustments	(12)	62	26	301

Total comprehensive income	$5,233	$5,440	$16,969	$14,492

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$16,943	$14,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,381	5,939
Stock-based compensation expense	5,194	4,222
Provision for deferred income taxes	1,354	854
Excess tax benefit from stock-based compensation	(487)	(570)
Other non-cash items	(614)	(694)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and cost in excess of billings	6,404	1,308
Inventory	(3,215)	1,841
Prepaid income taxes	992	2,483
Prepaid expenses and other current assets	485	(1,196)
Other non-current assets	652	(748)
Accounts payable and accrued expenses	(726)	(3,313)
Deferred revenues and customer advances	(2,594)	(2,215)
Income taxes payable	460	676
Other non-current liabilities	(5,542)	67

Net cash provided by operating activities	27,687	22,845

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(70,370)	(29,508)
Sales and maturities of marketable securities	—	18,025
Purchases of property and equipment	(6,438)	(5,336)
Payments for acquired intangible assets	(50)	(2,375)
Increase in restricted cash	(281)	—

Net cash used in investing activities	(77,139)	(19,194)

Cash flows from financing activities:
Proceeds from follow-on public stock offering, net	—	93,945
Proceeds from employee stock plans	1,031	2,188
Excess tax benefit from stock-based compensation	487	570
Payments of deferred offering costs	(30)	—
Payments of capital lease obligations	(137)	(246)

Net cash provided by financing activities	1,351	96,457

Effect of exchange rate changes on cash and cash equivalents	71	72

Net (decrease) increase in cash and cash equivalents	(48,030)	100,180
Cash and cash equivalents at beginning of period	162,875	56,241

Cash and cash equivalents at end of period	$114,845	$156,421

Cash paid during the period for:
Interest	$26	$16
Income taxes	$6,621	$1,548
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,306	$8,698
Acquisition of intangible assets	$—	$495
Capital lease	$—	$251

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial computing markets. The Company’s solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and action. In military reconnaissance and surveillance platforms, the Company’s sub-systems process real-time radar, video, sonar and signals intelligence data. The Company provides microwave products for enhanced communications capabilities in military and commercial applications. Additionally, Mercury Federal Systems (“MFS”), the Company’s wholly owned subsidiary, focuses on the defense contracting market with contracts which support the defense, intelligence, and homeland security markets.

The Company’s products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare, or EW, systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. The Company’s products or solutions have been deployed in over 300 different programs with over 25 different prime defense contractors.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2011 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2011. The results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

REVENUE RECOGNITION

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 36% of total revenues in both the three and nine months ended March 31, 2012. Total revenue recognized under multiple-deliverable revenue arrangements in the three and nine months ended March 31, 2011 was 42% and 48% of total revenues, respectively. Of the Company’s multiple-deliverable revenue arrangements, 50% typically ship complete within the same quarter.

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

WEIGHTED-AVERAGE SHARES

Weighted-average shares were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Basic weighted-average shares outstanding	29,562	26,272	29,432	24,105
Effect of dilutive equity instruments	606	1,052	625	806

Diluted weighted-average shares outstanding	30,168	27,324	30,057	24,911

Equity instruments to purchase 1,267 and 925 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2012, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 650 and 950 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2011, respectively, because the equity instruments were anti-dilutive.

C. Acquisitions

KOR and PDI ACQUISITION

On December 22, 2011, the Company and King Merger Inc., a newly formed, wholly-owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KOR Electronics (“KOR”), and Shareholder Representative Services LLC, as the securityholders’ representative. On December 30, 2011, the transaction closed with the Merger Sub being merged with and into KOR with KOR continuing as the surviving company and wholly-owned subsidiary of the Company (the “Merger”). By operation of the Merger, the Company acquired both KOR and its wholly-owned subsidiary, Paragon Dynamics, Inc. (“PDI”). Based in Cypress, California, KOR designs and develops digital radio frequency memory (“DRFM”) units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications. Based in Aurora, Colorado, PDI provides sophisticated analytic exploitation services and customized multi-intelligence data fusion solutions for the U.S. intelligence community. For segment reporting, KOR is included in the Advanced Computing Solutions (“ACS”) business segment and PDI is included in the MFS business segment.

The Company acquired KOR and PDI for a purchase price of $70,000 paid in cash. The Company funded the purchase price with cash on hand. The Company acquired KOR and PDI free of bank debt. The purchase price was subject to post-closing adjustment based on a determination of KOR’s closing net working capital.

In accordance with the Merger Agreement, $10,650 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers’ indemnification obligations. The escrow is available for indemnification claims through December 30, 2013. No amounts have been released from escrow as of March 31, 2012.

The following table presents the net purchase price for the acquisition of KOR:

Net Purchase Price
Consideration transferred
Cash paid at closing	$71,019
Working capital adjustment	370
Less cash, cash equivalents and restricted cash acquired	(1,019)

Net purchase price	$70,370

The following table presents the preliminary allocation of the net purchase price for KOR:

Net Purchase Price Allocation
Estimated fair value of tangible assets acquired and liabilities assumed
Cash, cash equivalents and restricted cash	$1,019
Accounts receivable and cost in excess of billings	10,493
Other current and non-current assets	4,054
Current liabilities	(4,474)
Deferred income taxes	(4,600)

Estimated fair value of net tangible assets acquired	6,492
Estimated fair value of identifiable intangible assets	12,130
Estimated fair value of goodwill	52,767

Estimated fair value of assets acquired	$71,389
Less cash, cash equivalents and restricted cash acquired	(1,019)

Net purchase price	$70,370

The amounts above represent the preliminary fair value estimates as of March 31, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable. As of March 31, 2012, there have been no material adjustments to the initial fair value estimates.

The goodwill of $52,767 arising from the KOR acquisition largely reflects the potential synergies and expansion of the Company’s service offerings across product segments complementary to the Company’s existing products. The KOR acquisition provides the Company with additional know-how and expertise related to radio frequency simulation and jamming technology and expansion into technical services for the U.S. intelligence community.

The revenue and operating income of KOR included in the Company’s consolidated statements of operations for both the three and nine months ended March 31, 2012 was $10,453 and $1,512, respectively.

Pro Forma Financial Information

The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the KOR acquisition had occurred on July 1, 2010:

	Nine Months Ended March 31,
	2012	2011
Pro forma net revenues	$204,619	$194,946
Pro forma net income	$17,473	$17,243
Basic pro forma net earnings per share	$0.59	$0.72
Diluted pro forma net earnings per share	$0.58	$0.69

The pro forma results presented above are for illustrative purposes only for the applicable periods and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of the Company’s common stock. As a result, an additional 5,578 and 999 weighted average shares outstanding were included in the calculation of basic and diluted net earnings per shares for the nine months ended March 31, 2012 and 2011, respectively.

D. Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended March 31, 2012:

Amounts
Balance at June 30, 2011	$79,558
Goodwill allocated to KOR	33,449
Goodwill allocated to PDI	19,318

Total Goodwill arising from the KOR acquisition	52,767

Balance at March 31, 2012	$132,325

In the nine months ended March 31, 2012, there were no triggering events, as defined by FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, ACS and MFS. As of June 30, 2011, ACS was the only reporting unit that had a goodwill balance, and as such, the annual impairment analysis was performed for this reporting unit only. As of March 31, 2012, both ACS and MFS had goodwill balances, as such; the annual impairment analysis will be performed for each reporting unit in the fourth quarter of fiscal year 2012.

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
March 31, 2012
Customer relationships	$26,770	$(8,668)	$18,102	6.9 years
Licensing agreements and patents	4,095	(2,206)	1,889	5.4 years
Completed technologies	5,570	(738)	4,832	5.3 years
Trademarks	990	(47)	943	6.0 years
Backlog	800	(488)	312	2.0 years
Non-compete agreements	500	(347)	153	5.0 years

	$38,725	$(12,494)	$26,231

June 30, 2011
Customer relationships	$18,300	$(7,530)	$10,770	6.7 years
Licensing agreements, trademarks and patents	4,045	(1,622)	2,423	5.5 years
Completed technologies	2,900	(227)	2,673	6.0 years
Backlog	800	(188)	612	2.0 years
Non-compete agreements	500	(276)	224	5.0 years

	$26,545	$(9,843)	$16,702

Estimated future amortization expense for acquired intangible assets remaining at March 31, 2012 is as follows:

Year Ending June 30,
2012	$1,147
2013	4,826
2014	4,811
2015	4,670
2016	4,185
Thereafter	6,592

Total future amortization expense	$26,231

The following table summarizes the acquired intangible assets arising as a result of the KOR acquisition. These assets are included in the Company’s gross and net carrying amounts as of March 31, 2012.

Preliminary estimated fair value of acquired intangible assets at March 31, 2012 for the KOR acquisition is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$8,470	$(297)	$8,173	7.2 years
Completed technologies	2,670	(148)	2,522	4.5 years
Trademark	990	(47)	943	6.0 years

Total	$12,130	$(492)	$11,638	6.5 years

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

	Fair Value Measurements
	March 31, 2012	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$99,048	$99,048	$—	$—
Restricted cash	3,281	3,281	—	—

Total	$102,329	$102,329	$—	$—

Liabilities:
Contingent consideration	$4,923	$—	$—	$4,923

The carrying values of cash and cash equivalents, unbilled receivables, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The Company determines the fair value of the contingent consideration related to the LNX acquisition based on the probability of LNX attaining specific financial targets using an appropriate discount rate to present value the liability. The following table provides a rollforward of the fair value of the contingent consideration, whose fair values were determined by Level 3 inputs:

Fair Value
Balance at June 30, 2011	$4,854
Recognition of accretion expense in operating expenses	69

Balance at March 31, 2012	$4,923

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

	March 31, 2012	June 30, 2011
Raw materials	$9,617	$7,314
Work in process	7,484	7,554
Finished goods	4,701	3,672

Total	$21,802	$18,540

There are no amounts in inventory relating to contracts having production cycles longer than one year.

G. Debt

Senior Secured Credit Facility

The Company has a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank that provides a $35,000 revolving line of credit (the “Revolver”), with interest payable monthly and the principal due at the February 11, 2014 maturity of the Revolver. The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 and a $15,000 minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17,500 of minimum cash flow required thereafter). The minimum cash flow covenant is calculated as the Company’s trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits the Company’s and its subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the ability of the Company and its subsidiaries to incur additional debt. The interest rates include various rate options that are available to the Company. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on the Company’s leverage at the time of borrowing. Borrowings are secured by a first-priority security interest in all of the Company’s domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. The Company’s MFS, LNX, KOR and PDI subsidiaries are guarantors and have granted a security interest in their assets in favor of Silicon Valley Bank. The Company has had no borrowings under the Loan Agreement since inception and was in compliance with all covenants as of March 31, 2012.

H. Commitments and Contingencies

LEGAL CLAIMS

The U.S. Department of Justice (“DOJ”) is conducting an investigation into the conduct of certain former employees of PDI in the 2008-2009 time frame and has asserted that such conduct may have constituted a violation of the Procurement Integrity Act and that civil penalties would apply to any such violations. PDI and its parent company, KOR, have been cooperating in the investigation. While the parties have engaged in discussions and correspondence regarding this matter, no resolution has been reached and no litigation has commenced. Since its acquisition of PDI and KOR, the Company has been in the process of developing a more complete assessment of the DOJ investigation. The Company is entitled to indemnity with respect to this matter pursuant to the terms of the Merger Agreement, and based on this indemnity and the associated escrow arrangement, the matter is not expected to have a material impact on the Company’s cash flows, results of operations, or financial condition.

In addition to the foregoing, the Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of its business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to those matters currently pending against it and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s cash flows, results of operations, or financial position.

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

PURCHASE COMMITMENTS

In September 2006, the Company entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, commits the vendor to acquiring and storing $6,500 of inventory until August 31, 2012 and allows the Company to place orders for the inventory four times a year. Upon the earlier of January 31, 2007 or completion of the wafer fabrication process, the Company was required to and paid $1,900 of the $6,500. As of March 31, 2012, the Company placed a purchase order for $2,736 for the remaining inventory under the agreement.

As of March 31, 2012, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $17,825.

I. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 6,092 shares, which will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). On October 21, 2011, the Company’s shareholders approved a 1,000 share increase in the number of shares authorized for issuance under the 2005 plan to 6,092. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,646 shares available for future grant under the 2005 Plan at March 31, 2012.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. On October 21, 2011, the Company’s shareholders approved a 300 share increase in the number of shares authorized for issuance under the ESPP to 1,400. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each nine-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 58 and 54 shares issued under the ESPP during the nine months ended March 31, 2012 and 2011, respectively. Shares available for future purchase under the ESPP totaled 406 at March 31, 2012.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2010	2,612	$13.70	4.69
Granted	77	13.70
Exercised	(315)	8.25
Cancelled	(81)	16.41

Outstanding at June 30, 2011	2,293	$14.35	3.88
Granted	—	—
Exercised	(61)	6.18
Cancelled	(30)	23.50

Outstanding March 31, 2012	2,202	$14.46	3.14

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2010:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2010	828	$9.44
Granted	738	12.47
Vested	(279)	9.42
Forfeited	(100)	10.57

Outstanding at June 30, 2011	1,187	$11.23
Granted	580	14.32
Vested	(324)	11.47
Forfeited	(69)	12.55

Outstanding at March 31, 2012	1,374	$12.41

STOCK-BASED COMPENSATION EXPENSE

The Company recognized the expense for its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011 in accordance with FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”), and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cost of revenues	$83	$63	$241	$170
Selling, general and administrative	1,013	1,036	4,261	3,590
Research and development	246	200	692	462

Stock-based compensation expense	1,342	1,299	5,194	4,222
Income taxes	(463)	(455)	(1,846)	(1,485)

Stock-based compensation expense, net of income taxes	$879	$844	$3,348	$2,737

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

•

Mercury Federal Systems: this services-oriented operating segment supports work for the Department of Defense as well as intelligence and homeland security agencies, including the design, development, and implementation of new ISR capabilities to address present and emerging threats to U.S. forces. With the addition of PDI, the MFS segment also provides sophisticated analytic exploitation, multi-sensor fusion, and data processing services for the U.S. intelligence community.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies.” Beginning with the three months ended March 31, 2012, the profitability measure employed by the Company and its chief operating decision maker (“CODM”) as the basis for allocating resources to segments and assessing segment performance is adjusted EBITDA, The Company believes the adjusted EBITDA financial measure assists in providing an enhanced understanding of its underlying operational measures to manage its business, to evaluate its performance compared to prior periods and the marketplace, and to establish operational goals. The Company believes that adjusted EBITDA provides a more comprehensive basis for decision making and assessing segment performance than income (loss) from operations prior to stock compensation expense which was used in prior reporting periods. Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. Prior year’s balances have been presented to reflect the current profitability measures for comparative purposes. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company’s operations by reportable segment:

	ACS	MFS	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2012
Net revenues to unaffiliated customers	$56,408	$8,837	$1,744	$66,989
Intersegment revenues	4,018	—	(4,018)	—

Net revenues	$60,426	$8,837	$(2,274)	$66,989

Adjusted EBITDA	$10,164	$1,437	$406	$12,007
THREE MONTHS ENDED MARCH 31, 2011
Net revenues to unaffiliated customers	$56,364	$3,452	$39	$59,855
Intersegment revenues	1,728	—	(1,728)	—

Net revenues	$58,092	$3,452	$(1,689)	$59,855

Adjusted EBITDA	$10,964	$420	$(125)	$11,259
NINE MONTHS ENDED MARCH 31, 2012
Net revenues to unaffiliated customers	$165,866	$18,200	$4	$184,070
Intersegment revenues	7,947	—	(7,947)	—

Net revenues	$173,813	$18,200	$(7,943)	$184,070

Adjusted EBITDA	$36,415	$3,010	$147	$39,572
NINE MONTHS ENDED MARCH 31, 2011
Net revenues to unaffiliated customers	$158,732	$8,872	$(128)	$167,476
Intersegment revenues	4,499	—	(4,499)	—

Net revenues	$163,231	$8,872	$(4,627)	$167,476

Adjusted EBITDA	$31,250	$6	$(468)	$30,788

The following table reconciles the Company’s income from continuing operations, the most directly comparable GAAP financial measures, to its adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Income from continuing operations	$5,245	$5,378	$16,943	$14,243
Interest expense, net	5	4	14	49
Income taxes	2,380	2,007	8,522	5,780
Depreciation	1,970	1,660	5,730	4,640
Amortization of acquired intangible assets	1,143	663	2,651	1,299
Acquisition costs and other related expenses	145	100	763	407
Fair value adjustments from purchase accounting	(223)	148	(245)	148
Stock-based compensation cost	1,342	1,299	5,194	4,222

Adjusted EBITDA	$12,007	$11,259	$39,572	$30,788

The geographic distribution of the Company’s revenues from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2012
Net revenues to unaffiliated customers	$62,751	$2,906	$1,332	$—	$66,989
Inter-geographic revenues	1,627	165	56	(1,848)	—

Net revenues	$64,378	$3,071	$1,388	$(1,848)	$66,989

THREE MONTHS ENDED MARCH 31, 2011
Net revenues to unaffiliated customers	$58,441	$381	$1,033	$—	$59,855
Inter-geographic revenues	905	573	120	(1,598)	—

Net revenues	$59,346	$954	$1,153	$(1,598)	$59,855

NINE MONTHS ENDED MARCH 31, 2012
Net revenues to unaffiliated customers	$176,086	$4,046	$3,938	$—	$184,070
Inter-geographic revenues	4,571	600	87	(5,258)	—

Net revenues	$180,657	$4,646	$4,025	$(5,258)	$184,070

NINE MONTHS ENDED MARCH 31, 2011
Net revenues to unaffiliated customers	$159,746	$2,743	$4,987	$—	$167,476
Inter-geographic revenues	4,781	1,735	240	(6,756)	—

Net revenues	$164,527	$4,478	$5,227	$(6,756)	$167,476

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets from continuing operations is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2012	$15,320	$28	$3	$—	$15,351
June 30, 2011	$15,390	$24	$704	$—	$16,118

Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Raytheon Company	19%	14%	24%	18%
Northrop Grumman Corporation	13%	22%	20%	20%
Lockheed Martin Corporation	11%	*	13%	11%
KLA-Tencor Corporation	*	13%	*	10%

	43%	49%	57%	59%

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenue are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Patriot Missile	11%	*	*	*
Aegis	10%	*	11%	*
Joint Strike Fighter	*	*	12%	*

	21%	*	23%	*

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

K. Income Taxes

The Company recorded tax expense of $2,380 and $2,007 for the three months ended March 31, 2012 and 2011, respectively, on income from continuing operations before taxes of $7,625 and $7,385 for the three months ended March 31, 2012 and 2011, respectively. The Company recorded tax expense of $8,522 and $5,780 for the nine months ended March 31, 2012 and 2011, respectively, on income from continuing operations before taxes of $25,465 and $20,023 for the nine months ended March 31, 2012 and 2011, respectively. The tax rate for the nine months ended March 31, 2012 and 2011 was 33% and 29%, respectively. The difference in the rates is primarily due to a full-year benefit of federal research and development tax credit in fiscal 2011 compared to only a six-month benefit in fiscal 2012. The effective tax rate for nine months ended March 31, 2012 and 2011 differed from the federal statutory rate primarily due to the impact of research and development tax credits and the impact of a Section 199 Manufacturing Deduction.

No material changes in the Company’s unrecognized tax positions occurred during the three and nine months ended March 31, 2012. The Company does not expect there to be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

L. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “believe,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and the timing of such funding, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market commercially-developed, high-performance embedded, real-time digital signal and complete image processing sub-systems and software for specialized defense and commercial computing markets. Our solutions play a critical role in a wide range of applications, transforming sensor data to information for analysis and interpretation. In military reconnaissance and surveillance platforms, our sub-systems process real-time radar, video, sonar and signals intelligence, or SIGINT, data. We provide microwave products and design services for Electronic Warfare (“EW”) systems and enhanced communications capabilities in military and commercial applications. Additionally, Mercury Federal Systems, our wholly owned subsidiary, focuses on the defense contracting market with contracts which support the defense, intelligence, and homeland security markets.

Our products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and EW, systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. Our products or solutions have been deployed in over 300 different programs with over 25 different prime defense contractors.

As of March 31, 2012, we had 738 employees and, for the three and nine months ended March 31, 2012, we had revenues of $67.0 million and $184.1 million and income from continuing operations of $5.2 million and $16.9 million, respectively.

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

With the addition of KOR Electronics (“KOR”), we added a focus on the exploitation of the RF signals domain. Leveraging our analog-to-digital and digital-to-analog technologies and expertise, KOR delivers innovative high end solutions and services to the defense communities:

•	DRFM products which offer state of the art performance at low cost, exploiting the RF domain in a multitude of applications; and

•	radar and EW environment simulator products that are DRFM based and use modular and scalable building blocks including commercial-off-the-shelf hardware.

For the nine months ended March 31, 2012, ACS accounted for 90% of our total net revenues.

Mercury Federal Systems, or MFS. This business segment is focused on services and support work with the Department of Defense, or the DoD, and federal intelligence and homeland security agencies, including designing, engineering, and deploying new intelligence, surveillance and reconnaissance, or ISR, capabilities to address present and emerging threats to U.S. forces. With the addition of Paragon Dynamics, Inc. (“PDI”), our MFS segment also provides sophisticated analytic exploitation, multi-sensor fusion, and data processing services for the U.S. intelligence community. MFS is part of our long-term strategy to expand our software and services presence and pursue growth in platform-ready ISR sub-systems, particularly those with classified intellectual property. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR systems on an accelerated time cycle. This business segment enables us to combine classified intellectual property with the commercially developed application-ready sub-systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. For the nine months ended March 31, 2012, MFS accounted for 10% of our total net revenues.

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

KOR and PDI ACQUISITION

On December 30, 2011, we acquired both KOR and its wholly-owned subsidiary, PDI. Based in Cypress, California, KOR designs and develops DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications. Based in Aurora, Colorado, PDI provides sophisticated analytic exploitation services and customized multi-intelligence data fusion solutions for the U.S. intelligence community. For segment reporting, KOR is included in the ACS operating segment and PDI is included in the MFS operating segment.

The amounts of revenue and operating income of KOR included in our consolidated statements of operations for both the three and nine months ended March 31, 2012 was $10.5 million and $1.5 million, respectively.

RESULTS OF OPERATIONS:

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following tables set forth, for the three month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2012	As a % of Total Net Revenue	March 31, 2011	As a % of Total Net Revenue
Net revenues	$66,989	100.0%	$59,855	100.0%
Cost of revenues	31,926	47.7	26,973	45.1

Gross margin	35,063	52.3	32,882	54.9
Operating expenses:
Selling, general and administrative	15,217	22.7	14,437	24.1
Research and development	11,452	17.1	10,683	17.8
Amortization of acquired intangible assets	1,143	1.7	663	1.1
Acquisition costs and other related expenses	145	0.2	100	0.2

Total operating expenses	27,957	41.7	25,883	43.2

Income from operations	7,106	10.6	6,999	11.7
Other income, net	519	0.8	386	0.6

Income from continuing operations before income taxes	7,625	11.4	7,385	12.3
Income taxes	2,380	3.6	2,007	3.3

Net income	$5,245	7.8%	$5,378	9.0%

REVENUES

(In thousands)	March 31, 2012	March 31, 2011	$ Change	% Change
ACS	$56,408	$56,364	$44	<1%
MFS	8,837	3,452	5,385	156%
Eliminations	1,744	39	1,705	4372%

Total revenues	$66,989	$59,855	$7,134	12%

Total revenues increased $7.1 million, or 12%, to $67.0 million during the three months ended March 31, 2012 as compared to the comparable period in fiscal 2011.

Net ACS revenues remained consistent year over year at $56.4 million during the three months ended March 31, 2012 and 2011. Higher defense revenues of $11.6 million, including revenues contributed by KOR, were offset by lower commercial revenues. Defense revenues accounted for 95% of net ACS revenues during the three months ended March 31, 2012, as compared to 74% in the same period in fiscal 2011.

Net MFS revenues increased $5.4 million, or 156%, to $8.8 million during the three months ended March 31, 2012 as compared to the same period in fiscal 2011. The increase was driven by revenues from a wide area persistent surveillance contract and revenues contributed by PDI.

International revenues represented 6% and 2% of total revenues during the three months ended March 31, 2012 and 2011, respectively. The increase in international revenues during the three months ended March 31, 2012 was primarily driven by a $2.5 million increase in revenues to defense customers in Europe.

Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 52.3% for the three months ended March 31, 2012, a decrease of 260 basis points from the 54.9% gross margin achieved during the same period in fiscal 2011 due to the inclusion of KOR and PDI revenues which carry lower gross margins than our historical gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $0.8 million, or 5%, to $15.2 million during the three months ended March 31, 2012 compared to $14.4 million during the same period in fiscal 2011. The increase was primarily due to a $0.7 million increase in employee compensation expense driven by higher headcount as a result of the KOR acquisition. Selling, general and administrative expenses decreased as a percentage of revenues to 22.7% during the three months ended March 31, 2012 from 24.1% during the same period in fiscal 2011 due to higher revenue and increased operating leverage.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $0.8 million, or 7%, to $11.5 million during the three months ended March 31, 2012 compared to $10.7 million during the same period in fiscal 2011. The increase was primarily due to a $0.5 million increase in employee compensation expense driven by higher headcount as a result of the KOR acquisition, and a $0.2 million increase in higher supplies and depreciation expenses. Research and development continues to be a focus of our business with 17.1% of our revenues dedicated to research and development activities during the three months ended March 31, 2012 and 17.8% of our revenues dedicated to such activities during the same period in fiscal 2011.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased $0.5 million, to $1.1 million during the three months ended March 31, 2012 compared to the same period in fiscal 2011, primarily due to amortization of intangible assets from the KOR acquisition completed in December 2011.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.1 million of acquisition costs and other related expenses during the three months ended March 31, 2012 and 2011. The acquisition costs and other related expenses consist of transaction costs incurred from the KOR and LNX acquisitions.

INTEREST INCOME

Interest income for the three months ended March 31, 2012 and 2011 were minimal due to the near zero percent yield on our U.S. treasury bills and money market accounts.

INTEREST EXPENSE

We incurred a minimal amount of interest expense for the three months ended March 31, 2012 and 2011, which primarily consisted of finance charges related to capital lease obligations.

OTHER INCOME

Other income increased $0.1 million to $0.5 million during the three months ended March 31, 2012, as compared to the same period in fiscal 2011. Other income primarily consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses.

INCOME TAXES

We recorded a provision for income taxes of $2.4 million during the three months ended March 31, 2012 as compared to $2.0 million during the same period in fiscal 2011. The tax rate for the three months ended March 31, 2012 and 2011 was 31% and 27%, respectively. The difference in the rates is primarily due to a full-year benefit of federal research and development tax credit in fiscal 2011 compared to only a six-month benefit in fiscal 2012. Our effective tax rate for the three months ended March 31, 2012 and 2011 differed from the federal statutory tax rate primarily due to the impact of research and development tax credits and the impact of a Section 199 Manufacturing Deduction.

SEGMENT OPERATING RESULTS

Adjusted EBITDA for the ACS segment decreased $0.8 million during the three months ended March 31, 2012 to $10.2 million as compared to $11.0 million for the same period in fiscal 2011. The decrease in adjusted EBITDA was primarily due to higher operating expenses related to the inclusion of KOR in the segment’s operating results for the three months ended March 31, 2012.

Adjusted EBITDA for the MFS segment increased $1.0 million during the three months ended March 31, 2012 to $1.4 million as compared to $0.4 million for the same period in fiscal 2011. The increase in adjusted EBITDA was primarily due to a $5.4 million increase in revenues, partially offset by higher operating expenses as a result of the inclusion of PDI in the segment’s operating results for the three months ended March 31, 2012.

See Note J to our consolidated financial statements included in this report for more information regarding our operating segments and geographic information.

Nine months ended March 31, 2012 compared to the nine months ended March 31, 2011

The following tables set forth, for the nine month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2012	As a % of Total Net Revenue	March 31, 2011	As a % of Total Net Revenue
Net revenues	$184,070	100.0%	$167,476	100.0%
Cost of revenues	78,178	42.5	72,294	43.2

Gross margin	105,892	57.5	95,182	56.8
Operating expenses:
Selling, general and administrative	43,281	23.5	42,653	25.5
Research and development	35,041	19.0	32,061	19.1
Amortization of acquired intangible assets	2,651	1.5	1,299	0.8
Acquisition costs and other related expenses	763	0.4	407	0.2

Total operating expenses	81,736	44.4	76,420	45.6

Income from operations	24,156	13.1	18,762	11.2
Other income, net	1,309	0.7	1,261	0.8

Income from continuing operations before income taxes	25,465	13.8	20,023	12.0
Income taxes	8,522	4.6	5,780	3.5

Income from continuing operations	16,943	9.2	14,243	8.5
Loss from discontinued operations, net of income taxes	—	—	(52)	—

Net income	$16,943	9.2%	$14,191	8.5%

REVENUES

(In thousands)	March 31, 2012	March 31, 2011	$ Change	% Change
ACS	$165,866	$158,732	$7,134	4%
MFS	18,200	8,872	9,328	105%
Eliminations	4	(128)	132	103%

Total revenues	$184,070	$167,476	$16,594	10%

Total revenues increased $16.6 million, or 10%, to $184.1 million during the nine months ended March 31, 2012 as compared to the comparable period in fiscal 2011.

Net ACS revenues increased $7.1 million, or 4%, to $165.9 million during the nine months ended March 31, 2012 as compared to the same period in fiscal 2011. The increase was driven by higher defense revenues of $36.5 million, including additional revenues contributed by KOR and LNX, which were offset by a $29.4 million decrease in revenues from commercial customers. Defense revenues accounted for 93% of net ACS revenues during the nine months ended March 31, 2012, as compared to 74% in the same period in fiscal 2011.

Net MFS revenues increased $9.3 million, or 105%, to $18.2 million during the nine months ended March 31, 2012 as compared to the same period in fiscal 2011. The increase was driven by revenues from a wide area persistent surveillance contract and revenues contributed by PDI.

International revenues represented 4% and 5% of total revenues during the nine months ended March 31, 2012 and 2011, respectively. The decrease in international revenues during the nine months ended March 31, 2012 was primarily driven by the decrease in revenues from commercial customers in the Asia Pacific region, partially offset by the increase in revenues to defense customers in Europe.

Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 57.5% for the nine months ended March 31, 2012, an increase of 70 basis points from the 56.8% gross margin achieved during the same period in fiscal 2011. The improvement in gross margin was primarily due to a favorable shift in product mix during the first six months of fiscal 2012, partially offset by increase in manufacturing costs and higher warranty and inventory provisions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $0.6 million, or 1%, to $43.3 million during the nine months ended March 31, 2012 compared to $42.7 million during the same period in fiscal 2011. The increase was primarily due to a $0.8 million increase in employee compensation expense as a result of the KOR and LNX acquisitions. Selling, general and administrative expenses decreased as a percentage of revenues to 23.5% during the nine months ended March 31, 2012 from 25.5% during the same period in fiscal 2011 due to higher revenues and increased operating leverage.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $2.9 million, or 9%, to $35.0 million during the nine months ended March 31, 2012 compared to $32.1 million during the same period in fiscal 2011. The increase was primarily the result of a $2.8 million increase in employee compensation expenses as a result of the KOR and LNX acquisitions. Research and development continues to be a focus of our business with 19% of our revenues dedicated to research and development activities during the nine months ended March 31, 2012 and 2011.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased by $1.4 million to $2.7 million during the nine months ended March 31, 2012 compared to $1.3 million during the same period in fiscal 2011, primarily due to amortization of intangible assets from the KOR and LNX acquisitions.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.8 million and $0.4 million of acquisition costs and other related expenses during the nine months ended March 31, 2012 and 2011, respectively. The acquisition costs and other related expenses consist of transaction costs incurred in connection with the KOR and LNX acquisitions.

INTEREST INCOME

Interest income for the nine months ended March 31, 2012 and 2011 were minimal due to the near zero percent yield on our U.S. treasury bills and money market accounts.

INTEREST EXPENSE

We incurred a minimal amount of interest expense for the nine months ended March 31, 2012 and 2011, which primarily consisted of finance charges related to capital lease obligations.

OTHER INCOME

Other income remained consistent year over year at $1.3 million for the nine months ended March 31, 2012 and 2011. Other income primarily consists of $0.9 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency translation exchange gains.

INCOME TAXES

We recorded a provision for income taxes of $8.5 million during the nine months ended March 31, 2012 as compared to $5.8 million during the same period in fiscal 2011. The tax rate for the nine months ended March 31, 2012 and 2011 was 33% and 29%, respectively. The difference in the rates is primarily due to a full-year benefit of federal research and development tax credit in fiscal 2011 compared to only a six-month benefit in fiscal 2012. Our effective tax rate for the nine months ended March 31, 2012 and 2011 differed from the federal statutory tax rate primarily due to the impact of research and development tax credits and the impact of a Section 199 Manufacturing Deduction.

SEGMENT OPERATING RESULTS

Adjusted EBITDA for the ACS segment increased $5.1 million during the nine months ended March 31, 2012 to $36.4 million as compared to $31.3 million for the same period in fiscal 2011. The increase in adjusted EBITDA was primarily driven by increased gross margin due to higher revenues. This improvement was partially offset by an increase in operating expenses as a result of the KOR and LNX acquisitions. Overall, operating expenses declined as a percent of revenue.

Adjusted EBITDA for the MFS segment increased $3.0 million during the nine months ended March 31, 2012 as compared to nil for the same period in fiscal 2011. The increase in adjusted EBITDA was primarily due to higher revenues driven by revenues from a wide area persistent surveillance contract and revenues contributed by PDI.

See Note J to our consolidated financial statements included in this report for more information regarding our operating segments and geographic information.

NON-GAAP FINANCIAL MEASURES

In our periodic communications, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA and free cash flow. Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing an enhanced understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure to our adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Income from continuing operations	$5,245	$5,378	$16,943	$14,243
Interest expense, net	5	4	14	49
Income taxes	2,380	2,007	8,522	5,780
Depreciation	1,970	1,660	5,730	4,640
Amortization of acquired intangible assets	1,143	663	2,651	1,299
Acquisition costs and other related expenses	145	100	763	407
Fair value adjustments from purchase accounting	(223)	148	(245)	148
Stock-based compensation cost	1,342	1,299	5,194	4,222

Adjusted EBITDA	$12,007	$11,259	$39,572	$30,788

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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure to free cash flow:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Cash provided by operating activities	$12,443	$5,392	$27,687	$22,845
Purchases of property and equipment	(2,867)	(1,738)	(6,438)	(5,336)

Free cash flow	$9,576	$3,654	$21,249	$17,509

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity came from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, a supply agreement and inventory purchase commitments with our contract manufacturers.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit with Silicon Valley Bank, and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, additional cash may be required for certain future acquisitions. To the extent existing resources and cash from operations are insufficient to support our acquisition activities, we may need to raise additional funds through equity or debt financing.

Senior Secured Credit Facility

We have a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank that provides a $35 million revolving line of credit (the “Revolver”), with interest payable monthly and the principal due at the February 11, 2014 maturity of the Revolver. The Loan Agreement provides for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 and a $15 million minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17.5 million of minimum cash flow required thereafter). The minimum cash flow covenant is calculated as our trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contains certain customary representations and warranties and limits our and our subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defines events of default and limitations on the ability of us and our subsidiaries to incur additional debt. The interest rates include various rate options that are available to us. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on our leverage at the time of borrowing. Borrowings are secured by a first-priority security interest in all of our domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. Our MFS, LNX, KOR and PDI subsidiaries are guarantors and have granted a security interest in their assets in favor of Silicon Valley Bank. We have had no borrowings under the Loan Agreement since inception and were in compliance with all covenants as of March 31, 2012.

Shelf Registration Statement

On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.

CASH FLOWS

(In thousands)	As of and for the Nine Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$27,687	$22,845
Net cash used in investing activities	$(77,139)	$(19,194)
Net cash provided by financing activities	$1,351	$96,457
Net (decrease) increase in cash and cash equivalents	$(48,030)	$100,180
Cash and cash equivalents at end of period	$114,845	$156,421

Our cash and cash equivalents decreased by $48.0 million from June 30, 2011 to March 31, 2012, primarily as a result of the $70.4 million payment, net of cash acquired, for the KOR acquisition, $6.4 million in capital expenditures, and a $0.5 million payment for other financing and investing activities, partially offset by $27.7 million generated by operating activities and $1.5 million generated from stock related activities.

Operating Activities

During the nine months ended March 31, 2012, we generated $27.7 million in cash from operations compared to $22.8 million generated from operating activities during the same period in fiscal 2011. The $4.9 million increase in cash generated from operations was largely driven by $2.8 million of higher net income, a $2.5 million increase in depreciation and amortization expenses, a $1.1 million increase in stock-based compensation expense and its related excess tax benefit, and a $0.5 million increase in deferred income tax provision. These increases in cash were offset by a $2.0 million decrease in changes in working capital. The decrease primarily consist of a $5.1 million increase in cash used for inventory, a $3.0 million increase in cash used for other non-current liabilities, accounts payable and accrued expenses, a $1.5 million increase in cash used for prepaid income taxes, a $0.4 million decrease in cash generated by deferred revenue and customer advances, and a $0.2 million increase in cash used for income taxes payable. These uses of cash were offset by a $5.1 million increase in cash received from accounts receivables and a $3.1 million decrease in cash used for prepaid expenses and other assets. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the nine months ended March 31, 2012, we used cash of $77.1 million in investing activities compared to $19.2 million used in investing activities during the same period in fiscal 2011. The $57.9 million increase in cash used in investing activities was primarily driven by a $70.4 million payment, net of cash acquired, for the KOR acquisition in fiscal 2012 compared to a $29.5 million payment, net of cash acquired, for the LNX acquisition in fiscal 2011, a $1.1 million increase in capital expenditures, and a $0.3 million increase in restricted cash. Additionally, we generated cash in fiscal 2011 by exercising the put option to sell auction rate securities balance for $18.0 million in cash. These increases were partially offset by a $2.4 million payment for intangible assets made during the nine months ended March 31, 2011.

Financing Activities

During the nine months ended March 31, 2012, we generated $1.4 million in cash from financing activities compared to $96.5 million generated from financing activities during the same period in fiscal 2011. The $95.1 million decrease in cash generated from financing activities was primarily due to $93.9 million of net proceeds received from a follow-on public stock offering in fiscal 2011, a $1.1 million decrease in proceeds from employee stock plans, and a $0.1 million decrease in excess tax benefits from stock-based compensation.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2012:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$17,825	$17,825	$—	$—	$—
Operating leases	16,125	4,073	6,446	5,343	263
Capital lease obligations	86	86	—	—	—

	$34,036	$21,984	$6,446	$5,343	$263

We have a liability at March 31, 2012 of $1.9 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $17.8 million at March 31, 2012.

In September 2006, we entered into a supply agreement with a third-party vendor to purchase certain inventory parts that went “end of life.” This supply agreement, as subsequently amended, committed the vendor to acquiring and storing $6.5 million of inventory until August 31, 2012 and allows us to place orders for the inventory four times a year. Under the terms of this supply agreement, we were required to and paid an advance of $1.9 million of the $6.5 million. As of March 31, 2012, we placed a purchase order for $2.7 million for the remaining inventory under the agreement to fulfill anticipated future demand for these products.

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

OFF-BALANCE SHEET ARRANGEMENTS

Other than our lease commitments incurred in the normal course of business and certain indemnification provisions, we do not have any off- balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

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

There have been no material changes in our exposure to market risk from June 30, 2011 to March 31, 2012 as we disclosed in Item 7A of our 2011 Annual Report on Form 10-K filed on August 18, 2011 with the Securities and Exchange Commission.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements.

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 3, 2012.

MERCURY COMPUTER SYSTEMS, INC.

By:	/S/ KEVIN M. BISSON
Kevin M. Bisson Senior Vice President, Chief Financial Officer and Treasurer