Form 10-K
period 2012-06-30
MERCURY COMPUTER SYSTEMS INC
filed 2012-08-22
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-23599

MERCURY COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $392.6 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of Common Stock outstanding as of July 31, 2012: 31,018,894 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on October 17, 2012 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Computer Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2012 refers to the period from July 1, 2011 to June 30, 2012.

ITEM 1.	BUSINESS

Our Company

We design, manufacture and market commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial markets. Our solutions play a critical role in a wide range of applications, processing and transforming sensor data to information for storage, analysis and interpretation. Our goal is to grow and build on our position as a critical component of the defense and intelligence industrial base and be the leading provider of open and affordable sensor processing subsystems for intelligence, surveillance and reconnaissance (“ISR”), electronic warfare (“EW”), and missile defense applications. In military reconnaissance and surveillance platforms, our sub-systems receive, process, and store real-time radar, video, sonar and signals intelligence data. We provide radio frequency (“RF”) and microwave products for enhanced signal acquisition and communications in military and commercial applications. Additionally, Mercury Federal Systems, our wholly owned subsidiary, focuses on direct and indirect contracts supporting the defense, intelligence, and homeland security agencies. We have growing capabilities in the area of “Big Data” processing, analytics and analysis in support of both the U.S. Department of Defense (“DoD”) and to the intelligence community as they enhance their ability to acquire, process and exploit large amounts of data for both real-time analytics and “forensic” analysis.

Our products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare, systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. Our products or solutions have been deployed in more than 300 different programs with over 25 different prime defense contractors. We deliver commercially developed technology and solutions that are based on open system architectures and widely adopted industry standards, and support all of this with services and support capabilities.

Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2012 were $244.9 million, $22.6 million and $48.9 million, respectively. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2011 were $228.7 million, $18.5 million and $40.9 million, respectively. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2010 were $199.8 million, $28.1 million and $29.9 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EBITDA to income from continuing operations.

Our operations are presently organized in the following two business segments:

Advanced Computing Solutions, or ACS. This business segment is focused on specialized, high-performance embedded, real-time digital signal and image processing solutions that encompass signal acquisition, including microwave front-end, digitization, digital signal processing, exploitation processing, high capacity digital storage and communications, targeted to key market segments, including defense, communications and other commercial applications. ACS’s open system architecture solutions span the full range of embedded technologies from board level products to fully integrated sub-systems. Our products utilize leading-edge processor and other technologies architected to address highly data-intensive applications that include signal, sensor and image processing within environmentally challenging and size, weight and power constrained military and commercial applications. In addition, ACS has a portfolio of RF and microwave sub-assemblies to address needs in EW, signal intelligence (“SIGINT”), electronic intelligence (“ELINT”), and high bandwidth communications subsystems.

These products are highly optimized for size, weight and power, as well as for the performance and ruggedization requirements of our customers. Customized design and sub-systems integration services extend our capabilities to tailor solutions to meet the specialized requirements of our customers. We continue to innovate our technologies around challenging requirements and have technologies available today and planned for the future to address them as they evolve and become increasingly demanding.

With the addition of KOR Electronics (“KOR”) in December 2011, we added a focus on the exploitation of RF signals. Leveraging our analog-to-digital and digital-to-analog technologies and expertise, KOR delivers innovative high end solutions and services to the defense communities:

•	DRFM (Digital Radio Frequency Memory) products which offer state of the art performance at low cost, for EW applications; and

•	radar and EW environment test and simulator products that are DRFM based and use modular and scalable building blocks including commercial-off-the-shelf hardware.

In fiscal 2012, ACS accounted for 88% of our total net revenues.

Mercury Federal Systems, or MFS. This business segment is focused on services and support work with the DoD and federal intelligence and homeland security agencies, including designing, engineering, and deploying new ISR capabilities to address present and emerging threats to U.S. forces. With the addition of Paragon Dynamics, Inc. (“PDI”), our MFS segment also provides sophisticated analysis and exploitation, multi-sensor data fusion and enrichment, and data processing services for the U.S. intelligence community. MFS is part of our long-term strategy to expand our software and services presence and pursue growth within the intelligence community. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR applications on an accelerated time cycle. This business segment enables us to combine classified intellectual property with the commercially developed application-ready sub-systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. In fiscal 2012, MFS accounted for 12% of our total net revenues, which include six months of PDI revenues of $7.9 million.

Recent Developments

Subsequent to the end of fiscal 2012, on August 8, 2012, we acquired Micronetics, Inc. Based in Hudson, New Hampshire, Micronetics is a leading designer and manufacturer of microwave and RF subsystems and components for defense and commercial customers. Adding Micronetics is the next logical next step in our journey to provide end-to-end sensor processing capabilities to our customers. Specifically, Micronetics further expands our technology and subsystems integration capabilities for the acquire, digitize and disseminate stages of the sensor processing chain. From a product perspective, Micronetics brings us a portfolio of high-value components and subsystems. At the same time, Micronetics’ engineering and manufacturing capabilities provide the RF side of our business with the scalability we need not only to continue to deliver on some of our own higher volume programs, but to support growth in the business as we expand our customer base and program access.

During the fourth quarter of fiscal 2012, we announced a restructuring plan (“2012 Plan”) affecting both the ACS and MFS business segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in the engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at our Huntsville, Alabama site. The 2012 Plan for which expense of $2.8 million was recorded in fiscal 2012 was implemented to cope with the near-term uncertainties in the defense industry and improve our overall business scalability. Future restructuring expenses of approximately $0.7 million associated with the 2012 Plan are expected in fiscal 2013 as we start transitioning the manufacturing activities formerly conducted at the Huntsville, Alabama facility to our contract manufacturing partner. We expect to realize approximately $5.3 million in annual savings from these activities.

On December 30, 2011, we acquired both KOR and its wholly-owned subsidiary, PDI. Based in Cypress, California, KOR designs and develops DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications. Based in Aurora, Colorado, PDI provides sophisticated analytic exploitation services and customized multi-intelligence data fusion solutions for the U.S. intelligence community. We are working to ensure that capabilities of KOR and PDI are integrated into a framework whereby we can deliver agile, affordable solutions to the markets we collectively serve. We are working to rapidly integrate these new capabilities into our overall organization.

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

In November 2007, we embarked on a strategy to refocus the business and return to growth and profitability. Since then, we have successfully sold or shut down five non-core business units, returned the Company to profitability and growth and transformed the Company into a best-of-breed provider of affordable, open architecture, commercially-developed, application-ready and multi-intelligence sub-systems for our primary defense embedded computing end markets. Our refocused business combined with improved operations has led to improved overall financial performance, including:

•

increasing defense sales from $131.9 million in fiscal 2008 to $229.9 million in fiscal 2012 representing approximately 74% growth, and increasing defense sales as percentage of revenue from 69% in fiscal 2008 to 94% in fiscal 2012;

•

increasing income from continuing operations from a loss of $4.4 million in fiscal 2008 to income of $22.6 million in fiscal 2012 and increasing income from continuing operations as a percentage of net revenues from negative 2% for fiscal 2008 to 9% for fiscal 2012;

•	increasing adjusted EBITDA from $22.5 million in fiscal 2008 to adjusted EBITDA of $48.9 million in fiscal 2012;

•	improving our cash flow from operations of $13.7 million in fiscal 2008 to $31.9 million in fiscal 2012; and

•	improving our balance sheet by reducing total indebtedness from $125.0 million at June 30, 2008 to zero at June 30, 2010, 2011 and 2012.

During this period of improving financial performance, we continued to have success on programs such as Aegis, Global Hawk, Predator and Reaper and have reinvested in our business. We improved our position as a best-of-breed provider in our target markets, with major design wins including the Patriot missile program, the JCREW I1B1 program, which is the DoD’s principal program to counter improvised explosive devices, or IEDs, and the Surface Electronic Warfare Improvement Program, or SEWIP, the EW improvement program for surface vessels to counteract a variety of emerging threats. In fiscal 2010, we grew organically, improved our working capital position and profitability metrics, continued to refresh our product portfolio, and grew our services and systems integration business. We strengthened our position in our core ISR, EW and ballistic missile defense markets and believe our position in these markets will continue to grow. In fiscal 2011 and 2012, we continued to strengthen and grow our core business by enhancing our product portfolio and increasing our ISR, EW, and missile defense system domain expertise and capabilities. We continue to be successful on our existing programs and to pursue new design wins on high growth, high priority programs. In response to new and emerging threats, and the need for better intelligence in shorter time frames, we have developed new products and capabilities that, in conjunction with our customers, seek to address those areas of concern. We have also grown and anticipate growing further through acquisitions of performing companies that will complement, strengthen and grow our core business. As a result of these efforts, we believe we are well-positioned to capture existing and future growth opportunities in our end markets. We also continually look at our organizational, product development and go-to-market capabilities to ensure we maintain an orientation towards “time to value” for our customers. This approach will help us reach our goal of providing the best solutions as we apply our commercially developed technologies to solve complex customer problems.

Our Market Opportunity

Our market opportunity is defined by the growing demand for advanced sensor processing capabilities within the defense industry, as well as the burgeoning needs of the intelligence community to handle big data processing, analytics and analysis challenges. Our primary market has historically been the defense sector, specifically C4ISR, EW, and ballistic missile defense; and commercial markets, which include commercial communications and other commercial computing markets. We believe we are well-positioned in growing, sustainable market segments of the defense sector that leverage advanced technology to improve warfighter capability and provide enhanced force protection capabilities.

We believe there are a number of evolving trends that are reshaping our target market and accordingly provide us with attractive growth opportunities, including:

The U.S. defense electronics market is large. We have expanded our target market and are well-positioned from a DoD budget, program and platform perspective. Despite expected DoD defense budget cuts, the portion most relevant to our business is projected to remain stronger than the defense budget as a whole. DoD defense electronics spending was approximately $39.5 billion in government fiscal year 2012, and is projected to increase to $40.4 billion in government fiscal year 2013. Defense electronic spending represents approximately 6% of the total DoD spending annually. We believe ISR, EW and ballistic missile defense have a high priority for future DoD spending. We have positioned ourselves well in these important areas and have won a position on many programs and platforms. We are a best-of-breed provider in the design and development of performance optimized electronic sub-systems for the ISR and EW markets. As a leader in these markets, we often contract with multiple prime defense contractors as they bid for a particular project, thereby increasing our chance of a successful outcome.

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

IEDs, rogue nations’ missile programs and threats from peer nations are causing greater investment in new EW and ballistic missile defense capabilities. Existing threats, such as IEDs in the form of roadside bombs, continue to be effective weapons of choice for insurgents. We have developed responses for these existing threats, including providing the core radio frequency and signal processing for the JCREW I1B1 counter-IED program. Our acquisition of LNX significantly increased our content on the JCREW I1B1 program. JCREW I1B1 is the program of record for counter-IED. While we believe that the program will remain in development longer than the previously planned Milestone C highlighted in the government fiscal year 2013 budget request, the U.S. Marine Corps has requested significant funding for JCREW in the government fiscal year 2013 budget.

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

The long-term DoD budget pressure is pushing more dollars toward upgrades of the electronic sub-systems on existing platforms, which may increase demand for our products. The DoD is moving from major new weapons systems developments to upgrades of the electronic sub-systems on existing platforms. These upgrades are expected to include more sensors, signal processing, ISR algorithms, multi-INT fusion exploitation, computing and communications. We believe that upgrades to provide new urgent war fighting capability, driven by combatant commanders, are occurring more rapidly than traditional prime defense contractors can easily react to. We believe these trends will cause prime defense contractors to increasingly seek out our high performance, cost-effective open architecture products.

Defense procurement reform is causing the prime defense contractors to outsource more work to best-of-breed companies. The U.S. government is intensely focused on making systems more affordable and shortening their development time. As a company that provides commercial items to the defense industry, we believe our products are often more affordable than products with the same functionality developed by a prime defense contractor. Prime defense contractors are increasingly being asked to work under firm fixed price contract awards, which can pressure profit margins and increase program risk. Prime defense contractors are also being asked to produce systems much more rapidly than they have in the past. In addition, the U.S. government is demanding more use of commercial items and open system architectures. In this budget environment, there are fewer research and development dollars available with which prime defense contractors can invest early-on to differentiate their offerings while competing for new program awards or re-competes. As a result, prime defense contractors are generally trying to adjust their cost model from a high fixed cost model to a variable cost model.

All of these factors are forcing the prime defense contractors to outsource more work to best-of-breed subcontractors, and we have transformed our business model over the last several years to address these long-term outsourcing needs and other trends.

A Growing Role in Big Data. In a world of increasing information flow, the intelligence community and DoD are faced with the problem of processing extremely large volumes of data, and transforming that data into actionable intelligence. We have technologies and solutions that are currently being used, and will be seeing increased usage moving forward, for these types of applications. We will continue to invest in technologies and service capabilities that enhance our value in this important area. We leverage both traditional computing models and increasingly leverage cloud-based applications and analytic process to allow us to efficiently process and analyze Big Data on shared application platforms.

Our Business Strategy

Our long-term strategy is to become a mission critical supplier to the prime defense contractors and intelligence community and a leading provider of more affordable, open architecture, commercially-developed, application-ready and multi-intelligence sub-systems.

We intend to achieve this objective through continued investment in advanced new products and solutions development in the fields of radio frequency, analog-to-digital and digital to analog conversion, advanced multi- and many-core sensor processing systems including GPUs, digital storage, and DRFM solutions as well as software defined communications capabilities. In fiscal 2008, we established our services and systems integration, or SSI, business to become a commercial outsourcing partner to the large prime defense contractors as they seek the more rapid design, development and delivery of affordable, best-of-breed, application-ready ISR sub-system solutions. We believe that services-led engagements in SSI may lead to long-term production sub-system annuity revenues that will continue long after the initial services are delivered. This business model positions us to be paid for work we would have previously expensed through our own income statement, to team concurrently with multiple prime defense contractors as they pursue new business with the government, and to engage with our customers much earlier in the design cycle and ahead of our competition. In fiscal 2008, we also established MFS—the ISR systems and technology services arm of Mercury. Our goal in MFS is to enhance the application-ready sub-systems from ACS with classified, domain-specific intellectual property that results in the delivery of platform-ready ISR sub-system solutions to our prime customers.

Key elements of our strategy to accomplish our continued growth objectives include:

Achieve Design Wins on High Growth, High Priority Defense Programs. We believe that the most significant long-term, leading indicator in our business is the number and probable value of design wins awarded. We believe our advanced embedded signal processing solutions position us well going forward to capture design wins on key high growth, high priority defense programs within our targeted segments of the C4ISR market. We have won designs in persistent ISR related signals intelligence payloads on UAVs and other aerial platforms. As a result of these successes, we now have significant content on all major UAV platforms, including Global Hawk, Predator, Broad Area Maritime Surveillance (BAMS), Reaper and a wide area airborne surveillance platform. Our ballistic missile defense wins include additional designs on the Aegis program, as well as continued foreign military sales for the Patriot missile program, including the just announced U.S. Army Patriot design win. In EW, we won key designs related to the Navy’s SEWIP program, including the next generation SSEE Navy program. Together, these wins represent a substantial opportunity for us in the years ahead.

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

Pursue Strategic, Capability-Enhancing Acquisitions. We will continue to pursue selective strategic acquisitions of profitable growing businesses to augment our businesses using the following strategies: adding technologies or products that expand ACS’ core business by competing more effectively in the ISR, EW, and missile defense markets; adding content and services to the defense and intelligence programs and platforms in which we currently participate or could participate in the future; enhancing key customer relationships and forming relationships with potential new customers; and adding a platform company that we can build around in our intelligence business. Our acquisitions of LNX, KOR, and PDI in fiscal 2011 and 2012 support all three of these objectives. Adding LNX to our business significantly strengthened our product portfolio in radio frequency and our capabilities in signals intelligence and EW. LNX’s position as a key supplier to the prime defense contractor under the JCREW I1B1 program significantly increases our content on that platform. Similarly, adding KOR has brought capabilities with DRFM technologies that combine well with the RF domain expertise of LNX and the embedded computing and packaging design expertise developed organically at Mercury. Our recent acquisition of Micronetics expands our technology and subsystems integration capabilities and provides our RF business with scalability. Our acquisition strategy also focuses on broadening our customer base.

Rapidly Scale MFS to Provide Fully Integrated Sub-systems for ISR Applications in Classified Programs. Through MFS, we have sought to become a services-led, best-of-breed ISR sub-systems provider to our prime defense contractors for classified programs. Through the addition of key personnel, high-level security clearances and new defense and intelligence community customers, MFS provides us access to critical classified government intellectual property that we can integrate with our existing ACS embedded computing solutions in order to provide fully integrated, platform ready ISR sub-systems. We believe MFS differentiates us from our competitors and places us in a stronger position to serve as the sub-systems architect for next-generation ISR programs and platforms. As an example, the multi-phase Gorgon Stare program has encompassed concept of operation, system architecture, processor design, algorithm optimization, airborne platform-hosted mechanical/environmental design, and integration and test expertise. The first program phase yielded a successfully deployed system that has provided significant operational capabilities to the warfighter. The second program phase combines state of the art hardware and software infrastructure developed by ACS with advanced image processing techniques implemented by MFS that leverage ultra-high resolution cameras to enable the world’s leading airborne wide-area EO/IR surveillance system. We expect to build upon these successes in the future.

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

Leverage Our Research and Development Efforts to Anticipate Market Needs and Maintain our Technology Leadership. Our high performance, quick reaction sub-systems and capabilities require increasingly more sophisticated hardware, software and middleware technology. In addition, as the defense and intelligence industries shift to products with open systems architectures, we believe that our software expertise will become increasingly important and differentiates us from many of our competitors as we have the ability to map complex algorithms onto size, weight, and power-constrained on-board embedded sensor processing solutions. We have substantially and will continue to refresh both our sensor processing and multicomputer product lines while increasing our product development velocity. Faster product development velocity aligns us with the U.S. government’s demands on the prime defense contractors for quick reaction capabilities. By shortening our product development times, we have been able to quickly launch the products we need to win new designs from the prime contractor community that will ultimately generate bookings and revenue for us. We intend to continue to utilize company and customer-funded research and development, as well as our acquisition strategy, to develop technologies, products and solutions that have significant potential for near-term and long-term value creation in both the defense and intelligence markets. We devote significant resources in order to anticipate the future requirements in our target defense and intelligence markets, including monitoring and pioneering advances in advanced embedded computing hardware and software, anticipating changes in U.S. government spending and procurement practices and leveraging insight from direct interaction with our customers.

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

Diverse Mix of Stable, High Growth Programs Aligned with DoD Funding Priorities. Our products have been deployed in approximately 300 different programs with over 25 different prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, airborne reconnaissance, EW and jamming of IEDs, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, Patriot missile, JCREW I1B1 and SEWIP. In addition, we consistently leverage our technology and capability across 15 to 20 programs on an annual basis, providing significant operating leverage and cost savings.

Value-Added Sub-System Solution Provider for Prime Defense Contractors. Because of the DoD’s shift towards a firm fixed price contract procurement model, an increasingly uncertain budgetary and procurement environment, and increased budget pressures from both the U.S. and allied governments, prime defense contractors are accelerating their move towards outsourcing opportunities to help mitigate the increased program and financial risk. Our differentiated advanced signal processing solutions offer meaningful capabilities upgrades for our customers and enable the rapid, cost-effective deployment of systems to the end customer. We believe our open architecture sub-systems offer differentiated signal processing and data analytics capabilities that cannot be easily replicated. Our solutions minimize program risk, maximize application portability, and accelerate customers’ time to market.

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

Long-Standing Industry Relationships. We have established long-standing relationships with prime defense contractors, the U.S. government and other key organizations in the defense and intelligence industries over our 30 years in the defense electronics industry. Our customers include The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company, many of whom have been valued and loyal customers for more than a decade. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. Our demonstrated track record of delivering high-performance embedded signal processing solutions helped us to acquire new customers, such as Exelis Electronic Systems, for whom we are providing the processing content on the JCREW I1B1 counter-IED program. We believe we are well-positioned to maintain these high-level customer engagements.

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

Our Solutions and Products

Services and Systems Integration (“SSI”)

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

Our software is developed using some of the most advanced integrated development environments (IDE’s), such as Eclipse, and our work is done on multiple platforms including open source platforms such as Linux. Our software development teams are schooled in the most up-to-date software development methodologies.

Our software and middleware provides customer application-level algorithm portability across rapidly evolving hardware processor types with math and input/output, or I/O, interfaces running at industry leading performance rates. In order to develop, test and integrate software ahead of hardware availability, we have invested in the notion of a Virtual Multi-Computer which we have branded Virtual ARS (Application Ready Sub-system™). The Virtual ARS model allows for concurrent engineering internally and with customers to accelerate time to deployment, improve quality and reduce development costs. In most cases, these software products are bundled together with broader solutions including hardware and/or services, while in other cases they are licensed separately.

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

Our open architecture is carried throughout our entire Ensemble product line from the very small form-factor sub-systems to the high-end, where ultimate processing power and reliability is of paramount importance to the mission. Our commercially-developed hardware and software product capabilities cover the entire ISR spectrum from acquisition and digitization of the signal, to processing of the signal, through the exploitation and dissemination of the information. We work continuously to improve our hardware technology with an eye toward optimization of size, weight and power (“SWaP”) demands.

Research and Product Development

Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time signal processing industry. Expenditures for research and development amounted to $46.0 million in fiscal 2012, $44.5 million in fiscal 2011 and $41.5 million in fiscal 2010. As of June 30, 2012, we had 277 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.

Manufacturing

Advanced Computing Solutions

The majority of our sales are produced in International Organization for Standardization, or ISO, 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules) and complex chassis systems. Our manufacturing operations consist primarily of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). We subcontract the assembly and testing of most modules to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on one contract manufacturer. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.

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

Mercury Federal Systems

As of June 30, 2012, MFS did not manufacture hardware. All hardware (e.g. computers and computer peripherals) is generally procured from our other subsidiaries or third-party suppliers.

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

A design win usually ensures, but does not always guarantee, that a customer will purchase our product until the next-generation system is developed. In addition, a design win also needs to be funded by the government and the program needs to move to production. We believe that our future ability to compete effectively will depend, in part, upon our ability to improve product and process technologies, to develop new technologies, to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, to identify and adopt emerging industry standards and to adapt to customer needs.

Mercury Federal Systems

The markets for our products and services are highly competitive and primarily focus on providing services to the federal contracting markets. MFS is focused on developing advanced solutions for emerging ISR system processing challenges in the federal space. With the addition of PDI, MFS also provides sophisticated analytic exploitation, multi-sensor fusion, and data processing services for the U.S. intelligence community. Our targets are existing programs that are confronting modernization challenges and planned programs yet to be fielded. Our goal is to produce open, commercial item-based processing solutions that are platform agnostic.

Due to the competitive environment in which MFS operates, price and past performance are becoming as important as technical quality in most awards. Our primary competitors for our federal services are other small to large service-based companies that have long-standing customer relationships and program insights. We also face additional competition from platform and sensor developers that will continue to offer the government custom solutions packaged to support individual platform designs and point solution concepts. These companies, large and small, will want to maintain configuration control of compute processing architectures across their platforms in order to control systems upgrade and out-year modernization efforts. To win business, we will continue to offer program managers an alternative path to achieving interoperability and advanced SWaP efficient processing solutions for ISR applications.

Intellectual Property and Proprietary Rights

As of June 30, 2012, we held 39 patents of varying duration issued in the United States. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

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

Backlog

As of June 30, 2012, we had a backlog of orders aggregating approximately $104.6 million, of which $91.9 million is expected to be delivered within the next twelve months. As of June 30, 2011, backlog was approximately $86.9 million. The defense backlog at June 30, 2012 was $101.5 million, a $20.0 million increase from June 30, 2011. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.

Employees

At June 30, 2012, we employed a total of 713 people excluding contractors, including 277 in research and development, 83 in sales and marketing, 223 in manufacturing and customer support and 130 in general and administrative functions. We have seven employees located in Europe, four located in Japan, and 702 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.

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

Sales of our embedded computer systems and related services, primarily as an indirect subcontractor or team member with prime defense contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 94%, 78%, and 79% of our total net revenues in fiscal 2012, 2011, and 2010, respectively. Our computer systems are included in many different domestic and international programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. For fiscal 2013, the Presidential election and the potential for defense budget sequestration may reduce or delay revenues and increase uncertainty in our business and financial planning. In addition, delays in funding of a program, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.

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

Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, and political conditions. Increased federal budget deficits could result in reduced Congressional appropriations, such as the potential for defense budget sequestration, for the defense programs that use our defense electronics products and services. In addition, Congress could fund U.S. government operations through a continuing budget resolution without approving a formal budget for the government fiscal year, thereby potentially reducing or delaying the demand for our products. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.

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

•

We sell products to U.S. and international defense contractors and also directly to the U.S. government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations regarding the qualifications necessary to be a commercial supplier, there could be a material adverse effect on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the Federal Acquisition Regulations) that could limit our ability to contract as a commercial supplier. In addition, growth in our defense sales relative to our commercial sales could adversely impact our status as a commercial supplier, which could adversely affect our business and operating results. Changes in federal regulations, or the interpretation of federal regulations, may subject us to audit by the Defense Contract Audit Agency for certain of our products or services.

•

We qualify as a “small business” for government contracts purposes under the definition of that term in an applicable NAICS code because we have fewer than 1,000 employees. As we grow and potentially have over 1,000 employees in the future, we would no longer qualify as a small business. Loss of our small business status could negatively impact us, including our customers purchases from us would not qualify as purchases from a small business, customers may flow down additional Federal Acquisition Regulation, or FAR, clauses in their contracts with us that are less favorable than our existing contract terms and conditions, and the flow down of certain FAR clauses may require us to implement a Defense Contract Audit Agency cost-accounting system.

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

We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2012, Raytheon Company accounted for 22% of our total net revenues, Northrop Grumman Corporation accounted for 17% of our total net revenues and Lockheed Martin Corporation accounted for 15% of our total net revenues. In fiscal 2011, Northrop Grumman Corporation accounted for 21% of our total net revenues, Raytheon Company accounted for 17% of our total net revenues and Lockheed Martin Corporation accounted for 13% of our total net revenues. In fiscal 2010, Raytheon Company accounted for 20% of our total net revenues and Lockheed Martin Corporation accounted for 17% of our total net revenues. The defense market is highly acquisitive, which could lead to further concentration in our largest customers. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.

We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 55%, 53%, and 49% of our total net revenues for fiscal 2012, 2011, and 2010, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. In fiscal 2012 and fiscal 2010, the Aegis program accounted for 11% and 15% of our total net revenues, respectively. Loss of a significant radar program could adversely affect our results of operations. For the year ended June 30, 2011, no single program comprised 10% or more of the Company’s revenue.

Going forward, we believe the JCREW I1B1 counter-IED and SEWIP programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. In addition, as we shift our business mix toward more services-led engagements with legacy product revenues becoming a lesser amount of our total revenues, we could experience downward pressure on margins and reduced profitability. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.

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

Growing our business, in particular through providing services and products such as sophisticated application ready subsystems for major defense programs like JCREW I1B1, SEWIP and Aegis, could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing quality services for systems level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a systems level could result lost opportunities and revenues.

Future acquisitions or divestitures may adversely affect our financial condition.

As part of our strategy for growth, we may continue to explore acquisitions, divestitures, or strategic alliances, which may not be completed or may not be ultimately beneficial to us.

Acquisitions or divestitures may pose risks to our operations, including:

•	problems and increased costs in connection with the integration or divestiture of the personnel, operations, technologies, or products of the acquired or divested businesses;

•	unanticipated costs;

•	failure to achieve anticipated increases in revenues and profitability;

•	diversion of management’s attention from our core business;

•	inability to make planned divestitures of businesses on favorable terms in a timely manner or at all;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	volatility associated with accounting for earn-outs in a given transaction;

•	entering markets in which we have no, or limited, prior experience; and

•	potential loss of key employees.

In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing shareholders’ ownership percentages;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms, or not be able to obtain financing on any terms at all;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•

incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or for other purposes.

The failure to successfully integrate any acquisitions or to make planned divestitures in an efficient or timely manner may negatively impact our financial condition and operating results, or we may not be able to fully realize anticipated savings.

We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers.

Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic Corporation, Xilinx, Inc., and IBM Corporation for custom-designed application-specific integrated circuits (“ASICs”) and field programmable gate arrays (“FPGAs”), Freescale Semiconductor, Inc. and IBM Corporation for PowerPC microprocessors, Intel Corporation for our next generation processors, IBM Corporation for a specific SRAM, Curtiss Wright Corporation and Motorola, Inc. for chassis and chassis components and Benchmark Electronics, Inc. for board assembly, test and integration. The semiconductor industry is experiencing a significant year over year increase in demand amid an uncertain macro economy which is limiting any investment in additional capacity. We believe this dynamic will result in increased lead-time for most classes of semiconductors and passive components and will continue to put pressure on component pricing where supply becomes constrained. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors.

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

We market and sell products in international markets, and have established offices and subsidiaries in Europe and Japan. Revenues from international operations accounted for 4% of our total net revenues in fiscal 2012 and 2011, and 10% of our total net revenues in fiscal 2010. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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

The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of OEM customers in a timely and adequate manner. In addition, any failure to anticipate or respond adequately to changes in technology, customer preferences and future order demands, or any significant delay in product developments, product introductions or order volume, could negatively impact our financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results may be adversely affected.

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

We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

•	further develop or enhance our customer base;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States and elsewhere;

•	hire, train and retain employees;

•	market our software solutions, services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our significant properties as of June 30, 2012:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Chelmsford, MA	All (Corporate HQ)	185,327	Leased, expiring 2017 2 buildings
Cypress, CA	ACS Business Unit	42,770	Leased, expiring 2014
Huntsville, AL	ACS Business Unit	25,137	Leased, expiring 2014
Aurora, CO	MFS Business Unit	16,775	Leased, expiring 2017
Salem, NH	ACS Business Unit	16,290	Leased, expiring 2013
Reston, VA	ACS Business Unit	5,375	Leased, expiring 2017
Crystal City, VA	MFS Business Unit	3,931	Leased, expiring 2013
Silchester, Reading, United Kingdom	ACS Business Unit	3,453	Leased, expiring 2015
Rome, NY	ACS Business Unit	3,000	Leased, expiring 2013
Tokyo, Japan	ACS Business Unit	2,401	Leased, expiring 2012

In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note L to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

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

Mark Aslett, age 44, joined Mercury in 2007 and has served as the President and Chief Executive Officer since that date, and served as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications—North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.

Kevin M. Bisson, age 51, joined Mercury in January 2012 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining Mercury, Mr. Bisson had been Chief Financial Officer, Treasurer, Secretary, and Senior Vice President, Finance and Administration, at SeaChange International, Inc., a publicly-traded global multi-screen video software company. Mr. Bisson worked at SeaChange from March 2006 until January 2012. Prior to joining SeaChange, Mr. Bisson served from May 2003 until March 2006 as the Senior Vice President and Chief Financial Officer of American Superconductor Corporation, a publicly-traded energy technologies company. Mr. Bisson served from 2000 to 2003 as Vice President, Controller, and Treasurer for Axcelis Technologies, Inc., a publicly-traded semiconductor equipment manufacturing company. Prior to joining Axcelis Technologies, Mr. Bisson served for ten years in a number of financial capacities with United Technologies Corporation. Mr. Bisson is a CPA licensed in Massachusetts.

Gerald M. Haines II, age 49, joined Mercury in July 2010 as Senior Vice President, Corporate Development, Chief Legal Officer, and Secretary. Prior to joining Mercury, from January 2008 to June 2010, Mr. Haines was Executive Vice President, Chief Legal Officer and Secretary at Verenium Corporation, a publicly traded company engaged in the development and commercialization of cellulosic biofuels and high performance specialty enzymes. From September 2006 to December 2007, he was an advisor to early-stage companies on legal and business matters. From May 2001 to August 2006, Mr. Haines served as Executive Vice

President of Strategic Affairs, Chief Legal Officer and Secretary of Enterasys Networks, Inc., a public network communications company that was taken private in March 2006 following a successful business restructuring and turnaround. Prior to Enterasys Networks, Mr. Haines served as Senior Vice President and General Counsel of Cabletron Systems, Inc., the predecessor of Enterasys Networks. Before Cabletron, he was Vice President and General Counsel of the largest manufacturer of oriented polypropylene packaging and labeling films in North America, and prior to that was in private practice as a corporate attorney in a large Boston law firm. Mr. Haines is admitted to practice in Massachusetts, Maine, and the Federal District of Massachusetts.

Charles A. Speicher, age 53, joined Mercury in September 2010 as Vice President, Controller, and Chief Accounting Officer. Prior to joining Mercury, Mr. Speicher held various positions at Virtusa Corporation, a publicly-traded global IT services company, including Vice President of Global Accounting Operations and Corporate Controller from 2001 to 2009. Mr. Speicher was Corporate Controller at Cerulean Technologies Inc., a private software product company, from 1996 to 2000 prior to its sale to Aether Systems Inc. where he served as Division Controller of Aether Mobile Government from 2000 to 2001. Prior to Cerulean Technology, Mr. Speicher held positions with Wyman-Gordon Company, Wang Laboratories and Arthur Andersen & Company, LLP. Mr. Speicher is a CPA licensed in Massachusetts.

Didier M.C. Thibaud, age 51, joined Mercury in 1995, and has served as President, Advanced Computing Solutions since July 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2012 Fourth quarter	$13.92	$11.61
Third quarter	$14.98	$13.01
Second quarter	$15.69	$11.35
First quarter	$19.27	$11.49

2011 Fourth quarter	$21.76	$17.42
Third quarter	$21.16	$17.84
Second quarter	$20.00	$12.37
First quarter	$13.31	$10.72

As of July 26, 2012, we had approximately 5,055 shareholders including record and nominee holders.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

Net Share Settlement Plans

During fiscal 2012, we had no active net share settlement plans.

Share Repurchase Plans

During fiscal 2012, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net revenues	$244,929	$228,710	$199,830	$188,939	$190,208
Income (loss) from operations	$30,112	$24,985	$17,313	$7,747	$(5,391)
Income (loss) from continuing operations	$22,619	$18,507	$28,069	$7,909	$(4,437)
Adjusted EBITDA(1)	$48,874	$40,883	$29,856	$22,858	$22,525
Net earnings (loss) per share from continuing operations:
Basic	$0.77	$0.73	$1.25	$0.36	$(0.21)
Diluted	$0.75	$0.71	$1.22	$0.35	$(0.21)

	As of June 30,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Working capital	$170,761	$203,978	$111,249	$80,716	$6,085
Total assets	$385,606	$355,562	$224,338	$219,372	$338,550
Long-term obligations	$15,560	$17,920	$10,621	$8,946	$12,280
Total shareholders’ equity	$333,104	$301,436	$179,112	$145,037	$146,512

(1)	In our periodic communications, we discuss a key measure that is not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA. Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the adjusted EBITDA financial adjustments described above, and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EBITDA to income from continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “believe,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and the timing of such funding, including the potential for a continuing resolution for the defense budget, the potential for defense budget sequestration, and the budget uncertainty related to the Presidential election, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial markets. Our solutions play a critical role in a wide range of applications, processing and transforming sensor data to information for storage, analysis and interpretation. Our goal is to grow and build on our position as a critical component of the defense and intelligence industrial base and be the leading provider of open and affordable sensor processing subsystems for intelligence, surveillance and reconnaissance (“ISR”), electronic warfare (“EW”), and missile defense applications. In military reconnaissance and surveillance platforms, our sub-systems receive, process, and store real-time radar, video, sonar and signals intelligence data. We provide radio frequency (“RF”) and microwave products for enhanced signal acquisition and communications in military and commercial applications. Additionally, Mercury Federal Systems, our wholly owned subsidiary, focuses on direct and indirect contracts supporting the defense, intelligence, and homeland security agencies. We have growing capabilities in the area of “Big Data” processing, analytics and analysis in support of both the U.S. Department of Defense (“DoD”) and to the intelligence community as they enhance their ability to acquire, process and exploit large amounts of data for both real-time analytics and “forensic” analysis.

Our products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare, systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. Our products or solutions have been deployed in more than 300 different programs with over 25 different prime defense contractors. We deliver commercially developed technology and solutions that are based on open system architectures and widely adopted industry standards, and support all of this with services and support capabilities.

Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2012 were $244.9 million, $22.6 million and $48.9 million, respectively. See the Non-GAAP Financial Measures section this annual report for a reconciliation of our adjusted EBITDA to income from continuing operations.

Our operations are presently organized in the following two business segments:

Advanced Computing Solutions, or ACS. This business segment is focused on specialized, high-performance embedded, real-time digital signal and image processing solutions that encompass signal acquisition, including microwave front-end, digitization, digital signal processing, exploitation processing, high capacity digital storage and communications, targeted to key market segments, including defense, communications and other commercial applications. ACS’s open system architecture solutions span the full range of embedded technologies from board level products to fully integrated sub-systems. Our products utilize leading-edge processor and other technologies architected to address highly data-intensive applications that include signal, sensor and image processing within environmentally challenging and size, weight and power constrained military and commercial applications. In addition, ACS has a portfolio of RF and microwave sub-assemblies to address needs in EW, signal intelligence (“SIGINT”), electronic intelligence (“ELINT”), and high bandwidth communications subsystems.

These products are highly optimized for size, weight and power, as well as for the performance and ruggedization requirements of our customers. Customized design and sub-systems integration services extend our capabilities to tailor solutions to meet the specialized requirements of our customers. We continue to innovate our technologies around challenging requirements and have technologies available today and planned for the future to address them as they evolve and become increasingly demanding.

With the addition of KOR Electronics (“KOR”) in December 2011, we added a focus on the exploitation of RF signals. Leveraging our analog-to-digital and digital-to-analog technologies and expertise, KOR delivers innovative high end solutions and services to the defense communities:

•	DRFM (Digital Radio Frequency Memory) products which offer state of the art performance at low cost, for EW applications; and

•	radar and EW environment test and simulator products that are DRFM based and use modular and scalable building blocks including commercial-off-the-shelf hardware.

In fiscal 2012, ACS accounted for 88% of our total net revenues.

Mercury Federal Systems, or MFS. This business segment is focused on services and support work with the DoD and federal intelligence and homeland security agencies, including designing, engineering, and deploying new ISR capabilities to address present and emerging threats to U.S. forces. With the addition of Paragon Dynamics, Inc. (“PDI”), our MFS segment also provides sophisticated analysis and exploitation, multi-sensor data fusion and enrichment, and data processing services for the U.S. intelligence community. MFS is part of our long-term strategy to expand our software and services presence and pursue growth within the intelligence community. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR applications on an accelerated time cycle. This business segment enables us to combine classified intellectual property with the commercially developed application-ready sub-systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. In fiscal 2012, MFS accounted for 12% of our total net revenues, which include six months of PDI revenues of $7.9 million.

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

BUSINESS DEVELOPMENTS:

On June 8, 2012, we and Wildcat Merger Sub Inc., our newly formed, wholly-owned subsidiary (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Micronetics, Inc. (“Micronetics”). On August 8, 2012, the transaction closed with the Merger Sub merging with and into Micronetics with Micronetics continuing as the surviving company and our wholly-owned subsidiary.

Headquartered in Hudson, NH, Micronetics is a leading designer and manufacturer of microwave and radio frequency (RF) subsystems and components for defense and commercial customers.

Pursuant to the terms of the Merger Agreement, at the closing of the merger on August 8, 2012, each share of common stock of Micronetics issued and outstanding immediately prior to the closing was converted into the right to receive $14.80 in cash, without interest (the “Merger Consideration”). All outstanding options to acquire shares of Micronetics common stock that were vested as of the closing were cancelled and the holders of such options are entitled to receive an amount of cash equal to the product of the total number of shares previously subject to such vested options and the excess of the Merger Consideration over the exercise price per share. All outstanding Micronetics stock options that were unvested at the closing were assumed by us. We funded the acquisition with cash on hand.

FISCAL 2012

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

The amounts of revenue, income from continuing operations and adjusted EBITDA of KOR and PDI included in our consolidated statements of operations for fiscal 2012 was $19.8 million, $2.7 million, and $3.8 million, respectively.

In fiscal 2012, we concluded the financial targets which underlie the $5.0 million earn-out related to the LNX acquisition would not be achieved. During the fourth quarter of fiscal 2012, we did not receive a purchase order for long lead-time materials. This timing issue, in itself, triggered a reversal of the earn-out (see Note C to the consolidated financial statements). This reversal of the earn-out was recorded as an offset to operating expenses.

In fiscal 2012, we announced a restructuring plan (“2012 Plan”) affecting both the ACS and MFS business segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at our Huntsville, Alabama site. The 2012 Plan for which expense of $2.8 million was recorded in fiscal 2012 was implemented to cope with the near term uncertainties in the defense industry and improve our overall business scalability. Future restructuring expenses of approximately $0.7 million associated with the 2012 Plan are expected in fiscal 2013 as we start transitioning the manufacturing activities formerly conducted at the Huntsville, Alabama facility to our contract manufacturing partner. We expect to realize approximately $5.3 million in annual savings from these activities.

FISCAL 2011

On January 12, 2011, we acquired the outstanding equity interests in LNX Corporation. The cash purchase price for the acquisition was approximately $31.0 million, subject to post-closing adjustments. We funded the purchase price with cash on hand and assumed no debt. In addition to the $31.0 million cash purchase price, we also committed to pay up to $5.0 million upon the achievement of financial targets in calendar years 2011 and 2012. During the fourth quarter of fiscal 2012, we concluded the financial targets which underlie the $5.0 million payment of contingent consideration relating to the acquisition of LNX would not be met.

On February 16, 2011, we completed a follow-on public stock offering of 5,577,500 shares of common stock, which were sold at a price to the public of $17.75. The follow-on public stock offering resulted in $93.6 million of net proceeds to us. The underwriting discount of $5.0 million and other expenses of $0.4 million related to the follow-on public stock offering were recorded as an offset to additional paid-in-capital (see Note M to the consolidated financial statements).

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

RESULTS OF OPERATIONS:

FISCAL 2012 VS. FISCAL 2011

The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2012	As a % of Total Net Revenue	Fiscal 2011	As a % of Total Net Revenue
Net revenues	$244,929	100.0%	$228,710	100.0%
Cost of revenues	108,773	44.4	98,811	43.2

Gross margin	136,156	55.6	129,899	56.8
Operating expenses:
Selling, general and administrative	57,159	23.3	57,868	25.3
Research and development	45,984	18.8	44,500	19.4
Amortization of acquired intangible assets	3,799	1.6	1,984	0.9
Restructuring and other charges	2,821	1.1	—	—
Impairment of long-lived assets	—	—	150	0.1
Acquisition costs and other related expenses	1,219	0.5	412	0.2
Change in the fair value of the liability related to the LNX earn-out	(4,938)	(2.0)	—	—

Total operating expenses	106,044	43.3	104,914	45.9

Income from operations	30,112	12.3	24,985	10.9
Other income, net	1,659	0.7	1,582	0.7

Income from continuing operations before income taxes	31,771	13.0	26,567	11.6
Income taxes	9,152	3.8	8,060	3.5

Income from continuing operations	22,619	9.2	18,507	8.1
Loss from discontinued operations, net of income taxes	—	—	(65)	—

Net income	$22,619	9.2%	$18,442	8.1%

REVENUES

(In thousands)	Fiscal 2012	As a % of Total Net Revenue	Fiscal 2011	As a % of Total Net Revenue	$ Change	% Change
ACS	$215,899	88%	$217,423	95%	$(1,524)	(1%)
MFS	28,670	12%	11,415	5%	17,255	151%
Eliminations	360	—	(128)	—	488	381%

Total revenues	$244,929	100%	$228,710	100%	$16,219	7%

Total revenues increased $16.2 million, or 7%, to $244.9 million during fiscal 2012 compared to $228.7 million during fiscal 2011.

Net ACS revenues decreased $1.5 million, or 1%, during fiscal 2012 compared to fiscal 2011. The decrease in net ACS revenues was primarily due to lower commercial revenues of $33.3 million, partially offset by higher defense revenues of $31.8 million, including revenues contributed by KOR. Defense revenue accounted for 93% of net ACS revenues during fiscal 2012 compared to 78% in fiscal 2011.

Net MFS revenues increased $17.3 million, or 151%, during fiscal 2012 compared to fiscal 2011. This increase was driven by revenues from a wide area persistent surveillance program and revenue contributed by PDI.

International revenues increased slightly by $0.3 million to $9.6 million during fiscal 2012 compared to $9.3 million during fiscal 2011. The increase was primarily driven by higher defense revenues in the European region, partially offset by lower commercial revenue from the Asia Pacific region. International revenues represented 4% of total revenues during fiscal 2012 and 2011.

Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 55.6% for fiscal 2012, a decrease of 120 basis points from the 56.8% gross margin achieved in fiscal 2011. The decrease in gross margin was driven by product mix and the inclusion of KOR and PDI revenues. KOR and PDI are service based business models which typically carry lower margins than product based models.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 1.2%, or $0.7 million, to $57.2 million during fiscal 2012 compared to $57.9 million during fiscal 2011. The overall decrease was primarily due to lower variable compensation expense partially offset by headcount related expenses as a result of the KOR and LNX acquisitions. Selling, general and administrative expenses decreased as a percentage of revenues to 23.3% during fiscal 2012 from 25.3% during fiscal 2011 due to higher revenue and increased operating leverage.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 3%, or $1.5 million, to $46.0 million during fiscal 2012 compared to $44.5 million for fiscal 2011. The increase was primarily due to a $2.0 million increase in headcount related expenses as a result of the KOR and LNX acquisitions, a $0.9 million increase in allocated IT and depreciation expenses and a $0.5 million increase in prototype and development expenses. These increases were partially offset by $2.8 million in higher customer funded credits. Research and development continues to be a focus of our business with 18.8% and 19.4% of our revenues dedicated to research and development activities during fiscal 2012 and fiscal 2011, respectively. However, we continue to focus on improving the leverage of our research and development investments and increased customer funded development resulting in this percentage trending downward in future years.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased $1.8 million to $3.8 million during fiscal 2012 compared to $2.0 million for fiscal 2011, primarily due to amortization of intangible assets from the KOR and PDI acquisition completed in December 2011 and the LNX acquisition completed in January 2011.

RESTRUCTURING EXPENSE

There was $2.8 million of restructuring expense recorded in fiscal 2012 as compared to no expense in fiscal 2011. The restructuring plan implemented in 2012 primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at our Huntsville, Alabama site. We will incur additional expenses of approximately $0.7 million associated with this plan in fiscal 2013. We expect to realize approximately $5.3 million in annual savings from these activities.

IMPAIRMENT OF LONG-LIVED ASSETS

No impairment charges were recorded during fiscal 2012 compared to $0.2 million in fiscal 2011. The fiscal 2011 charge represents the impairment of the fair value of the shares we received as compensation in the sale of our former Biotech business. There were no impairment charges for goodwill in either fiscal 2012 or 2011.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $1.2 million of acquisition costs and other related expenses during fiscal 2012, in connection with the acquisitions of Micronetics, KOR and PDI, as compared to $0.4 million during fiscal 2011, in connection with the LNX acquisition.

INTEREST INCOME

Interest income for fiscal years 2012 and 2011 were minimal due to the near zero percent yield on our U.S. treasury bills and money market accounts.

INTEREST EXPENSE

We incurred a minimal amount of interest expense for fiscal 2012 and 2011, which primarily consisted of finance charges related to capital lease obligations.

OTHER INCOME

Other income increased $0.1 million to $1.7 million during fiscal 2012 compared to fiscal 2011. Other income primarily consists of $1.2 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses.

INCOME TAXES

We recorded a provision for income taxes of $9.2 million in fiscal 2012 compared to $8.1 million in fiscal 2011. The effective tax rate for fiscal 2012 and fiscal 2011 was 28.8% and 30.3%, respectively. The difference in the rates is mainly driven by the change in the fair value of the liability related to the LNX earn-out of $4.9 million offset by $1.2 million of acquisition costs, both of which are not subject to tax. This decrease in the fiscal 2012 rate was partially offset by a higher tax provision as a result of having a full-year benefit for the federal research and development tax credit in fiscal 2011 compared to only a six-month benefit in fiscal 2012. Our effective tax rate for fiscal 2012 differed from the federal statutory rate primarily due to the change in the fair value of the liability related to the LNX earn-out, the impact of research and development tax credits, the impact of the Section 199 Manufacturing Deduction and acquisition costs,.

SEGMENT OPERATING RESULTS

Adjusted EBITDA for the ACS segment increased $1.5 million to $43.8 million during fiscal 2012, as compared to $42.3 million during fiscal 2011. The increase in adjusted EBITDA was mostly driven by higher revenues. ACS generated $228.1 million in revenues including intersegment revenues in fiscal 2012 compared to $223.7 million in fiscal 2011. This improvement was partially offset by an increase in operating expenses as a result of the KOR and LNX acquisitions. Overall, operating expenses declined as a percent of revenue.

Adjusted EBITDA for the MFS segment increased by $5.8 million during fiscal 2012 to $4.9 million, as compared to a loss of $0.9 million in fiscal 2011. The increase in adjusted EBITDA was primarily due to higher revenues from a wide area persistent surveillance contract and revenues contributed by PDI.

See Note O to our consolidated financial statements for more information regarding our operating segments.

FISCAL 2011 VS. FISCAL 2010

The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2011	As a % of Total Net Revenue	Fiscal 2010	As a % of Total Net Revenue
Net revenues	$228,710	100.0%	$199,830	100.0%
Cost of revenues	98,811	43.2	87,298	43.7

Gross margin	129,899	56.8	112,532	56.3
Operating expenses:
Selling, general and administrative	57,868	25.3	51,519	25.7
Research and development	44,500	19.4	41,548	20.8
Amortization of acquired intangible assets	1,984	0.9	1,710	0.9
Impairment of long-lived assets	150	0.1	211	0.1
Restructuring and other charges	—	—	231	0.1
Acquisition costs and other related expenses	412	0.2	—	—

Total operating expenses	104,914	45.9	95,219	47.6

Income from operations	24,985	10.9	17,313	8.7
Other income, net	1,582	0.7	1,379	0.7

Income from continuing operations before income taxes	26,567	11.6	18,692	9.4
Income taxes (benefit)	8,060	3.5	(9,377)	(4.7)

Income from continuing operations	18,507	8.1	28,069	14.1
(Loss) income from discontinued operations, net of income taxes	(65)	—	289	0.1

Net income	$18,442	8.1%	$28,358	14.2%

REVENUES

(In thousands)	Fiscal 2011	As a % of Total Net Revenue	Fiscal 2010	As a % of Total Net Revenue	$ Change	% Change
ACS	$217,423	95%	$188,967	95%	$28,456	15%
MFS	11,415	5%	10,735	5%	680	6%
Eliminations	(128)	—	128	—	(256)	(200%)

Total revenues	$228,710	100%	$199,830	100%	$28,880	14%

Total revenues increased $28.9 million, or 14%, to $228.7 million during fiscal 2011 compared to fiscal 2010.

Net ACS revenues increased $28.5 million, or 15%, to $217.4 million during fiscal 2011 compared to fiscal 2010. Revenue from sales to defense customers increased $21.1 million, from $146.6 million in fiscal 2010 to $167.7 million in fiscal 2011. This growth was mostly driven by an increase in the radar market, slightly offset by a decline in service revenues from $24.4 million to $12.9 million. Revenue from sales to commercial customers increased $7.2 million, from $42.4 million in fiscal 2010 to $49.6 million in fiscal 2011. This growth was mostly driven by an increase in the semiconductor market driven by end of life buys, slightly offset by a decrease in sales in the commercial communications market.

Net MFS revenues increased $0.7 million, or 6% to $11.4 million, during fiscal 2011 as compared to fiscal 2010. This increase in revenue was primarily driven by an increase of $0.9 million in revenue relating to a persistent ISR development program. This increase was slightly offset by the year over year completion of other development programs.

International revenues decreased by $10.4 million to $9.3 million during fiscal 2011 as compared to $19.7 million in fiscal 2010. The decrease in international revenues during fiscal 2011 was primarily driven by both the sales to a commercial customer in the European region during the 2010 period whose sales were serviced by the U.K. operations during the 2010 period versus our U.S. operations during the 2011 period, and reduced sales to a commercial customer in the Asia Pacific region during 2011.

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

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 12.4%, or $6.4 million, to $57.9 million during fiscal 2011 compared to $51.5 million during fiscal 2010. The increase was primarily due to a $5.8 million increase in employee compensation expense driven by an increase in headcount, primarily related to the LNX acquisition, and variable compensation increases. Selling, general and administrative expenses decreased as a percentage of revenues to 25.3% during fiscal 2011 from 25.7% during fiscal 2010. We realized improved operating leverage by maintaining our selling, general and administrative expenses growth below our revenue growth rate as our business scaled.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 7%, or $3.0 million, to $44.5 million during fiscal 2011 compared to $41.5 million for fiscal 2010. The increase was primarily due to a $3.0 million increase in employee compensation expense driven by increased variable compensation. Research and development expenses represent 19.4% and 20.8% of our revenues during fiscal 2011 and fiscal 2010, respectively.

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

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.4 million of acquisition costs and other related expenses during fiscal 2011, which consisted of transaction costs incurred in connection with the acquisition of LNX Corporation, which was completed on January 12, 2011.

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

OTHER INCOME, NET

Other income, net for fiscal 2011 increased by $0.4 million to $1.6 million compared to $1.2 million in fiscal 2010. Other income, net primarily consisted of $1.2 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. The $0.4 million increase is primarily associated with a $0.4 million foreign currency exchange gain during fiscal 2011 as compared to a $0.2 million foreign currency exchange loss for fiscal 2010. The foreign currency exchange gain was largely driven by strengthening of the British pound and the Japanese yen against the U.S. dollar.

INCOME TAXES (BENEFIT)

We recorded a provision for income taxes of $8.1 million in fiscal 2011 reflecting a 30.3% effective tax rate, as compared to a (50.2)% effective tax rate for fiscal 2010. Our provision for income taxes for fiscal year 2011 differed from the federal statutory tax rate of 35% primarily due to the impact of research and development tax credits, the impact of a domestic manufacturing deduction, and favorable discrete items. Our provision for income taxes for fiscal year 2010 differed from the federal statutory rate primarily due to the release of a portion of our valuation allowance on U.S. deferred tax assets, and several favorable discrete items which included a benefit from our 2009 tax return filing concerning our ability to utilize certain net operating losses, a decrease in our valuation allowance for uncertain tax positions and a decrease due to the favorable settlement of audit issues regarding certain of our 2006 through 2008 U.S. tax return filings.

DISCONTINUED OPERATIONS

In accordance with FASB ASC 360, VSG, VI and Biotech have been reflected as discontinued operations for fiscal 2011 and 2010. Accordingly, the revenue, costs, expenses of VSG, VI and Biotech have been reported separately in the consolidated statements of operations for all periods presented.

We incurred a loss from discontinued operations of $0.1 million during fiscal 2011 compared to income from discontinued operations of $0.2 million in fiscal 2010.

SEGMENT OPERATING RESULTS

Adjusted EBITDA for ACS increased $11.8 million to $42.3 million during fiscal 2011, as compared to $30.5 million during fiscal 2010. The increase in adjusted EBITDA was primarily due to increased revenues of $28.5 million, which drove an improvement in gross margin dollars. This improvement was partially offset by increases in operating expenses necessary to grow the business. However, operating expenses declined as a percent of revenue as we continued to improve our operating leverage.

Adjusted EBITDA for MFS decreased by $0.3 million during fiscal 2011 to a loss of $0.9 million, as compared to a loss of $0.6 million in fiscal 2010. The increased loss was primarily driven by increased operating expenses related to additional headcount, partially offset by an increase in revenues from a persistent ISR development program.

See Note O to our consolidated financial statements for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2012, our primary source of liquidity came from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payment for the Micronetics acquisition, payments under operating leases, and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

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

The February 2011 follow-on public stock offering generated gross proceeds (i.e. proceeds before underwriting fees) of $99 million out of the $100 million available under our then existing shelf registration statement.

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

Borrowings are secured by a first-priority security interest in all of our domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries. Our MFS subsidiary is a guarantor and has granted a security interest in its assets in favor of the Lender. Following the acquisition of LNX Corporation and KOR Electronics, LNX also became guarantor. The Lender may require Mercury Computer Systems Limited, our United Kingdom subsidiary, or Nihon Mercury Computer Systems, K.K., our Japanese subsidiary, to provide guarantees in the future if the cash or assets of such subsidiary exceed specified levels.

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

There are no other changes to the Loan Agreement other than the modification described above.

Following the acquisition of KOR Electronics, both KOR and PDI became guarantors.

We have had no borrowings under the credit facility since inception and were in compliance with all covenants in the Amended Loan Agreement as of June 30, 2012.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit with Silicon Valley Bank, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

CASH FLOWS

(In thousands) As of and for the fiscal year ended	June 30, 2012	June 30, 2011	June 30, 2010
Net cash provided by operating activities	$31,869	$31,474	$15,708
Net cash (used in) provided by investing activities	$(80,802)	$(22,683)	$23,615
Net cash provided by (used in) financing activities	$1,975	$97,800	$(30,594)
Net (decrease) increase in cash and cash equivalents	$(46,911)	$106,634	$9,291
Cash and cash equivalents at end of year	$115,964	$162,875	$56,241

Our cash and cash equivalents decreased by $46.9 million during fiscal 2012 primarily as a result of the $71.0 million payment, net of cash acquired, for the KOR acquisition, $9.4 million in capital expenditures, and a $0.5 million payment for other financing and investing activities, partially offset by $31.9 million generated by operating activities and $2.2 million generated from stock related activities.

Operating Activities

During fiscal 2012, we generated $31.9 million in cash from operations, an increase of $0.4 million when compared to $31.5 million generated in fiscal 2011. The increase was primarily due to the $1.2 million net change in net working capital, partially offset by $0.8 million lower comparative net income excluding the change in the fair value of the liability related to the LNX earn-out. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

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

Investing Activities

During fiscal 2012, we used cash of $80.8 million in investing activities compared to $22.7 million used during fiscal 2011. The $58.1 million increase in cash used by investing activities was primarily driven by a $71.0 million payment, net of cash acquired, for the KOR and PDI acquisition, compared to a $29.5 million payment, net of cash acquired, for the LNX acquisition in fiscal 2011, a $0.6 million increase in capital expenditures, and a $0.3 million increase in restricted cash. Additionally, we generated cash in fiscal 2011 by exercising the put option to sell auction rate securities for $18.0 million in cash. These increases were partially offset by a $2.4 million payment for intangible assets made during fiscal 2011.

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

Financing Activities

During fiscal 2012, we generated $2.0 million in cash from financing activities compared to $97.8 million generated from financing activities during fiscal 2011. The $95.8 million decrease in cash generated from financing activities was primarily due to the decrease in net proceeds received from a follow-on public stock offering in 2011 of $93.6 million and a decrease of $2.4 million in cash generated from stock related activities. These decreases were slightly offset by $0.2 million of lower cash payments made for capital lease obligations, deferred financing and offering costs.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2012:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$15,036	$3,905	$6,238	$4,893	$—
Purchase obligations	14,002	14,002	—	—	—
Capital lease obligations	79	79	—	—	—

	$29,117	$17,986	$6,238	$4,893	$—

We have a liability at June 30, 2012 of $2.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $14.0 million at June 30, 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS

Other than our lease commitments incurred in the normal course of business and certain indemnification provisions, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.

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

During fiscal 2012 and 2011, we did not engage in any related party transactions.

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2012	2011	2010
Net income	$22,619	$18,442	$28,358
(Loss) income from discontinued operations, net of income taxes	—	(65)	289

Income from continuing operations	22,619	18,507	28,069
Interest expense (income), net	27	45	(151)
Income tax expense (benefit)	9,152	8,060	(9,377)
Depreciation	7,859	6,364	5,147
Amortization of acquired intangible assets	3,799	1,984	1,710
Restructuring and other charges	2,821	—	231
Impairment of long-lived assets	—	150	211
Acquisition costs and other related expenses	1,219	412	—
Fair value adjustments related to purchase accounting items	(5,238)	(219)	—
Stock-based compensation cost	6,616	5,580	4,016

Adjusted EBITDA	$48,874	$40,883	$29,856

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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended June 30,
(In thousands)	2012	2011	2010
Cash provided by operating activities	$31,869	$31,474	$15,708
Purchases of property and equipment	(9,427)	(8,825)	(7,334)

Free cash flow	$22,442	$22,649	$8,374

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We have identified the policies discussed below as critical to understanding our business and our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. We believe the following critical accounting policies to be those most important to the portrayal of our financial position and results of operations and those that require the most subjective judgment.

REVENUE RECOGNITION

We generate our revenue mainly from two different types of contractual arrangements: fixed-price contracts and time-and-material contracts. Revenue recognition methods on fixed-price contracts vary depending on the nature of the work and contract terms. Revenue from system sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. For multiple-deliverable revenue arrangements that may include a combination of hardware components, related integration or other services, we allocate revenue to each deliverable based on its relative selling price. We generally determine relative selling price using best estimate of the selling price (“BESP”). Each deliverable within our multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the item is sold separately by us or another vendor or if the item could be resold by the customer. Of our multiple-deliverable revenue arrangements, approximately 50% typically ship complete within the same quarter.

We also have long term production type contracts that are fixed-price for which we apply the percentage-of-completion method for revenue recognition. Application of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

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

For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment. Our payment terms range from 30 to 180 days from invoice date based on the nature of the contracts, customers’ geographic locations and customer type.

INVENTORY VALUATION

We value our inventory at the lower of cost (first-in, first-out) or its current estimated market value. We write down inventory for excess and obsolescence based upon assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary. Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.

GOODWILL, ACQUIRED INTANGIBLE ASSETS AND LONG-LIVED ASSETS

We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which presently is the same as our operating segments. In

2011, an amendment to the goodwill impairment guidance was issued that provides entities an option to perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test that was previously required. The qualitative assessment requires significant judgments by management about macro-economic conditions including the entity’s operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could impact the reporting unit. We elected to adopt the provisions of this amendment for our annual test of impairment as of June 30, 2012 and concluded, based on our qualitative assessment, that no further testing was required. In the future, if we conclude that further testing is required, the impairment test involves a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit’s goodwill to the carrying amount of the goodwill. The Company estimates the fair value of its reporting units using the income approach based upon a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions of the income approach. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.

We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

INCOME TAXES

The determination of income tax expense requires us to make certain estimates and judgments concerning the calculation of deferred tax assets and liabilities, as well as the deductions and credits that are available to reduce taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. We record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If it becomes more likely than not that a tax asset will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary.

We use a two-step approach to recognize and measure uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We reevaluate our uncertain tax positions on a quarterly basis and any changes to these positions as a result of tax audits, tax laws or other facts and circumstances could result in additional charges to operations.

BUSINESS COMBINATIONS

Business combinations are accounted for under the acquisition method of accounting. Allocating the purchase price requires us to estimate the fair value of various assets acquired and liabilities assumed. Management is responsible for determining the appropriate valuation model and estimated fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2011, we elected to adopt FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”): an amendment of the FASB Accounting Standards Codification. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, it does not need to perform the two-step impairment test. The ASU is effective for us on July 1, 2012; however, we have elected to early adopt as permitted by the guidance. Upon adoption, we applied ASU 2011-08 to our annual goodwill impairment test using a qualitative assessment before applying a two-step goodwill impairment test. Such adoption did not have a material impact on our financial position or results of operations.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies are still required to adopt the other requirements contained in the new standard on comprehensive income, ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The new standard and this deferral are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted but full retrospective application is required. Effective July 1, 2010, we adopted ASU 2011-05 and have presented the components of net income and comprehensive income in one consecutive financial statement on our annual and quarterly reports filed on Form 10-K and Form 10-Q respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to interest rate risk is related primarily to our investment portfolio and our line of credit. Our investment portfolio includes money market funds from high quality U.S. government issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer. Our line of credit was unused at June 30, 2012.

FOREIGN CURRENCY RISK

We operate primarily in the United States; however, we conduct business outside the United States through our foreign subsidiaries in Europe and Japan, where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of local currencies. Local currencies are used as the functional currency for our subsidiaries in Europe and Japan. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury Computer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. We also have audited Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Computer Systems, Inc.’s management is responsible for these consolidated financial statements and financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Computer Systems, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Computer Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Mercury Computer Systems, Inc. and subsidiaries acquired KOR Electronics and its wholly-owned subsidiary, Paragon Dynamics, Inc. during fiscal year 2012, and management excluded from its assessment of the effectiveness of Mercury Computer Systems, Inc.’s internal control over financial reporting as of June 30, 2012 KOR Electronics and its wholly-owned subsidiary, Paragon Dynamics, Inc.’s internal control over financial reporting associated with total assets of 22 percent (of which 17 percent represented goodwill and intangible assets included within the scope of the assessment) and total revenues of 8 percent included in the consolidated financial statements of Mercury Computer Systems, Inc. and subsidiaries as of and for the year ended June 30, 2012. Our audit of internal control over financial reporting of Mercury Computer Systems, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of KOR Electronics and its wholly-owned subsidiary, Paragon Dynamics, Inc.

/s/ KPMG LLP

Boston, Massachusetts

August 22, 2012

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$115,964	$162,875
Accounts receivable, net of allowance for doubtful accounts of $5 and $17 at June 30, 2012 and 2011, respectively	38,532	44,786
Unbilled receivables and cost in excess of billings	10,918	1,059
Inventory	25,845	18,540
Deferred income taxes	7,653	7,678
Prepaid income taxes	2,585	1,075
Prepaid expenses and other current assets	6,206	4,171

Total current assets	207,703	240,184
Restricted cash	3,281	3,000
Property and equipment, net	15,929	14,520
Goodwill	132,621	79,558
Acquired intangible assets, net	25,083	16,702
Other non-current assets	989	1,598

Total assets	$385,606	$355,562

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,002	$7,972
Accrued expenses	9,895	5,808
Accrued compensation	13,190	16,288
Deferred revenues and customer advances	4,855	6,138

Total current liabilities	36,942	36,206
Deferred gain on sale-leaseback	4,399	5,556
Deferred income taxes	7,197	3,877
Income taxes payable	2,597	1,777
Other non-current liabilities	1,367	6,710

Total liabilities	52,502	54,126
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 29,729,065 and 29,143,738 shares issued and outstanding at June 30, 2012 and 2011 respectively	297	291
Additional paid-in capital	222,769	213,777
Retained earnings	108,732	86,113
Accumulated other comprehensive income	1,306	1,255

Total shareholders’ equity	333,104	301,436

Total liabilities and shareholders’ equity	$385,606	$355,562

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Years Ended June 30,
	2012	2011	2010
Net revenues	$244,929	$228,710	$199,830
Cost of revenues	108,773	98,811	87,298

Gross margin	136,156	129,899	112,532
Operating expenses:
Selling, general and administrative	57,159	57,868	51,519
Research and development	45,984	44,500	41,548
Amortization of acquired intangible assets	3,799	1,984	1,710
Restructuring and other charges	2,821	—	231
Impairment of long-lived assets	—	150	211
Acquisition costs and other related expenses	1,219	412	—
Change in the fair value of the liability related to the LNX earn-out	(4,938)	—	—

Total operating expenses	106,044	104,914	95,219

Income from operations	30,112	24,985	17,313
Interest income	13	34	532
Interest expense	(40)	(79)	(381)
Other income, net	1,686	1,627	1,228

Income from continuing operations before income taxes (benefit)	31,771	26,567	18,692
Income taxes (benefit)	9,152	8,060	(9,377)

Income from continuing operations	22,619	18,507	28,069
(Loss) income from discontinued operations, net of income taxes	—	(65)	289

Net income	$22,619	$18,442	$28,358

Basic net earnings (loss) per share:
Income from continuing operations	$0.77	$0.73	$1.25
(Loss) income from discontinued operations, net of income taxes	—	—	0.01

Net income	$0.77	$0.73	$1.26

Diluted net earnings (loss) per share:
Income from continuing operations	$0.75	$0.71	$1.22
(Loss) income from discontinued operations, net of income taxes	—	(0.01)	0.01

Net income	$0.75	$0.70	$1.23

Weighted-average shares outstanding:
Basic	29,477	25,322	22,559

Diluted	30,085	26,209	23,008

Comprehensive income:
Net income	$22,619	$18,442	$28,358
Foreign currency translation adjustments	53	311	368
Net unrealized (loss) gain on investments	(2)	2	(83)

Total comprehensive income	$22,670	$18,755	$28,643

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended June 30, 2012, 2011 and 2010

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance June 30, 2009	22,376	$224	$104,843	$39,313	$657	$145,037
Issuance of common stock under employee stock incentive plans	455	5	997			1,002
Issuance of common stock under employee stock purchase plan	94	1	846			847
Repurchase of common stock	(42)	(1)	(432)			(433)
Stock-based compensation			4,016			4,016
Net income				28,358		28,358
Net unrealized loss on securities					(83)	(83)
Foreign currency translation adjustments					368	368

Balance June 30, 2010	22,883	$229	$110,270	$67,671	$942	$179,112
Issuance of common stock under employee stock incentive plans	594	6	2,590			2,596
Issuance of common stock under employee stock purchase plan	89	1	1,093			1,094
Follow-on public stock offering	5,578	55	93,550			93,605
Stock-based compensation			5,580			5,580
Tax benefit from employee stock plan awards			694			694
Net income				18,442		18,442
Net unrealized gain on investments					2	2
Foreign currency translation adjustments					311	311

Balance June 30, 2011	29,144	$291	$213,777	$86,113	$1,255	$301,436
Issuance of common stock under employee stock incentive plans	481	5	461			466
Issuance of common stock under employee stock purchase plan	104	1	1,164			1,165
Stock-based compensation			6,616			6,616
Tax benefit from employee stock plan awards			751			751
Net income				22,619		22,619
Net unrealized loss on investments					(2)	(2)
Foreign currency translation adjustments					53	53

Balance June 30, 2012	29,729	$297	$222,769	$108,732	$1,306	$333,104

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$22,619	$18,442	$28,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,658	8,348	6,857
Stock-based compensation expense	6,616	5,580	4,016
(Benefit) provision for deferred income taxes	(3,056)	1,888	(9,698)
Impairment of long-lived assets	—	150	211
Excess tax benefit from stock-based compensation	(559)	(893)	(1,494)
Change in the fair value of the liability related to the LNX earn-out	(4,938)	—	—
Other non-cash items	(555)	(898)	(1,308)
Changes in operating assets and liabilities, net of effects of businesses acquired and disposed of:
Accounts receivable, unbilled receivable, and cost in excess of billings	6,755	257	(15,256)
Inventory	(7,267)	2,514	(859)
Prepaid income taxes	3,514	1,567	(2,162)
Prepaid expenses and other current assets	(816)	(2,120)	505
Other non-current assets	646	(677)	(113)
Accounts payable and accrued expenses	(1,092)	931	5,708
Deferred revenues and customer advances	(1,850)	(3,696)	234
Income taxes payable	820	21	(262)
Other non-current liabilities	(626)	60	971

Net cash provided by operating activities	31,869	31,474	15,708

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(71,044)	(29,508)	—
Sales and maturities of marketable securities	—	18,025	32,025
Purchases of property and equipment	(9,427)	(8,825)	(7,334)
Payments for acquired intangible assets	(50)	(2,375)	(250)
Payments for sale of discontinued operations, net	—	—	(826)
Increase in restricted cash	(281)	—	—

Net cash (used in) provided by investing activities	(80,802)	(22,683)	23,615

Cash flows from financing activities:
Proceeds from follow-on public stock offering, net	—	93,605	—
Proceeds from employee stock plans	1,631	3,690	1,849
Excess tax benefit from stock-based compensation	559	893	1,494
Payments under line of credit	—	—	(33,364)
Payments of deferred financing costs	—	(31)	(170)
Payments of deferred offering costs	(30)	(59)	—
Repurchases of common stock	—	—	(433)
(Payments) proceeds of capital lease obligations	(185)	(298)	30

Net cash provided by (used in) financing activities	1,975	97,800	(30,594)

Effect of exchange rate changes on cash and cash equivalents	47	43	562

Net (decrease) increase in cash and cash equivalents	(46,911)	106,634	9,291
Cash and cash equivalents at beginning of year	162,875	56,241	46,950

Cash and cash equivalents at end of year	$115,964	$162,875	$56,241

Cash paid during the period for:
Interest	$40	$45	$150
Income taxes	$8,686	$4,397	$2,587
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,367	$9,204	$6,219
Acquisition of intangible assets	$—	$495	$—
Capital lease	$41	$251	$168

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) designs, manufactures and markets commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial markets. The Company’s solutions play a critical role in a wide range of applications, processing and transforming sensor data to information for storage, analysis and interpretation. The Company’s goal is to grow and build on its position as a critical component of the defense and intelligence industrial base and be the leading provider of open and affordable sensor processing subsystems for intelligence, surveillance and reconnaissance (“ISR”), electronic warfare (“EW”), and missile defense applications. In military reconnaissance and surveillance platforms, the Company’s sub-systems receive, process, and store real-time radar, video, sonar and signals intelligence data. The Company provides radio frequency (“RF”) and microwave products for enhanced signal acquisitions and communications in military and commercial applications. Additionally, Mercury Federal Systems, the Company’s wholly owned subsidiary, focuses on direct and indirect contracts supporting the defense, intelligence, and homeland security agencies.

The Company’s products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. The Company delivers commercially developed technology and solutions that are based on open system architectures and widely adopted industry standards, and supports all of this with services and support capabilities.

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

REVENUE RECOGNITION

The Company relies upon FASB ASC 605, Revenue Recognition to account for its revenue transactions. Revenue from system sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

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

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in fiscal 2012, 2011 and 2010 was 39%, 50% and 53% of total revenues, respectively.

The Company uses FASB Accounting Standards Update (“ASU”) No. 2009-13 (“FASB ASU 2009-13”), Multiple-Deliverable Revenue Arrangements. FASB ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimated selling price (“BESP”), if neither VSOE nor TPE is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance was required for the Company beginning July 1, 2010; however, the Company elected to early adopt, as permitted by the guidance. As such, the Company prospectively applied the provisions of FASB ASU 2009-13 to all revenue arrangements entered into or materially modified after July 1, 2009.

Per the provisions of FASB ASU 2009-13, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company generally expects that it will not be able to establish VSOE or TPE due to limited single element transactions and the nature of the markets in which the Company competes, and, as such, the Company typically determines its relative selling price using BESP.

The Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis.

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

The Company does not provide its customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated warranty costs upon product shipment. Revenues from product royalties are recognized upon invoice by the Company. Additionally, all revenues are reported net of government assessed taxes (e.g. sales taxes or value-added taxes).

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of highly liquid money market funds and U.S. government and U.S. government agency issues with remaining maturities of 90 days or less at the date of purchase, are carried at fair market value which approximates cost. The Company also has restricted cash which is classified as a non-current asset due to the length of the restriction.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2012 and 2011, the Company had $115,958 and $162,869, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2012, five customers accounted for 59% of the Company’s receivables, unbilled receivables and cost in excess of billings. At June 30, 2011, five customers accounted for 74% of the Company’s receivables, unbilled receivables and cost in excess of billings.

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

For the year ended June 30, 2012, the Company elected to adopt FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of June 30, 2012, the Company did not identify any indicators of impairment. As such, the two-phase process was not necessary.

Acquired intangible assets result from the Company’s various business acquisitions (see Note E) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer relationships, backlog, and non-compete agreements. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed.

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

PROPERTY AND EQUIPMENT

Property and equipment are the long-lived, physical assets of the Company acquired for use in the Company’s normal business operations and are not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the estimated useful lives of the assets using the straight-line method (see Note I).

As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with FASB ASC 350. During fiscal 2012 and 2011, the Company capitalized $1,092 and $1,000 of software development costs. Software development costs qualifying for capitalization were not material for the year ended June 30, 2010.

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

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“FASB ASC 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

FASB ASC 740 requires a two-step approach to recognizing and measuring uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

PRODUCT WARRANTY ACCRUAL

The Company’s product sales generally include a 12 month standard hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions and any specifically identified warranty requirements.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs are primarily made up of labor charges and prototype material and development expenses.

STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards is affected by the Company’s stock price as well as valuation assumptions, including the volatility of the Company’s stock price, expected term of the option, risk-free interest rate and expected dividends. The fair value of restricted stock awards are based on the market price on the date of grant.

NET EARNINGS PER SHARE

Basic net earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method.

Basic and diluted weighted average shares outstanding were as follows:

	Years Ended June 30,
	2012	2011	2010
Basic weighted-average shares outstanding	29,477	25,322	22,559
Effect of dilutive equity instruments	608	887	449

Diluted weighted-average shares outstanding	30,085	26,209	23,008

Weighted average equity instruments to purchase 1,244, 753 and 1,705 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, because the equity instruments were anti-dilutive.

On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of the Company’s common stock, at a price to the public of $17.75, generating net proceeds, after underwriting fees and expenses, of $93,605. As a result, an additional 5,578 and 2,129 weighted average shares outstanding were included in the calculation of basic and diluted net earnings per shares for fiscal 2012 and 2011.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income, which includes foreign currency translation adjustments and unrealized gains on investments.

The components of accumulated other comprehensive income were as follows:

	June 30,
	2012	2011
Accumulated foreign currency translation adjustments	$1,306	$1,253
Accumulated net unrealized gains on investments	—	2

Total accumulated other comprehensive income	$1,306	$1,255

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2011, the Company elected to adopted FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”): an amendment of the FASB Accounting Standards Codification. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not need to perform the two-step impairment test. The ASU is effective for the Company on July 1, 2012; however, the Company has elected to early adopt as permitted by the guidance. Upon adoption, the Company applied ASU 2011-08 to its annual goodwill impairment test using a qualitative assessment before applying a two-step goodwill impairment test. Such adoption did not have a material impact on the Company’s financial position or results of operations.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies are still required to adopt the other requirements contained in the new standard on comprehensive income, ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The new standard and this deferral are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted but full retrospective application is required. Effective July 1, 2010, the Company adopted ASU 2011-05 and has presented the components of net income and comprehensive income in one consecutive financial statement on the Company’s annual and quarterly reports filed on Form 10-K and Form 10-Q respectively.

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

Following the acquisition, the Company’s KOR and PDI subsidiaries became guarantors under the Company’s Loan Agreement and granted a security interest in its assets in favor of the Lender (see Note K).

The following table presents the net purchase price and its preliminary allocation for the acquisition of KOR:

Amounts
Consideration transferred
Cash paid at closing	$71,019
Working capital adjustment	1,044
Less cash, cash equivalents and restricted cash acquired	(1,019)

Net purchase price	$71,044

Estimated fair value of tangible assets acquired and liabilities assumed
Cash, cash equivalents and restricted cash	$1,019
Accounts receivable and cost in excess of billings	10,367
Other current and non-current assets	4,063
Current liabilities	(3,978)
Deferred income taxes	(4,601)

Estimated fair value of net tangible assets acquired	6,870
Estimated fair value of identifiable intangible assets	12,130
Estimated fair value of goodwill	53,063

Estimated fair value of assets acquired	$72,063
Less cash, cash equivalents and restricted cash acquired	(1,019)

Net purchase price	$71,044

The amounts above represent the preliminary fair value estimates as of June 30, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable. As of June 30, 2012, there have been no material adjustments to the initial fair value estimates.

The goodwill of $53,063 arising from the KOR acquisition largely reflects the potential synergies and expansion of the Company’s service offerings across product segments and markets complementary to the Company’s existing products and markets. The KOR acquisition provides the Company with additional know-how and expertise related to radio frequency simulation and jamming technology and expansion into technical services for the U.S. intelligence community.

The revenue and operating income of KOR and PDI included in the Company’s consolidated statements of operations for the year ended June 30, 2012 was $19,779 and $2,586, respectively.

Pro Forma Financial Information

The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the KOR acquisition had occurred on July 1, 2010:

	June 30,
	2012	2011
Pro forma net revenues	$265,478	$265,365
Pro forma net income	$23,149	$21,982
Basic pro forma net earnings per share	$0.79	$0.87
Diluted pro forma net earnings per share	$0.77	$0.84

The pro forma results presented above are for illustrative purposes only for the applicable periods and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of the Company’s common stock. As a result, an additional 5,578 and 2,129 weighted average shares outstanding were included in the calculation of basic and diluted net earnings per shares for the years ended June 30, 2012 and 2011 presented above, respectively.

LNX ACQUISITION

On January 12, 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with LNX, the holders of the equity interests of LNX, and Lamberto Raffaelli, as the sellers’ representative (collectively, the “Sellers”). Pursuant to the Stock Purchase Agreement, the Company completed its purchase of all of the outstanding equity interests in LNX, and LNX became a wholly-owned subsidiary of the Company. Based in Salem, NH, LNX designs and builds next generation radio frequency receivers for signal intelligence, communication intelligence as well as electronic attack applications. LNX is included in the ACS business segment.

The Company acquired LNX for a purchase price of $31,000 paid in cash, plus an earn-out of up to $5,000 payable in cash, based upon achievement of financial targets during calendar years 2011 and 2012. The purchase price was subject to post-closing adjustment based on a determination of LNX’s closing net working capital. The Company funded the purchase price with cash on hand. The Company acquired LNX free of bank debt. Immediately prior to the consummation of the acquisition, LNX divested its non-defense global procurement business. The Company determined the fair value of the earn-out contingent consideration as part of the LNX acquisition based on the probability of LNX attaining the specified financial targets and assigned a fair value of $4,828 to the liability. In accordance with the Stock Purchase Agreement, $6,200 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers’ indemnification obligations, of which $1,523 was released to the Sellers and $27 was released to the Company in March 2011, upon the final calculation of net working capital. The remaining escrow is available for indemnification claims through August 31, 2012.

As of June 30, 2012, the Company determined that it is probable that the earn-out related to the LNX acquisition would not be achieved. During the fourth quarter of fiscal 2012, the Company did not receive a purchase order for long lead-time materials. Therefore, the Company no longer expected to meet the specified revenue targets for the LNX earn-out due to the long-lead time necessary to generate these revenues and has determined it does not expect to pay the earn-out. As a result, the Company adjusted the fair value of the earn-out contingent consideration and recorded $4,938 as a change in fair value of the liability in June 2012. The adjustment is separately classified in the consolidated statements of operations as an offset to operating expenses.

D. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the years ended June 30, 2012 and 2011:

	ACS	MFS	Total
Balance at June 30, 2010,	$57,653	$—	$57,653
Goodwill arising from the LNX acquisition	21,905	—	21,905

Balance at June 30, 2011	79,558	—	79,558
Goodwill arising from the KOR acquisition	33,913	19,150	53,063

Balance at June 30, 2012	$113,471	$19,150	$132,621

In fiscal 2012, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, ACS and MFS. As of June 30, 2012, both ACS and MFS had goodwill balances, as such; the annual impairment analysis was performed for each reporting unit in the fourth quarter of fiscal year 2012.

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

For the year ended June 30, 2012, the Company elected to adopt ASU 2011-08. Under ASU 2011-08, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of June 30, 2012, the Company did not identify any indicators of impairment. As such, no impairment charge was recorded for fiscal 2012.

In fiscal 2012, 2011 and 2010, goodwill was determined to be appropriately valued and no impairment charge was recorded.

E. Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
JUNE 30, 2012
Customer relationships	$26,770	$(9,217)	$17,553	6.9 years
Licensing agreements and patents	4,095	(2,365)	1,730	5.4 years
Completed technologies	5,570	(1,007)	4,563	5.3 years
Trademarks	990	(95)	895	6.0 years
Backlog	800	(588)	212	2.0 years
Non-compete agreements	500	(370)	130	5.0 years

	$38,725	$(13,642)	$25,083

JUNE 30, 2011
Customer relationships	$18,300	$(7,530)	$10,770	6.7 years
Licensing agreements and patents	4,045	(1,622)	2,423	5.5 years
Completed technologies	2,900	(227)	2,673	6.0 years
Backlog	800	(188)	612	2.0 years
Non-compete agreements	500	(276)	224	5.0 years

	$26,545	$(9,843)	$16,702

Estimated future amortization expense for acquired intangible assets remaining at June 30, 2012 is as follows:

Year Ending June 30,
2013	$4,826
2014	4,811
2015	4,669
2016	4,185
2017	2,703
Thereafter	3,889

Total future amortization expense	$25,083

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the KOR acquisition. These assets are included in the Company’s gross and net carrying amounts as of June 30, 2012.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$8,470	$(592)	$7,878	7.2 years
Completed technologies	2,670	(297)	2,373	4.5 years
Trademark	990	(95)	895	6.0 years

Total	$12,130	$(984)	$11,146	6.5 years

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2012:

	Fair Value Measurements
	June 30, 2012	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$97,049	$97,049	$—	$—
Restricted cash	3,281	3,281	—	—

Total	$100,330	$100,330	$—	$—

The carrying values of cash and cash equivalents, including U.S. Treasury bills and money market funds, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The Company determines the fair value of the contingent consideration related to the LNX acquisition based on the probability of LNX attaining specific financial targets using an appropriate discount rate to present value the liability. As of June 30, 2012, the Company determined that it is probable that the earn-out related to the LNX acquisition would not be achieved (see Note C). As a result, the Company adjusted the fair value of the LNX earn-out contingent consideration and recorded $4,938 as a change in fair value in June 2012. The adjustment is separately classified on the statement of operations and is reflected as an offset to operating expenses. The following table provides a rollforward of the fair value of the contingent consideration, whose fair values were determined by Level 3 inputs:

Fair Value
Balance at June 30, 2010	$—
Contingent consideration from the LNX acquisition	4,828
Recognition of accretion expense in operating expenses	26

Balance at June 30, 2011	$4,854
Recognition of accretion expense in operating expenses	84
Change in the fair value of the liability related to the LNX earn-out	(4,938)

Balance at June 30, 2012	$—

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Fair Value Measurements
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$153,038	$153,038	$—	$—
Restricted cash	3,000	3,000	—	—

Total	$156,038	$156,038	$—	$—

Liabilities:
Contingent consideration	$4,854	$—	$—	$4,854

G. Inventory

Inventory was comprised of the following:

	June 30,
	2012	2011
Raw materials	$11,246	$7,314
Work in process	8,979	7,554
Finished goods	5,620	3,672

Total	$25,845	$18,540

There are no amounts in inventory relating to contracts having production cycles longer than one year. During fiscal 2012, the Company has purchased inventories which were nearing the end of their production life and hence executed last time buy purchases with its vendors to be able to support certain products and the related customers into the foreseeable future.

H. Restricted Cash

The Company had restricted cash balance of $3,281 and $3,000 as of June 30, 2012 and 2011, respectively. The balance consisted of the following: (1) the Company has deposited $3,000 with its bank as collateral for the landlord pursuant to the sale-lease back transaction entered in April 2007 for the Company’s headquarters in Chelmsford, Massachusetts (see Note I). The balance is classified as restricted cash on the accompanying consolidated balance sheet at June 30, 2012 and 2011, and is reflected in non-current assets: (2) the terms of one of the Company’s contracts with a foreign customer requires a certificate of deposit to be held at a commercial bank until performance on the contract has been completed. This certificate of deposit represents restricted cash of approximately $281. The balance is classified as restricted cash on the accompanying consolidated balance sheet at June 30, 2012 and is reflected in non-current assets.

I. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2012	2011
Computer equipment and software	2-4	$51,372	$47,675
Furniture and fixtures	5	7,110	6,967
Building and leasehold improvements	lesser of estimated useful life or lease term	2,313	1,837
Machinery and equipment	5	7,838	5,213
Vehicles	5	88	119

		68,721	61,811
Less: accumulated depreciation and amortization		(52,792)	(47,291)

		$15,929	$14,520

In fiscal 2012 and 2011, the Company retired $2,058 and $10,143, respectively, of fully depreciated computer equipment and software assets that were no longer in use by the Company. The retirement was part of an on-going effort by the Company to review and identify all assets that are still in use by the Company, and to retire those that are not.

Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2012, 2011 and 2010 was $7,859, $6,364 and $5,147, respectively.

On April 20, 2007, the Company entered into a sales agreement and a lease agreement in connection with a sale-leaseback of the Company’s headquarters in Chelmsford, Massachusetts. Pursuant to the agreements, the Company sold all land, land improvements, buildings and building improvements related to the facilities and leased back those assets. The term of the lease is ten years and includes two five year options to renew. Under the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback; thus the realized gain of $11,569 was deferred and will be amortized to other income on a straight-line basis over the initial lease term.

The unamortized deferred gain consisted of the following of which the current portion is included in accrued expenses and the non-current portion is separately classified in the accompanying consolidated balance sheets:

	June 30,
	2012	2011
Current portion	$1,157	$1,157
Non-current portion	4,399	5,556

Total unamortized deferred gain	$5,556	$6,713

J. Product Warranty Accrual

All of the Company’s product sales generally include a 12 month standard hardware warranty. At the time of product shipment, the Company accrues the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions and other specifically identified warranty matters. Product warranty accrual is included as part of accrued expenses in the accompanying consolidated balance sheets. The following table presents the changes in the Company’s product warranty accrual.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Beginning balance at July 1,	$894	$1,186	$1,750
Accruals for warranties issued during the period	2,445	970	997
Settlements made during the period	(1,979)	(1,262)	(1,561)

Ending balance at June 30,	$1,360	$894	$1,186

K. Debt

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

There are no other changes to the Loan Agreement other than the modification described above.

Following the acquisition of KOR Electronics, both KOR and PDI became guarantors.

The Company has had no borrowings under the credit facility since inception and was in compliance with all covenants in the Amended Loan Agreement as of June 30, 2012.

L. Commitments and Contingencies

LEGAL CLAIMS

The U.S. Department of Justice (“DOJ”) is conducting an investigation into the conduct of certain former employees of PDI in the 2008-2009 time frame and has asserted that such conduct may have constituted a violation of the Procurement Integrity Act and that civil penalties would apply to any such violations. PDI and its former parent company, KOR, have been cooperating in the investigation. While the parties have engaged in discussions and correspondence regarding this matter, no resolution has been reached and no litigation has commenced. The Company is entitled to indemnity with respect to this matter pursuant to the terms of the Merger Agreement, and based on this indemnity and the associated escrow arrangement, the matter is not expected to have a material impact on the Company’s cash flows, results of operations, or financial condition.

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

PURCHASE COMMITMENTS

As of June 30, 2012, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $14,002.

LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2017. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2012, 2011 and 2010 was $3,803, $3,369 and $3,613, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2013	3,905
2014	3,461
2015	2,777
2016	2,662
2017	2,231

Total minimum lease payments	$15,036

M. Shareholders’ Equity

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

N. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan , as amended and restated (the “2005 Plan”), is 6,092 shares, including a 1,000 share increase approved by the Company’s shareholders on October 21, 2011. The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,675 shares available for future grant under the 2005 Plan at June 30, 2012.

The number of shares authorized for issuance under the 1997 Plan was 8,650 shares, of which 100 shares could be issued pursuant to restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options typically vest over periods of zero to four years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors determined that no further grants of stock options or other awards would be made under the 1997 Plan, and the 1997 Plan subsequently expired in June 2007. The foregoing does not affect any outstanding awards under the 1997 Plan, which remain in full force and effect in accordance with their terms.

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares, including a 300 share increase approved by the Company’s shareholders on October 21, 2011. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2012, 2011 and 2010 was 104, 89 and 94, respectively. Shares available for future purchase under the ESPP totaled 360 at June 30, 2012.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2012
Outstanding at June 30, 2010	2,612	$13.70	4.69
Granted	77	13.70
Exercised	(315)	8.25
Cancelled	(81)	16.41

Outstanding at June 30, 2011	2,293	$14.35	3.88
Granted	—	—
Exercised	(72)	6.48
Cancelled	(36)	23.70

Outstanding at June 30, 2012	2,185	$14.46	2.89	$3,489

Vested and expected to vest at June 30, 2012	2,184	$14.46	2.88	$3,486
Exercisable at June 30, 2012	2,102	$14.66	2.85	$3,173

The intrinsic value of the options exercised during fiscal year 2012, 2011 and 2010 was $534, $2,979 and $532, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2012, there was $110 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 0.3 years from June 30, 2012. As of June 30, 2011, there was $1,218 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 0.9 years from June 30, 2011.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2010:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2010	828	$9.44
Granted	738	12.47
Vested	(279)	9.42
Forfeited	(100)	10.57

Outstanding at June 30, 2011	1,187	$11.23
Granted	585	14.30
Vested	(409)	10.62
Forfeited	(88)	13.14

Outstanding at June 30, 2012	1,275	$12.71

An aggregate of 79 shares of restricted stock that were granted to employees of LNX Corporation joining the Company in connection with the acquisition of LNX in January 2011 are included in the granted figure in the table above.

An aggregate of 144 shares of restricted stock that were granted to employees of KOR and PDI joining the Company in connection with the acquisition of KOR in December 2011 are included in the granted figure in the table above.

The total fair value of restricted stock awards vested during fiscal year 2012, 2011 and 2010 was $5,848, $4,175 and $3,485, respectively.

Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2012, there was $10,515 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.4 years from June 30, 2012. As of June 30, 2011, there was $10,400 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.6 years from June 30, 2011.

STOCK-BASED COMPENSATION EXPENSE AND ASSUMPTIONS

The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the fiscal years 2012, 2011 and 2010 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2012	2011	2010
Cost of revenues	$349	$263	$251
Selling, general and administrative	5,309	4,609	3,145
Research and development	958	708	620

Share-based compensation expense before tax	6,616	5,580	4,016
Income taxes	(2,357)	(1,966)	(1,499)

Share-based compensation expense, net of income taxes	$4,259	$3,614	$2,517

There were no options granted during fiscal year 2012. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during fiscal years 2011 and 2010:

	Years Ended June 30,
	2012	2011	2010
Weighted-average fair value of options granted	$—	$7.25	$7.17
Option life(1)	—	5.0 years	5.0 years
Risk-free interest rate(2)	—	1.27%	2.38%
Stock volatility(3)	—	63%	87%
Dividend rate	—	0%	0%

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

O. Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company is presently organized in two operating segments. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computing Solutions: this operating segment is focused on specialized, high-performance embedded, real-time digital signal and image processing solutions that encompass signal acquisition, including microwave front-end, digitalization, digital signal processing, exploitation processing, high capacity digital storage and communications, targeted to key market segments, including defense, communications and other commercial applications. With the addition of KOR, the ACS segment also designs and develops DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications.

•

Mercury Federal Systems: this operating segment is focused on services and support work with the Department of Defense and federal intelligence and homeland security agencies, including designing, engineering, and deploying new ISR capabilities to address present and emerging threats to U.S. forces. With the addition of PDI, the MFS segment also provides sophisticated analysis and exploitation, multi-sensor data fusion and enrichment, and data processing services for the U.S. intelligence community.

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

Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. Prior year’s amounts have been presented to reflect the current profitability measures for comparative purposes. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company’s operations by reportable segment:

	ACS	MFS	Eliminations	Total
YEAR ENDED JUNE 30, 2012
Net revenues to unaffiliated customers	$215,899	$28,670	$360	$244,929
Intersegment revenues	12,208	3	(12,211)	—

Net revenues	$228,107	$28,673	$(11,851)	$244,929

Adjusted EBITDA	$43,802	$4,913	$159	$48,874
YEAR ENDED JUNE 30, 2011
Net revenues to unaffiliated customers	$217,423	$11,415	$(128)	$228,710
Intersegment revenues	6,260	52	(6,312)	—

Net revenues	$223,683	$11,467	$(6,440)	$228,710

Adjusted EBITDA	$42,304	$(914)	$(507)	$40,883
YEAR ENDED JUNE 30, 2010
Net revenues to unaffiliated customers	$188,967	$10,735	$128	$199,830
Intersegment revenues	4,779	336	(5,115)	—

Net revenues	$193,746	$11,071	$(4,987)	$199,830

Adjusted EBITDA	$30,454	$(641)	$43	$29,856

The following table reconciles the Company’s net income, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2012	2011	2010
Net income	$22,619	$18,442	$28,358
(Loss) income from discontinued operations, net of income taxes	—	(65)	289

Income from continuing operations	22,619	18,507	28,069
Interest expense (income), net	27	45	(151)
Income tax expense (benefit)	9,152	8,060	(9,377)
Depreciation	7,859	6,364	5,147
Amortization of acquired intangible assets	3,799	1,984	1,710
Restructuring	2,821	—	231
Impairment of long-lived assets	—	150	211
Acquisition costs and other related expenses	1,219	412	—
Fair value adjustments from purchase accounting	(5,238)	(219)	—
Stock-based compensation cost	6,616	5,580	4,016

Adjusted EBITDA	$48,874	$40,883	$29,856

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2012
Net revenues to unaffiliated customers	$235,292	$4,983	$4,654	$—	$244,929
Inter-geographic revenues	5,511	747	175	(6,433)	—

Net revenues	$240,803	$5,730	$4,829	$(6,433)	$244,929

Identifiable long-lived assets	$15,895	$32	$2	$—	$15,929
YEAR ENDED JUNE 30, 2011
Net revenues to unaffiliated customers	$219,435	$3,665	$5,610	$—	$228,710
Inter-geographic revenues	5,637	2,277	243	(8,157)	—

Net revenues	$225,072	$5,942	$5,853	$(8,157)	$228,710

Identifiable long-lived assets	$15,390	$24	$704	$—	$16,118
YEAR ENDED JUNE 30, 2010
Net revenues to unaffiliated customers	$180,103	$9,960	$9,767	$—	$199,830
Inter-geographic revenues	13,916	789	198	(14,903)	—

Net revenues	$194,019	$10,749	$9,965	$(14,903)	$199,830

Identifiable long-lived assets	$13,384	$21	$716	$—	$14,121

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled. Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the fiscal years shown below are as follows:

	Year Ended June 30,
	2012	2011	2010
Raytheon Company (ACS)	22%	17%	20%
Northrop Grumman Corporation (ACS)	17	21%	*
Lockheed Martin Corporation (ACS)	15	13	17

	54%	51%	37%

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the fiscal years ended June 30, 2012 and 2010, the AEGIS Program individually comprised 11% and 15% of the Company’s revenues, respectively. For the fiscal year ended June 30, 2011, no single program comprised 10% or more of the Company’s revenues.

P. Income Taxes

The components of income before income taxes and income tax expense (benefit) were as follows:

	Year Ended June 30,
	2012	2011	2010
Income from continuing operations before income taxes:
United States	$31,277	$26,072	$18,714
Foreign	494	495	(22)

	$31,771	$26,567	$18,692

Income tax expense (benefit) from continuing operations:
Federal:
Current	$10,591	$4,974	$(356)
Deferred	(2,582)	1,992	(8,286)

	$8,009	$6,966	$(8,642)
State:
Current	$1,401	$855	$98
Deferred	(335)	48	(711)

	$1,066	$903	$(613)
Foreign:
Current	$77	$161	$(122)
Deferred	—	30	—

	$77	$191	$(122)

	$9,152	$8,060	$(9,377)

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate from continuing operations:

	Year Ended June 30,
	2012	2011	2010
Income taxes at federal statutory rates	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.6	2.2	0.5
Research and development credits	(4.2)	(6.9)	(5.9)
Domestic manufacturing deduction	(3.0)	(2.6)	—
Deemed repatriation of foreign earnings	—	—	(1.4)
Equity compensation	1.0	1.6	1.8
IRS audit adjustments	—	—	(1.5)
Goodwill impairment	—	—	0.4
Change in the fair value of the liability related to the LNX earn-out	(5.4)	—	—
Acquisition costs	1.3	0.6	—
Valuation allowance	2.2	1.7	(79.8)
Other	(0.7)	(1.3)	0.7

	28.8%	30.3%	(50.2)%

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	June 30,
	2012	2011
Deferred tax assets:
Inventory valuation and receivable allowances	$4,788	$4,189
Accrued compensation	1,367	1,424
Equity compensation	6,036	5,565
Federal and state research and development tax credit carryforwards	8,569	8,716
Net operating loss	—	900
Gain on sale-leaseback	2,116	2,556
Other accruals	919	328
Repatriation of foreign earnings	—	76
Other temporary differences	1,333	594

	25,128	24,348
Valuation allowance	(8,682)	(7,973)

Total deferred tax assets	16,446	16,375
Deferred tax liabilities:
Deferred revenue	(3,488)	(4,776)
Property and equipment depreciation	(3,995)	(2,452)
Acquired intangible assets	(8,507)	(5,346)

Total deferred tax liabilities	(15,990)	(12,574)

Net deferred tax (liabilities) assets	$456	$3,801

At June 30, 2012, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continues to conclude that it was “more likely than not”, that most domestic deferred tax assets would be realizable based on the financial performance in fiscal year 2012, projected future taxable income and the reversal of existing deferred tax liabilities.

The Company continues to record a full valuation allowance on Massachusetts research and development (“R&D”) and investment tax credits as of June 30, 2012 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized.

The Company had state research and development credit carryforwards of $12,813, which will expire 2018 through 2027. The Company also had state investment tax credits carryforwards of $124 that will expire in 2015. As of June 30, 2012, the Company also had approximately $399 in foreign operating loss carryforwards.

Upon consideration of changing business conditions and cash position in its foreign subsidiaries, management has determined that it would no longer need to indefinitely reinvest the earnings of certain foreign subsidiaries. Therefore, the Company has accrued deferred taxes in association with the $1,200 in undistributed earnings and profits.

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

The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2012	2011
Unrecognized tax benefits, beginning of period	$1,831	$1,856
Increases for previously recognized positions	716	27
Settlements of previously recognized positions	—	(59)
Decreases for previously recognized positions	(84)	(229)
Increases for currently recognized positions	179	236

Unrecognized tax benefits, end of period	$2,642	$1,831

The $2,642 of unrecognized tax benefits as of June 30, 2012, if released, would reduce income tax expense.

The Company’s major tax jurisdiction is the U.S. and the open tax years are 2009 through 2011.

The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months. Currently there are no significant tax audits underway.

Q. Restructuring Plan

In fiscal 2012, the Company announced a restructuring plan (“2012 Plan”) affecting both the ACS and MFS business segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at the Company’s Huntsville, Alabama site. The 2012 Plan for which expense of $2,821 was recorded in fiscal 2012 was implemented to cope with the near term uncertainties in the defense industry and improve the Company’s overall business scalability. Future restructuring expenses of approximately $737 associated with the 2012 Plan are expected in fiscal 2013 as the Company starts transitioning the manufacturing activities formerly conducted at the Huntsville, Alabama facility. This restructuring expense will affect the ACS business segment.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by business segment for the Company’s restructuring plans:

	Severance	Facilities	Other	Total
ACS	2,406	—	306	2,712
MFS	109	—	—	109

Total provision	2,515	—	306	2,821
Cash paid	(2)	—	(121)	(123)

Restructuring liability at June 30, 2012	$2,513	$—	$185	$2,698

R. Employee Benefit Plans

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. During fiscal 2012, 2011 and 2010, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $2,196, $1,762 and $1,569 during the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

S. Related Party Transactions

In July 2008, the Company and our former CEO, James Bertelli, entered into an agreement for consulting services through June 30, 2010. The consideration for these services totaled $190 and was paid out over the service period. As of June 30, 2010, the Company had made all payments for consulting services under this agreement. Additionally, in July 2008, the Company entered into a five year non-compete agreement with Mr. Bertelli. This agreement, which is carried as an intangible asset on the Company’s balance sheet, was valued at $500 and is being amortized over the life of the agreement. As of December 31, 2010, the Company had made all payments under this non-compete agreement.

T. Subsequent Events

On June 8, 2012, the Company and Wildcat Merger Sub Inc., a newly formed, wholly-owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Micronetics, Inc. (“Micronetics”). On August 8, 2012, the transaction closed with the Merger Sub merging with and into Micronetics with Micronetics continuing as the surviving company and wholly-owned subsidiary of the Company.

Headquartered in Hudson, NH, Micronetics is a leading designer and manufacturer of microwave and radio frequency (RF) subsystems and components for defense and commercial customers.

Pursuant to the terms of the Merger Agreement, at the closing of the merger on August 8, 2012, each share of common stock of Micronetics issued and outstanding immediately prior to the closing was converted into the right to receive $14.80 in cash, without interest (the “Merger Consideration”). All outstanding options to acquire shares of Micronetics common stock that were vested as of the closing were cancelled and the holders of such options are entitled to receive an amount of cash equal to the product of the total number of shares previously subject to such vested options and the excess of the Merger Consideration over the exercise price per share. All outstanding Micronetics stock options that were unvested at the closing were assumed by Mercury. Mercury funded the acquisition with cash on hand.

The transaction will be accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition related disclosures required by FASB ASC 805 cannot be made as the initial accounting for the business transaction is incomplete. Key financial data such as the determination of the fair value of the assets acquired and liabilities assumed is not yet available.

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

2012 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$49,122	$67,959	$66,989	$60,859
Gross margin	$29,916	$40,913	$35,063	$30,264
Income from operations	$3,565	$13,485	$7,106	$5,956
Income from operations before income taxes	$3,967	$13,873	$7,625	$6,306
Income tax expense	$1,314	$4,828	$2,380	$630
Income from continuing operations	$2,653	$9,045	$5,245	$5,676
Net income	$2,653	$9,045	$5,245	$5,676

Net earnings per common share:
Basic net earnings per share:
Income from continuing operations	$0.09	$0.31	$0.18	$0.19
Net income	$0.09	$0.31	$0.18	$0.19
Diluted net earnings per share:
Income from continuing operations	$0.09	$0.30	$0.17	$0.19
Net income	$0.09	$0.30	$0.17	$0.19

2011 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$52,108	$55,513	$59,855	$61,234
Gross margin	$30,660	$31,640	$32,882	$34,717
Income from operations	$5,245	$6,518	$6,999	$6,223
Income from operations before income taxes	$5,759	$6,879	$7,385	$6,544
Income tax expense (benefit)	$2,077	$1,696	$2,007	$2,280
Income from continuing operations	$3,682	$5,183	$5,378	$4,264
Net income	$3,630	$5,183	$5,378	$4,251

Net earnings per common share:
Basic net earnings per share:
Income from continuing operations	$0.16	$0.22	$0.20	$0.15
Net income	$0.16	$0.22	$0.20	$0.15
Diluted net earnings per share:
Income from continuing operations*	$0.16	$0.22	$0.20	$0.14
Net income*	$0.15	$0.22	$0.20	$0.14

*	Due to the effects of rounding, the sum of the four quarters does not equal the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation as of June 30, 2012 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2012 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(c) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2012. The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.

The audited consolidated financial statements of the Company include the results of acquired KOR Electronics and its wholly-owned subsidiary, Paragon Dynamics, Inc. (“acquired business”). Upon consideration of the date of the acquisition and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired business’ controls over financial reporting as allowable under section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the scope of management’s assessment of internal controls. The Company’s consolidated financial statements reflect revenues and total assets from the acquired business of approximately 8 percent and 22 percent (of which 17 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of June 30, 2012.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2012 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY COMPUTER SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 30, 2012, 2011 AND 2010

(In thousands)

Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2012	$17	$61	$—	$73	$5
2011	$163	$9	$—	$155	$17
2010	$425	$33	$—	$295	$163

Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2012	$7,973	$709	$—	$—	$8,682
2011	$7,555	$418	$—	$—	$7,973
2010	$22,394	$(14,839)	$—	$—	$7,555

3.	Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 78, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on August 22, 2012.

MERCURY COMPUTER SYSTEMS, INC.

By	/s/ KEVIN M. BISSON
Kevin M. Bisson SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARK ASLETT Mark Aslett	President, Chief Executive Officer and Director (principal executive officer)	August 22, 2012

/S/ KEVIN M. BISSON Kevin M. Bisson	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 22, 2012

/S/ CHARLES A. SPEICHER Charles A. Speicher	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 22, 2012

/S/ JAMES K. BASS James K. Bass	Director	August 22, 2012

/S/ GEORGE W. CHAMILLARD George W. Chamillard	Director	August 22, 2012

/S/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 22, 2012

/S/ GEORGE K. MUELLNER George K. Muellner	Director	August 22, 2012

/S/ WILLIAM K. O’BRIEN William K. O’Brien	Director	August 22, 2012

/S/ LEE C. STEELE Lee C. Steele	Director	August 22, 2012

/S/ VINCENT VITTO Vincent Vitto	Chairman of the Board of Directors	August 22, 2012

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
1.1	Underwriting Agreement, dated February 10, 2011, among the Company and Jefferies & Company, Inc. and Lazard Capital Markets LLC as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s current report on Form 8-K filed on February 11, 2011)
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.2	Bylaws, amended and restated effective as of May 4, 2011 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
4.2	Shareholder Rights Agreement, dated as of December 14, 2005, between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.) (incorporated herein by reference to Exhibit 2 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
10.1.1*	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
10.1.2*	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
10.1.3*	Form of Restricted Stock Award Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1.3 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
10.2*	1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.3*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on September 19, 2011)
10.4*	Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.5*	Annual Executive Bonus Plan – Corporate Financial Performance (incorporated herein by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.6*	Annual Executive Bonus Plan – Individual Performance (incorporated herein by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.7*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on September 19, 2011)
10.8.1*	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)
10.8.2*	Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.8.3*	Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.3 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)
10.8.4*	Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on September 28, 2007)
10.9.1*	Form of Change in Control Severance Agreement between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.9.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)
10.9.2*	Form of Change in Control Severance Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.9.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)
10.10*†	Compensation Policy for Non-Employee Directors
10.11.1*	Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)
10.11.2*	First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.11.3*	Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)
10.12.1*	Agreement, dated as of March 27, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008)
10.12.2*	First Amendment to Agreement, dated as of December 22, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)
10.13*	Agreement, dated March 1, 2010, by and between the Company and Gerald M. Haines II (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)
10.14*	Agreement, dated November 26, 2011, by and between the Company and Kevin M. Bisson (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 17, 2012)
10.15††	Purchase and Sale Agreement dated as of April 12, 2007 among 1999 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P.
10.16††	Lease Agreement dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company
10.17	Loan and Security Agreement dated February 12, 2010 between the Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 19, 2010)
10.18	First Loan Modification Agreement dated March 30, 2011 between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 1, 2011)
10.19	Stock Purchase Agreement by and among the Company, LNX Corporation, and the Holders of the Securities of LNX Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)
10.20	Agreement and Plan of Merger dated as of December 22, 2011 by and among the Company, King Merger, Inc., KOR Electronics, and the Securityholders’ Representative (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2011)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.21	Agreement and Plan of Merger by and among the Company, Wildcat Merger Sub Inc., and Micronetics, Inc. dated as of June 8, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 11, 2012)
10.22*	Micronetics, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed on August 10, 2012)
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated financial Statements

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
††	Indicates an exhibit the Company is re-filing with this Form 10-K since the Company cannot incorporate by reference to Exchange Act reports that are more than five years old.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	XBRL (Extensible Business Reporting Language) information is furnished and not filed.