Form 10-Q
period 2012-09-30
MERCURY COMPUTER SYSTEMS INC
filed 2012-11-05
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Shares of Common Stock outstanding as of October 31, 2012: 32,241,943 shares

MERCURY COMPUTER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$30,568	$115,964
Accounts receivable, net of allowance for doubtful accounts of $5 at September 30, 2012 and June 30, 2012	40,503	38,532
Unbilled receivables and cost in excess of billings	10,959	10,918
Inventory	40,438	25,845
Deferred income taxes	12,258	7,653
Prepaid income taxes	2,307	2,585
Prepaid expenses and other current assets	6,253	6,206

Total current assets	143,286	207,703
Restricted cash	3,546	3,281
Property and equipment, net	19,738	15,929
Goodwill	177,517	132,621
Acquired intangible assets, net	41,795	25,083
Other non-current assets	1,098	989

Total assets	$386,980	$385,606

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,888	$9,002
Accrued expenses	12,673	9,895
Accrued compensation	8,341	13,190
Deferred revenues and customer advances	4,602	4,855

Total current liabilities	36,504	36,942
Deferred gain on sale-leaseback	4,110	4,399
Deferred income taxes	13,537	7,197
Income taxes payable	2,597	2,597
Other non-current liabilities	1,678	1,367

Total liabilities	58,426	52,502
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 30,037,656 and 29,729,065 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	300	297
Additional paid-in capital	225,384	222,769
Retained earnings	101,532	108,732
Accumulated other comprehensive income	1,338	1,306

Total shareholders’ equity	328,554	333,104

Total liabilities and shareholders’ equity	$386,980	$385,606

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net revenues	$49,428	$49,122
Cost of revenues	29,038	19,206

Gross margin	20,390	29,916
Operating expenses:
Selling, general and administrative	14,533	13,645
Research and development	10,039	11,865
Amortization of acquired intangible assets	1,788	816
Restructuring and other charges	4,984	—
Acquisition costs and other related expenses	230	25

Total operating expenses	31,574	26,351

(Loss) income from operations	(11,184)	3,565
Interest income	2	6
Interest expense	(8)	(9)
Other income, net	339	405

(Loss) income from operations before income taxes	(10,851)	3,967
Tax (benefit) provision	(3,651)	1,314

Net (loss) income	$(7,200)	$2,653

Basic net (loss) earnings per share:	$(0.24)	$0.09

Diluted net (loss) earnings per share:	$(0.24)	$0.09

Weighted-average shares outstanding:
Basic	29,883	29,277

Diluted	29,883	30,033

Comprehensive (loss) income:
Net (loss) income	$(7,200)	$2,653
Foreign currency translation adjustments	12	63
Net unrealized gain (loss) on investments	21	(5)

Total comprehensive (loss) income	$(7,167)	$2,711

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(7,200)	$2,653
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,999	2,671
Stock-based compensation expense	2,345	2,040
(Benefit) provision for deferred income taxes	(3,507)	557
Excess tax benefit from stock-based compensation	(9)	(405)
Other non-cash items	(18)	(174)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable, unbilled receivable, and cost in excess of billings	1,758	6,541
Inventory	(2,488)	(5,964)
Prepaid income taxes	972	704
Prepaid expenses and other current assets	75	(58)
Other non-current assets	(31)	719
Accounts payable and accrued expenses	(5,820)	(3,672)
Deferred revenues and customer advances	(606)	(1,436)
Income taxes payable	10	678
Other non-current liabilities	571	(638)

Net cash (used in) provided by operating activities	(9,949)	4,216

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(67,721)	—
Purchases of property and equipment	(980)	(1,646)
Payments for acquired intangible assets	—	(20)
Increase in restricted cash	(265)	—

Net cash used in investing activities	(68,966)	(1,666)

Cash flows from financing activities:
Proceeds from employee stock plans	133	90
Excess tax benefits from stock-based compensation	9	405
Payments of deferred offering costs	—	(30)
Payments of acquired debt	(6,575)	—
Payments of capital lease obligations	(46)	(59)

Net cash used in financing activities	(6,479)	406

Effect of exchange rate changes on cash and cash equivalents	(2)	31

Net (decrease) increase in cash and cash equivalents	(85,396)	2,987
Cash and cash equivalents at beginning of period	115,964	162,875

Cash and cash equivalents at end of period	$30,568	$165,862

Cash paid (received) during the period for:
Interest	$8	$9

Income taxes	$(1,193)	$(624)

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$11,584	$3,587

Unvested stock options assumed from Micronetics	$513	$—

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

A. Description of Business

Mercury Computer Systems, Inc. (the “Company” or “Mercury”) is a best of breed provider of commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. The Company’s solutions play a critical role in a wide range of applications, processing and transforming sensor data to information for storage, analysis and interpretation. The Company’s goal is to grow and build on its position as a critical component of the defense and intelligence industrial base and be the leading provider of open and affordable sensor processing subsystems for intelligence, surveillance and reconnaissance (“ISR”), electronic warfare (“EW”), and missile defense applications. In military reconnaissance and surveillance platforms, the Company’s sub-systems receive, process, and store real-time radar, video, sonar and signals intelligence data. The Company provides radio frequency (“RF”) and microwave products for enhanced signal acquisitions and communications in military and commercial applications. Additionally, Mercury Federal Systems, the Company’s wholly owned subsidiary, focuses on direct and indirect contracts supporting the defense, intelligence, and homeland security agencies. The Company has growing capabilities in the area of “Big Data” processing, analytics and analysis in support of both the U.S. Department of Defense (“DoD”) and to the intelligence community as they enhance their ability to acquire, process and exploit large amounts of data for both real-time analytics and “forensic” analysis.

The Company’s products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. The Company’s products or solutions have been deployed in more than 300 different programs with over 25 different prime defense contractors. The Company delivers commercially developed technology and solutions that are based on open system architectures and widely adopted industry standards, and supports all of this with services and support capabilities.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2012 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 22, 2012. The results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 30% and 45% of total revenues in the three months ended September 30, 2012 and 2011, respectively.

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

WEIGHTED-AVERAGE SHARES

Weighted-average shares were calculated as follows:

	Three Months Ended September 30,
	2012	2011
Basic weighted-average shares outstanding	29,883	29,277
Effect of dilutive equity instruments	—	756

Diluted weighted-average shares outstanding	29,883	30,033

Equity instruments to purchase 4,402 and 913 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2012 and 2011, respectively, because the equity instruments were anti-dilutive.

C. Acquisitions

MICRONETICS ACQUISITION

On June 8, 2012, the Company and Wildcat Merger Sub Inc., a newly formed, wholly-owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Micronetics, Inc. (“Micronetics”). On August 8, 2012, the transaction was closed. The Merger Sub merged with and into Micronetics with Micronetics continuing as the surviving company and wholly-owned subsidiary of the Company.

Headquartered in Hudson, NH, Micronetics is a leading designer and manufacturer of microwave and radio frequency (RF) subsystems and components for defense and commercial customers.

Pursuant to the terms of the Merger Agreement, at the closing of the merger on August 8, 2012, each share of common stock of Micronetics issued and outstanding immediately prior to the closing was converted into the right to receive $14.80 in cash, without interest (the “Merger Consideration”). All outstanding options to acquire shares of Micronetics common stock that were vested as of the closing were cancelled and the holders of such options were entitled to receive an amount of cash equal to the product of the total number of shares previously subject to such vested options and the excess of the Merger Consideration over the exercise price per share. All outstanding Micronetics stock options that were unvested at the closing were replaced by Mercury. The replacement stock options granted were determined based on a conversion ratio provided in the Merger Agreement. Micronetics existing bank debt was paid in full by Mercury on the closing date. Mercury funded the acquisition with cash on hand.

The following table presents the net purchase price and its preliminary allocation for the acquisition of Micronetics:

Amounts
Consideration transferred
Cash paid to shareholders and to settle vested options	$69,830
Value allocated to unvested options	513
Less cash acquired	(2,109)

Net purchase price	$68,234

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,109
Accounts receivable	3,584
Inventory	12,080
Fixed assets	5,301
Other current and non-current assets	2,893
Accounts payable and accrued expenses	(5,305)
Long-term debt	(6,575)
Deferred taxes	(8,052)

Estimated fair value of net tangible assets acquired	6,035
Estimated fair value of identifiable intangible assets	18,500
Estimated fair value of goodwill	45,808

Estimated fair value of assets acquired	$70,343
Less cash acquired	(2,109)

Net purchase price	$68,234

The amounts above represent the preliminary fair value estimates as of September 30, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The goodwill of $45,808 arising from the Micronetics acquisition largely reflects the potential synergies and expansion of the Company’s service offerings across product segments and markets complementary to the Company’s existing products and markets. The Micronetics acquisition provides the Company with additional capability and expertise related to microwave and radio frequency technology. The acquisition is directly aligned with the Company’s strategy of expanding our capabilities, services and offerings along the sensor processing chain.

For the three months ended September 30, 2012, Micronetics’ revenue of $4,907 and net loss of $1,619 were included in the Company’s consolidated statements of operations. The Company has not furnished pro forma financial information relating to the Micronetics acquisition because such information is not material to the Company’s financial results.

D. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the three months ended September 30, 2012:

	ACS	MFS	Total
Balance at June 30, 2012	$113,471	$19,150	$132,621
Goodwill arising from the Micronetics acquisition	45,808	0	45,808
Goodwill adjustment for the KOR acquisition	(912)	0	(912)

Balance at September 30, 2012	158,367	19,150	177,517

In the three months ended September 30, 2012, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The goodwill adjustment for the KOR acquisition is the result of changes in fair value estimates derived from additional information gained during the measurement period which ends December 30, 2012.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, ACS and MFS.

E. Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
SEPTEMBER 30, 2012
Customer relationships	$43,770	$(10,186)	$33,584	6.5 years
Licensing agreements and patents	4,095	(2,521)	1,574	5.4 years
Completed technologies	5,570	(1,277)	4,293	5.3 years
Trademarks	990	(142)	848	6.0 years
Backlog	2,300	(910)	1,390	1.2 years
Non-compete agreements	500	(394)	106	5.0 years

	$57,225	$(15,430)	$41,795

JUNE 30, 2012
Customer relationships	$26,770	$(9,217)	$17,553	6.9 years
Licensing agreements and patents	4,095	(2,365)	1,730	5.4 years
Completed technologies	5,570	(1,007)	4,563	5.3 years
Trademarks	990	(95)	895	6.0 years
Backlog	800	(588)	212	2.0 years
Non-compete agreements	500	(370)	130	5.0 years

	$38,725	$(13,642)	$25,083

Estimated future amortization expense for acquired intangible assets remaining at September 30, 2012 is as follows:

Year Ending June 30,
2013	$6,929
2014	7,797
2015	7,503
2016	7,018
2017	5,537
Thereafter	7,011

Total future amortization expense	$41,795

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Micronetics acquisition. These assets are included in the Company’s gross and net carrying amounts as of September 30, 2012.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$17,000	$(419)	$16,581	6.0 years
Backlog	1,500	(222)	1,278	1.0 years

Total	$18,500	$(641)	$17,859

F. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents and restricted cash. FASB ASC 820, Fair Value Measurement and Disclosures, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2012:

	Fair Value Measurements
	September 30, 2012	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$18,049	$18,049	$—	$—
Restricted cash	3,546	3,546	—	—

Total	$21,595	$21,595	$—	$—

The carrying values of cash and cash equivalents, including U.S. Treasury bills and money market funds, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

G. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, history, product mix and possible alternative uses. Inventory was comprised of the following:

	September 30, 2012	June 30, 2012
Raw materials	$18,467	$11,246
Work in process	13,648	8,979
Finished goods	8,323	5,620

Total	$40,438	$25,845

The $14,593 increase of inventory was primarily due to inventory from the Micronetics acquisition, valued at $12,080 at the date of acquisition. There are no amounts in inventory relating to contracts having production cycles longer than one year.

H. Debt

Senior Secured Credit Facility

As of September 30, 2012, the Company had a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank that provided a $35,000 revolving line of credit (the “Revolver”), with interest payable monthly and the principal due at the February 11, 2014 maturity of the Revolver. The Company has had no borrowings under the Loan Agreement since inception and was in compliance with all covenants as of September 30, 2012.

The Company terminated the Loan Agreement on October 12, 2012, in connection with entering into a new senior unsecured revolving credit facility with a syndicate of commercial banks with KeyBank acting as administrative agent. See Note N Subsequent Events.

I. Commitments and Contingencies

LEGAL CLAIMS

The U.S. Department of Justice (“DOJ”) conducted an investigation into the conduct of certain former employees of PDI (which was acquired by the Company in connection with the acquisition of KOR Electronics on December 30, 2011) in the 2008-2009 time frame, asserting that such conduct may have constituted a violation of the Procurement Integrity Act. On August 31, 2012, the DOJ and PDI entered into a settlement agreement related to the investigation pursuant to which the DOJ released PDI and its affiliates from any civil monetary claims relating to the alleged conduct. PDI did not admit liability for the alleged conduct in the settlement. We were indemnified with respect to this matter by the former shareholders of KOR Electronics pursuant to the Company’s merger agreement with KOR dated December 30, 2011.

In addition to the foregoing, the Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s cash flows, results of operations, or financial position.

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

PURCHASE COMMITMENTS

As of September 30, 2012, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $15,004.

J. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan , as amended and restated (the “2005 Plan”), is 6,092 shares at September 30, 2012. The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 792 shares available for future grant under the 2005 Plan at September 30, 2012. Subsequent to September 30, 2012, the Company’s shareholders approved an increase of 1,500 shares.

The number of shares authorized for issuance under the 1997 Plan was 8,650 shares, of which 100 shares could be issued pursuant to restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options typically vest over periods up to four years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors determined that no further grants of stock options or other awards would be made under the 1997 Plan, and the 1997 Plan subsequently expired in June 2007. The foregoing does not affect any outstanding awards under the 1997 Plan, which remains in full force and effect in accordance with their terms.

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2012 and 2011. Shares available for future purchase under the ESPP totaled 360 at September 30, 2012.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2011	2,293	$14.35	3.88
Granted	—	—
Exercised	(72)	6.48
Cancelled	(36)	23.70

Outstanding at June 30, 2012	2,185	$14.46	2.89
Granted	271	4.75
Exercised	(24)	7.16
Cancelled	(160)	18.10

Outstanding at September 30, 2012	2,272	$13.12	3.48

On August 8, 2012, the Company completed its acquisition of Micronetics. Pursuant to the terms of the Merger Agreement, all outstanding options to acquire shares of Micronetics common stock that were vested at the closing were cancelled and the holders of such options received an amount of cash equal to the product of the total number of shares previously subject to such vested options and the excess of the merger consideration over the exercise price per share. All outstanding Micronetics stock options that were unvested at the closing were replaced by the Company. The replacement stock options granted were determined based on a conversion ratio provided in the Merger Agreement. The 271 of stock options granted in the table above reflect the replacement of the unvested Micronetics stock options as of August 8, 2012.

STOCK OPTION ASSUMPTIONS

The following table sets forth the weighted-average key fair value results and assumptions for stock options granted during the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Weighted-average fair value of options granted	$3.80	$—	(*)
Option life(1)	4.5 years	—	(*)
Risk-free interest rate(2)	0.7%	—	(*)
Stock volatility(3)	58%	—	(*)
Dividend rate	0%	—	(*)

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.
(*)	No stock options were granted by the Company during the three months ended September 30, 2011.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2011:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	1,187	$11.23
Granted	585	14.30
Vested	(409)	10.62
Forfeited	(88)	13.14

Outstanding at June 30, 2012	1,275	$12.71
Granted	1,215	9.54
Vested	(289)	11.59
Forfeited	(71)	11.39

Outstanding at September 30, 2012	2,130	$11.10

STOCK-BASED COMPENSATION EXPENSE

The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2012 and 2011 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Three Months Ended September 30,
	2012	2011
Cost of revenues	$131	$88
Selling, general and administrative	1,903	1,675
Research and development	311	277

Stock-based compensation expense before tax	2,345	2,040
Income taxes	(853)	(719)

Net compensation expense	$1,492	$1,321

K. Operating Segment, Geographic Information and Significant Customers

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company is presently organized in two operating segments. These reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Advanced Computing Solutions: this operating segment is focused on specialized, high-performance embedded, real-time digital signal and image processing solutions that encompass signal acquisition, including microwave front-end, digitalization, digital signal processing, exploitation processing, high capacity digital storage and communications, targeted to key market segments, including defense, communications and other commercial applications. With the addition of KOR, the ACS segment also designs and develops Digital Radio Frequency Memory (DRFM) units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications.

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

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies.” Beginning with the three months ended March 31, 2012, the profitability measure employed by the Company and its chief operating decision maker (“CODM”) as the basis for allocating resources to segments and assessing segment performance is adjusted EBITDA. The Company believes the adjusted EBITDA financial measure assists in providing an enhanced understanding of its underlying operational measures to manage its business, to evaluate its performance compared to prior periods and the marketplace, and to establish operational goals. The Company believes that adjusted EBITDA provides an additional basis for decision making and assessing segment performance than income (loss) from operations prior to stock compensation expense which was used prior to March 31, 2012.

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

	ACS	MFS	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2012
Net revenues to unaffiliated customers	$37,808	$9,916	$1,704	$49,428
Intersegment revenues	4,908	8	(4,916)	—

Net revenues	$42,716	$9,924	$(3,212)	$49,428

Adjusted EBITDA	$(438)	$1,452	$624	$1,638
THREE MONTHS ENDED SEPTEMBER 30, 2011
Net revenues to unaffiliated customers	$45,397	$4,171	$(446)	$49,122
Intersegment revenues	1,932	—	(1,932)	—

Net revenues	$47,329	$4,171	$(2,378)	$49,122

Adjusted EBITDA	$8,155	$508	$66	$8,729

The following table reconciles the Company’s net income, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2012	2011
(Loss) income from continuing operations	$(7,200)	$2,653
Interest expense, net	6	3
Income tax (benefit) expense	(3,651)	1,314
Depreciation	2,211	1,855
Amortization of acquired intangible assets	1,788	816
Restructuring and other charges	4,984	—
Acquisition costs and other related expenses	230	25
Fair value adjustments from purchase accounting	925	23
Stock-based compensation expense	2,345	2,040

Adjusted EBITDA	$1,638	$8,729

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2012
Net revenues to unaffiliated customers	$47,635	$345	$1,448	$—	$49,428
Inter-geographic revenues	1,177	49	26	(1,252)	—

Net revenues	$48,812	$394	$1,474	$(1,252)	$49,428

THREE MONTHS ENDED SEPTEMBER 30, 2011
Net revenues to unaffiliated customers	$46,877	$792	$1,453	$—	$49,122
Inter-geographic revenues	2,182	257	20	(2,459)	—

Net revenues	$49,059	$1,049	$1,473	$(2,459)	$49,122

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2012	$19,707	$29	$2	$—	$19,738
June 30, 2012	$15,895	$32	$2	$—	$15,929

Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2012	2011
Sierra Nevada Corporation	14%	*
Raytheon Company	12%	21%
Northrop Grumman Corporation	12%	18%

	38%	39%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

Although the Company typically has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the three months ended September 30, 2012, the Gorgon Stare program individually comprised 14% of the Company’s revenues. For the three month period ended September 30, 2011, only the Joint Strike Fighter program at 16% comprised 10% or more of the Company’s revenues.

L. Income Taxes

The Company recorded a tax benefit of $3,651 and tax expense of $1,314 for the three months ended September 30, 2012 and 2011, respectively, on a loss from continuing operations before taxes of $10,851 and income from continuing operations of $3,967 for the three months ended September 30, 2012 and 2011, respectively. Income tax benefit for the three months ended September 30, 2012 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction, state taxes and stock compensation. Income tax expense for the three months ended September 30, 2011 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction and research and development tax credits.

No material changes in the Company’s unrecognized tax positions occurred during the three months ended September 30, 2012. The Company does not expect there to be any material changes in its reserves for unrecognized tax benefits within the next 12 months.

M. Restructuring Plan

In the first quarter of fiscal 2013, the Company announced a restructuring plan (“2013 Plan”) affecting the ACS business segment. The 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for sequestration. The 2013 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 142 positions largely in engineering, manufacturing and administrative functions. Restructuring expense of $4,984 was recognized for the three months ended September 30, 2012.

In the fourth quarter of fiscal 2012, the Company announced a restructuring plan (“2012 Plan”) affecting both the ACS and MFS business segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at the Company’s Huntsville, Alabama site. Future restructuring expenses of approximately $647 associated with the 2012 Plan are expected in fiscal 2013 as the Company starts transitioning the manufacturing activities formerly conducted at the Huntsville, Alabama facility. This restructuring expense will affect the ACS business segment.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by business segment for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
ACS restructuring charges	$2,406	$306	$2,712
MFS restructuring charges	109	—	109

Total provision	2,515	306	2,821
Cash paid	(2)	(121)	(123)

Restructuring liability at June 30, 2012	$2,513	$185	$2,698
ACS restructuring charges	5,203	—	5,203
MFS restructuring charges	—	—	—

Total provision	5,203	—	5,203
Cash paid	(1,756)	(90)	(1,846)
Reversals	(219)	—	(219)

Restructuring liability at September 30, 2012	$5,741	$95	$5,836

N. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

On October 12, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200.0 million senior unsecured revolving line of credit (the “Revolver”). The Company can borrow up to $200.0 million subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.

The Credit Agreement has an accordion feature permitting the Company to request from the lenders an increase in the aggregate amount of the credit facility in the form of an incremental revolver or term loan in an amount not to exceed $50.0 million. Any such increase would require only the consent of the lenders increasing their respective commitments under the credit facility.

The interest rates applicable to borrowings under the Credit Agreement involve various rate options that are available to the Company. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on the Company’s leverage at the time of borrowing.

Borrowings under the Credit Agreement are senior unsecured loans. Each of the Company’s domestic subsidiaries is a guarantor under the Credit Agreement.

The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; the Company is in compliance with a maximum leverage ratio of 3.25x and a minimum interest coverage ratio of 3.0x, in each case, after giving pro forma effect to the applicable acquisition. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.

The Company has not borrowed under the Credit Agreement to date.

In connection with entering into the Credit Agreement, on October 12, 2012, the Company terminated its Loan and Security Agreement with Silicon Valley Bank dated February 12, 2010, as amended on March 30, 2011 (the “Loan Agreement”). The Loan Agreement provided for a $35.0 million revolving line of credit. The Company terminated the Loan Agreement early without penalty. Silicon Valley Bank released its security interests in the Company’s assets in connection with the termination of the Loan Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “believe,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financials trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and the timing of such funding, including the potential for a continuing resolution for the defense budget, the potential for defense budget sequestration, and the budget uncertainty related to the Presidential election, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or divestitures or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

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

As of September 30, 2012, we had 810 employees. Our revenue, net loss and adjusted EBITDA for the three month period ended September 30, 2012 were $49.4 million, ($7.2) million and $1.6 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our adjusted EBITDA to net loss from operations.

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

With the acquisition of Micronetics, Inc. (“Micronetics”) in August 2012, we added a leading designer and manufacturer of microwave and RF subsystems and components for defense and commercial customers. The acquisition was directly aligned with our strategy of expanding our capabilities, services and offerings along the sensor processing chain.

For the three months ended September 30, 2012, ACS accounted for 80% of our total net revenues.

Mercury Federal Systems, or MFS. This business segment is focused on services and support work with the DoD and federal intelligence and homeland security agencies, including designing, engineering, and deploying new ISR capabilities to address present and emerging threats to U.S. forces. With the addition of Paragon Dynamics, Inc. (“PDI”) in December 2011, our MFS segment also provides sophisticated analysis and exploitation, multi-sensor data fusion and enrichment, and data processing services for the U.S. intelligence community. MFS is part of our long-term strategy to expand our software and services presence and pursue growth within the intelligence community. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR applications on an accelerated time cycle. This business segment enables us to combine classified intellectual property with the commercially developed application-ready sub-systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. For the three months ended September 30, 2012, MFS accounted for 20% of our total net revenues.

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

RESULTS OF OPERATIONS:

The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	September 30, 2012	As a % of Total Net Revenue	September 30, 2011	As a % of Total Net Revenue
Net revenues	$49,428	100.0%	$49,122	100.0%
Cost of revenues	29,038	58.7	19,206	39.1

Gross margin	20,390	41.3	29,916	60.9
Operating expenses:
Selling, general and administrative	14,533	29.4	13,645	27.8
Research and development	10,039	20.3	11,865	24.1
Amortization of acquired intangible assets	1,788	3.6	816	1.6
Restructuring and other charges	4,984	10.1	—	—
Acquisition costs and other related expenses	230	0.5	25	0.1

Total operating expenses	31,574	63.9	26,351	53.6

(Loss) income from operations	(11,184)	(22.6)	3,565	7.3
Other income, net	333	0.6	402	0.8

(Loss) income from operations before income tax	(10,851)	(22.0)	3,967	8.1
Tax (benefit) provision	(3,651)	(7.4)	1,314	2.7

Net (loss) income	$(7,200)	(14.6)%	$2,653	5.4%

REVENUES

(In thousands)	September 30, 2012	September 30, 2011	$ Change	% Change
ACS	$37,808	$45,397	$(7,589)	(17)%
MFS	9,916	4,171	5,745	138%
Eliminations	1,704	(446)	2,150	482%

Total revenues	$49,428	$49,122	$306	1%

Total revenues increased $0.3 million, or 1%, to $49.4 million during the three months ended September 30, 2012 as compared to the comparable period in fiscal 2012. International revenues represented approximately 4% and 5% of total revenues during the three months ended September 30, 2012 and 2011, respectively.

Net ACS revenues decreased $7.6 million, or 17%, during the three months ended September 30, 2012 as compared to the same period in fiscal 2012. This decrease was primarily driven by lower defense sales of $8.4 million which were slightly offset by a $0.8 million increase in commercial sales. Excluding the addition of KOR and Micronetics, defense revenues for the three months ended September 30, 2012 declined $17.7 million as a result of lower revenues in two particular programs year over year and a general slowdown in funding due to current constraints on U.S. defense spending and uncertainties surrounding the future defense budget.

Net MFS revenues increased $5.7 million during the three months ended September 30, 2012 as compared to the same period in fiscal 2012. This increase was primarily driven by higher revenues from a wide area persistent surveillance contract and revenues contributed by PDI.

Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 41.3% for the three months ended September 30, 2012, a change of 19.6% from the 60.9% gross margin achieved during the same period in fiscal 2012. The decrease in gross margin was primarily due to a shift in program revenue mix and as a result of our acquisitions of KOR, PDI, and Micronetics during the past year which realize lower gross margins, coupled with a revenue decline in our higher margin core ACS digital computing business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $0.9 million, or 7%, to $14.5 million during the three months ended September 30, 2012, compared to $13.6 million during the comparable period in fiscal 2012. The increase was primarily due to a $0.8 million increase in employee compensation expense, including stock based compensation, primarily as a result of the KOR, PDI and Micronetics acquisitions. Selling, general and administrative expenses increased as a percentage of revenues to 29.4% during the three months ended September 30, 2012 from 27.8% during the same period in fiscal 2012.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $1.8 million, or 15%, to $10.0 million during the three months ended September 30, 2012, compared to $11.9 million during the comparable period in fiscal 2012. The decrease was primarily due to cost reduction initiatives as a result of our fiscal 2012 restructuring, including a $0.6 million decrease in employee compensation expense, including stock-based compensation, a $0.6 million decrease in costs of prototype and development materials, and $0.7 million in higher resource allocations to customer funded projects. These decreases were partially offset by the inclusion of KOR, PDI, and Micronetics.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased $1.0 million, to $1.8 million for the three months ended September 30, 2012 as compared to $0.8 million during the comparable period in fiscal 2012, primarily due to amortization of intangible assets from the KOR, PDI and Micronetics acquisitions completed after the first quarter of fiscal 2012.

RESTRUCTURING EXPENSE

There was $5.0 million of restructuring expense recorded during the three months ended September 30, 2012. The restructuring plan implemented in the first quarter of fiscal 2013 consisted of involuntary separation costs related to the reduction in force which eliminated 35 positions at Micronetics and 107 positions primarily from our corporate headquarters located in Chelmsford, Massachusetts. These 142 positions were largely from our engineering, administrative and manufacturing functions. The 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for sequestration. We expect to realize approximately $20.0 million in annualized savings from these cost reduction activities.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred $0.2 million of acquisition costs and other related expenses during the three months ended September 30, 2012, in connection with the acquisition of Micronetics.

OTHER NET INCOME

Other net income decreased $0.1 million, or 17%, to $0.3 million during the three months ended September 30, 2012, as compared to the same period in fiscal 2012. Other income consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. Interest income and interest expense were deminimis.

INCOME TAXES

We recorded an income tax benefit of $3.7 million during the three months ended September 30, 2012 reflecting a 33.5% effective tax rate as compared to a $1.3 million income tax provision, reflecting a 34.1% effective tax rate for the same period in fiscal 2012. Our effective tax rate for the three months ended September 30, 2012 differed from the federal statutory tax rate of 35% primarily due to the impact of a Section 199 manufacturing deduction, state taxes and stock compensation. Our effective tax rate for the three months ended September 30, 2011 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction and research and development tax credits.

SEGMENT OPERATING RESULTS

Adjusted EBITDA, the profitability measure for our segment reporting, for ACS decreased $8.6 million during the three months ended September 30, 2012 to $(0.4) million as compared to $8.2 million for the same period in fiscal 2012. The decrease in adjusted EBITDA is primarily driven by lower revenues of $7.6 million coupled with lower margins driven by a shift in program mix.

Adjusted EBITDA for the MFS segment increased $1.0 million during the three months ended September 30, 2012 to $1.5 million as compared to $0.5 million for the same period in fiscal 2012. The increase in adjusted EBITDA was primarily due to a $5.7 million increase in revenues.

See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity came from existing cash. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Senior Unsecured Credit Facility

On October 12, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200.0 million senior unsecured revolving line of credit (the “Revolver”). We can borrow up to $200.0 million subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.

The Credit Agreement has an accordion feature permitting us to request from the lenders an increase in the aggregate amount of the credit facility in the form of an incremental revolver or term loan in an amount not to exceed $50.0 million. Any such increase would require only the consent of the lenders increasing their respective commitments under the credit facility.

The interest rates applicable to borrowings under the Credit Agreement involve various rate options that are available to us. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on our leverage at the time of borrowing.

Borrowings under the Credit Agreement are senior unsecured loans. Each of our domestic subsidiaries is a guarantor under the Credit Agreement.

The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, on a consolidated basis for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; we are in compliance with a maximum leverage ratio of 3.25x and a minimum interest coverage ratio of 3.0x, in each case, after giving pro forma effect to the applicable acquisition. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default. We have not borrowed under the Credit Agreement to date.

Senior Secured Credit Facility

On September 30, 2012, we had a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank that provided a $35 million revolving line of credit (the “Revolver”), with interest payable monthly and the principal due at the February 11, 2014 maturity of the Revolver. We had no borrowings under the Loan Agreement since inception and were in compliance with all covenants as of September 30, 2012.

Shelf Registration Statement

On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.

CASH FLOWS

	As of and for the period ended September 30,
(In thousands)	2012	2011
Net cash (used in) provided by operating activities	$(9,949)	$4,216
Net cash used in investing activities	$(68,966)	$(1,666)
Net cash (used in) provided by financing activities	$(6,479)	$406
Net (decrease) increase in cash and cash equivalents	$(85,396)	$2,987
Cash and cash equivalents at end of period	$30,568	$165,862

Our cash and cash equivalents decreased by $85.4 million from June 30, 2012 to September 30, 2012, primarily as a result of the $67.7 million payment, net of cash acquired, to acquire Micronetics, $6.6 million payment to repay debt held by Micronetics immediately prior to its acquisition by us, and $9.9 million cash out flow from operating activities.

Operating Activities

During the three months ended September 30, 2012, we used $9.9 million in cash for operating activities compared to $4.2 million in cash generated from operating activities during the same period in fiscal 2012. The $14.2 million increase in cash used in operating activities was primarily a result of lower comparable net income of $9.9 million and a $4.8 million smaller reduction in the change in receivables. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate of collection of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the three months ended September 30, 2012, we used cash of $69.0 million in investing activities compared to $1.7 million used by investing activities during the same period in fiscal 2012. The $67.3 million increase in cash used in investing activities was primarily driven by the $67.7 million used to purchase Micronetics on August 8, 2012.

Financing Activities

During the three months ended September 30, 2012, we used $6.5 million in financing activities compared to $0.4 million generated from financing activities during the same period in fiscal 2012. The $6.9 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2012:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$15,004	$15,004	$—	$—	$—
Operating leases	15,107	4,563	6,359	4,185	—
Capital lease obligations	40	40	—	—	—

	$30,151	$19,607	$6,359	$4,185	$—

We have a liability at September 30, 2012 of $2.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $15.0 million at September 30, 2012.

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

Adjusted EBITDA, the profitability measure for our segment reporting, is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2012	2011
(Loss) income from continuing operations	$(7,200)	$2,653
Interest expense, net	6	3
Income tax (benefit) expense	(3,651)	1,314
Depreciation	2,211	1,855
Amortization of acquired intangible assets	1,788	816
Restructuring and other charges	4,984	—
Acquisition costs and other related expenses	230	25
Fair value adjustments from purchase accounting	925	23
Stock-based compensation expense	2,345	2,040

Adjusted EBITDA	$1,638	$8,729

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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended September 30,
(In thousands)	2012	2011
Cash (used in) provided by operating activities	$(9,949)	$4,216
Purchases of property and equipment	(980)	(1,646)

Free cash flow	$(10,929)	$2,570

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2012 to September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The U.S. Department of Justice (“DOJ”) conducted an investigation into the conduct of certain former employees of PDI (which was acquired by the Company in connection with the acquisition of KOR Electronics on December 30, 2011) in the 2008-2009 time frame, asserting that such conduct may have constituted a violation of the Procurement Integrity Act. On August 31, 2012, the DOJ and PDI entered into a settlement agreement related to the investigation pursuant to which the DOJ released PDI and its affiliates from any civil monetary claims relating to the alleged conduct. PDI did not admit liability for the alleged conduct in the settlement. We were indemnified with respect to this matter by the former shareholders of KOR Electronics pursuant to the Company’s merger agreement with KOR dated December 30, 2011.

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

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no material changes from the factors disclosed in our 2012 Annual Report on Form 10-K filed on August 22, 2012, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Credit Agreement dated as of October 12, 2012 among Mercury Computer Systems, Inc., the lenders from time to time party thereto, KeyBank National Association, as the administrative agent, swing line lender, a letter of credit issuer and as joint lead arranger and joint bookrunner, TD Bank, N.A., as joint lead arranger, joint bookrunner and co-syndiation agent, U.S. Bank National Association, as joint lead arranger, joint bookrunner and co-syndiation agent and Sovereign Bank, N.A., as documentation agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 17, 2012)

10.2	Mercury Computer Systems, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to Mercury Computer Systems, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on August 31, 2012)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MERCURY COMPUTER SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 5, 2012.

MERCURY COMPUTER SYSTEMS, INC.

By:	/s/ KEVIN M. BISSON
Kevin M. Bisson Senior Vice President, Chief Financial Officer, and Treasurer