Form 10-Q
period 2012-12-31
MERCURY SYSTEMS INC
filed 2013-02-08
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23599

MERCURY SYSTEMS, INC.

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

Shares of Common Stock outstanding as of January 31, 2013: 32,288,527 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$33,900	$115,964
Accounts receivable, net of allowance for doubtful accounts of $32 and $5 at December 31, 2012 and June 30, 2012, respectively	35,275	38,532
Unbilled receivables and costs in excess of billings	12,567	10,918
Inventory	40,783	25,845
Deferred income taxes	13,194	7,653
Prepaid income taxes	2,617	2,585
Prepaid expenses and other current assets	5,444	6,206

Total current assets	143,780	207,703
Restricted cash	658	3,281
Property and equipment, net	18,261	15,929
Goodwill	178,429	132,621
Intangible assets, net	39,565	25,083
Other non-current assets	1,446	989

Total assets	$382,139	$385,606

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,875	$9,002
Accrued expenses	9,822	9,895
Accrued compensation	10,558	13,190
Deferred revenues and customer advances	6,007	4,855

Total current liabilities	35,262	36,942
Deferred gain on sale-leaseback	3,821	4,399
Deferred income taxes	12,768	7,197
Income taxes payable	2,597	2,597
Other non-current liabilities	1,608	1,367

Total liabilities	56,056	52,502
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 30,181,112 and 29,729,065 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	302	297
Additional paid-in capital	227,827	222,769
Retained earnings	96,748	108,732
Accumulated other comprehensive income	1,206	1,306

Total shareholders’ equity	326,083	333,104

Total liabilities and shareholders’ equity	$382,139	$385,606

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues	$49,804	$67,959	$99,232	$117,081
Cost of revenues	32,232	27,046	61,270	46,252

Gross margin	17,572	40,913	37,962	70,829
Operating expenses:
Selling, general and administrative	14,574	14,419	29,107	28,064
Research and development	7,588	11,724	17,627	23,589
Amortization of intangible assets	2,230	692	4,018	1,508
Restructuring and other charges	217	—	5,201	—
Acquisition costs and other related expenses	42	593	272	618

Total operating expenses	24,651	27,428	56,225	53,779

(Loss) income from operations	(7,079)	13,485	(18,263)	17,050
Interest income	2	3	4	9
Interest expense	(15)	(9)	(23)	(18)
Other income, net	116	394	455	799

(Loss) income from operations before income taxes	(6,976)	13,873	(17,827)	17,840
Tax (benefit) provision	(2,192)	4,828	(5,843)	6,142

Net (loss) income	$(4,784)	$9,045	$(11,984)	$11,698

Basic net (loss) earnings per share:	$(0.16)	$0.31	$(0.40)	$0.40

Diluted net (loss) earnings per share:	$(0.16)	$0.30	$(0.40)	$0.39

Weighted-average shares outstanding:
Basic	30,107	29,457	29,995	29,367

Diluted	30,107	29,969	29,995	30,001

Comprehensive (loss) income:
Net (loss) income	$(4,784)	$9,045	$(11,984)	$11,698
Foreign currency translation adjustments	(132)	(20)	(100)	38

Total comprehensive (loss) income	$(4,916)	$9,025	$(12,084)	$11,736

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(11,984)	$11,698
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	8,420	5,268
Stock-based compensation expense	4,359	3,852
Benefit for deferred income taxes	(5,890)	(716)
Excess tax benefit from stock-based compensation	(9)	(412)
Other non-cash items	(275)	(358)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable, unbilled receivable, and cost in excess of billings	5,110	1,162
Inventory	(2,847)	(4,184)
Prepaid income taxes	804	705
Prepaid expenses and other current assets	1,230	121
Other non-current assets	566	696
Accounts payable and accrued expenses	(9,689)	(5,693)
Deferred revenues and customer advances	822	1,970
Income taxes payable	486	1,778
Other non-current liabilities	507	(643)

Net cash (used in) provided by operating activities	(8,390)	15,244

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(67,721)	(70,370)
Purchases of property and equipment	(1,726)	(3,571)
Payments for acquired intangible assets	—	(20)
Increase in other investing activities	(377)	(281)

Net cash used in investing activities	(69,824)	(74,242)

Cash flows from financing activities:
Proceeds from employee stock plans	670	785
Excess tax benefits from stock-based compensation	9	412
Payments of deferred financing and offering costs	(774)	(30)
Payments of acquired debt	(6,575)	—
Decrease in restricted cash	3,000	—
Payments of capital lease obligations	(268)	(102)

Net cash (used in) provided by financing activities	(3,938)	1,065

Effect of exchange rate changes on cash and cash equivalents	88	13

Net decrease in cash and cash equivalents	(82,064)	(57,920)
Cash and cash equivalents at beginning of period	115,964	162,875

Cash and cash equivalents at end of period	$33,900	$104,955

Cash paid (received) during the period for:
Interest	$23	$18

Income taxes	$(1,308)	$4,510

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$12,324	$6,201

Unvested stock options assumed from Micronetics	$513	$—

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

A. Description of Business

Mercury Systems, Inc. (formerly Mercury Computer Systems, Inc.) (the “Company” or “Mercury”) is a best of breed provider of commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. The Company’s solutions play a critical role in a wide range of applications, processing and transforming streaming real-time data to information for storage, analysis and interpretation. The Company’s goal is to grow and build on its position as a critical component of the defense and intelligence industrial base and be the leading provider of open and affordable sensor processing subsystems for intelligence, surveillance and reconnaissance (“ISR”), electronic warfare (“EW”), and Big Data applications. In military reconnaissance and surveillance platforms, the Company’s sub-systems receive, process, and store real-time radar, video, sonar and signals intelligence data. The Company provides radio frequency (“RF”) and microwave products for enhanced signal acquisitions and communications in military and commercial applications. Additionally, Mercury Federal Systems, focuses on direct and indirect contracts supporting the defense, intelligence, and homeland security agencies. The Company has growing capabilities in the area of Big Data processing, analytics and analysis in support of both the U.S. Department of Defense (“DoD”) and to the intelligence community as they enhance their ability to acquire, process and exploit large amounts of data for both real-time analytics and “forensic” analysis.

The Company’s products and solutions address mission-critical requirements within the defense industry for C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare systems and services, and target several markets including maritime defense, airborne reconnaissance, ballistic missile defense, ground mobile and force protection systems and tactical communications and network systems. The Company’s products and solutions have been deployed in more than 300 different programs with over 25 different prime defense contractors. The Company delivers commercially developed technology and solutions that are based on open system architectures and widely adopted industry standards, and supports all of this with services and support capabilities.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2012 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 22, 2012. The results for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

REVENUE RECOGNITION

The Company relies upon FASB ASC 605, Revenue Recognition to account for its revenue transactions. Revenue from sales are recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

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

The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 33% and 31% of total revenues in the three and six months ended December 31, 2012, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 55% and 51% of total revenues in the three and six months ended December 31, 2011, respectively.

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

WEIGHTED-AVERAGE SHARES

Weighted-average shares were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Basic weighted-average shares outstanding	30,107	29,457	29,995	29,367
Effect of dilutive equity instruments	—	512	—	634

Diluted weighted-average shares outstanding	30,107	29,969	29,995	30,001

Equity instruments to purchase 4,301 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2012, because the equity instruments were anti-dilutive. Equity instruments to purchase 1,500 and 925 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2011, respectively, because the equity instruments were anti-dilutive.

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

The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of Micronetics:

Amounts
Consideration transferred
Cash paid to shareholders and to settle vested options	$69,830
Value allocated to unvested options	513
Less cash acquired	(2,109)

Net purchase price	$68,234

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,109
Accounts receivable	3,592
Inventory	12,080
Fixed assets	5,301
Other current and non-current assets	2,893
Accounts payable and accrued expenses	(6,014)
Long-term debt	(6,575)
Deferred taxes	(8,052)

Estimated fair value of net tangible assets acquired	5,334
Estimated fair value of identifiable intangible assets	18,500
Estimated fair value of goodwill	46,509

Estimated fair value of assets acquired	$70,343
Less cash acquired	(2,109)

Net purchase price	$68,234

The amounts above represent the preliminary fair value estimates as of December 31, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period ending August 7, 2013 and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The goodwill of $46,509 arising from the Micronetics acquisition largely reflects the potential synergies and expansion of the Company’s service offerings across product segments and markets complementary to the Company’s existing products and markets. The Micronetics acquisition provides the Company with additional capability and expertise related to microwave and radio frequency technology. The acquisition is directly aligned with the Company’s strategy of expanding its capabilities, services and offerings along the sensor processing chain.

For the three and six months ended December 31, 2012, Micronetics’ revenue of $9,499 and $14,406, respectively, and net loss of $2,894 and $4,513, respectively, were included in the Company’s consolidated statements of operations. The Company has not furnished pro forma financial information relating to the Micronetics acquisition because such information is not material to the Company’s financial results.

D. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the six months ended December 31, 2012:

	ACS	MFS	Total
Balance at June 30, 2012	$113,471	$19,150	$132,621
Goodwill arising from the Micronetics acquisition	46,509	—	46,509
Goodwill adjustment for the KOR acquisition	(701)	—	(701)

Balance at December 31, 2012	$159,279	$19,150	$178,429

In the six months ended December 31, 2012, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The goodwill adjustment for the KOR acquisition is the result of changes in fair value estimates derived from additional information obtained during the measurement period which ended December 30, 2012.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, ACS and MFS.

E. Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
DECEMBER 31, 2012
Customer relationships	$43,770	$(11,444)	$32,326	6.5 years
Licensing agreements and patents	4,095	(2,678)	1,417	5.4 years
Completed technologies	5,570	(1,546)	4,024	5.3 years
Trademarks	990	(190)	800	6.0 years
Backlog	2,300	(1,385)	915	1.3 years
Non-compete agreements	500	(417)	83	5.0 years

	$57,225	$(17,660)	$39,565

JUNE 30, 2012
Customer relationships	$26,770	$(9,217)	$17,553	6.9 years
Licensing agreements and patents	4,095	(2,365)	1,730	5.4 years
Completed technologies	5,570	(1,007)	4,563	5.3 years
Trademarks	990	(95)	895	6.0 years
Backlog	800	(588)	212	2.0 years
Non-compete agreements	500	(370)	130	5.0 years

	$38,725	$(13,642)	$25,083

Estimated future amortization expense for acquired intangible assets remaining at December 31, 2012 is as follows:

Year Ending June 30,
2013	$4,699
2014	7,797
2015	7,503
2016	7,018
2017	5,537
Thereafter	7,011

Total future amortization expense	$39,565

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Micronetics acquisition. These assets are included in the Company’s gross and net carrying amounts as of December 31, 2012.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$17,000	$(1,127)	$15,873	6.0 years
Backlog	1,500	(597)	903	1.0 years

Total	$18,500	$(1,724)	$16,776

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at December 31, 2012:

	Fair Value Measurements
	December 31, 2012	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$22,051	$22,051	$—	$—
Restricted cash	658	658	—	—

Total	$22,709	$22,709	$—	$—

The carrying values of cash and cash equivalents, including all U.S. Treasury bills and money market funds, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

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

	December 31, 2012	June 30, 2012
Raw materials	$16,431	$11,246
Work in process	14,128	8,979
Finished goods	10,224	5,620

Total	$40,783	$25,845

The $14,938 increase of inventory was primarily due to inventory from the Micronetics acquisition, valued at $12,080 at the date of acquisition. There are no amounts in inventory relating to contracts having production cycles longer than one year.

H. Debt

Senior Unsecured Credit Facility

On October 12, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200,000 senior unsecured revolving line of credit (the “Revolver”). The Company can borrow up to $200,000 based on consolidated EBITDA for the four quarters ended December 31, 2012 and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.

The Credit Agreement has an accordion feature permitting the Company to request from the lenders an increase in the aggregate amount of the credit facility in the form of an incremental revolver or term loan in an amount not to exceed $50,000. Any such increase would require only the consent of the lenders increasing their respective commitments under the credit facility.

The interest rates applicable to borrowings under the Credit Agreement involve various rate options that are available to the Company. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates or prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on the Company’s leverage at the time of borrowing.

Borrowings under the Credit Agreement are senior unsecured loans. Each of the Company’s domestic subsidiaries is a guarantor under the Credit Agreement.

The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; as of December 31, 2012, the Company is in compliance with a maximum leverage ratio of 3.25x and a minimum interest coverage ratio of 3.0x, in each case, after giving pro forma effect to the applicable acquisition. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.

As of December 31, 2012, there was $77,000 of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $3,000. The Company was in compliance with all covenants and conditions under the Credit Agreement.

Senior Secured Credit Facility

In connection with entering into the Credit Agreement, on October 12, 2012, the Company terminated its Loan and Security Agreement with Silicon Valley Bank dated February 12, 2010, as amended on March 30, 2011 (the “Loan Agreement”). The Loan Agreement provided for a $35,000 revolving line of credit. The Company terminated the Loan Agreement early without penalty. Silicon Valley Bank released its security interests in the Company’s assets in connection with the termination of the Loan Agreement.

I. Commitments and Contingencies

LEGAL CLAIMS

The U.S. Department of Justice (“DOJ”) conducted an investigation into the conduct of certain former employees of Paragon Dynamics, Inc. (“PDI”) (which was acquired by the Company in connection with the acquisition of KOR Electronics on December 30, 2011) in the 2008-2009 time frame, asserting, among other things, that such conduct may have constituted a violation of the Procurement Integrity Act. On August 31, 2012, the DOJ and PDI entered into a settlement agreement related to the investigation pursuant to which the DOJ released PDI and its affiliates from any civil monetary claims relating to the alleged conduct. PDI did not admit liability for the alleged conduct in the settlement. We were indemnified with respect to this matter by the former shareholders of KOR Electronics pursuant to the Company’s merger agreement with KOR dated December 30, 2011.

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

PURCHASE COMMITMENTS

As of December 31, 2012, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $12,608.

J. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 7,764 shares at December 31, 2012. On October 17, 2012, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2005 plan to 7,592 shares, an increase of 1,500 shares. The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,223 shares available for future grant under the 2005 Plan at December 31, 2012.

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

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 52 and 58 shares issued under the ESPP during the six months ended December 31, 2012 and 2011. Shares available for future purchase under the ESPP totaled 307 at December 31, 2012.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2011	2,293	$14.35	3.88
Granted	—	—
Exercised	(72)	6.48
Cancelled	(36)	23.70

Outstanding at June 30, 2012	2,185	$14.46	2.89
Granted	271	4.75
Exercised	(40)	6.65
Cancelled	(232)	15.98

Outstanding at December 31, 2012	2,184	$13.23	3.04

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

STOCK OPTION ASSUMPTIONS

The following table sets forth the weighted-average key fair value results and assumptions for stock options granted during the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012	2011
Weighted-average fair value of options granted	—	(*)	—	(*)	3.80	—	(*)
Option life(1)	—	(*)	—	(*)	4.5 years	—	(*)
Risk-free interest rate(2)	—	(*)	—	(*)	0.7%	—	(*)
Stock volatility(3)	—	(*)	—	(*)	58%	—	(*)
Dividend rate	—	(*)	—	(*)	0%	—	(*)

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.
(*)	No stock options were granted by the Company during these periods.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2011:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	1,187	$11.23
Granted	585	14.30
Vested	(409)	10.62
Forfeited	(88)	13.14

Outstanding at June 30, 2012	1,275	$12.71
Granted	1,297	9.50
Vested	(360)	11.57
Forfeited	(95)	11.28

Outstanding at December 31, 2012	2,117	$11.00

STOCK-BASED COMPENSATION EXPENSE

The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2012 and 2011 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of revenues	$99	$70	$230	$158
Selling, general and administrative	1,706	1,573	3,609	3,248
Research and development	205	169	520	446

Share-based compensation expense before tax	2,010	1,812	4,359	3,852
Income taxes	(752)	(664)	(1,605)	(1,383)

Net compensation expense	$1,258	$1,148	$2,754	$2,469

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

	ACS	MFS	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2012
Net revenues to unaffiliated customers	$43,453	$7,862	$(1,511)	$49,804
Intersegment revenues	3,239	4	(3,243)	—

Net revenues	$46,692	$7,866	$(4,754)	$49,804

Adjusted EBITDA	$2,376	$(727)	$(650)	$999
THREE MONTHS ENDED DECEMBER 31, 2011
Net revenues to unaffiliated customers	$64,062	$5,191	$(1,294)	$67,959
Intersegment revenues	1,996	—	(1,996)	—

Net revenues	$66,058	$5,191	$(3,290)	$67,959

Adjusted EBITDA	$18,097	$1,065	$(325)	$18,837
SIX MONTHS ENDED DECEMBER 31, 2012
Net revenues to unaffiliated customers	$81,261	$17,778	$193	$99,232
Intersegment revenues	8,147	12	(8,159)	—

Net revenues	$89,408	$17,790	$(7,966)	$99,232

Adjusted EBITDA	$1,942	$726	$(27)	$2,641
SIX MONTHS ENDED DECEMBER 31, 2011
Net revenues to unaffiliated customers	$109,458	$9,363	$(1,740)	$117,081
Intersegment revenues	3,929	—	(3,929)	—

Net revenues	$113,387	$9,363	$(5,669)	$117,081

Adjusted EBITDA	$26,251	$1,573	$(259)	$27,565

The following table reconciles the Company’s net income, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Net (loss) income	$(4,784)	$9,045	$(11,984)	$11,698
Interest expense, net	13	6	19	9
Tax (benefit) provision	(2,192)	4,828	(5,843)	6,142
Depreciation	2,191	1,905	4,402	3,760
Amortization of intangible assets	2,230	692	4,018	1,508
Restructuring and other charges	217	—	5,201	—
Acquisition costs and other related expenses	42	593	272	618
Fair value adjustments from purchase accounting	1,272	(44)	2,197	(22)
Stock-based compensation expense	2,010	1,812	4,359	3,852

Adjusted EBITDA	$999	$18,837	$2,641	$27,565

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2012
Net revenues to unaffiliated customers	$45,953	$1,084	$2,767	$—	$49,804
Inter-geographic revenues	2,749	138	19	(2,906)	—

Net revenues	$48,702	$1,222	$2,786	$(2,906)	$49,804

THREE MONTHS ENDED DECEMBER 31, 2011
Net revenues to unaffiliated customers	$66,458	$349	$1,152	$—	$67,959
Inter-geographic revenues	762	178	11	(951)	—

Net revenues	$67,220	$527	$1,163	$(951)	$67,959
SIX MONTHS ENDED DECEMBER 31, 2012
Net revenues to unaffiliated customers	$93,588	$1,428	$4,216	$—	$99,232
Inter-geographic revenues	3,927	187	45	(4,159)	—

Net revenues	$97,515	$1,615	$4,261	$(4,159)	$99,232

SIX MONTHS ENDED DECEMBER 31, 2011
Net revenues to unaffiliated customers	$113,335	$1,141	$2,605	$—	$117,081
Inter-geographic revenues	2,944	435	31	(3,410)	—

Net revenues	$116,279	$1,576	$2,636	$(3,410)	$117,081

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2012	$18,229	$32	$—	$—	$18,261
June 30, 2012	$15,895	$32	$2	$—	$15,929

Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Northrop Grumman Corporation	13%	27%	12%	23%
Raytheon Company	12	30	*	27
Lockheed Martin Corporation	*	17	*	14

	25%	74%	12%	64%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenue for the periods shown below are as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2012		2011	2012		2011
Joint Strike Fighter	*	%	21%	*	%	19%
Classified Airborne Radar Program	*		19%	*		11%
Aegis	*		13%	*		11%

	0%		53%	0%		41%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective periods.

L. Income Taxes

The Company recorded a tax benefit of $2,192 and tax expense of $4,828 on a loss from operations before taxes of $6,976 and income from operations of $13,873 for the three months ended December 31, 2012 and 2011, respectively. The Company recorded a tax benefit of $5,843 and tax expense of $6,142 on a loss from operations before taxes of $17,827 and income from operations of $17,840 for the six months ended December 31, 2012 and 2011, respectively. Income tax benefit for the three and six months ended December 31, 2012 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction, state taxes and stock compensation. Income tax expense for the three and six months ended December 31, 2011 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction and research and development tax credits.

No material changes in the Company’s unrecognized tax positions occurred during the three and six months ended December 31, 2012. The Company estimates that the unrecognized tax benefits could decrease by up to $630 within the next 12 months as a result of resolutions of tax positions and the expiration of applicable statutes of limitations.

On January 2, 2013, the “American Taxpayer Relief Act of 2012” was enacted into law by Congress. The American Taxpayer Relief Act of 2012 extended the research and development tax credit provisions of the tax code retroactively to January 1, 2012. Based on the extension, the Company estimates that there was an additional $875 credit earned in calendar 2012.

M. Restructuring Plan

In the first quarter of fiscal 2013, the Company announced a restructuring plan (“2013 Plan”) affecting the ACS business segment. The 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for sequestration. The 2013 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 142 positions largely in engineering, manufacturing and administrative functions, as well as reductions associated with the first phase of integration of Micronetics. Restructuring expenses of $217 and $5,201 were recognized for the three and six months ended December 31, 2012, respectively. Future restructuring expenses of approximately $203 associated with the 2013 Plan are expected in the second half of fiscal 2013 as the Company continues transitioning manufacturing activities related to the Micronetics acquisition. These restructuring expenses affect the ACS business segment.

In the fourth quarter of fiscal 2012, the Company announced a restructuring plan (“2012 Plan”) affecting both the ACS and MFS business segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at the Company’s

Huntsville, Alabama site. Future restructuring expenses of approximately $404 associated with the 2012 Plan are expected in the second half of fiscal 2013 as the Company continues transitioning the manufacturing activities formerly conducted at the Huntsville, Alabama facility. This restructuring expense will affect the ACS business segment.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by business segment for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
ACS restructuring charges	$2,406	$306	$2,712
MFS restructuring charges	109	—	109

Total 2012 provision	2,515	306	2,821
Cash paid	(2)	(121)	(123)

Restructuring liability at June 30, 2012	$2,513	$185	$2,698
ACS restructuring charges	5,333	146	5,479
MFS restructuring charges	—	—	—

Total 2013 provision	5,333	146	5,479
Cash paid	(5,103)	(148)	(5,251)
Reversals(*)	(278)	—	(278)

Restructuring liability at December 31, 2012	$2,465	$183	$2,648

(*)	Reversals consist primarily of a true up for the finalization of severance agreements and unused outplacement services.

N. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “believe,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and the timing of such funding, including the potential for a continuing resolution for the defense budget and the potential for defense budget sequestration, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

We design, manufacture and market commercially-developed, high-performance embedded, real-time digital signal and image processing sub-systems and software for specialized defense and commercial markets. Our solutions play a critical role in a wide range of applications, processing and transforming sensor data to information for storage, analysis and interpretation. Our goal is to grow and build on our position as a critical component of the defense and intelligence industrial base and be the leading provider of open and affordable sensor processing subsystems for intelligence, surveillance and reconnaissance (“ISR”), electronic warfare (“EW”), and missile defense applications. In military reconnaissance and surveillance platforms, our sub-systems receive, process, and store real-time radar, video, sonar and signals intelligence data. We provide radio frequency (“RF”) and microwave products for enhanced signal acquisition and communications in military and commercial applications. Additionally, Mercury Federal Systems, focuses on direct and indirect contracts supporting the defense, intelligence, and homeland security agencies. We have growing capabilities in the area of “Big Data” processing, analytics and analysis in support of both the U.S. Department of Defense (“DoD”) and to the intelligence community as they enhance their ability to acquire, process and exploit large amounts of data for both real-time analytics and “forensic” analysis.

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

As of December 31, 2012, we had 769 employees. Our revenue, net loss and adjusted EBITDA for the three month period ended December 31, 2012 were $49.8 million, ($4.8) million, and $1.0 million, respectively. Our revenue, net loss and adjusted EBITDA for the six month period ended December 31, 2012 were $99.2 million, ($12.0) million and $2.6 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our adjusted EBITDA to net loss.

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

For the six months ended December 31, 2012, ACS accounted for 82% of our total net revenues.

Mercury Federal Systems, or MFS. This business segment is focused on services and support work with the DoD and federal intelligence and homeland security agencies, including designing, engineering, and deploying new ISR capabilities to address present and emerging threats to U.S. forces. With the addition of Paragon Dynamics, Inc. (“PDI”) in December 2011, our MFS segment also provides sophisticated analysis and exploitation, multi-sensor data fusion and enrichment, and data processing services for the U.S. intelligence community. MFS is part of our long-term strategy to expand our software and services presence and pursue growth within the intelligence community. MFS offers a wide range of engineering architecture and design services that enable clients to deploy leading edge computing capabilities for ISR applications on an accelerated time cycle. This business segment enables us to combine classified intellectual property with the commercially developed application-ready sub-

systems being developed by ACS, providing customers with platform-ready, affordable ISR sub-systems. For the six months ended December 31, 2012, MFS accounted for 18% of our total net revenues.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers via commercial terms, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

RESULTS OF OPERATIONS:

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2012	As a % of Total Net Revenue	December 31, 2011	As a % of Total Net Revenue
Net revenues	$49,804	100.0%	$67,959	100.0%
Cost of revenues	32,232	64.7	27,046	39.8

Gross margin	17,572	35.3	40,913	60.2
Operating expenses:
Selling, general and administrative	14,574	29.3	14,419	21.2
Research and development	7,588	15.2	11,724	17.3
Amortization of intangible assets	2,230	4.5	692	1.0
Restructuring and other charges	217	0.4	—	—
Acquisition costs and other related expenses	42	0.1	593	0.9

Total operating expenses	24,651	49.5	27,428	40.4

(Loss) income from operations	(7,079)	(14.2)	13,485	19.8
Other income, net	103	0.2	388	0.6

(Loss) income from operations before income taxes	(6,976)	(14.0)	13,873	20.4
Tax (benefit) provision	(2,192)	(4.4)	4,828	7.1

Net (loss) income	$(4,784)	(9.6)%	$9,045	13.3%

REVENUES

(In thousands)	December 31, 2012	December 31, 2011	$ Change	% Change
ACS	$43,453	$64,062	$(20,609)	(32)%
MFS	7,862	5,191	2,671	51%
Eliminations	(1,511)	(1,294)	(217)	17%

Total revenues	$49,804	$67,959	$(18,155)	(27)%

Total revenues decreased $18.2 million, or 27%, to $49.8 million during the three months ended December 31, 2012 as compared to the comparable period in fiscal 2012. International revenues represented approximately 8% and 2% of total revenues during the three months ended December 31, 2012 and 2011, respectively.

Net ACS revenues decreased $20.6 million, or 32%, during the three months ended December 31, 2012 as compared to the same period in fiscal 2012. This decrease was primarily driven by lower defense sales of $20.8 million which were slightly offset by a $0.2 million increase in commercial sales. Organic ACS defense revenues for the three months ended December 31, 2012 declined $36.5 million as a result of lower revenues in four particular programs year over year and a general slowdown in funding due to current constraints on U.S. defense spending and uncertainties surrounding the future defense budget. This decline was offset by $6.2 million and $9.5 million of revenues from the acquisitions of KOR Electronics and Micronetics, respectively.

Net MFS revenues increased $2.7 million during the three months ended December 31, 2012 as compared to the same period in fiscal 2012. This increase was primarily driven by $3.4 million in revenues contributed from the acquisition of PDI, partially offset by lower revenues from a wide area persistent surveillance contract.

Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 35.3% for the three months ended December 31, 2012, a change of 24.9% from the 60.2% gross margin achieved during the same period in fiscal 2012. The decrease in gross margin was primarily due to a shift in program revenue mix coupled with a revenue decline in our higher margin organic ACS digital computing business. In addition, the acquisitions of KOR, PDI, and Micronetics generate lower gross margins than our organic ACS digital computing business. In the long term, we expect our future gross margins to be in line with our targeted business model of 45%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $0.2 million, or 1%, to $14.6 million during the three months ended December 31, 2012, compared to $14.4 million during the comparable period in fiscal 2012. The increase was primarily due to a $0.4 million increase in employee compensation expense, primarily as a result of the KOR, PDI and Micronetics acquisitions which was partially offset by the cost reduction initiatives as a result of our fiscal 2013 restructuring plan. Selling, general and administrative expenses increased as a percentage of revenues to 29.3% during the three months ended December 31, 2012 from 21.2% during the same period in fiscal 2012 due to lower revenues in the second quarter of fiscal 2013 as compared to the comparable period in fiscal 2012.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $4.1 million, or 35%, to $7.6 million during the three months ended December 31, 2012, compared to $11.7 million during the comparable period in fiscal 2012. The decrease was primarily due to cost reduction initiatives as a result of our fiscal 2013 restructuring plan, including a $3.7 million decrease in employee compensation expense, including stock-based compensation, and a $1.5 million decrease in costs of prototype and development materials directly related to headcount reduction. These decreases were partially offset by $1.0 million in lower resource allocations to customer funded projects and $0.4 million due to the acquisition of KOR, PDI, and Micronetics.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of acquired intangible assets increased $1.5 million, to $2.2 million for the three months ended December 31, 2012 as compared to $0.7 million during the comparable period in fiscal 2012, primarily due to amortization of intangible assets from the KOR, PDI and Micronetics acquisitions.

RESTRUCTURING EXPENSE

We implemented restructuring plans in the first quarter of fiscal 2013 and in the fourth quarter of fiscal 2012. These plans consisted of involuntary separation costs related to a reduction in force and facility costs related to the outsourcing of certain manufacturing activities. The plans were implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for sequestration. The $0.2 million of restructuring expense recorded during the three months ended December 31, 2012 was primarily attributed to charges for facility space idled during the period. We expect to generate approximately $25.0 million in annualized savings from the fiscal 2012 and 2013 cost reduction activities.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

We incurred less than $0.1 million of acquisition costs and other related expenses during the three months ended December 31, 2012, in connection with the acquisition of Micronetics. Acquisition costs and other related expenses of $0.6 million incurred during the comparable period in fiscal 2012 were in connection with the KOR and PDI acquisitions.

OTHER INCOME, NET

Other income, net decreased $0.3 million, or 73%, to $0.1 million during the three months ended December 31, 2012, as compared to the same period in fiscal 2012. Other income, net consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts offset by net foreign currency exchange losses. Interest income and interest expense were de minimis.

INCOME TAXES

We recorded an income tax benefit of $2.2 million during the three months ended December 31, 2012 as compared to a $4.8 million income tax provision, for the same period in fiscal 2012. Our income tax benefit for the three months ended December 31, 2012 differed from the federal statutory tax rate of 35% primarily due to the impact of the Section 199 manufacturing deduction, state taxes and stock compensation. Our effective tax rate during the comparable period in fiscal 2012 also differed from the federal statutory rate primarily due to the impact of the Section 199 manufacturing deduction and research and development tax credits. Due to the enactment of the “American Taxpayer Relief Act of 2012”, we expect to realize a tax benefit of $1.2 million in the second half of fiscal 2013 as a result of the retroactive extension of the research and development tax credits.

SEGMENT OPERATING RESULTS

Adjusted EBITDA, the profitability measure for our segment reporting, for ACS decreased $15.7 million during the three months ended December 31, 2012 to $2.4 million as compared to $18.1 million for the same period in fiscal 2012. The decrease in adjusted EBITDA is primarily driven by lower revenues of $20.6 million coupled with lower margins driven by both a shift in the organic ACS digital computing program mix and the KOR and Micronetics acquisitions.

Adjusted EBITDA for the MFS segment decreased $1.8 million during the three months ended December 31, 2012 to $(0.7) million as compared to $1.1 million for the same period in fiscal 2012. The decrease in adjusted EBITDA was primarily due to lower margins on a wide area persistent surveillance contract.

See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.

Six months ended December 31, 2012 compared to the six months ended December 31, 2011

The following tables set forth, for the six months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2012	As a % of Total Net Revenue	December 31, 2011	As a % of Total Net Revenue
Net revenues	$99,232	100.0%	$117,081	100.0%
Cost of revenues	61,270	61.7	46,252	39.5

Gross margin	37,962	38.3	70,829	60.5
Operating expenses:
Selling, general and administrative	29,107	29.3	28,064	24.0
Research and development	17,627	17.8	23,589	20.1
Amortization of intangible assets	4,018	4.1	1,508	1.3
Restructuring and other charges	5,201	5.2	—	—
Acquisition costs and other related expenses	272	0.3	618	0.5

Total operating expenses	56,225	56.7	53,779	45.9

(Loss) income from operations	(18,263)	(18.4)	17,050	14.6
Other income, net	436	0.4	790	0.6

(Loss) income from operations before income taxes	(17,827)	(18.0)	17,840	15.2
Tax (benefit) provision	(5,843)	(5.9)	6,142	5.2

Net (loss) income	$(11,984)	(12.1)%	$11,698	10.0%

REVENUES

(In thousands)	December 31, 2012	December 31, 2011	$ Change	% Change
ACS	$81,261	$109,458	$(28,197)	(26)%
MFS	17,778	9,363	8,415	90%
Eliminations	193	(1,740)	1,933	111%

Total revenues	$99,232	$117,081	$(17,849)	(15)%

Total revenues decreased $17.8 million, or 15%, to $99.2 million during the six months ended December 31, 2012 as compared to the comparable period in fiscal 2012. International revenues represented approximately 6% and 3% of total revenues during the six months ended December 31, 2012 and 2011, respectively.

Net ACS revenues decreased $28.2 million, or 26%, during the six months ended December 31, 2012 as compared to the same period in fiscal 2012. This decrease was primarily driven by lower defense sales of $29.2 million which were slightly offset by a $1.0 million increase in commercial sales. Organic ACS defense revenues for the six months ended December 31, 2012 declined $55.7 million as a result of lower revenues in five particular programs year over year and a general slowdown in funding due to current constraints on U.S. defense spending and uncertainties surrounding the future defense budget. This decline was partially offset by $12.1 million and $14.4 million of revenues from the acquisitions of KOR Electronics and Micronetics, respectively.

Net MFS revenues increased $8.4 million during the six months ended December 31, 2012 as compared to the same period in fiscal 2012. This increase was primarily driven by $7.2 million in revenues contributed from the acquisition of PDI and higher revenues from a wide area persistent surveillance contract.

Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 38.3% for the six months ended December 31, 2012, a change of 22.2% from the 60.5% gross margin achieved during the same period in fiscal 2012. The decrease in gross margin was primarily due to a shift in program revenue mix coupled with a revenue decline in our higher margin organic ACS digital computing business. In addition, the acquisitions of KOR, PDI, and Micronetics realize lower gross margins than our organic ACS digital computing business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $1.0 million, or 3.7%, to $29.1 million during the six months ended December 31, 2012, compared to $28.1 million during the comparable period in fiscal 2012. The increase was primarily due to a $0.8 million increase in employee compensation expense, including stock based compensation, primarily as a result of the KOR, PDI and Micronetics acquisitions which was partially offset by the cost reduction initiatives as a result of our fiscal 2013 restructuring plan. Selling, general and administrative expenses increased as a percentage of revenues to 29.3 % during the six months ended December 31, 2012 from 24.0% during the same period in fiscal 2012 due to lower revenues in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $6.0 million, or 25.3%, to $17.6 million during the six months ended December 31, 2012, compared to $23.6 million during the comparable period in fiscal 2012. The decrease was primarily due to cost reduction initiatives as a result of our fiscal 2013 restructuring plan, including a $4.8 million decrease in employee compensation expense, and a $2.1 million decrease in costs of prototype and development materials directly related to headcount reductions. These decreases were partially offset by $0.9 million due to the inclusion of KOR, PDI, and Micronetics.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of acquired intangible assets increased $2.5 million, to $4.0 million for the six months ended December 31, 2012 as compared to $1.5 million during the comparable period in fiscal 2012, primarily due to amortization of intangible assets from the KOR, PDI and Micronetics acquisitions.

RESTRUCTURING EXPENSE

There was $5.2 million of restructuring expense recorded during the six months ended December 31, 2012. The restructuring plan implemented in the first quarter of fiscal 2013 consisted of involuntary separation costs related to the reduction in force which eliminated 35 positions at Micronetics and 107 positions primarily from our corporate headquarters located in Chelmsford, Massachusetts. These 142 positions were largely from our engineering, administrative and manufacturing functions. The 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for sequestration. In addition we incurred charges during the six months ended December 31, 2012 for facility space idled during the period. We expect to generate approximately $25.0 million in annualized savings from these cost reduction activities.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

Acquisition costs and other related expenses decreased $0.3 million, to $0.3 million for the six months ended December 31, 2012 as compared to $0.6 million during the comparable period in fiscal 2012. The acquisition costs and other related expenses incurred during the six months ended December 31, 2012, were in connection with the acquisition of Micronetics. The acquisition costs and other related expenses incurred during the six months ended December 31, 2011, were in connection with the KOR and PDI acquisitions.

OTHER INCOME, NET

Other income, net decreased $0.4 million, or 45%, to $0.4 million during the six months ended December 31, 2012, as compared to the same period in fiscal 2012. Other income, net consists of $0.6 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts offset by foreign currency exchange losses. Interest income and interest expense were de minimis.

INCOME TAXES

We recorded an income tax benefit of $5.8 million during the six months ended December 31, 2012 as compared to a $6.1 million income tax provision, for the same period in fiscal 2012. Our income tax benefit for the six months ended December 31, 2012 differed from the federal statutory tax rate of 35% primarily due to the impact of the Section 199 manufacturing deduction, state taxes and stock compensation. Our effective tax rate for the six months ended December 31, 2011 also differed from the federal statutory rate primarily due to the impact of the Section 199 manufacturing deduction and research and development tax credits. Due to the enactment of the “American Taxpayer Relief Act of 2012”, we expect to realize a tax benefit of $1.2 million in the second half of fiscal 2013 as a result of the retroactive extension of the research and development tax credits.

SEGMENT OPERATING RESULTS

Adjusted EBITDA, the profitability measure for our segment reporting, for ACS decreased $24.4 million during the six months ended December 31, 2012 to $1.9 million as compared to $26.3 million for the same period in fiscal 2012. The decrease in adjusted EBITDA is primarily driven by lower revenues of $28.2 million coupled with lower margins driven by both a shift in the organic ACS digital computing program mix and the KOR and Micronetics acquisitions.

Adjusted EBITDA for the MFS segment decreased $0.9 million during the six months ended December 31, 2012 to $0.7 million as compared to $1.6 million for the same period in fiscal 2012. The decrease in adjusted EBITDA was primarily due to lower margins related to the wide area persistent surveillance contract.

See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity came from existing cash and cash equivalents. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Senior Unsecured Credit Facility

On October 12, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200.0 million senior unsecured revolving line of credit (the “Revolver”). We can borrow up to $200.0 million based on consolidated EBITDA for the four quarters ended December 31, 2012 and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.

The Credit Agreement has an accordion feature permitting us to request from the lenders an increase in the aggregate amount of the credit facility in the form of an incremental revolver or term loan in an amount not to exceed $50.0 million. Any such increase would require only the consent of the lenders increasing their respective commitments under the credit facility.

The interest rates applicable to borrowings under the Credit Agreement involve various rate options that are available to us. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates or prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on our leverage at the time of borrowing.

Borrowings under the Credit Agreement are senior unsecured loans. Each of our domestic subsidiaries is a guarantor under the Credit Agreement.

The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, on a consolidated basis for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; at December 31, 2012, we are in compliance with a maximum leverage ratio of 3.25x and a minimum interest coverage ratio of 3.0x, in each case, after giving pro forma effect to the applicable acquisition. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.

As of December 31, 2012, there was $77.0 million of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $3.0 million. We were in compliance with all covenants and conditions under the Credit Agreement.

Senior Secured Credit Facility

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

Shelf Registration Statement

On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.

CASH FLOWS

	As of and for the period ended December 31,
(In thousands)	2012	2011
Net cash (used in) provided by operating activities	$(8,390)	$15,244
Net cash used in investing activities	$(69,824)	$(74,242)
Net cash (used in) provided by financing activities	$(3,938)	$1,065
Net decrease in cash and cash equivalents	$(82,064)	$(57,920)
Cash and cash equivalents at end of period	$33,900	$104,955

Our cash and cash equivalents decreased by $82.1 million from June 30, 2012 to December 31, 2012, primarily as a result of the $67.7 million payment, net of cash acquired, to acquire Micronetics, $6.6 million payment to repay debt held by Micronetics immediately prior to its acquisition by us, and funding a $8.4 million cash out flow from operating activities.

Operating Activities

During the six months ended December 31, 2012, we used $8.4 million in cash for operating activities compared to $15.2 million in cash generated from operating activities during the same period in fiscal 2012. The $23.6 million decline in cash generated by operating activities was primarily a result of lower comparable net income of $23.7 million and a $4.0 million increase in cash used for payables and accrued expenses. These increases in the use of cash were partially offset by $3.9 million in higher cash generation from the collection of receivables. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the six months ended December 31, 2012, we used cash of $69.8 million in investing activities compared to $74.2 million used by investing activities during the same period in fiscal 2012. The $4.4 million decrease in cash used in investing activities was primarily driven by $2.7 million of less cash spent on acquisitions and $1.8 million of lower purchases of property and equipment.

Financing Activities

During the six months ended December 31, 2012, we used $3.9 million in financing activities compared to $1.1 million generated from financing activities during the same period in fiscal 2012. The $5.0 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition, the release of $3.0 million of cash formerly restricted in support of a letter of credit which is presently supported by our Credit Agreement, and $0.8 million in financing fees associated with the Credit Agreement.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2012:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$12,608	$12,608	$—	$—	$—
Operating leases	13,964	4,477	5,936	3,551	—
Capital lease obligations and other	888	384	504	—	—

	$27,460	$17,469	$6,440	$3,551	$—

We have a liability at December 31, 2012 of $2.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We expect to make a payment of $0.6 million in the next twelve months as a result of resolutions of tax positions and the expiration of applicable statutes of limitations. This is not included in the above table.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $12.6 million at December 31, 2012.

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Net (loss) income	$(4,784)	$9,045	$(11,984)	$11,698
Interest expense, net	13	6	19	9
Tax (benefit) provision	(2,192)	4,828	(5,843)	6,142
Depreciation	2,191	1,905	4,402	3,760
Amortization of intangible assets	2,230	692	4,018	1,508
Restructuring and other charges	217	—	5,201	—
Acquisition costs and other related expenses	42	593	272	618
Fair value adjustments from purchase accounting	1,272	(44)	2,197	(22)
Stock-based compensation cost	2,010	1,812	4,359	3,852

Adjusted EBITDA	$999	$18,837	$2,641	$27,565

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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Cash provided by (used in) operating activities	$1,559	$11,028	$(8,390)	$15,244
Capital expenditures	(746)	(1,925)	(1,726)	(3,571)

Free cash flow	$813	$9,103	$(10,116)	$11,673

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2012 to December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The U.S. Department of Justice (“DOJ”) conducted an investigation into the conduct of certain former employees of PDI (which was acquired by the Company in connection with the acquisition of KOR Electronics on December 30, 2011) in the 2008-2009 time frame, asserting, among other things, that such conduct may have constituted a violation of the Procurement Integrity Act. On August 31, 2012, the DOJ and PDI entered into a settlement agreement related to the investigation pursuant to which the DOJ released PDI and its affiliates from any civil monetary claims relating to the alleged conduct. PDI did not admit liability for the alleged conduct in the settlement. We were indemnified with respect to this matter by the former shareholders of KOR Electronics pursuant to the Company’s merger agreement with KOR dated December 30, 2011.

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

MERCURY SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 8, 2013.

MERCURY SYSTEMS, INC.

By:	/s/ KEVIN M. BISSON
Kevin M. Bisson Senior Vice President, Chief Financial Officer, and Treasurer