Form 10-Q
period 2013-03-31
MERCURY SYSTEMS INC
filed 2013-05-10
CIK 1049521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Shares of Common Stock outstanding as of April 30, 2013: 32,325,536 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERCURY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$35,145	$115,964
Accounts receivable, net of allowance for doubtful accounts of $29 and $5 at March 31, 2013 and June 30, 2012, respectively	29,470	38,532
Unbilled receivables and costs in excess of billings	17,997	10,918
Inventory	38,744	25,845
Deferred income taxes	13,016	7,653
Prepaid income taxes	3,014	2,585
Prepaid expenses and other current assets	4,919	6,206

Total current assets	142,305	207,703
Restricted cash	546	3,281
Property and equipment, net	16,631	15,929
Goodwill	178,398	132,621
Intangible assets, net	37,209	25,083
Other non-current assets	1,305	989

Total assets	$376,394	$385,606

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,997	$9,002
Accrued expenses	7,779	9,895
Accrued compensation	9,943	13,190
Deferred revenues and customer advances	4,898	4,855

Total current liabilities	28,617	36,942
Deferred gain on sale-leaseback	3,531	4,399
Deferred income taxes	12,011	7,197
Income taxes payable	2,597	2,597
Other non-current liabilities	1,216	1,367

Total liabilities	47,972	52,502
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 30,259,687 and 29,729,065 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	303	297
Additional paid-in capital	229,550	222,769
Retained earnings	97,536	108,732
Accumulated other comprehensive income	1,033	1,306

Total shareholders’ equity	328,422	333,104

Total liabilities and shareholders’ equity	$376,394	$385,606

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$54,123	$66,989	$153,355	$184,070
Cost of revenues	31,549	31,926	92,819	78,178

Gross margin	22,574	35,063	60,536	105,892
Operating expenses:
Selling, general and administrative	13,918	15,217	43,025	43,281
Research and development	7,503	11,452	25,130	35,041
Amortization of intangible assets	2,356	1,143	6,374	2,651
Restructuring and other charges	228	—	5,429	—
Acquisition costs and other related expenses	32	145	304	763

Total operating expenses	24,037	27,957	80,262	81,736

(Loss) income from operations	(1,463)	7,106	(19,726)	24,156
Interest income	2	3	6	12
Interest expense	(7)	(8)	(30)	(26)
Other income, net	24	524	479	1,323

(Loss) income from operations before income taxes	(1,444)	7,625	(19,271)	25,465
Tax (benefit) provision	(2,232)	2,380	(8,075)	8,522

Net income (loss)	$788	$5,245	$(11,196)	$16,943

Basic net earnings (loss) per share:	$0.03	$0.18	$(0.37)	$0.58

Diluted net earnings (loss) per share:	$0.03	$0.17	$(0.37)	$0.56

Weighted-average shares outstanding:
Basic	30,235	29,562	30,075	29,432

Diluted	30,410	30,168	30,075	30,057

Comprehensive income (loss):
Net income (loss)	$788	$5,245	$(11,196)	$16,943
Foreign currency translation adjustments	(173)	(12)	(273)	26

Total comprehensive income (loss)	$615	$5,233	$(11,469)	$16,969

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(11,196)	$16,943
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	12,844	8,381
Stock-based compensation expense	6,265	5,194
(Benefit) provision for deferred income taxes	(6,468)	1,354
Excess tax benefit from stock-based compensation	(18)	(487)
Other non-cash items	(471)	(614)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivable, and cost in excess of billings	5,316	6,404
Inventory	(856)	(3,215)
Prepaid income taxes	406	992
Prepaid expenses and other current assets	1,747	485
Other non-current assets	763	652
Accounts payable and accrued expenses	(14,596)	(726)
Deferred revenues and customer advances	(575)	(2,594)
Income taxes payable	(295)	460
Other non-current liabilities	441	(5,542)

Net cash (used in) provided by operating activities	(6,693)	27,687

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(67,721)	(70,370)
Purchases of property and equipment	(2,259)	(6,438)
Payments for acquired intangible assets	—	(50)
Increase in other investing activities	(265)	(281)

Net cash used in investing activities	(70,245)	(77,139)

Cash flows from financing activities:
Proceeds from employee stock plans	743	1,031
Excess tax benefits from stock-based compensation	18	487
Payments of deferred financing and offering costs	(771)	(30)
Payments of acquired debt	(6,575)	—
Decrease in restricted cash	3,000	—
Payments of capital lease obligations	(365)	(137)

Net cash (used in) provided by financing activities	(3,950)	1,351

Effect of exchange rate changes on cash and cash equivalents	69	71

Net decrease in cash and cash equivalents	(80,819)	(48,030)
Cash and cash equivalents at beginning of period	115,964	162,875

Cash and cash equivalents at end of period	$35,145	$114,845

Cash paid (received) during the period for:
Interest	$30	$26

Income taxes	$(1,827)	$6,621

Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$12,496	$8,306

Unvested stock options assumed from Micronetics	$513	$—

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

A. Description of Business

Mercury Systems, Inc., formerly Mercury Computer Systems, Inc., (the “Company” or “Mercury”) is a best-of-breed provider of commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and world-class service and support to our prime contractor customers. The Company has worked on over 300 programs, including Aegis, Patriot, SEWIP, Gorgon Stare and Predator/Reaper.

The Company’s goal is to grow and build on its position as a critical component of the defense and intelligence industrial base and become the leading provider of open and affordable sensor processing subsystems. The Mercury Commercial Electronics (“MCE”) operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. The Mercury Defense Systems (“MDS”) operating segment leverages building blocks provided by MCE to build solutions for electronic warfare (“EW”) and electronic countermeasures, electro optical/infrared, signal intelligence (“SIGINT”) and radar environment test and simulation. The Mercury Intelligence Systems (“MIS”) operating segment delivers Big Data analytic processing, predictive analytics and multi-intelligence analysis in support of the intelligence community.

B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2012 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 22, 2012. The results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

Prior to the third quarter of fiscal 2013, the Company consisted of two reportable segments: Advanced Computing Solutions (“ACS”) and Mercury Federal Systems (“MFS”). Following a series of acquisitions that expanded the Company’s capabilities, the Company initiated a reorganization to group its product and service offerings in order to align itself with the way management currently manages its business. As of March 31, 2013, the Company is comprised of the following three operating segments: MCE, MDS and MIS. The Company reports MCE as a standalone reportable segment and has aggregated MDS and MIS to form the reportable segment Mercury Defense and Intelligence Systems (“MDIS”). The Company has presented prior period amounts to conform with the new reportable segments. None of these changes impact the Company’s previously reported consolidated financial results. See Note K of the Notes to Consolidated Financial Statements for further discussion.

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

WEIGHTED-AVERAGE SHARES

Weighted-average shares were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Basic weighted-average shares outstanding	30,235	29,562	30,075	29,432
Effect of dilutive equity instruments	175	606	—	625

Diluted weighted-average shares outstanding	30,410	30,168	30,075	30,057

Equity instruments to purchase 3,351 and 1,543 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2013, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 1,267 and 925 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2012, respectively, because the equity instruments were anti-dilutive.

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

The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of Micronetics:

Amounts
Consideration transferred
Cash paid to shareholders and to settle vested options	$69,830
Value allocated to unvested options	513
Less cash acquired	(2,109)

Net purchase price	$68,234

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,109
Accounts receivable	3,592
Inventory	12,080
Fixed assets	5,301
Other current and non-current assets	2,893
Accounts payable and accrued expenses	(5,983)
Long-term debt	(6,575)
Deferred taxes	(8,053)

Estimated fair value of net tangible assets acquired	5,364
Estimated fair value of identifiable intangible assets	18,500
Estimated fair value of goodwill	46,479

Estimated fair value of assets acquired	$70,343
Less cash acquired	(2,109)

Net purchase price	$68,234

The amounts above represent the preliminary fair value estimates as of March 31, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period ending August 7, 2013 and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The goodwill of $46,479 arising from the Micronetics acquisition largely reflects the potential synergies and expansion of the Company’s service offerings across product segments and markets complementary to the Company’s existing products and markets. The Micronetics acquisition provides the Company with additional capability and expertise related to microwave and radio frequency technology. The acquisition is directly aligned with the Company’s strategy of expanding its capabilities, services and offerings along the sensor processing chain.

For the three and nine months ended March 31, 2013, Micronetics’ revenue of $10,341 and $24,747, respectively, and net income of $830 and net loss of $3,683, respectively, were included in the Company’s consolidated statements of operations. The Company has not furnished pro forma financial information relating to the Micronetics acquisition because such information is not material to the Company’s financial results.

D. Goodwill

The following table sets forth the changes in the carrying amount of goodwill prior to the internal reorganization for the six months ended December 31, 2012:

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

Following a series of acquisitions that expanded the Company’s capabilities, the Company initiated a reorganization to group its product and service offerings in order to align itself with the way management currently manages its business. The following reporting units were determined based upon the nature of the products offered to customers and the market characteristics of each reporting unit: MCE, MDS and MIS. As defined by FASB ASC 350—“Intangibles—Goodwill and Other” “ASC 350”, goodwill is tested on an interim basis at the occurrence of certain triggering events. Events affecting reporting units such as a change in the composition or carrying amount of its net assets constitute a triggering event and require interim testing of goodwill. The Company performed interim testing on the ACS and MFS reporting units prior to the reorganization.

The Company engaged a valuation expert in order to assist management in determining the fair values of the ACS and MFS reporting units as of January 1, 2013. Consistent with prior years, the valuation was based upon a discounted cash flow analysis and corroborated by two market-based analyses: one comparing the trading multiples of public companies in similar lines of business and another based on exchange prices in actual business combinations. The results of the Company’s step one interim goodwill impairment test indicated that the fair values of both the ACS and MFS reporting units were in excess of its book values. As such, step two of the goodwill impairment testing was not required and no impairment charge was recorded. The Company acknowledges that the assumptions used during its fair value analysis are subject to management judgment and have a direct impact to the valuation results. The discount rate utilized in the discounted cash flow analysis was increased from historical measures due to the current economic uncertainty in the defense industry, including current government fiscal year federal budget sequestration and the potential for a continuing budget resolution for the next government fiscal year. The Company’s updated financial projections were used in the discounted cash flow analysis in consideration of current economic factors. The Company believes that the assumptions and projections used in its analyses for ACS and MFS were reasonable, however, using different assumptions could lead to different results. For example, a 1% increase in the discount rate used in the discounted cash flow analysis of the ACS reporting unit would result in the failure of the step one interim goodwill impairment test.

The Company reviewed its analysis of its internally reorganized business in order to determine its reporting units in accordance with ASC 350. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. The Company’s operating segments subsequent to the internal reorganization are MCE, MDS and MIS.

MCE has three components with discrete financial information available which are reviewed by their segment manager; however, those three components are economically similar in nature and thus have been aggregated into a single reporting unit at the operating segment level. MDS and MIS each have sole components and the reporting units are at the operating segment level.

The Company allocated the total carrying value of goodwill to each of the new reporting units based on the relative fair value of the reporting units calculated using a discounted cash flow analysis and in accordance with ASC 350. There was no impairment of goodwill indicated subsequent to the allocation.

The following table summarizes the goodwill for the three months ended March 31, 2013, after reallocation:

	MCE	MDS	MIS	Total
Balance at January 1, 2013	$135,691	$33,768	$8,970	$178,429
Goodwill adjustment for the Micronetics acquisition	(31)	—	—	(31)

Balance at March 31, 2013	$135,660	$33,768	$8,970	$178,398

The Company also evaluated its market capitalization as of January 1, 2013 which approximated the fair value of the Company at that time when considering an appropriate control premium. The Company believes the decline of its market capitalization to be a temporary reaction to the uncertainty that federal budget sequestration is having on the defense industry. The Company is not aware of any recent cancellations of any key defense programs in which it participates. While the Company has seen delays in certain programs, it believes these delays are temporary. Furthermore, the Company believes a short term decline in its market capitalization is not indicative of a permanent trend.

The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. Additionally, the Company will continue to monitor its market capitalization and evaluate whether the decline is no longer temporary.

E. Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
MARCH 31, 2013
Customer relationships	$43,770	$(12,915)	$30,855	6.5 years
Licensing agreements and patents	4,095	(2,836)	1,259	5.4 years
Completed technologies	5,570	(1,815)	3,755	5.3 years
Trademarks	990	(237)	753	6.0 years
Backlog	1,500	(972)	528	1.0 years
Non-compete agreements	500	(441)	59	5.0 years

	$56,425	$(19,216)	$37,209

JUNE 30, 2012
Customer relationships	$26,770	$(9,217)	$17,553	6.9 years
Licensing agreements and patents	4,095	(2,365)	1,730	5.4 years
Completed technologies	5,570	(1,007)	4,563	5.3 years
Trademarks	990	(95)	895	6.0 years
Backlog	800	(588)	212	2.0 years
Non-compete agreements	500	(370)	130	5.0 years

	$38,725	$(13,642)	$25,083

Estimated future amortization expense for acquired intangible assets remaining at March 31, 2013 is as follows:

Year Ending June 30,
2013	$2,343
2014	7,797
2015	7,503
2016	7,018
2017	5,537
Thereafter	7,011

Total future amortization expense	$37,209

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Micronetics acquisition. These assets are included in the Company’s gross and net carrying amounts as of March 31, 2013.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$17,000	$(1,836)	$15,164	6.0 years
Backlog	1,500	(971)	529	1.0 years

Total	$18,500	$(2,807)	$15,693

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2013:

	Fair Value Measurements
	March 31, 2013	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$19,022	$19,022	$—	$—
Restricted cash	546	546	—	—

Total	$19,568	$19,568	$—	$—

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

	March 31, 2013	June 30, 2012
Raw materials	$15,638	$11,246
Work in process	13,684	8,979
Finished goods	9,422	5,620

Total	$38,744	$25,845

The $12,899 increase of inventory was primarily due to inventory from the Micronetics acquisition. There are no amounts in inventory relating to contracts having production cycles longer than one year.

H. Debt

Senior Unsecured Credit Facility

On October 12, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200,000 senior unsecured revolving line of credit (the “Revolver”). The Company can borrow up to $200,000 based on consolidated EBITDA for the four quarters ended March 31, 2013 and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.

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

The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; as of March 31, 2013, the Company is in compliance with a maximum leverage ratio of 3.25x and a minimum interest coverage ratio of 3.0x, in each case, after giving pro forma effect to the applicable acquisition. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.

As of March 31, 2013, there was $54,613 of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $3,000. The Company was in compliance with all covenants and conditions under the Credit Agreement.

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

PURCHASE COMMITMENTS

As of March 31, 2013, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $19,016.

J. Stock-Based Compensation

STOCK OPTION PLANS

The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 7,764 shares at March 31, 2013. On October 17, 2012, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2005 plan to 7,592 shares, an increase of 1,500 shares. The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,232 shares available for future grant under the 2005 Plan at March 31, 2013.

The number of shares authorized for issuance under the 1997 Plan was 8,650 shares, of which 100 shares could be issued pursuant to restricted stock grants. The 1997 Plan provided for the grant of non-qualified and incentive stock options and restricted stock to employees and non-employees. All stock options were granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant. The options typically vested over periods up to four years and have a maximum term of 10 years. Following shareholder approval of the 2005 Plan on November 14, 2005, the Company’s Board of Directors determined that no further grants of stock options or other awards would be made under the 1997 Plan, and the 1997 Plan subsequently expired in June 2007. The foregoing does not affect any outstanding awards under the 1997 Plan, which remains in full force and effect in accordance with their terms.

EMPLOYEE STOCK PURCHASE PLAN

The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 52 and 58 shares issued under the ESPP during the nine months ended March 31, 2013 and 2012. Shares available for future purchase under the ESPP totaled 307 at March 31, 2013.

STOCK OPTION AND AWARD ACTIVITY

The following table summarizes activity of the Company’s stock option plans since June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2011	2,293	$14.35	3.88
Granted	—	—
Exercised	(72)	6.48
Cancelled	(36)	23.70

Outstanding at June 30, 2012	2,185	$14.46	2.89
Granted	271	4.75
Exercised	(56)	6.17
Cancelled	(284)	14.48

Outstanding at March 31, 2013	2,116	$13.43	2.82

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

STOCK OPTION ASSUMPTIONS

The following table sets forth the weighted-average key fair value results and assumptions for stock options granted during the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013	2012
Weighted-average fair value of options granted	— (	*)	— (	*)	3.80	— (*	)
Option life(1)	— (	*)	— (	*)	4.5 years	— (*	)
Risk-free interest rate(2)	— (	*)	— (	*)	0.7%	— (*	)
Stock volatility(3)	— (	*)	— (	*)	58%	— (*	)
Dividend rate	— (	*)	— (	*)	0%	— (*	)

(1)	The option life was determined based upon historical option activity.
(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.
(*)	No stock options were granted by the Company during these periods.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2011:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	1,187	$11.23
Granted	585	14.30
Vested	(409)	10.62
Forfeited	(88)	13.14

Outstanding at June 30, 2012	1,275	$12.71
Granted	1,320	9.47
Vested	(425)	12.17
Forfeited	(115)	11.14

Outstanding at March 31, 2013	2,055	$10.82

STOCK-BASED COMPENSATION EXPENSE

The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of revenues	$105	$83	$335	$241
Selling, general and administrative	1,486	1,013	5,095	4,261
Research and development	310	246	835	692

Share-based compensation expense before tax	1,901	1,342	6,265	5,194
Income taxes	(690)	(463)	(2,295)	(1,846)

Net compensation expense	$1,211	$879	$3,970	$3,348

K. Operating Segment, Geographic Information and Significant Customers

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Prior to the third quarter of fiscal 2013, the Company’s operating segments were the same as its reporting segments: Advanced Computing Solutions and Mercury Federal Systems. Following a series of acquisitions that expanded the Company’s capabilities, the Company initiated a reorganization to group its product and service offerings in the manner which the Company’s CODM manages and evaluates the business. Therefore, the Company utilized the management approach for determining reportable segments in accordance with the authoritative guidance. Beginning with the third quarter ended March 31, 2013, the Company redefined its operating and reportable segments. The following operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•

Mercury Commercial Electronics (“MCE”): this operating segment delivers innovative, commercially developed, open sensor and Big Data processing systems for critical commercial, defense and intelligence applications. MCE delivers solutions that are secure and based upon open architectures and widely adopted industry standards. MCE delivers rapid time-to-value and world-class service and support to our commercial and prime contractor customers.

•

Mercury Defense Systems (“MDS”): this operating segment delivers innovative, open sensor processing solutions to key prime contractors leveraging commercially available technologies and solutions from our MCE business. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), U.S. Department of Defense agencies and EW markets.

•

Mercury Intelligence Systems (“MIS”): this operating segment delivers cutting edge and technologically advanced hardware and software data processing solutions and predictive analytics capabilities to address the Intelligence Community and Department of Defense mission needs. MIS provides a unique approach and solutions to facilitate the transformation of raw data into information and then to actionable intelligence.

The Company’s operating segments were evaluated in accordance with FASB ASC 280— “Segment Reporting” in order to determine which operating segments qualified as reportable segments. The Company considered qualitative factors, including the economic characteristics of each operating segment to determine if any of its three operating segments qualified for aggregation into fewer reportable segments.

The Company’s evaluation of the economic characteristics of its operating segments included comparisons of revenues and applicable growth rates, gross margins, operating margins, future projections, and additional non-GAAP financial measurements which indicate that MDS and MIS have similar economic characteristics. The Company also evaluated the following qualitative factors in accordance with FASB ASC 280 paragraph 10-50-11: the nature of products and services, the corresponding production processes, the types of customers, distribution methods for products and services and the nature of the corresponding regulatory environment associated with its operating segments. The Company determined each of these factors are similar for both the MDS and MIS operating segments and supports the aggregation of MDS and MIS into one reportable segment, Mercury Defense and Intelligence Systems (“MDIS”).

The Company analyzed quantitative thresholds of each reportable segment including but not limited to reported revenues, including sales to external customers and intersegment sales or transfers, reported profits or losses, and total assets of each operating segment. The Company determined that both MCE and MDIS met the quantitative thresholds for reporting.

The Company reclassified the segment data for the prior periods presented below to conform to the current year’s presentation.

The accounting policies of the reportable segments are the same as those described in “Note B: Summary of Significant Accounting Policies.” The profitability measure employed by the Company and its CODM as the basis for allocating resources to segments and assessing segment performance is adjusted EBITDA. The Company believes the adjusted EBITDA financial measure assists in providing an enhanced understanding of its underlying operational measures to manage its business, to evaluate its performance compared to prior periods and the marketplace, and to establish operational goals.

Adjusted EBITDA is defined as net income (loss) before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. Prior year’s amounts have been presented to reflect the current profitability measures for comparative purposes. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company’s operations by reportable segment:

	MCE	MDIS	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2013
Net revenues to unaffiliated customers	$41,222	$13,006	$(105)	$54,123
Intersegment revenues	2,733	—	(2,733)	—

Net revenues	$43,955	$13,006	$(2,838)	$54,123

Adjusted EBITDA	$3,320	$1,885	$37	$5,242
THREE MONTHS ENDED MARCH 31, 2012
Net revenues to unaffiliated customers	$49,980	$15,265	$1,744	$66,989
Intersegment revenues	4,205	—	(4,205)	—

Net revenues	$54,185	$15,265	$(2,461)	$66,989

Adjusted EBITDA	$8,499	$3,118	$390	$12,007
NINE MONTHS ENDED MARCH 31, 2013
Net revenues to unaffiliated customers	$110,369	$42,899	$87	$153,355
Intersegment revenues	10,880	12	(10,892)	—

Net revenues	$121,249	$42,911	$(10,805)	$153,355

Adjusted EBITDA	$797	$7,080	$11	$7,888
NINE MONTHS ENDED MARCH 31, 2012
Net revenues to unaffiliated customers	$159,438	$24,628	$4	$184,070
Intersegment revenues	8,134	—	(8,134)	—

Net revenues	$167,572	$24,628	$(8,130)	$184,070

Adjusted EBITDA	$34,650	$4,791	$131	$39,572

The following table reconciles the Company’s net income (loss), the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$788	$5,245	$(11,196)	$16,943
Interest expense, net	5	5	24	14
Tax (benefit) provision	(2,232)	2,380	(8,075)	8,522
Depreciation	2,068	1,970	6,470	5,730
Amortization of intangible assets	2,356	1,143	6,374	2,651
Restructuring and other charges	228	—	5,429	—
Acquisition costs and other related expenses	32	145	304	763
Fair value adjustments from purchase accounting	96	(223)	2,293	(245)
Stock-based compensation expense	1,901	1,342	6,265	5,194

Adjusted EBITDA	$5,242	$12,007	$7,888	$39,572

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2013
Net revenues to unaffiliated customers	$50,708	$1,144	$2,271	$—	$54,123
Inter-geographic revenues	2,313	103	3	(2,419)	—

Net revenues	$53,021	$1,247	$2,274	$(2,419)	$54,123

THREE MONTHS ENDED MARCH 31, 2012
Net revenues to unaffiliated customers	$62,751	$2,906	$1,332	$—	$66,989
Inter-geographic revenues	1,627	165	56	(1,848)	—

Net revenues	$64,378	$3,071	$1,388	$(1,848)	$66,989

NINE MONTHS ENDED MARCH 31, 2013
Net revenues to unaffiliated customers	$144,296	$2,572	$6,487	$—	$153,355
Inter-geographic revenues	6,240	290	47	(6,577)	—

Net revenues	$150,536	$2,862	$6,534	$(6,577)	$153,355

NINE MONTHS ENDED MARCH 31, 2012
Net revenues to unaffiliated customers	$176,086	$4,046	$3,938	$—	$184,070
Inter-geographic revenues	4,571	600	87	(5,258)	—

Net revenues	$180,657	$4,646	$4,025	$(5,258)	$184,070

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2013	$16,597	$34	$—	$—	$16,631
June 30, 2012	$15,895	$32	$2	$—	$15,929

Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Lockheed Martin Corporation	26%	11%	13%	13%
Raytheon Company	*	19	11	24
Northrop Grumman Corporation	*	13	11	20

	26%	43%	35%	57%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenue for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013		2012
Aegis	15%	10%		*	11%
Patriot	*	11%		*	*
Joint Strike Fighter	*	*		*	12%

	15%	21%	0%		23%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective periods.

L. Income Taxes

The Company recorded a tax benefit of $2,232 and tax expense of $2,380 on a loss from operations before taxes of $1,444 and income from operations of $7,625 for the three months ended March 31, 2013 and 2012, respectively. The Company recorded a tax benefit of $8,075 and tax expense of $8,522 on a loss from operations before taxes of $19,271 and income from operations of $25,465 for the nine months ended March 31, 2013 and 2012, respectively. Income tax benefit for the three and nine months ended March 31, 2013 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits. Income tax expense for the three and nine months ended March 31, 2012 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction and research and development tax credits.

No material changes in the Company’s unrecognized tax positions occurred during the three and nine months ended March 31, 2013. The Company estimates that the unrecognized tax benefits could decrease by up to $630 within the next 12 months as a result of resolutions of tax positions and the expiration of applicable statutes of limitations.

On January 2, 2013, the “American Taxpayer Relief Act of 2012” was enacted into law by Congress. The American Taxpayer Relief Act of 2012 extended the research and development tax credit provisions of the tax code retroactively to January 1, 2012. Based on the extension, the Company recorded an additional $1,456 credit earned in calendar 2012 which is included in the tax benefits for the three and nine month periods ended March 31, 2013.

M. Restructuring Plan

In the first quarter of fiscal 2013, the Company announced a restructuring plan (“2013 Plan”) affecting the MCE reportable segment. The 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for defense budget sequestration. The 2013 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 142 positions largely in engineering, manufacturing and administrative functions, as well as reductions associated with the first phase of integration of Micronetics. Restructuring expenses of $228 and $5,429 were recognized for the three and nine months ended March 31, 2013, respectively. Future restructuring expenses associated with the 2013 Plan are expected to be immaterial. These restructuring expenses affect the MCE reportable segment.

In the fourth quarter of fiscal 2012, the Company announced a restructuring plan (“2012 Plan”) affecting both the MCE and MDIS reportable segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at the Company’s

Huntsville, Alabama site. Future restructuring expenses of approximately $64 associated with the 2012 Plan are expected in the last quarter of fiscal 2013 as the Company continues transitioning the manufacturing activities formerly conducted at the Huntsville, Alabama facility. This restructuring expense will affect the MCE reportable segment.

All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and comprehensive income (loss) and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by reportable segment for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
MCE restructuring charges	$2,406	$306	$2,712
MDIS restructuring charges	109	—	109

Total 2012 provision	2,515	306	2,821
Cash paid	(2)	(121)	(123)

Restructuring liability at June 30, 2012	$2,513	$185	$2,698
MCE restructuring charges	5,478	409	5,887
Cash paid	(7,171)	(308)	(7,479)
Reversals(*)	(458)	—	(458)

Restructuring liability at March 31, 2013	$362	$286	$648

(*)	Reversals result from the finalization of severance agreements and unused outplacement services.

N. Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “believe,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and the timing of such funding, including the potential for a continuing resolution for the defense budget and the potential for defense budget sequestration, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW

Mercury Systems is a best-of-breed provider of commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and world-class service and support to our prime contractor customers. We have worked on over 300 programs, including Aegis, Patriot, SEWIP, Gorgon Stare and Predator/Reaper.

Our goal is to grow and build on our position as a critical component of the defense and intelligence industrial base and become the leading provider of open and affordable sensor processing subsystems. Within our Mercury Commercial Electronics business unit we design, develop and build open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. Within our Mercury Defense Systems business unit we leverage the building blocks provided by Mercury Commercial Electronics to build solutions for electronic warfare (“EW”) and electronic countermeasures, electro optical/infrared, signal intelligence (“SIGINT”) and radar environment test and simulation. Within our Mercury Intelligence Systems business unit we deliver Big Data analytic processing, predictive analytics and multi-intelligence analysis in support of the intelligence community.

As of March 31, 2013, we had 771 employees. Our revenue, net income and adjusted EBITDA for the three month period ended March 31, 2013 were $54.1 million, $0.8 million, and $5.2 million, respectively. Our revenue, net loss and adjusted EBITDA for the nine month period ended March 31, 2013 were $153.4 million, ($11.2) million, and $7.9 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our net income (loss) to adjusted EBITDA.

For financial reporting purposes, our Company has two reportable segments:

Mercury Commercial Electronics, or MCE—This reportable segment provides commercially designed and developed, open sensor and Big Data processing systems for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and world-class service and support to our prime contractor customers. Our technologies and capabilities include embedded processing modules and subsystems, RF and microwave multi-function assemblies as well as subsystems, and RF and microwave components.

MCE utilizes leading edge high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include signal, sensor and image processing. All of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military as well as some commercial applications. In addition MCE designs and builds RF and microwave components and subsystems to meet the needs of the EW, SIGINT, and to meet other high bandwidth communications requirements and applications.

With the acquisition of Micronetics, Inc. (“Micronetics”) in August 2012, we added a leading designer and manufacturer of microwave and RF subsystems and components for defense and commercial customers. The acquisition was directly aligned with our strategy of expanding our capabilities, services and offerings along the sensor processing chain.

For the nine months ended March 31, 2013, MCE accounted for 72% of our total net revenues.

Mercury Defense and Intelligence Systems, or MDIS—This reportable segment leverages the technology building blocks developed within MCE for key solutions required by our prime contractor customers. This segment represents a aggregation of Mercury Defense Systems and Mercury Intelligence Systems. Technology building blocks from MCE are deployed as part of solutions that fall into the areas of EW and electronic countermeasures, SIGINT, electro optical/infrared, and radar test and simulation. Most of this work is done with Defense Contract Audit Agency (“DCAA”) oversight on behalf of one or more of our prime contractor customers and U.S. Department of Defense agencies. MDIS also provides services of a classified nature, also under DCAA oversight, to the intelligence community. This professional services work falls into the critical areas of Big Data processing, predictive analytics and multi-intelligence analysis. This segment fully leverages the commercially developed technologies and building blocks of MCE as well as best practices and skills that have been honed in this area for Mercury’s 30+ year history. For the nine months ended March 31, 2013, MDIS accounted for 28% of our total net revenues.

Since we are an OEM supplier to our commercial markets and conduct business with our defense customers primarily via commercial terms, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

RESULTS OF OPERATIONS:

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2013	As a % of Total Net Revenue	March 31, 2012	As a % of Total Net Revenue
Net revenues	$54,123	100.0%	$66,989	100.0%
Cost of revenues	31,549	58.3	31,926	47.7

Gross margin	22,574	41.7	35,063	52.3
Operating expenses:
Selling, general and administrative	13,918	25.7	15,217	22.7
Research and development	7,503	13.9	11,452	17.1
Amortization of intangible assets	2,356	4.3	1,143	1.7
Restructuring and other charges	228	0.4	—	—
Acquisition costs and other related expenses	32	0.1	145	0.2

Total operating expenses	24,037	44.4	27,957	41.7

(Loss) income from operations	(1,463)	(2.7)	7,106	10.6
Other income, net	19	0.0	519	0.8

(Loss) income from operations before income taxes	(1,444)	(2.7)	7,625	11.4
Tax (benefit) provision	(2,232)	(4.1)	2,380	3.6

Net income	$788	1.4%	$5,245	7.8%

REVENUES

(In thousands)	March 31, 2013	March 31, 2012	$ Change	% Change
MCE	$41,222	$49,980	$(8,758)	(18)%
MDIS	13,006	15,265	(2,259)	(15)%
Eliminations	(105)	1,744	(1,849)	(106)%

Total revenues	$54,123	$66,989	$(12,866)	(19)%

Total revenues decreased $12.9 million, or 19%, to $54.1 million during the three months ended March 31, 2013 as compared to the comparable period in fiscal 2012. International revenues represented approximately 6% of total revenues during the three months ended March 31, 2013 and 2012.

Net MCE revenues decreased $8.8 million, or 18%, during the three months ended March 31, 2013 as compared to the same period in fiscal 2012. This decrease was primarily driven by lower defense sales of $10.6 million which were slightly offset by a $1.8 million increase in commercial sales. The decrease in MCE defense revenues was driven by the decline in Patriot and unmanned aircraft vehicle (“UAV”) program revenue year over year and a general slowdown in funding due to constraints on U.S. defense spending and uncertainties surrounding the future defense budget. This decline was partially offset by $10.4 million of revenues from the acquisition of Micronetics.

Net MDIS revenues decreased $2.3 million during the three months ended March 31, 2013 as compared to the same period in fiscal 2012. This decrease was primarily driven by lower revenues generated on contracts due to customer funding delays.

Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 41.7% for the three months ended March 31, 2013, a decline of 10.6% from the 52.3% gross margin achieved during the same period in fiscal 2012. The decrease in gross margin was primarily due to a shift in program revenue mix coupled with a revenue decline in our higher margin organic MCE computing business. In addition, revenues derived from the acquired Micronetics business generate lower gross margins than our organic MCE computing business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $1.3 million, or 9%, to $13.9 million during the three months ended March 31, 2013, compared to $15.2 million during the comparable period in fiscal 2012. The decrease was primarily due to a $1.8 million decrease in employee compensation expense from the cost reduction initiatives as a result of our fiscal 2013 restructuring plan, which was partially offset by a $0.5 million increase in employee compensation costs as a result of the Micronetics acquisition. Selling, general and administrative expenses increased as a percentage of revenues to 25.7% during the three months ended March 31, 2013 from 22.7% during the same period in fiscal 2012 due to lower revenues in the third quarter of fiscal 2013 as compared to the comparable period in fiscal 2012.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $3.9 million, or 34%, to $7.5 million during the three months ended March 31, 2013, compared to $11.4 million during the comparable period in fiscal 2012. The decrease was primarily due to cost reduction initiatives as a result of our fiscal 2013 restructuring plan, including a $3.5 million decrease in employee compensation expense and a $1.1 million decrease in costs of prototype and development materials. These decreases were partially offset by $0.5 million in lower resource allocations to customer funded projects and a $0.2 million increase due to the acquisition of Micronetics.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of acquired intangible assets increased $1.2 million, to $2.4 million for the three months ended March 31, 2013 as compared to $1.1 million during the comparable period in fiscal 2012, primarily due to amortization of intangible assets from the Micronetics acquisition.

RESTRUCTURING EXPENSE

We implemented restructuring plans in the first quarter of fiscal 2013 and in the fourth quarter of fiscal 2012. These plans consisted of involuntary separation costs related to a reduction in force and facility costs related to the outsourcing of certain manufacturing activities. The plans were implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for defense budget sequestration. The $0.2 million of restructuring expense recorded during the three months ended March 31, 2013 was primarily attributed to charges for facility space idled during the period.

OTHER INCOME, NET

Other income, net decreased $0.5 million, or 96%, to less than $0.1 million during the three months ended March 31, 2013, as compared to the same period in fiscal 2012. Other income, net consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts offset by foreign currency exchange losses as the U.S. dollar strengthened against the Japanese yen. Interest income and interest expense were de minimis.

INCOME TAXES

We recorded an income tax benefit of $2.2 million during the three months ended March 31, 2013 as compared to a $2.4 million income tax provision for the comparable period in fiscal 2012. Our income tax benefit for the three months ended March 31, 2013 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits including $1.7 million as a result of the retroactive extension of these research and development tax credits. Our effective tax rate during the comparable period in fiscal 2012 also differed from the federal statutory rate primarily due to the impact of the Section 199 manufacturing deduction and research and development tax credits.

SEGMENT OPERATING RESULTS

We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE decreased $4.1 million during the three months ended March 31, 2013 to $4.4 million as compared to $8.5 million for the comparable period in fiscal 2012. The decrease in adjusted EBITDA is primarily driven by lower revenues of $8.8 million coupled with lower product mix-related margins.

Adjusted EBITDA for MDIS decreased $2.2 million during the three months ended March 31, 2013 to $0.9 million as compared to $3.1 million for the comparable period in fiscal 2012. The decrease in adjusted EBITDA was primarily due to lower revenues and corresponding gross margin due to customer funding delays. See Note K to our consolidated financial statements included in this report for more information regarding our reportable segments.

Nine months ended March 31, 2013 compared to the nine months ended March 31, 2012

The following tables set forth, for the nine months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2013	As a % of Total Net Revenue	March 31, 2012	As a % of Total Net Revenue
Net revenues	$153,355	100.0%	$184,070	100.0%
Cost of revenues	92,819	60.5	78,178	42.5

Gross margin	60,536	39.5	105,892	57.5
Operating expenses:
Selling, general and administrative	43,025	28.1	43,281	23.5
Research and development	25,130	16.4	35,041	19.0
Amortization of intangible assets	6,374	4.2	2,651	1.5
Restructuring and other charges	5,429	3.5	—	—
Acquisition costs and other related expenses	304	0.2	763	0.4

Total operating expenses	80,262	52.4	81,736	44.4

(Loss) income from operations	(19,726)	(12.9)	24,156	13.1
Other income, net	455	0.3	1,309	0.7

(Loss) income from operations before income taxes	(19,271)	(12.6)	25,465	13.8
Tax (benefit) provision	(8,075)	(5.3)	8,522	4.6

Net (loss) income	$(11,196)	(7.3)%	$16,943	9.2%

REVENUES

(In thousands)	March 31, 2013	March 31, 2012	$ Change	% Change
MCE	$110,369	$159,438	$(49,069)	(31)%
MDIS	42,899	24,628	18,271	74%
Eliminations	87	4	83	2,075%

Total revenues	$153,355	$184,070	$(30,715)	(17)%

Total revenues decreased $30.7 million, or 17%, to $153.4 million during the nine months ended March 31, 2013 as compared to the comparable period in fiscal 2012. International revenues represented approximately 6% and 4% of total revenues during the nine months ended March 31, 2013 and 2012, respectively.

Net MCE revenues decreased $49.1 million, or 31%, during the nine months ended March 31, 2013 as compared to the comparable period in fiscal 2012. This decrease was primarily driven by lower defense sales, which decreased $51.9 million, slightly offset by a $2.8 million increase in commercial sales. The decrease in MCE defense revenues was driven by the decline in Joint Strike Fighter, Patriot and a classified program revenues year over year and a general slowdown in funding due to constraints on U.S. defense spending and uncertainties surrounding the future defense budget. This decline was partially offset by $24.8 million of revenues from the acquisition of Micronetics.

Net MDIS revenues increased $18.3 million during the nine months ended March 31, 2013 as compared to the same period in fiscal 2012. This increase was primarily driven by $11.4 million and $6.9 million of additional revenues contributed from newly acquired businesses.

Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN

Gross margin was 39.5% for the nine months ended March 31, 2013, a decline of 18% from the 57.5% gross margin achieved during the comparable period in fiscal 2012. The decrease in gross margin was primarily due to a shift in program revenue mix coupled with a revenue decline in our higher margin organic MCE computing business. In addition, the acquisitions of KOR, PDI, and Micronetics realize lower gross margins than our organic MCE computing business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $0.3 million, or 0.6%, to $43.0 million during the nine months ended March 31, 2013, compared to $43.3 million during the comparable period in fiscal 2012. The decrease was primarily due to a decrease in employee compensation expense from the cost reduction initiatives as a result of our fiscal 2012 and 2013 restructuring plans, which was partially offset by an increase in employee compensation costs as a result of the KOR, PDI, and Micronetics acquisitions. Selling, general and administrative expenses increased as a percentage of revenues to 28.1% during the nine months ended March 31, 2013 from 23.5% during the same period in fiscal 2012 due to lower revenues in the first nine months of fiscal 2013 as compared to the comparable period in fiscal 2012.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $9.9 million, or 28.3%, to $25.1 million during the nine months ended March 31, 2013, compared to $35.0 million during the comparable period in fiscal 2012. The decrease was primarily due to cost reduction initiatives as a result of our fiscal 2012 and 2013 restructuring plans, including a $7.3 million decrease in employee compensation expense, and a $3.2 million decrease in costs of prototype and development materials. These decreases were partially offset by lower resource allocations to customer funded projects in fiscal 2013 as compared to fiscal 2012.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of acquired intangible assets increased $3.7 million, to $6.4 million for the nine months ended March 31, 2013 as compared to $2.7 million during the comparable period in fiscal 2012, primarily due to amortization of intangible assets from the KOR, PDI and Micronetics acquisitions.

RESTRUCTURING EXPENSE

There was $5.4 million of restructuring expense recorded during the nine months ended March 31, 2013. The restructuring plan implemented in the first quarter of fiscal 2013 consisted of involuntary separation costs related to the reduction in force which eliminated 142 positions largely in engineering, manufacturing and administrative functions, as well as reductions associated with the first phase of integration of Micronetics. The 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for defense budget sequestration. In addition we incurred charges during the nine months ended March 31, 2013 for facility space idled during the period.

ACQUISITION COSTS AND OTHER RELATED EXPENSES

Acquisition costs and other related expenses decreased $0.5 million, to $0.3 million for the nine months ended March 31, 2013 as compared to $0.8 million during the comparable period in fiscal 2012. The acquisition costs and other related expenses incurred during the nine months ended March 31, 2013,were in connection with the acquisition of Micronetics. The acquisition costs and other related expenses incurred during the nine months ended March 31, 2012 were in connection with the KOR and PDI acquisitions.

OTHER INCOME, NET

Other income, net decreased $0.9 million, or 65%, to $0.5 million during the nine months ended March 31, 2013, as compared to the comparable period in fiscal 2012. Other income, net consists of $0.9 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts offset by foreign currency exchange losses as the U.S. dollar strengthened against the Japanese yen. Interest income and interest expense were de minimis.

INCOME TAXES

We recorded an income tax benefit of $8.1 million during the nine months ended March 31, 2013 as compared to a $8.5 million income tax provision for the comparable period in fiscal 2012. Our income tax benefit for the nine months ended March 31, 2013 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits including $1.7 million as a result of the retroactive extension of these research and development tax credits. Our effective tax rate for the nine months ended March 31, 2012 also differed from the federal statutory rate primarily due to the impact of the Section 199 manufacturing deduction and research and development tax credits.

SEGMENT OPERATING RESULTS

We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE decreased $31.6 million during the nine months ended March 31, 2013 to $3.2 million as compared to $34.8 million for the comparable period in fiscal 2012. The decrease in adjusted EBITDA is primarily driven by lower revenues of $49.1 million coupled with lower product mix-related margins.

Adjusted EBITDA for MDIS increased slightly to $4.7 million during the nine months ended March 31, 2013 as compared to $4.6 million in the comparable period in fiscal 2012. Lower margins related to a wide area persistent surveillance contract were offset by increased revenues generated by newly acquired businesses.

See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity comes from existing cash and cash equivalents. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Senior Unsecured Credit Facility

On October 12, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200.0 million senior unsecured revolving line of credit (the “Revolver”). We can borrow up to $200.0 million based on consolidated EBITDA for the four quarters ended March 31, 2013 and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.

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

The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, on a consolidated basis for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; at March 31, 2013, we are in compliance with a maximum leverage ratio of 3.25x and a minimum interest coverage ratio of 3.0x. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.

As of March 31, 2013, there was $54.6 million of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $3.0 million. We were in compliance with all covenants and conditions under the Credit Agreement.

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

Shelf Registration Statement

On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.

CASH FLOWS

	As of and for the nine month period ended March 31,
(In thousands)	2013	2012
Net cash (used in) provided by operating activities	$(6,693)	$27,687
Net cash used in investing activities	$(70,245)	$(77,139)
Net cash (used in) provided by financing activities	$(3,950)	$1,351
Net decrease in cash and cash equivalents	$(80,819)	$(48,030)
Cash and cash equivalents at end of period	$35,145	$114,845

Our cash and cash equivalents decreased by $80.8 million from June 30, 2012 to March 31, 2013, primarily as a result of the $67.7 million payment, net of cash acquired, to acquire Micronetics, a $6.6 million payment to repay debt held by Micronetics, and funding a $6.7 million cash out flow from operating activities.

Operating Activities

During the nine months ended March 31, 2013, we used $6.7 million in cash for operating activities compared to $27.7 million in cash generated from operating activities during the same period in fiscal 2012. The $34.4 million decline in cash generated by operating activities was primarily a result of lower comparable net income of $28.1 million and a $13.9 million increase in cash used for payables and accrued expenses. These increases in the use of cash were partially offset by $2.4 million in lower inventory purchases and $2.0 million generated from higher deferred revenues. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the nine months ended March 31, 2013, we used cash of $70.2 million in investing activities compared to $77.1 million used by investing activities during the same period in fiscal 2012. The $6.9 million decrease in cash used in investing activities was primarily driven by $2.7 million of less cash spent on acquisitions and $4.2 million of lower purchases of property and equipment.

Financing Activities

During the nine months ended March 31, 2013, we used $3.9 million in financing activities compared to $1.4 million generated from financing activities during the same period in fiscal 2012. The $5.3 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition, offset by the release of $3.0 million of cash formerly restricted in support of a letter of credit which is presently supported by our Credit Agreement, and $0.8 million in financing fees associated with the Credit Agreement.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2013:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$19,016	$19,016	$—	$—	$—
Operating leases	12,712	4,133	5,668	2,911	—
Capital lease obligations and other	919	431	488	—	—

	$32,647	$23,580	$6,156	$2,911	$—

We have a liability at March 31, 2013 of $2.8 million for uncertain tax positions, not included in the table above, that has been taken or is expected to be taken in various income tax returns. We expect to make a payment of $0.5 million in the next twelve months as a result of resolutions of certain tax positions.

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $19.0 million at March 31, 2013.

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

OFF -BALANCE SHEET ARRANGEMENTS

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

Adjusted EBITDA, the profitability measure for our segment reporting, is defined as net income (loss) before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$788	$5,245	$(11,196)	$16,943
Interest expense, net	5	5	24	14
Tax (benefit) provision	(2,232)	2,380	(8,075)	8,522
Depreciation	2,068	1,970	6,470	5,730
Amortization of intangible assets	2,356	1,143	6,374	2,651
Restructuring and other charges	228	—	5,429	—
Acquisition costs and other related expenses	32	145	304	763
Fair value adjustments from purchase accounting	96	(223)	2,293	(245)
Stock-based compensation cost	1,901	1,342	6,265	5,194

Adjusted EBITDA	$5,242	$12,007	$7,888	$39,572

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by operating activities less capital expenditures for property and equipment. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation. We believe that trends in our free cash flow are valuable indicators of our operating performance and liquidity.

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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Nine Months Ended March 31,
(In thousands)	2013	2012
Cash provided by (used in) operating activities	$(6,693)	$27,687
Capital expenditures	(2,259)	(6,438)

Free cash flow	$(8,952)	$21,249

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts to be reclassified in their entirety to net income not required by U.S. GAAP, the entity is required to cross-reference details to other disclosures required by U.S. GAAP that provide detail about those amounts. The ASU is effective prospectively for annual reporting periods beginning after December 15, 2012. This guidance is not expected to have a material impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from June 30, 2012 to March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+	Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 10, 2013.

MERCURY SYSTEMS, INC.

By:	/S/ KEVIN M. BISSON
Kevin M. Bisson
Senior Vice President,
Chief Financial Officer, and Treasurer