Form 10-K
period 2013-06-30
MERCURY SYSTEMS INC
filed 2013-08-16
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 0-23599

MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $273.5 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2013: 32,388,030 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on October 22, 2013 (the “Proxy Statement”) are incorporated by reference into Part III of this report.
Exhibit Index on Page 78

MERCURY SYSTEMS, INC.

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

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2013 refers to the period from July 1, 2012 to June 30, 2013.

ITEM 1.	BUSINESS
Our Company
We provide commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and world-class service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Predator and Reaper. We also deliver services and solutions in support of the intelligence community. Mercury Systems operates across a broad spectrum of defense and intelligence programs and we deliver our solutions and services via three business units: (i) Mercury Commercial Electronics; (ii) Mercury Defense Systems and; (iii) Mercury Intelligence Systems.
Mercury Commercial Electronics, or MCE, delivers innovative, commercially developed, open sensor and Big Data processing systems for critical commercial, defense and intelligence applications. We deliver solutions that are secure and based upon open architectures and widely adopted industry standards. We deliver rapid time-to-value and world-class service and support to prime defense contractors and commercial customers. MCE provides solutions to prime contractor customers on a variety of programs. MCE also provides technology building blocks to Mercury Defense Systems on key classified and unclassified programs. MCE has a legacy of embedded multi-computing and embedded sensor processing expertise. More recently, MCE has added substantial capabilities around radio frequency ("RF") and microwave technologies as well as emerging new manufacturing capabilities to bring design, production and test capabilities of our RF and microwave solutions to market on a more scalable basis.
Mercury Defense Systems, or MDS, delivers innovative, open sensor processing solutions to the Department of Defense ("DoD") and key prime defense contractors leveraging commercially available technologies and solutions (or “building blocks”) from our MCE business. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), electronic warfare ("EW"), and electronic counter measures ("ECM") markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, signal intelligence ("SIGINT") and radar test and simulation.
Mercury Intelligence Systems, or MIS, delivers technologically advanced hardware and software data processing solutions and predictive analytics capabilities to address intelligence community and DoD mission needs. Our unique approach and solutions facilitate the transformation of raw data into information and then into actionable intelligence. MIS provides Big Data processing capabilities, streaming and predictive analytics, and multi-intelligence analysis for our customers, often utilizing cloud computing models and other emerging computing technologies and methodologies.
Our three business units allow us to deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the DoD and the intelligence community.
We report under two business segments: (i) Mercury Commercial Electronics and; (ii) Mercury Defense and Intelligence Systems ("MDIS"). We combined the MDS and MIS business units as they both entail similar products and services and a similar customer base.
Our consolidated revenues, net (loss) and adjusted EBITDA for fiscal 2013 were $208.8 million, $(13.2) million and $11.7 million, respectively. Our consolidated revenues, income from continuing operations and adjusted EBITDA for fiscal 2012 were $244.9 million, $22.6 million and $48.9 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EBITDA to net loss.

Recent Developments
During the first quarter of fiscal 2013, and as a result of a significant decline in bookings and revenue, we announced a restructuring plan ("2013 Plan") impacting primarily the MCE business segment. The plan consisted of the elimination of 142 positions primarily in engineering and support staff areas. Additionally, during the fourth quarter of fiscal 2013, as a result of the integration activities surrounding our recent acquisitions, we initiated a plan that included the sale of our Hudson, NH facility and the elimination of 17 positions primarily in operations. We incurred restructuring charges of $7.1 million for the fiscal year ended June 30, 2013 and expect to realize approximately $22 million in annual savings from these activities.
On January 1, 2013, we reorganized internally to logically group our expanded capabilities with our recent acquisitions of LNX, KOR Electronics, PDI, and Micronetics. This internal reorganization grouped our product and service offerings into three business units: MCE, MDS and MIS.
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
In November 2007, we embarked on a strategy to refocus the business and return to growth and profitability. Since then, we have successfully sold or shut down five non-core business units, returned the Company to profitability and growth for four consecutive years, and transformed the Company into a best-of-breed provider of commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. Fiscal 2013 was a challenging year in light of uncertainty within the defense sector. Despite macro-industry challenges, fiscal 2013 highlights for the Company included:

•	bookings of $220 million with a 1.1 book-to-bill ratio;

•	record backlog of $140 million

•	signed a new $200 million senior unsecured line of credit and as of June 30, 2013 there were no borrowings outstanding;

•	successful integration of the former Micronetics business, adding substantial capabilities around RF and microwave to help continue the build-out of the sensor processing chain;

•	opened a new classified Big Data development center; and

•	entered into a new 70,000 square foot lease for an Advanced Microelectronics Center.
Over the past six years, we continued to have success on programs such as Aegis, Global Hawk, Gorgon Stare, Predator and Reaper and have reinvested in our business. We improved our position as a best-of-breed provider in our target markets, with major design wins including the Patriot missile program, and SEWIP, the EW improvement program for surface vessels to counteract a variety of emerging threats. In fiscal 2010, we grew organically, improved our working capital position and profitability metrics, continued to refresh our product portfolio, and grew our services and systems integration business. We strengthened our position in our core intelligence, surveillance and reconnaissance ("ISR"), EW and ballistic missile defense markets and believe our position in these markets will continue to grow. In fiscal 2011 and 2012, we continued to strengthen and grow our core business by enhancing our product portfolio and increasing our ISR, EW, and missile defense system domain expertise and capabilities. During fiscal 2013, we addressed significant industry headwinds aggressively by aligning our cost structure to lower revenue levels via two restructuring actions. These initiatives reduced our operating expenses by approximately $22 million annually. In addition, we acquired unique EW program capabilities through the acquisition of Micronetics early in fiscal 2013.
We continue to be successful on our existing programs and to pursue new design wins on high growth, high priority programs. In response to new and emerging threats, and the need for better intelligence in shorter time frames, we have developed new products and capabilities that, in conjunction with our customers, seek to address those areas of concern. We have also grown and anticipate growing further through acquisitions that will complement, strengthen and grow our core business. While we look at acquisitions on an on-going basis, we also are doing this as we balance our assessment of the industry environment, our business outlook and the potential to further build-out the sensor processing chain, all while also prudently managing the business. As a result of these efforts, we believe we are well-positioned to capture existing and future growth opportunities in our end markets. We also continually look at our organizational, product development, and go-to-market capabilities to ensure we maintain an orientation towards “time to value” for our customers. This approach will help us reach our goal of providing the best solutions as we apply our commercially developed technologies to solve complex customer problems.

Our Market Opportunity
Our market opportunity is defined by the growing demand for advanced sensor processing capabilities within the defense industry, as well as the burgeoning needs of the intelligence community to handle Big Data processing, analytics and analysis challenges. Our primary market has historically been the defense sector, specifically C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ballistic missile defense; and commercial markets, which include commercial communications and other commercial computing applications. We believe we are well-positioned in growing, sustainable market segments of the defense sector that leverage advanced technology to improve warfighter capability and provide enhanced force protection capabilities.
We believe there are a number of evolving trends that are reshaping our target market and accordingly provide us with attractive growth opportunities, including:
The defense electronics market is expected to grow in government fiscal 2014, in spite of DoD budget uncertainty, opaque execution of the U.S. budget sequestration mandate, and on-going uncertainty around future spending. According to The Teal Group, the defense electronics market is projected to increase from $40.4 billion in government fiscal 2013 to $41.7 billion in government fiscal 2014. Defense electronic spending represents approximately 6% of the total DoD spending annually. We believe ISR, EW and ballistic missile defense have a high priority for future DoD spending. We have positioned ourselves well in these important areas and have won a position on many programs and platforms. We continue to build on our strengths as a best-of-breed provider in the design and development of performance optimized electronic sub-systems for the ISR and EW markets. As a leader in these markets, we often contract with multiple defense prime contractors as they bid for a particular project, thereby increasing our chance of a successful outcome.
The rapidly expanding demand for tactical ISR is leading to significant growth in sensor data being generated, causing even greater demand for the capability of our products to process data onboard platforms. An increase in the prevalence and resolution of ISR sensors is generating significant growth in the associated data that needs to be turned into information for the warfighter in a timely manner. In addition, several factors are driving the defense and intelligence industries to demand greater capability to collect and process data onboard the aircraft, unmanned aerial vehicles, or UAVs, ships and other vehicles, which we refer to collectively as platforms. Each platform has limited communications bandwidth and cannot realistically transmit all the data that is collected onboard the platform, and this problem will increase over time as sensor generated data will continue to outstrip data communication capabilities. Looking forward, we believe our armed forces will need platforms that operate more autonomously and possibly in denied communication environments. In addition, the platforms themselves require increased persistence, and reducing the need to communicate data off the platform can help increase the ability of the platform to remain on or fly above the battlefield for extended periods. Finally, the scarcity and cost of human analysts, the demand for timely and relevant quality information and the increasing need to fuse data not only from multiple onboard sensors but also with intelligence generated from other platforms is causing even greater demand for the onboard processing capabilities our products provide.
Rogue nations’ missile programs and threats from peer nations are causing greater investment in new EW and ballistic missile defense capabilities. There are a number of new and emerging threats, such as peer nations developing stealth technologies, including stealth aircraft and new anti-ship ballistic missiles that potentially threaten the U.S. naval fleet. Finally, U.S. armed forces require enhanced signals intelligence and jamming capabilities. In response to these emerging threats, we have engaged in the following:

•	we provide the core radar processing on both the Aegis ballistic missile defense system as well as the Patriot missile system, a ground-based missile defense platform;

•
we provide advanced RF, microwave and digital products for the U.S. Navy's SEWIP Block 2 program, designed to upgrade the Naval Surface Fleet EW capability and counteract a range of new emerging threats;

•	we provide radar processing capabilities for the F-22 Raptor and F-35 Joint Strike Fighter, the latest generation of U.S. stealth-enabled fighters;

•
we provide RF and microwave content for the U.S. Airforce F-15 EW upgrade program, designed to provide fighter jets with advanced radar warning and countermeasures capabilities. This is applicable to both U.S. DoD and foreign military sales; and

•
to respond to the need for the modernization and upgrades to radar capabilities on the F-16, we recently achieved a new design win for the next generation of the Scalable Agile Beam Radar, or SABR, program.

The long-term DoD budget pressure is pushing more dollars toward upgrades of the electronic sub-systems on existing platforms, which may increase demand for our products. The DoD is moving from major new weapons systems developments to upgrades of the electronic sub-systems on existing platforms. These upgrades are expected to include more sensors, signal processing, ISR algorithms, multi-intelligence fusion exploitation, computing and communications. We believe that upgrades to provide new urgent war fighting capability, driven by combatant commanders, are occurring more rapidly than traditional defense prime contractors can easily react to. We believe these trends will cause defense prime contractors to increasingly seek out our high performance, cost-effective open architecture products.
Defense procurement reform is causing the defense prime contractors to outsource more work to best-of-breed companies. The U.S. government is intensely focused on making systems more affordable and shortening their development time. As a company that provides commercial items to the defense industry, we believe our products are often more affordable than products with the same functionality developed by a defense prime contractor. Defense prime contractors are increasingly being asked to work under firm fixed price contract awards, which can pressure profit margins and increase program risk. Defense prime contractors are also being asked to produce systems much more rapidly than they have in the past. In addition, the U.S. government is demanding more use of commercial items and open system architectures. In this budget environment, there are fewer research and development dollars available with which defense prime contractors can invest early-on to differentiate their offerings while competing for new program awards or re-competes. As a result, defense prime contractors are generally trying to adjust their cost model from a high fixed cost model to a variable cost model. All of these factors are forcing the defense prime contractors to outsource more work to best-of-breed subcontractors, and we have transformed our business model over the last several years to address these long-term outsourcing needs and other trends.
A Growing Role in Big Data. In a world of increasing information flow, the intelligence community and DoD are faced with the problem of processing extremely large volumes of data, and transforming that data into actionable intelligence. We have technologies and solutions that are currently being used, and will be seeing increased usage moving forward, for these types of applications. We will continue to invest in technologies and service capabilities that enhance our value in this important area. We leverage both traditional computing models and increasingly leverage cloud-based applications and analytic processes to allow us to efficiently process and analyze Big Data on shared application platforms. In May 2013, we announced and opened our new Big Data development center at our Mercury Intelligence Systems facility in Aurora, Colorado.
Our Business Strategy
Our strategy is built around our key strengths as a best-of-breed provider of commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. By driving this strategy consistently, we are able to help our customers, mostly defense prime contractors, and the intelligence community, to reduce program cost, minimize technical risk, and stay on-schedule. Tactically, we have a well earned reputation of relentless execution on behalf of our customers that supports the successful evolution of our strategy.
We intend to accelerate our strategic direction through continued investment in advanced new products and solutions development in the fields of radio frequency, analog-to-digital and digital to analog conversion, advanced multi- and many-core sensor processing systems including GPUs, embedded security, digital storage, and digital radio frequency memory ("DRFM") solutions as well as software defined communications capabilities. We leverage our Services and Systems Integration business, or SSI, to accelerate our move to become a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, best-of-breed solutions within the markets we serve. Services-led engagements in SSI can help lead to long-term production sub-system annuity revenues that will continue long after the initial services are delivered. This business model positions us to be paid for work we would have previously expensed through our own income statement, to team concurrently with multiple defense prime contractors as they pursue new business with the government, and to engage with our customers much earlier in the design cycle and ahead of our competition. In fiscal 2013, we have substantially added to our technology portfolio by adding capabilities in RF and microwave subsystems and components as critical building blocks to support programs in EW, electronic attack ("EA"), and electronic countermeasures ("ECM").
Key elements of our strategy to accomplish our continued growth objectives include:
Achieve Design Wins on High Growth, High Priority Defense Programs. We believe that the most significant long-term, leading indicator in our business is the number and probable value of design wins awarded. We believe our advanced embedded sensor processing solutions position us well going forward to capture design wins on key high growth, high priority defense programs within our targeted segments of the C4ISR market. We have won designs in persistent ISR related signals intelligence payloads on UAVs and other aerial platforms. As a result of these successes, we now have significant content on all major UAV platforms, including Global Hawk, Predator, Triton (previously known as Broad Area Maritime Surveillance or "BAMS"), Reaper and Gorgon Stare. Our ballistic missile defense wins include additional designs on the Aegis program, as well as wins on the Patriot missile program. In EW, we have won key designs related to the U.S. Navy's SEWIP program and the Ships Signal Exploitation Equipment ("SSEE") programs. Additional wins in the critical EW space include the Navy's Filthy Badger and Filthy Buzzard programs, focusing on vulnerability assessment and training for manned aircraft. Together, these wins represent substantial opportunity for us in the years ahead.

Continue to Provide Excellent Performance on Our Existing Programs. The foundation for our growth remains our continued involvement with existing programs that are in late-stage development or currently in production, such as Aegis, the F-35 Joint Strike Fighter, Patriot missile, the F-16 and F-15 aircrafts, the Global Hawk, Predator and Reaper UAVs, the P-8 MMA as well as the Suite of Integrated Radio Frequency Countermeasures ("SIRFIC") program. As part of a long-term reprioritization, the DoD is shifting its emphasis from major new weapons systems development to upgrades of existing programs and platforms. We believe the upgrades on these programs focus on four key areas: improved sensors; more advanced on-board embedded computing; enhanced ISR algorithms; and better communications on and off the platform. A key element of our strategy is to continue to provide high performance, cost-effective solutions on these programs and for these customers as a best-of-breed provider.
Pursue Strategic, Capability-Enhancing Acquisitions. We will continue to pursue selective strategic acquisitions of profitable growing businesses to augment our businesses using the following strategies: adding technologies or products that expand MCE's core business by competing more effectively in the ISR, EW, and missile defense markets; adding content and services to the defense and intelligence programs and platforms in which we currently participate or could participate in the future; enhancing key customer relationships and forming relationships with potential new customers; and adding a platform company that we can build around in our intelligence business. Our acquisitions of LNX, KOR, and PDI in fiscal 2011 and 2012 support all three of these objectives. Adding LNX to our business significantly strengthened our product portfolio in radio frequency and our capabilities in signals intelligence and EW. Similarly, adding KOR has brought capabilities with DRFM technologies that combine well with the RF domain expertise of LNX and the embedded computing and packaging design expertise developed organically at Mercury. The acquisition of the former PDI (now MIS) has expanded our Big Data analytics capabilities within certain intelligence agencies. Our acquisition of Micronetics in fiscal 2013 expands our RF and microwave technology and subsystems integration capabilities. Our acquisition strategy also focuses on broadening our customer base.
Capitalize on Outsourcing and Other Dynamics in the Defense and Intelligence Industries. We are well-positioned to take advantage of several changing dynamics in the defense industry. Defense prime contractors are increasingly being awarded firm fixed price contracts. These contracts shift risk to the defense prime contractors, and as a result they are beginning to outsource increasing levels of sub-system development and production and other higher value program content. In addition, the U.S. government is shifting toward shorter program timelines, which require increased flexibility and responsiveness from defense prime contractors. Finally, more programs are moving to open systems architectures encompassing best-of-breed capabilities. We believe that these dynamics will result in defense prime contractors outsourcing increasing levels of program content to us as a best-of-breed provider of differentiated products, sub-systems engineering services and system integration.
Leverage Our Research and Development Efforts to Anticipate Market Needs and Maintain our Technology Leadership. Our high performance, quick reaction sub-systems and capabilities require increasingly more sophisticated hardware, software and middleware technology. In addition, as the defense and intelligence industries shift to products with open systems architectures, we believe that our software expertise will become increasingly important and differentiates us from many of our competitors as we have the ability to map complex algorithms onto size, weight, and power-constrained on-board embedded sensor processing solutions. We have substantially and will continue to refresh both our sensor processing and multicomputer product lines while increasing our product development velocity. Faster product development velocity aligns us with the U.S. government’s demands on the defense prime contractors for quick reaction capabilities. By shortening our product development times, we have been able to quickly launch the products we need to win new designs from the defense prime contractor community that will ultimately generate bookings and revenue for us. We intend to continue to utilize company and customer-funded research and development, as well as our acquisition strategy, to develop technologies, products and solutions that have significant potential for near-term and long-term value creation in both the defense and intelligence markets. We devote significant resources in order to anticipate the future requirements in our target defense and intelligence markets, including monitoring and pioneering advances in advanced embedded computing hardware and software, anticipating changes in U.S. government spending and procurement practices and leveraging insight from direct interaction with our customers.
Our Competitive Strengths
We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:
Best-of-Breed Sub-System Solutions Provider for the C4ISR and EW Markets. Through our commercially-developed, high-performance embedded sensor processing solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate sub-system-level capabilities allows us to provide solutions that most effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and intelligence processing onboard the platform. We leverage our deep expertise in embedded multi-computing, embedded sensor processing, with the recent addition of best of breed RF and microwave subsystems and components, to provide solutions across the sensor processing chain. Our deep domain knowledge within MDS along with Big Data prowess within MIS round-out our full capabilities in service to our prime contractor, DoD, and intelligence community customers.
Diverse Mix of Stable, High Growth Programs Aligned with DoD Funding Priorities. Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, airborne reconnaissance, EW, ECM, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, Patriot missile, and SEWIP. In addition, we consistently leverage our technology and capability across 15 to 20 programs on an annual basis, providing significant operating leverage and cost savings.
Value-Added Sub-System Solution Provider for Defense Prime Contractors. Because of the DoD’s shift towards a firm fixed price contract procurement model, an increasingly uncertain budgetary and procurement environment, and increased budget pressures from both the U.S. and allied governments, defense prime contractors are accelerating their move towards outsourcing opportunities to help mitigate the increased program and financial risk. Our differentiated advanced sensor processing solutions offer meaningful capabilities upgrades for our customers and enable the rapid, cost-effective deployment of systems to the end customer. We believe our open architecture sub-systems offer differentiated sensor processing and data analytics capabilities that cannot be easily replicated. Our solutions minimize program risk, maximize application portability, and accelerate customers’ time to market.
MDS Enables the Delivery of Platform-Ready Solutions for Classified Programs. MDS was created in fiscal 2013 to enable us to directly pursue systems integration opportunities within the DoD and U.S. intelligence community. On top of that, we now have the ability, within MDS, to draw on the critical subsystem innovations from MCE. We believe the development work through MDS will provide us leverage and implement key classified government intellectual property, including critical intelligence and signal processing algorithms. Within MDS, we will also be able to leverage our combination of domain knowledge, plus building blocks from MCE to serve the needs of our core defense prime contractor customer base. We believe that MDS also provides us the opportunity to directly integrate these building blocks along with intellectual property onto our existing MCE business, enabling us to deliver platform-ready integrated ISR sub-systems that leverage our open architecture solutions and address key government technology and procurement concerns. MDS operations in this environment will also influence future product development so that critical future needs can be met in a timely manner.
Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense and intelligence industries over our 30 years in the defense electronics industry. Our customers include BAE Systems, the Boeing Company, ITT Exelis, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements.
Proven Management Team. Over the past several years, our senior management team has refocused the Company on its economic core, developed a long-term compelling strategy for the defense and intelligence markets and restored profitability to the business. Having completed these critical steps to rebuild the Company and with a senior management team with significant experience in growing and scaling businesses, both through operating execution and acquisitions, we believe that we have demonstrated our operational capabilities and we are well-positioned for the next phase to transform, grow and scale our business.
Our Solutions and Products
Services and Systems Integration (“SSI”)
As part of our strategy, we are continuing to invest in our SSI capability. SSI is tasked with partnering with defense prime contractors to deliver sub-system level engineering expertise as well as ongoing systems integration services. Our SSI capability addresses our strategy to capitalize on the multi-billion dollar sub-system market within the defense embedded electronics market segment.
As the U.S. government mandates more outsourcing and open standards, a major shift is occurring within the defense prime contractor community towards procurement of integrated sub-systems that enable quick application level porting through standards-based methodologies. We believe that our core expertise in this area is well aligned to capitalize on this trend. By leveraging our open architecture and high performance modular product set, we provide defense prime contractors with rapid deployment and quick reaction capabilities through our professional services and systems integration offerings. This results in less risk for the defense prime contractors, shortened development cycles, quicker solution deployment and reduced lifecycle costs.

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
Our software is developed using some of the most advanced integrated development environments ("IDE’s"), such as Eclipse, and our work is done on multiple platforms including open source platforms such as Linux. Our software development teams are schooled in the most up-to-date software development methodologies.
Our software and middleware provides customer application-level algorithm portability across rapidly evolving hardware processor types with math and input/output, or I/O, interfaces running at industry leading performance rates. In order to develop, test and integrate software ahead of hardware availability, we have invested in the notion of a Virtual Multi-Computer. The Virtual Multi-Computer model allows for concurrent engineering internally and with customers to accelerate time to deployment, improve quality and reduce development costs. In most cases, these software products are bundled together with broader solutions including hardware and/or services, while in other cases they are licensed separately.
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
Hardware Products
We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing and image processing applications, multi-computer interconnect fabrics, sensor interfaces and command and control functions. To maintain a competitive advantage, we seek to leverage technology investments across multiple product lines. We are also influential in the industry-standard organizations associated with our market segments. For example, we started the OpenVPXTM initiative with the goal of providing customers with multi-vendor interoperable hardware built to well-defined system standards. We continue to leverage our embedded high performance processing technologies with our Intel server-class processing products as well as graphics based processor ("GPGPU") products. While this multi-computing and embedded processing technology is a core skill of Mercury Systems, the size, weight, and power ("SWaP") constraints that occur concurrent with the high performance embedded processing create unique challenges. For example, with the heat build-up involved in small subsystems, we introduced a key innovation in fiscal 2013 designed to address this challenge. The technology is called Air-Flow-ByTM and it allows previously unattainable levels of processing power within a small footprint by reducing heat so the processor can perform as designed.
Our hardware products are typically compute-intensive and require extremely high inter-processor bandwidth and high I/O capacity. These systems often must also meet significant size, weight and power constraints for use in aircraft, UAVs, ships and other vehicles, and be ruggedized for use in highly demanding use environments. They are used in both commercial industrial applications, such as ground radar air traffic control, and advanced defense applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command, control, communication and information systems, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
To address the current challenges facing the war fighter, our government and defense prime contractors, we have developed a new product architecture that supports a more dynamic, iterative, spiral development process by leveraging open architecture standards and leading-edge commercial technologies and products. Configured and productized as integrated sub-systems, customers can rapidly and cost-effectively port and adapt their applications to changing threats.
Our open architecture is carried throughout our entire Ensemble® product line from the very small form-factor sub-systems to the high-end, where ultimate processing power and reliability is of paramount importance to the mission. Our commercially-developed hardware and software product capabilities cover the entire ISR spectrum from acquisition and digitization of the signal, to processing of the signal, through the exploitation and dissemination of the information. We work continuously to improve our hardware technology with an eye toward optimization of SWaP demands, as outlined above.

Research and Product Development
Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry. Expenditures for research and development amounted to $32.7 million in fiscal 2013, $46.0 million in fiscal 2012 and $44.5 million in fiscal 2011. During fiscal 2013, we addressed significant industry headwinds aggressively by aligning our cost structure to lower revenue levels via two restructuring actions. These initiatives reduced our operating expenses by $22 million annually. As of June 30, 2013, we had 199 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
Mercury Commercial Electronics
The majority of our sales are produced in International Organization for Standardization, or ISO, 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules) and complex chassis systems. Our manufacturing operations consist primarily of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). We subcontract the assembly and testing of most embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on one contract manufacturer. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
We are also in the process of building out a state-of-the-art microelectronics facility in Hudson, NH that will be opened during fiscal 2014. This new facility will consolidate current microelectronics operations in Salem, NH and Hudson, NH. This new facility will be specifically aimed at providing best of breed, scalable manufacturing within our critical RF and microwave businesses. We will leverage best practices in design, development, manufacturing and materials handling at this facility. The facility will be part of our Advanced Microelectronics Centers, which will include our RF/microwave subsystems group in West Caldwell, NJ. Over time, we may roll-out additional Advanced Microelectronics Centers to meet various customer requirements. The Advanced Microelectronics Centers will design, build and test both RF and microwave components and subsystems in support of a variety of key customer programs.
Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory, FPGAs, microprocessors and other third-party chassis peripherals (single board computers, power supplies, blowers, etc.), are currently available only from a single source or from limited sources. With the exception of certain components that have gone “end of life”, we strive to maintain minimal supply commitments from our vendors and generally purchase components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs.
Mercury Defense Systems

MDS designs, develops, and manufactures digital radio frequency memory (“DRFM”) units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications.
Mercury Intelligence Systems
As of June 30, 2013, MIS did not manufacture hardware.
Competition
Mercury Commercial Electronics
MCE operates in a highly competitive marketplace characterized by rapidly changing technology, frequent product performance improvements, increasing speed of deployment to align with warfighters’ needs, and evolving industry standards and requirements coming from our customers or the DoD. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative technologies and design approaches.
The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts, and reputation in the market. Our competitive strengths include innovative engineering in both hardware and software products, sub-system design expertise, advanced packaging capability to deliver the most optimized size, weight and power solution possible, our ability to rapidly respond to varied customer requirements, and a track record of successfully supporting many high profile programs in both the commercial and defense markets. There are a limited number of competitors across the market segments and application types in which we compete. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a board-level, others at a sub-system level. We also compete with in-house design teams at our customers. The DoD as well as the defense prime contractors are pushing for more outsourcing of sub-system designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our long standing sub-system expertise to provide this value to our customers.
Mercury Defense Systems
MDS competes with many specialized providers of EW related solutions, test and simulation and SIGINT capabilities. These competitors range from small specialized pure play providers with limited solutions capabilities to full scale integrated providers who can provide large scale solutions and subsystems.
We work directly with the DoD as well as with defense prime contractors. We can help drive subsystem development and deployment in both a classified and unclassified environment. We can produce DRFM based ECM solutions for tactical, testing and training applications. We have developed, within MDS, high performance SIGINT payloads for small UAV platforms as well as powerful onboard UAV processor systems for real-time Wide Area Motion Imagery ("WAMI"). These systems digest multiple simultaneous image sources to product imagery for storage and exploitation. MDS has the ability to drive engineering experience, understanding of customer needs in critical domains, and then leverage MCE's building blocks, SWaP and packaging expertise and embedded processing legacy of excellence.
Mercury Intelligence Systems
MIS competes with numerous small scale professional services firms that provide solutions to the intelligence community. On occasion, we also compete with larger integrated consulting and system houses who provide Big Data services to the intelligence community.
MIS also provides predictive analytics; tools that can differentiate between useful data and data that distracts. Finally we offer critical multi-intelligence analysis; our intelligence analysts know the difference between distractions and difference makers. With the right data and tools for the job, our subject matter experts are equipped to make a difference in interpreting information in real time.
Intellectual Property and Proprietary Rights
As of June 30, 2013, we held 39 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.
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
Backlog
As of June 30, 2013, we had a backlog of orders aggregating approximately $140.3 million, of which $113.2 million is expected to be delivered within the next twelve months. As of June 30, 2012, backlog was approximately $104.6 million. The defense backlog at June 30, 2013 was $117.2 million, a $15.7 million increase from June 30, 2012. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.
Employees
At June 30, 2013, we employed a total of 756 people excluding contractors, including 199 in research and development, 70 in sales and marketing, 337 in manufacturing and customer support and 150 in general and administrative functions. We have six employees located in Europe, one located in Japan, and 749 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.
Customers
Our revenues were concentrated in three defense prime contractors including Lockheed Martin Corporation, Raytheon Company and Northrop Grumman Corporation for the years ended June 30, 2013, 2012 and 2011. These three defense prime contractors comprised 37%, 54% and 51% of our revenues in each of the years ended June 30, 2013, 2012 and 2011, respectively.
WEBSITE
We maintain a website at www.mrcy.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our code of business conduct and ethics is also available on our website. We intend to disclose any future amendments to, or waivers from, our code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a current report on Form 8-K with the SEC. Information contained on our website does not constitute part of this report. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.
OTHER INFORMATION
EchoCore, Echotek, Ensemble, PowerStream, RACE++ and MultiCore Plus are registered trademarks, and Mercury Systems, Innovation that Matters, Air Flow-By, Application Ready Subsystem, ARS, POET, and StreamDirect are trademarks of Mercury Systems, Inc. OpenVPX is a trademark of the VMEbus International Trade Association. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS:
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our application ready subsystems, digital, microwave, RF components, and related services, primarily as an indirect subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 91%, 94%, and 78% of our total net revenues in fiscal 2013, 2012, and 2011, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. During fiscal 2013, the Presidential election, bipartisan gridlock in Congress, a continuing budget resolution, and the implementation of defense budget sequestration impacted our revenues and increased uncertainty in our business and financial planning. For fiscal 2014, the potential for further bipartisan gridlock in Congress, another continuing budget resolution, and the defense industry operating under sequestration may continue to adversely impact our revenues and increase uncertainty in our business and financial planning. In addition, delays in the funding for new or existing programs, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.
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
Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, and political conditions. Increased federal budget deficits could result in reduced Congressional appropriations, such as the continuation of defense budget sequestration, for the defense programs that use our defense electronics products and services. In addition, Congress could fund U.S. government operations through a continuing budget resolution without approving a formal budget for the government fiscal year, thereby potentially reducing or delaying the demand for our products. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.
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

•
Our contracts with the U.S. and foreign governments and their defense prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination, but there can be no assurance in this regard.

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

•
Our customers include U.S. government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government contracts. In addition, when our business units, such as MDS and MIS, contract with the U.S. government, they must comply with these laws and regulations, including the organizational conflict-of-interest regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between our business units and the U.S. government.

•
We sell many products to U.S. and international defense contractors and also directly to the U.S. government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations regarding the qualifications necessary to be a commercial item supplier, there could be a material adverse effect on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the Federal Acquisition Regulations) that could limit our ability to contract as a commercial item supplier. In addition, growth in our defense sales relative to our commercial sales could adversely impact our status as a commercial supplier, which could adversely affect our business and operating results. Changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, may subject us to audit by the Defense Contract Audit Agency ("DCAA") for certain of our products or services. Such changes may require us to implement a DCAA cost-accounting system at our commercial item business unit. Operating under a cost-accounting business model rather than our historical commercial item business model could adversely impact our revenues and profitability.

•
We qualify as a “small business” for government contracts purposes under the definition of that term in an applicable NAICS code because we have fewer than 1,000 employees. As we grow and potentially have over 1,000 employees in the future, we would no longer qualify as a small business. Loss of our small business status could negatively impact us, including our customers purchases from us would not qualify as purchases from a small business, customers may flow down additional Federal Acquisition Regulation, or FAR, clauses in their contracts with us that are less favorable than our existing contract terms and conditions, and the flow down of certain FAR clauses may require us to implement a Defense Contract Audit Agency cost-accounting system at our commercial item business unit. In addition, our MIS business unit currently experiences the impact of the loss of its small business status under its NAICS codes when its government contracts come up for re-compete.

•
We are subject to the Defense Federal Acquisition Regulations Supplement, referred to as DFARS, in connection with our defense work for the U.S. government and defense prime contractors. Amendments to the DFARS, such as the amendment to the DFARS specialty metals clause requiring that the specialty metals in specified items be melted or produced in the U.S. or other qualifying countries, may increase our costs for certain materials or result in supply-chain difficulties or production delays due to the limited availability of compliant materials. Compliance with the new conflict minerals regulations enacted pursuant to the Dodd Frank legislation may pose similar risks and increase our costs.

•
The U.S. government or a defense prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.

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

•
We anticipate that sales to our U.S. prime defense contractor customers as part of foreign military sales (“FMS”) programs will be an increasing part of our business going forward.  These FMS sales combine several different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments, and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control.

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
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2013, Lockheed Martin Corporation accounted for 17% of our total net revenues, Raytheon Company accounted for 10% of our total net revenues, and Northrop Grumman Corporation accounted for 10% of our total net revenues. In fiscal 2012, Raytheon Company accounted for 22% of our total net revenues, Northrop Grumman Corporation accounted for 17% of our total net revenues and Lockheed Martin Corporation accounted for 15% of our total net revenues. In fiscal 2011, Northrop Grumman Corporation accounted for 21% of our total net revenues, Raytheon Company accounted for 17% of our total net revenues and Lockheed Martin Corporation accounted for 13% of our total net revenues. The defense market is highly acquisitive, which could lead to further concentration in our largest customers. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 35%, 55%, and 53% of our total net revenues for fiscal 2013, 2012, and 2011, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. For the year ended June 30, 2013, no single program comprised 10% or more of the Company’s revenue. In fiscal 2012, the Aegis program accounted for 11% of our total net revenues. Loss of a significant radar program could adversely affect our results of operations. For the year ended June 30, 2011, no single program comprised 10% or more of the Company’s revenue.
Going forward, we believe the AMDR program, if it is awarded to Lockheed Martin and the SEWIP program could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. In addition, as we shift our business mix toward more services-led engagements with legacy product revenues becoming a lesser amount of our total revenues, we could experience downward pressure on margins and reduced profitability. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. In addition to adapting to rapidly changing technology, we must also develop a reputation as a best-of-breed technology provider. Competitors may be perceived in the market as being providers of open-source architectures versus Mercury as a closed-architecture company. Perceptions of Mercury as a high-cost provider, or as having stale technology could cause us to lose existing customers or fail to win new business. With the reduction in force in our engineering group during fiscal 2013 as part of our cost containment efforts and with reduced levels of research and development spending in fiscal 2014 compared with prior years, we have fewer engineering resources to deliver advanced, subsystem level products to satisfy our customers' demanding expectations.
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
Our products for the defense market are designed for operating under physical constraints such as limited space, weight, and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration, and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. Factors that may increase the acceptability of commodity-type products in some defense platforms that we serve include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of products in a more highly environmentally isolated setting. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.
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
Our growth strategy includes developing new products, adding new customers within our existing markets, and entering new markets, as well as identifying and integrating acquisitions and achieving revenue and cost synergies and economies of scale. Our ability to compete in new markets will depend upon a number of factors including, among others:

•	our ability to create demand for products in new markets;

•	our ability to manage growth effectively;

•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;

•	our ability to develop a reputation as a best-of-breed technology provider;

•	the quality of our new products;

•	our ability to respond rapidly to technological change; and

•	our ability to successfully integrate any acquisitions that we make and achieve revenue and cost synergies and economies of scale.
The failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations.
Growing our business, in particular through providing services and products such as sophisticated application ready subsystems for major defense programs like AMDR, if it is awarded to Lockheed Martin, SEWIP and Aegis, could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing quality services for systems level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a systems level could result lost opportunities and revenues.
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

•
failure to rationalize manufacturing capacity, locations, and operating models to achieve anticipated economies of scale, or disruptions to manufacturing and product design operations during the combination of facilities;

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
In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While there has been no significant impact on our contract manufacturers to date, future acquisitions could potentially have an adverse effect on our working relationships with contract manufacturers. Moreover, we currently rely primarily on one contract manufacturer, Benchmark Electronics, Inc. The failure of this contract manufacturer to fill our orders on a timely basis or in accordance with our customers’ specifications could result in a loss of revenues and damage to our reputation. We may not be able to replace this contract manufacturer in a timely manner or without significantly increasing our costs if such contract manufacturer were to experience financial difficulties or other problems that prevented it from fulfilling our order requirements.
With the expansion of our microwave and RF product lines in recent years, primarily related to the acquisitions of Micronetics, Inc., KOR Electronics, and LNX Corporation, the mix of products that we manufacture in-house has increased. If we are unable to develop a co-manufacturing relationship with a contract manufacturer to scale production capacity for our microwave and RF products, our ability to reduce production costs and improve product quality may be limited. With the building of our Advanced Microelectronics Center in Hudson, NH during fiscal 2014, we are becoming more vertically integrated in our microwave and RF product lines. This vertical integration could lead to higher capital intensity, labor utilization rate volatility which could affect our profitability, and higher fixed costs. Also, the changes to business processes and IT systems required to combine two locations into a single site like our new Advanced Microelectronics Center may interrupt our operations for a period of time resulting in higher costs, lower revenues and missed opportunities for design wins.
We are exposed to risks associated with international operations and markets.
We market and sell products in international markets, and have established offices and subsidiaries in Europe and Japan. Revenues from international operations accounted for 6% of our total net revenues in fiscal 2013 and 4% of our total net revenues in fiscal 2012 and 2011. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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
Customers in our commercial markets also seek technological improvements through product enhancements and new generations of products. OEMs historically have selected certain suppliers whose products have been included in the OEMs’ machines for a significant portion of the products’ life cycles. We may not be selected to participate in the future design of any commercial equipment, or if selected, we may not generate any revenues for such design work.

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
Our products are extremely complex and must operate successfully with complex products of other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality and the lapsed time before our products are integrated into our customer's systems increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant costs to support our service contracts and other costs and divert the attention of personnel from our product development efforts. Undetected errors may adversely affect our product’s ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for mission-critical applications. Because of this reliance, errors, defects or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.
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
Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, spending levels of research and development expenses as a percentage of revenues may fluctuate in the future. Further, with the reduction in force in our engineering group during fiscal 2013 as part of our cost containment efforts and with reduced levels of research and development spending in fiscal 2014 compared with prior years, we have fewer engineering resources to deliver advanced, subsystem level products to satisfy our customers' demanding expectations.
Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance.
We have experienced fluctuations in operating results in large part due to the sale of products and services in relatively large dollar amounts to a relatively small number of customers. Customers specify delivery date requirements that coincide with their need for our products and services. Because these customers may use our products and services in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. As such, we have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing, inventory, and working capital requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances and reduce our working capital and operational flexibility. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter. Thus, results of operations in any period should not be considered indicative of the results to be expected for any future period.
Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	delays in completion of internal product development projects;

•	delays in shipping hardware and software;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to our served markets;

•	production delays due to quality problems with outsourced components;

•	inability to scale quick reaction capability products due to low product volume;

•	shortages and costs of components;

•	the timing of product line transitions;

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology;

•	potential asset impairment, including goodwill and intangibles, or restructuring charges; and

•	changes in estimates of completion on fixed price service engagements.
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
Our business, results of operations, or financial condition could be materially adversely affected if laws, regulations, or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, effective in 2013, we must comply with the new conflict minerals regulations mandated by the Dodd Frank legislation. Compliance with the conflict minerals regulations may increase our operating costs as we implement new monitoring systems and the results of our conflict minerals due diligence review may harm our reputation with our customers and shareholders. Under applicable federal securities laws, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Should we or our independent registered public accounting firm determine that we have material weaknesses in our internal controls, our results of operations or financial condition may be materially adversely affected or our stock price may decline.
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
We securely store our designs, schematics and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches from external sources or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor.

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
Our stock price, like that of other technology companies, has been volatile. The stock market in general and technology companies in particular may continue to experience volatility. The stock prices for companies in the defense technology industry may continue to remain volatile given the uncertainty and timing of funding for defense programs. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Our low stock trading volume and microcap status could hamper existing and new shareholders from gaining a meaningful position in our stock. In addition, the limited availability of credit in the financial markets and the continued threat of terrorism in the United States and abroad and the resulting military action and heightened security measures undertaken in response to threats may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes issue securities class action litigation against the company that issued the stock. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.

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
Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of defense technology companies;

•	conditions of the United States and other capital markets in which we may seek to raise funds; and

•	our future results of operations, financial condition and cash flows.
We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

•	further develop or enhance our customer base;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States and elsewhere;

•	hire, train and retain employees;

•	market our software solutions, services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth our significant properties as of June 30, 2013:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Chelmsford, MA	All (Corporate HQ)	185,327	Leased, expiring 2017, 2 buildings
Hudson, NH	MCE reportable segment	71,795	Leased, expiring 2023
Cypress, CA	MDIS reportable segment	42,770	Leased, expiring 2014
Hudson, NH	MCE reportable segment	32,000	Leased, expiring 2014
Huntsville, AL	MCE reportable segment	25,137	Leased, expiring 2014
West Caldwell, NJ	MCE reportable segment	23,000	Leased, expiring 2013
Ewing, NJ	MCE reportable segment	21,000	Leased, expiring 2014
Manteca, CA	MCE reportable segment	20,750	Leased, expiring 2013
Aurora, CO	MDIS reportable segment	16,775	Leased, expiring 2017
Salem, NH	MCE reportable segment	16,290	Leased, expiring 2014
The company actively manages its facilities and is in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2013 or 2014. In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note K to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS
The U.S. Department of Justice (“DOJ”) conducted an investigation into the conduct of certain former employees of PDI (which was acquired by the Company in connection with the acquisition of KOR Electronics on December 30, 2011) in the 2008-2009 time frame, asserting, among other things, that such conduct may have constituted a violation of the Procurement Integrity Act. On August 31, 2012, the DOJ and PDI entered into a settlement agreement related to the investigation pursuant to which the DOJ released PDI and its affiliates from any civil monetary claims relating to the alleged conduct. PDI did not admit liability for the alleged conduct in the settlement. We were fully indemnified with respect to this matter by the former shareholders of KOR Electronics pursuant to the Company's merger agreement with KOR dated December 22, 2011.
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
Mark Aslett, age 45, joined Mercury in 2007 and has served as the President and Chief Executive Officer since that date, and served as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications—North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.
Kevin M. Bisson, age 52, joined Mercury in 2012 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining Mercury, Mr. Bisson had been Chief Financial Officer, Treasurer, Secretary, and Senior Vice President, Finance and Administration, at SeaChange International, Inc., a publicly-traded global multi-screen video software company. Mr. Bisson worked at SeaChange from March 2006 until January 2012. Prior to joining SeaChange, Mr. Bisson served from May 2003 until March 2006 as the Senior Vice President and Chief Financial Officer of American Superconductor Corporation, a publicly-traded energy technologies company. Mr. Bisson served from 2000 to 2003 as Vice President, Controller, and Treasurer for Axcelis Technologies, Inc., a publicly-traded semiconductor equipment manufacturing company. Prior to joining Axcelis Technologies, Mr. Bisson served for ten years in a number of financial capacities with United Technologies Corporation. Mr. Bisson is a CPA.
Gerald M. Haines II, age 50, joined Mercury in 2010 as Senior Vice President, Corporate Development, Chief Legal Officer, and Secretary. Prior to joining Mercury, from January 2008 to June 2010, Mr. Haines was Executive Vice President, Chief Legal Officer and Secretary at Verenium Corporation, a publicly traded company engaged in the development and commercialization of cellulosic biofuels and high performance specialty enzymes. From September 2006 to December 2007, he was an advisor to early-stage companies on legal and business matters. From May 2001 to August 2006, Mr. Haines served as Executive Vice President of Strategic Affairs, Chief Legal Officer and Secretary of Enterasys Networks, Inc., a public network communications company that was taken private in March 2006 following a successful business restructuring and turnaround. Prior to Enterasys Networks, Mr. Haines served as Senior Vice President and General Counsel of Cabletron Systems, Inc., the predecessor of Enterasys Networks. Before Cabletron, he was Vice President and General Counsel of the largest manufacturer of oriented polypropylene packaging and labeling films in North America, and prior to that was in private practice as a corporate attorney in a large Boston law firm. Mr. Haines is admitted to practice in Massachusetts, Maine, and the Federal District of Massachusetts.
Charles A. Speicher, age 54, joined Mercury in 2010 as Vice President, Controller, and Chief Accounting Officer. Prior to joining Mercury, Mr. Speicher held various positions at Virtusa Corporation, a publicly-traded global IT services company, including Vice President of Global Accounting Operations and Corporate Controller from 2001 to 2009. Mr. Speicher was Corporate Controller at Cerulean Technologies Inc., a private software product company, from 1996 to 2000 prior to its sale to Aether Systems Inc. where he served as Division Controller of Aether Mobile Government from 2000 to 2001. Prior to joining Cerulean Technology, Mr. Speicher held positions with Wyman-Gordon Company, Wang Laboratories and Arthur Andersen & Company, LLP. Mr. Speicher is a CPA licensed in Massachusetts.
Didier M.C. Thibaud, age 52, joined Mercury in 1995, and has served as President of our Mercury Commercial Electronics business unit since 2012. Prior to that, he was President of our Advanced Computing Solutions business unit since 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2013 Fourth quarter	$9.67	$7.13
Third quarter	$9.49	$6.76
Second quarter	$10.49	$7.50
First quarter	$13.02	$8.51
2012 Fourth quarter	$13.92	$11.61
Third quarter	$14.98	$13.01
Second quarter	$15.69	$11.35
First quarter	$19.27	$11.49
As of July 31, 2013, we had approximately 5,023 shareholders including record and nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
During fiscal 2013, we had no active net share settlement plans.
Share Repurchase Plans
During fiscal 2013, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Net revenues	$208,791	$244,929	$228,710	$199,830	$188,939
(Loss) income from operations	$(23,689)	$30,112	$24,985	$17,313	$7,747
(Loss) income from continuing operations	$(13,208)	$22,619	$18,442	$28,069	$7,909
Adjusted EBITDA(1)	$11,685	$48,874	$40,883	$29,856	$22,858
Net (loss) earnings per share from continuing operations:
Basic	$(0.44)	$0.77	$0.73	$1.25	$0.36
Diluted	$(0.44)	$0.75	$0.71	$1.22	$0.35

	As of June 30,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Working capital	$115,483	$170,761	$203,978	$111,249	$80,716
Total assets	$374,431	$385,606	$355,562	$224,338	$219,372
Long-term obligations	$15,112	$15,560	$17,920	$10,621	$8,946
Total shareholders’ equity	$328,501	$333,104	$301,436	$179,112	$145,037

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
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “believe,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and the timing of such funding, including the potential for a continuing resolution for the defense budget and defense budget sequestration, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW
Mercury Systems provides commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and world-class service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Predator and Reaper. We also deliver services and solutions in support of the intelligence community. Our organizational structure allows the Company to deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the intelligence community. We believe our total portfolio of services and solutions is unique in the industry.
As of June 30, 2013, we had 756 employees. Our revenue, net (loss) and adjusted EBITDA for fiscal 2013 were $208.8 million, $(13.2) million, and $11.7 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our net income (loss) to adjusted EBITDA.
Our operations are organized in the following two reportable segments: (i) Mercury Commercial Electronics and (ii) Mercury Defense and Intelligence Systems ("MDIS"). We combined the MDS and MIS businesses as they both entail similar products and services and have a similar customer base. See below for a description of our two reportable segments:
Mercury Commercial Electronics, or MCE, provides commercially designed and developed, open sensor and Big Data processing systems for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and world-class service and support to our prime defense contractor customers. Our technologies and capabilities include embedded processing modules and subsystems, RF and microwave multi-function assemblies as well as subsystems, and RF and microwave components.
MCE utilizes leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include signal, sensor and image processing. All of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military as well as some commercial applications. In addition, MCE designs and builds RF and microwave components and subsystems to meet the needs of the EW, SIGINT and other high bandwidth communications requirements and applications.
With the acquisition of Micronetics, Inc. (“Micronetics”) in August 2012, we added a leading designer and manufacturer of microwave and RF subsystems and components for defense and commercial customers. This acquisition was directly aligned with our strategy of expanding our capabilities, services and offerings along the sensor processing chain.
In fiscal 2013, MCE accounted for 73% of our total net revenues.
Mercury Defense and Intelligence Systems, or MDIS, leverages the technology building blocks developed within MCE for key solutions required by our prime contractor customers. This segment represents an aggregation of Mercury Defense Systems ("MDS") and Mercury Intelligence Systems ("MIS"). Technology building blocks from MCE are deployed as part of solutions that fall into the areas of EW and ECM, SIGINT, electro optical/infrared, and radar test and simulation. Most of this work is done with Defense Contract Audit Agency (“DCAA”) oversight on behalf of one or more of our prime contractor customers and U.S. Department of Defense agencies. MDIS also provides services of a classified nature, also under DCAA oversight, to the intelligence community. This professional services work falls into the critical areas of Big Data processing, predictive analytics and multi-intelligence analysis.
In fiscal 2013, MDIS accounted for 27% of our total net revenues.
Since we are an OEM supplier to our commercial markets and conduct much of our business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our business units.

BUSINESS DEVELOPMENTS:
FISCAL 2013
On January 1, 2013, we reorganized internally to logically group our expanded capabilities with our recent acquisitions of LNX, KOR Electronics, and Micronetics. This internal reorganization grouped our product and service offerings into three business units: MCE, MDS, and MIS.
During the first quarter of fiscal 2013, we announced a restructuring plan ("2013 Plan") impacting primarily the MCE business segment as a result of a significant decline in bookings and revenue. The plan consisted of the elimination of 142 positions primarily in engineering and support staff areas. Additionally, during the fourth quarter of fiscal 2013, as a result of the integration activities surrounding our recent acquisitions, we initiated a plan that included the sale of our Hudson, NH facility and the elimination of 17 positions primarily in operations. We incurred restructuring charges of $7.1 million for the fiscal year ended June 30, 2013 and expect to realize approximately $22 million in annual savings from these activities.
The amounts of revenue and net (loss) of Micronetics included in our consolidated statements of operations for fiscal 2013 was $35.5 million and $(3.8) million, respectively.
FISCAL 2012
On December 30, 2011, we acquired both KOR and its wholly-owned subsidiary, PDI. Based in Cypress, California, KOR designs and develops DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications. Based in Aurora, CO, PDI provides sophisticated analytic exploitation services and customized multi-intelligence data fusion solutions for the U.S. intelligence community. For segment reporting both KOR and PDI are included in the MDIS reportable segment.
The amounts of revenue and net income of KOR and PDI included in our consolidated statements of operations for fiscal 2012 was $19.8 million and $2.7 million, respectively.
In fiscal 2012, we concluded the financial targets which underlie the $5.0 million earn-out related to the LNX acquisition would not be achieved. During the fourth quarter of fiscal 2012, we did not receive a purchase order for long lead-time materials associated with the JCREW counter IED program. This timing issue, in itself, triggered a reversal of the earn-out (see Note C to the consolidated financial statements). This reversal of the earn-out was recorded as an offset to operating expenses.
In fiscal 2012, we announced a restructuring plan (“2012 Plan”) affecting both the MCE and MDIS reportable segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at our Huntsville, AL site. The 2012 Plan for which expense of $2.8 million was recorded in fiscal 2012 was implemented to cope with the near term uncertainties in the defense industry, lower our fixed costs and capital investing, while improving our overall business scalability. Restructuring expenses of approximately $0.7 million associated with the 2012 Plan were incurred in fiscal 2013 as we transitioned the manufacturing activities formerly conducted at the Huntsville, Alabama facility to our contract manufacturing partner.
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
On February 16, 2011, we completed a follow-on public stock offering of 5,577,500 shares of common stock, which were sold at a price to the public of $17.75 per share. The follow-on public stock offering resulted in $93.6 million of net proceeds to us. The underwriting discount of $5.0 million and other expenses of $0.4 million related to the follow-on public stock offering were recorded as an offset to additional paid-in-capital (see Note M to the consolidated financial statements).

RESULTS OF OPERATIONS:
FISCAL 2013 VS. FISCAL 2012
The following tables set forth, for the periods indicated, financial data from the consolidated statements of operations:

(In thousands)	Fiscal 2013	As a % of Total Net Revenue	Fiscal 2012	As a % of Total Net Revenue
Net revenues	$208,791	100.0%	$244,929	100.0%
Cost of revenues	126,123	60.4	108,773	44.4
Gross margin	82,668	39.6	136,156	55.6
Operating expenses:
Selling, general and administrative	57,579	27.6	57,159	23.3
Research and development	32,687	15.7	45,984	18.8
Amortization of acquired intangible assets	8,717	4.2	3,799	1.6
Restructuring and other charges	7,056	3.3	2,821	1.1
Acquisition costs and other related expenses	318	0.1	1,219	0.5
Change in the fair value of the liability related to the LNX earn-out	—	—	(4,938)	(2.0)
Total operating expenses	106,357	50.9	106,044	43.3
(Loss) income from operations	(23,689)	(11.3)	30,112	12.3
Other income, net	527	0.2	1,659	0.7
(Loss) income before income taxes (benefit)	(23,162)	(11.1)	31,771	13.0
Tax (benefit) provision	(9,954)	(4.8)	9,152	3.8
Net (loss) income	$(13,208)	(6.3)%	$22,619	9.2%
REVENUES

(In thousands)	Fiscal 2013	As a % of Total Net Revenue	Fiscal 2012	As a % of Total Net Revenue	$ Change	% Change
MCE	$152,606	73%	$203,979	83%	$(51,373)	(25)%
MDIS	56,051	27%	40,590	17%	15,461	38%
Eliminations	134	—	360	—	(226)	(63)%
Total revenues	$208,791	100%	$244,929	100%	$(36,138)	(15)%

Total revenues decreased $36.1 million, or 15%, to $208.8 million during fiscal 2013 compared to $244.9 million during fiscal 2012.
Net MCE revenues decreased $51.4 million, or 25%, during fiscal 2013 compared to fiscal 2012. The decrease in net MCE revenues was primarily driven by lower net defense revenues of $54.8 million, which included $35.5 million of revenues contributed by Micronetics. This decrease was partially offset by higher commercial revenues of $4.8 million. Defense revenue accounted for 88% of net MCE revenues during fiscal 2013 compared to 93% in fiscal 2012.
Net MDIS revenues increased $15.5 million, or 38%, during fiscal 2013 compared to fiscal 2012. This increase was driven by the inclusion of a full year of revenues contributed by the prior year KOR and PDI acquisitions, as compared to six months of KOR and PDI revenues in fiscal 2012. This increase was partially offset by lower revenues from Gorgon Stare.
International revenues, which consist of direct sales to non-U.S. based customers, increased by $2.1 million to $11.7 million during fiscal 2013 compared to $9.6 million during fiscal 2012. The increase was primarily driven by higher defense revenues in the Asia Pacific region. International revenues represented 6% of total revenues during fiscal 2013 and 4% of total revenue during fiscal 2012.

Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 39.6% for fiscal 2013, a decrease of 1600 basis points, from the 55.6% gross margin achieved in fiscal 2012. The decrease in gross margin was primarily driven by revenue declines in our higher margin MCE embedded computing product line coupled with inclusion of revenues from Micronetics, and MDIS which are comparatively lower margin businesses.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased 0.7%, or $0.4 million, to $57.6 million during fiscal 2013 compared to $57.2 million during fiscal 2012. The overall increase was primarily due to increased employee compensation expenses from the Micronetics, KOR, and PDI acquisitions partially offset by decreases in compensation expenses from cost reduction initiatives as a result of our 2012 and 2013 restructuring plans which occurred in the fourth quarter of fiscal 2012, and the first and fourth quarters of fiscal 2013. Selling, general and administrative expenses increased as a percentage of revenues to 27.6% during fiscal 2013 from 23.3% during fiscal 2012 due to lower revenue.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased 29%, or $13.3 million, to $32.7 million during fiscal 2013 compared to $46.0 million for fiscal 2012. The decrease was primarily due to a $10.2 million decrease in compensation expense from cost reduction initiatives as a result of our 2012 and 2013 restructuring plans which occurred in the fourth quarter of fiscal 2012, the first quarter of fiscal 2013 and the fourth quarter of fiscal 2013, and a $4.2 million decrease in prototype material. These decreases were slightly offset by increased compensation expenses from the Micronetics acquisition. Research and development expenses accounted for 15.7% and 18.8% of our revenues during fiscal 2013 and fiscal 2012, respectively. As we continue to focus on improving the leverage of our research and development investments and increase customer funded development, we expect this percentage trending downward in future years.
AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS
Amortization of acquired intangible assets increased $4.9 million to $8.7 million during fiscal 2013 compared to $3.8 million for fiscal 2012, primarily due to amortization of intangible assets from the Micronetics acquisition completed in August 2012 and the KOR and PDI acquisition completed in December 2011.

RESTRUCTURING EXPENSE
There was $7.1 million of restructuring expense recorded in fiscal 2013 as compared to $2.8 million in fiscal 2012. The restructuring plan implemented in the first and fourth quarters of fiscal 2013 consisted of $5.5 million of involuntary separation costs related to the reduction in force which eliminated 159 positions, primarily from our engineering, administrative, and manufacturing functions, and $1.4 million in facility charges for our Hudson, NH, Huntsville, AL, and Ewing, NJ sites. Our 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for sequestration. Our fourth quarter fiscal 2013 Plan was implemented as a result of integration efforts of recent acquisitions and the planned consolidation of our manufacturing facilities in Salem, NH and Hudson, NH.
The restructuring plan implemented in fiscal 2012 primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at our Huntsville, AL site.
We expect to realize approximately $22 million in annualized savings from the fiscal 2013 cost reduction activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.3 million of acquisition costs and other related expenses during fiscal 2013, in connection with the acquisition of Micronetics, as compared to $1.3 million during fiscal 2012, in connection with the Micronetics, KOR and PDI acquisitions.
OTHER INCOME
Other income decreased $1.1 million to $0.5 million during fiscal 2013 compared to $1.7 million in fiscal 2012. Other income primarily consisted of $1.2 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and was partially offset by $0.9 million of net foreign currency exchange losses.

Interest income for fiscal years 2013 and 2012 was minimal due to the near zero percent yield on our U.S. treasury bills and money market accounts.
We incurred a minimal amount of interest expense for fiscal 2013 and 2012, which primarily consisted of finance charges related to capital lease obligations.
INCOME TAXES
We recorded an income tax benefit of $10.0 million in fiscal 2013 compared to an income tax provision of $9.2 million in fiscal 2012. The effective tax rate for fiscal 2013 and fiscal 2012 was 43.1% and 28.8%, respectively.
Our effective tax rate for fiscal 2013 differed from the federal statutory rate primarily due to the retroactive extension of research and development tax credits.
The difference in the effective tax rates in fiscal 2012 is mainly driven by the change in the fair value of the liability related to the LNX earn-out of $4.9 million offset by $1.2 million of acquisition costs, both of which were not subject to tax. The fiscal 2012 rate was also impacted by six-months of federal research and development tax credits compared to 18 months in fiscal 2013 due to the timing of the tax credit extension.
SEGMENT OPERATING RESULTS
Adjusted EBITDA, the non-GAAP profitability measure for our segment reporting, is defined as net income (loss) before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We utilize the adjusted EBITDA financial measure to assist in providing a more complete understanding of our underlying operational measures in order to manage the business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals.
Adjusted EBITDA for the MCE segment decreased $37.7 million to $2.8 million during fiscal 2013, as compared to $40.5 million during fiscal 2012. The decrease in adjusted EBITDA was primarily driven by lower revenues and lower gross margins within the product revenue mix. MCE generated $166.3 million in revenues including intersegment revenues in fiscal 2013 compared to $216.5 million in fiscal 2012. This decrease in revenues was partially offset by lower operating expenses as a result of our fiscal 2013 cost saving initiatives, including the reductions in force which eliminated 159 positions. Overall, operating expenses increased as a percent of revenue.

Adjusted EBITDA for the MDIS segment increased by $0.6 million during fiscal 2013 to $8.8 million, as compared to $8.2 million in fiscal 2012. The fiscal 2013 increase in adjusted EBITDA was primarily due to an additional $15.5 million of revenue from KOR and PDI, acquired in December 2011, which only included six months of revenues in the prior year.
See Note P to our consolidated financial statements for more information regarding our operating segments.

FISCAL 2012 VS. FISCAL 2011
The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2012	As a % of Total Net Revenue	Fiscal 2011	As a % of Total Net Revenue
Net revenues	$244,929	100.0%	$228,710	100.0%
Cost of revenues	108,773	44.4	98,811	43.2
Gross margin	136,156	55.6	129,899	56.8
Operating expenses:
Selling, general and administrative	57,159	23.3	57,868	25.3
Research and development	45,984	18.8	44,500	19.4
Amortization of acquired intangible assets	3,799	1.6	1,984	0.9
Restructuring and other charges	2,821	1.1	—	—
Impairment of long-lived assets	—	—	150	0.1
Acquisition costs and other related expenses	1,219	0.5	412	0.2
Change in the fair value of the liability related to the LNX earn-out	(4,938)	(2.0)	—	—
Total operating expenses	106,044	43.3	104,914	45.9
Income from operations	30,112	12.3	24,985	10.9
Other income, net	1,659	0.7	1,517	0.7
Income before income taxes	31,771	13.0	26,502	11.6
Income taxes	9,152	3.8	8,060	3.5
Net income	$22,619	9.2%	$18,442	8.1%
REVENUES

(In thousands)	Fiscal 2012	As a % of Total Net Revenue	Fiscal 2011	As a % of Total Net Revenue	$ Change	% Change
MCE	$203,979	83%	$217,423	95%	$(13,444)	(6)%
MDIS	40,590	17%	11,415	5%	29,175	256%
Eliminations	360	—	(128)	—	488	381%
Total revenues	$244,929	100%	$228,710	100%	$16,219	7%
Total revenues increased $16.2 million, or 7%, to $244.9 million during fiscal 2012 compared to fiscal 2011.
Net MCE revenues decreased $13.4 million, or 6%, during fiscal 2012 compared to fiscal 2011. The decrease in net MCE revenues was primarily due to lower commercial revenues of $33.3 million, partially offset by higher defense revenues of $19.9 million. Defense revenue accounted for 93% of net MCE revenues during fiscal 2012 compared to 78% in fiscal 2011.
Net MDIS revenues increased $29.2 million to $40.6 million during fiscal 2012 compared to $11.4 million in fiscal 2011. This increase was driven by revenues from Gorgon Stare and revenue contributed by KOR and PDI which were acquired on December 30, 2011.
International revenues, which consist of direct sales to non-U.S. based customers, increased slightly by $0.3 million to $9.6 million during fiscal 2012 compared to $9.3 million during fiscal 2011. The increase was primarily driven by higher defense revenues in the European region, partially offset by lower commercial revenue from the Asia Pacific region. International revenues represented 4% of total revenues during fiscal 2012 and 2011.
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
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased 1.2%, or $0.7 million, to $57.2 million during fiscal 2012 compared to $57.9 million during fiscal 2011. The overall decrease was primarily due to lower variable compensation expense partially offset by increased headcount related expenses as a result of the KOR and LNX acquisitions. Selling, general and administrative expenses decreased as a percentage of revenues to 23.3% during fiscal 2012 from 25.3% during fiscal 2011 due to higher revenue and increased operating leverage.
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
RESTRUCTURING EXPENSE
There was $2.8 million of restructuring expense recorded in fiscal 2012 as compared to no expense in fiscal 2011. The 2012 restructuring plan consisted of severance related to the elimination of 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at our Huntsville, Alabama site. We expect to realize approximately $5 million in annual savings from these activities.
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
OTHER INCOME, NET
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
Our effective tax rate for fiscal 2012 differed from the federal statutory rate primarily due to the change in the fair value of the liability related to the LNX earn-out, the impact of research and development tax credits, the impact of the Section 199 manufacturing deduction and acquisition costs.The difference in the rates is mainly driven by the change in the fair value of the liability related to the LNX earn-out of $4.9 million offset by $1.2 million of acquisition costs, both of which are not subject to tax. This decrease in the fiscal 2012 rate was partially offset by a higher tax provision as a result of having a full-year benefit for the federal research and development tax credit in fiscal 2011 compared to only a six-month benefit in fiscal 2012.
SEGMENT OPERATING RESULTS
Adjusted EBITDA, the non-GAAP profitability measure for our segment reporting, is defined as net income (loss) before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We utilize the adjusted EBITDA financial measure to assist in providing a more complete understanding of our underlying operational measures in order to manage the business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals.
Adjusted EBITDA for the MCE segment decreased $1.6 million to $40.5 million during fiscal 2012, as compared to $42.1 million during fiscal 2011. The decrease in adjusted EBITDA was mostly driven by lower revenues and gross margin. MCE generated $216.5 million in revenues including intersegment revenues in fiscal 2012 compared to $223.7 million in fiscal 2011.  .
Adjusted EBITDA for the MDIS segment increased by $8.9 million during fiscal 2012 to $8.2 million, as compared to a loss of $0.7 million in fiscal 2011. The increase in adjusted EBITDA was primarily due to higher revenues from Gorgon Stare and revenues contributed by KOR and PDI.
See Note P to our consolidated financial statements for more information regarding our operating segments as well as the Company's reconciliations of net income (loss) to its adjusted EBITDA.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal 2013, our primary source of liquidity came from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.
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
Follow-On Public Stock Offering
On February 16, 2011, we completed a follow-on public stock offering of 5,577,500 shares of common stock, which were sold at a price to the public of $17.75 per share. The follow-on public stock offering resulted in $93.6 million of net proceeds to us. The underwriting discount of $5.0 million and other expenses of $0.4 million related to the follow-on public stock offering were recorded as an offset to additional paid-in-capital.
The February 2011 follow-on public stock offering generated gross proceeds (i.e. proceeds before underwriting fees) of $99 million out of the $100 million available under our then existing shelf registration statement.
Senior Unsecured Credit Facility
On October 12, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200.0 million senior unsecured revolving line of credit (the “Revolver”). We can borrow up to $200.0 million based on our consolidated EBITDA for the prior trailing four quarters and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.
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
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, on a consolidated basis for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of June 30, 2013, there was $35.8 million of borrowing capacity available based on our consolidated EBITDA for the trailing four quarters ended June 30, 2013. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $3.9 million. We were in compliance with all covenants and conditions under the Credit Agreement.
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
The interest rates included various rate options that were available to us. The rates were calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consisted of LIBOR rates and prime rates. The actual rates depended on the level of these underlying rates plus a margin based on our leverage at the time of borrowing.
Borrowings were secured by a first-priority security interest in all of our domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries.
The Loan Agreement provided for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If we had less than $10.0 million of cash equivalents in accounts with the Lender in excess of our borrowings, we must also satisfy a $15.0 million minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant was calculated as our trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contained certain customary representations and warranties and limited our and our subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defined events of default and limitations on us and our subsidiaries to incur additional debt.
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

The Amended Loan Agreement provided for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 to 1.0 and a $15.0 million minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17.5 million of minimum cash flow required thereafter).
In connection with entering into the Credit Agreement, on October 12, 2012, the Company terminated its Loan and Security Agreement with Silicon Valley Bank dated February 12, 2010, as amended on March 30, 2011 (the “Loan Agreement”). The Loan Agreement provided for a $35,000 revolving line of credit. The Company terminated the Loan Agreement early without penalty. Silicon Valley Bank released its security interests in the Company's assets in connection with the termination of the Loan Agreement.
CASH FLOWS

(In thousands) As of and for the fiscal year ended	June 30, 2013	June 30, 2012	June 30, 2011
Net cash (used in) provided by operating activities	$(1,871)	$31,869	$31,474
Net cash used in investing activities	$(71,091)	$(80,802)	$(22,683)
Net cash (used in) provided by financing activities	$(3,669)	$1,975	$97,800
Net (decrease) increase in cash and cash equivalents	$(76,838)	$(46,911)	$106,634
Cash and cash equivalents at end of year	$39,126	$115,964	$162,875
Our cash and cash equivalents decreased by $76.8 million during fiscal 2013 primarily as a result of the $67.7 million payment, net of cash acquired, for the Micronetics acquisition and an additional $6.6 million payment to settle Micronetics debt.
Operating Activities
During fiscal 2013, we used $1.8 million in cash for operating activities, a decrease of $33.7 million when compared to $31.9 million in cash generated from operating activities in fiscal 2012. The decline in cash generated by operating activities was primarily a result of lower comparable net income of $35.8 million and a $12.0 million increase in cash used for payables and accrued expenses. These increases in the use of cash were partially offset by $2.0 million in lower accounts receivable, $7.7 million in lower inventory purchases and $5.6 million generated from higher depreciation and amortization and the absence of a $4.9 million non-cash change in the fair value of the LNX earn-out. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
During fiscal 2012, we generated $31.9 million in cash from operations, an increase of $0.4 million when compared to $31.5 million generated in fiscal 2011. The increase was primarily due to the $1.2 million net change in net working capital, partially offset by $0.8 million of lower comparative net income excluding the $4.9 million change in the fair value of the liability related to the LNX earn-out.
Investing Activities
During fiscal 2013, we used cash of $71.1 million in investing activities compared to $80.8 million used during fiscal 2012. The $9.7 million decrease in cash used in investing activities was primarily driven by $3.3 million of less cash spent on acquisitions and $5.5 million of lower purchases of property and equipment.
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
Financing Activities
During fiscal 2013, we used $3.7 million in financing activities compared to $2.0 million generated from financing activities during fiscal 2012. The $5.6 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition, $0.8 million in financing fees associated with our Credit Agreement, and $0.4 million in increased payments on capital lease obligations, offset by the release of $3.0 million of cash formerly restricted in support of a letter of credit, which is presently supported by our Credit Agreement.
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
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2013:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$20,084	$4,494	$7,085	$3,813	$4,692
Purchase obligations	$18,289	18,289	—	—	—
Capital lease obligations	$255	227	28	—	—
	$38,628	$23,010	$7,113	$3,813	$4,692
We have a liability at June 30, 2013 of $2.9 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $18.3 million at June 30, 2013.
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
RELATED PARTY TRANSACTIONS
During fiscal 2013 and 2012, we did not engage in any related party transactions.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2013	2012	2011
Net (loss) income	$(13,208)	$22,619	$18,507
Interest expense, net	31	27	45
Tax (benefit) expense	(9,954)	9,152	8,060
Depreciation	8,492	7,859	6,364
Amortization of acquired intangible assets	8,717	3,799	1,984
Restructuring and other charges	7,056	2,821	—
Impairment of long-lived assets	—	—	150
Acquisition costs and other related expenses	318	1,219	412
Fair value adjustments related to purchase accounting items	2,293	(5,238)	(219)
Stock-based compensation cost	7,940	6,616	5,580
Adjusted EBITDA	$11,685	$48,874	$40,883
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended June 30,
(In thousands)	2013	2012	2011
Cash provided by operating activities	$(1,871)	$31,869	$31,474
Purchases of property and equipment	(3,880)	(9,427)	(8,825)
Free cash flow	$(5,751)	$22,442	$22,649
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

REVENUE RECOGNITION
We recognize revenue using three different types of accounting methods: ship and bill, multiple-deliverable arrangements and contract accounting which encompass the percentage of completion, completed contract and time and materials methods. Revenue from system sales is recognized upon shipment utilizing the ship and bill method provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. For multiple-deliverable revenue arrangements that may include a combination of hardware components, related integration or other services, we allocate revenue to each deliverable based on its relative selling price. We generally determine relative selling price using best estimate of the selling price (“BESP”). Each deliverable within our multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the item is sold separately by us or another vendor or if the item could be resold by the customer. Of our multiple-deliverable revenue arrangements, approximately 50% typically ship complete within the same quarter.
We also have long term production type contracts that are fixed-price for which we apply the percentage-of-completion method for revenue recognition. Application of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters and estimated cost at completion. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs.
For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment. Our payment terms generally range from 30 to 90 days from invoice date based on the nature of the contracts, customers' geographic locations and customer type.
INVENTORY VALUATION
We value our inventory at the lower of cost (first-in, first-out) or its current estimated market value. We write down inventory for excess and obsolescence based upon assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary. Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods. In fiscal 2013 we added $11.8 million to excess and obsolescence reserve primarily due to the inclusion of the inventory acquired as part of the Micronetics acquisition, partially offset by $3.7 million in disposals.
GOODWILL, ACQUIRED INTANGIBLE ASSETS AND LONG-LIVED ASSETS
We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level. In 2011, an amendment to the goodwill impairment guidance was issued that provides entities an option to perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test that was previously required. The qualitative assessment requires significant judgments by management about macro-economic conditions including the entity's operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could impact the reporting unit. We elected to adopt the provisions of this amendment for our annual test of impairment as of June 30, 2012 and concluded, based on our qualitative assessment, that no further testing was required. If we conclude that further testing is required, the impairment test involves a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit's goodwill to the carrying amount of the goodwill. The Company estimates the fair value of its reporting units using the income approach based upon a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions of the income approach. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.

On January 1, 2013, we reorganized internally into three new reporting units (MCE, MDS and MIS) which qualified as a triggering event and required goodwill to be tested for impairment on the date of reorganization. We utilized the income approach based upon a discounted cash flow model to determine the fair values of our three reporting units and since the fair values of our three reporting units exceeding their carrying values, no further testing was required. As part of our annual goodwill impairment testing performed on May 31, 2013, we utilized the income approach to determine the fair value of these reporting units. Our expected future cash flows based on our January 1, 2013 forecasts did not materially change. As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rate for MCE, MDS, and MIS were 14.5%, 15%, and 15.5%, respectively. The annual testing indicated that the fair values of our three reporting exceeding their carrying values, and thus no further testing was required.
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
BUSINESS COMBINATIONS
We utilized the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts to be reclassified in their entirety to net income not required by U.S. GAAP, the entity is required to cross-reference details to other disclosures required by U.S. GAAP that provide detail about those amounts. The ASU is effective prospectively for annual reporting periods beginning after December 15, 2012. This pronouncement is not expected to have a material impact to our consolidated financial statements.

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

To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer. Our line of credit was unused at June 30, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. We also have audited Mercury Systems, Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Mercury Systems, Inc.'s management is responsible for these consolidated financial statements and financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Systems, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Mercury Systems, Inc. and subsidiaries acquired Micronetics, Inc. and subsidiaries during fiscal year 2013, and management excluded from its assessment of the effectiveness of Mercury Systems, Inc.'s internal control over financial reporting as of June 30, 2013 Micronetics, Inc. and subsidiaries internal control over financial reporting associated with total assets of 23 percent (of which 16 percent represented goodwill and intangible assets included within the scope of the assessment) and total revenues of 17 percent included in the consolidated financial statements of Mercury Systems, Inc. and subsidiaries as of and for the year ended June 30, 2013. Our audit of internal control over financial reporting of Mercury Systems, Inc. also excluded an evaluation of the internal control over financial reporting of Micronetics, Inc. and subsidiaries.
/s/ KPMG LLP
Boston, Massachusetts
August 16, 2013

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$39,126	$115,964
Accounts receivable, net of allowance for doubtful accounts of $33 and $5 at June 30, 2013 and 2012, respectively	30,498	38,532
Unbilled receivables and cost in excess of billings	17,743	10,918
Inventory	37,432	25,845
Deferred income taxes	11,672	7,653
Prepaid income taxes	2,369	2,585
Prepaid expenses and other current assets	7,461	6,206
Total current assets	146,301	207,703
Restricted cash	546	3,281
Property and equipment, net	15,019	15,929
Goodwill	176,521	132,621
Acquired intangible assets, net	34,866	25,083
Other non-current assets	1,178	989
Total assets	$374,431	$385,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,813	$9,002
Accrued expenses	7,999	9,895
Accrued compensation	12,218	13,190
Deferred revenues and customer advances	5,788	4,855
Total current liabilities	30,818	36,942
Deferred gain on sale-leaseback	3,242	4,399
Deferred income taxes	7,721	7,197
Income taxes payable	2,880	2,597
Other non-current liabilities	1,269	1,367
Total liabilities	45,930	52,502
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 30,381,254 and 29,729,065 shares issued and outstanding at June 30, 2013 and 2012 respectively	304	297
Additional paid-in capital	231,711	222,769
Retained earnings	95,524	108,732
Accumulated other comprehensive income	962	1,306
Total shareholders’ equity	328,501	333,104
Total liabilities and shareholders’ equity	$374,431	$385,606
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Years Ended June 30,
	2013	2012	2011
Net revenues	$208,791	$244,929	$228,710
Cost of revenues	126,123	108,773	98,811
Gross margin	82,668	136,156	129,899
Operating expenses:
Selling, general and administrative	57,579	57,159	57,868
Research and development	32,687	45,984	44,500
Amortization of acquired intangible assets	8,717	3,799	1,984
Restructuring and other charges	7,056	2,821	—
Impairment of long-lived assets	—	—	150
Acquisition costs and other related expenses	318	1,219	412
Change in the fair value of the liability related to the LNX earn-out	—	(4,938)	—
Total operating expenses	106,357	106,044	104,914
(Loss) income from operations	(23,689)	30,112	24,985
Interest income	7	13	34
Interest expense	(38)	(40)	(79)
Other income, net	558	1,686	1,562
(Loss) income before income taxes	(23,162)	31,771	26,502
Tax (benefit) provision	(9,954)	9,152	8,060
Net (loss) income	$(13,208)	$22,619	$18,442
Basic net (loss) earnings per share	$(0.44)	$0.77	$0.73
Diluted net (loss) earnings per share	$(0.44)	$0.75	$0.70
Weighted-average shares outstanding:
Basic	30,128	29,477	25,322
Diluted	30,128	30,085	26,209
Comprehensive (loss) income:
Net (loss) income	$(13,208)	$22,619	$18,442
Foreign currency translation adjustments	(359)	53	311
Net unrealized (loss) gain on investments	15	(2)	2
Total comprehensive (loss) income	$(13,552)	$22,670	$18,755
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2013, 2012 and 2011
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2010	22,883	$229	$110,270	$67,671	$942	$179,112
Issuance of common stock under employee stock incentive plans	594	6	2,590			2,596
Issuance of common stock under employee stock purchase plan	89	1	1,093			1,094
Follow-on public stock offering	5,578	55	93,550			93,605
Stock-based compensation			5,580			5,580
Tax benefit from employee stock plan awards			694			694
Net income				18,442		18,442
Net unrealized loss on securities					2	2
Foreign currency translation adjustments					311	311
Balance at June 30, 2011	29,144	$291	$213,777	$86,113	$1,255	$301,436
Issuance of common stock under employee stock incentive plans	481	5	461			466
Issuance of common stock under employee stock purchase plan	104	1	1,164			1,165
Stock-based compensation			6,616			6,616
Tax benefit from employee stock plan awards			751			751
Net income				22,619		22,619
Net unrealized gain on investments					(2)	(2)
Foreign currency translation adjustments					53	53
Balance at June 30, 2012	29,729	$297	$222,769	$108,732	$1,306	$333,104
Issuance of common stock under employee stock incentive plans	548	6	430			436
Issuance of common stock under employee stock purchase plan	104	1	813			814
Stock-based compensation			7,940			7,940
Tax shortfall from employee stock plan awards			(754)			(754)
Net loss				(13,208)		(13,208)
Share-based business combination consideration			513			513
Net unrealized loss on investments					15	15
Foreign currency translation adjustments					(359)	(359)
Balance at June 30, 2013	30,381	$304	$231,711	$95,524	$962	$328,501

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(13,208)	$22,619	$18,442
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	17,209	11,658	8,348
Stock-based compensation expense	7,940	6,616	5,580
(Benefit) provision for deferred income taxes	(10,083)	(3,056)	1,888
Impairment of long-lived assets	—	—	150
Excess tax benefit from stock-based compensation	(19)	(559)	(893)
Change in the fair value of the liability related to the LNX earn-out	—	(4,938)	—
Loss on sale of building	1,091	—	—
Other non-cash items	(757)	(555)	(898)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivable, and cost in excess of billings	4,760	6,755	257
Inventory	453	(7,267)	2,514
Prepaid income taxes	3,197	3,514	1,567
Prepaid expenses and other current assets	(807)	(816)	(2,120)
Other non-current assets	1,055	646	(677)
Accounts payable and accrued expenses	(13,094)	(1,092)	931
Deferred revenues and customer advances	516	(1,850)	(3,696)
Income taxes payable	(422)	820	21
Other non-current liabilities	298	(626)	60
Net cash (used in) provided by operating activities	(1,871)	31,869	31,474
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(67,721)	(71,044)	(29,508)
Sales and maturities of marketable securities	—	—	18,025
Purchases of property and equipment	(3,880)	(9,427)	(8,825)
Proceeds from sale of building	775	—	—
Payments for acquired intangible assets	—	(50)	(2,375)
Increase in other investing activities	(265)	(281)	—
Net cash used in investing activities	(71,091)	(80,802)	(22,683)
Cash flows from financing activities:
Proceeds from follow-on public stock offering, net	—	—	93,605
Proceeds from employee stock plans	1,251	1,631	3,690
Excess tax benefit from stock-based compensation	19	559	893
Payments of acquired debt	(6,575)	—	—
Payments of deferred financing costs	(771)	—	(31)
Payments of deferred offering costs	—	(30)	(59)
Decrease in restricted cash	3,000	—	—
Payments of capital lease obligations	(593)	(185)	(298)
Net cash (used in) provided by financing activities	(3,669)	1,975	97,800
Effect of exchange rate changes on cash and cash equivalents	(207)	47	43
Net (decrease) increase in cash and cash equivalents	(76,838)	(46,911)	106,634
Cash and cash equivalents at beginning of year	115,964	162,875	56,241
Cash and cash equivalents at end of year	$39,126	$115,964	$162,875
Cash paid (received) during the period for:
Interest	$39	$40	$45
Income taxes	$(3,313)	$8,686	$4,397
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$12,560	$8,367	$9,204
Share-based business combination consideration	$513	$—	$—
Acquisition of intangible assets	$—	$—	$495
Capital lease	$249	$41	$251
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc., formerly Mercury Computer Systems, Inc., (the “Company” or “Mercury”) provides commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and world-class service and support to our defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Predator and Reaper. The Company also deliver services and solutions in support of the intelligence community.
The Company's goal is to grow and build on its position as a critical component of the defense and intelligence industrial base and become the leading provider of open and affordable sensor processing subsystems. The Mercury Commercial Electronics (“MCE”) operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. The Mercury Defense Systems (“MDS”) operating segment leverages building blocks provided by MCE to build solutions for electronic warfare (“EW”) and electronic countermeasures ("ECM"), electro optical/infrared, signal intelligence (“SIGINT”) and radar environment test and simulation. The Mercury Intelligence Systems (“MIS”) operating segment delivers Big Data analytic processing, predictive analytics and multi-intelligence analysis in support of the intelligence community.
B. Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
Prior to the third quarter of fiscal 2013, the Company consisted of two reportable segments: Advanced Computing Solutions (“ACS”) and Mercury Federal Systems (“MFS”). Following a series of acquisitions that expanded the Company's capabilities, the Company initiated a reorganization to group its product and service offerings in order to align itself with the way management currently manages its business. Beginning January 1, 2013, the Company is comprised of the following three operating segments: MCE, MDS and MIS. The Company reports MCE as a standalone reportable segment and has aggregated MDS and MIS to form the reportable segment Mercury Defense and Intelligence Systems (“MDIS”). The Company has conformed prior period amounts to the new reportable segments. None of these changes impact the Company's previously reported consolidated financial results. See Note P of the Notes to Consolidated Financial Statements for further discussion.
RECLASSIFICATION
A loss of approximately $65 as of June 30, 2011, which was previously included within loss from discontinued operations has been reclassified to other income, net in the fiscal 2011 Consolidated Statements of Operations and Comprehensive Income to conform with the presentation in the June 30, 2013 Consolidated Financial Statements.
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
REVENUE RECOGNITION;
The Company relies upon FASB ASC 605, Revenue Recognition to account for its revenue transactions. Revenue from sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements in fiscal 2013, 2012 and 2011 was 34%, 39% and 50% of total revenues, respectively.
In accordance with the provisions of FASB ASU 2009-13, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company generally expects that it will not be able to establish VSOE or TPE due to limited single element transactions and the nature of the markets in which the Company competes, and, as such, the Company typically determines its relative selling price using BESP.
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
Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. The Company records revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material on June 30, 2012 or 2013.
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
RESTRICTED CASH
The Company had restricted cash balances of $546 and $3,281 as of June 30, 2013 and 2012, respectively. The balances are classified as restricted cash on the accompanying consolidated balance sheet and are reflected in non-current assets. The balances at June 30, 2013 and 2012 included restrictions related to certain contracts with foreign customers that require a certificate of deposit to be held at a commercial bank until performance of the contracts have been completed. In addition, at June 30, 2012, the restricted cash balance included a deposit of $3,000 with its bank as collateral for the landlord pursuant to the sale-lease back transaction entered in April 2007 for the Company’s headquarters in Chelmsford, MA. During fiscal 2013, the restrictions on the $3,000 cash collateral were lifted, as the Company and the landlord for the Company's headquarters in Chelmsford, MA agreed to collateralize its headquarters with a senior unsecured revolving line of credit (see Note L).
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2013 and 2012, the Company had $39,118 and $115,958, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2013, five customers accounted for 40% of the Company's receivables, unbilled receivables and cost in excess of billings. At June 30, 2012, five customers accounted for 59% of the Company’s receivables, unbilled receivables and cost in excess of billings.
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
For the year ended June 30, 2012, the Company elected to adopt FASB ASU 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”). Under ASU 2011-8, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary.
On January 1, 2013, the Company internally reorganized its product and service offerings in order to align itself with the way management currently manages its business. The internal reorganization affected the Company's reporting units which constituted a triggering event and resulted in interim testing of goodwill. The results of the Company's step one goodwill impairment test indicated that the fair values of the Company's reporting units were in excess of book values. The Company performed its annual impairment analysis during the fourth quarter of fiscal year 2013. The Company performed its analysis in accordance with FASB ASC 350 and utilized the discounted cashflow method to test for goodwill impairment and did not identify any indicators of impairment as of June 30, 2013. See Note G of the Notes to Consolidated Financial Statements for further discussion.
Acquired intangible assets result from the Company’s various business acquisitions (see Note H) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer relationships, trademarks, backlog, and non-compete agreements. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed.
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
PROPERTY AND EQUIPMENT
Property and equipment are the long-lived, physical assets of the Company acquired for use in the Company’s normal business operations and are not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the estimated useful lives of the assets using the straight-line method (see Note F).
As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with FASB ASC 350. During fiscal 2013, 2012 and 2011, the Company capitalized $91, $1,092 and $1,000 of software development costs.
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
PRODUCT WARRANTY ACCRUAL
The Company’s product sales generally include a 12 month standard hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions and any specifically identified warranty requirements. Product warranty accrual is included as part of accrued expenses in the accompanying consolidated balance sheets. The following table presents the changes in the Company's product warranty accrual.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Beginning balance at July 1,	$1,360	$894	$1,186
Warranty assumed from Micronetics acquisition	245	—	—
Accruals for warranties issued during the period	4,592	2,445	970
Settlements made during the period	$(3,675)	(1,979)	(1,262)
Ending balance at June 30,	$2,522	$1,360	$894
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
Basic and diluted weighted average shares outstanding were as follows:

	Years Ended June 30,
	2013	2012	2011
Basic weighted-average shares outstanding	30,128	29,477	25,322
Effect of dilutive equity instruments	—	608	887
Diluted weighted-average shares outstanding	30,128	30,085	26,209

Weighted average equity instruments to purchase 1,485, 1,244 and 753 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, because the equity instruments were anti-dilutive.
On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of the Company’s common stock, at a price to the public of $17.75 per share, generating net proceeds, after underwriting fees and expenses, of $93,605. As a result, an additional 5,578, 5,578, and 2,129 weighted average shares outstanding were included in the calculation of basic and diluted net earnings per shares for fiscal 2013, 2012, and 2011.
ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains on investments. The components of accumulated other comprehensive income were $962 and $1,306 of accumulated foreign currency translation adjustments at June 30, 2013 and 2012. There were no accumulated net unrealized gains on investments at June 30, 2013 and 2012.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts to be reclassified in their entirety to net income not required by U.S. GAAP, the entity is required to cross-reference details to other disclosures required by U.S. GAAP that provide detail about those amounts. The ASU is effective prospectively for annual reporting periods beginning after December 15, 2012. This pronouncement is not expected to have a material impact to our consolidated financial statements.
C.Acquisitions
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
Headquartered in Hudson, NH, Micronetics is a leading designer and manufacturer of microwave and radio frequency ("RF") subsystems and components for defense and commercial customers.
Pursuant to the terms of the Merger Agreement, at the closing of the merger on August 8, 2012, each share of common stock of Micronetics issued and outstanding immediately prior to the closing was converted into the right to receive $14.80 in cash, without interest (the “Merger Consideration”). All outstanding options to acquire shares of Micronetics common stock that were vested as of the closing were canceled and the holders of such options were entitled to receive an amount of cash equal to the product of the total number of shares previously subject to such vested options and the excess of the Merger Consideration over the exercise price per share. All outstanding Micronetics stock options that were unvested at the closing were replaced by Mercury. The replacement stock options granted were determined based on a conversion ratio provided in the Merger Agreement. Micronetics existing bank debt was paid in full by Mercury on the closing date. Mercury funded the acquisition with cash on hand.

The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of Micronetics:

Amounts
Consideration transferred
Cash paid to shareholders and to settle vested options	$69,830
Value allocated to unvested options	513
Less cash acquired	(2,109)
Net purchase price	$68,234

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,109
Accounts receivable	3,635
Inventory	12,080
Fixed assets	5,712
Current and non-current deferred tax assets	2,764
Other current and non-current assets	1,721
Accounts payable and accrued expenses	(6,090)
Long-term debt	(6,575)
Deferred tax liabilities	(8,114)
Estimated fair value of net tangible assets acquired	7,242
Estimated fair value of identifiable intangible assets	18,500
Estimated fair value of goodwill	44,601
Estimated fair value of assets acquired	$70,343
Less cash acquired	(2,109)
Net purchase price	$68,234
The amounts above represent the preliminary fair value estimates as of June 30, 2013 and are subject to subsequent adjustment during the remainder of the measurement period. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.
The goodwill of $44,601 arising from the Micronetics acquisition largely reflects the potential synergies and expansion of the Company's service offerings across product segments and markets complementary to the Company's existing products and markets. The Micronetics acquisition provides the Company with additional capability and expertise related to microwave and radio frequency technology. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. As of June 30, 2013, the Company did not have any goodwill eligible for tax deduction purposes.
The revenue and net loss from Micronetics included in the Company's consolidated statements of operations for the fiscal year ended June 30, 2013 was $35,474 and $(3,764), respectively.
Pro Forma Financial Information
The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the Micronetics acquisition had occurred on July 1, 2011:

	June 30,
	2013	2012
Pro forma net revenues	$210,788	$291,467
Pro forma net (loss) income	$(14,099)	$24,116
Basic pro forma net (loss) earnings per share	$(0.47)	$0.82
Diluted pro forma net (loss) earnings per share	$(0.47)	$0.80

The pro forma results presented above are for illustrative purposes only for the applicable periods and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.
KOR AND PDI ACQUISITION
On December 22, 2011, the Company and King Merger Inc., a newly formed, wholly-owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KOR Electronics (“KOR”), and Shareholder Representative Services LLC, as the securityholders' representative. On December 30, 2011, the transaction closed with the Merger Sub being merged with and into KOR with KOR continuing as the surviving company and wholly-owned subsidiary of the Company (the “Merger”). By operation of the Merger, the Company acquired both KOR and its wholly-owned subsidiary, Paragon Dynamics, Inc. (“PDI”). For segment reporting, KOR and PDI are included in the MDIS business segment.
The Company acquired KOR and PDI for a net purchase price of $71,000 paid in cash. The Company funded the purchase price with cash on hand. The Company acquired KOR and PDI free of bank debt. The purchase price was subject to post-closing adjustment based on a determination of KOR's closing net working capital.  In accordance with the Merger Agreement, $10,650 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers' indemnification obligations. The escrow is available for indemnification claims through December 30, 2013.
The purchase price provisional amounts were adjusted based on the final fair value estimates as of the end of the December 30, 2012 measurement period. During fiscal 2013, the Company made final adjustments to accounts receivable and cost in excess of billings, other current and non current assets, deferred income taxes and goodwill by $126, $810, $(235) and $(701), respectively. Any subsequent adjustments to these fair value estimates will result in an adjustment to income. As of June 30, 2013, there have been no material adjustments to the initial fair value estimates.
LNX ACQUISITION
On January 12, 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with LNX, the holders of the equity interests of LNX, and Lamberto Raffaelli, as the sellers' representative (collectively, the “Sellers”). Pursuant to the Stock Purchase Agreement, the Company completed its purchase of all of the outstanding equity interests in LNX, and LNX became a wholly-owned subsidiary of the Company. Based in Salem, NH, LNX designs and builds next generation radio frequency receivers for signal intelligence, communication intelligence as well as electronic attack applications. LNX is included in the MCE business segment.
The Company acquired LNX for a purchase price of $31,000 paid in cash, plus an earn-out of up to $5,000 payable in cash, based upon achievement of financial targets during calendar years 2011 and 2012. The purchase price was subject to post-closing adjustment based on a determination of LNX's closing net working capital. The Company funded the purchase price with cash on hand. The Company acquired LNX free of bank debt. Immediately prior to the consummation of the acquisition, LNX divested its non-defense global procurement business. The Company determined the fair value of the earn-out contingent consideration as part of the LNX acquisition based on the probability of LNX attaining the specified financial targets and assigned a fair value of $4,828 to the liability. In accordance with the Stock Purchase Agreement, $6,200 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers' indemnification obligations, of which $1,523 was released to the Sellers and $27 was released to the Company in March 2011, upon the final calculation of net working capital. The remaining escrow was available for indemnification claims through August 31, 2012 upon which it was released to the Sellers.
As of June 30, 2012, the Company determined that it was probable that the earn-out related to the LNX acquisition would not be achieved. During the fourth quarter of fiscal 2012, the Company did not receive a purchase order for long lead-time materials. Therefore, the Company no longer expected to meet the specified revenue targets for the LNX earn-out due to the long-lead time necessary to generate these revenues and determined it did not expect to pay the earn-out. As a result, the Company adjusted the fair value of the earn-out contingent consideration and recorded $4,938 as a change in fair value of the liability in June 2012. The adjustment is separately classified in the consolidated statements of operations as an offset to operating expenses. Subsequently, in fiscal 2013, the LNX earn-out window expired with no further adjustments required.
D.Fair Value of Financial Instruments
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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2013:

	Fair Value Measurements
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$27,023	$27,023	$—	$—
Operating cash	$12,103	$12,103	$—	$—
Restricted cash	546	546	—	—
Total	$39,672	$39,672	$—	$—

The carrying values of cash and cash equivalents, including U.S. Treasury bills and money market funds, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The Company determined the fair value of the contingent consideration related to the LNX acquisition based on the probability of LNX attaining specific financial targets using an appropriate discount rate to present value the liability. As of June 30, 2012, the Company determined that it is probable that the earn-out related to the LNX acquisition would not be achieved (see Note C). As a result, the Company adjusted the fair value of the LNX earn-out contingent consideration and recorded $(4,938) as a change in fair value in June 2012. The adjustment is separately classified on the statement of operations and is reflected as an offset to operating expenses. The following table provides a rollforward of the fair value of the contingent consideration, whose fair values were determined by Level 3 inputs:

Fair Value
Balance at June 30, 2011	$4,854
Recognition of accretion expense in operating expenses	84
Change in the fair value of the liability related to the LNX earn-out	(4,938)
Balance at June 30, 2012 and 2013	$—

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2012:

	Fair Value Measurements
	June 30, 2012	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$97,049	$97,049	$—	$—
Operating cash	18,915	18,915	$—	$—
Restricted cash	3,281	3,281	—	—
Total	$119,245	$119,245	$—	$—

E.Inventory
Inventory was comprised of the following:

	June 30,
	2013	2012
Raw materials	$17,512	$11,246
Work in process	13,432	8,979
Finished goods	6,488	5,620
Total	$37,432	$25,845

The $11,587 increase in inventory was primarily due to the inclusion of inventory from the Micronetics acquisition and inventory purchased in fiscal 2013 related to last time buys of inventories nearing the end of their production life to be able to support certain products and the related customers into the foreseeable future. There are no amounts in inventory relating to contracts having production cycles longer than one year.
F.Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2013	2012
Computer equipment and software	2-4	$53,403	$51,372
Furniture and fixtures	5	7,232	7,110
Building and leasehold improvements	lesser of estimated useful life or lease term	2,900	2,313
Machinery and equipment	5	11,201	7,838
Vehicles	5	88	88
		74,824	68,721
Less: accumulated depreciation and amortization		(59,805)	(52,792)
		$15,019	$15,929
In fiscal 2013 and 2012, the Company retired $1,199 and $2,058, respectively, of fully depreciated computer equipment and software assets that were no longer in use by the Company. The retirement was part of an on-going effort by the Company to review and identify all assets that are still in use by the Company, and to retire those that are not.
Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2013, 2012 and 2011 was $8,492, $7,859 and $6,364, respectively.
On June 27, 2013, the Company entered into a sales agreement and a separate short-term lease agreement in connection with the Company’s Hudson, NH, facility. Pursuant to the sale agreement, the Company sold all land, land improvements, buildings and building improvements related to the facility. The loss on the sale of the facility was approximately $1,091 and is recorded in restructuring and other charges in the accompanying consolidated statement of operations. The Company is temporarily leasing back the facility through February 2014.
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

The unamortized deferred gain consisted of the following of which the current portion is included in accrued expenses and the non-current portion is separately classified in the accompanying consolidated balance sheets:

	June 30,
	2013	2012
Current portion	$1,157	$1,157
Non-current portion	3,242	4,399
Total unamortized deferred gain	$4,399	$5,556
G.Goodwill
The following table sets forth the changes in the carrying amount of goodwill prior to the internal reorganization for the six months ended December 31, 2012:

	ACS	MFS	Total
Balance at June 30, 2011	$79,558	$—	$79,558
Goodwill arising from the KOR acquisition	33,913	19,150	53,063
Balance at June 30, 2012	113,471	19,150	132,621
Goodwill arising from the Micronetics acquisition	46,509	—	46,509
Goodwill adjustment for the KOR acquisition	(701)	—	(701)
Balance at December 31, 2012	$159,279	$19,150	$178,429
The goodwill adjustment for the KOR acquisition is the result of changes in fair value estimates derived from additional information obtained during the measurement period which ended December 30, 2012.
Following a series of acquisitions that expanded the Company’s capabilities, the Company initiated a reorganization to group its product and service offerings in order to align itself with the way management currently manages its business. The following reporting units were determined based upon the nature of the products offered to customers and the market characteristics of each reporting unit: MCE, MDS and MIS. As defined by FASB ASC 350—“Intangibles—Goodwill and Other” “FASB ASC 350”, goodwill is tested on an interim basis at the occurrence of certain triggering events. Events affecting reporting units such as a change in the composition or carrying amount of its net assets constitute a triggering event and require interim testing of goodwill. The Company performed interim testing on the ACS and MFS reporting units prior to the reorganization.
The Company determined the fair values of the ACS and MFS reporting units as of January 1, 2013. Consistent with prior years, the valuation was based upon a discounted cash flow analysis and corroborated by two market-based analyses: one comparing the trading multiples of public companies in similar lines of business and another based on exchange prices in actual business combinations. The results of the Company’s step one interim goodwill impairment test indicated that the fair values of both the ACS and MFS reporting units were in excess of its book values. As such, step two of the goodwill impairment testing was not required and no impairment charge was recorded. The Company acknowledges that the assumptions used during its fair value analysis are subject to management judgment and have a direct impact to the valuation results. The discount rate utilized in the discounted cash flow analysis was increased from historical measures due to the current economic uncertainty in the defense industry, including current government fiscal year federal budget sequestration and the potential for a continuing budget resolution for the next government fiscal year. The Company’s updated financial projections were used in the discounted cash flow analysis in consideration of current economic factors. The Company believes that the assumptions and projections used in its analyses for ACS and MFS were reasonable; however, using different assumptions could lead to different results. For example, a 1% increase in the discount rate used in the discounted cash flow analysis of the ACS reporting unit, would have resulted in the failure of the step one interim goodwill impairment test.
The Company reviewed its analysis of its internally reorganized business in order to determine its reporting units in accordance with FASB ASC 350. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. The Company’s operating segments subsequent to the internal reorganization are MCE, MDS and MIS.
MCE has three components with discrete financial information available which are reviewed by their segment manager; however, those three components are economically similar in nature and thus have been aggregated into a single reporting unit at the operating segment level. MDS and MIS each have sole components and the reporting units are at the operating segment level.
The Company allocated the total carrying value of goodwill to each of the new reporting units based on the relative fair value of the reporting units calculated using a discounted cash flow analysis and in accordance with FASB ASC 350. There was no impairment of goodwill indicated subsequent to the allocation.

The following table summarizes the changes in goodwill for the six months ended June 30, 2013, after reallocation:

	MCE	MDS	MIS	Total
Balance at January 1, 2013	$135,691	$33,768	$8,970	$178,429
Subsequent recognition of deferred tax assets from the Micronetics acquisition	(376)	—	—	(376)
Subsequent decrease of deferred tax liabilities from the Micronetics acquisition	(414)	—	—	(414)
Other goodwill adjustments from the Micronetics acquisition	(1,118)	—	—	(1,118)
Balance at June 30, 2013	$133,783	$33,768	$8,970	$176,521
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The Company follows FASB ASC 350 to determine whether the fair value of a reporting unit is less than its carrying amount. As of June 30, 2013, MCE, MDS, and MIS had goodwill balances; as such, the annual impairment analysis was performed for each reporting unit in the fourth quarter of fiscal 2013. The valuation was based upon a discounted cash flow analysis and corroborated by two market-based analyses: one comparing the trading multiples of public companies in similar lines of business and another based on exchange prices in actual business combinations. The results of the Company's step one interim goodwill impairment test indicated that the fair values of the MCE, MDS and MIS reporting units were in excess of its book values. As such, no impairment charge was recorded for fiscal 2013.
The Company also evaluated its market capitalization as of June 30, 2013 which approximated the fair value of the Company at that time when considering an appropriate control premium. The Company's market capitalization and stock price have steadily increased since the third quarter of fiscal 2013 providing objective evidence that the previous decline in these metrics were temporary and the decline of its market capitalization to be a temporary reaction to the uncertainty that federal budget sequestration was having on the defense industry. The projections used by the Company in determining the fair values of its reporting units did not include cash flows from any recent cancellations of any key defense programs in which it participates. While the Company has seen delays in certain programs, it believes these delays are temporary. Furthermore, the Company believes a short term decline in its market capitalization is not indicative of a permanent trend.
H.Acquired Intangible Assets

Acquired intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2013
Customer relationships	$36,570	$(7,187)	$29,383	6.8 years
Licensing agreements and patents	3,596	(2,493)	1,103	6.1 years
Completed technologies	5,570	(2,084)	3,486	5.3 years
Trademarks	990	(285)	705	6.0 years
Backlog	1,500	(1,347)	153	1.0 year
Non-compete agreements	500	(464)	36	5.0 years
	$48,726	$(13,860)	$34,866
June 30, 2012
Customer relationships	$26,770	$(9,217)	$17,553	6.9 years
Licensing agreements and patents	4,095	(2,365)	1,730	5.4 years
Completed technologies	5,570	(1,007)	4,563	5.3 years
Trademarks	990	(95)	895	6.0 years
Backlog	800	(588)	212	2.0 years
Non-compete agreements	500	(370)	130	5.0 years
	$38,725	$(13,642)	$25,083

Estimated future amortization expense for acquired intangible assets remaining at June 30, 2013 is as follows:

Year Ending June 30,
2014	$7,797
2015	7,503
2016	7,018
2017	5,537
2018	4,799
Thereafter	2,212
Total future amortization expense	$34,866

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Micronetics acquisition. These assets are included in the Company’s gross and net carrying amounts as of June 30, 2013.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$17,000	$(2,544)	$14,456	6.0 years
Backlog	1,500	(1,347)	153	1.0 year
Total	$18,500	$(3,891)	$14,609	5.6 years
I.Restructuring Plan
In the first quarter of fiscal 2013, the Company announced a restructuring plan (“2013 Plan”). The 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for defense budget sequestration. The 2013 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 142 positions largely in engineering, manufacturing and administrative functions, as well as reductions associated with the first phase of integration of Micronetics. The 2013 Plan's restructuring expenses affect the MCE reportable segment. Future restructuring expenses are expected to be immaterial.
During the fourth quarter of fiscal 2013, the Company initiated a second restructuring plan primarily affecting the MCE reportable segment. In the fourth quarter of fiscal 2013, as a result of the integration activities surrounding our recent acquisitions, the Company eliminated 17 positions, primarily in operations, and incurred facility costs related to the loss on the sale of the Company's Hudson, NH facility of approximately $1,109. Restructuring expenses of $7,056 were recognized for the year ended June 30, 2013. Future restructuring expenses are expected to be immaterial.
In fiscal 2012, the Company announced a restructuring plan (“2012 Plan”) affecting both the MCE and MDIS reportable segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions and facility costs related to outsourcing of certain manufacturing activities at the Company’s Huntsville, Alabama site. The 2012 Plan for which expense of $2,821 was recorded in fiscal 2012 was implemented to cope with the near term uncertainties in the defense industry and improve the Company’s overall business scalability.
All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses by business segment for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
MCE restructuring charges	$2,406	$306	$2,712
MDIS restructuring charges	109	—	109
Total 2012 provision	2,515	306	2,821
Cash paid	(2)	(121)	(123)
Restructuring liability at June 30, 2012	2,513	185	2,698
MCE restructuring charges	5,939	1,574	7,513
Cash paid	(7,561)	(364)	(7,925)
Non-cash	—	(1,109)	(1,109)
Reversals (*)	(457)	—	(457)
Restructuring liability at June 30, 2013	$434	$286	$720

(*) Reversals result from the finalization of severance agreements and unused outplacement services.
J.Income Taxes
The components of income (loss) before income taxes and income tax expense (benefit) were as follows:

	Year Ended June 30,
	2013	2012	2011
(Loss) income before income taxes:
United States	$(23,639)	$31,277	$26,007
Foreign	477	494	495
	$(23,162)	$31,771	$26,502
Tax (benefit) provision:
Federal:
Current	$(427)	$10,591	$4,974
Deferred	(9,376)	(2,582)	1,992
	$(9,803)	$8,009	$6,966
State:
Current	$192	$1,401	$855
Deferred	(707)	(335)	48
	$(515)	$1,066	$903
Foreign:
Current	$364	$77	$161
Deferred	—	—	30
	$364	$77	$191
	$(9,954)	$9,152	$8,060

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax (benefit) rate:

	Year Ended June 30,
	2013	2012	2011
Tax (benefit) provision at federal statutory rates	(35.0)%	35.0%	35.0%
State income tax, net of federal tax benefit	(1.8)	2.6	2.2
Research and development credits	(13.2)	(4.2)	(6.9)
Domestic manufacturing deduction	—	(3.0)	(2.6)
Equity compensation	1.8	1.0	1.6
Change in the fair value of the liability related to the LNX earn-out	—	(5.4)	—
Acquisition costs	0.5	1.3	0.6
Valuation allowance	2.6	2.2	1.7
Other	2.0	(0.7)	(1.3)
	(43.1)%	28.8%	30.3%

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	June 30,
	2013	2012
Deferred tax assets:
Inventory valuation and receivable allowances	$8,805	$4,788
Accrued compensation	1,197	1,367
Equity compensation	6,290	6,036
Federal and state research and development tax credit carryforwards	9,746	8,569
Gain on sale-leaseback	1,676	2,116
Other accruals	1,087	919
Other temporary differences	3,038	1,333
	31,839	25,128
Valuation allowance	(9,032)	(8,682)
Total deferred tax assets	22,807	16,446
Deferred tax liabilities:
Deferred revenue	(1,745)	(3,488)
Property and equipment	(3,122)	(3,995)
Acquired intangible assets	(12,342)	(8,507)
Other temporary differences	(1,647)	—
Total deferred tax liabilities	(18,856)	(15,990)
Net deferred tax assets	$3,951	$456
At June 30, 2013, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continues to conclude that it was more likely than not that most domestic deferred tax assets would be realizable based on the financial performance in fiscal year 2013, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on Massachusetts research and development (“R&D”) and investment tax credits as of June 30, 2013 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
The Company had state research and development credit carryforwards of $8,719, which will expire 2018 through 2027. The Company also had state investment tax credits carryforwards of $312 that will expire in 2015. As of June 30, 2013, the Company also had approximately $399 in foreign operating loss carryforwards. Net operating losses of $933 will expire in 2015.

Upon consideration of changing business conditions and cash position in its foreign subsidiaries, management has determined that it would no longer need to indefinitely reinvest the earnings of certain foreign subsidiaries. Therefore, the Company has accrued deferred taxes in association with the $1,300 in undistributed earnings and profits.
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
The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2013	2012
Unrecognized tax benefits, beginning of period	$2,642	$1,831
Increases for previously recognized positions	140	716
Settlements of previously recognized positions	—	—
Decreases for previously recognized positions	—	(84)
Increases for currently recognized positions	141	179
Unrecognized tax benefits, end of period	$2,923	$2,642
The $2,923 of unrecognized tax benefits as of June 30, 2013, if released, would reduce income tax expense.
The Company’s major tax jurisdiction is the U.S. and the open tax years are fiscal 2010 through 2012.
The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months. Currently there are no significant tax audits underway.
K.Commitments and Contingencies
LEGAL CLAIMS
The U.S. Department of Justice (“DOJ”) conducted an investigation into the conduct of certain former employees of Paragon Dynamics, Inc. (“PDI”) (which was acquired by the Company in connection with the acquisition of KOR Electronics on December 30, 2011) in the 2008-2009 time frame, asserting, among other things, that such conduct may have constituted a violation of the Procurement Integrity Act. On August 31, 2012, the DOJ and PDI entered into a settlement agreement related to the investigation pursuant to which the DOJ released PDI and its affiliates from any civil monetary claims relating to the alleged conduct. PDI did not admit liability for the alleged conduct in the settlement. We were fully indemnified with respect to this matter by the former shareholders of KOR Electronics pursuant to the Company's merger agreement with KOR dated December 22, 2011.
In addition to the foregoing, the Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company's cash flows, results of operations, or financial position.
INDEMNIFICATION OBLIGATIONS
The Company's standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited.
PURCHASE COMMITMENTS
As of June 30, 2013, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $18,289.

LEASE COMMITMENTS
The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2023. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2013, 2012 and 2011 was $4,698, $3,803 and $3,369, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2014	$4,494
2015	3,654
2016	3,431
2017	2,984
2018	829
Thereafter	4,692
Total minimum lease payments	$20,084
L.Debt
SENIOR UNSECURED CREDIT FACILITY
On October 12, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200,000 senior unsecured revolving line of credit (the “Revolver”). The Company can borrow up to $200,000 based on its consolidated EBITDA for the prior trailing four quarters and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.
The Credit Agreement has an accordion feature permitting the Company to request from the lenders an increase in the aggregate amount of the credit facility in the form of an incremental revolver or term loan in an amount not to exceed $50,000. Any such increase would require only the consent of the lenders increasing their respective commitments under the credit facility.
The interest rates applicable to borrowings under the Credit Agreement involve various rate options that are available to the Company. The rates are calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consist of LIBOR rates or prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on the Company's leverage at the time of borrowing.
Borrowings under the Credit Agreement are senior unsecured loans. Each of the Company's domestic subsidiaries is a guarantor under the Credit Agreement.
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result; as of June 30, 2013, the Company is in compliance with the covenants in the Credit Agreement . In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of June 30, 2013, there was $35,780 of borrowing capacity available based on our consolidated EBITDA for the trailing four quarters ended June 30, 2013. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $3,853. The Company was in compliance with all covenants and conditions under the Credit Agreement.
SENIOR SECURED CREDIT FACILITY
In connection with entering into the Credit Agreement, on October 12, 2012, the Company terminated its Loan and Security Agreement with Silicon Valley Bank dated February 12, 2010, as amended on March 30, 2011 (the “Loan Agreement”). The Loan Agreement provided for a $35,000 revolving line of credit. The Company terminated the Loan Agreement early without penalty. Silicon Valley Bank released its security interests in the Company's assets in connection with the termination of the Loan Agreement.

Original Loan Agreement
On February 12, 2010, the Company entered into the Loan Agreement with Silicon Valley Bank (the “Lender”). The Loan Agreement provided for a $15,000 revolving line of credit (the “Revolver”) and a $20,000 acquisition line (the “Term Loan”). The Revolver was available for borrowing during a two-year period, with interest payable monthly and the principal due at the February 11, 2012 maturity of the Revolver. The Term Loan was available for up to three separate borrowings, with total borrowings not to exceed $20,000, until February 11, 2012. The Term Loan had monthly interest and principal payments through the February 11, 2014 maturity of the Term Loan.
The interest rates included various rate options that were available to the Company. The rates were calculated using a combination of conventional base rate measures plus a margin over those rates. The base rates consisted of LIBOR rates and prime rates. The actual rates depended on the level of these underlying rates plus a margin based on the Company’s leverage at the time of borrowing.
Borrowings were secured by a first-priority security interest in all of the Company’s domestic assets, including intellectual property, but limited to 65% of the voting stock of foreign subsidiaries.
The Loan Agreement provided for conventional affirmative and negative covenants, including a minimum quick ratio of 1.5 to 1.0. If the Company had less than $10,000 of cash equivalents in accounts with the Lender in excess of the Company’s borrowings, the Company had to satisfy a $15,000 minimum trailing-four-quarter cash-flow covenant. The minimum cash flow covenant was calculated as the Company’s trailing-four quarter adjusted EBITDA as defined in the Loan Agreement. In addition, the Loan Agreement contained certain customary representations and warranties and limited the Company’s and its subsidiaries’ ability to incur liens, dispose of assets, carry out certain mergers and acquisitions, make investments and capital expenditures and defined events of default and limitations on the Company and its subsidiaries to incur additional debt.
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
The Amended Loan Agreement provided for conventional affirmative and negative covenants, including a minimum quick ratio of 1.0 to 1.0 and a $15,000 minimum trailing four quarter cash flow covenant through and including June 30, 2012 (with $17,500 of minimum cash flow required thereafter).
In connection with entering into the Credit Agreement lead by Key Bank in October, 2012, we terminated the Loan Agreement with Silicon Valley Bank.
M.Shareholders’ Equity
FOLLOW-ON PUBLIC STOCK OFFERING
On February 16, 2011, the Company completed a follow-on public stock offering of 5,578 shares of common stock, which were sold at a price to the public of $17.75 per share. The follow-on public stock offering resulted in $93,605 of net proceeds to the Company. The underwriting discount of $4,950 and other expenses of $446 related to the follow-on public stock offering were recorded as an offset to additional paid-in-capital.
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
N.Employee Benefit Plans
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. During fiscal 2013, 2012 and 2011, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $2,158, $2,196 and $1,762 during the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
O.Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 7,764 shares at June 30, 2013. On October 17, 2012, the Company's shareholders approved an increase in the number of authorized shares for issuance under the 2005 Plan to 7,592 shares, an increase of 1,500 shares. The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,258 shares available for future grant under the 2005 Plan at June 30, 2013.

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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares, including a 300 share increase approved by the Company’s shareholders on October 21, 2011. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2013, 2012 and 2011 was 104, 104 and 89, respectively. Shares available for future purchase under the ESPP totaled 256 at June 30, 2013.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2013
Outstanding at June 30, 2011	2,293	$14.35	3.88
Granted	—	—
Exercised	(72)	6.48
Cancelled	(36)	23.70
Outstanding at June 30, 2012	2,185	$14.46	2.89
Granted	271	4.75
Exercised	(74)	5.88
Cancelled	(312)	14.83
Outstanding at June 30, 2013	2,070	$13.44	2.60	$1,668
Vested and expected to vest at June 30, 2013	2,060	$13.47	2.58	$1,628
Exercisable at June 30, 2013	1,955	$13.93	2.29	$1,175

The intrinsic value of the options exercised during fiscal years 2013, 2012 and 2011 was $90, $534 and $2,979, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2013, there was $354 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.66 years from June 30, 2013. As of June 30, 2012, there was $110 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 0.3 years from June 30, 2012.
On August 8, 2012, the Company completed its acquisition of Micronetics. Pursuant to the terms of the Merger Agreement, all outstanding options to acquire shares of Micronetics common stock that were vested at the closing were cancelled and the holders of such options received an amount of cash equal to the product of the total number of shares previously subject to such vested options and the excess of the merger consideration over the exercise price per share. All outstanding Micronetics stock options that were unvested at the closing were replaced with stock options in the Company's common stock. The replacement stock options granted were determined based on a conversion ratio provided in the Merger Agreement. The 271 stock options granted in the table above reflect the replacement of the unvested Micronetics stock options as of August 8, 2012.
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2011:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	1,187	$11.23
Granted	585	14.30
Vested	(409)	10.62
Forfeited	(88)	13.14
Outstanding at June 30, 2012	1,275	$12.71
Granted	1,327	9.47
Vested	(474)	11.97
Forfeited	(121)	11.24
Outstanding at June 30, 2013	2,007	$10.82

An aggregate of 144 shares of restricted stock that were granted to employees of KOR and PDI joining the Company in connection with the acquisition of KOR in December 2011 are included in the granted figure in the table above.

An aggregate of 70 shares of restricted stock that were granted to employees of Micronetics joining the Company in connection with the acquisition of Micronetics in August 2012 are included in the granted figure in the table above.
The total fair value of restricted stock awards vested during fiscal year 2013, 2012 and 2011 was $4,488, $5,848 and $4,175, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2013, there was $11,588 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.6 years from June 30, 2013. As of June 30, 2012, there was $10,515 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.4 years from June 30, 2012.
STOCK-BASED COMPENSATION EXPENSE AND ASSUMPTIONS
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the fiscal years 2013, 2012 and 2011 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2013	2012	2011
Cost of revenues	$433	$349	$263
Selling, general and administrative	6,460	5,309	4,609
Research and development	1,047	958	708
Share-based compensation expense before tax	7,940	6,616	5,580
Income taxes	(2,910)	(2,357)	(1,966)
Share-based compensation expense, net of income taxes	$5,030	$4,259	$3,614

There were no options granted during fiscal year 2012. The only stock options granted during fiscal year 2013 were related to the Micronetics stock option rollover at the acquisition date. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during fiscal years 2013, 2012 and 2011:

	Years Ended June 30,
	2013	2012	2011
Weighted-average fair value of options granted	$3.80	$—	$7.25
Option life(1)	4.5 years	0	5.0 years
Risk-free interest rate(2)	0.73%	—%	1.27%
Stock volatility(3)	58%	—%	63%
Dividend rate	—%	—%	—%

(1)	The option life was determined based upon historical option activity.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)
The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

P.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Prior to the third quarter of fiscal 2013, the Company's operating segments were the same as its reportable segments: Advanced Computing Solutions and Mercury Federal Systems. Following a series of acquisitions that expanded the Company's capabilities, the Company initiated a reorganization to group its product and service offerings in the manner which the Company's CODM manages and evaluates the business. Therefore, the Company utilized the management approach for determining reportable segments in accordance with the authoritative guidance. Beginning with the third quarter ended March 31, 2013, the Company redefined its operating and reportable segments. The following operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company's management structure:

•
Mercury Commercial Electronics (“MCE”): this operating segment delivers innovative, commercially developed, open sensor and Big Data processing systems for critical commercial, defense and intelligence applications. MCE delivers solutions that are secure and based upon open architectures and widely adopted industry standards. MCE delivers rapid time-to-value and world-class service and support to our commercial and defense prime contractor customers.

•
Mercury Defense Systems (“MDS”): this operating segment delivers innovative, open sensor processing solutions to key defense prime contractors leveraging commercially available technologies and solutions from our MCE business. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), U.S. Department of Defense agencies, EW, and ECM markets.

•
Mercury Intelligence Systems (“MIS”): this operating segment delivers technologically advanced hardware and software data processing solutions and predictive analytics capabilities to address the intelligence community and Department of Defense mission needs.

The Company's operating segments were evaluated in accordance with FASB ASC 280- “Segment Reporting” in order to determine which operating segments qualified as reportable segments. The Company considered qualitative factors, including the economic characteristics of each operating segment to determine if any of its three operating segments qualified for aggregation into fewer reportable segments.
The Company's evaluation of the economic characteristics of its operating segments included comparisons of revenues and applicable growth rates, gross margins, operating margins, future projections, and additional non-GAAP financial measurements which indicate that MDS and MIS have similar economic characteristics. The Company also evaluated the following qualitative factors in accordance with FASB ASC 280 paragraph 10-50-11: the nature of products and services, the corresponding production processes, the types of customers, distribution methods for products and services and the nature of the corresponding regulatory environment associated with its operating segments. The Company determined each of these factors are similar for both the MDS and MIS operating segments and supports the aggregation of MDS and MIS into one reportable segment, Mercury Defense and Intelligence Systems (“MDIS”).
The Company analyzed quantitative thresholds of each reportable segment including but not limited to reported revenues, including sales to external customers and intersegment sales or transfers, reported profits or losses, and total assets of each operating segment. The Company determined that both MCE and MDIS met the quantitative thresholds for reporting.
The Company reclassified the segment data for the prior periods presented below to conform to the current year's presentation.
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
Adjusted EBITDA is defined as net income (loss) before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company's operations by reportable segment:

	MCE	MDIS	Eliminations	Total
YEAR ENDED JUNE 30, 2013
Net revenues to unaffiliated customers	$152,606	$56,051	$134	$208,791
Intersegment revenues	13,744	12	(13,756)	$—
Net revenues	$166,350	$56,063	$(13,622)	$208,791
Adjusted EBITDA	$2,812	$8,842	$31	$11,685
YEAR ENDED JUNE 30, 2012
Net revenues to unaffiliated customers	$203,979	$40,590	$360	$244,929
Intersegment revenues	12,476	3	(12,479)	—
Net revenues	$216,455	$40,593	$(12,119)	$244,929
Adjusted EBITDA	$40,521	$8,205	$148	$48,874
YEAR ENDED JUNE 30, 2011
Net revenues to unaffiliated customers	$217,423	$11,415	$(128)	$228,710
Intersegment revenues	6,260	52	(6,312)	—
Net revenues	$223,683	$11,467	$(6,440)	$228,710
Adjusted EBITDA	$42,104	$(714)	$(507)	$40,883

The following table reconciles the Company's net (loss) income, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2013	2012	2011
Net (loss) income	$(13,208)	$22,619	$18,507
Interest expense, net	31	27	45
Tax (benefit) provision	(9,954)	9,152	8,060
Depreciation	8,492	7,859	6,364
Amortization of intangible assets	8,717	3,799	1,984
Restructuring and other charges	7,056	2,821	—
Impairment of long-lived assets	—	—	150
Acquisition costs and other related expenses	318	1,219	412
Fair value adjustments from purchase accounting	2,293	(5,238)	(219)
Stock-based compensation expense	7,940	6,616	5,580
Adjusted EBITDA	$11,685	$48,874	$40,883

The geographic distribution of the Company's revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2013
Net revenues to unaffiliated customers	$197,087	$4,632	$7,072	$—	$208,791
Inter-geographic revenues	8,734	385	147	(9,266)	—
Net revenues	$205,821	$5,017	$7,219	$(9,266)	$208,791
Identifiable long-lived assets	$14,986	$33	$—	$—	$15,019
YEAR ENDED JUNE 30, 2012
Net revenues to unaffiliated customers	$235,292	$4,983	$4,654	$—	$244,929
Inter-geographic revenues	5,511	747	175	(6,433)	—
Net revenues	$240,803	$5,730	$4,829	$(6,433)	$244,929
Identifiable long-lived assets	$15,895	$32	$2	$—	$15,929
YEAR ENDED JUNE 30, 2011
Net revenues to unaffiliated customers	$219,435	$3,665	$5,610	$—	$228,710
Inter-geographic revenues	5,637	2,277	243	(8,157)	—
Net revenues	$225,072	$5,942	$5,853	$(8,157)	$228,710
Identifiable long-lived assets	$15,390	$24	$704	$—	$16,118

Foreign revenue is based on the country in which the Company's legal subsidiary is domiciled. Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company's revenues for the periods shown below are as follows:

	Year Ended June 30,
	2013	2012	2011
Lockheed Martin Corporation	17%	15%	13%
Raytheon Company	10	22	17
Northrop Grumman Corporation	10	17	21
	37%	54%	51%

Although the Company has several customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the fiscal year ended June 30, 2012, the Aegis program individually comprised 11% of the Company's revenues. For the fiscal years ended June 30, 2013 and 2011, no single program comprised 10% or more of the Company's revenues.
Q.Subsequent Events
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

2013 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$49,428	$49,804	$54,123	$55,436
Gross margin	$20,390	$17,572	$22,574	$22,132
(Loss) income from operations	$(11,184)	$(7,079)	$(1,463)	$(3,963)
(Loss) income before income taxes	$(10,851)	$(6,976)	$(1,444)	$(3,891)
Tax (benefit) provision	$(3,651)	$(2,192)	$(2,232)	$(1,879)
Net (loss) income	$(7,200)	$(4,784)	$788	$(2,012)
Net (loss) earnings per share:
Basic net (loss) earnings per share	$(0.24)	$(0.16)	$0.03	$(0.07)
Diluted net (loss) earnings per share	$(0.24)	$(0.16)	$0.03	$(0.07)
2012 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$49,122	$67,959	$66,989	$60,859
Gross margin	$29,916	$40,913	$35,063	$30,264
Income from operations	$3,565	$13,485	$7,106	$5,956
Income before income taxes	$3,967	$13,873	$7,625	$6,306
Income tax expense (benefit)	$1,314	$4,828	$2,380	$630
Net income	$2,653	$9,045	$5,245	$5,676
Net earnings per share:
Basic net earnings per share	$0.09	$0.31	$0.18	$0.19
Diluted net earnings per share	$0.09	$0.30	$0.17	$0.19
 * Due to the effects of rounding, the sum of the four quarters does not equal the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 30, 2013 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2013 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control-Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
The audited consolidated financial statements of the Company include the results of acquired Micronetics (“acquired business”). Upon consideration of the date of the acquisition and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired business’ controls over financial reporting as allowable under section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the scope of management’s assessment of internal controls. The Company’s consolidated financial statements reflect revenues and total assets from the acquired business of approximately 17 percent and 23 percent (of which 69 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of June 30, 2013.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2013 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
On August 14, 2013, we entered into a change-in-control severance agreement with Charles A. Speicher, our Vice President, Controller and Chief Accounting Officer. The form of change-in-control severance agreement for non-CEO executives that Mr. Speicher received is filed as Exhibit 10.9.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and is incorporated herein by reference. Pursuant to the change-in-control severance agreement, Mr. Speicher is entitled to severance benefits if, within 18 months after a change in control of Mercury (or during a potential change in control period provided that a change in control takes place within 18 months thereafter), his employment is terminated (1) by Mercury other than for “cause” or disability or (2) by Mr. Speicher for “good reason.”
Severance benefits include the following, in addition to the payment of any earned or accrued compensation for services previously rendered:

•
a lump sum cash payment equal to one and one-half times (1.5x) the sum of his then current annualized base salary and bonus target under Mercury's executive bonus plan (excluding any over-achievement awards);

•	payment of the cost of providing him with outplacement services up to a maximum of $45,000; and

•	payment of the cost of providing him with health and dental insurance up to 18 months following such termination on the same basis as though he had remained an active employee.

•
In addition, if Mr. Speicher's employment is terminated within 18 months after a change in control (or during a potential change in control period provided that a change in control takes place within 18 months thereafter), vesting of all his then outstanding stock options and other stock-based awards immediately accelerates and all such awards become exercisable or non-forfeitable.

Payment of the above-described severance benefits is subject to Mr. Speicher releasing all claims against Mercury other than claims that arise from Mercury's obligations under the change-in-control severance agreement.
The change-in-control severance agreement provides for a reduction of payments and benefits payable under the agreement to a level where Mr. Speicher would not be subject to the excise tax pursuant to section 4999 of the Internal Revenue Code, but only if such reduction would put him in a better after-tax position than if the payments and benefits were paid in full. In addition, the agreement provides for the payment by Mercury of his legal fees and expenses incurred in connection with good faith disputes under the agreement.
The change-in-control severance agreement continues in effect through June 30, 2014, subject to automatic one-year extensions thereafter unless notice is given of Mercury's or Mr. Speicher's intention not to extend the term of the agreement; provided, however, that the agreement continues in effect for not less than 18 months following a change in control that occurs during the term of the agreement. Except as otherwise provided in the change-in-control severance agreement, Mercury and Mr. Speicher may terminate his employment at any time.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1 of this Annual Report on Form 10-K.
ITEM 11.EXECUTIVE COMPENSATION
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

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:

1.	Financial statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(In thousands)
Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2013	$5	$85	$27	$30	$33
2012	$17	$61	$—	$73	$5
2011	$163	$9	$—	$155	$17
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2013	$8,682	$350	$—	$—	$9,032
2012	$7,973	$709	$—	$—	$8,682
2011	$7,555	$418	$—	$—	$7,973

3.Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 78, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on August 16, 2013.

MERCURY SYSTEMS, INC.

By	/s/ KEVIN M. BISSON
Kevin M. Bisson SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 16, 2013
Mark Aslett
/S/ KEVIN M. BISSON	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 16, 2013
Kevin M. Bisson
/S/ CHARLES A. SPEICHER	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 16, 2013
Charles A. Speicher
/S/ JAMES K. BASS	Director	August 16, 2013
James K. Bass
/S/ GEORGE W. CHAMILLARD	Director	August 16, 2013
George W. Chamillard
/S/ MICHAEL A. DANIELS	Director	August 16, 2013
Michael A. Daniels
/S/ GEORGE K. MUELLNER	Director	August 16, 2013
George K. Muellner
/S/ WILLIAM K. O’BRIEN	Director	August 16, 2013
William K. O’Brien
/S/ LEE C. STEELE	Director	August 16, 2013
Lee C. Steele
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 16, 2013
Vincent Vitto

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
1.1
Underwriting Agreement, dated February 10, 2011, among the Company and Jefferies & Company, Inc. and Lazard Capital Markets LLC as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s current report on Form 8-K filed on February 11, 2011)

3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.2	Bylaws, amended and restated effective as of May 4, 2011 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
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

10.5*	Annual Executive Bonus Plan – Corporate Financial Performance (incorporated herein by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.6*	Annual Executive Bonus Plan – Individual Performance (incorporated herein by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.7*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on August 31, 2012)
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

10.10*	Compensation Policy for Non-Employee Directors (incorporated herein by reference to Exhibit 10.10 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2012)
10.11.1*
Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)

10.1.2*
First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)

10.11.3*
Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)

10.12.1*
Agreement, dated as of March 27, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008)

10.12.2*
First Amendment to Agreement, dated as of December 22, 2008, by and between the Company and Didier M.C. Thibaud (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)

10.13*
Agreement, dated March 1, 2010, by and between the Company and Gerald M. Haines II (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.14*
Agreement, dated November 26, 2011, by and between the Company and Kevin M. Bisson (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 17, 2012)

10.15
Purchase and Sale Agreement dated as of April 12, 2007 among 1999 Riverneck, LLC, Riverneck Road, LLC, 191 Riverneck, LLC and BTI 199-201 Riverneck, L.P. (incorporated herein by reference to Exhibit 10.10 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2012)

10.16
Lease Agreement dated April 20, 2007 between BTI 199-201 Riverneck, L.P. and the Company (incorporated herein by reference to Exhibit 10.10 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2012)

10.17
Loan and Security Agreement dated February 12, 2010 between the Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 19, 2010)

10.18
First Loan Modification Agreement dated March 30, 2011 between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 1, 2011)

10.19
Stock Purchase Agreement by and among the Company, LNX Corporation, and the Holders of the Securities of LNX Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)

10.20
Agreement and Plan of Merger dated as of December 22, 2011 by and among the Company, King Merger, Inc., KOR Electronics, and the Securityholders’ Representative (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2011)

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
10.23
Credit Agreement dated as of October 12, 2012 among the Company and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on October 17, 2012)

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
101†
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