Form 10-Q
period 2013-09-30
MERCURY SYSTEMS INC
filed 2013-11-07
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 0-23599
________________________________________________________________
MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)
978-256-1300
(Registrant’s telephone number, including area code)
 ________________________________________________________________
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
Shares of Common Stock outstanding as of October 31, 2013: 33,289,445 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$40,106	$39,126
Accounts receivable, net of allowance for doubtful accounts of $17 and $33 at September 30, 2013 and June 30, 2013, respectively	35,143	30,498
Unbilled receivables and costs in excess of billings	13,913	17,743
Inventory	35,179	37,432
Deferred income taxes	10,724	11,672
Prepaid income taxes	3,541	2,369
Prepaid expenses and other current assets	6,737	7,461
Total current assets	145,343	146,301
Restricted cash	546	546
Property and equipment, net	14,565	15,019
Goodwill	176,612	176,521
Intangible assets, net	32,758	34,866
Other non-current assets	1,061	1,178
Total assets	$370,885	$374,431
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,522	$4,813
Accrued expenses	6,743	7,999
Accrued compensation	8,403	12,218
Deferred revenues and customer advances	4,749	5,788
Total current liabilities	27,417	30,818
Deferred gain on sale-leaseback	2,953	3,242
Deferred income taxes	7,238	7,721
Income taxes payable	2,880	2,880
Other non-current liabilities	1,179	1,269
Total liabilities	41,667	45,930
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 30,927,319 and 30,381,254 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	309	304
Additional paid-in capital	234,620	231,711
Retained earnings	93,268	95,524
Accumulated other comprehensive income	1,021	962
Total shareholders’ equity	329,218	328,501
Total liabilities and shareholders’ equity	$370,885	$374,431
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net revenues	$53,940	$49,428
Cost of revenues	31,355	29,038
Gross margin	22,585	20,390
Operating expenses:
Selling, general and administrative	15,101	14,533
Research and development	9,344	10,039
Amortization of intangible assets	2,108	1,788
Restructuring and other charges	(15)	4,984
Acquisition costs and other related expenses	—	230
Total operating expenses	26,538	31,574
Loss from operations	(3,953)	(11,184)
Interest income	1	2
Interest expense	(15)	(8)
Other income, net	432	339
Loss before income taxes	(3,535)	(10,851)
Tax benefit	(1,279)	(3,651)
Net loss	$(2,256)	$(7,200)
Basic net loss per share:	$(0.07)	$(0.24)
Diluted net loss per share:	$(0.07)	$(0.24)
Weighted-average shares outstanding:
Basic	30,653	29,883
Diluted	30,653	29,883
Comprehensive loss:
Net loss	$(2,256)	$(7,200)
Foreign currency translation adjustments	59	12
Net unrealized gain on investments	—	21
Total comprehensive loss	$(2,197)	$(7,167)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,256)	$(7,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,120	3,999
Stock-based compensation expense	3,035	2,345
Provision (benefit) for deferred income taxes	464	(3,507)
Excess tax benefit from stock-based compensation	—	(9)
Other non-cash items	(243)	(18)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivable, and cost in excess of billings	(731)	1,758
Inventory	2,274	(2,488)
Prepaid income taxes	(1,172)	972
Prepaid expenses and other current assets	736	75
Other non-current assets	27	(31)
Accounts payable and accrued expenses	(2,750)	(5,820)
Deferred revenues and customer advances	(1,238)	(606)
Income taxes payable	—	10
Other non-current liabilities	(93)	571
Net cash provided by (used in) operating activities	2,173	(9,949)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(67,721)
Purchases of property and equipment	(1,108)	(980)
Increase in other investing activities	—	(265)
Net cash used in investing activities	(1,108)	(68,966)
Cash flows from financing activities:
Proceeds from employee stock plans	60	133
Excess tax benefits from stock-based compensation	—	9
Payments of acquired debt	—	(6,575)
Payments of capital lease obligations	(121)	(46)
Net cash used in financing activities	(61)	(6,479)
Effect of exchange rate changes on cash and cash equivalents	(24)	(2)
Net increase (decrease) in cash and cash equivalents	980	(85,396)
Cash and cash equivalents at beginning of period	39,126	115,964
Cash and cash equivalents at end of period	$40,106	$30,568
Cash paid (received) during the period for:
Interest	$15	$8
Income taxes	$334	$(1,193)
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$7,728	$11,584
Capital lease	$494	$—
Share-based business combination consideration	$—	$513
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) provides commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and world-class service and support to our defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Predator and Reaper. The Company also delivers services and solutions in support of the intelligence community. Mercury Systems operates across a broad spectrum of defense and intelligence programs and the Company delivers its solutions and services via three business units: (i) Mercury Commercial Electronics ("MCE"); (ii) Mercury Defense Systems ("MDS") and; (iii) Mercury Intelligence Systems ("MIS").
MCE delivers innovative, commercially developed, open sensor and Big Data processing systems, software and services that include embedded multi-computing and embedded sensor processing. Mercury's products include, but are not limited to, embedded processing boards, digital receiver boards, and chassis-based systems using air, conduction, and proprietary cooling technologies. MCE has added capabilities around radio frequency ("RF") and microwave technologies, including tuners, converters, transceivers, switch filters, and power amplifiers and limiters, as well as emerging new manufacturing capabilities on a more scalable basis. MDS leverages commercially available technologies and solutions (or “building blocks”) from the Company's MCE business. MDS leverages this technology to develop integrated sensor processing subsystems and capabilities, for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), electronic warfare ("EW"), electronic counter measures ("ECM"), signal intelligence ("SIGINT") and radar test and simulation markets. MIS delivers Big Data processing capabilities, software data processing solutions and predictive analytics capabilities to address intelligence community and Department of Defense ("DoD") mission needs. These three business units allow the Company to deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the DoD and the intelligence community.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2013 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2013. The results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.
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

REVENUE RECOGNITION
The Company relies upon FASB ASC 605, Revenue Recognition to account for its revenue transactions. Revenue from sales are recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. Out-of-pocket expenses that are reimbursed by the customer are included in revenue and cost of revenue.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 27% and 30% of total revenues in the three months ended September 30, 2013 and 2012, respectively.
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
Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of FASB ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company's revenue arrangements generally do not include a general right of return relative to delivered products. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or if the item could be resold by the customer.
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
Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. The Company records revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material for the three months ended September 30, 2013 and 2012.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended September 30,
	2013	2012
Basic weighted-average shares outstanding	30,653	29,883
Effect of dilutive equity instruments	—	—
Diluted weighted-average shares outstanding	30,653	29,883
Equity instruments to purchase 4,178 and 4,402 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2013 and 2012, respectively, because the equity instruments were anti-dilutive.

C.	Fair Value of Financial Instruments
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
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2013:

	Fair Value Measurements
	September 30, 2013	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$27,024	$27,024	$—	$—
Operating cash	13,082	13,082	—	—
Restricted cash	546	546	—	—
Total	$40,652	$40,652	$—	$—
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

	September 30, 2013	June 30, 2013
Raw materials	$16,368	$17,512
Work in process	11,956	13,432
Finished goods	6,855	6,488
Total	$35,179	$37,432
There are no amounts in inventory relating to contracts having production cycles longer than one year.

E.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the three months ended September 30, 2013:

	MCE	MDS	MIS	Total
Balance at June 30, 2013	$133,783	$33,768	$8,970	$176,521
Goodwill adjustment for the Micronetics acquisition	91	—	—	91
Balance at September 30, 2013	$133,874	$33,768	$8,970	$176,612
In the three months ended September 30, 2013, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The goodwill adjustment for the Micronetics acquisition is the result of changes in fair value estimates derived from additional information gained during the measurement period which ended August 7, 2013.
The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE, MDS and MIS.

F.	Restructuring Plan
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2013	$434	$286	$720
Cash paid	(305)	(218)	(523)
Reversals(*)	(15)	—	(15)
Restructuring liability at September 30, 2013	$114	$68	$182
( *)    Reversals result from the finalization of severance agreements and unused outplacement services.
All of the restructuring charges are within the MCE reportable segment and classified as operating expenses in the consolidated statements of operations and comprehensive loss and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

G.	Income Taxes
The Company recorded a tax benefit of $1,279 and $3,651 on a loss before taxes of $3,535 and $10,851 for the three months ended September 30, 2013 and 2012, respectively. Income tax benefit for the three months ended September 30, 2013 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation. Income tax benefit for the three months ended September 30, 2012 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction, state taxes and stock compensation.
No material changes in the Company’s unrecognized tax positions occurred during the three months ended September 30, 2013. The Company estimates that the unrecognized tax benefits could decrease by up to $684 within the next 12 months as a result of resolutions of tax positions and the expiration of applicable statutes of limitations.

H.	Commitments and Contingencies
LEGAL CLAIMS
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
PURCHASE COMMITMENTS
As of September 30, 2013, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $17,373.

I.	Debt
Senior Unsecured Credit Facility
On October 12, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200,000 senior unsecured revolving line of credit (the “Revolver”). The Company can borrow up to $200,000 based on consolidated EBITDA for the four quarters ended September 30, 2013 and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.

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
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; as of September 30, 2013, the Company is in compliance with a maximum leverage ratio of 3.25x and a minimum interest coverage ratio of 3.0x, in each case, after giving pro forma effect to the applicable acquisition. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of September 30, 2013, there was $43,110 of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $4,299. The Company was in compliance with all covenants and conditions under the Credit Agreement.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 7,764 shares at September 30, 2013. The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 966 shares available for future grant under the 2005 Plan at September 30, 2013.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2013 and 2012. Shares available for future purchase under the ESPP totaled 256 at September 30, 2013.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,070	$13.44	2.60
Granted	—	—
Exercised	(10)	5.82
Cancelled	(191)	20.77
Outstanding at September 30, 2013	1,869	$12.73	2.58
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2013:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	2,007	$10.82
Granted	838	9.22
Vested	(536)	10.54
Forfeited	—	—
Outstanding at September 30, 2013	2,309	$10.31
STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2013 and 2012 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,
	2013	2012
Cost of revenues	$236	$131
Selling, general and administrative	2,332	1,903
Research and development	467	311
Share-based compensation expense before tax	3,035	2,345
Income taxes	(1,090)	(853)
Net compensation expense	$1,945	$1,492

K.	Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company is presently organized in three operating segments. The following operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•
Mercury Commercial Electronics (“MCE”): this operating segment delivers innovative, commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. MCE delivers solutions that are secure and based upon open architectures and widely adopted industry standards. MCE's products include, but are not limited to, embedded processing boards, digital receiver boards, chassis-based systems using air, conduction, and proprietary cooling technologies and RF and microwave technologies, including tuners, converters, transceivers, switch filters, and power amplifiers and limiters. MCE delivers rapid time-to-value and world-class service and support to our commercial and defense prime contractor customers.

•
Mercury Defense Systems (“MDS”): this operating segment delivers innovative, open sensor processing solutions to key defense prime contractors leveraging commercially available technologies and solutions from our MCE business. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS's products include, but are not limited to, Digital Radio Frequency Memory ("DRFM") jammers and radar environment simulators.

•
Mercury Intelligence Systems (“MIS”): this operating segment delivers technologically advanced hardware and software data processing solutions and predictive analytics capabilities to address the intelligence community and Department of Defense mission needs.

The Company’s operating segments were evaluated in accordance with FASB ASC 280- “Segment Reporting” in order to determine which operating segments qualified as reportable segments. The Company considered qualitative factors, including the economic characteristics of each operating segment to determine if any of its three operating segments qualified for aggregation into fewer reportable segments.
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
During fiscal 2013, the Company redefined its operating and reportable segments. The Company reclassified the segment data for the prior periods presented below to conform to the current year’s presentation.
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

	MCE	MDIS	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2013
Net revenues to unaffiliated customers	$43,488	$11,130	$(678)	$53,940
Intersegment revenues	1,114	—	(1,114)	—
Net revenues	$44,602	$11,130	$(1,792)	$53,940
Adjusted EBITDA	$2,343	$1,358	$(82)	$3,619
THREE MONTHS ENDED SEPTEMBER 30, 2012
Net revenues to unaffiliated customers	$31,897	$15,827	$1,704	$49,428
Intersegment revenues	4,908	8	(4,916)	—
Net revenues	$36,805	$15,835	$(3,212)	$49,428
Adjusted EBITDA	$(2,209)	$3,223	$624	$1,638
The following table reconciles the Company’s net loss, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended September 30,
	2013	2012
Net loss	$(2,256)	$(7,200)
Interest expense, net	14	6
Tax benefit	(1,279)	(3,651)
Depreciation	2,012	2,211
Amortization of intangible assets	2,108	1,788
Restructuring and other charges	(15)	4,984
Acquisition costs and other related expenses	—	230
Fair value adjustments from purchase accounting	—	925
Stock-based compensation expense	3,035	2,345
Adjusted EBITDA	$3,619	$1,638
The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2013
Net revenues to unaffiliated customers	$52,670	$508	$762	$—	$53,940
Inter-geographic revenues	819	157	140	(1,116)	—
Net revenues	$53,489	$665	$902	$(1,116)	$53,940
THREE MONTHS ENDED SEPTEMBER 30, 2012
Net revenues to unaffiliated customers	$47,635	$345	$1,448	$—	$49,428
Inter-geographic revenues	1,177	49	26	(1,252)	—
Net revenues	$48,812	$394	$1,474	$(1,252)	$49,428

Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2013	$14,528	$37	$—	$—	$14,565
June 30, 2013	$14,986	$33	$—	$—	$15,019
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2013	2012
Northrop Grumman Corporation	15%	12%
Raytheon Company	13%	12%
Lockheed Martin Corporation	11%	*
BAE Systems PLC	10%	*
Sierra Nevada Corporation	*	14%
	49%	38%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the three months ended September 30, 2013, no single program comprised 10% or more of the Company's revenue. For the three months ended September 30, 2012, the Gorgon Stare program individually comprised 14% of the Company's revenues.

L.	Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “believe,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and the timing and amounts of such funding, including the potential for a continuing resolution for the defense budget and the potential for continued defense budget sequestration, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. (the "Company" or "Mercury") provides commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and world-class service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Predator and Reaper. We also deliver services and solutions in support of the intelligence community. Mercury operates across a broad spectrum of defense and intelligence programs and we deliver our solutions and services via three business units: (i) Mercury Commercial Electronics (“MCE”); (ii) Mercury Defense Systems (“MDS”) and; (iii) Mercury Intelligence Systems (“MIS”).
As of September 30, 2013, we had 752 employees. Our revenue, net loss and adjusted EBITDA for the three month period ended September 30, 2013 were $53.9 million, $(2.3) million, and $3.6 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our net loss to adjusted EBITDA.
Our operations are organized in the following two reportable segments: (i) Mercury Commercial Electronics ("MCE") and (ii) Mercury Defense and Intelligence Systems ("MDIS"). We combined the MDS and MIS businesses as they both entail similar products and services and have a similar customer base. See below for a description of our two reportable segments:
Mercury Commercial Electronics, or MCE, delivers innovative, commercially developed, open sensor and Big Data processing systems for critical commercial, defense and intelligence applications. We deliver solutions that are secure and based upon open architectures and widely adopted industry standards. MCE's products include, but are not limited to, embedded processing boards, digital receiver boards, chassis-based systems using air, conduction, and proprietary cooling technologies and RF and microwave technologies, including tuners, converters, transceivers, switch filters, and power amplifiers and limiters. We deliver rapid time-to-value and world-class service and support to prime defense contractors and commercial customers. MCE provides solutions to prime contractor customers on a variety of programs. MCE also provides technology building blocks to Mercury Defense Systems on key classified and unclassified programs. MCE has a legacy of embedded multi-computing and embedded sensor processing expertise. More recently, MCE has added substantial capabilities around radio frequency ("RF") and microwave technologies as well as emerging new manufacturing capabilities to bring design, production and test capabilities of our RF and microwave solutions to market on a more scalable basis.
For the three months ended September 30, 2013, MCE accounted for 79% of our total net revenues.

Mercury Defense and Intelligence Systems, or MDIS, leverages the technology building blocks developed within MCE for key solutions required by our prime contractor customers. This segment represents an aggregation of Mercury Defense Systems ("MDS") and Mercury Intelligence Systems ("MIS"). Technology building blocks from MCE are deployed as part of solutions that fall into the areas of electronic warfare ("EW"), electronic counter measures ("ECM"), signals intelligence ("SIGINT"), electro optical/infrared, and radar test and simulation. Most of this work is done with Defense Contract Audit Agency (“DCAA”) oversight on behalf of one or more of our prime contractor customers and U.S. Department of Defense agencies. MDIS's products include, but are not limited to, Digital Radio Frequency Memory ("DRFM") jammers and radar environment simulators. MDIS also provides analyst and systems engineering support, also under DCAA oversight, to the intelligence community. This professional services work falls into the critical areas of Big Data processing, predictive analytics and multi-intelligence analysis.
For the three months ended September 30, 2013, MDIS accounted for 21% of our total net revenues.
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
RESULTS OF OPERATIONS:
Three months ended September 30, 2013 compared to the three months ended September 30, 2012
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	September 30, 2013	As a % of Total Net Revenue	September 30, 2012	As a % of Total Net Revenue
Net revenues	$53,940	100.0%	$49,428	100.0%
Cost of revenues	31,355	58.1	29,038	58.7
Gross margin	22,585	41.9	20,390	41.3
Operating expenses:
Selling, general and administrative	15,101	28.0	14,533	29.4
Research and development	9,344	17.3	10,039	20.3
Amortization of intangible assets	2,108	3.9	1,788	3.6
Restructuring and other charges	(15)	—	4,984	10.1
Acquisition costs and other related expenses	—	—	230	0.5
Total operating expenses	26,538	49.2	31,574	63.9
Loss from operations	(3,953)	(7.3)	(11,184)	(22.6)
Other income, net	418	0.8	333	0.6
Loss before income taxes	(3,535)	(6.5)	(10,851)	(22.0)
Tax benefit	(1,279)	(2.4)	(3,651)	(7.4)
Net loss	$(2,256)	(4.1)%	$(7,200)	(14.6)%

REVENUES

(In thousands)	September 30, 2013	September 30, 2012	$ Change	% Change
MCE	$43,488	$31,897	$11,591	36%
MDIS	11,130	15,827	(4,697)	(30)%
Eliminations	(678)	1,704	(2,382)	(140)%
Total revenues	$53,940	$49,428	$4,512	9%
Total revenues increased $4.5 million, or 9%, to $53.9 million during the three months ended September 30, 2013 as compared to the comparable period in fiscal 2013. This increase was driven by higher commercial sales of $2.6 million, coupled with a $1.9 million increase in defense sales. The increase in total revenues is primarily attributed to increases in the SEWIP and B-1 Bomber programs, as well as increased revenues from international customers, including foreign military sales through our prime customers and direct sales to non-U.S. based customers. International sales increased from $10.2 million in the three months ended September 30, 2012 to $15.4 million for the three months ended September 30, 2013. Key programs driving the increase in international revenues were Patriot, F-16, F-15 and higher shipments to a telecommunications customer for product that was designated as end of life.
Net MCE revenues increased $11.6 million, or 36%, during the three months ended September 30, 2013 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $8.9 million related to increases from the Patriot, SEWIP, F-16, F-15 and B-1 Bomber programs, partially offset by lower Joint Strike Fighter revenues, and a $2.6 million increase in commercial sales as the result of higher shipments to a telecommunications customer for product that was designated as end of life.
Net MDIS revenues decreased $4.7 million, or 30%, during the three months ended September 30, 2013 as compared to the same period in the previous fiscal year. This decrease was primarily driven by lower revenues from the Gorgon Stare program, as well as lower DRFM jammer and MIS revenues due to customer funding delays.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 41.9% for the three months ended September 30, 2013, an increase of 60 basis points from the 41.3% gross margin achieved during the same period in fiscal 2013. The higher gross margin between years was due to a more favorable product mix and lower inventory provision. In addition, for the three months ended September 30, 2012 there was a $0.8 million non-recurring charge for a fair value adjustment from purchase accounting resulting from the Micronetics acquisition.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $0.6 million, or 4%, to $15.1 million during the three months ended September 30, 2013, compared to $14.5 million during the comparable period in fiscal 2013. The increase was primarily due to an increase in employee stock compensation expense. Selling, general and administrative expenses decreased as a percentage of revenues to 28.0% during the three months ended September 30, 2013 from 29.4% during the same period in fiscal 2013 due to higher revenues in the first quarter of fiscal 2014 as compared to the comparable period in fiscal 2013.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $0.7 million, or 7%, to $9.3 million during the three months ended September 30, 2013, compared to $10.0 million during the comparable period in fiscal 2013. The decrease was primarily due to savings related to restructuring actions initiated in fiscal 2013 that were partially offset by lower resource allocations to customer funded projects.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of acquired intangible assets increased $0.3 million, to $2.1 million for the three months ended September 30, 2013 as compared to $1.8 million during the comparable period in fiscal 2013, primarily due to amortization of intangible assets from the Micronetics acquisition which was completed midway through the first quarter of fiscal 2013.

RESTRUCTURING EXPENSE
We implemented restructuring plans in the first and fourth quarters of fiscal 2013. These plans consisted of involuntary separation costs related to a reduction in force and facility charges for our Hudson, NH, Huntsville, AL, and Ewing, NJ sites. The plans were implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for sequestration. The $5.0 million of restructuring expense recorded during the three months ended September 30, 2012 related to the elimination of 142 positions largely from our engineering, administrative and manufacturing functions.
OTHER INCOME, NET
Other income, net increased to $0.4 million during the three months ended September 30, 2013, as compared to $0.3 million for the same period in fiscal 2013. Other income, net consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. Interest income and interest expense were de minimis.
INCOME TAXES
We recorded an income tax benefit of $1.3 million during the three months ended September 30, 2013 as compared to a $3.7 million income tax benefit for the comparable period in the prior fiscal year. Our income tax benefit for the three months ended September 30, 2013 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation. Our effective tax rate during the comparable period in fiscal 2013 also differed from the federal statutory rate primarily due to the impact of the Section 199 manufacturing deduction, state taxes and stock compensation.
As of September 30, 2013, we had approximately $3.5 million in net deferred tax assets. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets we may be required to further adjust the valuation allowance to reduce our deferred tax assets.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $4.5 million during the three months ended September 30, 2013 to $2.3 million as compared to $(2.2) million for the comparable period in fiscal 2013. The increase in adjusted EBITDA is primarily driven by higher revenues of $11.6 million primarily from the Patriot, SEWIP, and B-1 Bomber programs, coupled with higher gross margins.
Adjusted EBITDA for MDIS decreased $1.8 million during the three months ended September 30, 2013 to $1.4 million as compared to $3.2 million for the comparable period in fiscal 2013. The decrease in adjusted EBITDA was primarily due to lower revenues from the Gorgon Stare and DRFM jammer programs and corresponding gross margin due to customer funding delays.
See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity comes from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.
Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Senior Unsecured Credit Facility
On October 12, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200.0 million senior unsecured revolving line of credit (the “Revolver”). We can borrow up to $200.0 million based on consolidated EBITDA for the four quarters ended September 30, 2013 and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.

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
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, on a consolidated basis for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; at September 30, 2013, we are in compliance with a maximum leverage ratio of 3.25x and a minimum interest coverage ratio of 3.0x. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of September 30, 2013, there was $43.1 million of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $4.3 million. We were in compliance with all covenants and conditions under the Credit Agreement.
Shelf Registration Statement
On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.
CASH FLOWS

	As of and for the period ended September 30,
(In thousands)	2013	2012
Net cash provided by (used in) operating activities	$2,173	$(9,949)
Net cash used in investing activities	$(1,108)	$(68,966)
Net cash used in financing activities	$(61)	$(6,479)
Net increase (decrease) in cash and cash equivalents	$980	$(85,396)
Cash and cash equivalents at end of period	$40,106	$30,568
Our cash and cash equivalents increased by $1.0 million from June 30, 2013 to September 30, 2013, primarily as a result of $2.2 million in cash generated from operating activities, partially offset by $1.1 million in purchases of property and equipment.
Operating Activities
During the three months ended September 30, 2013, we generated $2.2 million in cash from operating activities compared to $9.9 million in cash used for operating activities during the same period in fiscal 2013. The $12.1 million increase in cash generated by operating activities was primarily a result of a smaller comparable net loss of $4.9 million, $4.8 million in lower inventory purchases, and a $3.1 million decrease in cash used for payables and accrued expenses. These increases in cash generated from operations were partially offset by $2.5 million in higher accounts receivable. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the three months ended September 30, 2013, we used cash of $1.1 million in investing activities compared to $69.0 million used by investing activities during the same period in fiscal 2013. The $67.9 million decrease in cash used in investing activities was driven by $67.7 million of cash spent on the Micronetics acquisition during the three months ended September 30, 2012.
Financing Activities
During the three months ended September 30, 2013, we used $0.1 million for financing activities compared to $6.5 million used for financing activities during the same period in fiscal 2013. The $6.4 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition during the three months ended September 30, 2012.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2013:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$17,373	$17,373	$—	$—	$—
Operating leases	24,652	4,892	8,745	4,641	6,374
Capital lease obligations and other	633	419	209	5	—
	$42,658	$22,684	$8,954	$4,646	$6,374
We have a liability at September 30, 2013 of $2.9 million for uncertain tax positions, not included in the table above, that has been taken or is expected to be taken in various income tax returns. We expect to make a payment of $0.7 million in the next twelve months as a result of resolutions of certain tax positions.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $17.4 million at September 30, 2013.
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
The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2013	2012
Net loss	$(2,256)	$(7,200)
Interest expense, net	14	6
Tax benefit	(1,279)	(3,651)
Depreciation	2,012	2,211
Amortization of intangible assets	2,108	1,788
Restructuring and other charges	(15)	4,984
Acquisition costs and other related expenses	—	230
Fair value adjustments from purchase accounting	—	925
Stock-based compensation cost	3,035	2,345
Adjusted EBITDA	$3,619	$1,638
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended September 30,
(In thousands)	2013	2012
Cash provided by (used in) operating activities	$2,173	$(9,949)
Capital expenditures	(1,108)	(980)
Free cash flow	$1,065	$(10,929)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment of the FASB Accounting Standards Codification. The ASU requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist and certain criteria are met. The

ASU is effective prospectively for annual reporting periods beginning after December 15, 2013. This guidance is not expected to have a material impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2013 to September 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no material changes from the factors disclosed in our 2013 Annual Report on Form 10-K filed on August 16, 2013, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 7, 2013.

MERCURY SYSTEMS, INC.

By:	/S/ KEVIN M. BISSON
Kevin M. Bisson
Senior Vice President,
Chief Financial Officer, and Treasurer