Form 10-Q
period 2013-12-31
MERCURY SYSTEMS INC
filed 2014-02-06
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013
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
Shares of Common Stock outstanding as of January 31, 2014: 33,251,547 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$44,535	$39,126
Accounts receivable, net of allowance for doubtful accounts of $3 and $33 at December 31, 2013 and June 30, 2013, respectively	31,117	30,498
Unbilled receivables and costs in excess of billings	9,888	17,743
Inventory	33,140	37,432
Deferred income taxes	10,190	11,672
Prepaid income taxes	8,681	2,369
Prepaid expenses and other current assets	6,916	7,461
Total current assets	144,467	146,301
Restricted cash	546	546
Property and equipment, net	16,145	15,019
Goodwill	176,612	176,521
Intangible assets, net	31,131	34,866
Other non-current assets	841	1,178
Total assets	$369,742	$374,431
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,553	$4,813
Accrued expenses	6,793	7,999
Accrued compensation	9,105	12,218
Deferred revenues and customer advances	4,879	5,788
Total current liabilities	24,330	30,818
Deferred gain on sale-leaseback	2,664	3,242
Deferred income taxes	7,035	7,721
Income taxes payable	2,880	2,880
Other non-current liabilities	2,021	1,269
Total liabilities	38,930	45,930
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 31,123,090 and 30,381,254 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	311	304
Additional paid-in capital	237,331	231,711
Retained earnings	92,223	95,524
Accumulated other comprehensive income	947	962
Total shareholders’ equity	330,812	328,501
Total liabilities and shareholders’ equity	$369,742	$374,431
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues	$53,090	$49,804	$107,030	$99,232
Cost of revenues	28,152	32,232	59,507	61,270
Gross margin	24,938	17,572	47,523	37,962
Operating expenses:
Selling, general and administrative	14,753	14,574	29,854	29,107
Research and development	10,231	7,588	19,575	17,627
Amortization of intangible assets	1,927	2,230	4,035	4,018
Restructuring and other charges	97	217	82	5,201
Acquisition costs and other related expenses	—	42	—	272
Total operating expenses	27,008	24,651	53,546	56,225
Loss from operations	(2,070)	(7,079)	(6,023)	(18,263)
Interest income	3	2	4	4
Interest expense	(11)	(15)	(26)	(23)
Other income, net	440	116	872	455
Loss before income taxes	(1,638)	(6,976)	(5,173)	(17,827)
Tax benefit	(593)	(2,192)	(1,872)	(5,843)
Net loss	$(1,045)	$(4,784)	$(3,301)	$(11,984)
Basic net loss per share:	$(0.03)	$(0.16)	$(0.11)	$(0.40)
Diluted net loss per share:	$(0.03)	$(0.16)	$(0.11)	$(0.40)
Weighted-average shares outstanding:
Basic	30,988	30,107	30,820	29,995
Diluted	30,988	30,107	30,820	29,995
Comprehensive loss:
Net loss	$(1,045)	$(4,784)	$(3,301)	$(11,984)
Foreign currency translation adjustments	(74)	(132)	(15)	(100)
Total comprehensive loss	$(1,119)	$(4,916)	$(3,316)	$(12,084)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,301)	$(11,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,028	8,420
Stock-based compensation expense	5,752	4,359
Provision (benefit) for deferred income taxes	796	(5,890)
Excess tax benefit from stock-based compensation	(3)	(9)
Other non-cash items	(527)	(275)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	7,332	5,110
Inventory	4,319	(2,847)
Prepaid income taxes	(6,312)	804
Prepaid expenses and other current assets	560	1,230
Other non-current assets	336	566
Accounts payable and accrued expenses	(6,495)	(9,689)
Deferred revenues and customer advances	(762)	822
Income taxes payable	—	486
Other non-current liabilities	(192)	507
Net cash provided by (used in) operating activities	9,531	(8,390)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(67,721)
Purchases of property and equipment	(3,934)	(1,726)
Increase in other investing activities	(300)	(377)
Net cash used in investing activities	(4,234)	(69,824)
Cash flows from financing activities:
Proceeds from employee stock plans	580	670
Excess tax benefits from stock-based compensation	3	9
Payments of deferred financing and offering costs	—	(774)
Payments of acquired debt	—	(6,575)
Decrease in restricted cash	—	3,000
Payments of capital lease obligations	(343)	(268)
Net cash provided by (used in) financing activities	240	(3,938)
Effect of exchange rate changes on cash and cash equivalents	(128)	88
Net increase (decrease) in cash and cash equivalents	5,409	(82,064)
Cash and cash equivalents at beginning of period	39,126	115,964
Cash and cash equivalents at end of period	$44,535	$33,900
Cash paid (received) during the period for:
Interest	$26	$23
Income taxes	$5,068	$(1,308)
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,313	$12,324
Capital lease	$494	$—
Share-based business combination consideration	$—	$513
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) provides commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and world-class service and support to our defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), F-15, Predator and Reaper. The Company also delivers services and solutions in support of the intelligence community. Mercury Systems operates across a broad spectrum of defense and intelligence programs and the Company delivers its solutions and services via three operating segments: (i) Mercury Commercial Electronics ("MCE"); (ii) Mercury Defense Systems ("MDS") and; (iii) Mercury Intelligence Systems ("MIS").
MCE delivers innovative, commercially developed, open sensor and Big Data processing systems, software and services that include embedded multi-computing and embedded sensor processing. Mercury's products include, but are not limited to, embedded processing boards, digital receiver boards, and chassis-based systems using air, conduction, and proprietary cooling technologies. MCE has added capabilities around radio frequency ("RF") and microwave technologies, including tuners, converters, transceivers, switch filters, and power amplifiers and limiters, as well as emerging new manufacturing capabilities on a more scalable basis. MDS leverages commercially available technologies and solutions (or “building blocks”) from the Company's MCE business. MDS leverages this technology to develop integrated sensor processing subsystems and capabilities, for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), electronic warfare ("EW"), electronic counter measures ("ECM"), signals intelligence ("SIGINT") and radar test and simulation markets. MIS delivers Big Data processing capabilities, software data processing solutions and predictive analytics capabilities to address intelligence community and Department of Defense ("DoD") mission needs. These three operating segments allow the Company to deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the DoD and the intelligence community.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2013 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2013. The results for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company is comprised of the following three operating segments: MCE, MDS and MIS. The Company reports MCE as a standalone reportable segment and has aggregated MDS and MIS to form the reportable segment Mercury Defense and Intelligence Systems (“MDIS”). During the third quarter of fiscal 2013, the Company redefined its operating and reportable segments. The Company reclassified the segment data for the prior periods to conform to the current year's presentation. None of these changes impact the Company’s previously reported consolidated financial results. See Note K of the Notes to Consolidated Financial Statements for further discussion.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 53% and 40% of total revenues in the three and six months ended December 31, 2013, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 33% and 31% of total revenues in the three and six months ended December 31, 2012, respectively.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Basic weighted-average shares outstanding	30,988	30,107	30,820	29,995
Effect of dilutive equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	30,988	30,107	30,820	29,995
Equity instruments to purchase 3,871 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2013, because the equity instruments were anti-dilutive. Equity instruments to purchase 4,301 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2012, because the equity instruments were anti-dilutive.

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
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at December 31, 2013:

	Fair Value Measurements
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$23,026	$23,026	$—	$—
Operating cash	21,509	21,509	—	—
Restricted cash	546	546	—	—
Total	$45,081	$45,081	$—	$—
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

	December 31, 2013	June 30, 2013
Raw materials	$15,978	$17,512
Work in process	11,775	13,432
Finished goods	5,387	6,488
Total	$33,140	$37,432
There are no amounts in inventory relating to contracts having production cycles longer than one year.

E.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the six months ended December 31, 2013:

	MCE	MDS	MIS	Total
Balance at June 30, 2013	$133,783	$33,768	$8,970	$176,521
Goodwill adjustment for the Micronetics acquisition	91	—	—	91
Balance at December 31, 2013	$133,874	$33,768	$8,970	$176,612
In the six months ended December 31, 2013, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The goodwill adjustment for the Micronetics acquisition is the result of changes in fair value estimates derived from additional information gained during the measurement period which ended August 7, 2013.
The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE, MDS and MIS.

F.	Restructuring Plan
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2013	$434	$286	$720
MCE restructuring charges	—	165	165
Cash paid	(397)	(242)	(639)
Reversals(*)	(23)	(60)	(83)
Restructuring liability at December 31, 2013	$14	$149	$163
( *)    Reversals result from the finalization of severance agreements and unused outplacement services.
All of the restructuring charges are within the MCE reportable segment and classified as operating expenses in the consolidated statements of operations and comprehensive loss and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets. On January 27, 2014, the Company announced a restructuring plan that is being implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. See Note L of the Notes to Consolidated Financial Statements for further discussion.

G.	Income Taxes
The Company recorded a tax benefit of $593 and $2,192 on a loss before taxes of $1,638 and $6,976 for the three months ended December 31, 2013 and 2012, respectively. The Company recorded a tax benefit of $1,872 and $5,843 on a loss before taxes of $5,173 and $17,827 for the six months ended December 31, 2013 and 2012. Income tax benefit for the three and six months ended December 31, 2013 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation. Income tax benefit for the three and six months ended December 31, 2012 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction, state taxes and stock compensation. During the three and six months ended December 31, 2013, the Company included an income tax benefit of approximately $231 for an immaterial error that was subsequently corrected related to the Company's June 30, 2013 and 2012 income taxes payable. The Company concluded that the impact of the correction was neither quantitatively nor qualitatively material to the prior fiscal years ended June 30, 2013 and 2012 and each of its respective quarters ended during these fiscal years.
No material changes in the Company’s unrecognized tax positions occurred during the three and six months ended December 31, 2013. The Company estimates that the unrecognized tax benefits of up to $117 could be realized within the next 12 months as a result of resolutions of tax positions and the expiration of applicable statutes of limitations.

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

PURCHASE COMMITMENTS
As of December 31, 2013, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $18,036.

I.	Debt
Senior Unsecured Credit Facility
On October 12, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200,000 senior unsecured revolving line of credit (the “Revolver”). The Company can borrow up to $200,000 based on consolidated EBITDA for the four quarters ended December 31, 2013 and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.
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
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; as of December 31, 2013, the Company is in compliance with a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of December 31, 2013, there was $57,105 of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $4,299. The Company was in compliance with all covenants and conditions under the Credit Agreement.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 8,018 shares at December 31, 2013. On November 7, 2013, the Company's number of shares authorized for issuance under the 2005 Plan increased by 254 shares as a result of forfeitures, cancellations and/or terminations from the Company's 1997 Stock Option Plan (the "1997 Plan"). The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,095 shares available for future grant under the 2005 Plan at December 31, 2013.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 55 and 52 shares issued under the ESPP during the six months ended December 31, 2013 and 2012, respectively. Shares available for future purchase under the ESPP totaled 201 at December 31, 2013.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,070	$13.44	2.60
Granted	—	—
Exercised	(22)	6.48
Cancelled	(397)	17.51
Outstanding at December 31, 2013	1,651	$12.55	2.59
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2013:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	2,007	$10.82
Granted	903	9.20
Vested	(664)	10.61
Forfeited	(26)	10.72
Outstanding at December 31, 2013	2,220	$10.23
STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2013 and 2012 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of revenues	$260	$99	$496	$230
Selling, general and administrative	2,037	1,706	4,369	3,609
Research and development	420	205	887	520
Share-based compensation expense before tax	2,717	2,010	5,752	4,359
Income taxes	(932)	(752)	(2,022)	(1,605)
Net compensation expense	$1,785	$1,258	$3,730	$2,754

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
During the third quarter of fiscal 2013, the Company redefined its operating and reportable segments. The Company reclassified the segment data for the prior periods presented below to conform to the current year’s presentation.
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

	MCE	MDIS	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2013
Net revenues to unaffiliated customers	$42,305	$10,603	$182	$53,090
Intersegment revenues	2,733	—	(2,733)	—
Net revenues	$45,038	$10,603	$(2,551)	$53,090
Adjusted EBITDA	$4,082	$921	$89	$5,092
THREE MONTHS ENDED DECEMBER 31, 2012
Net revenues to unaffiliated customers	$37,251	$14,064	$(1,511)	$49,804
Intersegment revenues	3,239	4	(3,243)	—
Net revenues	$40,490	$14,068	$(4,754)	$49,804
Adjusted EBITDA	$(324)	$1,973	$(650)	$999
SIX MONTHS ENDED DECEMBER 31, 2013
Net revenues to unaffiliated customers	$85,793	$21,733	$(496)	$107,030
Intersegment revenues	3,847	—	(3,847)	—
Net revenues	$89,640	$21,733	$(4,343)	$107,030
Adjusted EBITDA	$6,425	$2,279	$7	$8,711
SIX MONTHS ENDED DECEMBER 31, 2012
Net revenues to unaffiliated customers	$69,147	$29,892	$193	$99,232
Intersegment revenues	8,147	12	(8,159)	—
Net revenues	$77,294	$29,904	$(7,966)	$99,232
Adjusted EBITDA	$(2,531)	$5,199	$(27)	$2,641
The following table reconciles the Company’s net loss, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net loss	$(1,045)	$(4,784)	$(3,301)	$(11,984)
Interest expense, net	8	13	22	19
Tax benefit	(593)	(2,192)	(1,872)	(5,843)
Depreciation	1,981	2,191	3,993	4,402
Amortization of intangible assets	1,927	2,230	4,035	4,018
Restructuring and other charges	97	217	82	5,201
Acquisition costs and other related expenses	—	42	—	272
Fair value adjustments from purchase accounting	—	1,272	—	2,197
Stock-based compensation expense	2,717	2,010	5,752	4,359
Adjusted EBITDA	$5,092	$999	$8,711	$2,641

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2013
Net revenues to unaffiliated customers	$52,509	$451	$130	$—	$53,090
Inter-geographic revenues	679	47	—	(726)	—
Net revenues	$53,188	$498	$130	$(726)	$53,090
THREE MONTHS ENDED DECEMBER 31, 2012
Net revenues to unaffiliated customers	$45,953	$1,084	$2,767	$—	$49,804
Inter-geographic revenues	2,749	138	19	(2,906)	—
Net revenues	$48,702	$1,222	$2,786	$(2,906)	$49,804
SIX MONTHS ENDED DECEMBER 31, 2013
Net revenues to unaffiliated customers	$105,178	$959	$893	$—	$107,030
Inter-geographic revenues	1,498	204	140	(1,842)	—
Net revenues	$106,676	$1,163	$1,033	$(1,842)	$107,030
SIX MONTHS ENDED DECEMBER 31, 2012
Net revenues to unaffiliated customers	$93,588	$1,428	$4,216	$—	$99,232
Inter-geographic revenues	3,927	187	45	(4,159)	—
Net revenues	$97,515	$1,615	$4,261	$(4,159)	$99,232
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2013	$16,104	$41	$—	$—	$16,145
June 30, 2013	$14,986	$33	$—	$—	$15,019
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Lockheed Martin Corporation	29%	*	20%	*
Northrop Grumman Corporation	14%	13%	15%	12%
Raytheon Company	12%	12%	13%	*
	55%	25%	48%	12%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the three and six months ended December 31, 2013, only one program, Aegis, individually comprised more than 10% of the Company's revenue at 27% and 16% , respectively. For the three and six months ended December 31, 2012, no single program comprised 10% or more of the Company's revenue.

L.	Subsequent Events
On January 27, 2014, the Company announced a restructuring plan that is being implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. This integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common systems and processes and realignment of research and development resources. The Company expects to incur approximately $4,900 of restructuring charges in the second half of fiscal 2014 associated with this integration plan. For the third quarter of fiscal 2014, the Company anticipates incurring restructuring charges of $3,325 associated with involuntary separation costs related to a reduction in force which eliminated 54 positions largely in engineering, manufacturing and administrative functions. The estimated charges in the second half of fiscal 2014 will primarily affect the MCE reportable segment. The Company expects to incur approximately $4,200 of restructuring charges in fiscal 2015 related to the integration plan, which is expected to be completed by the end of fiscal 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. The words “may,” “will,” “would,” “should,” “could,” “plan,” “expect,” “believe,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These forward-looking statements, which include those related to our strategic plans, business outlook, and future business and financial performance, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, and the timing and amounts of such funding, general economic and business conditions, including unforeseen economic weakness in our markets, effects of continued geo-political unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing various engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, market acceptance of our products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. (the "Company" or "Mercury") provides commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and world-class service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), F-15, Predator and Reaper. We also deliver services and solutions in support of the intelligence community. Mercury operates across a broad spectrum of defense and intelligence programs and we deliver our solutions and services via three operating segments: (i) Mercury Commercial Electronics (“MCE”); (ii) Mercury Defense Systems (“MDS”) and; (iii) Mercury Intelligence Systems (“MIS”).
As of December 31, 2013, we had 744 employees. Our revenue, net loss and adjusted EBITDA for the three month period ended December 31, 2013 were $53.1 million, $(1.0) million, and $5.1 million, respectively. Our revenue, net loss and adjusted EBITDA for the six month period ended December 31, 2013 were $107.0 million, $(3.3) million, and $8.7 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our net loss to adjusted EBITDA.
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
For the six months ended December 31, 2013, MCE accounted for 80% of our total net revenues.

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
For the six months ended December 31, 2013, MDIS accounted for 20% of our total net revenues.
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
BUSINESS DEVELOPMENTS
On January 27, 2014, the Company announced a restructuring plan that is being implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. This integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common systems and processes and realignment of research and development resources. The Company expects to incur approximately $4.9 million of restructuring charges in the second half of fiscal 2014 associated with this integration plan. For the third quarter of fiscal 2014, the Company anticipates incurring restructuring charges of $3.3 million associated with involuntary separation costs related to a reduction in force which eliminated 54 positions largely in engineering, manufacturing and administrative functions. The estimated charges in the second half of fiscal 2014 will primarily affect the MCE reportable segment. The Company expects to incur approximately $4.2 million of restructuring charges in fiscal 2015 related to the integration plan, which is expected to be completed by the end of fiscal 2015. The Company anticipates to generate gross annualized savings of $16 million starting in fiscal 2016.

RESULTS OF OPERATIONS:
Three months ended December 31, 2013 compared to the three months ended December 31, 2012
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2013	As a % of Total Net Revenue	December 31, 2012	As a % of Total Net Revenue
Net revenues	$53,090	100.0%	$49,804	100.0%
Cost of revenues	28,152	53.0	32,232	64.7
Gross margin	24,938	47.0	17,572	35.3
Operating expenses:
Selling, general and administrative	14,753	27.8	14,574	29.3
Research and development	10,231	19.3	7,588	15.2
Amortization of intangible assets	1,927	3.6	2,230	4.5
Restructuring and other charges	97	0.2	217	0.4
Acquisition costs and other related expenses	—	—	42	0.1
Total operating expenses	27,008	50.9	24,651	49.5
Loss from operations	(2,070)	(3.9)	(7,079)	(14.2)
Other income, net	432	0.8	103	0.2
Loss before income taxes	(1,638)	(3.1)	(6,976)	(14.0)
Tax benefit	(593)	(1.1)	(2,192)	(4.4)
Net loss	$(1,045)	(2.0)%	$(4,784)	(9.6)%
REVENUES

(In thousands)	December 31, 2013	December 31, 2012	$ Change	% Change
MCE	$42,305	$37,251	$5,054	14%
MDIS	10,603	14,064	(3,461)	(25)%
Eliminations	182	(1,511)	1,693	112%
Total revenues	$53,090	$49,804	$3,286	7%
Total revenues increased $3.3 million, or 7%, to $53.1 million during the three months ended December 31, 2013 as compared to the comparable period in fiscal 2013. This increase was driven by higher defense sales of $5.3 million, partially offset by lower commercial sales of $2.0 million. The increase in total revenues is primarily attributed to a $13.5 million increase in the Aegis program. This increase is offset by lower commercial revenues, as well as lower revenues from international customers, including foreign military sales through our prime customers and direct sales to non-U.S. based customers. International sales decreased from $11.7 million in the three months ended December 31, 2012 to $9.3 million for the three months ended December 31, 2013. The key driver of the decrease in international revenues was primarily from the Asia Pacific region.
Net MCE revenues increased $5.1 million, or 14%, during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $7.1 million related to increases from the Aegis and Airborne Signals Intelligence Payload ("ASIP") programs, partially offset by lower RF components and unmanned aerial vehicle ("UAV") program related revenues, and a $2.0 million decrease in commercial sales.
Net MDIS revenues decreased $3.5 million, or 25%, during the three months ended December 31, 2013 as compared to the same period in the previous fiscal year. This decrease was primarily driven by lower revenues related to a DRFM jammer program and lower revenues due to customer funding delays.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN
Gross margin was 47% for the three months ended December 31, 2013, as compared to 35% gross margin achieved during the same period in fiscal 2013. The higher gross margin between years was due to a more favorable product mix, with increased sales in our higher margin digital signal processing products within MCE, including $2.3 million in royalty revenues at 100% margin. In addition, for the three months ended December 31, 2012 there was a $1.3 million non-recurring charge for a fair value adjustment from purchase accounting resulting from the Micronetics acquisition.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $0.2 million, or 1%, to $14.8 million during the three months ended December 31, 2013, compared to $14.6 million during the comparable period in fiscal 2013. The increase was primarily due to an increase in employee stock compensation expense. Selling, general and administrative expenses decreased as a percentage of revenues to 27.8% during the three months ended December 31, 2013 from 29.3% during the same period in fiscal 2013 due to higher revenues in the second quarter of fiscal 2014 as compared to the comparable period in fiscal 2013.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $2.6 million, or 35%, to $10.2 million during the three months ended December 31, 2013, compared to $7.6 million during the comparable period in fiscal 2013. The increase was primarily due to lower customer funded development and higher prototype expenses between years.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of acquired intangible assets decreased $0.3 million, to $1.9 million for the three months ended December 31, 2013 as compared to $2.2 million during the comparable period in fiscal 2013, primarily due to a portion of the Micronetics related intangible assets being fully amortized during the first quarter of fiscal 2014.
RESTRUCTURING EXPENSE
Restructuring and other charges decreased to $0.1 million during the three months ended December 31, 2013, as compared to $0.2 million during the comparable period in fiscal 2013. The charges were primarily associated with facility space that was vacated in each period. In the second quarter of fiscal 2014 we opened our Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire and transferred operations from our Salem, New Hampshire facility.
OTHER INCOME, NET
Other income, net increased to $0.4 million during the three months ended December 31, 2013, as compared to $0.1 million for the same period in fiscal 2013. The increase was a result of foreign currency exchange gains during fiscal 2014 compared to losses during fiscal 2013 primarily driven by changes in the Japanese yen. Other income, net consists of $0.3 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. Interest income and interest expense were de minimis.
INCOME TAXES
We recorded an income tax benefit of $0.6 million during the three months ended December 31, 2013 as compared to a $2.2 million income tax benefit for the comparable period in the prior fiscal year. Our income tax benefit for the three months ended December 31, 2013 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation. Our effective tax rate during the comparable period in fiscal 2013 also differed from the federal statutory rate primarily due to the impact of the Section 199 manufacturing deduction, state taxes and stock compensation.
As of December 31, 2013, we had approximately $3.2 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to adjust the valuation allowance accordingly. We have concluded that no valuation allowance should be recorded against our net federal deferred tax assets at December 31, 2013.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $4.4 million during the three months ended December 31, 2013 to $4.1 million as compared to $(0.3) million for the comparable period in fiscal 2013. The increase in adjusted EBITDA is driven by higher revenues of $5.1 million primarily from defense programs, coupled with higher gross margins.

Adjusted EBITDA for MDIS decreased $1.1 million during the three months ended December 31, 2013 to $0.9 million as compared to $2.0 million for the comparable period in fiscal 2013. The decrease in adjusted EBITDA was primarily due to lower revenues from a DRFM jammer program and lower revenues due to customer funding delays.
See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.
Six months ended December 31, 2013 compared to the six months ended December 31, 2012
The following tables set forth, for the six months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2013	As a % of Total Net Revenue	December 31, 2012	As a % of Total Net Revenue
Net revenues	$107,030	100.0%	$99,232	100.0%
Cost of revenues	59,507	55.6	61,270	61.7
Gross margin	47,523	44.4	37,962	38.3
Operating expenses:
Selling, general and administrative	29,854	27.9	29,107	29.3
Research and development	19,575	18.3	17,627	17.8
Amortization of intangible assets	4,035	3.7	4,018	4.1
Restructuring and other charges	82	0.1	5,201	5.2
Acquisition costs and other related expenses	—	—	272	0.3
Total operating expenses	53,546	50.0	56,225	56.7
Loss from operations	(6,023)	(5.6)	(18,263)	(18.4)
Other income, net	850	0.8	436	0.4
Loss before income taxes	(5,173)	(4.8)	(17,827)	(18.0)
Tax benefit	(1,872)	(1.7)	(5,843)	(5.9)
Net loss	$(3,301)	(3.1)%	$(11,984)	(12.1)%
REVENUES

(In thousands)	December 31, 2013	December 31, 2012	$ Change	% Change
MCE	$85,793	$69,147	$16,646	24%
MDIS	21,733	29,892	(8,159)	(27)%
Eliminations	(496)	193	(689)	(357)%
Total revenues	$107,030	$99,232	$7,798	8%
Total revenues increased $7.8 million, or 8%, to $107.0 million during the six months ended December 31, 2013 as compared to the comparable period in fiscal 2013. This increase was driven by higher defense sales of $7.2 million, coupled with a $0.6 million increase in commercial sales. The increase in total revenues is primarily attributed to increases in the Aegis, Patriot, SEWIP and Lynx programs, as well as increased revenues from international customers, including foreign military sales through our prime customers and direct sales to non-U.S. based customers. These increases were partially offset by lower revenues from the DRFM jammer and Gorgon Stare programs. International sales increased from $21.9 million in the six months ended December 31, 2012 to $24.7 million for the six months ended December 31, 2013. Key programs driving the increase in international revenues were Aegis, Patriot, F-15, F-16, and higher shipments to a telecommunications customer for product that was designated as end of life.
Net MCE revenues increased $16.6 million, or 24%, during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $16.0 million related to increases in the Aegis, Patriot, SEWIP, F-15, F-16, ASIP and Lynx programs, and a $0.6 million increase in commercial sales.
Net MDIS revenues decreased $8.2 million, or 27%, during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This decrease was primarily driven by lower revenues from the Gorgon Stare and DRFM jammer programs as well as lower revenues due to customer funding delays.

Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 44% for the six months ended December 31, 2013, as compared 38% gross margin achieved during the same period in fiscal 2013. The higher gross margin between years was due to a more favorable product mix, with increased sales in our higher margin digital signal processing products within MCE. In addition, for the six months ended December 31, 2012 there was a $2.0 million non-recurring charge for a fair value adjustment from purchase accounting resulting from the Micronetics acquisition.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $0.8 million, or 3%, to $29.9 million during the six months ended December 31, 2013, compared to $29.1 million during the comparable period in fiscal 2013. The increase was primarily due to a $0.8 million increase in employee stock compensation expense. Selling, general and administrative expenses decreased as a percentage of revenues to 27.9% during the six months ended December 31, 2013 from 29.3% during the same period in fiscal 2013 due to higher revenues in the first six months of fiscal 2014 as compared to the comparable period in fiscal 2013.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $1.9 million, or 11%, to $19.6 million during the six months ended December 31, 2013, compared to $17.6 million during the comparable period in fiscal 2013. The increase was primarily due to a $1.0 million increase in purchases of prototype material for pipeline opportunities, higher employee stock compensation, and lower customer funded development.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of acquired intangible assets was $4.0 million for the six months ended December 31, 2013 and 2012.
RESTRUCTURING EXPENSE
We implemented a restructuring plan in the first quarter of fiscal 2013. This plan consisted of involuntary separation costs related to a reduction in force and facility charges for our Huntsville, AL site. The plan was implemented in response to reduced defense revenues and near term Department of Defense budget uncertainties driven by the potential for sequestration. The $5.2 million of restructuring expense recorded during the six months ended December 31, 2012 related to the elimination of 142 positions largely from our engineering, administrative and manufacturing functions. The $0.1 million restructuring expense recorded during the six months ended December 31, 2013 related to facility space that was vacated after we opened our Advanced Microelectronics Center in Hudson, New Hampshire.
OTHER INCOME, NET
Other income, net increased to $0.9 million during the six months ended December 31, 2013, as compared to $0.4 million for the same period in fiscal 2013. The increase was a result of foreign currency exchange gains during fiscal 2014 compared to losses during fiscal 2013 primarily driven by changes in the Japanese yen. Other income, net consists of $0.6 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and foreign currency exchange gains and losses. Interest income and interest expense were de minimis.
INCOME TAXES
We recorded an income tax benefit of $1.9 million during the six months ended December 31, 2013 as compared to a $5.8 million income tax benefit for the comparable period in the prior fiscal year. Our income tax benefit for the six months ended December 31, 2013 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation. Our effective tax rate during the comparable period in fiscal 2013 also differed from the federal statutory rate primarily due to the impact of the Section 199 manufacturing deduction, state taxes and stock compensation.
As of December 31, 2013, we had approximately $3.2 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies, and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets we may be required to adjust the valuation allowance accordingly. We have concluded that no valuation allowance should be recorded against our net federal deferred tax assets at December 31, 2013.

SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $8.9 million during the six months ended December 31, 2013 to $6.4 million as compared to $(2.5) million for the comparable period in fiscal 2013. The increase in adjusted EBITDA is primarily driven by higher revenues of $16.6 million primarily from the Aegis, Patriot, SEWIP, F-15, ASIP and Lynx programs, coupled with higher gross margins.
Adjusted EBITDA for MDIS decreased $2.9 million during the six months ended December 31, 2013 to $2.3 million as compared to $5.2 million for the comparable period in fiscal 2013. The decrease in adjusted EBITDA was primarily due to lower revenues from the Gorgon Stare and DRFM jammer programs and lower revenues due to customer funding delays.
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
Senior Unsecured Credit Facility
On October 12, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200.0 million senior unsecured revolving line of credit (the “Revolver”). We can borrow up to $200.0 million based on consolidated EBITDA for the four quarters ended December 31, 2013 and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.
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
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, on a consolidated basis for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; at December 31, 2013, we are in compliance with a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of December 31, 2013, there was $57.1 million of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $4.3 million. We were in compliance with all covenants and conditions under the Credit Agreement.

Shelf Registration Statement
On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.
CASH FLOWS

	As of and for the six month period ended December 31,
(In thousands)	2013	2012
Net cash provided by (used in) operating activities	$9,531	$(8,390)
Net cash used in investing activities	$(4,234)	$(69,824)
Net cash provided by (used in) financing activities	$240	$(3,938)
Net increase (decrease) in cash and cash equivalents	$5,409	$(82,064)
Cash and cash equivalents at end of period	$44,535	$33,900
Our cash and cash equivalents increased by $5.4 million from June 30, 2013 to December 31, 2013, primarily as a result of $9.5 million in cash generated from operating activities, partially offset by $3.9 million in purchases of property and equipment.
Operating Activities
During the six months ended December 31, 2013, we generated $9.5 million in cash from operating activities compared to $8.4 million in cash used for operating activities during the same period in fiscal 2013. The $17.9 million increase in cash generated by operating activities was primarily a result of a smaller comparable net loss of $8.7 million, $7.2 million in lower inventory purchases, $6.7 million of a smaller comparable tax benefit, and a $3.2 million decrease in cash used for payables and accrued expenses. These increases in cash generated from operations were partially offset by $7.1 million in higher prepaid taxes. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the six months ended December 31, 2013, we used cash of $4.2 million in investing activities compared to $69.8 million used by investing activities during the same period in fiscal 2013. The $65.6 million decrease in cash used in investing activities was driven by $67.7 million of cash spent on the Micronetics acquisition during the six months ended December 31, 2012.
Financing Activities
During the six months ended December 31, 2013, we generated $0.2 million for financing activities compared to $3.9 million used for financing activities during the same period in fiscal 2013. The $4.2 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition offset by the release of $3.0 million of restricted cash during the six months ended December 31, 2012.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2013:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$18,036	$18,036	$—	$—	$—
Operating leases	23,173	4,756	8,656	3,974	5,787
Capital lease obligations and other	500	356	144	—	—
	$41,709	$23,148	$8,800	$3,974	$5,787
We have a liability at December 31, 2013 of $2.9 million for uncertain tax positions, not included in the table above, that has been taken or is expected to be taken in various income tax returns. We expect to make a payment of $0.1 million in the next twelve months as a result of resolutions of certain tax positions.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $18.0 million at December 31, 2013.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Net loss	$(1,045)	$(4,784)	$(3,301)	$(11,984)
Interest expense, net	8	13	22	19
Tax benefit	(593)	(2,192)	(1,872)	(5,843)
Depreciation	1,981	2,191	3,993	4,402
Amortization of intangible assets	1,927	2,230	4,035	4,018
Restructuring and other charges	97	217	82	5,201
Acquisition costs and other related expenses	—	42	—	272
Fair value adjustments from purchase accounting	—	1,272	—	2,197
Stock-based compensation cost	2,717	2,010	5,752	4,359
Adjusted EBITDA	$5,092	$999	$8,711	$2,641
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Cash provided by (used in) operating activities	$7,358	$1,559	$9,531	$(8,390)
Capital expenditures	(2,826)	(746)	(3,934)	(1,726)
Free cash flow	$4,532	$813	$5,597	$(10,116)
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
There were no material changes in our exposure to market risk from June 30, 2013 to December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following Exhibits are filed or furnished, as applicable, herewith:

10.1
Mercury Systems, Inc. Executive Bonus Plan - Corporate Financial Performance (incorporated herein by reference to Appendix A to Mercury Systems, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on August 30, 2013)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 6, 2014.

MERCURY SYSTEMS, INC.

By:	/S/ KEVIN M. BISSON
Kevin M. Bisson
Senior Vice President,
Chief Financial Officer, and Treasurer