Form 10-Q
period 2014-03-31
MERCURY SYSTEMS INC
filed 2014-05-08
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Shares of Common Stock outstanding as of April 30, 2014: 33,252,927 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$45,710	$39,126
Accounts receivable, net of allowance for doubtful accounts of $37 and $33 at March 31, 2014 and June 30, 2013, respectively	33,535	30,498
Unbilled receivables and costs in excess of billings	18,610	17,743
Inventory	35,330	37,432
Deferred income taxes	10,060	11,672
Prepaid income taxes	3,113	2,369
Prepaid expenses and other current assets	4,683	7,461
Total current assets	151,041	146,301
Restricted cash	546	546
Property and equipment, net	15,226	15,019
Goodwill	177,116	176,521
Intangible assets, net	28,954	34,866
Other non-current assets	713	1,178
Total assets	$373,596	$374,431
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,412	$4,813
Accrued expenses	9,440	7,999
Accrued compensation	8,690	12,218
Deferred revenues and customer advances	4,476	5,788
Total current liabilities	33,018	30,818
Deferred gain on sale-leaseback	2,375	3,242
Deferred income taxes	1,437	7,721
Income taxes payable	2,771	2,880
Other non-current liabilities	1,733	1,269
Total liabilities	41,334	45,930
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 31,189,145 and 30,381,254 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	312	304
Additional paid-in capital	239,335	231,711
Retained earnings	91,645	95,524
Accumulated other comprehensive income	970	962
Total shareholders’ equity	332,262	328,501
Total liabilities and shareholders’ equity	$373,596	$374,431
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues	$55,500	$54,123	$162,530	$153,355
Cost of revenues	30,373	31,549	89,880	92,819
Gross margin	25,127	22,574	72,650	60,536
Operating expenses:
Selling, general and administrative	13,101	13,918	42,955	43,025
Research and development	8,377	7,503	27,952	25,130
Amortization of intangible assets	1,901	2,356	5,936	6,374
Restructuring and other charges	3,502	228	3,584	5,429
Acquisition costs and other related expenses	—	32	—	304
Total operating expenses	26,881	24,037	80,427	80,262
Loss from operations	(1,754)	(1,463)	(7,777)	(19,726)
Interest income	2	2	6	6
Interest expense	(11)	(7)	(37)	(30)
Other income, net	337	24	1,209	479
Loss before income taxes	(1,426)	(1,444)	(6,599)	(19,271)
Tax benefit	(848)	(2,232)	(2,720)	(8,075)
Net (loss) income	$(578)	$788	$(3,879)	$(11,196)
Basic net (loss) earnings per share:	$(0.02)	$0.03	$(0.13)	$(0.37)
Diluted net (loss) earnings per share:	$(0.02)	$0.03	$(0.13)	$(0.37)
Weighted-average shares outstanding:
Basic	31,156	30,235	30,932	30,075
Diluted	31,156	30,410	30,932	30,075
Comprehensive (loss) income:
Net (loss) income	$(578)	$788	$(3,879)	$(11,196)
Foreign currency translation adjustments	23	(173)	8	(273)
Total comprehensive (loss) income	$(555)	$615	$(3,871)	$(11,469)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,879)	$(11,196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,892	12,844
Stock-based compensation expense	7,466	6,265
Deferred income taxes	(5,177)	(6,468)
Excess tax benefit from stock-based compensation	(16)	(18)
Other non-cash items	(740)	(471)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(3,807)	5,316
Inventory	2,144	(856)
Prepaid income taxes	(744)	406
Prepaid expenses and other current assets	2,801	1,747
Other non-current assets	840	763
Accounts payable and accrued expenses	2,646	(14,596)
Deferred revenues and customer advances	(1,287)	(575)
Income taxes payable	(109)	(295)
Other non-current liabilities	(298)	441
Net cash provided by (used in) operating activities	11,732	(6,693)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(67,721)
Purchases of property and equipment	(5,067)	(2,259)
Increase in other investing activities	(300)	(265)
Net cash used in investing activities	(5,367)	(70,245)
Cash flows from financing activities:
Proceeds from employee stock plans	872	743
Excess tax benefits from stock-based compensation	16	18
Payments of deferred financing and offering costs	—	(771)
Payments of acquired debt	—	(6,575)
Decrease in restricted cash	—	3,000
Payments of capital lease obligations	(564)	(365)
Net cash provided by (used in) financing activities	324	(3,950)
Effect of exchange rate changes on cash and cash equivalents	(105)	69
Net increase (decrease) in cash and cash equivalents	6,584	(80,819)
Cash and cash equivalents at beginning of period	39,126	115,964
Cash and cash equivalents at end of period	$45,710	$35,145
Cash paid (received) during the period for:
Interest	$38	$30
Income taxes	$4,733	$(1,827)
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,313	$12,496
Capital lease	$494	$—
Share-based business combination consideration	$—	$513
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
MCE delivers innovative, commercially developed, open sensor and Big Data processing systems, software and services that include embedded multi-computing and embedded sensor processing. Mercury's products include, but are not limited to, embedded processing boards, digital receiver boards, and chassis-based systems using air, conduction, and proprietary cooling technologies. MCE has added capabilities around radio frequency ("RF") and microwave technologies, including tuners, converters, transceivers, synthesizers, switch filters, and power amplifiers and limiters, as well as new scalable manufacturing capabilities. MDS leverages commercially available technologies and solutions (or “building blocks”) from the Company's MCE business. MDS leverages this technology to develop integrated sensor processing subsystems and capabilities, for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), electronic warfare ("EW"), electronic counter measures ("ECM"), signals intelligence ("SIGINT") and radar test and simulation markets. MIS delivers Big Data processing capabilities, software data processing solutions and predictive analytics capabilities to address intelligence community and Department of Defense ("DoD") mission needs. These three operating segments allow the Company to deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the DoD and the intelligence community.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2013 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2013. The results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company is comprised of the following three operating segments: MCE, MDS and MIS. The Company reports MCE as a standalone reportable segment and has aggregated MDS and MIS to form the reportable segment Mercury Defense and Intelligence Systems (“MDIS”). See Note K of the Notes to Consolidated Financial Statements for further discussion.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 34% and 38% of total revenues in the three and nine months ended March 31, 2014, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 30% and 31% of total revenues in the three and nine months ended March 31, 2013, respectively.
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
The Company analyzes the selling prices used in its allocation of arrangement consideration on an annual basis at a minimum. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.
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
The Company does not provide its customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated warranty costs upon product shipment. Revenues from product royalties are recognized upon invoice by the Company. Additionally, all revenues are reported net of government assessed sales or value-added taxes.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	31,156	30,235	30,932	30,075
Effect of dilutive equity instruments	—	175	—	—
Diluted weighted-average shares outstanding	31,156	30,410	30,932	30,075
Equity instruments to purchase 3,590 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2014, because the equity instruments were anti-dilutive. Equity instruments to purchase 3,351 and 1,543 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2013, because the equity instruments were anti-dilutive.

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
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2014:

	Fair Value Measurements
	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$45,710	$45,710	—	—
Restricted cash	546	546	—	—
Total	$46,256	$46,256	$—	$—
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

	March 31, 2014	June 30, 2013
Raw materials	$16,062	$17,512
Work in process	14,848	13,432
Finished goods	4,420	6,488
Total	$35,330	$37,432
There are no amounts in inventory relating to contracts having production cycles longer than one year.

E.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended March 31, 2014:

	MCE	MDS	MIS	Total
Balance at June 30, 2013	$133,783	$33,768	$8,970	$176,521
Goodwill adjustment for the Micronetics acquisition	595	—	—	595
Balance at March 31, 2014	$134,378	$33,768	$8,970	$177,116
In the nine months ended March 31, 2014, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. Prior to the end of the measurement period for the Micronetics acquisition, August 7, 2013, the Company recorded a $91 adjustment to goodwill resulting from changes in the fair value estimates derived from additional information gathered. Additionally, the Company adjusted approximately $504 of goodwill which was identified subsequent to the measurement period as a correction of an immaterial error that was fully offset by deferred income taxes. The Company concluded that the impact of the correction was neither quantitatively nor qualitatively material to its March 31, 2014 consolidated balance sheet nor to each of the prior respective quarter ends during fiscal 2014.
The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE, MDS and MIS.

F.	Restructuring Plan
On January 27, 2014, the Company announced a restructuring plan that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes and realignment of research and development resources.
During the three months ended March 31, 2014, the Company incurred restructuring charges of $3,502 associated with involuntary separation costs related to a reduction in force which eliminated 61 positions largely in administrative, manufacturing and engineering functions in addition to the Monroe, Connecticut facility closure. Future restructuring expenses associated with the integration plan are expected to be approximately $5,380, which are expected to be completed by January of 2015. These restructuring expenses affect both the MCE and MDIS reportable segments.
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2013	$434	$286	$720
MCE restructuring charges	3,478	165	3,643
MDIS restructuring charges	26	—	26
Cash paid	(1,638)	(360)	(1,998)
Reversals(*)	(25)	(60)	(85)
Restructuring liability at March 31, 2014	$2,275	$31	$2,306
( *)    Reversals result from the finalization of settlements owed.
All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and comprehensive (loss) income and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

G.	Income Taxes
The Company recorded a tax benefit of $848 and $2,232 on a loss before income taxes of $1,426 and $1,444 for the three months ended March 31, 2014 and 2013, respectively. The Company recorded a tax benefit of $2,720 and $8,075 on a loss before income taxes of $6,599 and $19,271 for the nine months ended March 31, 2014 and 2013. Income tax benefit for the three and nine months ended March 31, 2014 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation. Income tax benefit for the three and nine months ended March 31, 2013 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits. During the nine months ended March 31, 2014, the Company included an income tax benefit of approximately $231 for an immaterial error related to the Company's June 30, 2013 and 2012 income taxes payable. The Company concluded that the impact of the correction was neither quantitatively nor qualitatively material to the prior fiscal years ended June 30, 2013 and 2012 and each of its respective quarters ended during these fiscal years or the nine months ended March 31, 2014.
No material changes in the Company’s unrecognized tax positions occurred during the three and nine months ended March 31, 2014. The Company estimates that the unrecognized tax benefits of up to $1,139 could be realized within the next 12 months as a result of resolutions of tax positions and the expiration of applicable statutes of limitations.

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
PURCHASE COMMITMENTS
As of March 31, 2014, the Company had entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $27,590.

I.	Debt
Senior Unsecured Credit Facility
On October 12, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200,000 senior unsecured revolving line of credit (the “Revolver”). The Company can borrow up to $200,000 based on consolidated EBITDA for a trailing four quarter period and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.
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
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefore; as of March 31, 2014, the Company is in compliance with a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of March 31, 2014, there was $66,082 of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $4,070. The Company was in compliance with all covenants and conditions under the Credit Agreement.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 8,018 shares at March 31, 2014. On November 7, 2013, the Company's number of shares authorized for issuance under the 2005 Plan increased by 254 shares as a result of forfeitures, cancellations and/or terminations from the Company's 1997 Stock Option Plan (the "1997 Plan"). The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,381 shares available for future grant under the 2005 Plan at March 31, 2014.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 55 and 52 shares issued under the ESPP during the nine months ended March 31, 2014 and 2013, respectively. Shares available for future purchase under the ESPP totaled 201 at March 31, 2014.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,070	$13.44	2.60
Granted	—	—
Exercised	(61)	7.46
Cancelled	(505)	19.50
Outstanding at March 31, 2014	1,504	$11.64	2.52
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2013:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	2,007	$10.82
Granted	903	9.20
Vested	(692)	10.77
Forfeited	(132)	10.67
Outstanding at March 31, 2014	2,086	$10.15
STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Cost of revenues	$136	$105	$632	$335
Selling, general and administrative	1,399	1,486	5,768	5,095
Research and development	179	310	1,066	835
Share-based compensation expense before tax	1,714	1,901	7,466	6,265
Income tax benefit	(609)	(690)	(2,690)	(2,295)
Net compensation expense	$1,105	$1,211	$4,776	$3,970

K.	Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company is presently organized in three operating segments. The following operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure:

•
Mercury Commercial Electronics (“MCE”): this operating segment delivers innovative, commercially developed, open sensor and Big Data processing systems, software and services for critical commercial, defense and intelligence applications. MCE delivers solutions that are secure and based upon open architectures and widely adopted industry standards. MCE's products include, but are not limited to, embedded processing boards, digital receiver boards, chassis-based systems using air, conduction, and proprietary cooling technologies and RF and microwave technologies, including tuners, converters, transceivers, synthesizers, switch filters, and power amplifiers and limiters. MCE delivers rapid time-to-value and world-class service and support to our commercial and defense prime contractor customers.

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

The Company’s operating segments were evaluated in accordance with FASB ASC 280 - “Segment Reporting” in order to determine which operating segments qualified as reportable segments. The Company considered qualitative factors, including the economic characteristics of each operating segment to determine if any of its three operating segments qualified for aggregation into fewer reportable segments.
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
Adjusted EBITDA is defined as net income (loss) before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. Prior year’s amounts have been presented to reflect the current profitability measures for comparative purposes. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company’s operations by reportable segment:

	MCE	MDIS	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2014
Net revenues to unaffiliated customers	$43,041	$10,991	$1,468	$55,500
Intersegment revenues	4,568	—	(4,568)	—
Net revenues	$47,609	$10,991	$(3,100)	$55,500
Adjusted EBITDA	$6,763	$1,132	$(232)	$7,663
THREE MONTHS ENDED MARCH 31, 2013
Net revenues to unaffiliated customers	$41,222	$13,006	$(105)	$54,123
Intersegment revenues	2,733	—	(2,733)	—
Net revenues	$43,955	$13,006	$(2,838)	$54,123
Adjusted EBITDA	$3,320	$1,885	$37	$5,242
NINE MONTHS ENDED MARCH 31, 2014
Net revenues to unaffiliated customers	$128,835	$32,724	$971	$162,530
Intersegment revenues	8,415	—	(8,415)	—
Net revenues	$137,250	$32,724	$(7,444)	$162,530
Adjusted EBITDA	$13,188	$3,411	$(225)	$16,374
NINE MONTHS ENDED MARCH 31, 2013
Net revenues to unaffiliated customers	$110,369	$42,899	$87	$153,355
Intersegment revenues	10,880	12	(10,892)	—
Net revenues	$121,249	$42,911	$(10,805)	$153,355
Adjusted EBITDA	$797	$7,080	$11	$7,888
The following table reconciles the Company’s net loss, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net (loss) income	$(578)	$788	$(3,879)	$(11,196)
Interest expense, net	9	5	31	24
Tax benefit	(848)	(2,232)	(2,720)	(8,075)
Depreciation	1,963	2,068	5,956	6,470
Amortization of intangible assets	1,901	2,356	5,936	6,374
Restructuring and other charges	3,502	228	3,584	5,429
Acquisition costs and other related expenses	—	32	—	304
Fair value adjustments from purchase accounting	—	96	—	2,293
Stock-based compensation expense	1,714	1,901	7,466	6,265
Adjusted EBITDA	$7,663	$5,242	$16,374	$7,888

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2014
Net revenues to unaffiliated customers	$52,715	$1,028	$1,757	$—	$55,500
Inter-geographic revenues	1,403	1,065	—	(2,468)	—
Net revenues	$54,118	$2,093	$1,757	$(2,468)	$55,500
THREE MONTHS ENDED MARCH 31, 2013
Net revenues to unaffiliated customers	$50,708	$1,144	$2,271	$—	$54,123
Inter-geographic revenues	2,313	103	3	(2,419)	—
Net revenues	$53,021	$1,247	$2,274	$(2,419)	$54,123
NINE MONTHS ENDED MARCH 31, 2014
Net revenues to unaffiliated customers	$157,893	$1,987	$2,650	$—	$162,530
Inter-geographic revenues	2,901	1,269	140	(4,310)	—
Net revenues	$160,794	$3,256	$2,790	$(4,310)	$162,530
NINE MONTHS ENDED MARCH 31, 2013
Net revenues to unaffiliated customers	$144,296	$2,572	$6,487	$—	$153,355
Inter-geographic revenues	6,240	290	47	(6,577)	—
Net revenues	$150,536	$2,862	$6,534	$(6,577)	$153,355
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2014	$15,191	$35	$—	$—	$15,226
June 30, 2013	$14,986	$33	$—	$—	$15,019
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Lockheed Martin Corporation	17%	26%	19%	13%
Northrop Grumman Corporation	12%	*	13%	11%
Raytheon Company	*	*	*	11%
	29%	26%	32%	35%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the three months ended March 31, 2014 and 2013, only one program, Aegis, individually comprised more than 10% of the Company's revenue at 16% and 15%, respectively. For the nine months ended March 31, 2014, only one program, Aegis, individually comprised more than 10% of the Company's revenue at 16%. For the nine months ended March 31, 2013, no single program comprised 10% or more of the Company's revenue.

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
As of March 31, 2014, we had 683 employees. Our revenue, net loss and adjusted EBITDA for the three month period ended March 31, 2014 were $55.5 million, $(0.6) million, and $7.7 million, respectively. Our revenue, net loss and adjusted EBITDA for the nine month period ended March 31, 2014 were $162.5 million, $(3.9) million, and $16.4 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our net loss to adjusted EBITDA.
Our operations are organized in the following two reportable segments: (i) Mercury Commercial Electronics ("MCE") and (ii) Mercury Defense and Intelligence Systems ("MDIS"). We combined the MDS and MIS businesses as they both entail similar products and services and have a similar customer base. See below for a description of our two reportable segments:
Mercury Commercial Electronics, or MCE, delivers innovative, commercially developed, open sensor and Big Data processing systems for critical commercial, defense and intelligence applications. We deliver solutions that are secure and based upon open architectures and widely adopted industry standards. MCE's products include, but are not limited to, embedded processing boards, digital receiver boards, chassis-based systems using air, conduction, and proprietary cooling technologies and RF and microwave technologies, including tuners, converters, transceivers, synthesizers, switch filters, and power amplifiers and limiters. We deliver rapid time-to-value and world-class service and support to prime defense contractors and commercial customers. MCE provides solutions to prime contractor customers on a variety of programs. MCE also provides technology building blocks to Mercury Defense Systems on key classified and unclassified programs. MCE has a legacy of embedded multi-computing and embedded sensor processing expertise. More recently, MCE has added substantial capabilities around radio frequency ("RF") and microwave technologies as well as emerging new manufacturing capabilities to bring design, production and test capabilities of our RF and microwave solutions to market on a more scalable basis.
For the nine months ended March 31, 2014, MCE accounted for 80% of our total net revenues.

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
For the nine months ended March 31, 2014, MDIS accounted for 20% of our total net revenues.
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
BUSINESS DEVELOPMENTS
On January 27, 2014, the Company announced a restructuring plan that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common systems and processes and realignment of research and development resources. The restructuring plan included the elimination of 61 positions largely in engineering, manufacturing and administrative functions. Additionally, the Company closed its Monroe, Connecticut facility and relocated activities to our Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. For the third quarter of fiscal 2014, the Company incurred restructuring charges of $3.5 million.
Future restructuring expenses associated with the integration plan are expected to be approximately $5.4 million, which are expected to be completed by January of 2015. Upon completion, the integration activities are expected to generate $16.0 million in gross annualized expense savings. These restructuring expenses affect both the MCE and MDIS reportable segments.

RESULTS OF OPERATIONS:
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2014	As a % of Total Net Revenue	March 31, 2013	As a % of Total Net Revenue
Net revenues	$55,500	100.0%	$54,123	100.0%
Cost of revenues	30,373	54.7	31,549	58.3
Gross margin	25,127	45.3	22,574	41.7
Operating expenses:
Selling, general and administrative	13,101	23.6	13,918	25.7
Research and development	8,377	15.1	7,503	13.9
Amortization of intangible assets	1,901	3.4	2,356	4.3
Restructuring and other charges	3,502	6.3	228	0.4
Acquisition costs and other related expenses	—	—	32	0.1
Total operating expenses	26,881	48.4	24,037	44.4
Loss from operations	(1,754)	(3.1)	(1,463)	(2.7)
Other income, net	328	0.6	19	—
Loss before income taxes	(1,426)	(2.5)	(1,444)	(2.7)
Tax benefit	(848)	(1.5)	(2,232)	(4.1)
Net (loss) income	$(578)	(1.0)%	$788	1.4%
REVENUES

(In thousands)	March 31, 2014	March 31, 2013	$ Change	% Change
MCE	$43,041	$41,222	$1,819	4%
MDIS	10,991	13,006	(2,015)	(15)%
Eliminations	1,468	(105)	1,573	1,498%
Total revenues	$55,500	$54,123	$1,377	3%
Total revenues increased $1.4 million, or 3%, to $55.5 million during the three months ended March 31, 2014 as compared to the comparable period in fiscal 2013. This increase was driven by higher defense sales of $1.7 million, partially offset by lower commercial sales of $0.3 million. The increase in total revenues is primarily attributed to higher revenues from a classified airborne program, several unmanned aerial vehicle ("UAV") programs, and the Aegis and Patriot programs.
Net MCE revenues increased $1.8 million, or 4%, during the three months ended March 31, 2014 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $2.1 million related to increases from a classified airborne program, several UAV programs and the Aegis program, partially offset by a $0.3 million decrease in commercial sales.
Net MDIS revenues decreased $2.0 million, or 15%, during the three months ended March 31, 2014 as compared to the same period in the previous fiscal year. This decrease was primarily driven by lower revenues related to a DRFM jammer program and lower revenues due to customer funding delays.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN
Gross margin was 45% for the three months ended March 31, 2014, as compared to 42% gross margin achieved during the same period in fiscal 2013. The higher gross margin between years was due to a more favorable product mix, primarily driven by a recovery in our higher margin digital signal processing business within MCE.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $0.8 million, or 6%, to $13.1 million during the three months ended March 31, 2014, compared to $13.9 million during the comparable period in fiscal 2013. The decrease was primarily due to lower compensation expense as a result of the reduction in force during the three months ended March 31, 2014. Selling, general and administrative expenses decreased as a percentage of revenues to 23.6% during the three months ended March 31, 2014 from 25.7% during the same period in fiscal 2013 due to higher revenues in the third quarter of fiscal 2014 and overall expense reductions, as compared to the comparable period in fiscal 2013.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $0.9 million, or 12%, to $8.4 million during the three months ended March 31, 2014, compared to $7.5 million during the comparable period in fiscal 2013. The increase was primarily due to lower customer funded development and higher headcount between years.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of acquired intangible assets decreased $0.5 million, to $1.9 million for the three months ended March 31, 2014 as compared to $2.4 million during the comparable period in fiscal 2013, primarily due to a portion of the Micronetics related intangible assets being fully amortized during the first quarter of fiscal 2014.
RESTRUCTURING EXPENSE
Restructuring and other charges increased $3.3 million, to $3.5 million for the three months ended March 31, 2014, as compared to $0.2 million during the comparable period in fiscal 2013. On January 27, 2014, we implemented part of the final phase of integration activities relating to our recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes and realignment of research and development resources. The restructuring plan included the elimination of 61 positions largely in administrative, manufacturing and engineering functions. Additionally, we closed our Monroe, Connecticut facility and transferred its operations to our AMC in Hudson, New Hampshire. The $0.2 million of restructuring expense recorded during the three months ended March 31, 2013 was primarily attributed to charges for facility space idled during the period.
OTHER INCOME, NET
Other income, net increased to $0.3 million during the three months ended March 31, 2014, as compared to less than $0.1 million for the same period in fiscal 2013. The increase was a result of foreign currency exchange gains during fiscal 2014 compared to losses during fiscal 2013 primarily driven by changes in the Japanese yen versus the U.S. dollar. Other income, net for the three months ended March 31, 2014 and 2013, also includes $0.3 million related to the amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts. Interest income and interest expense were de minimis.
INCOME TAXES
We recorded an income tax benefit of $0.8 million during the three months ended March 31, 2014 as compared to a $2.2 million income tax benefit for the comparable period in the prior fiscal year. Our income tax benefit for the three months ended March 31, 2014 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation. Our effective tax rate during the comparable period in fiscal 2013 also differed from the federal statutory rate primarily due to the impact of the federal research and development tax credits including $1.7 million as a result of the retroactive extension of these research and development tax credits in that period. Due to the reversal of temporary differences in fiscal 2014, we expect to be in a taxable income position and pay taxes during fiscal year 2014.
As of March 31, 2014, we had approximately $8.6 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to adjust the valuation allowance accordingly. We have concluded that no valuation allowance should be recorded against our net federal deferred tax assets at March 31, 2014.

SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $3.5 million during the three months ended March 31, 2014 to $6.8 million as compared to $3.3 million for the comparable period in fiscal 2013. The increase in adjusted EBITDA is driven by higher revenues of $1.8 million primarily from defense programs, coupled with higher gross margins.
Adjusted EBITDA for MDIS decreased $0.8 million during the three months ended March 31, 2014 to $1.1 million as compared to $1.9 million for the comparable period in fiscal 2013. The decrease in adjusted EBITDA was primarily due to lower revenues from a DRFM jammer program and lower revenues due to customer funding delays.
See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.
Nine months ended March 31, 2014 compared to the nine months ended March 31, 2013
The following tables set forth, for the nine months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2014	As a % of Total Net Revenue	March 31, 2013	As a % of Total Net Revenue
Net revenues	$162,530	100.0%	$153,355	100.0%
Cost of revenues	89,880	55.3	92,819	60.5
Gross margin	72,650	44.7	60,536	39.5
Operating expenses:
Selling, general and administrative	42,955	26.4	43,025	28.1
Research and development	27,952	17.2	25,130	16.4
Amortization of intangible assets	5,936	3.7	6,374	4.2
Restructuring and other charges	3,584	2.2	5,429	3.5
Acquisition costs and other related expenses	—	—	304	0.2
Total operating expenses	80,427	49.5	80,262	52.4
Loss from operations	(7,777)	(4.8)	(19,726)	(12.9)
Other income, net	1,178	0.7	455	0.3
Loss before income taxes	(6,599)	(4.1)	(19,271)	(12.6)
Tax benefit	(2,720)	(1.7)	(8,075)	(5.3)
Net loss	$(3,879)	(2.4)%	$(11,196)	(7.3)%
REVENUES

(In thousands)	March 31, 2014	March 31, 2013	$ Change	% Change
MCE	$128,835	$110,369	$18,466	17%
MDIS	32,724	42,899	(10,175)	(24)%
Eliminations	971	87	884	1,016%
Total revenues	$162,530	$153,355	$9,175	6%
Total revenues increased $9.2 million, or 6%, to $162.5 million during the nine months ended March 31, 2014 as compared to the comparable period in fiscal 2013. This increase was driven by higher defense sales of $8.9 million, coupled with a $0.3 million increase in commercial sales. The increase in total revenues is primarily attributed to increases in the Aegis, Patriot and UAV-related programs that were partially offset by lower revenues from a DRFM jammer program and the Gorgon Stare program.
Net MCE revenues increased $18.5 million, or 17%, during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $18.2 million related to increases in the Aegis, Patriot, F-15, F-16, and UAV-related programs, and a $0.3 million increase in commercial sales.

Net MDIS revenues decreased $10.2 million, or 24%, during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. This decrease was primarily driven by lower revenues from the Gorgon Stare and DRFM jammer programs as well as lower revenues due to customer funding delays.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 45% for the nine months ended March 31, 2014, as compared to 40% gross margin achieved during the same period in fiscal 2013. The higher gross margin between years was due to a more favorable product mix, primarily driven by a recovery in our higher margin digital signal processing products within MCE. In addition, for the nine months ended March 31, 2013 there was a $2.1 million non-recurring charge for a fair value adjustment from purchase accounting resulting from the Micronetics acquisition.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $43.0 million during the nine months ended March 31, 2014 and 2013. A $0.7 million decrease in compensation costs as a result of the restructuring activities initiated in the third quarter of fiscal 2014 was offset by a $0.7 million increase in employee stock compensation expense. Selling, general and administrative expenses decreased as a percentage of revenues to 26.4% during the nine months ended March 31, 2014 from 28.1% during the same period in fiscal 2013 due to higher revenues in the first nine months of fiscal 2014 as compared to the comparable period in fiscal 2013.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $2.8 million, or 11%, to $27.9 million during the nine months ended March 31, 2014, compared to $25.1 million during the comparable period in fiscal 2013. The increase was primarily due to $1.2 million in higher employee compensation costs, $1.5 million of lower customer funded development and a $0.6 million increase in prototype related expenses. These increases were partially offset by lower depreciation expenses.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of acquired intangible assets decreased $0.5 million, or 7%, to $5.9 million during the nine months ended March 31, 2014, compared to $6.4 million during the comparable period in fiscal 2013 primarily due to a portion of the Micronetics related intangible assets being fully amortized during the first quarter of fiscal 2014.
RESTRUCTURING EXPENSE
Restructuring and other charges were $3.6 million for the nine months ended March 31, 2014, as compared to $5.4 million during the comparable period in fiscal 2013. In the third quarter of fiscal 2014, we began the final phase of integration activities relating to our recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes and realignment of research and development resources.The restructuring plan included the elimination of 61 positions largely in administrative, manufacturing and engineering functions. Additionally, we closed our Monroe, Connecticut facility and transferred its operations to our AMC in Hudson, New Hampshire.
In fiscal 2013, we implemented our 2013 plan which consisted of involuntary separation costs related to a reduction in force and facility charges for our Huntsville, Alabama site. The 2013 plan was implemented in response to reduced defense revenues and near term Department of Defense budget uncertainties driven by the potential for sequestration, and was the start of the first phase of the integration plan. The $5.4 million of restructuring expense recorded during the nine months ended March 31, 2013 related to the elimination of 142 positions largely from our engineering, administrative and manufacturing functions.
OTHER INCOME, NET
Other income, net increased to $1.2 million during the nine months ended March 31, 2014, as compared to $0.5 million for the same period in fiscal 2013. The increase was a result of foreign currency exchange gains during fiscal 2014 compared to losses during fiscal 2013 primarily driven by changes in the Japanese yen versus the U.S. dollar. Other income, net for the nine months ended March 31, 2014 and 2013, also includes $0.9 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts. Interest income and interest expense were de minimis.

INCOME TAXES
We recorded an income tax benefit of $2.7 million during the nine months ended March 31, 2014 as compared to an $8.1 million income tax benefit for the comparable period in the prior fiscal year. Our income tax benefit for the nine months ended March 31, 2014 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation. Our effective tax rate during the comparable period in fiscal 2013 also differed from the federal statutory rate primarily due to the impact of the federal research and development tax credits including $1.7 million as a result of the retroactive extension of these research and development tax credits in that period. Due to the reversal of temporary differences in fiscal 2014, we expect to be in a taxable income position and pay taxes during fiscal year 2014.
As of March 31, 2014, we had approximately $8.6 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies, and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets we may be required to adjust the valuation allowance accordingly. We have concluded that no valuation allowance should be recorded against our net federal deferred tax assets at March 31, 2014.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $12.4 million during the nine months ended March 31, 2014 to $13.2 million as compared to $0.8 million for the comparable period in fiscal 2013. The increase in adjusted EBITDA is primarily driven by higher revenues of $18.5 million primarily from the Aegis, Patriot, F-15 and UAV-related programs, coupled with higher gross margins.
Adjusted EBITDA for MDIS decreased $3.7 million during the nine months ended March 31, 2014 to $3.4 million as compared to $7.1 million for the comparable period in fiscal 2013. The decrease in adjusted EBITDA was primarily due to lower revenues from the Gorgon Stare and DRFM jammer programs and lower revenues due to customer funding delays.
See Note K to our consolidated financial statements included in this report for more information regarding our operating segments.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity comes from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We currently do not have any material commitments for capital expenditures.
Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Senior Unsecured Credit Facility
On October 12, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The Credit Agreement provides for a $200.0 million senior unsecured revolving line of credit (the “Revolver”). We can borrow up to $200.0 million based on consolidated EBITDA for a trailing four quarter period and subject to compliance with the financial covenants discussed below. The Revolver is available for working capital, acquisitions, and general corporate purposes of the Company and its subsidiaries. The Revolver is available for borrowing during a five year period, with interest payable periodically during such period as provided in the Credit Agreement and principal due at the maturity of the Revolver.
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
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, on a consolidated basis for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions or dispositions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result therefrom. In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of March 31, 2014, there was $66.1 million of borrowing capacity available. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $4.1 million. We were in compliance with all covenants and conditions under the Credit Agreement.
Shelf Registration Statement
On August 2, 2011, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.
CASH FLOWS

	As of and for the nine month period ended March 31,
(In thousands)	2014	2013
Net cash provided by (used in) operating activities	$11,732	$(6,693)
Net cash used in investing activities	$(5,367)	$(70,245)
Net cash provided by (used in) financing activities	$324	$(3,950)
Net increase (decrease) in cash and cash equivalents	$6,584	$(80,819)
Cash and cash equivalents at end of period	$45,710	$35,145
Our cash and cash equivalents increased by $6.6 million from June 30, 2013 to March 31, 2014, primarily as a result of $11.7 million in cash generated from operating activities, partially offset by $5.1 million in purchases of property and equipment.
Operating Activities
During the nine months ended March 31, 2014, we generated $11.7 million in cash from operating activities compared to $6.7 million in cash used for operating activities during the same period in fiscal 2013. The $18.4 million increase in cash generated by operating activities was primarily a result of a smaller comparable net loss of $7.3 million, $17.2 million decrease in cash used for payables and accrued expenses, and $3.0 million in lower inventory purchases. These increases in cash generated from operations were partially offset by timing of accounts receivables collections of $9.1 million. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the nine months ended March 31, 2014, we used cash of $5.4 million in investing activities compared to $70.2 million used by investing activities during the same period in fiscal 2013. We spent $67.7 million on the Micronetics acquisition during the nine months ended March 31, 2013. In addition, we spent $2.8 million more on capital expenditures during the nine months ended March 31, 2014 related to our new manufacturing facility in Hudson, New Hampshire.
Financing Activities
During the nine months ended March 31, 2014, we generated $0.3 million from financing activities compared to $4.0 million used for financing activities during the same period in fiscal 2013. The $4.3 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition offset by the release of $3.0 million of restricted cash both of which occured during the nine months ended March 31, 2013.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2014:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$27,590	$27,590	$—	$—	$—
Operating leases	22,148	4,653	8,615	3,470	5,410
Capital lease obligations and other	339	276	63	—	—
	$50,077	$32,519	$8,678	$3,470	$5,410
We have a liability at March 31, 2014 of $2.8 million for uncertain tax positions, not included in the table above, that has been taken or is expected to be taken in various income tax returns. We expect to make a payment of $1.1 million in the next twelve months as a result of resolutions of certain tax positions.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $27.6 million at March 31, 2014.
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
Adjusted EBITDA, the profitability measure for our segment reporting, is defined as net income (loss) before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(578)	$788	$(3,879)	$(11,196)
Interest expense, net	9	5	31	24
Tax benefit	(848)	(2,232)	(2,720)	(8,075)
Depreciation	1,963	2,068	5,956	6,470
Amortization of intangible assets	1,901	2,356	5,936	6,374
Restructuring and other charges	3,502	228	3,584	5,429
Acquisition costs and other related expenses	—	32	—	304
Fair value adjustments from purchase accounting	—	96	—	2,293
Stock-based compensation cost	1,714	1,901	7,466	6,265
Adjusted EBITDA	$7,663	$5,242	$16,374	$7,888
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Cash provided by (used in) operating activities	$2,201	$1,697	$11,732	$(6,693)
Capital expenditures	(1,133)	(533)	(5,067)	(2,259)
Free cash flow	$1,068	$1,164	$6,665	$(8,952)
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
There were no material changes in our exposure to market risk from June 30, 2013 to March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 8, 2014.

MERCURY SYSTEMS, INC.

By:	/S/ KEVIN M. BISSON
Kevin M. Bisson
Senior Vice President,
Chief Financial Officer, and Treasurer