Form 10-K
period 2014-06-30
MERCURY SYSTEMS INC
filed 2014-08-14
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 0-23599

MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $364.1 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2014: 33,376,755 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on October 21, 2014 (the “Proxy Statement”) are incorporated by reference into Part III of this report.
Exhibit Index on Page 76

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

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2014 refers to the period from July 1, 2013 to June 30, 2014.

ITEM 1.	BUSINESS
Our Company
We provide commercially developed, specialized processing subsystems and services for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator and Reaper. Mercury Systems operates across a broad spectrum of defense programs and we deliver our solutions and services via two business units: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. In the fourth quarter of fiscal 2014, we initiated a plan to divest our Mercury Intelligence Systems business unit. Consequently, its operating results are included in discontinued operations for fiscal 2014 and prior periods (see Note C to the consolidated financial statements).
Mercury Commercial Electronics, or MCE, delivers affordable, innovative, commercially developed, specialized processing subsystems for critical commercial, defense and intelligence applications. We deliver secure solutions that are secure and based upon open architectures and widely adopted industry standards. We deliver rapid time-to-value and service and support to prime defense contractors and commercial customers. MCE provides solutions to prime contractor customers on a variety of programs. MCE also provides technology building blocks to Mercury Defense Systems on key classified and unclassified programs. MCE has a legacy of embedded multi-computing and embedded sensor processing expertise. More recently, MCE has added substantial capabilities around radio frequency ("RF") and microwave technologies as well as emerging new manufacturing capabilities to bring design, production and test capabilities of our RF and microwave solutions to market on a more scalable basis.
Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and signals intelligence ("SIGINT") and electro-optical/infrared (EO/IR) technologies. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from our MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
Our two business units allow us to deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the DoD and the intelligence community.
Our consolidated revenues, (loss) from continuing operations and adjusted EBITDA for fiscal 2014 were $208.7 million, $(4.1) million and $23.5 million, respectively. Our consolidated revenues, (loss) from continuing operations and adjusted EBITDA for fiscal 2013 were $194.2 million, $(13.8) million and $9.9 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EBITDA to net loss from continuing operations.
Recent Developments
During fiscal 2014, we moved into our new manufacturing facility in Hudson, New Hampshire that provides a platform for continued growth in our RF and microwave product lines. During the year, we consolidated four facilities into the new plant and installed integrated business systems that will allow us to scale our RF and microwave capabilities both organically and through potential future merger and acquisition activities.
During fiscal 2014, we announced a restructuring plan that was implemented as part of the final phase of integration activities relating to our recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative and manufacturing functions using common processes and integrated business systems and while rebalancing our research and development investments to areas where we see the greatest potential for profitable growth. The restructuring plan included the elimination of 70 positions largely in administrative, manufacturing and engineering functions. Additionally, we closed four facilities relocating all related activities to the Company's Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. During the fourth quarter of fiscal 2014, we also consolidated facilities at our corporate headquarters. These restructuring expenses associated with our fiscal 2014 integration plan amounted to $5.4 million and affected both the MCE and MDS reportable segments. Future restructuring expenses associated with the integration plan are expected to be approximately $3.1 million, which are currently expected to be incurred by the end of the second quarter of fiscal 2015.
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
In November 2007, we embarked on a strategy to refocus the business and return to growth and profitability. Since then, we have successfully sold or shut down five non-core business units, returned the Company to profitability and growth for four consecutive years, and transformed the Company into a provider of commercially developed, specialized processing subsystems, and services for critical commercial, defense and intelligence applications. Fiscal 2013 was a challenging year in light of uncertainty within the defense sector while fiscal 2014 was a return to revenue growth and improved operating performance. Despite macro-industry challenges, fiscal 2014 highlights for the Company included:

•	record bookings of $246.8 million with a 1.2 book-to-bill ratio;

•	record backlog of $174.1 million;

•	revenue growth of 7%;

•	doubling of adjusted EBITDA to $23.5 million; and

•	completed 80% of acquisition integration plan generating $13 million of gross annualized savings.
Over the past seven years, we continued to have success on programs such as Aegis, Global Hawk, Gorgon Stare, Predator and Reaper and have reinvested in our business. We improved our position in our target markets, with major design wins including the Patriot missile program, and SEWIP, the EW improvement program for surface vessels to counteract a variety of emerging threats. In fiscal 2010, we grew organically, improved our working capital position and profitability metrics, continued to refresh our product portfolio, and grew our services and systems integration business. We strengthened our position in our core intelligence, surveillance and reconnaissance ("ISR"), EW and ballistic missile defense markets. In fiscal 2011 and 2012, we continued to strengthen and grow our core business by enhancing our product portfolio and increasing our ISR, EW, and missile defense system domain expertise and capabilities. During fiscal 2013, we addressed significant industry headwinds aggressively by aligning our cost structure to lower revenue levels via two restructuring actions. These initiatives reduced our operating expenses by approximately $22 million annually. In addition, we acquired unique EW program capabilities through the acquisition of Micronetics early in fiscal 2013. During fiscal 2014, we completed the bulk of the integration of our recent acquisitions, including consolidating four facilities, moving into a new Advanced Microelectronics Center, and installing integrated business systems. Together, with the actions completed in the third quarter of fiscal 2014, we have cumulatively completed actions totaling nearly $13 million, or 80%, of the $16 million of planned annualized savings; and we created a business and operations platform that we can continue to grow organically and scale through future acquisitions.
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

Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed and manufactured advanced sensor and mission processing capabilities for critical defense and intelligence applications. Our primary market has historically been the defense sector, specifically C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ballistic missile defense; and commercial markets, which include commercial communications and other commercial computing applications. We believe we are well-positioned in growing, sustainable market segments of the defense sector that leverage advanced technology to improve warfighter capability and provide enhanced force protection capabilities.
We believe there are a number of evolving trends that are reshaping our target market and accordingly provide us with attractive growth opportunities, including:
The defense electronics market is expected to grow in government fiscal 2015, in spite of DoD budget uncertainty, opaque execution of the U.S. budget sequestration mandate, and on-going uncertainty around future spending. According to The Teal Group, the defense electronics market is projected to increase from $41.7 billion in government fiscal 2014 to $42.8 billion in government fiscal 2015. Defense electronic spending represents approximately 6% of the total DoD spending annually. We believe ISR, EW and ballistic missile defense have a high priority for future DoD spending. We have positioned ourselves well in these important areas and have won a position on many programs and platforms. We continue to build on our strengths in the design and development of performance optimized electronic sub-systems for the ISR and EW markets. As a leader in these markets, we often contract with multiple defense prime contractors as they bid for a particular project, thereby increasing our chance of a successful outcome.
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
Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies. The U.S. government is intensely focused on making systems more affordable and shortening their development time. As a company that provides commercial items to the defense industry, we believe our products are often more affordable than products with the same functionality developed by a defense prime contractor. Defense prime contractors are increasingly being asked to work under firm fixed price contract awards, which can pressure profit margins and increase program risk. Defense prime contractors are also being asked to produce systems much more rapidly than they have in the past. In addition, the U.S. government is demanding more use of commercial items and open system architectures. In this budget environment, there are fewer research and development dollars available with which defense prime contractors can invest early-on to differentiate their offerings while competing for new program awards or re-competes. As a result, defense prime contractors are generally trying to adjust their cost model from a high fixed cost model to a variable cost model. All of these factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities, and we have transformed our business model over the last several years to address these long-term outsourcing needs and other trends.
Our Business Strategy
Our strategy is built around our key strengths as a provider of commercially developed, specialized processing subsystems and services for critical commercial, defense, and intelligence applications. By driving this strategy consistently, we are able to help our customers, mostly defense prime contractors, to reduce program cost, minimize technical risk, and stay on-schedule. Tactically, we have a well earned reputation of relentless execution on behalf of our customers that supports the successful evolution of our strategy.
We intend to accelerate our strategic direction through continued investment in advanced new products and solutions development in the fields of radio frequency, analog-to-digital and digital to analog conversion, advanced multi- and many-core sensor processing systems including GPUs, embedded security, digital storage, and digital radio frequency memory ("DRFM") solutions as well as software defined communications capabilities. We leverage our engineering development services including systems integration to accelerate our move to become a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially developed, open sensor processing solutions within the markets we serve. Our services-led engagements can help lead to long-term production sub-system annuity revenues that will continue long after the initial services are delivered. This business model positions us to be paid for work we would have previously expensed through our own income statement, to team concurrently with multiple defense prime contractors as they pursue new business with the government, and to engage with our customers much earlier in the design cycle and ahead of our competition. In fiscal 2013 and 2014, we have substantially added to our technology portfolio by adding capabilities in RF and microwave subsystems and components as critical building blocks to support programs in EW, EA, and ECM.
Key elements of our strategy to accomplish our continued growth objectives include:
Achieve Design Wins on High Growth, High Priority Defense Programs. We believe our advanced embedded sensor processing solutions position us well going forward to capture design wins on key high growth, high priority defense programs within our targeted segments of the C4ISR market. We have won designs in persistent ISR related signals intelligence payloads on UAVs and other aerial platforms. As a result of these successes, we now have significant content on major UAV platforms, including Global Hawk, Predator, Triton, Reaper and Gorgon Stare. Our ballistic missile defense wins include additional designs on the Aegis program, as well as wins on the Patriot missile program. In EW, we have won key designs related to the U.S. Navy's SEWIP program and the Ships Signal Exploitation Equipment ("SSEE") programs. Additional wins in the critical EW space include the Navy's Filthy Badger and Filthy Buzzard programs, focusing on vulnerability assessment and training for manned aircraft. Together, these wins represent substantial opportunity for us in the years ahead.
Continue to Provide Excellent Performance on Our Existing Programs. The foundation for our growth remains our continued involvement with existing programs that are in late-stage development or currently in production, such as Aegis, the F-35 Joint Strike Fighter, Patriot missile, the F-16 and F-15 aircrafts, the Global Hawk, Predator and Reaper UAVs, the P-8 MMA as well as the Suite of Integrated Radio Frequency Countermeasures ("SIRFIC") program. As part of a long-term reprioritization, the DoD is shifting its emphasis from major new weapons systems development to upgrades of existing programs and platforms. We believe the upgrades on these programs focus on four key areas: improved sensors; more advanced on-board embedded computing; enhanced ISR algorithms; and better communications on and off the platform. A key element of our strategy is to continue to provide high performance, cost-effective solutions on these programs and for these customers.
Pursue Strategic, Capability-Enhancing Acquisitions. We will continue to pursue strategic acquisitions to augment our businesses using the following strategies: adding technologies or products that expand MCE's core business by competing more effectively in the ISR, EW, and missile defense markets; adding content and services to the defense programs and platforms in which we currently participate or could participate in the future and enhancing key customer relationships and forming relationships with potential new customers. Our acquisitions of LNX and KOR in fiscal 2011 and 2012 supported these objectives. Adding LNX to our business significantly strengthened our product portfolio in radio frequency and our capabilities in signals intelligence and EW. Similarly, adding KOR has brought key domain expertise in EW and capabilities with DRFM technologies that combine well with the RF domain expertise of LNX and the embedded computing and packaging design expertise developed organically at Mercury. Our acquisition of Micronetics in fiscal 2013 expanded our RF and microwave technology and subsystems integration capabilities. Our acquisition strategy also focuses on broadening our program and customer base.
Capitalize on Outsourcing and Other Dynamics in the Defense Industry. We are well-positioned to take advantage of several changing dynamics in the defense industry. Defense prime contractors are increasingly being awarded firm fixed price contracts. These contracts shift risk to the defense prime contractors, and as a result they are beginning to outsource increasing levels of sub-system development and production and other higher value program content. In addition, the U.S. government is shifting toward shorter program timelines, which require increased flexibility and responsiveness from defense prime contractors. Finally, more programs are moving to open systems architectures encompassing best-of-breed capabilities. We believe that these dynamics will result in defense prime contractors outsourcing increasing levels of program content to us as a provider of differentiated products, sub-systems engineering services and system integration.
Leverage Our Research and Development Efforts to Anticipate Market Needs and Maintain our Technology Leadership. Our high performance, quick reaction sub-systems and capabilities require increasingly more sophisticated hardware, software and middleware technology. In addition, as the defense industries shift to products with open systems architectures, we believe that our software expertise will become increasingly important and differentiates us from many of our competitors as we have the ability to map complex algorithms onto size, weight, and power-constrained on-board embedded sensor processing solutions. We have substantially and will continue to refresh both our sensor processing and multicomputer product lines while increasing our product development velocity. Faster product development velocity aligns us with the U.S. government’s demands on the defense prime contractors for quick reaction capabilities. By shortening our product development times, we have been able to quickly launch the products we need to win new designs from the defense prime contractor community that will ultimately generate bookings and revenue for us. We intend to continue to utilize company and customer-funded research and development, as well as our acquisition strategy, to develop technologies, products and solutions that have significant potential for near-term and long-term value creation in the defense industry. We devote significant resources in order to anticipate the future requirements in our target defense markets, including monitoring and pioneering advances in advanced embedded computing hardware and software, anticipating changes in U.S. government spending and procurement practices and leveraging insight from direct interaction with our customers.
Our Competitive Strengths
We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:
Sub-System Solutions Provider for the C4ISR and EW Markets. Through our commercially developed, specialized processing subsystem solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate sub-system-level capabilities allows us to provide solutions that most effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and intelligence processing onboard the platform. We leverage our deep expertise in embedded multi-computing, embedded sensor processing, with the recent addition of our RF and microwave subsystems and components, to provide solutions across the sensor processing chain. Our deep domain knowledge within MDS rounds-out our full capabilities in service to our prime contractor and DoD customers.
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
MDS Enables the Delivery of Platform-Ready Solutions for Classified Programs. MDS was created in fiscal 2013 to enable us to directly pursue systems integration opportunities within the DoD. On top of that, we now have the ability, within MDS, to draw on the critical subsystem innovations from MCE. We believe the development work through MDS will provide us leverage and implement key classified government intellectual property, including critical intelligence and signal processing algorithms. Within MDS, we will also be able to leverage our combination of domain knowledge, plus building blocks from MCE to serve the needs of our core defense prime contractor customer base. We believe that MDS also provides us the opportunity to directly integrate these building blocks along with intellectual property onto our existing MCE business, enabling us to deliver affordable, platform-ready integrated ISR sub-systems that leverage our open architecture solutions and address key government technology and procurement concerns. MDS operations in this environment will also influence future product development so that critical future needs can be met in a timely manner.
Advanced Microelectronics Centers. Our Advanced Microelectronics Centers (“AMCs”) in Hudson, New Hampshire and West Caldwell, New Jersey design, build and test both RF and microwave components and subsystems in support of a variety of key customer programs. With our fiscal 2014 move into our new AMC in Hudson, New Hampshire, including the installation of integrated business systems into both our AMCs, we have a platform for scalable, continued growth in our RF and microwave product lines. With our company-wide focus on continuous improvement in our security policies and practices, our AMCs, like most of our facilities, have earned Superior security ratings in vulnerability assessments conducted by the Defense Security Service (DSS). A Superior rating, the highest level awarded to cleared defense contractors by DSS, is awarded to contractors that consistently and fully implement the requirements of the National Industrial Security Program Operating Manual in an effective fashion, resulting in a security posture that is superior to other contractors of similar size and complexity. Our scalable microelectronics manufacturing operations at our AMCs enable rapid, cost-effective deployment of RF and microwave solutions to our customers.
Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our customers include BAE Systems, the Boeing Company, Exelis, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements.
Proven Management Team. Over the past several years, our senior management team has refocused the Company on its economic core, developed a long-term compelling strategy for the defense markets and restored profitability to the business. Having completed these critical steps to rebuild the Company and with a senior management team with significant experience in growing and scaling businesses, both through operating execution and acquisitions, we believe that we have demonstrated our operational capabilities and we are well-positioned for the next phase to transform, grow and scale our business.
Our Solutions and Products
Services
As part of our strategy, we are focusing on being a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially developed, specialized processing solutions within the markets we serve. We deliver sub-system level engineering expertise as well as ongoing systems integration services addressing our strategy to capitalize on the multi-billion dollar sub-system market within the defense embedded electronics market segment.
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
We define service revenues as revenue from activities that are not associated with the design, development, production, or delivery of tangible assets, software or specific capabilities sold by us. Examples of our service revenues include: analyst services and systems engineering support, consulting, maintenance and other support, testing and installation. We combine our product and service revenues into a single class as services revenues do not exceed 10 percent of total revenues. A significant portion of our services revenues is provided by our MIS operating segment, which is now classified as a discontinued operation.
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
Hardware Products
We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing and image processing applications, multi-computer interconnect fabrics, sensor interfaces and command and control functions. To maintain a competitive advantage, we seek to leverage technology investments across multiple product lines. We are also influential in the industry-standard organizations associated with our market segments. For example, we started the OpenVPXTM initiative with the goal of providing customers with multi-vendor interoperable hardware built to well-defined system standards. We continue to leverage our embedded high performance processing technologies with our Intel server-class processing products as well as graphics based processor ("GPGPU") products. While this multi-computing and embedded processing technology is a core skill of Mercury Systems, the size, weight, and power ("SWaP") constraints that occur concurrent with the high performance embedded processing create unique challenges. For example, with the heat build-up involved in small subsystems, we introduced a key innovation in fiscal 2013 designed to address this challenge. The technology is called Air-Flow-ByTM and it allows previously unattainable levels of processing power within a small footprint by effectively removing heat so the server-class processors can perform at maximum designed power limits. In rugged environments where air is limited, such as high altitude operations, a technology developed in fiscal 2014 called Liquid-Flow-ByTM has been successfully customer tested allowing maximum server-class processor performance in high altitude missions. These innovative cooling techniques for the first time allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and EW capabilities in military platforms.
Our hardware products are typically compute-intensive and require extremely high inter-processor bandwidth and high I/O capacity. These systems often must also meet significant size, weight and power constraints for use in aircraft, UAVs, ships and other vehicles, and be ruggedized for use in highly demanding use environments. They are used in both commercial industrial applications, such as ground radar air traffic control, and advanced defense and intelligence applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command, control, communication and information systems, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
We group our hardware products into the following categories:

•
signal and image processing, multi-computer and sensor interfaces, including embedded processing boards, switch fabric boards, high speed input/output boards, digital receiver boards, and chassis-based systems using air, conduction, and proprietary cooling technologies;

•	RF and microwave assemblies, including tuners, converters, transceivers, and switch filters; and

•	RF and microwave components, including power amplifiers and limiters, switches, oscillators, and equalizers.
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
Research and Product Development
Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in mission, signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry. Expenditures for research and development amounted to $35.7 million in fiscal 2014, $32.6 million in fiscal 2013 and $46.0 million in fiscal 2012. As of June 30, 2014, we had 215 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
Mercury Commercial Electronics
The majority of our sales are produced in International Organization for Standardization, or ISO, 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis systems, and RF & microwave components and subsystems.
Our printed circuit board assemblies and chassis systems' manufacturing operations consist primarily of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). We subcontract the assembly and testing of most embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on one contract manufacturer. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
We built out a new microelectronics facility in Hudson, New Hampshire that opened during fiscal 2014. This new facility consolidated the former microelectronics operations in Salem, New Hampshire and Hudson, New Hampshire as well as the former facilities in Ewing, New Jersey and Monroe, Connecticut. This new facility is specifically aimed at providing scalable manufacturing within our critical RF and microwave businesses. We leverage best practices in design, development, manufacturing and materials handling at this facility. The facility is part of our Advanced Microelectronics Centers, which includes our RF/microwave subsystems group in West Caldwell, New Jersey. The Advanced Microelectronics Centers design, build and test both RF and microwave components and subsystems in support of a variety of key customer programs.
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

Mercury Defense Systems
MDS designs, develops, and manufactures digital radio frequency memory (“DRFM”) units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense and intelligence applications. MDS develops high performance SIGINT payloads and electro-optical/infrared (EO/IR) technologies for small UAV platforms as well as powerful onboard UAV processor systems for real-time Wide Area Motion Imagery ("WAMI").
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
Mercury Defense Systems
MDS competes with many specialized providers of EW-related solutions, test and simulation and SIGINT capabilities. These competitors range from small specialized pure play providers with limited solutions capabilities to full scale integrated providers who can provide large scale solutions and subsystems.
We work directly with the DoD as well as with defense prime contractors. We can help drive subsystem development and deployment in both a classified and unclassified environment. We can produce DRFM based ECM solutions for tactical, testing and training applications. We have developed, within MDS, high performance SIGINT payloads for small UAV platforms as well as powerful onboard UAV processor systems for real-time Wide Area Motion Imagery ("WAMI"). These systems digest multiple simultaneous image sources to produce imagery for storage and exploitation. MDS has the ability to drive engineering experience, understanding of customer needs in critical domains, and then leverage MCE's building blocks, SWaP and packaging expertise and embedded processing legacy of excellence.
Intellectual Property and Proprietary Rights
As of June 30, 2014, we held 39 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.
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
Backlog
As of June 30, 2014, we had a backlog of orders aggregating approximately $174.1 million, of which $144.0 million is expected to be delivered within the next twelve months. As of June 30, 2013, backlog was approximately $136.1 million. The defense backlog at June 30, 2014 was $160.8 million, a $47.9 million increase from June 30, 2013. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.
Employees
At June 30, 2014, we employed a total of 632 people excluding contractors, including 215 in research and development, 63 in sales and marketing, 251 in manufacturing and customer support and 103 in general and administrative functions. We have five employees located in Europe, one located in Japan, and 626 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.
Customers
Our revenues were concentrated in three defense prime contractors including Lockheed Martin Corporation, Raytheon Company and Northrop Grumman Corporation for the years ended June 30, 2014, 2013 and 2012. These three defense prime contractors comprised an aggregate of 43%, 38% and 56% of our revenues in each of the years ended June 30, 2014, 2013 and 2012, respectively.
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
OTHER INFORMATION
EchoCore, Echotek, Ensemble, PowerStream, RACE++ and MultiCore Plus are registered trademarks, and Mercury Systems, Innovation that Matters, Air Flow-By, Liquid Flow-By, Application Ready Subsystem, ARS, POET, and StreamDirect are trademarks of Mercury Systems, Inc. OpenVPX is a trademark of the VMEbus International Trade Association. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS:
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our application ready subsystems, digital, microwave, RF components, and related services, primarily as an indirect subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 92%, 90%, and 94% of our total net revenues in fiscal 2014, 2013, and 2012, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. During fiscal 2013, the Presidential election, bipartisan gridlock in Congress, a continuing budget resolution, and the implementation of defense budget sequestration impacted our revenues and increased uncertainty in our business and financial planning. For fiscal 2015 and beyond, the potential for further bipartisan gridlock in Congress, another continuing budget resolution, and the defense industry operating under sequestration may continue to adversely impact our revenues and increase uncertainty in our business and financial planning. In addition, delays in the funding for new or existing programs, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.
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
Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, and political conditions. Increased federal budget deficits could result in reduced Congressional appropriations, such as defense budget sequestration, for the defense programs that use our defense electronics products and services. In addition, Congress could fund U.S. government operations through a continuing budget resolution without approving a formal budget for the government fiscal year, thereby potentially reducing or delaying the demand for our products. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.
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

•
Our customers include U.S. government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government contracts. In addition, when our business units, such as MDS, contract with the U.S. government, they must comply with these laws and regulations, including the organizational conflict-of-interest regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between our business units and the U.S. government.

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

•
We are subject to the Defense Federal Acquisition Regulations Supplement, referred to as DFARS, in connection with our defense work for the U.S. government and defense prime contractors. Amendments to the DFARS, such as the amendment to the DFARS specialty metals clause requiring that the specialty metals in specified items be melted or produced in the U.S. or other qualifying countries, may increase our costs for certain materials or result in supply-chain difficulties or production delays due to the limited availability of compliant materials. Compliance with the new conflict minerals regulations enacted pursuant to the Dodd Frank legislation poses similar risks and increases our costs.

•
The U.S. government or a defense prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.

•
We are subject to various U.S. federal export-control statutes and regulations which affect our business with, among others, international defense customers. In certain cases the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained in these licenses, may put us at a competitive disadvantage with respect to competing with international suppliers who are not subject to U.S. federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business and operating results. For fiscal 2015, we will need to further adapt our export procedures for the new federal export reform regulations going into effect during the fiscal year.

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

•
We may need to invest additional capital to build out higher level security infrastructure at certain of our facilities to capture new design wins on defense programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new design wins on defense programs. In addition, we may need to invest in additional secure laboratory space to efficiently integrate subsystem level solutions and maintain quality assurance on current programs.

The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2014, Lockheed Martin Corporation accounted for 18% of our total net revenues, Raytheon Company accounted for 13% of our total net revenues, and Northrop Grumman Corporation accounted for 12% of our total net revenues. In fiscal 2013, Lockheed Martin Corporation accounted for 17% of our total net revenues, Raytheon Company accounted for 10% of our total net revenues, and Northrop Grumman Corporation accounted for 11% of our total net revenues. In fiscal 2012, Raytheon Company accounted for 23% of our total net revenues, Northrop Grumman Corporation accounted for 18% of our total net revenues and Lockheed Martin Corporation accounted for 15% of our total net revenues. The defense market is highly acquisitive, which could lead to further concentration in our largest customers. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 53%, 38% and 57% of our total net revenues for fiscal 2014, 2013, and 2012, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. For the fiscal years ended June 30, 2014, 2013 and 2012, the Aegis program individually comprised 15%, 10% and 12% of the Company's revenues, respectively. Loss of a significant radar program could adversely affect our results of operations.
Going forward, we believe the SEWIP program and the Patriot missile defense program could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. In addition, as we shift our business mix toward more services-led engagements with legacy product revenues becoming a lesser amount of our total revenues, we could experience downward pressure on margins and reduced profitability. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings, and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. In addition to adapting to rapidly changing technology, we must also develop a reputation as a best-of-breed technology provider. Competitors may be perceived in the market as being providers of open-source architectures versus Mercury as a closed-architecture company. Perceptions of Mercury as a high-cost provider, or as having stale technology could cause us to lose existing customers or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers. With the reduction in force in our engineering group during fiscal 2013 as part of our cost containment efforts, we have fewer engineering resources to deliver advanced, subsystem level products to satisfy our customers' demanding expectations.
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
Growing our business, in particular through providing services and products such as sophisticated application ready subsystems for major defense programs like Patriot, SEWIP and Aegis, could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing quality services for systems level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a systems level could result in lost opportunities and revenues.
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
We market and sell products in international markets, and have established offices and subsidiaries in Europe and Japan. Revenues from international operations accounted for 4%, 6% and 4% of our total net revenues in fiscal 2014, 2013 and 2012, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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
High quarterly book-ship ratios may pressure inventory and cash flow management, necessitating increased inventory balances to ensure quarterly revenue attainment. Increased inventory balances tie up additional capital, limiting our operational flexibility. Some of our customers may have become conditioned to wait until the end of a quarter to place orders in the expectation of receiving a discount. Customers conditioned to seek quarter-end discounts increase risk and uncertainty in our financial forecasting and decrease our margins and profitability.
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
We may be unable to deliver subsystem level products and related services on time and on budget with our limited engineering resources. Without sufficient resources in hardware, software, and mechanical engineering and quality assurance we may be unable to adequately scale our business and deliver the subsystem solutions that our customers expect. We must also develop new engineering talent in our engineering base to contain high engineering costs to alleviate pressures on our margins and price points.
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

If we suffer any data breaches involving the designs, schematics or source code for our products or other sensitive information, our business and financial results could be adversely affected. In addition, we may need to invest in new information technology systems and infrastructure to scale our operations.
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
In addition, we may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future business acquisitions. Our older information technology systems and infrastructure could create product development or production work stoppages, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology systems and infrastructure may lead to operational inefficiencies and increased compliance costs and risks.
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
We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

•	further develop or enhance our customer base;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States and elsewhere;

•	hire, train and retain employees;

•	market our software solutions, services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth our significant properties as of June 30, 2014:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Chelmsford, MA	All (Corporate HQ)	185,327	Leased, expiring 2017, 2 buildings
Hudson, NH	MCE reportable segment	100,111	Leased, expiring 2024
Cypress, CA	MDS reportable segment	42,770	Leased, expiring 2021
Huntsville, AL	MCE reportable segment	25,137	Leased, expiring 2017
West Caldwell, NJ	MCE reportable segment	23,000	Leased, expiring 2019
Manteca, CA	MCE reportable segment	20,750	Leased, expiring 2015
The company actively manages its facilities and is in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2014 or 2015. In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note L to the consolidated financial statements.

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
Mark Aslett, age 46, joined Mercury in 2007 and has served as the President and Chief Executive Officer since that date, and served as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications—North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.
Kevin M. Bisson, age 53, joined Mercury in 2012 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining Mercury, Mr. Bisson had been Chief Financial Officer, Treasurer, Secretary, and Senior Vice President, Finance and Administration, at SeaChange International, Inc., a publicly-traded global multi-screen video software company. Mr. Bisson worked at SeaChange from March 2006 until January 2012. Prior to joining SeaChange, Mr. Bisson served from May 2003 until March 2006 as the Senior Vice President and Chief Financial Officer of American Superconductor Corporation, a publicly-traded energy technologies company. Mr. Bisson served from 2000 to 2003 as Vice President, Controller, and Treasurer for Axcelis Technologies, Inc., a publicly-traded semiconductor equipment manufacturing company. Prior to joining Axcelis Technologies, Mr. Bisson served for ten years in a number of financial capacities with United Technologies Corporation. Mr. Bisson is a CPA.
Gerald M. Haines II, age 51, joined Mercury in 2010 as Senior Vice President, Corporate Development, Chief Legal Officer, and Secretary. Prior to joining Mercury, from January 2008 to June 2010, Mr. Haines was Executive Vice President, Chief Legal Officer and Secretary at Verenium Corporation, a publicly traded company engaged in the development and commercialization of cellulosic biofuels and high performance specialty enzymes. From September 2006 to December 2007, he was an advisor to early-stage companies on legal and business matters. From May 2001 to August 2006, Mr. Haines served as Executive Vice President of Strategic Affairs, Chief Legal Officer and Secretary of Enterasys Networks, Inc., a public network communications company that was taken private in March 2006 following a successful business restructuring and turnaround. Prior to Enterasys Networks, Mr. Haines served as Senior Vice President and General Counsel of Cabletron Systems, Inc., the predecessor of Enterasys Networks. Before Cabletron, he was Vice President and General Counsel of the largest manufacturer of oriented polypropylene packaging and labeling films in North America, and prior to that was in private practice as a corporate attorney in a large Boston law firm. Mr. Haines is admitted to practice in Massachusetts, Maine, and the Federal District of Massachusetts.
Charles A. Speicher, age 55, joined Mercury in 2010 as Vice President, Controller, and Chief Accounting Officer. Prior to joining Mercury, Mr. Speicher held various positions at Virtusa Corporation, a publicly-traded global IT services company, including Vice President of Global Accounting Operations and Corporate Controller from 2001 to 2009. Mr. Speicher was Corporate Controller at Cerulean Technologies Inc., a private software product company, from 1996 to 2000 prior to its sale to Aether Systems Inc. where he served as Division Controller of Aether Mobile Government from 2000 to 2001. Prior to joining Cerulean Technology, Mr. Speicher held positions with Wyman-Gordon Company, Wang Laboratories and Arthur Andersen & Company, LLP. Mr. Speicher is a CPA licensed in Massachusetts.
Didier M.C. Thibaud, age 53, joined Mercury in 1995, and has served as President of our Mercury Commercial Electronics business unit since 2012. Prior to that, he was President of our Advanced Computing Solutions business unit since 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2014 Fourth quarter	$14.40	$11.09
Third quarter	$13.40	$10.25
Second quarter	$11.22	$8.42
First quarter	$10.47	$8.48
2013 Fourth quarter	$9.67	$7.13
Third quarter	$9.49	$6.76
Second quarter	$10.49	$7.50
First quarter	$13.02	$8.51
As of July 31, 2014, we had approximately 5,513 shareholders including record and nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
During fiscal 2014, we had no active net share settlement plans.
Share Repurchase Plans
During fiscal 2014, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Net revenues	$208,729	$194,231	$237,070	$228,710	$199,830
(Loss) income from operations	$(7,405)	$(24,810)	$29,655	$24,985	$17,313
(Loss) income from continuing operations	$(4,072)	$(13,782)	$22,323	$18,442	$28,069
Adjusted EBITDA(1)	$23,522	$9,940	$47,994	$40,883	$29,856
Net (loss) earnings per share from continuing operations:
Basic	$(0.13)	$(0.46)	$0.76	$0.73	$1.25
Diluted	$(0.13)	$(0.46)	$0.74	$0.71	$1.22

	As of June 30,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Working capital	$127,375	$115,483	$170,761	$203,978	$111,249
Total assets	$373,712	$374,431	$385,606	$355,562	$224,338
Long-term obligations	$13,635	$15,112	$15,560	$17,920	$10,621
Total shareholders’ equity	$327,147	$328,501	$333,104	$301,436	$179,112

(1)
In our periodic communications, we discuss a key measure that is not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA. Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining components of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions, divestitures and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW
Mercury Systems provides commercially developed, specialized processing subsystems and services for critical commercial, defense, and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator and Reaper. Our organizational structure allows the Company to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. Mercury Systems operates across a broad spectrum of defense programs and, effective for fiscal 2015, we deliver our solutions and services via two business units: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. In the fourth quarter of fiscal 2014, we initiated a plan to divest our Mercury Intelligence Systems business unit. Consequently, its operating results are included in discontinued operations for all periods presented (see Note C to the consolidated financial statements).
As of June 30, 2014, we had 632 employees. Our revenue, (loss) from continuing operations and adjusted EBITDA for fiscal 2014 were $208.7 million, $(4.1) million, and $23.5 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our (loss) income from continuing operations to adjusted EBITDA.
Our operations are organized in the following two reportable segments: (i) Mercury Commercial Electronics ("MCE") and (ii) Mercury Defense Systems ("MDS").
Mercury Commercial Electronics, or MCE, provides affordable, innovative, commercially designed and developed, specialized processing subsystems for critical commercial, defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our prime defense contractor customers. Our technologies and capabilities include embedded processing modules and subsystems, RF and microwave multi-function assemblies as well as subsystems, and RF and microwave components.
MCE utilizes leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include signal, sensor and image processing; all of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military as well as some commercial applications. In addition, MCE designs and builds RF and microwave components and subsystems to meet the needs of the EW, SIGINT and other high bandwidth communications requirements and applications.
In fiscal 2014, MCE accounted for 84% of our total net revenues.
Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and signals intelligence ("SIGINT") and electro-optical/infrared (EO/IR) technologies. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from our MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
In fiscal 2014, MDS accounted for 16% of our total net revenues.
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
BUSINESS DEVELOPMENTS:
FISCAL 2014
During fiscal 2014, we moved into our new manufacturing facility in Hudson, New Hampshire that will provide a platform for continued growth in our RF and microwave product lines. During the year, we consolidated four facilities into the new plant and installed integrated business systems that will allow us to scale our RF and microwave capabilities both organically and through merger and acquisition activities.

In fiscal 2014, we announced a restructuring plan ("2014 Plan") that was implemented as part of the final phase of integration activities relating to our recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative and manufacturing functions using common information systems and processes and rebalancing of research and development investments. The restructuring plan included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, we closed four facilities relocating all related activities to the Company's Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. During the fourth quarter of fiscal 2014, we also consolidated facilities at our corporate headquarters. These restructuring expenses associated with our fiscal 2014 integration plan amounted to $5.4 million and affected both the MCE and MDS reportable segments. Future restructuring expenses associated with the integration plan are expected to be approximately $3.1 million, which are anticipated to be completed by the end of the second quarter of fiscal 2015.
FISCAL 2013
During the first quarter of fiscal 2013, we announced a restructuring plan ("Q1 2013 Plan") impacting primarily the MCE business segment as a result of a significant decline in bookings and revenue. The plan consisted of the elimination of 142 positions primarily in engineering and support staff areas. Additionally, during the fourth quarter of fiscal 2013, as a result of the first phase of integration activities surrounding our recent acquisitions, we initiated a restructuring plan ("Q4 2013 Plan") that included the sale of our Hudson, New Hampshire facility and the elimination of 17 positions primarily in operations. We incurred restructuring charges of $7.1 million for the fiscal year ended June 30, 2013.
In fiscal 2013, we acquired Micronetics Inc., a leading designer and manufacturer of microwave and RF subsystems and components for defense and commercial customers. Revenue and net loss from continuing operations of Micronetics included in our consolidated statements of operations for fiscal 2013 were $35.5 million and $(3.8) million, respectively.
FISCAL 2012
On December 30, 2011, we acquired KOR Electronics. Based in Cypress, California, KOR Electronics designs and develops DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense applications.  The amount of revenue and net income of KOR Electronics included in our consolidated statements of operations for fiscal 2012 were $11.9 million and $2.3 million, respectively.
In fiscal 2012, we concluded the financial targets which underlie the $5.0 million earn-out related to the LNX acquisition would not be achieved. During the fourth quarter of fiscal 2012, we did not receive a purchase order for long lead-time materials associated with the JCREW counter IED program. This timing issue, in itself, triggered a reversal of the earn-out (see Note D to the consolidated financial statements). This reversal of the earn-out was recorded as an offset to operating expenses.
In fiscal 2012, we announced a restructuring plan (“2012 Plan”) affecting both the MCE and MDS reportable segments. The 2012 Plan primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at our Huntsville, Alabama site.

RESULTS OF OPERATIONS:
FISCAL 2014 VS. FISCAL 2013
The following tables set forth, for the periods indicated, financial data from the consolidated statements of operations:

(In thousands)	Fiscal 2014	As a % of Total Net Revenue	Fiscal 2013	As a % of Total Net Revenue
Net revenues	$208,729	100.0%	$194,231	100.0%
Cost of revenues	113,985	54.6	116,073	59.8
Gross margin	94,744	45.4	78,158	40.2
Operating expenses:
Selling, general and administrative	53,685	25.7	54,764	28.2
Research and development	35,693	17.1	32,604	16.8
Amortization of intangible assets	7,328	3.5	8,222	4.2
Restructuring and other charges	5,443	2.6	7,060	3.6
Acquisition costs and other related expenses	—	—	318	0.2
Total operating expenses	102,149	48.9	102,968	53.0
Loss from operations	(7,405)	(3.5)	(24,810)	(12.8)
Other income, net	1,492	0.7	527	0.3
Loss from continuing operations before income taxes	(5,913)	(2.8)	(24,283)	(12.5)
Tax benefit	(1,841)	(0.8)	(10,501)	(5.4)
Loss from continuing operations	(4,072)	(2.0)	(13,782)	(7.1)
(Loss) income from discontinued operations, net of taxes	(7,353)	(3.5)	574	0.3
Net loss	$(11,425)	(5.5)%	$(13,208)	(6.8)%
REVENUES

(In thousands)	Fiscal 2014	As a % of Total Net Revenue	Fiscal 2013	As a % of Total Net Revenue	$ Change	% Change
MCE	$175,766	84%	$152,606	79%	$23,160	15%
MDS	34,217	16%	41,491	21%	(7,274)	(18)%
Eliminations	(1,254)	—	134	—	(1,388)	(1,036)%
Total revenues	$208,729	100%	$194,231	100%	$14,498	7%

Total revenues increased $14.5 million, or 7%, to $208.7 million during fiscal 2014 compared to $194.2 million during fiscal 2013. The increase was driven by higher defense revenues of $16.9 million, partially offset by lower commercial sales of $2.4 million. The increase in total revenues is primarily attributed to a recovery in our higher margin digital signal processing products within MCE, specifically increases in the Aegis, Patriot, and UAV related programs, partially offset by decreases in the SEWIP program as well as MDS's DRFM jammer and Gorgon Stare programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, decreased by $1.7 million to $51.3 million during fiscal 2014 compared to $53.0 million during fiscal 2013. The decrease was primarily driven by lower international revenues in the Asia Pacific region. International revenues represented 25% and 27% of total revenues during fiscal 2014 and 2013, respectively.
Net MCE revenues increased $23.2 million, or 15%, during fiscal 2014 compared to fiscal 2013. The increase in net MCE revenues was primarily driven by higher net defense revenues of $24.2 million, partially offset by lower commercial revenues of $2.4 million. The increase in net MCE defense revenues was driven by a recovery in our higher margin digital signal processing products, specifically increases in the Aegis, Patriot and UAV related programs, which were partially offset by decreases in the SEWIP and Navy Multiband Terminal ("NMT") programs. Defense revenue accounted for 90% of net MCE revenues during fiscal 2014 compared to 87% in fiscal 2013.

Net MDS revenues decreased $7.3 million, or 18%, during fiscal 2014 compared to fiscal 2013. This decrease was driven by the decreases in a DRFM jammer program and the Gorgon Stare program.
Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 45.4% for fiscal 2014, an increase of 520 basis points from the 40.2% gross margin achieved in fiscal 2013. The higher gross margin in fiscal 2014 was due to a more favorable product mix, primarily driven by a recovery in our higher margin digital signal processing products within MCE and facilities consolidations as part of our integration plan. In addition, fiscal 2013 included a $2.1 million non-recurring charge for a fair value adjustment from purchase accounting resulting from the Micronetics acquisition.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $1.1 million, or 2%, to $53.7 million during fiscal 2014 compared to $54.8 million during fiscal 2013. The overall decrease was primarily due to lower employee compensation expenses as a result of progress achieved on our plan of integrating and consolidating facilities, systems, and processes. Selling, general and administrative expenses decreased as a percentage of revenue to 25.7% during fiscal 2014 from 28.2% during fiscal 2013 due to higher revenues in fiscal 2014 and overall expense reductions, as compared to the comparable period in fiscal 2013.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $3.1 million, or 9.5%, to $35.7 million during fiscal 2014 compared to $32.6 million for fiscal 2013. The increase was primarily due to $0.8 million lower customer funded projects, $0.9 million higher prototype expenses, and $2.0 million increased employee compensation expenses, including stock compensation expense. Research and development expenses accounted for 17.1% and 16.8% of our revenues during fiscal 2014 and fiscal 2013, respectively. These increases were partially offset by lower depreciation expenses.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $0.9 million, or 11%, to $7.3 million during fiscal 2014 compared to $8.2 million for fiscal 2013, primarily due to a portion of the Micronetics related intangible assets being fully amortized during the first quarter of fiscal 2014.

RESTRUCTURING EXPENSE
Restructuring and other charges decreased 23%, or $1.6 million, to $5.4 million during fiscal 2014 compared to $7.1 million in fiscal 2013. The fiscal 2014 restructuring activities included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, we closed four facilities relocating all related activities to the Company's Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. We also completed the first phase of our Chelmsford, Massachusetts headquarters consolidation in the fourth quarter of fiscal 2014. Future restructuring expenses associated with the integration plan are expected to be approximately $3.1 million.We expect to realize approximately $16 million in annualized savings from the fiscal 2014 cost reduction activities, which are expected to be completed by the end of the second quarter of fiscal 2015.
The restructuring plans implemented during fiscal 2013 consisted of $5.5 million of involuntary separation costs related to the reduction in force which eliminated 159 positions, primarily from our engineering, administrative, and manufacturing functions, and $1.4 million in facility charges for our Hudson, New Hampshire, Huntsville, Alabama, and Ewing, New Jersey sites. Our fiscal 2013 restructuring plans were implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for defense budget sequestration. Additionally, fiscal 2013 activities were implemented as a result of integration efforts of recent acquisitions and the planned consolidation of our manufacturing facilities in Salem, New Hampshire and Hudson, New Hampshire.
OTHER INCOME
Other income increased $1.0 million to $1.5 million during fiscal 2014 compared to $0.5 million in fiscal 2013. The increase was a result of foreign currency exchange gains during fiscal 2014 compared to losses during fiscal 2013 primarily driven by changes in the Japanese yen versus the U.S. dollar. Other income included $1.2 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts during fiscal 2014 and 2013. Interest income and interest expense for fiscal years 2014 and 2013 were de minimis.

INCOME TAXES
We recorded an income tax benefit of $1.8 million in fiscal 2014 compared to an income tax benefit of $10.5 million in fiscal 2013. The effective tax rates for fiscal 2014 and fiscal 2013 were 31.1% and 43.2%, respectively.
Our effective tax rate for fiscal 2014 differed from the federal statutory rate primarily due to non-deductible equity compensation, partially offset by benefits related to research and development tax credits, domestic manufacturing deductions and foreign tax credits.
The difference in the effective tax rates is mainly driven by fiscal 2014 including only six-months of federal research and development tax credits compared to 18 months in fiscal 2013 due to the timing of the tax credit extension and lower non-deductible stock compensation in fiscal 2013.
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $7.4 million in fiscal 2014 compared to income from discontinued operations of $0.5 million in fiscal 2013. The loss from discontinued operations in fiscal 2014 includes a $6.7 million impairment of goodwill in our MIS business.
SEGMENT OPERATING RESULTS
Adjusted EBITDA, the non-GAAP profitability measure for our segment reporting, is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We utilize the adjusted EBITDA financial measure to assist in providing a more complete understanding of our underlying operational measures in order to manage the business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals.
Adjusted EBITDA for MCE increased $15.7 million to $18.5 million during fiscal 2014, as compared to $2.8 million during fiscal 2013. The increase in adjusted EBITDA was primarily driven by higher revenues and higher gross margins due to favorable product revenue mix. MCE generated $184.8 million in revenues including intersegment revenues in fiscal 2014 compared to $166.3 million in fiscal 2013. This increase in revenues was coupled with higher margins driven by the recovery of our higher margin digital signal processing products.
Adjusted EBITDA for MDS decreased by $1.4 million during fiscal 2014 to $5.7 million, as compared to $7.1 million in fiscal 2013. The decrease is primarily driven by lower MDS revenues including intersegment revenues in fiscal 2014 of $34.2 million as compared to $41.5 million in fiscal 2013.
See Note Q to our consolidated financial statements for more information regarding our operating segments as well as the Company's reconciliations of loss from continuing operations to its adjusted EBITDA.

FISCAL 2013 VS. FISCAL 2012
The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2013	As a % of Total Net Revenue	Fiscal 2012	As a % of Total Net Revenue
Net revenues	$194,231	100.0%	$237,070	100.0%
Cost of revenues	116,073	59.8	103,262	43.6
Gross margin	78,158	40.2	133,808	56.4
Operating expenses:
Selling, general and administrative	54,764	28.2	55,625	23.5
Research and development	32,604	16.8	45,984	19.4
Amortization of intangible assets	8,222	4.2	3,551	1.4
Restructuring and other charges	7,060	3.6	2,712	1.1
Acquisition costs and other related expenses	318	0.2	1,219	0.5
Change in the fair value of the liability related to the LNX earn-out	—	—	(4,938)	(2.0)
Total operating expenses	102,968	53.0	104,153	43.9
(Loss) income from operations	(24,810)	(12.8)	29,655	12.5
Other income, net	527	0.3	1,659	0.7
(Loss) income from continuing operations before tax (benefit) provision	(24,283)	(12.5)	31,314	13.2
Tax (benefit) provision	(10,501)	(5.4)	8,991	3.8
(Loss) income from continuing operations	(13,782)	(7.1)	22,323	9.4
Income from discontinued operations, net of taxes	574	0.3	296	0.1
Net (loss) income	$(13,208)	(6.8)%	$22,619	9.5%
REVENUES

(In thousands)	Fiscal 2013	As a % of Total Net Revenue	Fiscal 2012	As a % of Total Net Revenue	$ Change	% Change
MCE	$152,606	79%	$203,979	86%	$(51,373)	(25)%
MDS	41,491	21%	32,731	14%	8,760	27%
Eliminations	134	—	360	—	(226)	(63)%
Total revenues	$194,231	100%	$237,070	100%	$(42,839)	(18)%

Total revenues decreased $42.8 million, or 18%, to $194.2 million during fiscal 2013 compared to $237.1 million during fiscal 2012. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, decreased by $2.2 million to $41.5 million during fiscal 2013 compared to $43.7 million during fiscal 2012. International revenues represented 21% of total revenues during fiscal 2013 and 18% of total revenue during fiscal 2012.
Net MCE revenues decreased $51.4 million, or 25%, to $152.6 million during fiscal 2013 compared to $204.0 million in fiscal 2012. The decrease in net MCE revenues was primarily driven by lower net defense revenues of $56.2 million driven by a decline in our digital signal processing product revenue. These declines were net of an offset of $35.5 million of revenues contributed by Micronetics. The decreases in net MCE revenues were attributable to decreases in Joint Strike Fighter ("JSF"), Patriot, Aegis and UAV related programs. This decrease was partially offset by higher commercial revenues of $4.8 million. Defense revenue accounted for 87% of net MCE revenues during fiscal 2013 compared to 93% in fiscal 2012.
Net MDS revenues increased $8.8 million, or 27%, to $41.5 million during fiscal 2013 compared to $32.7 million in fiscal 2012. This increase was driven by the inclusion of a full year of revenues contributed as part of the KOR acquisition, as compared to six months of revenues in fiscal 2012. This increase was partially offset by lower revenues from the Gorgon Stare program.

Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 40.2% for fiscal 2013, a decrease of 1620 basis points, from the 56.4% gross margin achieved in fiscal 2012. The decrease in gross margin was primarily driven by sharp revenue declines in our higher margin MCE digital signal processing product line coupled with inclusion of revenues from Micronetics and MDS which carry comparatively lower margins.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $0.8 million, or 1.5%, to $54.8 million during fiscal 2013 compared to $55.6 million during fiscal 2012. The overall decrease was primarily due to decreases in compensation expenses from cost reduction initiatives as a result of our 2012 and 2013 restructuring plans which occurred in the fourth quarter of fiscal 2012, and the first and fourth quarters of fiscal 2013. These reductions were partially offset by increased employee compensation expenses from the Micronetics and KOR acquisitions. Selling, general and administrative expenses increased as a percentage of revenues to 28.2% during fiscal 2013 from 23.5% during fiscal 2012 due to lower revenue.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $13.4 million, or 29%, to $32.6 million during fiscal 2013 compared to $46.0 million for fiscal 2012. The decrease was primarily due to a $10.2 million decrease in compensation expense from cost reduction initiatives as a result of our 2012 and 2013 restructuring plans which occurred in the fourth quarter of fiscal 2012, the first quarter of fiscal 2013 and the fourth quarter of fiscal 2013, and a $4.2 million decrease in prototype material. These decreases were slightly offset by increased compensation expenses from the Micronetics acquisition. Research and development expenses accounted for 16.8% and 19.4% of our revenues during fiscal 2013 and fiscal 2012, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $4.7 million to $8.2 million during fiscal 2013 compared to $3.5 million for fiscal 2012, primarily due to amortization of intangible assets from the Micronetics acquisition completed in August 2012 and the KOR acquisition completed in December 2011.
RESTRUCTURING EXPENSE
There was $7.1 million of restructuring expense recorded in fiscal 2013 as compared to $2.7 million in fiscal 2012. The restructuring plans implemented in the first and fourth quarters of fiscal 2013 included of $5.5 million of involuntary separation costs related to the reduction in force which eliminated 159 positions, primarily from our engineering, administrative, and manufacturing functions, and $1.4 million in facility charges for our Hudson, New Hampshire, Huntsville, Alabama, and Ewing, New Jersey sites. Our 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for defense budget sequestration. The plans were also implemented as a result of integration efforts of recent acquisitions and the planned consolidation of our manufacturing facilities in Salem, New Hampshire and Hudson, New Hampshire.
The restructuring plan implemented in fiscal 2012 primarily consisted of involuntary separation costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions; and facility costs related to outsourcing of certain manufacturing activities at our Huntsville, Alabama site.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.3 million of acquisition costs and other related expenses during fiscal 2013, in connection with the acquisition of Micronetics, as compared to $1.2 million during fiscal 2012, in connection with the Micronetics and KOR acquisitions.
OTHER INCOME, NET
Other income decreased $1.1 million to $0.5 million during fiscal 2013 compared to $1.7 million in fiscal 2012. Other income in fiscal 2013 primarily consisted of $1.2 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts and was partially offset by $0.9 million of net foreign currency exchange losses.
Interest income and interest expense for fiscal years 2013 and 2012 were de minimis.

INCOME TAXES
We recorded an income tax benefit of $10.5 million in fiscal 2013 compared to an income tax provision of $9.0 million in fiscal 2012. The effective tax rates for fiscal 2013 and fiscal 2012 were 43.2% and 28.8%, respectively.
The difference in the effective tax rates in fiscal 2013 compared to fiscal 2012 is mainly driven by the change in the fair value of the liability related to the LNX earn-out of $4.9 million offset by $1.2 million of acquisition costs, both of which occurred in fiscal 2012 and were not subject to tax. The fiscal 2012 rate was also impacted by six-months of federal research and development tax credits compared to 18 months in fiscal 2013 due to the timing of the tax credit extension.
DISCONTINUED OPERATIONS
Income from discontinued operations, net of taxes, was $0.5 million in fiscal 2013 compared to $0.3 million in fiscal 2012. The increase in income from discontinued operations is attributable to the inclusion of a full year's results of our MIS business in fiscal 2013 versus six months in fiscal 2012.
SEGMENT OPERATING RESULTS
Adjusted EBITDA for MCE decreased $37.7 million to $2.8 million during fiscal 2013, as compared to $40.5 million during fiscal 2012. The decrease in adjusted EBITDA was primarily driven by lower revenues and lower gross margins based on unfavorable product revenue mix. MCE generated $166.3 million in revenues including intersegment revenues in fiscal 2013 compared to $216.5 million in fiscal 2012. This decrease in revenues was partially offset by lower operating expenses as a result of our fiscal 2013 cost saving initiatives, including the reductions in force which eliminated 159 positions. Overall, operating expenses increased as a percent of revenue due to the decline in revenues.
Adjusted EBITDA for MDS decreased by $0.2 million during fiscal 2013 to $7.1 million, as compared to $7.3 million in fiscal 2012. The fiscal 2013 decrease in adjusted EBITDA was primarily due to incurring a full year of MDS operating expenses in fiscal 2013 compared to six months of operating expenses in fiscal 2012 based on the timing of the KOR acquisition.
See Note Q to our consolidated financial statements for more information regarding our operating segments as well as the Company's reconciliations of earnings (loss) from continuing operations to its adjusted EBITDA.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal 2014, our primary source of liquidity came from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.
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
Upon the expiration of the 2011 shelf registration statement in mid-August 2014, we plan to file a new $500 million shelf registration statement to replace our existing one.
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
As of June 30, 2014, there was $75.8 million of borrowing capacity available based on our consolidated EBITDA for the trailing four quarters ended June 30, 2014. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $4.1 million. We were in compliance with all covenants and conditions under the Credit Agreement.
CASH FLOWS

(In thousands) As of and for the fiscal year ended	June 30, 2014	June 30, 2013	June 30, 2012
Net cash provided by (used in) operating activities	$14,241	$(1,871)	$31,869
Net cash used in investing activities	$(6,720)	$(71,091)	$(80,802)
Net cash provided by (used in) financing activities	$742	$(3,669)	$1,975
Net increase (decrease) in cash and cash equivalents	$8,161	$(76,838)	$(46,911)
Cash and cash equivalents at end of year	$47,287	$39,126	$115,964
Our cash and cash equivalents increased by $8.2 million during fiscal 2014 primarily as a result of $14.2 million in cash generated by operating activities, partially offset by $6.7 million in purchases of property and equipment.
Operating Activities
During fiscal 2014, we generated $14.2 million in cash from operating activities, an increase of $16.1 million when compared to $1.9 million in cash used in operating activities in fiscal 2013. The increase in cash generated by operating activities was primarily a result of $1.8 million of lower comparable net loss, a $14.3 million decrease in cash used for payables and accrued expenses, a $6.7 million increase in non-cash activity from the impairment of goodwill associated with the MIS discontinued operations, $4.6 million generated from the lower deferred income taxes, and $5.4 million in lower inventory purchases. The increase in cash generated from operating activities was partially offset by timing of accounts receivable collections of $17.2 million. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
During fiscal 2013, we used $1.9 million in cash for operating activities, a decrease of $33.8 million when compared to $31.9 million in cash generated from operating activities in fiscal 2012. The decline in cash generated by operating activities was primarily a result of lower comparable net income of $35.8 million and a $12.0 million increase in cash used for payables and accrued expenses. These increases in the use of cash were partially offset by $2.0 million in lower accounts receivable, $7.7 million in lower inventory purchases and $5.6 million generated from higher depreciation and amortization.

Investing Activities
During fiscal 2014, we used cash of $6.7 million in investing activities compared to $71.1 million used during fiscal 2013. The $64.4 million decrease in cash used in investing activities was primarily driven by $67.7 million used for the Micronetics acquisition in fiscal 2013, partially offset by increased capital expenditures of $2.8 million in fiscal 2014.
During fiscal 2013, we used cash of $71.1 million in investing activities compared to $80.8 million used during fiscal 2012. The $9.7 million decrease in cash used in investing activities was primarily driven by $3.3 million of less cash spent on acquisitions and $5.5 million of lower purchases of property and equipment.
Financing Activities
During fiscal 2014, we generated $0.7 million from financing activities compared to $3.7 million cash used in financing activities during fiscal 2013. The $4.4 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition, partially offset by the release of $3.0 million of restricted cash both of which occurred during fiscal 2013.
During fiscal 2013, $3.7 million of cash was used in financing activities compared to $2.0 million generated from financing activities during fiscal 2012. The $5.7 million change in cash from financing activities was primarily due to a $6.6 million payment to settle debt acquired as part of the Micronetics acquisition during fiscal 2013.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2014:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$25,275	$4,649	$8,809	$3,833	$7,984
Purchase obligations	$25,964	25,964	—	—	—
Capital lease obligations	$256	256	—	—	—
	$51,495	$30,869	$8,809	$3,833	$7,984
We have a liability at June 30, 2014 of $3.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $26.0 million at June 30, 2014.
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
RELATED PARTY TRANSACTIONS
During fiscal 2014 and 2013, we did not engage in any related party transactions.

NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA and free cash flow.
Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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

The following table reconciles our (loss) income from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2014	2013	2012
(Loss) income from continuing operations	$(4,072)	$(13,782)	$22,323
Interest expense, net	40	31	27
Tax (benefit) expense	(1,841)	(10,501)	8,991
Depreciation	7,625	8,445	7,837
Amortization of acquired intangible assets	7,328	8,222	3,551
Restructuring and other charges	5,443	7,060	2,712
Acquisition costs and other related expenses	—	318	1,219
Fair value adjustments related to purchase accounting items	—	2,293	(5,238)
Stock-based compensation cost	8,999	7,854	6,572
Adjusted EBITDA	$23,522	$9,940	$47,994
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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended June 30,
(In thousands)	2014	2013	2012
Cash provided by (used in) operating activities	$14,241	$(1,871)	$31,869
Purchases of property and equipment	(6,701)	(3,880)	(9,427)
Free cash flow	$7,540	$(5,751)	$22,442
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
REVENUE RECOGNITION
We recognize revenue using three different types of accounting methods: ship and bill, multiple-deliverable arrangements and contract accounting which encompass the percentage of completion, completed contract and time and materials methods. Ship and bill revenues, multiple-deliverable arrangements and contract accounting revenues totaled 35%, 37%, and 28% of total Company revenues in fiscal 2014, respectively. Revenue from system sales is recognized upon shipment utilizing the ship and bill method provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. For multiple-deliverable revenue arrangements that may include a combination of hardware components, related integration or other services, we allocate revenue to each deliverable based on its relative selling price. We generally determine relative selling price using best estimate of the selling price (“BESP”). Each deliverable within our multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the item is sold separately by us or another vendor or if the item could be resold by the customer. Of our multiple-deliverable revenue arrangements, approximately 50% typically ship complete within the same quarter.
We also have long term production type contracts that are fixed-price for which we apply the percentage-of-completion method for revenue recognition. Application of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters and estimated cost at completion. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or canceled. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs.
For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. In fiscal 2014, we recognized approximately $0.4 million on these contracts when the losses became known and estimable. We do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment. Our payment terms generally range from 30 to 90 days from invoice date based on the nature of the contracts, customers' geographic locations and customer type.
We define service revenues as revenue from activities that are not associated with the design, development, production, or delivery of tangible assets, software or specific capabilities sold by us. Examples of our service revenues include: analyst services and systems engineering support, consulting, maintenance and other support, testing and installation. We combine our product and service revenues into a single class as services revenues do not exceed 10 percent of total revenues.
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
GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS
We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level. Goodwill impairment guidance provides entities an option to perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires significant judgments by management about macro-economic conditions including the entity's operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could impact the reporting unit. If we conclude that further testing is required, the impairment test involves a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit's goodwill to the carrying amount of the goodwill. The Company estimates the fair value of its reporting units using the income approach based upon a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions of the income approach. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.
As part of our annual goodwill impairment testing performed on May 31, 2014, we utilized the income approach to determine the fair value of each reporting unit, including MCE, MDS and MIS. Our expected future cash flows based on our January 1, 2014 mid-year forecasts indicated material changes for our MIS reporting unit. Therefore, we used contemporaneous forecasts in order to evaluate each reporting unit. As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rate for MCE, MDS, and MIS were 11.5%, 13.5%, and 13%, respectively. The annual testing indicated that the fair values of our MCE and MDS significantly exceeding their carrying values, and thus no further testing was required. However, the MIS reporting unit fair value did not exceed its carrying value, indicating an impairment and hence step two procedures were performed. The results of step two determined a goodwill impairment of $6.8 million which is included in discontinued operations for our consolidated financial statements, excluding the statements of shareholders' equity and cash flows (see Note C for discontinued operations).
We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. During the fourth quarter of fiscal 2014, we incurred a triggering event as a result of the contemporaneous forecast updates for the MIS business unit. As a result, we discontinued operations for the MIS business unit. Testing of the valuation of long-lived assets of the MIS asset group indicated no impairment, as the estimated undiscounted cash flows of the MIS asset group, less estimated costs to sell, significantly exceeded its carrying value.
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
In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment.  We record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If it becomes more likely than not that a tax asset will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary.
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
In April 2014, the FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), an amendment of the FASB Accounting Standards Codification. The ASU clarifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Additionally, the amendments in this ASU require expanded disclosure for discontinued operations to provide users with more information about the assets, liabilities, revenues, and expenses. The ASU is effective for us on July 1, 2015, including interim periods within that reporting period and we have not elected to early adopt the guidance. This guidance is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
Our exposure to interest rate risk is related primarily to our investment portfolio and our line of credit. Our investment portfolio includes money market funds from high quality U.S. government issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer. Our line of credit was unused at June 30, 2014.

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
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. We also have audited Mercury Systems, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Systems, Inc.’s management is responsible for these consolidated financial statements and financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Systems, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Boston, Massachusetts
August 14, 2014

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$47,287	$39,126
Accounts receivable, net of allowance for doubtful accounts of $34 and $33 at June 30, 2014 and 2013, respectively	37,625	29,229
Unbilled receivables and costs in excess of billings	22,036	17,266
Inventory	31,655	37,432
Deferred income taxes	15,216	11,534
Prepaid income taxes	1,481	2,369
Prepaid expenses and other current assets	3,631	7,326
Current assets of discontinued operations	1,374	2,019
Total current assets	160,305	146,301
Restricted cash	265	546
Property and equipment, net	14,144	14,462
Goodwill	168,146	167,551
Intangible assets, net	25,006	32,308
Other non-current assets	987	1,158
Non-current assets of discontinued operations	4,859	12,105
Total assets	$373,712	$374,431
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,054	$4,773
Accrued expenses	8,377	7,115
Accrued compensation	9,983	11,488
Deferred revenues and customer advances	5,898	5,788
Current liabilities of discontinued operations	1,618	1,654
Total current liabilities	32,930	30,818
Deferred gain on sale-leaseback	2,086	3,242
Deferred income taxes	5,911	6,652
Income taxes payable	3,154	2,880
Other non-current liabilities	1,666	1,269
Non-current liabilities of discontinued operations	818	1,069
Total liabilities	46,565	45,930
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 31,284,273 and 30,381,254 shares issued and outstanding at June 30, 2014 and 2013 respectively	312	304
Additional paid-in capital	241,725	231,711
Retained earnings	84,099	95,524
Accumulated other comprehensive income	1,011	962
Total shareholders’ equity	327,147	328,501
Total liabilities and shareholders’ equity	$373,712	$374,431
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Years Ended June 30,
	2014	2013	2012
Net revenues	$208,729	$194,231	$237,070
Cost of revenues	113,985	116,073	103,262
Gross margin	94,744	78,158	133,808
Operating expenses:
Selling, general and administrative	53,685	54,764	55,625
Research and development	35,693	32,604	45,984
Amortization of intangible assets	7,328	8,222	3,551
Restructuring and other charges	5,443	7,060	2,712
Acquisition costs and other related expenses	—	318	1,219
Change in the fair value of the liability related to the LNX earn-out	—	—	(4,938)
Total operating expenses	102,149	102,968	104,153
(Loss) income from operations	(7,405)	(24,810)	29,655
Interest income	9	7	13
Interest expense	(49)	(38)	(40)
Other income, net	1,532	558	1,686
(Loss) income from continuing operations before income taxes	(5,913)	(24,283)	31,314
Tax (benefit) provision	(1,841)	(10,501)	8,991
(Loss) income from continuing operations	$(4,072)	$(13,782)	$22,323
(Loss) income from discontinued operations, net of income taxes	$(7,353)	$574	$296
Net (loss) income	$(11,425)	$(13,208)	$22,619

Basic net (loss) earnings per share:
(Loss) income from continuing operations	$(0.13)	$(0.46)	$0.76
(Loss) income from discontinued operations, net of income taxes	(0.24)	0.02	0.01
Net (loss) income	$(0.37)	$(0.44)	$0.77

Diluted net (loss) earnings per share:
(Loss) income from continuing operations	$(0.13)	$(0.46)	$0.74
(Loss) income from discontinued operations, net of income taxes	(0.24)	0.02	0.01
Net (loss) income	$(0.37)	$(0.44)	$0.75

Weighted-average shares outstanding:
Basic	31,000	30,128	29,477
Diluted	31,000	30,128	30,085

Comprehensive (loss) income:
Net (loss) income	$(11,425)	$(13,208)	$22,619
Foreign currency translation adjustments	65	(359)	53
Net unrealized (loss) gain on investments	(16)	15	(2)
Total comprehensive (loss) income	$(11,376)	$(13,552)	$22,670
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2014, 2013 and 2012
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2011	29,144	$291	$213,777	$86,113	$1,255	$301,436
Issuance of common stock under employee stock incentive plans	481	5	461	—	—	466
Issuance of common stock under employee stock purchase plan	104	1	1,164	—	—	1,165
Stock-based compensation	—	—	6,616	—	—	6,616
Tax benefit from employee stock plan awards	—	—	751	—	—	751
Net income	—	—	—	22,619	—	22,619
Net unrealized loss on securities	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	53	53
Balance at June 30, 2012	29,729	297	222,769	108,732	1,306	333,104
Issuance of common stock under employee stock incentive plans	548	6	430	—	—	436
Issuance of common stock under employee stock purchase plan	104	1	813	—	—	814
Stock-based compensation	—	—	7,940	—	—	7,940
Tax shortfall from employee stock plan awards	—	—	(754)	—	—	(754)
Net loss	—	—	—	(13,208)	—	(13,208)
Share-based business combination consideration	—	—	513	—	—	513
Net unrealized gain on investments	—	—	—	—	15	15
Foreign currency translation adjustments	—	—	—	—	(359)	(359)
Balance at June 30, 2013	30,381	304	231,711	95,524	962	328,501
Issuance of common stock under employee stock incentive plans	811	8	698	—	—	706
Issuance of common stock under employee stock purchase plan	92	—	778	—	—	778
Stock-based compensation	—	—	9,244	—	—	9,244
Tax shortfall from employee stock plan awards	—	—	(706)	—	—	(706)
Net loss	—	—	—	(11,425)	—	(11,425)
Net unrealized loss on investments	—	—	—	—	(16)	(16)
Foreign currency translation adjustments	—	—	—	—	65	65
Balance at June 30, 2014	31,284	$312	$241,725	$84,099	$1,011	$327,147

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(11,425)	$(13,208)	$22,619
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	15,608	17,209	11,658
Stock-based compensation expense	9,244	7,940	6,616
Deferred income taxes	(5,499)	(10,083)	(3,056)
Impairment of goodwill of discontinued operations	6,687	—	—
Excess tax benefit from stock-based compensation	(21)	(19)	(559)
Change in the fair value of the liability related to the LNX earn-out	—	—	(4,938)
Loss on sale of building	—	1,091	—
Other non-cash items	(619)	(757)	(555)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(12,428)	4,760	6,755
Inventory	5,818	453	(7,267)
Prepaid income taxes	887	3,197	3,514
Prepaid expenses and other current assets	3,728	(807)	(816)
Other non-current assets	1,006	1,055	646
Accounts payable and accrued expenses	1,163	(13,094)	(1,092)
Deferred revenues and customer advances	129	516	(1,850)
Income taxes payable	274	(422)	820
Other non-current liabilities	(311)	298	(626)
Net cash provided by (used in) operating activities	14,241	(1,871)	31,869
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(67,721)	(71,044)
Purchases of property and equipment	(6,701)	(3,880)	(9,427)
Proceeds from sale of building	—	775	—
Increase in other	(19)	(265)	(331)
Net cash used in investing activities	(6,720)	(71,091)	(80,802)
Cash flows from financing activities:
Proceeds from employee stock plans	1,484	1,251	1,631
Excess tax benefit from stock-based compensation	21	19	559
Payments of acquired debt	—	(6,575)	—
Payments of deferred financing and offering costs	—	(771)	(30)
Decrease in restricted cash	—	3,000	—
Payments of capital lease obligations	(763)	(593)	(185)
Net cash provided by (used in) financing activities	742	(3,669)	1,975
Effect of exchange rate changes on cash and cash equivalents	(102)	(207)	47
Net increase (decrease) in cash and cash equivalents	8,161	(76,838)	(46,911)
Cash and cash equivalents at beginning of year	39,126	115,964	162,875
Cash and cash equivalents at end of year	$47,287	$39,126	$115,964
Cash paid (received) during the period for:
Interest	$49	$39	$40
Income taxes	$3,192	$(3,313)	$8,686
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,904	$12,560	$8,367
Share-based business combination consideration	$—	$513	$—
Capital lease financings	$494	$249	$41
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) provides affordable, commercially developed, open sensor processing systems and services for critical commercial, defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator and Reaper.
The Company's goal is to grow and build on its position as a critical component of the defense industrial base and become the leading provider of open and affordable sensor processing systems. The Mercury Commercial Electronics (“MCE”) operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. The Mercury Defense Systems (“MDS”) operating segment provides deep domain expertise, pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems and significant capabilities in signals intelligence ("SIGINT") and electro-optical/infrared ("EO/IR") technologies.
During June 2014, the Company initiated a plan to divest the Mercury Intelligence Systems (“MIS”) operating segment, based on the Company's strategic direction and investment priorities focusing on its core business. As a result, the Company's MIS operating segment met the “held for sale” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of June 30, 2014 (see Note C to Consolidated Financial Statements). The consolidated financial statements, excluding the statements of shareholders' equity and cash flows, and the notes to the consolidated financial statements were restated for all periods presented to reflect the discontinuation of the MIS operating segment, in accordance with FASB ASC 205.
B. Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
BUSINESS COMBINATIONS
The Company utilizes the acquisition method of accounting under FASB ASC 805, Business Combinations, (“FASB ASC 805”), for all transactions and events which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and in establishing the acquisition date fair value as measurement date for all assets and liabilities assumed. The Company also utilizes FASB ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations.
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

Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. The Company records revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material at June 30, 2013 or 2014.
The Company defines service revenues as revenue from activities that are not associated with the design, development, production, or delivery of tangible assets, software or specific capabilities sold by us. Examples of the Company's service revenues include: analyst services and systems engineering support, consulting, maintenance and other support, testing and installation. The Company combines its product and service revenues into a single class as services revenues do not exceed 10 percent of total revenues.
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
CASH AND CASH EQUIVALENTS
Cash equivalents, consisting of highly liquid money market funds and U.S. government and U.S. government agency issues with original maturities of 90 days or less at the date of purchase, are carried at fair market value which approximates cost. The Company also has restricted cash which is classified as a non-current asset due to the length of the restriction.
RESTRICTED CASH
The Company had restricted cash balances of $265 and $546 as of June 30, 2014 and 2013, respectively. The balances are classified as restricted cash on the accompanying consolidated balance sheet and are reflected in non-current assets. The balances at June 30, 2014 and 2013 included restrictions related to certain contracts with foreign customers that require a certificate of deposit to be held at a commercial bank until performance of the contracts have been completed.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2014 and 2013, the Company had $47,287 and $39,126, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. At June 30, 2014, five customers accounted for 55% of the Company's receivables, unbilled receivables and costs in excess of billings. At June 30, 2013, five customers accounted for 42% of the Company’s receivables, unbilled receivables and costs in excess of billings.
INVENTORY
Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, the Company evaluates inventory for net realizable value. Once an item is written down, the value becomes the new inventory cost basis. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, product mix and possible alternative uses.
GOODWILL AND INTANGIBLE ASSETS
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
Under FASB ASC 350, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary.
Intangible assets result from the Company’s various business acquisitions (see Note I) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer relationships, trademarks, backlog, and non-compete agreements. Intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to seven years or over the period the economic benefits of the intangible asset are consumed.
LONG-LIVED ASSETS
Long-lived assets primarily include property and equipment and acquired intangible assets. The Company regularly evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with FASB ASC 360, Property, Plant, and Equipment (“FASB ASC 360”). The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.
PROPERTY AND EQUIPMENT
Property and equipment are the long-lived, physical assets of the Company acquired for use in the Company’s normal business operations and are not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the estimated useful lives of the assets using the straight-line method (see Note G).
As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with FASB ASC 350. During fiscal 2014, 2013 and 2012, the Company capitalized $362, $91 and $1,092 of software development costs.
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

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Beginning balance at July 1,	$2,522	$1,360	$894
Warranty assumed from Micronetics acquisition	—	245	—
Accruals for warranties issued during the period	1,951	4,592	2,445
Settlements made during the period	(2,395)	(3,675)	(1,979)
Ending balance at June 30,	$2,078	$2,522	$1,360
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
NET EARNINGS PER SHARE
Basic net earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. For all periods presented, income (loss) from continuing operations is the control number for determining whether securities are dilutive or not.
Basic and diluted weighted average shares outstanding were as follows:

	Years Ended June 30,
	2014	2013	2012
Basic weighted-average shares outstanding	31,000	30,128	29,477
Effect of dilutive equity instruments	—	—	608
Diluted weighted-average shares outstanding	31,000	30,128	30,085

Equity instruments to purchase 3,526, 4,077 and 1,244 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains on investments. The components of accumulated other comprehensive income were $1,011 and $962 of accumulated foreign currency translation adjustments at June 30, 2014 and 2013. There were no material accumulated net unrealized gains on investments at June 30, 2014 and 2013.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment of the FASB Accounting Standards Codification. The ASU requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist and certain criteria are met. The ASU is effective prospectively for annual reporting periods beginning after December 15, 2013. This guidance is not expected to have a material impact to the Company's consolidated financial statements.
In April 2014, the FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), an amendment of the FASB Accounting Standards Codification. The ASU clarifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Additionally, the amendments in this ASU require expanded disclosure for discontinued operations to provide users with more information about the assets, liabilities, revenues, and expenses. The ASU is effective for the Company on July 1, 2015, including interim periods within that reporting period and the Company has not elected to early adopt the guidance. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
C.Discontinued Operations
During the fourth quarter of fiscal 2014, the Company conducted a strategic review of the Mercury Intelligence Systems (“MIS”) business unit which encompassed an assessment of MIS' financial performance and contemporaneous future financial projections. The Company, with Board of Director's approval, concluded that a plan to divest the MIS business unit would be in the best interests of the Company and its shareholders.
The Company's MIS business unit met the "held for sale" criteria in accordance with FASB ASC 205. As the Company does not anticipate continuing involvement in the operations of MIS after its divestiture, the MIS operating results have been reported as a discontinued operation for all periods presented.
The classification as "held for sale" is considered a triggering event for impairment testing under FASB ASC 350 and FASB ASC 360. However, since the Company conducts its annual goodwill impairment testing in its fiscal fourth quarter, which coincided with the plan to divest the MIS business unit, the “held for sale” triggering event did not constitute a separate goodwill impairment test under FASB ASC 350 (see Note H). The triggering event, however, did require separate impairment testing of the MIS asset group’s long-lived assets under FASB ASC 360.
The annual goodwill impairment testing conducted in the fourth quarter of fiscal 2014 determined the MIS reporting unit's carrying value of goodwill exceeded its implied fair value, resulting in a $6,687 impairment charge. The impairment charge is reflected within discontinued operations of the Company's accompanying consolidated financial statements. The failure of the first step of the goodwill impairment test was driven by a decline in forecasted results of the MIS reporting unit. The fair value of the MIS reporting unit from the first step of the goodwill impairment test exceeded the fair value of the assets and liabilities of the MIS reporting unit, as determined by the second step of the goodwill impairment test. Testing of the valuation of long-lived assets of the MIS asset group indicated no impairment, as the estimated undiscounted cash flows of the MIS asset group, less estimated costs to sell, significantly exceeded its carrying value.
MIS is considered its own operating segment and was previously aggregated with MDS into one reportable segment based on similar economic and qualitative factors in accordance with FASB ASC 280. As MIS is a discontinued operation, the results of MIS have been excluded from the MDS reportable segment.  Accordingly, the revenues, costs of revenue, operating expenses, assets and liabilities of MIS have been reported separately in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Balance Sheets for all periods presented. The discontinued operation's balances in the Consolidated Balance Sheets do not reflect intercompany receivable balances of MIS, and the results of discontinued operations do not reflect interest expense or the allocation of the Company's corporate general and administrative expenses.

The amounts reported in (loss) income from discontinued operations, net of income taxes were as follows:

	For the Years Ended June 30,
	2014	2013	2012
Net revenues of discontinued operations	$9,414	$14,560	$7,859
Costs of discontinued operations:
Cost of revenues	6,356	10,050	5,511
Selling, general and administrative	3,029	2,815	1,534
Research and development	585	83	—
Amortization of intangible assets	495	495	248
Restructuring and other charges	26	(4)	109
Impairment of goodwill	6,687	—	—
(Loss) income from discontinued operations before income taxes	(7,764)	1,121	457
Tax (benefit) provision	(411)	547	161
(Loss) income from discontinued operations	$(7,353)	$574	$296
The amounts reported as assets and liabilities of the discontinued operations were as follows:

	June 30,
	2014	2013
Accounts receivable, net	$925	$1,269
Unbilled receivables and costs in excess of billings	248	477
Deferred income taxes	77	138
Prepaid expenses and other current assets	124	135
Property and equipment, net	475	557
Goodwill	2,283	8,970
Intangible assets, net	2,062	2,558
Other non-current assets	39	20
Assets of discontinued operations	$6,233	$14,124
Accounts payable	$127	$40
Accrued expenses	802	884
Accrued compensation	689	730
Deferred income taxes	818	1,069
Liabilities of discontinued operations	$2,436	$2,723
The depreciation, amortization, capital expenditures and significant operating and investing non-cash items of the discontinued operations were as follows:

	For the Years Ended June 30,
	2014	2013	2012
Depreciation	$160	$47	$22
Amortization of acquired intangible assets	$495	$495	$248
Capital expenditures	$78	$408	$34
Impairment of goodwill	$6,687	$—	$—
Stock-based compensation expense	$245	$86	$44
Fiscal 2012 financial information included in the above tables only represents six months of activity for MIS based on the timing of the PDI acquisition.

D.Acquisitions
MICRONETICS ACQUISITION
On June 8, 2012, the Company and Wildcat Merger Sub Inc., a newly formed, wholly-owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Micronetics, Inc. (“Micronetics”). On August 8, 2012, the transaction was closed. The Merger Sub merged with and into Micronetics with Micronetics continuing as the surviving company and wholly-owned subsidiary of the Company. For segment reporting, Micronetics is included in the MCE business segment.
The Company acquired Micronetics for a net purchase price of $68,230 paid in cash. Pursuant to the terms of the Merger Agreement, at the closing of the merger on August 8, 2012, each share of common stock of Micronetics issued and outstanding immediately prior to the closing was converted into the right to receive $14.80 in cash, without interest (the “Merger Consideration”). All outstanding options to acquire shares of Micronetics common stock that were vested as of the closing were canceled and the holders of such options were entitled to receive an amount of cash equal to the product of the total number of shares previously subject to such vested options and the excess of the Merger Consideration over the exercise price per share. All outstanding Micronetics stock options that were unvested at the closing were replaced by Mercury. The replacement stock options granted were determined based on a conversion ratio provided in the Merger Agreement. Micronetics existing bank debt was paid in full by Mercury on the closing date. Mercury funded the acquisition with cash on hand.

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
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2014:

	Fair Value Measurements
	June 30, 2014	Level 1	Level 2	Level 3
Assets:
Operating cash	$47,287	$47,287	$—	$—
Restricted cash	265	265	—	—
Total	$47,552	$47,552	$—	$—
The carrying values of cash and cash equivalents, including U.S. Treasury bills and money market funds, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2013:

	Fair Value Measurements
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills and money market funds	$27,023	$27,023	$—	$—
Operating cash	12,103	12,103	$—	$—
Restricted cash	546	546	—	—
Total	$39,672	$39,672	$—	$—

F.Inventory
Inventory was comprised of the following:

	June 30,
	2014	2013
Raw materials	$13,755	$17,512
Work in process	12,677	13,432
Finished goods	5,223	6,488
Total	$31,655	$37,432
There are no amounts in inventory relating to contracts having production cycles longer than one year.

G.	Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2014	2013
Computer equipment and software	2-4	$55,881	$53,301
Furniture and fixtures	5	7,556	7,134
Leasehold improvements	lesser of estimated useful life or lease term	3,758	2,474
Machinery and equipment	5	14,159	11,201
Vehicles	5	—	88
		81,354	74,198
Less: accumulated depreciation and amortization		(67,210)	(59,736)
		$14,144	$14,462
In fiscal 2014 and 2013, the Company retired $715 and $1,199, respectively, of fully depreciated computer equipment and software assets that were no longer in use by the Company.
Depreciation and amortization expense related to property and equipment for the fiscal years ended June 30, 2014, 2013 and 2012 was $7,625, $8,445 and $7,837, respectively.
On June 27, 2013, the Company entered into a sales agreement and a separate short-term lease agreement in connection with the Company’s legacy Hudson, New Hampshire, facility. Pursuant to the sale agreement, the Company sold all land, land improvements, buildings and building improvements related to the facility. The loss on the sale of the facility was approximately $1,091 and is recorded in restructuring and other charges in the accompanying consolidated statement of operations. The Company temporarily leased back the facility through February 2014. During fiscal 2014, the Company signed a new lease in Hudson, New Hampshire which extends until 2024.
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
The unamortized deferred gain consisted of the following of which the current portion is included in accrued expenses and the non-current portion is separately classified in the accompanying consolidated balance sheets:

	June 30,
	2014	2013
Current portion	$1,156	$1,157
Non-current portion	2,086	3,242
Total unamortized deferred gain	$3,242	$4,399

H.Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the six months ended December 31, 2012, prior to the internal reorganization in fiscal 2013:

	ACS	MFS	Total
Balance at July 1, 2012	$113,471	$10,180	$123,651
Goodwill arising from the Micronetics acquisition	46,509	—	46,509
Goodwill adjustment for the KOR acquisition	(701)	—	(701)
Balance at December 31, 2012	$159,279	$10,180	$169,459
The goodwill adjustment for the KOR acquisition is the result of changes in fair value estimates derived from additional information obtained during the measurement period which ended December 30, 2012.
Following a series of acquisitions that expanded the Company’s capabilities, the Company initiated a reorganization in fiscal 2013 to group its product and service offerings in order to align itself with the way management currently manages its business. The MCE and MDS reporting units were determined based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. As defined by FASB ASC 350 Intangibles-Goodwill and Other “FASB ASC 350”, goodwill is tested for impairment on an interim basis at the occurrence of certain triggering events. Events affecting reporting units such as a change in the composition or carrying amount of its net assets constitute a triggering event and require interim testing of goodwill. In fiscal 2013, the Company performed interim testing on the ACS and MFS reporting units prior to the reorganization on January 1, 2013, which indicated that the fair values of both the ACS and MFS reporting units were in excess of their carrying values, and no impairment charge was recorded.
The Company reviewed its analysis of its internally reorganized business in order to determine its reporting units in accordance with FASB ASC 350. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. MCE has four components with discrete financial information available which are reviewed by their segment manager; however, those four components are economically similar in nature and thus have been aggregated into a single reporting unit at the operating segment level. MDS is a sole component and the reporting unit is at the operating segment level.
In fiscal 2013 and after its reorganization, the Company allocated the total carrying value of goodwill to each of the new reporting units based on the relative fair value of the reporting units calculated using a discounted cash flow analysis and in accordance with FASB ASC 350. There was no impairment of goodwill indicated subsequent to the allocation.
The following table summarizes the changes in goodwill after reallocation, for the six months ended June 30, 2013 and fiscal year ended June 30, 2014:

	MCE	MDS	Total
Balance at January 1, 2013	$135,691	$33,768	$169,459
Subsequent recognition of deferred tax assets from the Micronetics acquisition	(376)	—	(376)
Subsequent decrease of deferred tax liabilities from the Micronetics acquisition	(414)	—	(414)
Other goodwill adjustments from the Micronetics acquisition	(1,118)	—	(1,118)
Balance at June 30, 2013	133,783	33,768	167,551
Goodwill adjustments from the Micronetics acquisition	595	—	595
Balance at June 30, 2014	$134,378	$33,768	$168,146
The Company follows FASB ASC 350 in assessing whether the fair value of a reporting unit is less than its carrying amount. As of June 30, 2014, both MCE and MDS had goodwill balances and the annual impairment analysis was performed for each reporting unit in the fourth quarter of fiscal 2014. The results of the Company's step one interim goodwill impairment test indicated that the fair values of the MCE and MDS reporting units were substantially in excess of their carrying values. As such, step two of the goodwill impairment testing was not required. Consistent with prior years, the valuation was based upon a discounted cash flow analysis and corroborated by two market-based analyses: one comparing the trading multiples of public companies in similar lines of business and another based on exchange prices in actual business combinations.
Prior to the end of the August 7, 2013 measurement period for the Micronetics acquisition, the Company recorded a $91 adjustment to goodwill resulting from changes in the fair value estimates derived from additional information gathered subsequent to August 7, 2012. Additionally, the Company adjusted approximately $504 of goodwill which was identified subsequent to the measurement period as a correction of an immaterial error that was offset by deferred income taxes. The Company concluded that the impact of the correction was neither quantitatively nor qualitatively material to its June 30, 2014 consolidated balance sheet nor to each of the prior respective quarter ends’ balance sheets during fiscal 2014.

I.	Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2014
Customer relationships	$33,880	$(12,001)	$21,879	6.8 years
Licensing agreements and patents	2,295	(1,686)	609	5.0 years
Completed technologies	5,570	(3,161)	2,409	5.3 years
Trademarks	380	(271)	109	3.5 years
	$42,125	$(17,119)	$25,006
June 30, 2013
Customer relationships	$33,880	$(6,567)	$27,313	6.8 years
Licensing agreements and patents	3,596	(2,493)	1,103	6.1 years
Completed technologies	5,570	(2,084)	3,486	5.3 years
Trademarks	380	(163)	217	3.5 years
Backlog	1,500	(1,347)	153	1.0 year
Non-compete agreements	500	(464)	36	5.0 years
	$45,426	$(13,118)	$32,308
Estimated future amortization expense for intangible assets remaining at June 30, 2014 is as follows:

Year Ending June 30,
2015	$7,007
2016	6,523
2017	5,041
2018	4,304
2019	1,760
Thereafter	371
Total future amortization expense	$25,006
J.Restructuring Plans
During fiscal 2014, the Company announced a restructuring plan ("2014 Plan") that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. The restructuring plan included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, the Company closed four facilities relocating all related activities to the Company's Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. The Company also completed the first phase of the Chelmsford, Massachusetts headquarters consolidation in the fourth quarter of fiscal 2014. These restructuring expenses associated with the Company's fiscal 2014 restructuring plan amounted to $5,443 and affected both the MCE and MDS reportable segments.
During the fourth quarter of fiscal 2013, the Company initiated a restructuring plan ("Q4 2013 Plan") expanding the first phase of the integration activities surrounding our recent acquisitions primarily affecting Micronetics and the MCE reportable segment. The Company eliminated 17 positions, primarily in operations, and incurred facility costs related to the loss on the sale of the Company's legacy Hudson, New Hampshire facility of approximately $1,109. The legacy Hudson, New Hampshire facility was leased back through February 2014. Restructuring expenses of $7,060 were recognized for the year ended June 30, 2013.
In the first quarter of fiscal 2013, the Company announced a restructuring plan (“Q1 2013 Plan”). The 2013 Plan was implemented to cope with reduced defense revenues and the near term uncertainties in the defense industry driven by the potential for defense budget sequestration. The 2013 Plan primarily consisted of costs related to the reduction in force which eliminated 142 positions largely in engineering, manufacturing and administrative functions, as well as reductions associated with the first phase of the integration of Micronetics. The 2013 Plan's restructuring expenses affect the MCE reportable segment.
In fiscal 2012, the Company announced a restructuring plan (“2012 Plan”) affecting both the MCE and MDS reportable segments. The 2012 Plan primarily consisted of costs related to the reduction in force which eliminated 41 positions largely in engineering and manufacturing functions and facility costs related to outsourcing of certain manufacturing activities at the Company’s Huntsville, Alabama site. The 2012 Plan, for which expense of $2,712 was recorded in fiscal 2012, was implemented to cope with the near term uncertainties in the defense industry and improve the Company’s overall business scalability.
All of the restructuring charges are classified as operating expenses in the consolidated statements of operations and any remaining obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.
The following table presents the detail of expenses by business segment for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2012	$2,404	$185	$2,589
MCE restructuring charges	5,939	1,574	7,513
Cash paid	(7,456)	(364)	(7,820)
Non-cash	—	(1,109)	(1,109)
Reversals (*)	(453)	—	(453)
Restructuring liability at June 30, 2013	434	286	720
MCE restructuring charges	3,961	1,512	5,473
MDS restructuring charges	55	—	55
Cash paid	(3,054)	(966)	(4,020)
Reversals (*)	(25)	(60)	(85)
Restructuring liability at June 30, 2014	$1,371	$772	$2,143

(*) Reversals result from the finalization of severance agreements and unused outplacement services.

K.Income Taxes
The components of (loss) income from continuing operations before income taxes and income tax (benefit) expense were as follows:

	Year Ended June 30,
	2014	2013	2012
(Loss) income from continuing operations before income taxes:
United States	$(6,068)	$(24,760)	$30,820
Foreign	155	477	494
	$(5,913)	$(24,283)	$31,314
Tax (benefit) provision:
Federal:
Current	$3,184	$(699)	$10,188
Deferred	(5,281)	(9,613)	(2,353)
	$(2,097)	$(10,312)	$7,835
State:
Current	$594	$157	$1,395
Deferred	(375)	(710)	(316)
	$219	$(553)	$1,079
Foreign:
Current	$(12)	$364	$77
Deferred	49	—	—
	$37	$364	$77
	$(1,841)	$(10,501)	$8,991

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax (benefit) rate for continuing operations:

	Year Ended June 30,
	2014	2013	2012
Tax (benefit) provision at federal statutory rates	(35.0)%	(35.0)%	35.0%
State income tax, net of federal tax benefit	(3.1)	(1.8)	2.6
Research and development credits	(14.7)	(12.6)	(4.2)
Domestic manufacturing deduction	(5.3)	—	(3.0)
Deemed repatriation of foreign earnings	0.7	—	—
Foreign tax credits	(13.3)	—	—
Equity compensation	2.2	1.8	1.0
Officers' compensation	11.1	—	—
Stock compensation shortfalls	24.1	—	—
Change in the fair value of the liability related to the LNX earn-out	—	—	(5.4)
Acquisition costs	—	0.5	1.3
Valuation allowance	—	2.5	2.2
Other	2.2	1.4	(0.7)
	(31.1)%	(43.2)%	28.8%

The components of the Company’s net deferred tax assets (liabilities) for continuing operations were as follows:

	June 30,
	2014	2013
Deferred tax assets:
Inventory valuation and receivable allowances	$8,830	$8,805
Accrued compensation	972	944
Equity compensation	4,831	6,185
Federal and state research and development tax credit carryforwards	11,167	10,296
Gain on sale-leaseback	1,232	1,676
Other accruals	1,043	1,087
Other temporary differences	4,012	1,262
	32,087	30,255
Valuation allowance	(10,844)	(9,032)
Total deferred tax assets	21,243	21,223
Deferred tax liabilities:
Deferred revenue	—	(1,745)
Property and equipment	(1,694)	(3,144)
Acquired intangible assets	(9,242)	(11,371)
Other temporary differences	(624)	—
Total deferred tax liabilities	(11,560)	(16,260)
Net deferred tax assets	$9,683	$4,963

As reported:
Current deferred tax assets	$15,216	$11,534
Non-current deferred tax assets	378	81
Non-current deferred tax liabilities	(5,911)	(6,652)
	$9,683	$4,963
At June 30, 2014, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on the financial performance in fiscal year 2014, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on certain state research and development (“R&D”) and investment tax credits, and stock basis differences as of June 30, 2014 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
The Company had state research and development credit carryforwards of $9,419, which will expire 2015 through 2028. The Company also had state investment tax credits carryforwards of $312.
Upon consideration of changing business conditions and cash position in its foreign subsidiaries, management has determined that it would no longer need to indefinitely reinvest the earnings of certain foreign subsidiaries. Therefore, the Company has accrued deferred taxes in association with $520 in undistributed earnings and profits.
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

The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2014	2013
Unrecognized tax benefits, beginning of period	$2,923	$2,642
Increases for previously recognized positions	102	140
Decreases for previously recognized positions	(166)	—
Increases for currently recognized positions	283	141
Unrecognized tax benefits, end of period	$3,142	$2,923
The $3,142 of unrecognized tax benefits as of June 30, 2014, if released, would reduce income tax expense.
The Company’s major tax jurisdiction is the U.S. and the open tax years are fiscal 2010 through 2014.
The Company expects that there will not be any material changes in its reserves for unrecognized tax benefits within the next 12 months. Subsequent to June 30, 2014, the Company received notification that it will be subject to federal income tax audit for the fiscal year 2012.
L.Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of June 30, 2014, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $25,964.

LEASE COMMITMENTS
The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2023. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2014, 2013 and 2012 was $4,213, $4,167 and $3,587, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2015	$4,649
2016	4,525
2017	4,284
2018	1,910
2019	1,923
Thereafter	7,984
Total minimum lease payments	$25,275
M.Debt
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
The Credit Agreement provides for conventional affirmative and negative covenants, including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.0x. Each of the two ratios referred to above is calculated based on consolidated EBITDA, as defined in the Credit Agreement, for each consecutive four fiscal quarter period, after giving pro forma effect for any acquisitions. Acquisitions are permitted under the Credit Agreement without any dollar limitation so long as, among other requirements, no default or event of default exists or would result. As of June 30, 2014, the Company is in compliance with the covenants in the Credit Agreement . In addition, the Credit Agreement contains certain customary representations and warranties, and events of default.
As of June 30, 2014, there was $75,794 of borrowing capacity available based on our consolidated EBITDA for the trailing four quarters ended June 30, 2014. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $4,070. The Company was in compliance with all covenants and conditions under the Credit Agreement.

N.Shareholders’ Equity
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
O.Employee Benefit Plans
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who have attained the age of 21. During fiscal 2014, 2013 and 2012, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,896, $1,992 and $2,109 during the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
P.Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 8,018 shares at June 30, 2014. On November 7, 2013, the Company's number of shares authorized for issuance under the 2005 Plan increased by 254 shares as a result of forfeitures, cancellations and/or terminations from the Company's 1997 Stock Option Plan (the "1997 Plan"). The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,380 shares available for future grant under the 2005 Plan at June 30, 2014.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2014, 2013 and 2012 was 92, 104 and 104, respectively. Shares available for future purchase under the ESPP totaled 164 at June 30, 2014.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2014
Outstanding at June 30, 2012	2,185	$14.46	2.89
Granted	271	4.75
Exercised	(74)	5.88
Cancelled	(312)	14.83
Outstanding at June 30, 2013	2,070	$13.44	2.60
Granted	—	—
Exercised	(113)	6.23
Cancelled	(522)	19.59
Outstanding at June 30, 2014	1,435	$11.76	2.23	$2,564
Vested and expected to vest at June 30, 2014	1,434	$11.77	2.22	$2,560
Exercisable at June 30, 2014	1,382	$12.01	2.05	$2,249

The intrinsic value of the options exercised during fiscal years 2014, 2013 and 2012 was $578, $233 and $534, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2014, there was $118 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 0.91 years from June 30, 2014. As of June 30, 2013, there was $354 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 1.66 years from June 30, 2013.
On August 8, 2012, the Company completed its acquisition of Micronetics. Pursuant to the terms of the Merger Agreement, all outstanding options to acquire shares of Micronetics common stock that were vested at the closing were canceled and the holders of such options received an amount of cash equal to the product of the total number of shares previously subject to such vested options and the excess of the merger consideration over the exercise price per share. All outstanding Micronetics stock options that were unvested at the closing were replaced with stock options in the Company's common stock. The replacement stock options granted were determined based on a conversion ratio provided in the Merger Agreement. The 271 stock options granted in the table above reflect the replacement of the unvested Micronetics stock options as of August 8, 2012.
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2012:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	1,275	$12.71
Granted	1,327	9.47
Vested	(474)	11.97
Forfeited	(121)	11.24
Outstanding at June 30, 2013	2,007	$10.82
Granted	952	9.35
Vested	(698)	10.81
Forfeited	(170)	10.95
Outstanding at June 30, 2014	2,091	$10.15
An aggregate of 70 shares of restricted stock that were granted to employees of Micronetics joining the Company in connection with the acquisition of Micronetics in August 2012 are included in the granted figure in the table above.

The total fair value of restricted stock awards vested during fiscal year 2014, 2013 and 2012 was $6,543, $4,488 and $5,848, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2014, there was $12,768 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.4 years from June 30, 2014. As of June 30, 2013, there was $11,588 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.6 years from June 30, 2013.
STOCK-BASED COMPENSATION EXPENSE AND ASSUMPTIONS
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the fiscal years 2014, 2013 and 2012 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2014	2013	2012
Cost of revenues	$601	$371	$324
Selling, general and administrative	7,024	6,436	5,290
Research and development	1,374	1,047	958
Share-based compensation expense before tax	8,999	7,854	6,572
Income taxes	(3,420)	(2,877)	(2,340)
Share-based compensation expense, net of income taxes	$5,579	$4,977	$4,232

There were no options granted during fiscal years 2014 or 2012. The only stock options granted during fiscal year 2013 were related to the Micronetics stock option rollover at the acquisition date. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during fiscal years 2014, 2013 and 2012:

	Years Ended June 30,
	2014	2013	2012
Weighted-average fair value of options granted	$—	$3.80	$—
Option life(1)	—	4.5	—
Risk-free interest rate(2)	—%	0.73%	—%
Stock volatility(3)	—%	58%	—%
Dividend rate	—%	—%	—%

(1)	The option life was determined based upon historical option activity.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)
The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

Q.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company utilizes the management approach for determining reportable segments in accordance with the authoritative guidance. The following operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company's management structure:

•
Mercury Commercial Electronics (“MCE”): this operating segment delivers affordable, innovative, commercially developed, specialized processing subsystems for critical commercial, defense and intelligence applications. MCE delivers secure solutions that are based upon open architectures and widely adopted industry standards. MCE delivers rapid time-to-value and service and support to prime defense contractors and commercial customers. MCE provides solutions to prime contractor customers on a variety of programs. MCE also provides technology building blocks to Mercury Defense Systems on key classified and unclassified programs. MCE has a legacy of embedded multi-computing and embedded sensor processing expertise. More recently, MCE has added substantial capabilities around radio frequency ("RF") and microwave technologies as well as emerging new manufacturing capabilities to bring design, production and test capabilities of its RF and microwave solutions to market on a more scalable basis.

•
Mercury Defense Systems (“MDS”): this operating segment provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and signals intelligence ("SIGINT") and electro-optical/infrared (EO/IR) technologies. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from the MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.

The Company's operating segments were evaluated in accordance with FASB ASC 280 “Segment Reporting” in order to determine which operating segments qualified as reportable segments. The Company determined that both MCE and MDS met the quantitative thresholds for reporting.
Prior year results have been restated for the reclassification of the MIS operating segment as discontinued operations. MIS was previously aggregated with MDS into one reportable segment based on similar economic and qualitative factors in accordance with FASB ASC 280 (see Note C).
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
Adjusted EBITDA is defined as income from continuing operations before interest income and expense, income taxes, depreciation, amortization of acquired intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company's operations by reportable segment:

	MCE	MDS	Eliminations	Total
YEAR ENDED JUNE 30, 2014
Net revenues to unaffiliated customers	$175,766	$34,217	$(1,254)	$208,729
Intersegment revenues	9,032	—	(9,032)	$—
Net revenues	$184,798	$34,217	$(10,286)	$208,729
Adjusted EBITDA	$18,495	$5,727	$(700)	$23,522
YEAR ENDED JUNE 30, 2013
Net revenues to unaffiliated customers	$152,606	$41,491	$134	$194,231
Intersegment revenues	13,744	—	(13,744)	—
Net revenues	$166,350	$41,491	$(13,610)	$194,231
Adjusted EBITDA	$2,812	$7,097	$31	$9,940
YEAR ENDED JUNE 30, 2012
Net revenues to unaffiliated customers	$203,979	$32,731	$360	$237,070
Intersegment revenues	12,476	—	(12,476)	—
Net revenues	$216,455	$32,731	$(12,116)	$237,070
Adjusted EBITDA	$40,521	$7,325	$148	$47,994

The following table reconciles the Company's (loss) income from continuing operations, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2014	2013	2012
(Loss) income from continuing operations	$(4,072)	$(13,782)	$22,323
Interest expense, net	40	31	27
Tax (benefit) provision	(1,841)	(10,501)	8,991
Depreciation	7,625	8,445	7,837
Amortization of intangible assets	7,328	8,222	3,551
Restructuring and other charges	5,443	7,060	2,712
Acquisition costs and other related expenses	—	318	1,219
Fair value adjustments from purchase accounting	—	2,293	(5,238)
Stock-based compensation expense	8,999	7,854	6,572
Adjusted EBITDA	$23,522	$9,940	$47,994

The geographic distribution of the Company's revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2014
Net revenues to unaffiliated customers	$202,845	$2,806	$3,078	$—	$208,729
Inter-geographic revenues	3,479	1,550	140	(5,169)	—
Net revenues	$206,324	$4,356	$3,218	$(5,169)	$208,729
Identifiable long-lived assets	$14,090	$48	$6	$—	$14,144
YEAR ENDED JUNE 30, 2013
Net revenues to unaffiliated customers	$182,527	$4,632	$7,072	$—	$194,231
Inter-geographic revenues	8,734	385	147	(9,266)	—
Net revenues	$191,261	$5,017	$7,219	$(9,266)	$194,231
Identifiable long-lived assets	$14,429	$33	$—	$—	$14,462
YEAR ENDED JUNE 30, 2012
Net revenues to unaffiliated customers	$227,433	$4,983	$4,654	$—	$237,070
Inter-geographic revenues	5,511	747	175	(6,433)	—
Net revenues	$232,944	$5,730	$4,829	$(6,433)	$237,070
Identifiable long-lived assets	$15,699	$32	$2	$—	$15,733

Foreign revenue is based on the country in which the Company's legal subsidiary is domiciled. Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company's revenues for the periods shown below are as follows:

	Year Ended June 30,
	2014	2013	2012
Lockheed Martin Corporation	18%	17%	15%
Raytheon Company	13	10	23
Northrop Grumman Corporation	12	11	18
	43%	38%	56%

Although the Company has three customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. For the fiscal years ended June 30, 2014, 2013 and 2012, the Aegis program individually comprised 15%, 10% and 12% of the Company's revenues, respectively.
R.Subsequent Events
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

2014 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$50,726	$50,932	$53,393	$53,678
Gross margin	$21,562	$24,325	$24,376	$24,481
Loss from operations	$(4,041)	$(1,661)	$(1,407)	$(296)
(Loss) income from continuing operations before income taxes	$(3,623)	$(1,229)	$(1,079)	$18
Income tax (benefit) provision	$(1,319)	$(442)	$(809)	$729
Loss from continuing operations	$(2,304)	$(787)	$(270)	$(711)
Income (loss) from discontinued operations, net of income taxes	48	(258)	(308)	(6,835)
Net loss	$(2,256)	$(1,045)	$(578)	$(7,546)
Net loss per share:
Basic net loss per share:
Loss from continuing operations	$(0.07)	$(0.02)	$(0.01)	$(0.02)
Income (loss) from discontinued operations	$—	$(0.01)	$(0.01)	$(0.22)
Net loss	$(0.07)	$(0.03)	$(0.02)	$(0.24)
Diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.02)	$(0.01)	$(0.02)
Income (loss) from discontinued operations	$—	$(0.01)	$(0.01)	$(0.22)
Net loss	$(0.07)	$(0.03)	$(0.02)	$(0.24)
2013 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$45,680	$46,371	$50,364	$51,816
Gross margin	$19,239	$16,524	$21,350	$21,045
Loss from operations	$(11,524)	$(7,362)	$(1,850)	$(4,074)
Loss from continuing operations before income taxes	$(11,191)	$(7,259)	$(1,831)	$(4,002)
Income tax benefit	$(3,817)	$(2,299)	$(2,341)	$(2,044)
(Loss) income from continuing operations	$(7,374)	$(4,960)	$510	$(1,958)
Income (loss) from discontinued operations, net of income taxes	$174	$176	$278	$(54)
Net (loss) income	$(7,200)	$(4,784)	$788	$(2,012)
Net (loss) earnings per share:
Basic net (loss) earnings per share:
(Loss) income from continuing operations	$(0.25)	$(0.16)	$0.02	$(0.06)
Income (loss) from discontinued operations	$0.01	$—	$0.01	$(0.01)
Net (loss) income	$(0.24)	$(0.16)	$0.03	$(0.07)
Diluted net (loss) earnings per share:
(Loss) income from continuing operations	$(0.25)	$(0.16)	$0.02	$(0.06)
Income (loss) from discontinued operations	$0.01	$—	$0.01	$(0.01)
Net (loss) income	$(0.24)	$(0.16)	$0.03	$(0.07)
Due to the effects of rounding, the sum of the four quarters does not equal the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 30, 2014 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2014 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework in Internal Control-Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2014. The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2014 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1 of this Annual Report on Form 10-K.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(In thousands)
Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2014	$33	$133	$14	$118	$34
2013	$5	$85	$27	$30	$33
2012	$17	$61	$—	$73	$5
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2014	$9,032	$1,812	$—	$—	$10,844
2013	$8,682	$350	$—	$—	$9,032
2012	$7,973	$709	$—	$—	$8,682

3.Exhibits:

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 76, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on August 14, 2014.

MERCURY SYSTEMS, INC.

By	/s/ KEVIN M. BISSON
Kevin M. Bisson SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 14, 2014
Mark Aslett
/S/ KEVIN M. BISSON	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 14, 2014
Kevin M. Bisson
/S/ CHARLES A. SPEICHER	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 14, 2014
Charles A. Speicher
/S/ JAMES K. BASS	Director	August 14, 2014
James K. Bass
/S/ GEORGE W. CHAMILLARD	Director	August 14, 2014
George W. Chamillard
/S/ MICHAEL A. DANIELS	Director	August 14, 2014
Michael A. Daniels
/S/ GEORGE K. MUELLNER	Director	August 14, 2014
George K. Muellner
/S/ WILLIAM K. O’BRIEN	Director	August 14, 2014
William K. O’Brien
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 14, 2014
Vincent Vitto

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
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

10.2*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on September 19, 2011)
10.3*
Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)

10.4*	Annual Executive Bonus Plan – Corporate Financial Performance (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on August 30, 2013)
10.5*	Annual Executive Bonus Plan – Individual Performance (incorporated herein by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.6*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on August 31, 2012)
10.7.1*
Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.7.2*
Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.7.3*
Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.3 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.7.4*
Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on September 28, 2007)

10.7.5*†	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Stock Incentive Plan
10.8.1*
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

10.9*	Compensation Policy for Non-Employee Directors (incorporated herein by reference to Exhibit 10.10 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2012)
10.10.1*
Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)

10.10.2*
First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)

10.10.3*
Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)

10.11*
Agreement, dated March 1, 2010, by and between the Company and Gerald M. Haines II (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.12*
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

10.15
Stock Purchase Agreement by and among the Company, LNX Corporation, and the Holders of the Securities of LNX Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)

10.16
Agreement and Plan of Merger dated as of December 22, 2011 by and among the Company, King Merger, Inc., KOR Electronics, and the Securityholders’ Representative (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2011)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.17
Agreement and Plan of Merger by and among the Company, Wildcat Merger Sub Inc., and Micronetics, Inc. dated as of June 8, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 11, 2012)

10.18*	Micronetics, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed on August 10, 2012)
10.19
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