Form 10-Q
period 2014-09-30
MERCURY SYSTEMS INC
filed 2014-11-06
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Shares of Common Stock outstanding as of October 31, 2014: 33,920,669 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$48,876	$47,287
Accounts receivable, net of allowance for doubtful accounts of $78 and $34 at September 30, 2014 and June 30, 2014, respectively	35,155	37,625
Unbilled receivables and costs in excess of billings	29,228	22,036
Inventory	30,771	31,655
Deferred income taxes	15,182	15,216
Prepaid income taxes	1,399	1,481
Prepaid expenses and other current assets	4,547	3,631
Current assets of discontinued operations	894	1,374
Total current assets	166,052	160,305
Restricted cash	265	265
Property and equipment, net	13,343	14,144
Goodwill	168,146	168,146
Intangible assets, net	23,244	25,006
Other non-current assets	1,255	987
Non-current assets of discontinued operations	4,685	4,859
Total assets	$376,990	$373,712
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,384	$7,054
Accrued expenses	9,403	8,377
Accrued compensation	7,265	9,983
Deferred revenues and customer advances	3,649	5,898
Current liabilities of discontinued operations	1,383	1,618
Total current liabilities	34,084	32,930
Deferred gain on sale-leaseback	1,796	2,086
Deferred income taxes	5,437	5,911
Income taxes payable	3,154	3,154
Other non-current liabilities	1,307	1,666
Non-current liabilities of discontinued operations	771	818
Total liabilities	46,549	46,565
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 31,981,373 and 31,284,273 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	320	312
Additional paid-in capital	244,609	241,725
Retained earnings	84,598	84,099
Accumulated other comprehensive income	914	1,011
Total shareholders’ equity	330,441	327,147
Total liabilities and shareholders’ equity	$376,990	$373,712
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net revenues	$54,061	$50,726
Cost of revenues	30,062	29,164
Gross margin	23,999	21,562
Operating expenses:
Selling, general and administrative	12,290	14,321
Research and development	7,951	9,312
Amortization of intangible assets	1,762	1,985
Restructuring and other charges	1,268	(15)
Total operating expenses	23,271	25,603
Income (loss) from operations	728	(4,041)
Interest income	3	1
Interest expense	(8)	(15)
Other (expense) income, net	(6)	432
Income (loss) from continuing operations before income taxes	717	(3,623)
Tax benefit	—	(1,319)
Income (loss) from continuing operations	717	(2,304)
(Loss) income from discontinued operations, net of income taxes	(218)	48
Net income (loss)	$499	$(2,256)

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.07)
(Loss) income from discontinued operations, net of income taxes	—	—
Net income (loss)	$0.02	$(0.07)

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.07)
(Loss) income from discontinued operations, net of income taxes	—	—
Net income (loss)	$0.02	$(0.07)

Weighted-average shares outstanding:
Basic	31,635	30,653
Diluted	32,481	30,653

Comprehensive income (loss):
Net income (loss)	$499	$(2,256)
Foreign currency translation adjustments	(97)	59
Total comprehensive income (loss)	$402	$(2,197)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$499	$(2,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,630	4,120
Stock-based compensation expense	2,614	3,035
(Benefit) provision for deferred income taxes	(820)	464
Excess tax benefit from stock-based compensation	(316)	—
Other non-cash items	(285)	(243)
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	(4,303)	(731)
Inventory	859	2,274
Prepaid income taxes	83	(1,172)
Prepaid expenses and other current assets	(902)	736
Other non-current assets	146	27
Accounts payable and accrued expenses	3,544	(2,750)
Deferred revenues and customer advances	(2,561)	(1,238)
Other non-current liabilities	(10)	(93)
Net cash provided by operating activities	2,178	2,173
Cash flows from investing activities:
Purchases of property and equipment	(905)	(1,108)
Net cash used in investing activities	(905)	(1,108)
Cash flows from financing activities:
Proceeds from employee stock plans	236	60
Excess tax benefits from stock-based compensation	316	—
Payments of capital lease obligations	(160)	(121)
Net cash provided by (used in) financing activities	392	(61)
Effect of exchange rate changes on cash and cash equivalents	(76)	(24)
Net increase in cash and cash equivalents	1,589	980
Cash and cash equivalents at beginning of period	47,287	39,126
Cash and cash equivalents at end of period	$48,876	$40,106
Cash paid during the period for:
Interest	$8	$15
Income taxes	$374	$334
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$7,052	$7,728
Capital lease	$—	$494
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) provides affordable, commercially developed, open sensor processing systems and services for critical commercial, defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, F-35, Predator and Reaper.
The Company's goal is to grow and build on its position as a critical component of the defense industrial base and become the leading provider of open and affordable sensor processing systems. The Mercury Commercial Electronics (“MCE”) operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. The Mercury Defense Systems (“MDS”) operating segment provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems and significant capabilities in signals intelligence ("SIGINT") and electro-optical/infrared ("EO/IR") processing technologies.
In June 2014, the Company initiated a plan to divest the Mercury Intelligence Systems (“MIS”) operating segment, based on the Company's strategic direction and investment priorities focusing on its core business. As a result, the Company's MIS operating segment met the “held for sale” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of June 30, 2014 and all reporting periods thereafter (see Note C to the Consolidated Financial Statements). The consolidated financial statements, excluding the statements of cash flows, and the notes to the consolidated financial statements were restated for all periods presented to reflect the discontinuation of the MIS operating segment, in accordance with FASB ASC 205.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2014 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2014. The results for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company is comprised of the following operating segments: MCE and MDS. See Note L of the Notes to Consolidated Financial Statements for further discussion.
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
The Company uses FASB Accounting Standards Update (“ASU”) No. 2009-13 (“FASB ASU 2009-13”), Multiple-Deliverable Revenue Arrangements. FASB ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimated selling price (“BESP”), if neither VSOE nor TPE are available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 29% of total revenues in the three months ended September 30, 2014 and 2013.
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
The objective of BESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis. Determination of BESP involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies as evident from the price list established and updated by management on a regular basis, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.
The Company analyzes the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis and on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.
Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of FASB ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company's revenue arrangements generally do not include a general right of return for delivered products. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or if the item could be resold by the customer.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended September 30,
	2014	2013
Basic weighted-average shares outstanding	31,635	30,653
Effect of dilutive equity instruments	846	—
Diluted weighted-average shares outstanding	32,481	30,653
Equity instruments to purchase 750 and 4,178 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2014 and 2013, respectively, because the equity instruments were anti-dilutive.
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

The amounts reported in (loss) income from discontinued operations, net of income taxes were as follows:

	For the Three Months Ended September 30,
	2014	2013
Net revenues of discontinued operations	$1,839	$3,214
Costs of discontinued operations:
Cost of revenues	1,225	2,191
Selling, general and administrative	647	780
Research and development	171	32
Amortization of intangible assets	124	123
Acquisition costs and other related expenses	33	—
(Loss) income from discontinued operations before income taxes	(361)	88
Tax (benefit) provision	(143)	40
(Loss) income from discontinued operations	$(218)	$48

The amounts reported as assets and liabilities of the discontinued operations were as follows:

	September 30, 2014	June 30, 2014
Accounts receivable, net	$303	$925
Unbilled receivables and costs in excess of billings	401	248
Deferred income taxes	88	77
Prepaid expenses and other current assets	102	124
Property and equipment, net	431	475
Goodwill	2,283	2,283
Intangible assets, net	1,938	2,062
Other non-current assets	33	39
Assets of discontinued operations	$5,579	$6,233
Accounts payable	$21	$127
Accrued expenses	879	802
Accrued compensation	483	689
Deferred income taxes	771	818
Liabilities of discontinued operations	$2,154	$2,436

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	For the Three Months Ended September 30,
	2014	2013
Depreciation	$44	$38
Amortization of intangible assets	$124	$123
Stock-based compensation expense	$63	$47

D.	Fair Value of Financial Instruments
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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2014:

	Fair Value Measurements
	September 30, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$48,876	$48,876	$—	$—
Restricted cash	265	265	—	—
Total	$49,141	$49,141	$—	$—
The carrying values of cash and cash equivalents, including all U.S. Treasury Bills and money market funds, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

E.	Inventory
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

	September 30, 2014	June 30, 2014
Raw materials	$12,845	$13,755
Work in process	14,324	12,677
Finished goods	3,602	5,223
Total	$30,771	$31,655
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the carrying amount of goodwill by reporting units as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
MCE goodwill	$134,378	$134,378
MDS goodwill	33,768	33,768
Total goodwill	$168,146	$168,146
In the three months ended September 30, 2014, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE and MDS.

G.	Restructuring Plan

During fiscal 2014 the Company announced a restructuring plan (“2014 Plan”) that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. During the three months ended September 30, 2014, the Company incurred restructuring and other charges of $1,268. These charges were primarily associated with the second phase of the Chelmsford, Massachusetts headquarters consolidation and severance costs. Future restructuring expenses associated with the integration plan are expected to be approximately $1,114, and the actions resulting in those changes are expected to be completed by the second quarter of fiscal 2015. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, MA, it will incur nominal, periodic restructuring charges through fiscal 2017. These restructuring and other charges affect both the MCE and MDS reportable segments.
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2014	$1,371	$772	$2,143
MCE restructuring and other charges	669	750	1,419
MDS restructuring and other charges	33	—	33
Cash paid	(962)	(242)	(1,204)
Reversals(*)	(184)	—	(184)
Restructuring liability at September 30, 2014	$927	$1,280	$2,207
( *)    Reversals result from the finalization of settlements owed.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and comprehensive income (loss) and any remaining obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
The Company recorded a tax benefit of $0 and $1,319 on an income before income taxes of $717 and a loss before income taxes of $3,623 for the three months ended September 30, 2014 and 2013, respectively. Income tax benefit for the three months ended September 30, 2014 differed from the federal statutory rate primarily due to the impact of Section 199 manufacturing deduction, stock compensation and state taxes. Income tax benefit for the three months ended September 30, 2013 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction and stock compensation.
No material changes in the Company’s unrecognized tax positions occurred during the three months ended September 30, 2014. The Company estimates that unrecognized tax benefits of up to $1,022 could be realized within the next 12 months as a result of resolutions of tax positions and the expiration of applicable statutes of limitations.

I.	Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of September 30, 2014, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $31,118.

J.	Debt
Senior Unsecured Credit Facility
As of September 30, 2014, there was $86,557 of borrowing capacity available under the Company's credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The Company can borrow up to $200,000 based on the Company's consolidated EBITDA for the trailing four quarters. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $3,789. The Company was in compliance with all covenants and conditions under the credit agreement.

K.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 8,018 shares at September 30, 2014. The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 567 shares available for future grant under the 2005 Plan at September 30, 2014. Subsequent to September 30, 2014, the Company's shareholders approved an increase of 3,200 shares.
On August 15, 2014, as part of the Company's ongoing annual equity grant program for employees, the Company granted for the first time performance-based restricted stock awards to certain executives pursuant to the 2005 Plan. These performance awards vest annually over a three year requisite service period subject to the achievement of specific performance targets related to adjusted EBITDA as a percentage of revenue. Based on the performance targets, these awards require graded vesting that results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company will monitor the probability of achieving the performance targets on a quarterly basis and may adjust periodic compensation expense accordingly.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2014 and 2013, respectively. Shares available for future purchase under the ESPP totaled 164 at September 30, 2014.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2014	1,435	$11.76	2.23
Granted	—	—
Exercised	(37)	6.33
Cancelled	(62)	23.58
Outstanding at September 30, 2014	1,336	$11.37	2.02
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2014:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	2,091	$10.15
Granted	620	11.38
Vested	(660)	10.31
Forfeited	(126)	10.90
Outstanding at September 30, 2014	1,925	$10.44
STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2014 and 2013 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,
	2014	2013
Cost of revenues	$151	$207
Selling, general and administrative	1,966	2,314
Research and development	434	467
Share-based compensation expense before tax	2,551	2,988
Income tax benefit	(919)	(1,072)
Net compensation expense	$1,632	$1,916

L.	Operating Segment, Geographic Information and Significant Customers
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

•
Mercury Defense Systems (“MDS”): this operating segment provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and signals intelligence ("SIGINT") and electro-optical/infrared ("EO/IR") processing technologies. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from the MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.

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
Adjusted EBITDA is defined as income from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company's operations by reportable segment:

	MCE	MDS	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2014
Net revenues to unaffiliated customers	$48,556	$5,379	$126	$54,061
Intersegment revenues	501	140	(641)	—
Net revenues	$49,057	$5,519	$(515)	$54,061
Adjusted EBITDA	$7,289	$486	$228	$8,003
THREE MONTHS ENDED SEPTEMBER 30, 2013
Net revenues to unaffiliated customers	$43,488	$7,916	$(678)	$50,726
Intersegment revenues	1,114	—	(1,114)	—
Net revenues	$44,602	$7,916	$(1,792)	$50,726
Adjusted EBITDA	$2,343	$1,062	$(82)	$3,323

The following table reconciles the Company’s income (loss) from continuing operations, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended September 30,
	2014	2013
Income (loss) from continuing operations	$717	$(2,304)
Interest expense, net	5	14
Tax benefit	—	(1,319)
Depreciation	1,700	1,974
Amortization of intangible assets	1,762	1,985
Restructuring and other charges	1,268	(15)
Stock-based compensation expense	2,551	2,988
Adjusted EBITDA	$8,003	$3,323
The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2014
Net revenues to unaffiliated customers	$53,085	$346	$630	$—	$54,061
Inter-geographic revenues	583	—	—	(583)	—
Net revenues	$53,668	$346	$630	$(583)	$54,061
THREE MONTHS ENDED SEPTEMBER 30, 2013
Net revenues to unaffiliated customers	$49,456	$508	$762	$—	$50,726
Inter-geographic revenues	819	157	140	(1,116)	—
Net revenues	$50,275	$665	$902	$(1,116)	$50,726
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2014	$13,298	$40	$5	$—	$13,343
June 30, 2014	$14,090	$48	$6	$—	$14,144
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2014	2013
Raytheon Company	35%	13%
Lockheed Martin Corporation	30%	12%
Northrop Grumman Corporation	*	16%
BAE Systems PLC	*	11%
	65%	52%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2014	2013
SEWIP	18%	*
Patriot	18%	*
Aegis	11%	*
F-35	10%	*
	57%	—%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company's markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions, divestitures and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems provides affordable, commercially developed, open sensor processing systems and services for critical commercial, defense, and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows the Company to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. Mercury Systems operates across a broad spectrum of defense programs and, effective for fiscal 2015, we deliver our solutions and services via two business units: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. In the fourth quarter of fiscal 2014, we initiated a plan to divest our Mercury Intelligence Systems business unit. Consequently, its operating results are included in discontinued operations for all periods presented (see Note C to the consolidated financial statements).
As of September 30, 2014, we had 625 employees. Our revenue, income from continuing operations and adjusted EBITDA for the three month period ended September 30, 2014 were $54.1 million, $0.7 million, and $8.0 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our income (loss) from continuing operations to adjusted EBITDA.
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
MCE utilizes leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include signal, sensor and image processing; all of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military as well as some commercial applications. In addition, MCE designs and builds RF and microwave components and subsystems to meet the needs of the electronic warfare ("EW"), signals intelligence ("SIGINT") and other high bandwidth communications requirements and applications.
For the three months ended September 30, 2014, MCE accounted for approximately 90% of our total net revenues.

Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open, affordable EW, electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and SIGINT and electro-optical/infrared ("EO/IR") processing technologies. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from our MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
For the three months ended September 30, 2014, MDS accounted for approximately 10% of our total net revenues.
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
RESULTS OF OPERATIONS:
Three months ended September 30, 2014 compared to the three months ended September 30, 2013
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	September 30, 2014	As a % of Total Net Revenue	September 30, 2013	As a % of Total Net Revenue
Net revenues	$54,061	100.0%	$50,726	100.0%
Cost of revenues	30,062	55.6	29,164	57.5
Gross margin	23,999	44.4	21,562	42.5
Operating expenses:
Selling, general and administrative	12,290	22.7	14,321	28.2
Research and development	7,951	14.7	9,312	18.4
Amortization of intangible assets	1,762	3.3	1,985	3.9
Restructuring and other charges	1,268	2.4	(15)	—
Total operating expenses	23,271	43.1	25,603	50.5
Income (loss) from operations	728	1.3	(4,041)	(8.0)
Other (expense) income, net	(11)	0.0	418	0.9
Income (loss) from continuing operations before income taxes	717	1.3	(3,623)	(7.1)
Tax benefit	—	—	(1,319)	(2.6)
Income (loss) from continuing operations	717	1.3	(2,304)	(4.5)
(Loss) income from discontinued operations, net of taxes	(218)	(0.4)	48	0.1
Net income (loss)	$499	0.9%	$(2,256)	(4.4)%
REVENUES

(In thousands)	September 30, 2014	September 30, 2013	$ Change	% Change
MCE	$48,556	$43,488	$5,068	12%
MDS	5,379	7,916	(2,537)	(32)%
Eliminations	126	(678)	804	119%
Total revenues	$54,061	$50,726	$3,335	7%
Total revenues increased $3.3 million, or 7%, to $54.1 million during the three months ended September 30, 2014 as compared to the comparable period in fiscal 2014. This increase was driven by higher defense sales of $8.1 million, partially offset by lower commercial sales of $4.8 million. The increase in total revenues is primarily attributed to higher revenues from the Patriot, Aegis, SEWIP, and F-35 programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, decreased $5.0 million to $10.4 million during the three months ended September 30, 2014, compared to $15.4 million in the same period in the prior fiscal year. The decrease was primarily driven by lower revenues in the Asia Pacific region. International revenues represented 19% and 30% of total revenues during the three months ended September 30, 2014 and 2013, respectively.
Net MCE revenues increased $5.1 million, or 12%, during the three months ended September 30, 2014 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $9.9 million related to increases from the Patriot, Aegis, SEWIP, and F-35 programs, partially offset by lower foreign military sales and a $4.8 million decrease in commercial sales.
Net MDS revenues decreased $2.5 million, or 32%, during the three months ended September 30, 2014 as compared to the same period in the previous fiscal year. This decrease was primarily driven by lower revenues related to radar environment test and simulation sales.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 44.4% for the three months ended September 30, 2014, an increase of 190 basis points from the 42.5% gross margin achieved during the same period in fiscal 2014. The higher gross margin between years was due to a more favorable product mix, primarily driven by a recovery in our higher margin digital signal processing business within MCE and facilities consolidations as part of our integration plan.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $2.0 million, or 14%, to $12.3 million during the three months ended September 30, 2014, compared to $14.3 million during the comparable period in fiscal 2014. The decrease was primarily due to lower employee compensation expenses as a result of progress achieved on our plan of integrating and consolidating facilities, systems, and processes. Selling, general and administrative expenses decreased as a percentage of revenues to 22.7% during the three months ended September 30, 2014 from 28.2% during the same period in fiscal 2014 due to higher revenues in the first quarter of fiscal 2015 and overall expense reductions, as compared to the comparable period in fiscal 2014.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $1.3 million, or 15%, to $8.0 million during the three months ended September 30, 2014, compared to $9.3 million during the comparable period in fiscal 2014. The decrease was primarily due to higher customer funded development and lower headcount between years.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $0.2 million, or 11%, to $1.8 million for the three months ended September 30, 2014 as compared to $2.0 million during the comparable period in fiscal 2014, primarily due to a portion of the Micronetics related intangible assets being fully amortized during the first quarter of fiscal 2014.
RESTRUCTURING AND OTHER CHARGES
In fiscal 2014, the Company announced a restructuring plan ("2014 Plan") that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. During the first quarter of fiscal 2015, the Company incurred restructuring and other charges of $1.3 million, primarily associated with the second phase of the Chelmsford, Massachusetts headquarters consolidation and severance costs. Future restructuring expenses associated with the integration plan are expected to be approximately $1.1 million, and the actions resulting in those charges are expected to be completed by second quarter of fiscal 2015. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, MA, it will incur nominal, periodic restructuring charges through fiscal 2017.
OTHER INCOME, NET
Other income, net decreased to $0.0 million during the three months ended September 30, 2014, as compared to $0.4 million for the same period in fiscal 2014. The decrease was driven by a $0.3 million write off of an escrow receivable in the first quarter of fiscal 2015. Other income, net for the three months ended September 30, 2014 and 2013, also include $0.3 million related to the amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts. Interest income and interest expense for both periods were de minimis.
INCOME TAXES
We recorded income taxes of $0.0 million during the three months ended September 30, 2014 as compared to a $1.3 million income tax benefit for the comparable period in the prior fiscal year. Our income taxes for the three months ended September 30, 2014 differed from the federal statutory tax rate primarily due to the impact of Section 199 manufacturing deduction, stock compensation and state taxes. Our effective tax rate during the comparable period in fiscal 2014 also differed from the federal statutory rate primarily due to the impact of the federal research and development tax credits, Section 199 manufacturing deduction and stock compensation.
As of September 30, 2014, we had approximately $10.4 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to adjust the valuation allowance accordingly. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on the current financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on certain state research and development (“R&D”) and investment tax credits, and stock basis differences as of September 30, 2014 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $0.2 million in the three month ended in September 30, 2014 compared to income from discontinued operations of less than $0.1 million for the same period in fiscal 2014.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $5.0 million during the three months ended September 30, 2014 to $7.3 million as compared to $2.3 million for the comparable period in fiscal 2014. The increase in adjusted EBITDA is driven by higher revenues of $5.1 million primarily from defense programs, coupled with higher gross margins and lower operating expenses.
Adjusted EBITDA for MDS decreased $0.6 million during the three months ended September 30, 2014 to $0.5 million as compared to $1.1 million for the comparable period in fiscal 2014. The decrease in adjusted EBITDA was primarily due to lower revenues from radar environment test and simulation sales.
See Note L to our consolidated financial statements included in this report for more information regarding our operating segments.
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
Senior Unsecured Credit Facility
As of September 30, 2014, there was $86.6 million of borrowing capacity available under our credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The Company can borrow up to $200.0 million based on the Company's consolidated EBITDA for the trailing four quarters. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $3.8 million. We were in compliance with all covenants and conditions under the credit agreement.

Shelf Registration Statement
On August 15, 2014, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.
CASH FLOWS

	As of and for the three month period ended September 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$2,178	$2,173
Net cash used in investing activities	$(905)	$(1,108)
Net cash provided by (used in) financing activities	$392	$(61)
Net increase in cash and cash equivalents	$1,589	$980
Cash and cash equivalents at end of period	$48,876	$40,106
Our cash and cash equivalents increased by $1.6 million from June 30, 2014 to September 30, 2014, primarily as a result of $2.2 million in cash generated from operating activities, partially offset by $0.9 million in purchases of property and equipment.
Operating Activities
During the three months ended September 30, 2014 and 2013, we generated $2.2 million in cash from operating activities. During the three months ended September 30, 2014, we generated $2.8 million in higher comparable net income and had a $6.3 million decrease in cash used for payables and accrued expenses as compared to the same period in the prior year. These increases in cash generated from operations were partially offset by the timing of accounts receivable collections of $3.6 million, $1.4 million higher inventory purchases and $1.3 million lower deferred revenues and customer advances. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the three months ended September 30, 2014, we used $0.9 million in investing activities compared to a use of $1.1 million in investing activities during the same period in fiscal 2014. Both amounts represent purchases of property and equipment.
Financing Activities
During the three months ended September 30, 2014, we generated $0.4 million from financing activities compared to $0.1 million used for financing activities during the same period in fiscal 2014. The $0.5 million change in cash from financing activities was primarily due to a $0.3 million increase in excess tax benefits from stock-based compensation and a $0.2 million increase in proceeds from employee stock plans during the three months ended September 30, 2014.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2014:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$31,118	$31,118	$—	$—	$—
Operating leases	24,483	4,881	8,338	3,701	7,563
Capital lease obligations and other	190	190	—	—	—
	$55,791	$36,189	$8,338	$3,701	$7,563
We have a liability at September 30, 2014 of $3.2 million for uncertain tax positions that have been taken or is expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $31.1 million at September 30, 2014.
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
Adjusted EBITDA, the profitability measure for our segment reporting, is defined as income (loss) from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition costs and other related expenses, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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

The following table reconciles our income (loss) from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2014	2013
Income (loss) from continuing operations	$717	$(2,304)
Interest expense, net	5	14
Tax benefit	—	(1,319)
Depreciation	1,700	1,974
Amortization of intangible assets	1,762	1,985
Restructuring and other charges	1,268	(15)
Stock-based compensation cost	2,551	2,988
Adjusted EBITDA	$8,003	$3,323
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended September 30,
(In thousands)	2014	2013
Cash provided by operating activities	$2,178	$2,173
Capital expenditures for property and equipment	(905)	(1,108)
Free cash flow	$1,273	$1,065
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, an amendment of the FASB Accounting Standards Codification. The ASU has added additional disclosure requirements to the codification. It requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about the company’s ability to continue as a going concern. Substantial doubt exists if it is probable (the “probable” threshold under US GAAP has generally been interpreted to be between 75 and 80 percent) that the company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect a going concern problem in the foreseeable future, and therefore this guidance is not expected to have a material impact to our consolidated financial statements.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2014, we adopted FASB ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment of the FASB Accounting Standards Codification. The ASU requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist and certain criteria are met. Such adoption did not have a material impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2014 to September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no material changes from the factors disclosed in our 2014 Annual Report on Form 10-K filed on August 14, 2014, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Amended and Restated Performance-Based Restricted Stock Award Agreement under the 2005 Plan

10.2	Separation Agreement, dated as of September 3, 2014 by and between the Company and Kevin M. Bisson

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 6, 2014.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer