Form 10-Q
period 2014-12-31
MERCURY SYSTEMS INC
filed 2015-02-05
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
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
Shares of Common Stock outstanding as of January 31, 2015: 34,149,555 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$56,987	$47,287
Accounts receivable, net of allowance for doubtful accounts of $77 and $34 at December 31, 2014 and June 30, 2014, respectively	47,432	37,625
Unbilled receivables and costs in excess of billings	19,774	22,036
Inventory	30,011	31,655
Deferred income taxes	15,172	15,216
Prepaid income taxes	4,729	1,481
Prepaid expenses and other current assets	3,835	3,631
Current assets of discontinued operations	1,095	1,374
Total current assets	179,035	160,305
Restricted cash	264	265
Property and equipment, net	12,968	14,144
Goodwill	168,146	168,146
Intangible assets, net	21,481	25,006
Other non-current assets	1,238	987
Non-current assets of discontinued operations	2,235	4,859
Total assets	$385,367	$373,712
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,300	$7,054
Accrued expenses	8,817	8,377
Accrued compensation	8,979	9,983
Deferred revenues and customer advances	8,778	5,898
Current liabilities of discontinued operations	1,583	1,618
Total current liabilities	39,457	32,930
Deferred gain on sale-leaseback	1,507	2,086
Deferred income taxes	5,021	5,911
Income taxes payable	3,277	3,154
Other non-current liabilities	1,165	1,666
Non-current liabilities of discontinued operations	724	818
Total liabilities	51,151	46,565
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 32,222,498 and 31,284,273 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	322	312
Additional paid-in capital	248,228	241,725
Retained earnings	84,863	84,099
Accumulated other comprehensive income	803	1,011
Total shareholders’ equity	334,216	327,147
Total liabilities and shareholders’ equity	$385,367	$373,712
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenues	$57,089	$50,932	$111,150	$101,658
Cost of revenues	30,054	26,607	60,116	55,771
Gross margin	27,035	24,325	51,034	45,887
Operating expenses:
Selling, general and administrative	12,677	13,944	24,967	28,265
Research and development	7,895	10,142	15,846	19,454
Amortization of intangible assets	1,762	1,803	3,524	3,788
Restructuring and other charges	1,162	97	2,430	82
Total operating expenses	23,496	25,986	46,767	51,589
Income (loss) from operations	3,539	(1,661)	4,267	(5,702)
Interest income	4	3	7	4
Interest expense	(8)	(11)	(16)	(26)
Other income, net	398	440	392	872
Income (loss) from continuing operations before income taxes	3,933	(1,229)	4,650	(4,852)
Tax provision (benefit)	1,047	(442)	1,047	(1,761)
Income (loss) from continuing operations	2,886	(787)	3,603	(3,091)
Loss from discontinued operations, net of income taxes	(2,621)	(258)	(2,839)	(210)
Net income (loss)	$265	$(1,045)	$764	$(3,301)

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.02)	$0.11	$(0.10)
Loss from discontinued operations, net of income taxes	(0.08)	(0.01)	(0.09)	(0.01)
Net income (loss)	$0.01	$(0.03)	$0.02	$(0.11)

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.02)	$0.11	$(0.10)
Loss from discontinued operations, net of income taxes	(0.08)	(0.01)	(0.09)	(0.01)
Net income (loss)	$0.01	$(0.03)	$0.02	$(0.11)

Weighted-average shares outstanding:
Basic	32,052	30,988	31,880	30,820
Diluted	32,686	30,988	32,720	30,820

Comprehensive income (loss):
Net income (loss)	$265	$(1,045)	$764	$(3,301)
Foreign currency translation adjustments	(111)	(74)	(208)	(15)
Total comprehensive income (loss)	$154	$(1,119)	$556	$(3,316)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$764	$(3,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,150	8,028
Stock-based compensation expense	4,933	5,752
(Benefit) provision for deferred income taxes	(1,314)	796
Impairment of goodwill from discontinued operations	2,283	—
Excess tax benefit from stock-based compensation	(536)	(3)
Other non-cash items	(568)	(527)
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	(7,103)	7,332
Inventory	1,584	4,319
Prepaid income taxes	(3,587)	(6,312)
Prepaid expenses and other current assets	(182)	560
Other non-current assets	291	336
Accounts payable and accrued expenses	4,126	(6,495)
Deferred revenues and customer advances	2,458	(762)
Income taxes payable	123	—
Other non-current liabilities	(16)	(192)
Net cash provided by operating activities	10,406	9,531
Cash flows from investing activities:
Purchases of property and equipment	(2,123)	(3,934)
Decrease (increase) in other investing activities	1	(300)
Net cash used in investing activities	(2,122)	(4,234)
Cash flows from financing activities:
Proceeds from employee stock plans	1,313	580
Excess tax benefit from stock-based compensation	536	3
Payments of capital lease obligations	(320)	(343)
Net cash provided by financing activities	1,529	240
Effect of exchange rate changes on cash and cash equivalents	(113)	(128)
Net increase in cash and cash equivalents	9,700	5,409
Cash and cash equivalents at beginning of period	47,287	39,126
Cash and cash equivalents at end of period	$56,987	$44,535
Cash paid during the period for:
Interest	$16	$26
Income taxes	$5,512	$5,068
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,832	$8,313
Capital lease financings	$—	$494
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. is a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in the U.S.A. for critical defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company’s products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. The Company’s organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. The Company believes its total portfolio of services and solutions is unique in the industry for a commercial company.
The Company's goal is to grow and build on its position as a critical component of the defense industrial base and become the leading provider of open and affordable secure and sensor processing subsystems. The Mercury Commercial Electronics (“MCE”) operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. The Mercury Defense Systems (“MDS”) operating segment provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems and significant capabilities in signals intelligence ("SIGINT"), electro-optical/infrared ("EO/IR") processing technologies and radar environment test and simulation systems.
In June 2014, the Company initiated a plan to divest the Mercury Intelligence Systems (“MIS”) operating segment, based on the Company's strategic direction and investment priorities focusing on its core business. As a result, the Company's MIS operating segment met the “held for sale” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of June 30, 2014 and all reporting periods thereafter (see Note C to the Consolidated Financial Statements). The consolidated financial statements, excluding the statements of cash flows, and the notes to the consolidated financial statements were restated for all periods presented to reflect the discontinuation of the MIS operating segment, in accordance with FASB ASC 205. On January 23, 2015, the Company completed the sale of the MIS operating segment.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2014 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2014. The results for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 26% and 28% of total revenues in the three and six months ended December 31, 2014, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 56% and 42% of total revenues in the three and six months ended December 31, 2013, respectively.
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
Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of FASB ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company's revenue arrangements do not include a general right of return for delivered products. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or if the item could be resold by the customer.
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
The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied prospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	32,052	30,988	31,880	30,820
Effect of dilutive equity instruments	634	—	840	—
Diluted weighted-average shares outstanding	32,686	30,988	32,720	30,820
Equity instruments to purchase 654 and 740 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2014, because the equity instruments were anti-dilutive. Equity instruments to purchase 3,871 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2013, because the equity instruments were anti-dilutive.
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
As of June 30, 2014, the Company's MIS operating segment met the "held for sale" criteria in accordance with FASB ASC 205. As the Company will not have continuing involvement in the operations of MIS after its divestiture in January 2015, the MIS operating results have been reported as a discontinued operation for all periods presented. On January 23, 2015, the Company completed the sale of the MIS operating segment.
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

The amounts reported in loss from discontinued operations, net of income taxes were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenues of discontinued operations	$1,321	$2,158	$3,160	$5,372
Costs of discontinued operations:
Cost of revenues	951	1,545	2,176	3,736
Selling, general and administrative	600	809	1,247	1,588
Research and development	105	89	276	121
Amortization of intangible assets	124	124	248	248
Acquisition costs and other related expenses	76	—	109	—
Impairment of goodwill	2,283	—	2,283	—
Loss from discontinued operations before income taxes	(2,818)	(409)	(3,179)	(321)
Tax benefit	(197)	(151)	(340)	(111)
Loss from discontinued operations, net of income taxes	$(2,621)	$(258)	$(2,839)	$(210)

The amounts reported as assets and liabilities of the discontinued operations were as follows:

	December 31, 2014	June 30, 2014
Accounts receivable, net	$452	$925
Unbilled receivables and costs in excess of billings	133	248
Deferred income taxes	88	77
Prepaid income taxes	340	—
Prepaid expenses and other current assets	82	124
Property and equipment, net	387	475
Goodwill	—	2,283
Intangible assets, net	1,815	2,062
Other non-current assets	33	39
Assets of discontinued operations	$3,330	$6,233
Accounts payable	$5	$127
Accrued expenses	1,041	802
Accrued compensation	537	689
Deferred income taxes	724	818
Liabilities of discontinued operations	$2,307	$2,436

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Depreciation	$45	$39	$89	$77
Amortization of intangible assets	$124	$124	$248	$248
Capital expenditures	$—	$18	$—	$18
Impairment of goodwill	$2,283	$—	$2,283	$—
Stock-based compensation expense	$62	$101	$126	$148

During the three months ended December 31, 2014, the Company began exclusive negotiations with a potential buyer of MIS. Based primarily on these negotiations, the Company determined that the MIS reporting unit’s carrying value of goodwill exceeded its implied fair value, resulting in a goodwill impairment charge of $2,283. The impairment charge is reflected within discontinued operations of the Company’s accompanying consolidated financial statements.
On January 23, 2015, the Company completed the sale of the MIS operating segment for a selling price approximating the net book value of the business after the goodwill impairment charge recorded in the second fiscal quarter of 2015.

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
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at December 31, 2014:

	Fair Value Measurements
	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$56,987	$56,987	$—	$—
Restricted cash	264	264	—	—
Total	$57,251	$57,251	$—	$—
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

	December 31, 2014	June 30, 2014
Raw materials	$13,691	$13,755
Work in process	12,263	12,677
Finished goods	4,057	5,223
Total	$30,011	$31,655
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the carrying amount of goodwill by reporting units as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
MCE goodwill	$134,378	$134,378
MDS goodwill	33,768	33,768
Total goodwill	$168,146	$168,146
In the six months ended December 31, 2014, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE and MDS.

G.	Restructuring Plan

During fiscal 2014 the Company announced a restructuring plan (“2014 Plan”) that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The integration activities included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. During the three months ended December 31, 2014, the Company has successfully completed the integration plan and incurred restructuring and other charges of $1,162. These charges were primarily associated with the third phase of the Chelmsford, Massachusetts headquarters consolidation and severance related costs. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, MA, it will incur nominal, periodic restructuring charges through fiscal 2017. These restructuring and other charges affect the MCE reportable segment.
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2014	$1,371	$772	$2,143
MCE restructuring and other charges	997	1,498	2,495
MDS restructuring and other charges	33	—	33
Cash paid	(1,365)	(557)	(1,922)
Reversals(*)	(98)	—	(98)
Restructuring liability at December 31, 2014	$938	$1,713	$2,651
( *)    Reversals result from unused outplacement services.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and comprehensive income (loss) and any remaining obligations are expected to be paid by the end of fiscal 2017. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
The Company recorded a tax provision of $1,047 and a tax benefit of $442 on income from continuing operations before income taxes of $3,933 and loss from continuing operations before income taxes of $1,229 for the three months ended December 31, 2014 and 2013, respectively. The Company recorded a tax provision of $1,047 and a tax benefit of $1,761 on income from continuing operations before income taxes of $4,650 and loss from continuing operations before income taxes of $4,852 for the six months ended December 31, 2014 and 2013, respectively. Income tax for the three and six months ended December 31, 2014 differed from the federal statutory rate primarily due to the impact of federal research and development credits, Section 199 manufacturing deduction, stock compensation and state taxes. Income tax benefit for the three and six months ended December 31, 2013 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction, stock compensation and state taxes.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively reinstated and extended the federal research and development credits from January 1, 2014 through December 31, 2014. Based on the extension, the Company estimates that there was an additional $894 credit earned in calendar year 2014, of which $487 relating to fiscal year 2014 was recognized as a discrete benefit in the three months ended December 31, 2014.
The Company’s unrecognized tax positions increased by $123 during the three and six months ended December 31, 2014. The increase relates to reserves on the additional research and development credits for fiscal year 2014.
The Company estimates that unrecognized tax benefits of up to $1,022 could be realized within the next 12 months as a result of resolutions of tax positions and the expiration of applicable statutes of limitations. The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the six months ended December 31, 2014.

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
PURCHASE COMMITMENTS
As of December 31, 2014, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $34,336.

J.	Debt
Senior Unsecured Credit Facility
As of December 31, 2014, there was $101,357 of borrowing capacity available under the Company's credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The Company can borrow up to $200,000 based on the Company's consolidated EBITDA for the trailing four quarters. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $3,934. The Company was in compliance with all covenants and conditions under the credit agreement.

K.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 11,424 shares at December 31, 2014. On October 21, 2014, the Company's number of shares authorized for issuance under the 2005 Plan increased 3,406 shares, including 206 shares as a result of cancellations, forfeitures or terminations under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 3,548 shares available for future grant under the 2005 Plan at December 31, 2014.
On August 15, 2014, as part of the Company's ongoing annual equity grant program for employees, the Company granted, for the first time, performance-based restricted stock awards to certain executives pursuant to the 2005 Plan. These performance awards vest annually over a three year requisite service period subject to the achievement of specific financial performance targets related to adjusted EBITDA as a percentage of revenue. Based on the performance targets, these awards require graded vesting that results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company will monitor the probability of achieving the performance targets on a quarterly basis and may adjust periodic compensation expense accordingly.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 41 and 55 shares issued under the ESPP during the six months ended December 31, 2014 and 2013, respectively. Shares available for future purchase under the ESPP totaled 123 at December 31, 2014.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2014	1,435	$11.76	2.23
Granted	—	—
Exercised	(221)	7.63
Cancelled	(70)	21.48
Outstanding at December 31, 2014	1,144	$11.98	1.99
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2014:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	2,091	$10.15
Granted	759	11.63
Vested	(733)	10.37
Forfeited	(160)	10.79
Outstanding at December 31, 2014	1,957	$10.59
STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2014 and 2013 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Cost of revenues	$115	$192	$266	$399
Selling, general and administrative	1,778	2,004	3,744	4,318
Research and development	363	420	797	887
Share-based compensation expense before tax	2,256	2,616	4,807	5,604
Income tax benefit	(839)	(894)	(1,759)	(1,966)
Net compensation expense	$1,417	$1,722	$3,048	$3,638

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

	MCE	MDS	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2014
Net revenues to unaffiliated customers	$51,806	$4,767	$516	$57,089
Intersegment revenues	923	72	(995)	—
Net revenues	$52,729	$4,839	$(479)	$57,089
Adjusted EBITDA	$10,510	$284	$(87)	$10,707
THREE MONTHS ENDED DECEMBER 31, 2013
Net revenues to unaffiliated customers	$42,305	$8,445	$182	$50,932
Intersegment revenues	2,733	—	(2,733)	—
Net revenues	$45,038	$8,445	$(2,551)	$50,932
Adjusted EBITDA	$4,082	$1,066	$89	$5,237
SIX MONTHS ENDED DECEMBER 31, 2014
Net revenues to unaffiliated customers	$100,362	$10,147	$641	$111,150
Intersegment revenues	1,425	211	(1,636)	—
Net revenues	$101,787	$10,358	$(995)	$111,150
Adjusted EBITDA	$17,799	$770	$141	$18,710
SIX MONTHS ENDED DECEMBER 31, 2013
Net revenues to unaffiliated customers	$85,793	$16,361	$(496)	$101,658
Intersegment revenues	3,847	—	(3,847)	—
Net revenues	$89,640	$16,361	$(4,343)	$101,658
Adjusted EBITDA	$6,425	$2,128	$7	$8,560
The following table reconciles the Company’s income (loss) from continuing operations, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Income (loss) from continuing operations	$2,886	$(787)	$3,603	$(3,091)
Interest expense, net	4	8	9	22
Tax provision (benefit)	1,047	(442)	1,047	(1,761)
Depreciation	1,590	1,942	3,290	3,916
Amortization of intangible assets	1,762	1,803	3,524	3,788
Restructuring and other charges	1,162	97	2,430	82
Stock-based compensation expense	2,256	2,616	4,807	5,604
Adjusted EBITDA	$10,707	$5,237	$18,710	$8,560

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2014
Net revenues to unaffiliated customers	$55,625	$355	$1,109	$—	$57,089
Inter-geographic revenues	964	179	—	(1,143)	—
Net revenues	$56,589	$534	$1,109	$(1,143)	$57,089
THREE MONTHS ENDED DECEMBER 31, 2013
Net revenues to unaffiliated customers	$50,351	$451	$130	$—	$50,932
Inter-geographic revenues	679	47	—	(726)	—
Net revenues	$51,030	$498	$130	$(726)	$50,932
SIX MONTHS ENDED DECEMBER 31, 2014
Net revenues to unaffiliated customers	$108,710	$701	$1,739	$—	$111,150
Inter-geographic revenues	1,547	179	—	(1,726)	—
Net revenues	$110,257	$880	$1,739	$(1,726)	$111,150
SIX MONTHS ENDED DECEMBER 31, 2013
Net revenues to unaffiliated customers	$99,806	$959	$893	$—	$101,658
Inter-geographic revenues	1,498	204	140	(1,842)	—
Net revenues	$101,304	$1,163	$1,033	$(1,842)	$101,658
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2014	$12,928	$36	$4	$—	$12,968
June 30, 2014	$14,090	$48	$6	$—	$14,144
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Raytheon Company	36%	12%	35%	13%
Lockheed Martin Corporation	18%	31%	24%	21%
Northrop Grumman Corporation	*	14%	*	15%
	54%	57%	59%	49%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Patriot	18%	*	18%	*
SEWIP	*	*	13%	*
F-35	11%	*	11%	*
Aegis	10%	28%	10%	16%
	39%	28%	52%	16%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.
On January 23, 2015, the Company completed the sale of the MIS operating segment for a selling price approximating the net book value of that business unit on the date of sale.

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
OVERVIEW
Mercury Systems, Inc. is a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in the U.S.A. for critical defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. Mercury Systems operates across a broad spectrum of defense programs and, effective for fiscal 2015, we deliver our solutions and services via two business units: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. In the fourth quarter of fiscal 2014, we initiated a plan to divest our Mercury Intelligence Systems business unit. Consequently, its operating results are included in discontinued operations for all periods presented (see Note C to the consolidated financial statements).
As of December 31, 2014, we had 625 employees. Our revenue, income from continuing operations and adjusted EBITDA for the three month period ended December 31, 2014 were $57.1 million, $2.9 million, and $10.7 million, respectively. Our revenue, income from continuing operations and adjusted EBITDA for the six month period ended December 31, 2014 were $111.2 million, $3.6 million, and $18.7 million respectively. See the Non-GAAP Financial Measures section for a reconciliation of our income from continuing operations to adjusted EBITDA.
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

For the six months ended December 31, 2014, MCE accounted for approximately 91% of our total net revenues.
Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open, affordable EW, electronic attack ("EA") and electronic counter measure ("ECM") subsystems, SIGINT and electro-optical/infrared ("EO/IR") processing technologies, and radar environment test and simulation systems. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from our MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
For the six months ended December 31, 2014, MDS accounted for approximately 9% of our total net revenues.
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
RESULTS OF OPERATIONS:
Three months ended December 31, 2014 compared to the three months ended December 31, 2013
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2014	As a % of Total Net Revenue	December 31, 2013	As a % of Total Net Revenue
Net revenues	$57,089	100.0%	$50,932	100.0%
Cost of revenues	30,054	52.6	26,607	52.2
Gross margin	27,035	47.4	24,325	47.8
Operating expenses:
Selling, general and administrative	12,677	22.2	13,944	27.4
Research and development	7,895	13.9	10,142	20.0
Amortization of intangible assets	1,762	3.1	1,803	3.5
Restructuring and other charges	1,162	2.0	97	0.2
Total operating expenses	23,496	41.2	25,986	51.1
Income (loss) from operations	3,539	6.2	(1,661)	(3.3)
Other income, net	394	0.7	432	0.9
Income (loss) from continuing operations before income taxes	3,933	6.9	(1,229)	(2.4)
Tax provision (benefit)	1,047	1.8	(442)	(0.9)
Income (loss) from continuing operations	2,886	5.1	(787)	(1.5)
Loss from discontinued operations, net of taxes	(2,621)	(4.6)	(258)	(0.6)
Net income (loss)	$265	0.5%	$(1,045)	(2.1)%
REVENUES

(In thousands)	December 31, 2014	December 31, 2013	$ Change	% Change
MCE	$51,806	$42,305	$9,501	22%
MDS	4,767	8,445	(3,678)	(44)%
Eliminations	516	182	334	184%
Total revenues	$57,089	$50,932	$6,157	12%

Total revenues increased $6.2 million, or 12%, to $57.1 million during the three months ended December 31, 2014 as compared to the comparable period in fiscal 2014. This increase was driven by higher defense sales of $4.9 million and higher commercial sales of $1.3 million. The increase in total revenues is primarily attributed to higher revenues from the Patriot, SEWIP, and F-35 programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, increased $5.3 million to $14.6 million during the three months ended December 31, 2014, compared to $9.3 million in the same period in the prior fiscal year. The increase was primarily driven by higher revenues from the Patriot, Aegis, and Global Hawk programs. International revenues represented 26% and 18% of total revenues during the three months ended December 31, 2014 and 2013, respectively.
Net MCE revenues increased $9.5 million, or 22%, during the three months ended December 31, 2014 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $8.2 million related to increases from the Patriot, SEWIP, and F-35 programs, and a $1.3 million increase in commercial sales.
Net MDS revenues decreased $3.7 million, or 44%, during the three months ended December 31, 2014 as compared to the same period in the previous fiscal year. This decrease was primarily driven by lower revenues related to the Gorgon Stare program in the most recent quarter.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 47.4% for the three months ended December 31, 2014, a slight decrease of 40 basis points from the 47.8% gross margin achieved during the same period in fiscal 2014. The slightly lower gross margin between years was due to changes in product mix, including more revenues from certain lower-margin commercial products in the three months ended December 31, 2014 as compared to the same period in the prior fiscal year.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $1.2 million, or 9%, to $12.7 million during the three months ended December 31, 2014, compared to $13.9 million during the comparable period in fiscal 2014. The decrease was primarily due to lower employee compensation expenses as a result of further progress achieved on our plan of integrating and consolidating facilities, systems, and processes. This plan was successfully completed in the second quarter of fiscal 2015. Selling, general and administrative expenses decreased as a percentage of revenues to 22.2% during the three months ended December 31, 2014 from 27.4% during the same period in fiscal 2014 due to higher revenues in the second quarter of fiscal 2015 coupled with overall expense reductions, as compared to the comparable period in fiscal 2014.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $2.2 million, or 22%, to $7.9 million during the three months ended December 31, 2014, compared to $10.1 million during the comparable period in fiscal 2014. The decrease was primarily due to higher customer funded development during fiscal 2015.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $1.8 million for both the three months ended December 31, 2014 and 2013.
RESTRUCTURING AND OTHER CHARGES
In fiscal 2014, the Company announced a restructuring plan ("2014 Plan") that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. During the second quarter of fiscal 2015, the 2014 Plan was completed and the Company incurred restructuring and other charges of $1.2 million, primarily associated with the final phase of the Chelmsford, Massachusetts headquarters consolidation and severance costs. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, Massachusetts, it will incur nominal, periodic restructuring charges through fiscal 2017.
OTHER INCOME, NET
Other income, net was $0.4 million during both the three months ended December 31, 2014 and 2013. Other income, net for the three months ended December 31, 2014 and 2013, include $0.3 million related to the amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts. Interest income and interest expense for both periods were de minimis.

INCOME TAXES
We recorded an income tax provision of $1.0 million during the three months ended December 31, 2014 as compared to a $0.4 million income tax benefit for the comparable period in the prior fiscal year. Our income taxes for the three months ended December 31, 2014 differed from the federal statutory tax rate primarily due to the impact of federal research and development credits, Section 199 manufacturing deduction, stock compensation and state taxes. Our income tax benefit during the comparable period in fiscal 2014 also differed from the federal statutory rate primarily due to the impact of the federal research and development tax credits, Section 199 manufacturing deduction, and stock compensation.
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $2.6 million in the three month ended in December 31, 2014 compared to a loss from discontinued operations of $0.3 million for the same period in fiscal 2014. The loss from discontinued operations during the three months ended December 31, 2014 included a $2.3 million impairment of goodwill in our MIS business. On January 23, 2015, we completed the sale of MIS for a price approximating the net book value of that business unit on the date of sale.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $6.4 million during the three months ended December 31, 2014 to $10.5 million as compared to $4.1 million for the comparable period in fiscal 2014. The increase in adjusted EBITDA is driven by higher revenues of $9.5 million primarily from defense programs, coupled with lower operating expenses.
Adjusted EBITDA for MDS decreased $0.8 million during the three months ended December 31, 2014 to $0.3 million as compared to $1.1 million for the comparable period in fiscal 2014. The decrease in adjusted EBITDA was primarily due to lower revenues from the Gorgon Stare program.
See Note L to our consolidated financial statements included in this report for more information regarding our operating segments.
Six months ended December 31, 2014 compared to the six months ended December 31, 2013
The following tables set forth, for the six months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2014	As a % of Total Net Revenue	December 31, 2013	As a % of Total Net Revenue
Net revenues	$111,150	100.0%	$101,658	100.0%
Cost of revenues	60,116	54.1	55,771	54.9
Gross margin	51,034	45.9	45,887	45.1
Operating expenses:
Selling, general and administrative	24,967	22.5	28,265	27.8
Research and development	15,846	14.2	19,454	19.1
Amortization of intangible assets	3,524	3.2	3,788	3.7
Restructuring and other charges	2,430	2.2	82	0.1
Total operating expenses	46,767	42.1	51,589	50.7
Income (loss) from operations	4,267	3.8	(5,702)	(5.6)
Other income, net	383	0.4	850	0.8
Income (loss) from continuing operations before income taxes (benefit)	4,650	4.2	(4,852)	(4.8)
Tax provision (benefit)	1,047	0.9	(1,761)	(1.8)
Income (loss) from continuing operations	$3,603	3.3	$(3,091)	(3.0)
Loss from discontinued operations, net of income taxes	(2,839)	(2.6)	(210)	(0.2)
Net income (loss)	$764	0.7%	$(3,301)	(3.2)%

REVENUES

(In thousands)	December 31, 2014	December 31, 2013	$ Change	% Change
MCE	$100,362	$85,793	$14,569	17%
MDS	10,147	16,361	(6,214)	(38)%
Eliminations	641	(496)	1,137	229%
Total revenues	$111,150	$101,658	$9,492	9%
Total revenues increased $9.5 million, or 9%, to $111.2 million during the six months ended December 31, 2014 as compared to the comparable period in fiscal 2014. This increase was driven by higher defense sales of $13.0 million, partially offset by a $3.5 million decrease in commercial sales. The increase in total revenues is primarily attributed to increases in the Patriot, SEWIP, and F-35 programs that were partially offset by lower revenues from the Aegis and Gorgon Stare programs.
Net MCE revenues increased $14.6 million, or 17%, during the six months ended December 31, 2014 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $18.1 million related to increases in the Aegis, Patriot, F-35, and Global Hawk programs, partially offset by a $3.5 million decrease in commercial sales.
Net MDS revenues decreased $6.2 million, or 38%, during the six months ended December 31, 2014 as compared to the same period in the prior fiscal year. This decrease was primarily driven by lower revenues related to the Gorgon Stare program and radar environment test and simulation sales.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 45.9% for the six months ended December 31, 2014, as compared to 45.1% gross margin during the same period in fiscal 2014. The higher gross margin between years was due to a more favorable product mix, primarily driven by stronger revenues in our higher margin digital signal processing products within MCE.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $3.3 million, or 12%, to $25.0 million during the six months ended December 31, 2014, compared to $28.3 million during the comparable period in fiscal 2014. The decrease was primarily due to lower employee compensation expenses as a result of further progress achieved on our plan of integrating and consolidating facilities, systems and processes. This plan was successfully completed in the second quarter of fiscal 2015. Selling, general and administrative expenses decreased as a percentage of revenues to 22.5% during the six months ended December 31, 2014 from 27.8% during the same period in fiscal 2014 due to higher revenues in the first six months of fiscal 2015 coupled with overall expense reductions, as compared to the comparable period in fiscal 2014.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $3.6 million, or 19%, to $15.8 million during the six months ended December 31, 2014, compared to $19.4 million during the comparable period in fiscal 2014. The decrease was primarily due to higher customer funded development and lower headcount during fiscal 2015.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $0.3 million, or 7%, to $3.5 million during the six months ended December 31, 2014, compared to $3.8 million during the comparable period in fiscal 2014, primarily due to a portion of the Micronetics related intangible assets being fully amortized during the first quarter of fiscal 2014.

RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $2.4 million for the six months ended December 31, 2014, as compared to less than $0.1 million during the comparable period in fiscal 2014. In fiscal 2014, the Company announced a restructuring plan ("2014 Plan") that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. During the first six months of fiscal 2015, the 2014 Plan was completed and the Company incurred restructuring and other charges of 2.4 million, primarily associated with the final phases of the Chelmsford, Massachusetts headquarters consolidation and severance costs. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, Massachusetts, it will incur nominal, periodic restructuring charges through fiscal 2017.
OTHER INCOME, NET
Other income, net decreased to $0.4 million during the six months ended December 31, 2014, as compared to $0.9 million for the same period in fiscal 2014. The decrease was driven by a $0.3 million write off of an escrow receivable in the first half of fiscal 2015. Other income, net for the six months ended December 31, 2014 and 2013, also includes $0.6 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts. Interest income and interest expense for both periods were de minimis.
INCOME TAXES
We recorded an income tax provision of $1.0 million during the six months ended December 31, 2014 as compared to a $1.8 million income tax benefit for the comparable period in the prior fiscal year. Our income taxes for the six months ended December 31, 2014 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits, Section 199 manufacturing deduction, stock compensation and state taxes. Our income tax benefit during the comparable period in fiscal 2014 also differed from the federal statutory rate primarily due to the impact of the federal research and development tax credits, Section 199 manufacturing deduction, stock compensation and state taxes.
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $2.8 million in the six months ended in December 31, 2014 compared to loss from discontinued operations of $0.2 million for the same period in fiscal 2014. The loss from discontinued operations during the six months ended December 31, 2014 included a $2.3 million impairment of goodwill in our MIS business. On January 23, 2015, we completed the sale of MIS for a price approximating the net book value of that business unit on the date of sale.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $11.4 million during the six months ended December 31, 2014 to $17.8 million as compared to $6.4 million for the comparable period in fiscal 2014. The increase in adjusted EBITDA is primarily driven by higher revenues of $14.6 million primarily from the Patriot, SEWIP and F-35 programs, coupled with higher gross margins.
Adjusted EBITDA for MDS decreased $1.4 million during the six months ended December 31, 2014 to $0.8 million as compared to $2.2 million for the comparable period in fiscal 2014. The decrease in adjusted EBITDA was primarily due to lower revenues from the Gorgon Stare program and radar environment test and simulation sales.
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
Senior Unsecured Credit Facility
As of December 31, 2014, there was $101.4 million of borrowing capacity available under our credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The Company can borrow up to $200.0 million based on the Company's consolidated EBITDA for the trailing four quarters. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $3.9 million. We were in compliance with all covenants and conditions under the credit agreement.
Shelf Registration Statement
On August 15, 2014, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.
CASH FLOWS

	As of and for the six month period ended December 31,
(In thousands)	2014	2013
Net cash provided by operating activities	$10,406	$9,531
Net cash used in investing activities	$(2,122)	$(4,234)
Net cash provided by financing activities	$1,529	$240
Net increase in cash and cash equivalents	$9,700	$5,409
Cash and cash equivalents at end of period	$56,987	$44,535
Our cash and cash equivalents increased by $9.7 million from June 30, 2014 to December 31, 2014, primarily as a result of $10.4 million in cash generated from operating activities, partially offset by $2.1 million in purchases of property and equipment.
Operating Activities
During the six months ended December 31, 2014, we generated $10.4 million in cash from operating activities compared to $9.5 million in cash generated from operating activities during the same period in fiscal 2014. During the six months ended December 31, 2014, we generated $4.1 million in higher comparable net income, had a $10.6 million decrease in cash used for payables and accrued expenses, and $3.2 million more cash generated from deferred revenue and customer advances as compared to the same period in the prior year. These increases in cash generated from operations were partially offset by the timing of accounts receivable collections of $14.4 million, and $2.7 million in higher inventory purchases and $2.1 million lower provision related to deferred taxes. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the six months ended December 31, 2014, we used $2.1 million in investing activities compared to a use of $4.2 million in investing activities during the same period in fiscal 2014. Both amounts represent purchases of property and equipment and changes in restricted cash.
Financing Activities
During the six months ended December 31, 2014, we generated $1.5 million from financing activities compared to $0.2 million generated from financing activities during the same period in fiscal 2014. The $1.3 million change in cash from financing activities was primarily due to a $0.7 million increase in proceeds from employee stock plans and a $0.5 million increase in excess tax benefits from stock-based compensation during the six months ended December 31, 2014.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2014:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$34,336	$34,336	$—	$—	$—
Operating leases	23,472	5,036	7,648	3,642	7,146
Capital lease obligations and other	126	126	—	—	—
	$57,934	$39,498	$7,648	$3,642	$7,146
We have a liability at December 31, 2014 of $3.3 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $34.3 million at December 31, 2014.
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
Deferred Tax Assets
As of December 31, 2014, we had approximately $10.9 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to adjust the valuation allowance accordingly. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on the current financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on certain state research and development and investment tax credits, and stock basis differences as of December 31, 2014 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
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
The following table reconciles our income (loss) from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2014	2013	2014	2013
Income (loss) from continuing operations	$2,886	$(787)	$3,603	$(3,091)
Interest expense, net	4	8	9	22
Tax provision (benefit)	1,047	(442)	1,047	(1,761)
Depreciation	1,590	1,942	3,290	3,916
Amortization of intangible assets	1,762	1,803	3,524	3,788
Restructuring and other charges	1,162	97	2,430	82
Stock-based compensation cost	2,256	2,616	4,807	5,604
Adjusted EBITDA	$10,707	$5,237	$18,710	$8,560
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2014	2013	2014	2013
Cash provided by operating activities	$8,229	$7,358	$10,406	$9,531
Capital expenditures for property and equipment	(1,218)	(2,826)	(2,123)	(3,934)
Free cash flow	$7,011	$4,532	$8,283	$5,597
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

In November 2014, the FASB issued ASU No. 2014-14, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), an amendment of the FASB Accounting Standards Codification. This ASU allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. As this guidance is applicable to acquired entities, we do not expect this guidance to have a material impact to our consolidated financial statements.
For additional recently issued accounting pronouncements that have been issued, but are not yet effective, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 14, 2014.
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
Effective October 1, 2014, we adopted FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), an amendment of the FASB Accounting Standards Codification. The ASU clarifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Additionally, the amendments in this ASU require expanded disclosure for discontinued operations to provide users with more information about the assets, liabilities, revenues, and expenses. Such adoption did not have a material impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2014 to December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 5, 2015.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer