Form 10-Q
period 2015-03-31
MERCURY SYSTEMS INC
filed 2015-05-07
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Shares of Common Stock outstanding as of April 30, 2015: 34,198,343 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$66,520	$47,287
Accounts receivable, net of allowance for doubtful accounts of $57 and $34 at March 31, 2015 and June 30, 2014, respectively	47,552	37,625
Unbilled receivables and costs in excess of billings	20,475	22,036
Inventory	32,526	31,655
Deferred income taxes	13,044	15,216
Prepaid income taxes	3,981	1,481
Prepaid expenses and other current assets	3,661	3,631
Current assets of discontinued operations	—	1,374
Total current assets	187,759	160,305
Restricted cash	264	265
Property and equipment, net	12,391	14,144
Goodwill	168,146	168,146
Intangible assets, net	19,739	25,006
Other non-current assets	941	987
Non-current assets of discontinued operations	—	4,859
Total assets	$389,240	$373,712
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,387	$7,054
Accrued expenses	9,190	8,377
Accrued compensation	9,062	9,983
Deferred revenues and customer advances	8,094	5,898
Current liabilities of discontinued operations	—	1,618
Total current liabilities	40,733	32,930
Deferred gain on sale-leaseback	1,218	2,086
Deferred income taxes	3,174	5,911
Income taxes payable	2,255	3,154
Other non-current liabilities	1,195	1,666
Non-current liabilities of discontinued operations	—	818
Total liabilities	48,575	46,565
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 32,361,497 and 31,284,273 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	324	312
Additional paid-in capital	251,000	241,725
Retained earnings	88,538	84,099
Accumulated other comprehensive income	803	1,011
Total shareholders’ equity	340,665	327,147
Total liabilities and shareholders’ equity	$389,240	$373,712
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenues	$59,578	$53,393	$170,728	$155,051
Cost of revenues	31,660	29,017	91,776	84,788
Gross margin	27,918	24,376	78,952	70,263
Operating expenses:
Selling, general and administrative	11,842	12,363	36,809	40,628
Research and development	8,115	8,166	23,961	27,620
Amortization of intangible assets	1,744	1,777	5,268	5,565
Restructuring and other charges	27	3,477	2,457	3,559
Acquisition costs and other related expenses	33	—	33	—
Total operating expenses	21,761	25,783	68,528	77,372
Income (loss) from operations	6,157	(1,407)	10,424	(7,109)
Interest income	6	2	13	6
Interest expense	(7)	(11)	(23)	(37)
Other income, net	7	337	399	1,209
Income (loss) from continuing operations before income taxes	6,163	(1,079)	10,813	(5,931)
Tax provision (benefit)	1,469	(809)	2,516	(2,570)
Income (loss) from continuing operations	4,694	(270)	8,297	(3,361)
Loss from discontinued operations, net of income taxes	(1,019)	(308)	(3,858)	(518)
Net income (loss)	$3,675	$(578)	$4,439	$(3,879)

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.01)	$0.26	$(0.11)
Loss from discontinued operations, net of income taxes	(0.03)	(0.01)	(0.12)	(0.02)
Net income (loss)	$0.11	$(0.02)	$0.14	$(0.13)

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.01)	$0.25	$(0.11)
Loss from discontinued operations, net of income taxes	(0.03)	(0.01)	(0.12)	(0.02)
Net income (loss)	$0.11	$(0.02)	$0.13	$(0.13)

Weighted-average shares outstanding:
Basic	32,298	31,156	32,001	30,932
Diluted	33,233	31,156	32,953	30,932

Comprehensive income (loss):
Net income (loss)	$3,675	$(578)	$4,439	$(3,879)
Foreign currency translation adjustments	—	23	(208)	8
Total comprehensive income (loss)	$3,675	$(555)	$4,231	$(3,871)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,439	$(3,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	10,446	11,892
Stock-based compensation expense	6,765	7,466
Benefit for deferred income taxes	(817)	(5,177)
Impairment of goodwill from discontinued operations	2,283	—
Excess tax benefit from stock-based compensation	(834)	(16)
Loss on sale of discontinued operations	892	—
Other non-cash items	(234)	(740)
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	(8,373)	(3,807)
Inventory	(969)	2,144
Prepaid income taxes	(2,499)	(744)
Prepaid expenses and other current assets	49	2,801
Other non-current assets	428	840
Accounts payable and accrued expenses	7,019	2,646
Deferred revenues and customer advances	1,853	(1,287)
Income taxes payable	(898)	(109)
Other non-current liabilities	(30)	(298)
Net cash provided by operating activities	19,520	11,732
Cash flows from investing activities:
Purchases of property and equipment	(3,467)	(5,067)
Proceeds from sale of discontinued operations	885	—
Decrease (increase) in other investing activities	1	(300)
Net cash used in investing activities	(2,581)	(5,367)
Cash flows from financing activities:
Proceeds from employee stock plans	2,048	872
Excess tax benefit from stock-based compensation	834	16
Payments of capital lease obligations	(481)	(564)
Net cash provided by financing activities	2,401	324
Effect of exchange rate changes on cash and cash equivalents	(107)	(105)
Net increase in cash and cash equivalents	19,233	6,584
Cash and cash equivalents at beginning of period	47,287	39,126
Cash and cash equivalents at end of period	$66,520	$45,710
Cash paid during the period for:
Interest	$23	$38
Income taxes	$5,749	$4,733
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$9,514	$8,313
Capital lease financings	$—	$494
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

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2014 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2014. The results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 26% and 27% of total revenues in the three and nine months ended March 31, 2015, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 35% and 40% of total revenues in the three and nine months ended March 31, 2014, respectively.
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
The Company defines service revenues as revenue from activities that are not associated with the design, development, production, or delivery of tangible assets, software or specific capabilities sold by us. Examples of the Company's service revenues include: consulting, maintenance and other support, testing and installation. The Company combines its product and service revenues into a single class as service revenues do not exceed 10 percent of total revenues.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Basic weighted-average shares outstanding	32,298	31,156	32,001	30,932
Effect of dilutive equity instruments	935	—	952	—
Diluted weighted-average shares outstanding	33,233	31,156	32,953	30,932
Equity instruments to purchase 147 and 428 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2015, because the equity instruments were anti-dilutive. Equity instruments to purchase 3,590 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2014, because the equity instruments were anti-dilutive.
C.Discontinued Operations
During the fourth quarter of fiscal 2014, the Company conducted a strategic review of the Mercury Intelligence Systems (“MIS”) operating segment which encompassed an assessment of MIS' financial performance and contemporaneous future financial projections. The Company, with Board of Director's approval, concluded that a plan to divest the MIS operating segment would be in the best interests of the Company and its shareholders.
As of June 30, 2014, the Company's MIS operating segment met the "held for sale" criteria in accordance with FASB ASC 205. The MIS operating results have been reported as a discontinued operation for all periods presented. On January 23, 2015, the Company completed the sale of MIS for approximately $1,600. The sale resulted in net proceeds of $885 and a loss on disposal of $892, which is reflected within discontinued operations of the Company's accompanying consolidated financial statements. The Company does not have continuing involvement in the operations of MIS after its divestiture.
During the three months ended December 31, 2014, the Company determined that the MIS reporting unit’s carrying value of goodwill exceeded its implied fair value, resulting in a goodwill impairment charge of $2,283. The impairment charge is reflected within discontinued operations of the Company’s accompanying consolidated financial statements.

The amounts reported in loss from discontinued operations, net of income taxes were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenues of discontinued operations	$333	$2,107	$3,493	$7,479
Costs of discontinued operations:
Cost of revenues	209	1,356	2,385	5,092
Selling, general and administrative	715	738	1,961	2,327
Research and development	29	211	305	332
Amortization of intangible assets	32	124	279	371
Restructuring and other charges	—	25	—	25
Acquisition costs and other related expenses	(109)	—	—	—
Impairment of goodwill	—	—	2,283	—
Loss from discontinued operations before income taxes	(543)	(347)	(3,720)	(668)
Loss on disposal of discontinued operations before income taxes	(892)	—	(892)	—
Tax benefit	(416)	(39)	(754)	(150)
Loss from discontinued operations, net of income taxes	$(1,019)	$(308)	$(3,858)	$(518)

The amounts reported as assets and liabilities of the discontinued operations were as follows:

June 30, 2014
Accounts receivable, net	$925
Unbilled receivables and costs in excess of billings	248
Deferred income taxes	77
Prepaid income taxes	—
Prepaid expenses and other current assets	124
Property and equipment, net	475
Goodwill	2,283
Intangible assets, net	2,062
Other non-current assets	39
Assets of discontinued operations	$6,233
Accounts payable	$127
Accrued expenses	802
Accrued compensation	689
Deferred income taxes	818
Liabilities of discontinued operations	$2,436

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Depreciation	$11	$40	$100	$117
Amortization of intangible assets	$32	$124	$279	$371
Capital expenditures	$—	$44	$—	$62
Restructuring and other charges	$—	$25	$—	$25
Impairment of goodwill	$—	$—	$2,283	$—
Stock-based compensation expense	$(38)	$48	$89	$196

D.	Fair Value of Financial Instruments
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
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2015:

	Fair Value Measurements
	March 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$66,520	$66,520	$—	$—
Restricted cash	264	264	—	—
Total	$66,784	$66,784	$—	$—
The carrying values of cash and cash equivalents, including all U.S. Treasury Bills and money market funds, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

E.	Inventory
Inventory is stated at the lower of cost (first-in, first-out) or market value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. Once an item is written down, the value becomes the new inventory cost basis. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, history, product mix and possible alternative uses. Inventory was comprised of the following:

	March 31, 2015	June 30, 2014
Raw materials	$15,244	$13,755
Work in process	12,994	12,677
Finished goods	4,288	5,223
Total	$32,526	$31,655

There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the carrying amount of goodwill by reporting units as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
MCE goodwill	$134,378	$134,378
MDS goodwill	33,768	33,768
Total goodwill	$168,146	$168,146
In the nine months ended March 31, 2015, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
The Company determines its reporting units in accordance with FASB ASC 350, by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE and MDS.

G.	Restructuring

During fiscal 2014 the Company announced a restructuring plan that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. This acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. The Company had successfully completed the acquisition integration activities during the second fiscal quarter of 2015. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, MA, it will incur nominal, periodic restructuring charges through fiscal 2017 in its MCE reportable segment. During the three months ended March 31, 2015, the Company has incurred restructuring and other charges of $27.
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2014	$1,371	$772	$2,143
MCE restructuring and other charges	997	1,601	2,598
MDS restructuring and other charges	49	—	49
Cash paid	(1,785)	(849)	(2,634)
Reversals(*)	(190)	—	(190)
Restructuring liability at March 31, 2015	$442	$1,524	$1,966
( *)    Reversals result from unused outplacement services.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and comprehensive income (loss) and any remaining obligations are expected to be paid by the end of fiscal 2017. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.
On April 23, 2015, the Company incurred restructuring and other charges related to involuntary separation costs associated with a headcount reduction within its MCE reportable segment. The Company expects to incur approximately $700 by the end of the fourth quarter related to the continued optimization of its advanced microelectronics centers.

H.	Income Taxes
The Company recorded a tax provision of $1,469 and a tax benefit of $809 on income from continuing operations before income taxes of $6,163 and loss from continuing operations before income taxes of $1,079 for the three months ended March 31, 2015 and 2014, respectively. The Company recorded a tax provision of $2,516 and a tax benefit of $2,570 on income from continuing operations before income taxes of $10,813 and a loss from continuing operations before income taxes of $5,931 for the nine months ended March 31, 2015 and 2014, respectively. Income tax provision for the three and nine months ended March 31, 2015 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits, domestic manufacturing deduction, stock compensation, state taxes and the realization of previously unrecognized tax benefits. Income tax benefit for the three and nine months ended March 31, 2014 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits, domestic manufacturing deduction, stock compensation and state taxes.
On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively reinstated and extended the federal research and development tax credits from January 1, 2014 through December 31, 2014. Based on the extension, the Company estimates that there was an additional $894 credit earned in calendar year 2014, of which $487 relating to fiscal year 2014 was recognized as a discrete benefit in the three months ended December 31, 2014.
The Company’s unrecognized tax positions decreased by $1,022 and $899 during the three and nine months ended March 31, 2015, respectively. The decrease during the three months ended March 31, 2015 relates to the realization of previously unrecognized tax benefits of $1,022. The decrease of $899 during the nine months ended March 31, 2015 was a result of the realization of previously unrecognized tax benefits of $1,022, partially offset by an increase relating to additional research and development tax credits for fiscal year 2014.
The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the nine months ended March 31, 2015.

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
In connection with the sale of the Company’s former MIS business, the Company provided indemnification to the buyer of the business. The Company’s indemnification obligations generally cover the buyer for damages resulting from breaches of representations, warranties and covenants contained in the purchase and sale agreement and generally cover pre-closing tax liabilities of the business. The Company’s indemnification obligations regarding the MIS business are generally subject to caps.
PURCHASE COMMITMENTS
As of March 31, 2015, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $38,619.

J.	Debt
Senior Unsecured Credit Facility
As of March 31, 2015, there was $126,935 of borrowing capacity available under the Company's credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The Company can borrow up to $200,000 based on the Company's consolidated EBITDA for the trailing four quarters and subject to compliance with the financial covenants in the credit agreement. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $3,858. The Company was in compliance with all covenants and conditions under the credit agreement.

K.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 11,424 shares at March 31, 2015. On October 21, 2014, the Company's number of shares authorized for issuance under the 2005 Plan increased 3,406 shares, including 206 shares as a result of cancellations, forfeitures or terminations under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 3,718 shares available for future grant under the 2005 Plan at March 31, 2015.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 41 and 55 shares issued under the ESPP during the nine months ended March 31, 2015 and 2014, respectively. Shares available for future purchase under the ESPP totaled 123 at March 31, 2015.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2014	1,435	$11.76	2.23
Granted	—	—
Exercised	(339)	7.38
Cancelled	(101)	19.73
Outstanding at March 31, 2015	995	$12.45	1.87
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2014:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	2,091	$10.15
Granted	802	11.86
Vested	(759)	10.51
Forfeited	(286)	10.73
Outstanding at March 31, 2015	1,848	$10.65

STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of revenues	$110	$104	$375	$503
Selling, general and administrative	1,446	1,383	5,190	5,701
Research and development	314	179	1,111	1,066
Share-based compensation expense before tax	1,870	1,666	6,676	7,270
Income tax benefit	(682)	(591)	(2,442)	(2,616)
Net compensation expense	$1,188	$1,075	$4,234	$4,654

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

•
Mercury Defense Systems (“MDS”): this operating segment provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and signals intelligence ("SIGINT") and electro-optical/infrared ("EO/IR") processing technologies and radar environment test and simulation systems. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from the MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.

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
Adjusted EBITDA is defined as income from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting and stock-based compensation costs. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company's operations by reportable segment:

	MCE	MDS	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2015
Net revenues to unaffiliated customers	$52,748	$6,714	$116	$59,578
Intersegment revenues	2,325	32	(2,357)	—
Net revenues	$55,073	$6,746	$(2,241)	$59,578
Adjusted EBITDA	$12,073	$614	$(1,172)	$11,515
THREE MONTHS ENDED MARCH 31, 2014
Net revenues to unaffiliated customers	$43,041	$8,884	$1,468	$53,393
Intersegment revenues	4,568	—	(4,568)	—
Net revenues	$47,609	$8,884	$(3,100)	$53,393
Adjusted EBITDA	$6,763	$1,242	$(232)	$7,773
NINE MONTHS ENDED MARCH 31, 2015
Net revenues to unaffiliated customers	$153,110	$16,860	$758	$170,728
Intersegment revenues	3,750	244	(3,994)	—
Net revenues	$156,860	$17,104	$(3,236)	$170,728
Adjusted EBITDA	$29,872	$1,384	$(1,032)	$30,224
NINE MONTHS ENDED MARCH 31, 2014
Net revenues to unaffiliated customers	$128,835	$25,245	$971	$155,051
Intersegment revenues	8,415	—	(8,415)	—
Net revenues	$137,250	$25,245	$(7,444)	$155,051
Adjusted EBITDA	$13,188	$3,370	$(225)	$16,333
The following table reconciles the Company’s income (loss) from continuing operations, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Income (loss) from continuing operations	$4,694	$(270)	$8,297	$(3,361)
Interest expense, net	1	9	10	31
Tax provision (benefit)	1,469	(809)	2,516	(2,570)
Depreciation	1,510	1,923	4,800	5,839
Amortization of intangible assets	1,744	1,777	5,268	5,565
Restructuring and other charges	27	3,477	2,457	3,559
Acquisition and financing costs	200	—	200	—
Stock-based compensation expense	1,870	1,666	6,676	7,270
Adjusted EBITDA	$11,515	$7,773	$30,224	$16,333

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2015
Net revenues to unaffiliated customers	$58,307	$439	$832	$—	$59,578
Inter-geographic revenues	1,200	54	—	(1,254)	—
Net revenues	$59,507	$493	$832	$(1,254)	$59,578
THREE MONTHS ENDED MARCH 31, 2014
Net revenues to unaffiliated customers	$50,608	$1,028	$1,757	$—	$53,393
Inter-geographic revenues	1,403	1,065	—	(2,468)	—
Net revenues	$52,011	$2,093	$1,757	$(2,468)	$53,393
NINE MONTHS ENDED MARCH 31, 2015
Net revenues to unaffiliated customers	$167,017	$1,140	$2,571	$—	$170,728
Inter-geographic revenues	2,747	233	—	(2,980)	—
Net revenues	$169,764	$1,373	$2,571	$(2,980)	$170,728
NINE MONTHS ENDED MARCH 31, 2014
Net revenues to unaffiliated customers	$150,414	$1,987	$2,650	$—	$155,051
Inter-geographic revenues	2,901	1,269	140	(4,310)	—
Net revenues	$153,315	$3,256	$2,790	$(4,310)	$155,051
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2015	$12,335	$29	$27	$—	$12,391
June 30, 2014	$14,090	$48	$6	$—	$14,144
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Raytheon Company	37%	*	36%	10%
Lockheed Martin Corporation	19%	17%	22%	19%
Northrop Grumman Corporation	*	13%	*	14%
	56%	30%	58%	43%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Patriot	20%	*	19%	*
F-35	16%	*	13%	*
Aegis	13%	16%	11%	16%
	49%	16%	43%	16%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Subsequent Events
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
OVERVIEW
Mercury Systems, Inc. is a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in the U.S.A. for critical defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. Mercury Systems operates across a broad spectrum of defense programs and, effective for fiscal 2015, we deliver our solutions and services via two operating segments: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. In the fourth quarter of fiscal 2014, we initiated a plan to divest our Mercury Intelligence Systems ("MIS") operating segment. Consequently, its operating results are included in discontinued operations for all periods presented. On January 23, 2015, we completed the sale of MIS (see Note C to the consolidated financial statements).
As of March 31, 2015, we had 641 employees. Our revenue, income from continuing operations and adjusted EBITDA for the three month period ended March 31, 2015 were $59.6 million, $4.7 million, and $11.5 million, respectively. Our revenue, income from continuing operations and adjusted EBITDA for the nine month period ended March 31, 2015 were $170.7 million, $8.3 million, and $30.2 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our income from continuing operations to adjusted EBITDA.
Our operations are organized in the following two reportable segments: (i) Mercury Commercial Electronics ("MCE") and (ii) Mercury Defense Systems ("MDS").
Mercury Commercial Electronics, or MCE, provides affordable, innovative, commercially designed and developed, specialized processing subsystems for critical defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our prime defense contractor customers. Our technologies and capabilities include embedded processing modules and subsystems, RF and microwave multi-function assemblies as well as subsystems, and RF and microwave components.
MCE utilizes leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include signal, sensor and image processing; all of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military applications. In addition, MCE designs and builds RF and microwave components and subsystems to meet the needs of the electronic warfare ("EW"), signals intelligence ("SIGINT") and other high bandwidth communications requirements and applications.
For the nine months ended March 31, 2015, MCE accounted for approximately 90% of our total net revenues.

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
For the nine months ended March 31, 2015, MDS accounted for approximately 10% of our total net revenues.
Since we are an OEM supplier to our commercial markets and conduct much of our business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our operating segements.
RESULTS OF OPERATIONS:
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2015	As a % of Total Net Revenue	March 31, 2014	As a % of Total Net Revenue
Net revenues	$59,578	100.0%	$53,393	100.0%
Cost of revenues	31,660	53.1	29,017	54.3
Gross margin	27,918	46.9	24,376	45.7
Operating expenses:
Selling, general and administrative	11,842	19.9	12,363	23.2
Research and development	8,115	13.6	8,166	15.3
Amortization of intangible assets	1,744	2.9	1,777	3.3
Restructuring and other charges	27	—	3,477	6.5
Acquisition costs and other related expenses	33	0.1	—	—
Total operating expenses	21,761	36.5	25,783	48.3
Income (loss) from operations	6,157	10.4	(1,407)	(2.6)
Other income, net	6	0.0	328	0.6
Income (loss) from continuing operations before income taxes	6,163	10.4	(1,079)	(2.0)
Tax provision (benefit)	1,469	2.5	(809)	(1.5)
Income (loss) from continuing operations	4,694	7.9	(270)	(0.5)
Loss from discontinued operations, net of taxes	(1,019)	(1.7)	(308)	(0.6)
Net income (loss)	$3,675	6.2%	$(578)	(1.1)%
REVENUES

(In thousands)	March 31, 2015	March 31, 2014	$ Change	% Change
MCE	$52,748	$43,041	$9,707	23%
MDS	6,714	8,884	(2,170)	(24)%
Eliminations	116	1,468	(1,352)	(92)%
Total revenues	$59,578	$53,393	$6,185	12%

Total revenues increased $6.2 million, or 12%, to $59.6 million during the three months ended March 31, 2015 as compared to the comparable period in fiscal 2014. This increase was driven by higher defense sales of $5.0 million and higher commercial sales of $1.2 million. The increase in total revenues is primarily attributed to higher revenues from the Patriot, SEWIP, and F-35 programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, decreased $1.5 million to $10.0 million during the three months ended March 31, 2015, compared to $11.5 million in the same period in the prior fiscal year. The decrease was primarily driven by lower revenues from the DEWS program and commercial sales. International revenues represented 14% and 18% of total revenues during the three months ended March 31, 2015 and 2014, respectively.
Net MCE revenues increased $9.7 million, or 23%, during the three months ended March 31, 2015 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $8.5 million related to increases from the Patriot, SEWIP, and F-35 programs, and a $1.2 million increase in commercial sales.
Net MDS revenues decreased $2.2 million, or 24%, during the three months ended March 31, 2015 as compared to the same period in the previous fiscal year. This decrease was primarily driven by lower revenues related to the Gorgon Stare program in the most recent quarter.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 46.9% for the three months ended March 31, 2015, an increase of 120 basis points from the 45.7% gross margin achieved during the same period in fiscal 2014. The higher gross margin between years was due to changes in product mix, including more revenues from certain higher-margin digital processing products and programs within MCE during the three months ended March 31, 2015 as compared to the same period in the prior fiscal year.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $0.5 million, or 4%, to $11.8 million during the three months ended March 31, 2015, compared to $12.3 million in the comparable period in fiscal 2014. The decrease was primarily due to lower employee compensation expenses from the completion of our plan to integrate and consolidate facilities, systems, and processes. Selling, general and administrative expenses decreased as a percentage of revenues to 19.9% during the three months ended March 31, 2015 from 23.2% during the same period in fiscal 2014 due to higher revenues in the third quarter of fiscal 2015 coupled with overall expense reductions, as compared to the comparable period in fiscal 2014.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased approximately $0.1 million, or 1%, to $8.1 million during the three months ended March 31, 2015, compared to $8.2 million during the comparable period in fiscal 2014. The decrease was primarily due to higher customer funded development partially offset by an increase in compensation expenses during fiscal 2015.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $1.7 million for the three months ended March 31, 2015, slightly decreased from $1.8 million for the three months ended March 31, 2014.
RESTRUCTURING AND OTHER CHARGES
In fiscal 2014, we announced a restructuring plan that was implemented as part of the final phase of integration activities relating to our recent acquisitions. This acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. During the second quarter of fiscal 2015, the acquisition integration activities were completed. In the third quarter of fiscal 2015, we incurred restructuring and other charges of less than $0.1 million, primarily associated with such nominal, periodic restructuring charges for the unoccupied portion of our corporate headquarters complex. The $3.5 million restructuring and other charges for the third quarter of fiscal 2014 were primarily related to the reduction in force incurred in the third quarter of fiscal 2014. We anticipate incurring restructuring charges of approximately $0.7 million in the fourth quarter of fiscal 2015. These charges relate to the consolidation of resources and continued optimization of our advanced microelectronics centers within our MCE operating segment.
OTHER INCOME, NET
Other income, net decreased $0.3 million during the three months ended March 31, 2015, as compared to the same period in fiscal 2014. The decrease was primarily driven by the inclusion of $0.2 million in bank fees which were classified as selling, general, and administrative expenses in prior periods and a foreign exchange loss of $0.2 million driven by the weakening Japanese yen in the third quarter of fiscal 2015. Other income, net for the three months ended March 31, 2015 and 2014, include $0.3 million related to the amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts. Interest income and interest expense were de minimis.
INCOME TAXES
We recorded an income tax provision of $1.5 million during the three months ended March 31, 2015 as compared to a $0.8 million income tax benefit for the comparable period in the prior fiscal year. Our income taxes for the three months ended March 31, 2015 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits, domestic manufacturing deduction, stock compensation, state taxes and the realization of previously unrecognized tax benefits. Our income tax benefit during the comparable period in fiscal 2014 differed from the federal statutory rate primarily due to the impact of federal research and development tax credits, domestic manufacturing deduction, stock compensation and state taxes.
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $1.0 million in the three months ended in March 31, 2015 compared to a loss from discontinued operations of $0.3 million for the same period in fiscal 2014. The loss from discontinued operations during the three months ended March 31, 2015 included a $0.9 million loss on disposal of discontinued operations before income taxes from the sale of MIS operating segment, which we completed on January 23, 2015.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $5.3 million during the three months ended March 31, 2015 to $12.1 million as compared to $6.8 million for the comparable period in fiscal 2014. The increase in adjusted EBITDA is driven by higher revenues of $9.7 million primarily from defense programs, coupled with lower operating expenses.
Adjusted EBITDA for MDS decreased $0.6 million during the three months ended March 31, 2015 to $0.6 million as compared to $1.2 million for the comparable period in fiscal 2014. The decrease in adjusted EBITDA was primarily due to lower revenues from the Gorgon Stare program.
See Note L to our consolidated financial statements included in this report for more information regarding our operating segments.
Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014
The following tables set forth, for the nine months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2015	As a % of Total Net Revenue	March 31, 2014	As a % of Total Net Revenue
Net revenues	$170,728	100.0%	$155,051	100.0%
Cost of revenues	91,776	53.8	84,788	54.7
Gross margin	78,952	46.2	70,263	45.3
Operating expenses:
Selling, general and administrative	36,809	21.6	40,628	26.2
Research and development	23,961	14.0	27,620	17.8
Amortization of intangible assets	5,268	3.1	5,565	3.6
Restructuring and other charges	2,457	1.4	3,559	2.3
Acquisition costs and other related expenses	33	—	—	—
Total operating expenses	68,528	40.1	77,372	49.9
Income (loss) from operations	10,424	6.1	(7,109)	(4.6)
Other income, net	389	0.2	1,178	0.8
Income (loss) from continuing operations before income taxes	10,813	6.3	(5,931)	(3.8)
Tax provision (benefit)	2,516	1.4	(2,570)	(1.6)
Income (loss) from continuing operations	$8,297	4.9	$(3,361)	(2.2)
Loss from discontinued operations, net of income taxes	(3,858)	(2.3)	(518)	(0.3)
Net income (loss)	$4,439	2.6%	$(3,879)	(2.5)%

REVENUES

(In thousands)	March 31, 2015	March 31, 2014	$ Change	% Change
MCE	$153,110	$128,835	$24,275	19%
MDS	16,860	25,245	(8,385)	(33)%
Eliminations	758	971	(213)	(22)%
Total revenues	$170,728	$155,051	$15,677	10%
Total revenues increased $15.7 million, or 10%, to $170.7 million during the nine months ended March 31, 2015 as compared to the comparable period in fiscal 2014. This increase was driven by higher defense sales of $18.0 million, partially offset by a $2.3 million decrease in commercial sales. The increase in total revenues is primarily attributed to increases in the Patriot, SEWIP, and F-35 programs that were partially offset by lower revenues from the Aegis and Gorgon Stare programs.
Net MCE revenues increased $24.3 million, or 19%, during the nine months ended March 31, 2015 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher defense sales of $26.6 million related to increases in the Aegis, Patriot, F-35, and Global Hawk programs, partially offset by a $2.3 million decrease in commercial sales.
Net MDS revenues decreased $8.4 million, or 33%, during the nine months ended March 31, 2015 as compared to the same period in the prior fiscal year. This decrease was primarily driven by lower revenues related to the Gorgon Stare program.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 46.2% for the nine months ended March 31, 2015, as compared to 45.3% gross margin during the same period in fiscal 2014. The higher gross margin between years was due to a favorable product mix, primarily driven by stronger revenues in our higher margin digital processing programs and products within MCE.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $3.8 million, or 9%, to $36.8 million during the nine months ended March 31, 2015, compared to $40.6 million in the comparable period in fiscal 2014. The decrease was primarily due to lower employee compensation expenses from the completion of our plan to integrate and consolidate facilities, systems, and processes. Selling, general and administrative expenses decreased as a percentage of revenues to 21.6% during the nine months ended March 31, 2015 from 26.2% during the same period in fiscal 2014 due to higher revenues in the first nine months of fiscal 2015 coupled with overall expense reductions, as compared to the same period in fiscal 2014.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $3.7 million, or 13%, to $24.0 million during the nine months ended March 31, 2015, compared to $27.6 million during the comparable period in fiscal 2014. The decrease was primarily due to higher customer funded development partially offset by increased compensation expenses during fiscal 2015.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $0.3 million, or 5%, to $5.3 million during the nine months ended March 31, 2015, compared to $5.6 million during the comparable period in fiscal 2014, primarily due to a portion of the Micronetics related intangible assets being fully amortized during the first quarter of fiscal 2014.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $2.5 million for the nine months ended March 31, 2015, as compared to $3.6 million during the comparable period in fiscal 2014. In fiscal 2014, we announced a restructuring plan that was implemented as part of the final phase of integration activities relating to our recent acquisitions. This acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. During the first nine months of fiscal 2015, the acquisition integration activities were completed and we incurred restructuring and other charges of $2.5 million, primarily associated with the final phases of the Chelmsford, Massachusetts headquarters consolidation and severance costs. In the event that we are unable to sublease the unoccupied portion of our headquarters complex in Chelmsford, Massachusetts, we will incur nominal, periodic restructuring charges through fiscal 2017. The $3.6 million restructuring and other charges for the first nine months of fiscal 2014 were primarily related to the reduction in force incurred in the third quarter of fiscal 2014. We anticipate incurring restructuring charges of approximately $0.7 million in the fourth quarter of fiscal 2015. These charges relate to the consolidation of resources and continued optimization of our advanced microelectronics centers within our MCE operating segment.
OTHER INCOME, NET
Other income, net decreased to $0.4 million during the nine months ended March 31, 2015, as compared to $1.2 million for the same period in fiscal 2014. The decrease was driven by a $0.3 million write off of an escrow receivable, inclusion of $0.2 million bank fees which were classified as selling, general, and administrative expenses in periods prior to the third quarter of fiscal 2015 and a foreign exchange loss of $0.3 million driven by the weakening Japanese yen in the first nine months of fiscal 2015. Other income, net for the nine months ended March 31, 2015 and 2014, also includes $0.9 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts. Interest income and interest expense for both periods were de minimis.
INCOME TAXES
We recorded an income tax provision of $2.5 million during the nine months ended March 31, 2015 as compared to a $2.6 million income tax benefit for the comparable period in the prior fiscal year. Our income taxes for the nine months ended March 31, 2015 differed from the federal statutory tax rate of 35% primarily due to the impact of federal research and development tax credits, domestic manufacturing deduction, stock compensation, state taxes and the realization of previously unrecognized tax benefits. Our income tax benefit during the comparable period in fiscal 2014 differed from the federal statutory rate primarily due to the impact of the federal research and development tax credits,domestic manufacturing deduction, stock compensation and state taxes.
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $3.9 million in the nine months ended in March 31, 2015 compared to loss from discontinued operations of $0.5 million for the same period in fiscal 2014. The loss from discontinued operations during fiscal 2015 included a $2.3 million impairment of goodwill in our MIS operating segment and a $0.9 million loss on disposal of discontinued operations before income taxes from the sale of MIS operating segment, which we completed on January 23, 2015.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $16.7 million during the nine months ended March 31, 2015 to $29.9 million as compared to $13.2 million for the comparable period in fiscal 2014. The increase in adjusted EBITDA is primarily driven by higher revenues of $24.3 million primarily from the Patriot, SEWIP and F-35 programs, coupled with higher gross margins and lower selling, general and administrative costs from our restructuring initiatives.
Adjusted EBITDA for MDS decreased $2.0 million during the nine months ended March 31, 2015 to $1.4 million as compared to $3.4 million for the comparable period in fiscal 2014. The decrease in adjusted EBITDA was primarily due to lower revenues from the Gorgon Stare program.
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
Senior Unsecured Credit Facility
As of March 31, 2015, there was $126.9 million of borrowing capacity available under our credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The credit agreement provides for borrowing up to a maximum $200.0 million based on the Company's consolidated EBITDA for the trailing four quarters and subject to compliance with the financial covenants in the credit agreement. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $3.9 million. We were in compliance with all covenants and conditions under the credit agreement.

Shelf Registration Statement
On August 15, 2014, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement, which has been declared effective by the SEC, registered up to $500.0 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from a financing using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.
CASH FLOWS

	As of and for the nine month period ended March 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$19,520	$11,732
Net cash used in investing activities	$(2,581)	$(5,367)
Net cash provided by financing activities	$2,401	$324
Net increase in cash and cash equivalents	$19,233	$6,584
Cash and cash equivalents at end of period	$66,520	$45,710
Our cash and cash equivalents increased by $19.2 million from June 30, 2014 to March 31, 2015, primarily as a result of $19.5 million in cash generated from operating activities, partially offset by $3.5 million in purchases of property and equipment.
Operating Activities
During the nine months ended March 31, 2015, we generated $19.5 million in cash from operating activities compared to $11.7 million in cash generated from operating activities during the same period in fiscal 2014. During the nine months ended March 31, 2015, we generated $8.3 million in higher comparable net income, had a $4.4 million decrease in non-cash deferred tax benefits, a $4.4 million decrease in cash used for payables and accrued expenses, and $3.1 million more cash generated from deferred revenue and customer advances as compared to the same period in the prior year. These increases in cash generated from operations were partially offset by the timing of accounts receivable collections of $4.6 million, $4.5 million in higher prepaid expenses and other current assets, $3.1 million in higher inventory purchases, and $1.4 million lower depreciation and amortization expenses. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the nine months ended March 31, 2015, we used $2.6 million in investing activities compared to a use of $5.4 million in investing activities during the same period in fiscal 2014. The decrease was primarily driven by higher capital expenditures in fiscal 2014 relating to our advanced microelectronics center in Hudson, New Hampshire offset by $0.9 million net cash proceeds from the sale of MIS in fiscal 2015.
Financing Activities
During the nine months ended March 31, 2015, we generated $2.4 million from financing activities compared to $0.3 million generated from financing activities during the same period in fiscal 2014. The $2.1 million increase in cash from financing activities was primarily due to a $1.2 million increase in proceeds from employee stock plans and a $0.8 million increase in excess tax benefits from stock-based compensation during the nine months ended March 31, 2015.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2015:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$38,619	$38,619	$—	$—	$—
Operating leases	23,071	5,000	7,025	3,900	7,146
Capital lease obligations and other	63	63	—	—	—
	$61,753	$43,682	$7,025	$3,900	$7,146
We have a liability at March 31, 2015 of $2.3 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $38.6 million at March 31, 2015.
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
In connection with the sale of our former MIS business, we provided indemnification to the buyer of the business. Our indemnification obligations generally cover the buyer for damages resulting from breaches of representations, warranties and covenants contained in the purchase and sale agreement and generally cover pre-closing tax liabilities of the business. Our indemnification obligations regarding the MIS business are generally subject to caps.
Deferred Tax Assets
As of March 31, 2015, we had approximately $10.4 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to adjust the valuation allowance accordingly. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on the current financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on certain state research and development and investment tax credits, and capital loss carryforwards as of March 31, 2015 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
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
Adjusted EBITDA, the profitability measure for our segment reporting, is defined as income (loss) from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting and stock-based compensation costs. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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
The following table reconciles our income (loss) from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Income (loss) from continuing operations	$4,694	$(270)	$8,297	$(3,361)
Interest expense, net	1	9	10	31
Tax provision (benefit)	1,469	(809)	2,516	(2,570)
Depreciation	1,510	1,923	4,800	5,839
Amortization of intangible assets	1,744	1,777	5,268	5,565
Restructuring and other charges	27	3,477	2,457	3,559
Acquisition and financing costs	200	—	200	—
Stock-based compensation cost	1,870	1,666	6,676	7,270
Adjusted EBITDA	$11,515	$7,773	$30,224	$16,333
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Cash provided by operating activities	$9,113	$2,201	$19,520	$11,732
Capital expenditures for property and equipment	(1,344)	(1,133)	(3,467)	(5,067)
Free cash flow	$7,769	$1,068	$16,053	$6,665
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, an amendment of the FASB Accounting Standards Codification. The ASU has added additional disclosure requirements to the codification. It requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about the company’s ability to continue as a going concern. Substantial doubt exists if it is probable (the “probable” threshold under US GAAP has generally been interpreted to be between 75 and 80 percent) that the company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect a going concern uncertainty in the foreseeable future, and therefore this guidance is not expected to have a material impact to our consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), an amendment of the FASB Accounting Standards Codification. This ASU allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. As this guidance is applicable to separate financial statements of acquired entities, we do not expect this guidance to have a material impact to our consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU aligns U.S. GAAP more closely with IFRS ("International Financial Reporting Standards"). Entities will continue to evaluate whether items are unusual in nature or infrequent in their occurrence for disclosure purposes and when estimating the annual effective tax rate for interim reporting purposes. This ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective applications. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We do not expect this guidance to have a material impact to our consolidated financial statements.
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
There were no material changes in our exposure to market risk from June 30, 2014 to March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 7, 2015.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer