Form 10-K
period 2015-06-30
MERCURY SYSTEMS INC
filed 2015-08-13
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 0-23599

MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $475.4 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2015: 34,430,270 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
Exhibit Index on Page 77

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

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2015 refers to the period from July 1, 2014 to June 30, 2015.

ITEM 1.	BUSINESS
Our Company
Mercury Systems, Inc. is a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in the U.S.A. powering today's critical defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We operate across a broad spectrum of defense programs and deliver our solutions and services via two operating segments: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems.
Mercury Commercial Electronics, or MCE, provides more affordable, innovative, commercially designed and developed, specialized processing subsystems for critical defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our prime defense contractors customers. Our technologies and capabilities include embedded processing modules and subsystems, RF and microwave multi-function assemblies as well as subsystems, and RF and microwave components.
MCE utilizes leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include data signal, sensor and image processing; all of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military applications. In addition, MCE designs and builds RF and microwave components and subsystems to meet the needs of the electronic warfare ("EW"), signals intelligence ("SIGINT") and other high bandwidth communications requirements and applications.
Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open, more affordable EW, electronic attack ("EA") and electronic counter measure ("ECM") subsystems, SIGINT and electro-optical/infrared ("EO/IR") processing technologies, and radar environment test and simulation systems. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from our MCE business and other commercial suppliers. MDS leverages this technology to design and build integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
Our two operating segments allow us to deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the DoD and the intelligence community.
Our consolidated revenues, income from continuing operations and adjusted EBITDA for fiscal 2015 were $234.8 million, $14.4 million and $44.4 million, respectively. Our consolidated revenues, (loss) from continuing operations and adjusted EBITDA for fiscal 2014 were $208.7 million, $(4.1) million and $23.5 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EBITDA to net income (loss) from continuing operations.
Recent Developments
During fiscal 2015, we successfully completed the final phase of integration activities relating to our previous acquisitions. The acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative and manufacturing functions using common information systems and processes, and realignment of research and development resources. Restructuring expenses in fiscal 2015 amounted to $3.2 million and affected both the MCE and MDS reportable segments. We currently do not anticipate any future restructuring activities.

During fiscal 2015, we also completed the sale of our former operating segment Mercury Intelligence Systems ("MIS"). Since the fourth quarter of fiscal 2014, MIS has been reported as a discontinued operation for all periods presented.
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
In November 2007, we embarked on a strategy to refocus the business and return to growth and profitability. Since then, we have successfully sold or shut down five non-core business units, returned the Company to profitability and growth for the next four consecutive years, and transformed the Company into a provider of commercially developed, specialized processing subsystems, and services for critical commercial, defense and intelligence applications. Fiscal 2013 was a challenging year in light of uncertainty within the defense sector while fiscal 2014 was a return to revenue growth and improved operating performance positioning us such that we achieved our target business model in fiscal 2015. Fiscal 2015 highlights include:

•	bookings of $268.6 million with a 1.14 book-to-bill ratio;

•	backlog of $208.0 million;

•	revenue growth of 12.5%;

•	earnings from continuing operations of $0.44 per diluted share;

•	cash provided by operating activities of $32.2 million;

•	near doubling of adjusted EBITDA to $44.4 million; and

•	completion of our acquisition integration activities.
Over the past eight years, we continued to have success on programs such as Aegis, Global Hawk, Gorgon Stare, Predator, F-35 and Reaper and have reinvested in our business. We improved our position in our target markets, with major design wins including the Patriot missile program, and SEWIP, the EW improvement program for surface vessels to counteract a variety of emerging threats. In fiscal 2010, we grew organically, improved our working capital position and profitability metrics, continued to refresh our product portfolio, and grew our services and systems integration business. We strengthened our position in our core intelligence, surveillance and reconnaissance ("ISR"), EW and ballistic missile defense markets. In fiscal 2011 and 2012, we continued to strengthen and grow our core business by enhancing our product portfolio and increasing our ISR, EW, and missile defense system domain expertise and capabilities. During fiscal 2013, we addressed significant industry headwinds aggressively by aligning our cost structure to lower revenue levels via two restructuring actions. These initiatives reduced our operating expenses by approximately $22 million annually. In addition, we acquired unique EW program capabilities through the acquisition of Micronetics early in fiscal 2013. During fiscal 2014, we completed the bulk of the integration of our recent acquisitions, including consolidating four facilities, moving into a new Advanced Microelectronics Center, and installing integrated business systems. In fiscal 2015, we completed the final phase of acquisition integration activities relating to our previous acquisitions and created a business and operations platform that we can continue to grow organically and scale through future acquisitions. The completed acquisition integration plan is expected to reduce our operating expenses by approximately $16 million annually. Our continued momentum in revenue growth, coupled with the operating leverage yielded by our now-completed integration plan, has begun translating into increased shareholder value.
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
We believe there are a number of evolving trends that are reshaping our target market and accordingly provide us with attractive growth opportunities, including:
The defense electronics market is expected to grow in government fiscal 2016, in spite of DoD budget uncertainty, opaque execution of the U.S. budget sequestration mandate, and on-going uncertainty around future spending. According to The Teal Group, world defense electronics funding available to the U.S. was approximately $42.8 billion in fiscal 2015, or approximately 8.7% of the government fiscal 2015 appropriated U.S. DoD base budget. The defense electronics market is projected to increase to $43.0 billion in government fiscal 2016. We believe ISR, EW and ballistic missile defense have a high priority for future DoD spending. We have positioned ourselves well in these important areas and have won a position on many programs and platforms. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for the ISR and EW markets. As a leader in these markets, we often contract with multiple defense prime contractors as they bid for a particular project, thereby increasing our chance of a successful outcome.
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
Rogue nations’ missile programs and threats from peer nations are causing greater investment in advanced new radar, EW and ballistic missile defense capabilities. There are a number of new and emerging threats, such as peer nations developing stealth technologies, including stealth aircraft and new anti-ship ballistic missiles that potentially threaten the U.S. naval fleet. Finally, U.S. armed forces require enhanced signals intelligence and jamming capabilities. In response to these emerging threats, we have engaged in the following:

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

•	to respond to the need for the modernization and upgrades to radar capabilities on the F-16, we achieved a new design win for the next generation of the Scalable Agile Beam Radar, or SABR, program.
The long-term DoD budget pressure is pushing more dollars toward upgrades of the electronic subsystems on existing platforms, which may increase demand for our products. The DoD is moving from major new weapons systems developments to upgrades of the electronic subsystems on existing platforms. These upgrades are expected to include more sensors, signal processing, ISR algorithms, multi-intelligence fusion exploitation, computing and communications. We believe that upgrades to provide new urgent war fighting capability, driven by combatant commanders, are occurring more rapidly than traditional defense prime contractors can easily react to. We believe these trends will cause defense prime contractors to increasingly seek out our high performance, cost-effective open architecture products.
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
Our Business Strategy
Our strategy is built around our key strengths as a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in the U.S.A. powering today's critical defense and intelligence applications. By driving this strategy consistently, we are able to help our customers, mostly defense prime contractors, to reduce program cost, minimize technical risk, and stay on-schedule. Tactically, we have a reputation of relentless execution on behalf of our customers that supports the successful evolution of our strategy.
We intend to accelerate our strategic direction through continued investment in advanced new products and solutions development in the fields of radio frequency, analog-to-digital and digital to analog conversion, advanced multi- and many-core sensor processing systems including GPUs, embedded security, digital storage, and digital radio frequency memory ("DRFM") solutions as well as software defined communications capabilities. We leverage our engineering development services including systems integration to accelerate our move to become a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially developed, open sensor processing solutions within the markets we serve. Our services-led engagements can help lead to long-term production subsystem annuity revenues that will continue long after the initial services are delivered. This business model positions us to be paid for work we would have previously expensed through our own income statement, to team concurrently with multiple defense prime contractors as they pursue new business with the government, and to engage with our customers much earlier in the design cycle and ahead of our competition. In fiscal 2013, 2014, and 2015, we have substantially added to our technology portfolio by adding capabilities in RF and microwave subsystems and components as critical building blocks to support programs in EW, EA, and ECM.
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
Pursue Strategic, Capability-Enhancing Acquisitions. We will continue to pursue strategic acquisitions to augment our businesses using the following strategies: adding technologies or products that expand MCE's core business by competing more effectively in the ISR, EW, and missile defense markets; adding content and services to the defense programs and platforms in which we currently participate or could participate in the future and enhancing key customer relationships and forming relationships with potential new customers. Our acquisitions of LNX and KOR in fiscal 2011 and 2012 supported these objectives. Adding LNX to our business significantly strengthened our product portfolio in radio frequency and our capabilities in signals intelligence and EW. Similarly, adding KOR has brought key domain expertise in EW and capabilities with DRFM technologies that combine well with the RF domain expertise of LNX and the embedded computing and packaging design expertise developed organically at Mercury. Our acquisition of Micronetics in fiscal 2013 expanded our RF and microwave technology and subsystems integration capabilities. Our acquisition strategy also focuses on scaling our operations and broadening our program and customer base.
Capitalize on Outsourcing and Other Dynamics in the Defense Industry. We are well-positioned to take advantage of several changing dynamics in the defense industry. Defense prime contractors are increasingly being awarded firm fixed price contracts. These contracts shift risk to the defense prime contractors, and as a result they are beginning to outsource increasing levels of subsystem development and production and other higher value program content. In addition, the U.S. government is shifting toward shorter program timelines, which require increased flexibility and responsiveness from defense prime contractors. Finally, more programs are moving to open systems architectures encompassing best-of-breed capabilities. We believe that these dynamics will result in defense prime contractors outsourcing increasing levels of program content to us as a provider of differentiated products, subsystems engineering services and system integration.
Leverage Our Research and Development Efforts to Anticipate Market Needs and Maintain our Technology Leadership. Our high performance, quick reaction subsystems and capabilities require increasingly more sophisticated hardware, software and middleware technology. In addition, as the defense industries shift to products with open systems architectures, we believe that our software expertise will become increasingly important and differentiates us from many of our competitors as we have the ability to map complex algorithms onto size, weight, and power-constrained on-board embedded sensor processing solutions. We have substantially and will continue to refresh both our sensor processing and multicomputer product lines while increasing our product development velocity. Faster product development velocity aligns us with the U.S. government’s demands on the defense prime contractors for quick reaction capabilities. By shortening our product development times, we have been able to quickly launch the products we need to win new designs from the defense prime contractor community that will ultimately generate bookings and revenue for us. We intend to continue to utilize company and customer-funded research and development, as well as our acquisition strategy, to develop technologies, products and solutions that have significant potential for near-term and long-term value creation in the defense industry. We devote significant resources in order to anticipate the future requirements in our target defense markets, including monitoring and pioneering advances in advanced embedded computing hardware and software, anticipating changes in U.S. government spending and procurement practices and leveraging insight from direct interaction with our customers.
Our Competitive Strengths
We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:
Subsystem Solutions Provider for the C4ISR and EW Markets. Through our commercially developed, specialized processing subsystem solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate subsystem-level capabilities allows us to provide solutions that most effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and intelligence processing onboard the platform. We leverage our deep expertise in embedded multi-computing, embedded sensor processing, with the recent addition of our RF and microwave subsystems and components, along with strategic investments in research and development to provide solutions across the sensor processing chain. Our deep domain knowledge within MDS rounds-out our full capabilities in service to our prime contractor and DoD customers.
Diverse Mix of Stable, Growth Programs Aligned with DoD Funding Priorities. Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, airborne reconnaissance, EW, ECM, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, Patriot missile, and SEWIP. In addition, we consistently leverage our technology and capability across 15 to 20 programs on an annual basis, providing significant operating leverage and cost savings.
Value-Added Subsystem Solution Provider for Defense Prime Contractors. Because of the DoD’s shift towards a firm fixed price contract procurement model, an increasingly uncertain budgetary and procurement environment, and increased budget pressures from both the U.S. and allied governments, defense prime contractors are accelerating their move towards outsourcing opportunities to help mitigate the increased program and financial risk. Our differentiated advanced sensor processing solutions offer meaningful capabilities upgrades for our customers and enable the rapid, cost-effective deployment of systems to the end customer. We believe our open architecture subsystems offer differentiated sensor processing and data analytics capabilities that cannot be easily replicated. Our solutions minimize program risk, maximize application portability, and accelerate customers’ time to market.
MDS Enables the Delivery of Platform-Ready Solutions for Classified Programs. MDS was created in fiscal 2013 to enable us to directly pursue systems integration opportunities within the DoD. On top of that, we have the ability, within MDS, to draw on the critical subsystem innovations from MCE. We believe the development work through MDS will provide us leverage and implement key classified government intellectual property, including critical intelligence and signal processing algorithms. Within MDS, we will also be able to leverage our combination of domain knowledge, plus building blocks from MCE to serve the needs of our core defense prime contractor customer base. We believe that MDS also provides us the opportunity to directly integrate these building blocks along with intellectual property onto our existing MCE business, enabling us to deliver affordable, platform-ready integrated ISR subsystems that leverage our open architecture solutions and address key government technology and procurement concerns. MDS operations in this environment will also influence future product development so that critical future needs can be met in a timely manner.
Advanced Microelectronics Centers. Our Advanced Microelectronics Centers (“AMCs”) in Hudson, New Hampshire and West Caldwell, New Jersey design, build and test both RF and microwave components and subsystems in support of a variety of key customer programs. With our fiscal 2014 move into our new AMC in Hudson, New Hampshire, including the installation of integrated business systems into both our AMCs, we have a platform for scalable, continued growth in our RF and microwave product lines. With our company-wide focus on continuous improvement in our security policies and practices, our AMCs, like most of our facilities, have earned Superior security ratings in vulnerability assessments conducted by the Defense Security Service ("DSS"). A Superior rating, the highest level awarded to cleared defense contractors by DSS, is awarded to contractors that consistently and fully implement the requirements of the National Industrial Security Program Operating Manual in an effective fashion, resulting in a security posture that is superior to other contractors of similar size and complexity. Our scalable microelectronics manufacturing operations at our AMCs enable rapid, cost-effective deployment of RF and microwave solutions to our customers.
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
Our Solutions and Products
Services
As part of our strategy, we are focusing on being a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially developed, specialized processing solutions within the markets we serve. We deliver subsystem level engineering expertise as well as ongoing systems integration services addressing our strategy to capitalize on the multi-billion dollar subsystem market within the defense embedded electronics market segment.
As the U.S. government mandates more outsourcing and open standards, a major shift is occurring within the defense prime contractor community towards procurement of integrated subsystems that enable quick application level porting through standards-based methodologies. We believe that our core expertise in this area is well aligned to capitalize on this trend. By leveraging our open architecture and high performance modular product set, we provide defense prime contractors with rapid deployment and quick reaction capabilities through our professional services and systems integration offerings. This results in less risk for the defense prime contractors, shortened development cycles, quicker solution deployment and reduced lifecycle costs.
We define service revenues as revenue from activities that are not associated with the design, development, production, or delivery of tangible assets, software or specific capabilities sold by us. Examples of our service revenues include: analyst services and systems engineering support, consulting, maintenance and other support, testing and installation. We combine our product and service revenues into a single class as services revenues do not exceed 10 percent of total revenues. Formerly, a significant portion of our service revenues were provided by our former MIS operating segment, which was disposed of in fiscal 2015 and classified as a discontinued operation in all periods presented herein.
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
To address the current challenges facing the war fighter, our government and defense prime contractors, we have developed a new product architecture that supports a more dynamic, iterative, spiral development process by leveraging open architecture standards and leading-edge commercial technologies and products. Configured and productized as integrated subsystems, customers can rapidly and cost-effectively port and adapt their applications to changing threats.
Our open architecture is carried throughout our entire Ensemble® product line from the very small form-factor subsystems to the high-end, where ultimate processing power and reliability is of paramount importance to the mission. Our commercially-developed hardware and software product capabilities cover the entire ISR spectrum from acquisition and digitization of the signal, to processing of the signal, through the exploitation and dissemination of the information. We work continuously to improve our hardware technology with an eye toward optimization of SWaP demands, as outlined above.
Research and Product Development
Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in mission, signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry. Expenditures for research and development amounted to $32.6 million in fiscal 2015, $35.7 million in fiscal 2014 and $32.6 million in fiscal 2013. As of June 30, 2015, we had 207 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
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
Mercury Defense Systems
MDS designs, develops, and manufactures digital radio frequency memory (“DRFM”) units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense and intelligence applications. MDS develops high performance SIGINT payloads and electro-optical/infrared ("EO/IR") technologies for small UAV platforms as well as powerful onboard UAV processor systems for real-time Wide Area Motion Imagery ("WAMI").
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
The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts, and reputation in the market. Our competitive strengths include innovative engineering in both hardware and software products, subsystem design expertise, advanced packaging capability to deliver the most optimized size, weight and power solution possible, our ability to rapidly respond to varied customer requirements, and a track record of successfully supporting many high profile programs in both the commercial and defense markets. There are a limited number of competitors across the market segments and application types in which we compete. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a board-level, others at a subsystem level. We also compete with in-house design teams at our customers. The DoD as well as the defense prime contractors are pushing for more outsourcing of subsystem designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our long standing subsystem expertise to provide this value to our customers.
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
Intellectual Property and Proprietary Rights
As of June 30, 2015, we held 39 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.
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
Backlog
As of June 30, 2015, we had a backlog of orders aggregating approximately $208.0 million, of which $166.5 million is expected to be delivered within the next twelve months. As of June 30, 2014, backlog was approximately $174.1 million. The defense backlog at June 30, 2015 was $198.9 million, a $38.1 million increase from June 30, 2014. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.
Employees
At June 30, 2015, we employed a total of 629 people excluding contractors, including 207 in research and development, 67 in sales and marketing, 251 in manufacturing and customer support and 104 in general and administrative functions. We have five employees located in Europe, one located in Japan, and 623 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.
Customers
Our revenues are concentrated in three defense prime contractors including Lockheed Martin Corporation, Raytheon Company and Northrop Grumman Corporation for the years ended June 30, 2015, 2014 and 2013. These three defense prime contractors comprised an aggregate of 61%, 43% and 38% of our revenues in each of the years ended June 30, 2015, 2014 and 2013, respectively. While we typically have customers which compose 10% or more of our revenue, the sales to each of these customers are spread across multiple programs and platforms.
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
OTHER INFORMATION
EchoCore, Echotek, Ensemble, PowerStream, RACE++ and MultiCore Plus are registered trademarks, and Mercury Systems, Innovation that Matters, Air Flow-By, Liquid Flow-By, and POET are trademarks of Mercury Systems, Inc. OpenVPX is a trademark of the VMEbus International Trade Association. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS:
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and related services, primarily as an indirect subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 94%, 92%, and 90% of our total net revenues in fiscal 2015, 2014, and 2013, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. During fiscal 2014, the Presidential election, bipartisan gridlock in Congress, a continuing budget resolution, and the implementation of defense budget sequestration impacted our revenues and increased uncertainty in our business and financial planning. For fiscal 2016 and beyond, the potential for further bipartisan gridlock in Congress, another continuing budget resolution, and the defense industry operating under sequestration may continue to adversely impact our revenues and increase uncertainty in our business and financial planning. In addition, delays in the funding for new or existing programs, or of the defense appropriation generally, could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated. Further, oil price volatility and the decline in oil prices may negatively impact foreign military sales funding program size due to oil's impact on foreign budgets.
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
Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, and political conditions. Increased federal budget deficits could result in reduced Congressional appropriations, such as defense budget sequestration, for the defense programs that use our defense electronics products and services. Reduced baseline defense budgets could reduce the number of funded programs in which we participate. In addition, Congress could fund U.S. government operations through a continuing budget resolution without approving a formal budget for the government fiscal year, thereby potentially reducing or delaying the demand for our products. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.
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

•
We qualify as a “small business” for government contracts purposes under the definition of that term in an applicable NAICS code because we have fewer than 1,000 employees. As we grow and potentially have over 1,000 employees in the future, we would no longer qualify as a small business. Loss of our small business status could negatively impact us, including our customers purchases from us would not qualify as purchases from a small business, customers may flow down additional Federal Acquisition Regulation, or FAR, clauses in their contracts with us that are less favorable than our existing contract terms and conditions, and the flow down of certain FAR clauses may require us to implement a DCAA cost-accounting system at our commercial item business unit.

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

•
We are subject to various U.S. federal export-control statutes and regulations which affect our business with, among others, international defense customers. In certain cases the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained in these licenses, may put us at a competitive disadvantage with respect to competing with international suppliers who are not subject to U.S. federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business and operating results. For fiscal 2015, we needed to further adapt our export procedures for the new federal export reform regulations that went into effect during the fiscal year.

•
We anticipate that sales to our U.S. prime defense contractor customers as part of foreign military sales (“FMS”) programs will be an increasing part of our business going forward.  These FMS sales combine several different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments, and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control. For example, the decline in oil prices may negatively impact foreign defense budgets.

•
Certain of our employees with appropriate security clearances may require access to classified information in connection with the performance of a U.S. government contract. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor.

•
We may need to invest additional capital to build out higher level security infrastructure at certain of our facilities to capture new design wins on defense programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new design wins on defense programs. In addition, we may need to invest in additional secure laboratory space to efficiently integrate subsystem level solutions and maintain quality assurance on current and future programs.

The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2015, Raytheon Company accounted for 37% of our total net revenues, Lockheed Martin Corporation accounted for 20% of our total net revenues, and Northrop Grumman Corporation accounted for 4% of our total net revenues. In fiscal 2014, Lockheed Martin Corporation accounted for 18% of our total net revenues, Raytheon Company accounted for 13% of our total net revenues, and Northrop Grumman Corporation accounted for 12% of our total net revenues. In fiscal 2013, Lockheed Martin Corporation accounted for 17% of our total net revenues, Raytheon Company accounted for 10% of our total net revenues, and Northrop Grumman Corporation accounted for 11% of our total net revenues. The defense market is highly acquisitive, which could lead to further concentration in our largest customers. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 61%, 53% and 38% of our total net revenues for fiscal 2015, 2014, and 2013, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. For the fiscal years ended June 30, 2015, 2014 and 2013, the Aegis program individually comprised 12%, 15% and 10% of the Company's revenues, respectively. For the fiscal years ended June 30, 2015, Patriot and F-35 accounted for 18% and 16% of the Company's revenue, respectively. Loss of a significant radar program could adversely affect our results of operations.
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
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings, and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. In addition, customers may decide to insource products that they have traditionally outsourced to us. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. In addition to adapting to rapidly changing technology, we must also develop a reputation as a best-of-breed technology provider. Competitors may be perceived in the market as being providers of open-source architectures versus Mercury as a closed-architecture company. Perceptions of Mercury as a high-cost provider, or as having stale technology could cause us to lose existing customers or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers. With the reduction in force in our engineering group during fiscal 2013 as part of our cost containment efforts, we have fewer engineering resources to deliver advanced, subsystem level products to satisfy our customers' demanding expectations.
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
We compete in highly competitive industries, and our OEM customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share to put more downward pressure on prices and offer a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our OEM customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. This competition could result in fewer customer orders and a loss of market share.
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
The timing, length and severity of the up-and-down cycles in the telecommunications and other commercial industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly low. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, we must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

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
The failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and/or customer support organizations.
Growing our business, in particular by providing services and products such as sophisticated subsystems for major defense programs like Patriot, SEWIP and Aegis, could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing quality services for subsystem level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a subsystem level could result in lost opportunities and revenues.
Future acquisitions may adversely affect our financial condition.
As part of our strategy for growth, we may continue to explore acquisitions or strategic alliances, which may not be completed or may not be ultimately beneficial to us.
Acquisitions may pose risks to our operations, including:

•	problems and increased costs in connection with the integration of the personnel, operations, technologies, or products of the acquired businesses;

•	unanticipated costs;

•	failure to achieve anticipated increases in revenues and profitability;

•	diversion of management’s attention from our core business;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

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
The failure to successfully integrate any acquisitions in an efficient or timely manner may negatively impact our financial condition and operating results, or we may not be able to fully realize anticipated savings.
We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers.
Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic Corporation, Xilinx, Inc., and IBM Corporation for custom-designed application-specific integrated circuits (“ASICs”) and field programmable gate arrays (“FPGAs”), Freescale Semiconductor, Inc. and IBM Corporation for PowerPC microprocessors, Intel Corporation for our next generation processors, IBM Corporation for a specific SRAM, Curtiss Wright Corporation and Motorola, Inc. for chassis and chassis components and Benchmark Electronics, Inc. for board assembly, test and integration. The semiconductor industry is experiencing a significant year over year increase in demand amid an uncertain macro-economy which is limiting any investment in additional capacity. We believe this dynamic will result in increased lead-time for most classes of semiconductors and passive components and will continue to put pressure on component pricing where supply becomes constrained. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors.
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
With the expansion of our microwave and RF product lines in recent years, primarily related to the acquisitions of Micronetics, Inc., KOR Electronics, and LNX Corporation, the mix of products that we manufacture in-house has increased. If we are unable to develop a co-manufacturing relationship with a contract manufacturer to scale production capacity for our microwave and RF products, our ability to reduce production costs and improve product quality may be limited. With the building of our Advanced Microelectronics Center in Hudson, New Hampshire during fiscal 2014, we are becoming more vertically integrated in our microwave and RF product lines. This vertical integration could lead to higher capital intensity, labor utilization rate volatility which could affect our profitability, and higher fixed costs. Also, the changes to business processes and IT systems required to combine two locations into a single site like our new Advanced Microelectronics Center may interrupt our operations for a period of time resulting in higher costs, lower revenues and missed opportunities for design wins.
We are exposed to risks associated with international operations and markets.
We market and sell products in international markets, and have established offices and subsidiaries in Europe and Japan. Revenues from international operations accounted for 2%, 4% and 6% of our total net revenues in fiscal 2015, 2014 and 2013, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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
In addition, we must comply with the Foreign Corrupt Practices Act, or the FCPA. The FCPA generally requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company and prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
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
Our products are extremely complex and must operate successfully with complex products of other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality and the lapsed time before our products are integrated into our customer's systems increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant warranty costs and costs to support our service contracts and divert the attention of personnel from our product development efforts. Undetected errors may adversely affect our product’s ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for mission-critical applications. Because of this reliance, errors, defects, or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.
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
Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, spending levels of research and development expenses as a percentage of revenues may fluctuate in the future. Further, with the reduction in force in our engineering group during fiscal 2013 as part of our cost containment efforts and with reduced levels of research and development spending in fiscal 2014 and 2015 compared with prior years, we have fewer engineering resources to deliver advanced, subsystem level products to satisfy our customers' demanding expectations.
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
Increased workloads and responsibilities due to cost containment measures in recent years has led to a leaner employee base, increasing our risk of employee and organizational fatigue. Resulting lower morale and organizational disruption could lead to execution issues, missed commitments, and general employee attrition.
Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly. Further, stock price volatility and improvements in the economy could impact our ability to attract and retain key personnel.
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
We securely store our designs, schematics and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches from external sources or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involved loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.
The highly-publicized cyber-attack on Sony Pictures Entertainment demonstrates the vulnerability of companies to cyber-attacks and the severe impact these attacks can have. In addition to the potential costs discussed above, the Sony cyber-attack illustrates that such attacks can also damage physical infrastructure (e.g. corrupted servers) and destroy all copies of company intellectual property on a company's network.
We may need to invest in new information technology systems and infrastructure to scale our operations.
We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future business acquisitions. Our older information technology systems and infrastructure could create product development or production work stoppages, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology systems and infrastructure may lead to operational inefficiencies and increased compliance costs and risks. In addition, an inability to maximize the utility and benefit of our current information technology tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.
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
Our stock price, like that of other technology companies, has been volatile. The stock market in general and technology companies in particular may continue to experience volatility. The stock prices for companies in the defense technology industry may continue to remain volatile given the uncertainty and timing of funding for defense programs. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Our low stock trading volume and microcap status could hamper existing and new shareholders from gaining a meaningful position in our stock. In addition, the continued threat of terrorism in the United States and abroad and the resulting military action and heightened security measures undertaken in response to threats may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes issue securities class action litigation against the company that issued the stock. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.
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
Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
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
The following table sets forth our significant properties as of June 30, 2015:

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
The company actively manages its facilities and is in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2015 or 2017. In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note K to the consolidated financial statements.

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
Mark Aslett, age 47, joined Mercury in 2007 and has served as the President and Chief Executive Officer since then, and served as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications—North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.
Gerald M. Haines II, age 52, joined as Senior Vice President of Corporate Development and in 2014 was appointed Executive Vice President, CFO and Treasurer. Prior to Mercury, from 2008 to 2010 he served as Executive Vice President at Verenium Corporation, a publicly traded company engaged in the development and commercialization of biofuels and specialty enzymes, where he oversaw various corporate development, corporate finance, and joint venturing activities. Previously, Mr. Haines served as Executive Vice President of Strategic Affairs of Enterasys Networks, Inc., a publicly traded network communications company, Senior Vice President of Cabletron Systems, Inc., the predecessor of Enterasys Networks, and Vice President of Applied Extrusion Technologies, a large manufacturer of plastic films and packaging. He began his career at J.P. Morgan. Mr. Haines holds a bachelor's degree in Business Administration, magna cum laude, from Boston University, and a law degree from Cornell Law School.
Charles A. Speicher, age 56, joined Mercury in 2010 as Vice President, Controller, and Chief Accounting Officer. Prior to joining Mercury, Mr. Speicher held various positions at Virtusa Corporation, a publicly-traded global IT services company, including Vice President of Global Accounting Operations and Corporate Controller from 2001 to 2009. Mr. Speicher was Corporate Controller at Cerulean Technologies Inc., a private software product company, from 1996 to 2000 prior to its sale to Aether Systems Inc. where he served as Division Controller of Aether Mobile Government from 2000 to 2001. Prior to joining Cerulean Technology, Mr. Speicher held positions with Wyman-Gordon Company, Wang Laboratories and Arthur Andersen & Company, LLP. Mr. Speicher is a CPA licensed in Massachusetts.
Didier M.C. Thibaud, age 54, joined Mercury in 1995, and has served as President of our Mercury Commercial Electronics business unit since 2012. Prior to that, he was President of our Advanced Computing Solutions business unit since 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2015 Fourth quarter	$15.94	$13.37
Third quarter	$17.59	$12.76
Second quarter	$14.43	$10.61
First quarter	$12.34	$10.47
2014 Fourth quarter	$14.40	$11.09
Third quarter	$13.40	$10.25
Second quarter	$11.22	$8.42
First quarter	$10.47	$8.48
As of July 31, 2015, we had approximately 6,246 shareholders including record and nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
During fiscal 2015, we had no active net share settlement plans.
Share Repurchase Plans
During fiscal 2015, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Net revenues	$234,847	$208,729	$194,231	$237,070	$228,710
Income (loss) from operations	$18,355	$(7,405)	$(24,810)	$29,655	$24,985
Income (loss) from continuing operations	$14,429	$(4,072)	$(13,782)	$22,323	$18,442
Adjusted EBITDA(1)	$44,414	$23,522	$9,940	$47,994	$40,883
Net earnings (loss) per share from continuing operations:
Basic	$0.45	$(0.13)	$(0.46)	$0.76	$0.73
Diluted	$0.44	$(0.13)	$(0.46)	$0.74	$0.71

	As of June 30,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Working capital	$154,879	$127,375	$115,483	$170,761	$203,978
Total assets	$389,988	$373,712	$374,431	$385,606	$355,562
Long-term obligations	$6,565	$13,635	$15,112	$15,560	$17,920
Total shareholders’ equity	$350,138	$327,147	$328,501	$333,104	$301,436

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
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

OVERVIEW
Mercury Systems, Inc. is a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in U.S.A. powering today's critical defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows the Company to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. We operate across a broad spectrum of defense programs and deliver our solutions and services via two operating segments: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. In the fourth quarter of fiscal 2014, we initiated a plan to divest our Mercury Intelligence Systems ("MIS") operating segment. Consequently, its operating results are included in discontinued operations for all periods presented. On January 23, 2015, we completed the sale of the MIS operating segment (see Note C to the consolidated financial statements).
As of June 30, 2015, we had 629 employees. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2015 were $234.8 million, $14.4 million, and $44.4 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our income (loss) from continuing operations to adjusted EBITDA.
Our operations are organized in the following two reportable segments: (i) Mercury Commercial Electronics ("MCE") and (ii) Mercury Defense Systems ("MDS").
Mercury Commercial Electronics, or MCE, provides more affordable, innovative, commercially designed and developed, specialized processing subsystems for critical defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our prime defense contractor customers. Our technologies and capabilities include embedded processing modules and subsystems, radio frequency ("RF") and microwave multi-function assemblies as well as subsystems, and RF and microwave components.
MCE utilizes leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include signal, sensor and image processing; all of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military applications. In addition, MCE designs and builds RF and microwave components and subsystems to meet the needs of the electronic warfare ("EW"), signal intelligence ("SIGINT") and other high bandwidth communications requirements and applications.
In fiscal 2015, MCE accounted for 88% of our total net revenues.
Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open, more affordable EW, electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and SIGINT and electro-optical/infrared ("EO/IR") processing technologies, and radar environment test and simulation systems. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from our MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
In fiscal 2015, MDS accounted for 12% of our total net revenues.
Since we are an OEM supplier to our commercial markets and conduct much of our business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends, even within our operating segments.
BUSINESS DEVELOPMENTS:
FISCAL 2015
During fiscal 2015, we successfully completed the final phase of integration activities relating to our previous acquisitions. The acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative and manufacturing functions using common information systems and processes, and realignment of research and development resources. Restructuring and other charges in fiscal 2015 amounted to $3.2 million and affected both the MCE and MDS reportable segments. We currently do not anticipate any future restructuring activities.
During fiscal 2015, we completed the sale of our former MIS operating segment. Since the fourth quarter of fiscal 2014, MIS has been reported as a discontinued operation for all periods presented.
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
In fiscal 2014, we announced a restructuring plan ("2014 Plan") that was implemented as part of the final phase of integration activities relating to our recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative and manufacturing functions using common information systems and processes and rebalancing of research and development investments. The restructuring plan included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, we closed four facilities relocating all related activities to the Company's Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. During the fourth quarter of fiscal 2014, we also consolidated facilities at our corporate headquarters. These restructuring and other charges associated with our fiscal 2014 integration plan amounted to $5.4 million and affected both the MCE and MDS reportable segments.
FISCAL 2013
During the first quarter of fiscal 2013, we announced a restructuring plan ("Q1 2013 Plan") impacting primarily the MCE operating segment as a result of a significant decline in bookings and revenue. The plan consisted of the elimination of 142 positions primarily in engineering and support staff areas. Additionally, during the fourth quarter of fiscal 2013, as a result of the first phase of integration activities surrounding our recent acquisitions, we initiated a restructuring plan ("Q4 2013 Plan") that included the sale of our Hudson, New Hampshire facility and the elimination of 17 positions primarily in operations. We incurred restructuring and other charges of $7.1 million for the fiscal year ended June 30, 2013.
In fiscal 2013, we acquired Micronetics Inc., a leading designer and manufacturer of microwave and RF subsystems and components for defense and commercial customers. Revenue and net loss from continuing operations of Micronetics included in our consolidated statements of operations for fiscal 2013 were $35.5 million and $(3.8) million, respectively.

RESULTS OF OPERATIONS:
FISCAL 2015 VS. FISCAL 2014
The following tables set forth, for the periods indicated, financial data from the consolidated statements of operations:

(In thousands)	Fiscal 2015	As a % of Total Net Revenue	Fiscal 2014	As a % of Total Net Revenue
Net revenues	$234,847	100.0%	$208,729	100.0%
Cost of revenues	124,628	53.1	113,985	54.6
Gross margin	110,219	46.9	94,744	45.4
Operating expenses:
Selling, general and administrative	49,010	20.9	53,685	25.7
Research and development	32,554	13.9	35,693	17.1
Amortization of intangible assets	7,008	2.9	7,328	3.5
Restructuring and other charges	3,175	1.4	5,443	2.6
Acquisition costs and other related expenses	117	—	—	—
Total operating expenses	91,864	39.1	102,149	48.9
Income (loss) from operations	18,355	7.8	(7,405)	(3.5)
Other income, net	440	0.2	1,492	0.7
Income (loss) from continuing operations before income taxes	18,795	8.0	(5,913)	(2.8)
Tax provision (benefit)	4,366	1.9	(1,841)	(0.8)
Income (loss) from continuing operations	14,429	6.1	(4,072)	(2.0)
Loss from discontinued operations, net of taxes	(4,060)	(1.7)	(7,353)	(3.5)
Net income (loss)	$10,369	4.4%	$(11,425)	(5.5)%
REVENUES

(In thousands)	Fiscal 2015	As a % of Total Net Revenue	Fiscal 2014	As a % of Total Net Revenue	$ Change	% Change
MCE	$207,104	88%	$175,766	84%	$31,338	18%
MDS	27,411	12%	34,217	16%	(6,806)	(20)%
Eliminations	332	—	(1,254)	—	1,586	126%
Total revenues	$234,847	100%	$208,729	100%	$26,118	13%

Total revenues increased $26.1 million, or 13%, to $234.8 million during fiscal 2015 compared to $208.7 million during fiscal 2014. The increase was driven by higher defense revenues of $28.4 million, partially offset by lower commercial sales of $2.3 million. The increase in total revenues is primarily attributed to increases in the F-35, Patriot, and SEWIP programs, partially offset by decreases in the Aegis and Gorgon Stare programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, decreased by $6.0 million to $45.3 million during fiscal 2015 compared to $51.3 million during fiscal 2014. The decrease was primarily driven by lower international revenues in the Asia Pacific region. International revenues represented 19% and 25% of total revenues during fiscal 2015 and 2014, respectively.
Net MCE revenues increased $31.3 million, or 18%, during fiscal 2015 compared to fiscal 2014. The increase in net MCE revenues was primarily driven by higher defense revenues of $33.6 million, partially offset by lower commercial revenues of $2.3 million. This related to increases in the F-35, Patriot and SEWIP programs, partially offset by decreases in the Aegis program and lower commercial revenues of $2.3 million. Defense revenue accounted for 93% of net MCE revenues during fiscal 2015 compared to 90% in fiscal 2014.
Net MDS revenues decreased $6.8 million, or 20%, during fiscal 2015 compared to fiscal 2014. This decrease was primarily driven by lower revenues related to the Gorgon Stare program.

Eliminations revenue is attributable to development programs where the revenue is recognized in both segments under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 46.9% for fiscal 2015, an increase of 150 basis points from the 45.4% gross margin achieved in fiscal 2014. The higher gross margin in fiscal 2015 was due to a more favorable product mix, primarily driven by stronger revenues in our higher margin digital signal processing products within MCE.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $4.7 million, or 9%, to $49.0 million during fiscal 2015 as compared to $53.7 million during fiscal 2014. The decrease was primarily due to lower employee compensation expenses from completion of our acquisition integration plan. Selling, general and administrative expenses decreased as a percentage of revenue to 20.9% during fiscal 2015 from 25.7% during fiscal 2014 due to higher revenues in fiscal 2015 coupled with overall expense reductions, as compared to fiscal 2014.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $3.1 million, or 9%, to $32.6 million during fiscal 2015 compared to $35.7 million for fiscal 2014. The decrease was primarily due to $6.2 million of higher customer funded development and $0.3 million lower depreciation expense, partially offset by $2.2 million of increased employee compensation expenses. Research and development expenses accounted for 13.9% and 17.1% of our revenues during fiscal 2015 and fiscal 2014, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $0.3 million to $7.0 million during fiscal 2015 compared to $7.3 million for fiscal 2014, primarily due to a portion of the Micronetics' related intangible assets being fully amortized during the first quarter of fiscal 2014.

RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased 42%, or $2.2 million, to $3.2 million during fiscal 2015 compared to $5.4 million in fiscal 2014. In fiscal 2014, we announced a restructuring plan that was implemented as part of the final phase of integration activities relating to our recent acquisitions. This acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. In fiscal 2015, our acquisition integration plan was completed and we incurred restructuring and other charges of $3.2 million affecting both the MCE and MDS reportable segments, but primarily associated with the final phases of the Chelmsford, Massachusetts headquarters consolidation and severance costs. We expect to realize approximately $16 million in annualized savings from these integration activities. In the event that we are unable to sublease the unoccupied portion of our headquarters complex in Chelmsford, Massachusetts, we will incur nominal, periodic restructuring charges through fiscal 2017 in our MCE reportable segment. We do not currently anticipate further restructuring activities after June 30, 2015.
The fiscal 2014 restructuring activities included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, in fiscal 2014 we closed four facilities, relocating all related activities to our Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire and completed the first phase of our Chelmsford, Massachusetts headquarters consolidation.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.1 million of acquisition costs and other related expenses during fiscal 2015. We did not incur any acquisition costs and other related expenses during fiscal 2014. We expect to incur acquisition costs and other related expenses periodically as we continue to look for acquisition opportunities to expand our capabilities within RF, microwave, and embedded processing with a goal to assemble differentiated capabilities across the entire sensor processing chain.
OTHER INCOME, NET
Other income decreased $1.1 million to $0.4 million during fiscal 2015 compared to $1.5 million in fiscal 2014. The decrease was a result of foreign currency exchange losses during fiscal 2015 driven by the weakening Japanese yen against the U.S. dollar as compared to modest gains during fiscal 2014. In addition, other income in fiscal 2015 included $0.3 million of bank fees which were classified as selling, general, and administrative expenses in periods prior to the third quarter of fiscal 2015. Other income included $1.2 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts during fiscal 2015 and 2014. Interest income and interest expense for fiscal years 2015 and 2014 were de minimis.
INCOME TAXES
We recorded an income tax provision of $4.4 million in fiscal 2015 compared to an income tax benefit of $1.8 million in fiscal 2014. The effective tax rates for fiscal 2015 and fiscal 2014 were 23.2% and 31.1%, respectively.
Our effective tax rate for fiscal 2015 differed from the federal statutory rate primarily due to benefits related to research and development tax credits, domestic manufacturing deductions and releases of reserves for tax contingencies, partially offset by non-deductible equity compensation.
The difference in the effective tax rates is mainly driven by tax reserves released during fiscal 2015 as a result of the expiration of applicable statutes of limitations, tax rate changes recorded in fiscal 2015, and additional deductions for stock-based compensation in fiscal 2015 compared to a shortfall in fiscal 2014.
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $4.1 million in fiscal 2015 compared to a loss from discontinued operations of $7.4 million in fiscal 2014. The losses from discontinued operations included $2.3 million and $6.7 million impairments of goodwill in our MIS operating segment in fiscal 2015 and 2014, respectively. In addition, fiscal 2015 included a $0.9 million loss on disposal of discontinued operations before income taxes from the sale of our MIS operating segment, which we completed on January 23, 2015.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $21.8 million to $40.3 million during fiscal 2015, as compared to $18.5 million during fiscal 2014. The increase in adjusted EBITDA was primarily driven by higher revenues of $31.3 million primarily from the Patriot, SEWIP, and F-35 programs, coupled with higher gross margins and lower selling, general and administrative costs from our restructuring initiatives completed in fiscal 2015.
Adjusted EBITDA for MDS decreased by $2.3 million during fiscal 2015 to $3.4 million, as compared to $5.7 million in fiscal 2014. The decrease in adjusted EBITDA was primarily driven by lower revenues from the Gorgon Stare program.
See Note P to our consolidated financial statements for more information regarding our operating segments as well as the Company's reconciliations of income (loss) from continuing operations to its adjusted EBITDA.

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

RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased 23%, or $1.6 million, to $5.4 million during fiscal 2014 compared to $7.1 million in fiscal 2013. The fiscal 2014 restructuring activities included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, we closed four facilities relocating all related activities to our Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. We also completed the first phase of our Chelmsford, Massachusetts headquarters consolidation in the fourth quarter of fiscal 2014. Future restructuring expenses associated with the integration plan approximated $3.2 million in fiscal 2015.We expect to realize approximately $16 million in annualized savings from the fiscal 2014 cost reduction activities, which was completed in the second quarter of fiscal 2015.
The restructuring plans implemented during fiscal 2013 consisted of $5.5 million of involuntary separation costs related to the reduction in force which eliminated 159 positions, primarily from our engineering, administrative, and manufacturing functions, and $1.4 million in facility charges for our Hudson, New Hampshire, Huntsville, Alabama, and Ewing, New Jersey sites. Our fiscal 2013 restructuring plans were implemented to cope with reduced defense revenues and the uncertainties in the defense industry driven by the potential for defense budget sequestration. Additionally, fiscal 2013 activities were implemented as a result of integration efforts of recent acquisitions and the planned consolidation of our manufacturing facilities in Salem, New Hampshire and Hudson, New Hampshire.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We did not incur any acquisition costs and other related expenses during fiscal 2014. During fiscal 2013, we incurred $0.3 million of acquisition costs and other related expenses, in connection with the acquisition of Micronetics.
OTHER INCOME, NET
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
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $7.4 million in fiscal 2014 compared to income from discontinued operations of $0.5 million in fiscal 2013. The loss from discontinued operations in fiscal 2014 includes a $6.7 million impairment of goodwill in our MIS operating segment.
SEGMENT OPERATING RESULTS
Adjusted EBITDA for MCE increased $15.7 million to $18.5 million during fiscal 2014, as compared to $2.8 million during fiscal 2013. The increase in adjusted EBITDA was primarily driven by higher revenues of $23.2 million primarily from an increase in revenues from our higher margin digital signal processing products.
Adjusted EBITDA for MDS decreased by $1.4 million during fiscal 2014 to $5.7 million, as compared to $7.1 million in fiscal 2013. The decrease is primarily driven by lower revenues from the DRFM jammer and Gorgon Stare programs.
See Note P to our consolidated financial statements for more information regarding our operating segments as well as the Company's reconciliations of income (loss) from continuing operations to its adjusted EBITDA.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal 2015, our primary source of liquidity came from existing cash and cash generated from operations. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.
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
As of June 30, 2015, there was $151.5 million of borrowing capacity available based on our consolidated EBITDA for the trailing four quarters ended June 30, 2015. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $3.8 million. We were in compliance with all covenants and conditions under the Credit Agreement.
CASH FLOWS

(In thousands) As of and for the fiscal year ended	June 30, 2015	June 30, 2014	June 30, 2013
Net cash provided by (used in) operating activities	$32,207	$14,241	$(1,871)
Net cash used in investing activities	$(5,598)	$(6,720)	$(71,091)
Net cash provided by (used in) financing activities	$3,905	$742	$(3,669)
Net increase (decrease) in cash and cash equivalents	$30,299	$8,161	$(76,838)
Cash and cash equivalents at end of year	$77,586	$47,287	$39,126
Our cash and cash equivalents increased by $30.3 million during fiscal 2015 primarily as a result of $32.2 million in cash generated by operating activities, partially offset by $6.0 million in purchases of property and equipment.
Operating Activities
During fiscal 2015, we generated $32.2 million in cash from operating activities, an increase of $18.0 million when compared to $14.2 million in cash generated from operating activities in fiscal 2014. The increase in cash generated by operating activities was primarily a result of $21.8 million of higher comparable net income, $18.4 million increase in accounts receivable collections, and $4.5 million generated from lower deferred income taxes. The increase in cash generated from operating activities was partially offset by a $11.8 million increase in cash used for prepaid expenses and other current assets, $6.2 million in higher inventory purchases, and a $4.4 million decrease in non-cash activity from the impairment of goodwill associated with our MIS discontinued operations. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
During fiscal 2014, we generated $14.2 million in cash from operating activities, an increase of $16.1 million when compared to $1.9 million in cash used in operating activities in fiscal 2013. The increase in cash generated by operating activities was primarily a result of $1.8 million of lower comparable net loss, a $14.3 million decrease in cash used for payables and accrued expenses, a $6.7 million increase in non-cash activity from the impairment of goodwill associated with the MIS discontinued operations, $4.6 million generated from lower deferred income taxes, and $5.4 million in lower inventory purchases. The increase in cash generated from operating activities was partially offset by timing of accounts receivable collections of $17.2 million.

Investing Activities
During fiscal 2015, we used cash of $5.6 million in investing activities compared to $6.7 million used during fiscal 2014. Driving the $1.1 million decrease in cash used in investing activities were fewer purchases of property and equipment of $0.7 million and proceeds generated from the sale of our MIS operating segment of $0.9 million.
During fiscal 2014, we used cash of $6.7 million in investing activities compared to $71.1 million used during fiscal 2013. The $64.4 million decrease in cash used in investing activities was primarily driven by $67.7 million used for the Micronetics acquisition in fiscal 2013, partially offset by increased capital expenditures of $2.8 million in fiscal 2014.
Financing Activities
During fiscal 2015, we generated $3.9 million from financing activities compared to $0.7 million cash generated from financing activities during fiscal 2014. The $3.2 million change in cash from financing activities was primarily due to a $3.1 million increase in proceeds from employee stock plans and $0.9 million increase in excess tax benefit from stock-based compensation compared to fiscal 2014, partially offset by $0.9 million of retired common stock.
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
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2015:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$21,398	$4,536	$5,931	$3,784	$7,147
Purchase obligations	$27,376	27,376	—	—	—
Capital lease obligations	$—	—	—	—	—
	$48,774	$31,912	$5,931	$3,784	$7,147
We have a liability at June 30, 2015 of $1.5 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $27.4 million at June 30, 2015.
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
As part of our strategy for growth, we continue to explore acquisitions or strategic alliances. The associated acquisition costs incurred in the form of professional fees and services may be material to the future periods in which they occur, regardless of whether the acquisition is ultimately completed.
We may elect from time to time to purchase and subsequently retire shares of common stock in order to settle an individual employees’ tax liability associated with vesting of a restricted stock award. These transactions would be treated as a use of cash in financing activities in our statement of cash flows.

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
RELATED PARTY TRANSACTIONS
During fiscal 2015 and 2014, we did not engage in any related party transactions.
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA and free cash flow.
Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting and stock-based compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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

The following table reconciles our income (loss) from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2015	2014	2013
Income (loss) from continuing operations	$14,429	$(4,072)	$(13,782)
Interest expense, net	13	40	31
Tax provision (benefit)	4,366	(1,841)	(10,501)
Depreciation	6,332	7,625	8,445
Amortization of intangible assets	7,008	7,328	8,222
Restructuring and other charges	3,175	5,443	7,060
Impairment of long-lived assets	—	—	—
Acquisition and financing costs	451	—	318
Fair value adjustments from purchase accounting	—	—	2,293
Stock-based compensation expense	8,640	8,999	7,854
Adjusted EBITDA	$44,414	$23,522	$9,940
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended June 30,
(In thousands)	2015	2014	2013
Cash provided by (used in) operating activities	$32,207	$14,241	$(1,871)
Purchases of property and equipment	(5,984)	(6,701)	(3,880)
Free cash flow	$26,223	$7,540	$(5,751)
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
REVENUE RECOGNITION
We recognize revenue using three different types of accounting methods: ship and bill, multiple-deliverable arrangements and contract accounting which encompass the percentage of completion, completed contract and time and materials methods. Ship and bill revenues, multiple-deliverable arrangements and contract accounting revenues totaled 47%, 24%, and 29% of total Company revenues in fiscal 2015, respectively.
Revenue from system sales is recognized upon shipment utilizing the ship and bill method provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.
For multiple-deliverable revenue arrangements that may include a combination of hardware components, related integration or other services, we allocate revenue to each deliverable based on its relative fair value. We generally determine relative selling price using best estimate of the selling price (“BESP”). We determine BESP for each deliverable using a bottoms-up cost plus expected margin approach. Each deliverable within our multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the item is sold separately by us or another vendor or if the item could be resold by the customer.
We also have long term production type contracts that are primarily fixed-price for which we apply the percentage-of-completion method for revenue recognition. These long-term contracts involve the design, development, manufacture, or modification of complex electronic equipment and related services. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract.
Application of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, labor productivity, anticipated increases in wages and prices for subcontractor services and materials, the availability of our subcontractor’s services and materials, the availability and timing of funding from our customer, and overhead rates, among other variables. We primarily use the cost-to-cost measure of progress for our long-term contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contracts. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and finance professionals, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters and estimated cost at completion.
A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or canceled. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made.
Our analysis of these contracts also contemplates whether contracts should be combined or segmented in accordance with the applicable criteria under GAAP. We combine closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of June 30, 2015, approximately $1.1 million of these costs were in accrued expenses on our balance sheet.
We do not provide our customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. We accrue for anticipated warranty costs upon product shipment. Our payment terms generally range from 30 to 90 days from invoice date based on the nature of the contracts, customers' geographic locations and customer type.
We define service revenues as revenue from activities that are not associated with the design, development, production, or delivery of tangible assets, software or specific capabilities sold by us. Examples of our service revenues include: analyst services and systems engineering support, consulting, maintenance and other support, testing and installation. We combine our product and service revenues into a single class as services revenues are less than 10 percent of total revenues.
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
GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS
We evaluate our goodwill for impairment annually in the fourth quarter and in any interim period in which events or circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. In the second quarter of fiscal 2015, the sale process of our MIS reporting unit was well underway and there were indications that the market value of MIS would not support its carrying value. This resulted in an interim triggering event. As a result of the fair value analysis, we incurred a $2.3 million impairment charge for the MIS business recorded in discontinued operations during the second quarter of fiscal 2015. There were no interim triggering events for MCE or MDS.
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
As part of our annual goodwill impairment testing performed on May 31, 2015, we utilized the income approach to determine the fair value of our MCE and MDS reporting units. As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for MCE and MDS were 10% and

13%, respectively. The annual testing indicated that the fair values of our MCE and MDS reporting units significantly exceeding their carrying values, and thus no further testing was required. A one percent change in the discount rate of either reporting unit would still result in significant excess of fair value over carrying value.
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
In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future earnings, future taxable income, and tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment. We record a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If it becomes more likely than not that a tax asset will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2018 and can be early adopted for the fiscal year beginning July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.
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

INTEREST RATE RISK
Our exposure to interest rate risk is related primarily to our investment portfolio and our line of credit. Our investment portfolio includes money market funds from high quality U.S. government issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally available for sale and we generally limit the amount of credit exposure to any one issuer. Our line of credit was used to support $3.8 million of letters of credit at June 30, 2015.

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

We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited Mercury Systems, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Systems, Inc.’s management is responsible for these consolidated financial statements and financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Systems, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Boston, Massachusetts
August 13, 2015

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$77,586	$47,287
Accounts receivable, net of allowance for doubtful accounts of $56 and $34 at June 30, 2015 and 2014, respectively	31,765	37,625
Unbilled receivables and costs in excess of billings	22,021	22,036
Inventory	31,960	31,655
Deferred income taxes	12,407	15,216
Prepaid income taxes	3,747	1,481
Prepaid expenses and other current assets	8,678	3,631
Current assets of discontinued operations	—	1,374
Total current assets	188,164	160,305
Restricted cash	264	265
Property and equipment, net	13,226	14,144
Goodwill	168,146	168,146
Intangible assets, net	17,998	25,006
Other non-current assets	2,190	987
Non-current assets of discontinued operations	—	4,859
Total assets	$389,988	$373,712
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,928	$7,054
Accrued expenses	9,005	8,377
Accrued compensation	9,875	9,983
Deferred revenues and customer advances	7,477	5,898
Current liabilities of discontinued operations	—	1,618
Total current liabilities	33,285	32,930
Deferred gain on sale-leaseback	929	2,086
Deferred income taxes	3,108	5,911
Income taxes payable	1,459	3,154
Other non-current liabilities	1,069	1,666
Non-current liabilities of discontinued operations	—	818
Total liabilities	39,850	46,565
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 32,570,959 and 31,284,273 shares issued and outstanding at June 30, 2015 and 2014, respectively	326	312
Additional paid-in capital	254,568	241,725
Retained earnings	94,468	84,099
Accumulated other comprehensive income	776	1,011
Total shareholders’ equity	350,138	327,147
Total liabilities and shareholders’ equity	$389,988	$373,712
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Years Ended June 30,
	2015	2014	2013
Net revenues	$234,847	$208,729	$194,231
Cost of revenues	124,628	113,985	116,073
Gross margin	110,219	94,744	78,158
Operating expenses:
Selling, general and administrative	49,010	53,685	54,764
Research and development	32,554	35,693	32,604
Amortization of intangible assets	7,008	7,328	8,222
Restructuring and other charges	3,175	5,443	7,060
Acquisition costs and other related expenses	117	—	318
Total operating expenses	91,864	102,149	102,968
Income (loss) from operations	18,355	(7,405)	(24,810)
Interest income	21	9	7
Interest expense	(34)	(49)	(38)
Other income, net	453	1,532	558
Income (loss) from continuing operations before income taxes	18,795	(5,913)	(24,283)
Tax provision (benefit)	4,366	(1,841)	(10,501)
Income (loss) from continuing operations	$14,429	$(4,072)	$(13,782)
(Loss) income from discontinued operations, net of income taxes	$(4,060)	$(7,353)	$574
Net income (loss)	$10,369	$(11,425)	$(13,208)

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$0.45	$(0.13)	$(0.46)
(Loss) income from discontinued operations, net of income taxes	(0.13)	(0.24)	0.02
Net income (loss)	$0.32	$(0.37)	$(0.44)

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$0.44	$(0.13)	$(0.46)
(Loss) income from discontinued operations, net of income taxes	(0.13)	(0.24)	0.02
Net income (loss)	$0.31	$(0.37)	$(0.44)

Weighted-average shares outstanding:
Basic	32,114	31,000	30,128
Diluted	32,939	31,000	30,128

Comprehensive income (loss):
Net income (loss)	$10,369	$(11,425)	$(13,208)
Foreign currency translation adjustments	(235)	65	(359)
Net unrealized (loss) gain on investments	—	(16)	15
Total comprehensive income (loss)	$10,134	$(11,376)	$(13,552)
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2015, 2014 and 2013
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2012	29,729	$297	$222,769	$108,732	$1,306	$333,104
Issuance of common stock under employee stock incentive plans	548	6	430	—	—	436
Issuance of common stock under employee stock purchase plan	104	1	813	—	—	814
Stock-based compensation	—	—	7,940	—	—	7,940
Tax shortfall from employee stock plan awards	—	—	(754)	—	—	(754)
Net loss	—	—	—	(13,208)	—	(13,208)
Share-based business combination consideration	—	—	513	—	—	513
Net unrealized gain on investments	—	—	—	—	15	15
Foreign currency translation adjustments	—	—	—	—	(359)	(359)
Balance at June 30, 2013	30,381	304	231,711	95,524	962	328,501
Issuance of common stock under employee stock incentive plans	811	8	698	—	—	706
Issuance of common stock under employee stock purchase plan	92	—	778	—	—	778
Stock-based compensation	—	—	9,244	—	—	9,244
Tax shortfall from employee stock plan awards	—	—	(706)	—	—	(706)
Net loss	—	—	—	(11,425)	—	(11,425)
Net unrealized loss on investments	—	—	—	—	(16)	(16)
Foreign currency translation adjustments	—	—	—	—	65	65
Balance at June 30, 2014	31,284	312	241,725	84,099	1,011	327,147
Issuance of common stock under employee stock incentive plans	1,275	13	3,697	—	—	3,710
Issuance of common stock under employee stock purchase plan	79	1	837	—	—	838
Retirement of common stock	(67)	—	(944)	—	—	(944)
Stock-based compensation	—	—	8,728	—	—	8,728
Tax benefit from employee stock plan awards	—	—	525	—	—	525
Net income	—	—	—	10,369	—	10,369
Foreign currency translation adjustments	—	—	—	—	(235)	(235)
Balance at June 30, 2015	32,571	$326	$254,568	$94,468	$776	$350,138

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,369	$(11,425)	$(13,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	13,840	15,608	17,209
Stock-based compensation expense	8,728	9,244	7,940
Deferred income taxes	(1,038)	(5,499)	(10,083)
Impairment of goodwill of discontinued operations	2,283	6,687	—
Excess tax benefit from stock-based compensation	(943)	(21)	(19)
Loss on sale of discontinued operations	892	—	—
Loss on sale of building	—	—	1,091
Other non-cash items	(495)	(619)	(757)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	5,935	(12,428)	4,760
Inventory	(345)	5,818	453
Prepaid income taxes	(2,265)	887	3,197
Prepaid expenses and other current assets	(4,964)	3,728	(807)
Other non-current assets	565	1,006	1,055
Accounts payable and accrued expenses	(475)	1,163	(13,094)
Deferred revenues and customer advances	1,138	129	516
Income taxes payable	(938)	274	(422)
Other non-current liabilities	(80)	(311)	298
Net cash provided by (used in) operating activities	32,207	14,241	(1,871)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(67,721)
Purchases of property and equipment	(5,984)	(6,701)	(3,880)
Proceeds from sale of discontinued operations	885	—	—
Proceeds from sale of building	—	—	775
Increase in other investing activities	(499)	(19)	(265)
Net cash used in investing activities	(5,598)	(6,720)	(71,091)
Cash flows from financing activities:
Proceeds from employee stock plans	4,548	1,484	1,251
Payment for retirement of common stock	(944)	—	—
Excess tax benefit from stock-based compensation	943	21	19
Payments of acquired debt	—	—	(6,575)
Payments of deferred financing and offering costs	—	—	(771)
Decrease in restricted cash	—	—	3,000
Payments of capital lease obligations	(642)	(763)	(593)
Net cash provided by (used in) financing activities	3,905	742	(3,669)
Effect of exchange rate changes on cash and cash equivalents	(215)	(102)	(207)
Net increase (decrease) in cash and cash equivalents	30,299	8,161	(76,838)
Cash and cash equivalents at beginning of year	47,287	39,126	115,964
Cash and cash equivalents at end of year	$77,586	$47,287	$39,126
Cash paid (received) during the period for:
Interest	$34	$49	$39
Income taxes	$7,875	$3,192	$(3,313)
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$10,177	$8,904	$12,560
Share-based business combination consideration	$—	$—	$513
Capital lease financings	$—	$494	$249
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in the U.S.A. powering today's critical defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
The Company's goal is to grow and build on its position as a critical component of the defense industrial base and become the leading provider of open and more affordable secure and sensor processing subsystems. The Mercury Commercial Electronics (“MCE”) operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. The Mercury Defense Systems (“MDS”) operating segment provides significant capabilities relating to pre-integrated, open, more affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems and significant capabilities in signals intelligence ("SIGINT"), and electro-optical/infrared ("EO/IR") processing technologies and radar environment test and simulation systems.
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
REVENUE RECOGNITION
The Company relies upon FASB ASC 605, Revenue Recognition, to account for its revenue transactions. Revenue is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

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
The Company also considers whether contracts should be combined or segmented in accordance with the applicable criteria under GAAP. The Company combines closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, the Company may separate a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period.
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
Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. The Company records revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material at June 30, 2015 or 2014.
The Company defines service revenues as revenue from activities that are not associated with the design, development, production, or delivery of tangible assets, software or specific capabilities sold. Examples of the Company's service revenues include: analyst services and systems engineering support, consulting, maintenance and other support, testing and installation. The Company combines its product and service revenues into a single class as service revenues are less than 10 percent of total revenues.
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
RESTRICTED CASH
The Company had restricted cash balances of $264 and $265 as of June 30, 2015 and 2014, respectively. The balances are classified as restricted cash on the accompanying consolidated balance sheet and are reflected in non-current assets. The balances at June 30, 2015 and 2014 included restrictions related to certain contracts with foreign customers that require a certificate of deposit to be held at a commercial bank until performance of the contracts have been completed.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2015 and 2014, the Company had $77,586 and $47,287, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2015, five customers accounted for 55% of the Company's receivables, unbilled receivables and costs in excess of billings. At June 30, 2014, five customers accounted for 55% of the Company’s receivables, unbilled receivables and costs in excess of billings.
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill is the amount by which the cost of the net assets obtained in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of FASB ASC 350, Intangibles-Goodwill and Other (“FASB ASC 350”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with FASB ASC 350. During fiscal 2015, 2014 and 2013, the Company capitalized $0, $362 and $91 of software development costs.
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

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning balance at July 1,	$2,078	$2,522	$1,360
Warranty assumed from Micronetics acquisition	—	—	245
Accruals for warranties issued during the period	1,465	1,951	4,592
Settlements made during the period	(1,569)	(2,395)	(3,675)
Ending balance at June 30,	$1,974	$2,078	$2,522
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development costs are primarily made up of labor charges and prototype material and development expenses.
STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. Stock-based compensation expense for the Company’s performance-based restricted stock awards are amortized over the requisite service period using graded vesting. The company’s other restricted stock awards recognize expense over the requisite service period on a straight-line basis. The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options.
RETIREMENT OF COMMON STOCK
Stock that is repurchased or received in connection with the exercise of stock options or in order to cover tax payment obligations triggered by exercise of stock options or the vesting of restricted stock is retired immediately upon the Company’s repurchase. The Company accounts for this under the cost method and upon retirement the excess amount over par value is charged against additional paid-in capital.
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

Basic and diluted weighted average shares outstanding were as follows:

	Years Ended June 30,
	2015	2014	2013
Basic weighted-average shares outstanding	32,114	31,000	30,128
Effect of dilutive equity instruments	825	—	—
Diluted weighted-average shares outstanding	32,939	31,000	30,128

Equity instruments to purchase 453, 3,526 and 4,077 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains on investments. The components of accumulated other comprehensive income were $776 and $1,011 of accumulated foreign currency translation adjustments at June 30, 2015 and 2014. There were no material accumulated net unrealized gains on investments at June 30, 2015 and 2014.
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Europe and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) and were immaterial for all periods presented.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2018 and can be early adopted for the fiscal year beginning July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, an amendment of the FASB Accounting Standards Codification. The ASU has added additional disclosure requirements to the codification. It requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about the Company’s ability to continue as a going concern. Substantial doubt exists if it is probable (the “probable” threshold under U.S. GAAP has generally been interpreted to be between 75 and 80 percent) that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect a going concern uncertainty in the foreseeable future, and therefore this guidance is not expected to have a material impact to its consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), an amendment of the FASB Accounting Standards Codification. This ASU allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. As this guidance is applicable to separate financial statements of acquired entities, the Company does not expect this guidance to have a material impact to its consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU aligns U.S. GAAP more closely with IFRS (International Financial Reporting Standards). Entities will continue to evaluate whether items are unusual in nature or infrequent in their occurrence for disclosure purposes and when estimating the annual effective tax rate for interim reporting purposes. This ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective applications. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The Company does not expect this guidance to have a material impact to its consolidated financial statements.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2014, the Company adopted FASB ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment of the FASB Accounting Standards Codification. The ASU requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist and certain criteria are met. Such adoption did not have a material impact to the Company's consolidated financial statements.

Effective October 1, 2014, the Company adopted FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), an amendment of the FASB Accounting Standards Codification. The ASU clarifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Additionally, the amendments in this ASU require expanded disclosure for discontinued operations to provide users with more information about the assets, liabilities, revenues, and expenses. Such adoption did not have a material impact to the Company's consolidated financial statements.
C.Discontinued Operations
During the fourth quarter of fiscal 2014, the Company conducted a strategic review of the Mercury Intelligence Systems (“MIS”) operating segment which encompassed an assessment of MIS' financial performance and contemporaneous future financial projections. The Company, with Board of Director's approval, concluded that a plan to divest the MIS operating segment would be in the best interests of the Company and its shareholders. On January 23, 2015, the Company completed the sale of MIS.
In fiscal 2014, the Company's MIS operating segment met the "held for sale" criteria in accordance with FASB ASC 205. As the Company did not anticipate continuing involvement in the operations of MIS after its divestiture, the MIS operating results had been reported as a discontinued operation for all periods presented.
The classification as "held for sale" was considered a triggering event for impairment testing under FASB ASC 350 and FASB ASC 360. However, since the Company conducted its annual goodwill impairment testing in its fourth quarter of fiscal 2014, which coincided with the plan to divest the MIS operating segment, the “held for sale” triggering event did not constitute a separate goodwill impairment test under FASB ASC 350 (see Note H). The triggering event, however, did require separate impairment testing of the MIS asset group’s long-lived assets under FASB ASC 360.
The goodwill impairment testing conducted in the fourth quarter of fiscal 2014 determined the MIS reporting unit's carrying value of goodwill exceeded its implied fair value, resulting in a $6,687 impairment charge. The impairment charge is reflected within discontinued operations of the Company's accompanying consolidated financial statements. The failure of the first step of the goodwill impairment test was driven by a decline in forecasted results of the MIS reporting unit. The fair value of the MIS reporting unit from the first step of the goodwill impairment test exceeded the fair value of the assets and liabilities of the MIS reporting unit, as determined by the second step of the goodwill impairment test. Testing of the valuation of long-lived assets of the MIS asset group indicated no impairment, as the estimated undiscounted cash flows of the MIS asset group, less estimated costs to sell, significantly exceeded its carrying value.
MIS was considered its own operating segment and was previously aggregated with MDS into one reportable segment based on similar economic and qualitative factors in accordance with FASB ASC 280. As MIS became a discontinued operation in the fourth quarter of fiscal 2014, the results of MIS had been excluded from the MDS reportable segment.  Accordingly, the revenues, costs of revenue, operating expenses, assets and liabilities of MIS have been reported separately as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Balance Sheets for all periods presented. The discontinued operation's balances in the Consolidated Balance Sheets do not reflect intercompany receivable balances of MIS, and the results of discontinued operations do not reflect interest expense or the allocation of the Company's corporate general and administrative expenses.
During the second quarter of fiscal 2015, the Company determined that the MIS reporting unit's carrying value of goodwill exceeded its implied fair value, resulting in a further goodwill impairment charge of $2,283. This impairment charge is reflected within discontinued operations of the Company's accompanying fiscal 2015 consolidated financial statements.
On January 23, 2015, the Company completed the sale of MIS for approximately $1,600. The sale resulted in net proceeds of $885 and a loss on disposal of $892, which is reflected within discontinued operations of the Company's accompanying consolidated financial statements. The Company does not have continuing involvement in the operations of MIS after its divestiture.

The amounts reported in (loss) income from discontinued operations, net of income taxes were as follows:

	For the Years Ended June 30,
	2015	2014	2013
Net revenues of discontinued operations	$3,493	$9,414	$14,560
Costs of discontinued operations:
Cost of revenues	2,385	6,356	10,050
Selling, general and administrative	1,958	3,029	2,815
Research and development	305	585	83
Amortization of intangible assets	279	495	495
Restructuring and other charges	—	26	(4)
Impairment of goodwill	2,283	6,687	—
(Loss) income from discontinued operations before income taxes	(3,717)	(7,764)	1,121
Loss on disposal of discontinued operations before income taxes	(892)	—	—
Tax (benefit) provision	(549)	(411)	547
(Loss) income from discontinued operations	$(4,060)	$(7,353)	$574
The amounts reported as assets and liabilities of the discontinued operations were as follows:

June 30,
2014
Accounts receivable, net	$925
Unbilled receivables and costs in excess of billings	248
Deferred income taxes	77
Prepaid expenses and other current assets	124
Property and equipment, net	475
Goodwill	2,283
Intangible assets, net	2,062
Other non-current assets	39
Assets of discontinued operations	$6,233
Accounts payable	$127
Accrued expenses	802
Accrued compensation	689
Deferred income taxes	818
Liabilities of discontinued operations	$2,436
The depreciation, amortization, capital expenditures and significant operating and investing non-cash items of the discontinued operations were as follows:

	For the Years Ended June 30,
	2015	2014	2013
Depreciation	$100	$160	$47
Amortization of intangible assets	$279	$495	$495
Capital expenditures	$—	$78	$408
Impairment of goodwill	$2,283	$6,687	$—
Stock-based compensation expense	$88	$245	$86

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2015:

	Fair Value Measurements
	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Operating cash	$47,586	$47,586	$—	$—
Certificates of deposit	30,000	—	30,000	—
Restricted cash	264	264	—	—
Cost-method investment	500	—	—	500
Total	$78,350	$47,850	$30,000	$500
The carrying values of cash and cash equivalents, including U.S. Treasury bills and money market funds, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The value of the certificates of deposit is based on the quoted price for identical or similar instruments in markets that are not active or are directly or indirectly observable. The cost-method investment does not have a readily determinable fair value, as such the Company recorded the investment as a long term asset at cost and will continue to evaluate the asset for impairment.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2014:

	Fair Value Measurements
	June 30, 2014	Level 1	Level 2	Level 3
Assets:
Operating cash	$47,287	$47,287	$—	$—
Restricted cash	265	265	—	—
Total	$47,552	$47,552	$—	$—
The change of the fair value of the Company's investment in equity is as follows:

Fair Value
Balance at June 30, 2014	$—
Cost-method investment	500
Balance at June 30, 2015	$500
E.Inventory
Inventory was comprised of the following:

	June 30,
	2015	2014
Raw materials	$15,864	$13,755
Work in process	11,190	12,677
Finished goods	4,906	5,223
Total	$31,960	$31,655
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2015	2014
Computer equipment and software	2-4	$58,562	$55,881
Furniture and fixtures	5	7,614	7,556
Leasehold improvements	lesser of estimated useful life or lease term	4,003	3,758
Machinery and equipment	5	16,383	14,159
		86,562	81,354
Less: accumulated depreciation		(73,336)	(67,210)
		$13,226	$14,144
In fiscal 2015 and 2014, the Company retired $733 and $715, respectively, of fully depreciated computer equipment and software assets that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended June 30, 2015, 2014 and 2013 was $6,332, $7,625 and $8,445, respectively.
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
The unamortized deferred gain consisted of the following of which the current portion is included in accrued expenses and the non-current portion is separately classified in the accompanying consolidated balance sheets:

	June 30,
	2015	2014
Current portion	$1,156	$1,156
Non-current portion	929	2,086
Total unamortized deferred gain	$2,085	$3,242
G.Goodwill
The following table summarizes the changes in goodwill for the years ended June 30, 2014 and 2015:

	MCE	MDS	Total
Balance at June 30, 2013	$133,783	$33,768	$167,551
Goodwill adjustments during fiscal 2014	595	—	595
Balance at June 30, 2014 and 2015	$134,378	$33,768	$168,146
In accordance with FASB ASC 350 Intangibles-Goodwill and Other “FASB ASC 350”, the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. MCE has four components with discrete financial information available which are reviewed by their segment manager; however, those four components are economically similar in nature and thus have been aggregated into a single reporting unit at the operating segment level. MDS is a sole component and the reporting unit is at the operating segment level. The Company determined that its reporting units are the same as its operating segments, MCE and MDS.

As defined by FASB ASC 350, goodwill is tested for impairment on an interim basis at the occurrence of certain triggering events or at a minimum on an annual basis. In fiscal 2015, there were no triggering events from continuing operations which required an interim goodwill impairment test.
The Company follows FASB ASC 350 in assessing whether the fair value of a reporting unit is less than its carrying amount. As of June 30, 2015, both MCE and MDS had goodwill balances and the annual impairment analysis was performed for each reporting unit in the fourth quarter of fiscal 2015. The results of the Company's step one interim goodwill impairment test indicated that the fair values of the MCE and MDS reporting units were substantially in excess of their carrying values. As such, step two of the goodwill impairment testing was not required. Consistent with prior years, the valuation was based upon a discounted cash flow analysis and corroborated by a market-based analysis which compares the trading multiples of public companies in similar lines of business.

H.	Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2015
Customer relationships	$33,880	$(17,364)	$16,516	6.8 years
Licensing agreements and patents	2,245	(2,096)	149	5.0 years
Completed technologies	5,570	(4,237)	1,333	5.3 years
	$41,695	$(23,697)	$17,998
June 30, 2014
Customer relationships	$33,880	$(12,001)	$21,879	6.8 years
Licensing agreements and patents	2,295	(1,686)	609	5.0 years
Completed technologies	5,570	(3,161)	2,409	5.3 years
Trademarks	380	(271)	109	3.5 years
	$42,125	$(17,119)	$25,006
Estimated future amortization expense for intangible assets remaining at June 30, 2015 is as follows:

Year Ending June 30,
2016	$6,523
2017	5,041
2018	4,304
2019	1,760
2020	370
Total future amortization expense	$17,998
I.Restructuring
During fiscal 2015, the Company incurred restructuring and other charges of $3,175, which affected both MCE and MDS reportable segments as the Company completed its acquisition integration plan. Additionally, during the fourth quarter of fiscal 2015, the Company eliminated 16 positions, primarily in operations, in the MCE reportable segment.
During fiscal 2014, the Company announced a restructuring plan ("2014 Plan") that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. The acquisition integration plan included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, the Company closed four facilities relocating all related activities to the Company's Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. The

Company also completed the first phase of the Chelmsford, Massachusetts headquarters consolidation in the fourth quarter of fiscal 2014. These restructuring and other charges associated with the Company's fiscal 2014 restructuring plan amounted to $5,443 and affected both MCE and MDS reportable segments. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, Massachusetts, it will incur nominal, periodic restructuring charges through fiscal 2017 in its MCE reportable segment.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and any remaining severance obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.
The following table presents the detail of expenses by reportable segment for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2013	$434	$286	$720
MCE restructuring charges	3,961	1,512	5,473
MDS restructuring charges	55	—	55
Cash paid	(3,054)	(966)	(4,020)
Reversals (*)	(25)	(60)	(85)
Restructuring liability at June 30, 2014	1,371	772	2,143
MCE restructuring charges	1,614	1,812	3,426
MDS restructuring charges	49	—	49
Cash paid	(2,164)	(1,162)	(3,326)
Reversals (*)	(213)	(87)	(300)
Restructuring liability at June 30, 2015	$657	$1,335	$1,992

(*) Reversals result from the unused outplacement services and operating costs.

J.Income Taxes
The components of income (loss) from continuing operations before income taxes and income tax expense (benefit) were as follows:

	Year Ended June 30,
	2015	2014	2013
Income (loss) from continuing operations before income taxes:
United States	$18,443	$(6,068)	$(24,760)
Foreign	352	155	477
	$18,795	$(5,913)	$(24,283)
Tax provision (benefit):
Federal:
Current	$4,267	$3,184	$(699)
Deferred	(458)	(5,281)	(9,613)
	$3,809	$(2,097)	$(10,312)
State:
Current	$1,372	$594	$157
Deferred	(921)	(375)	(710)
	$451	$219	$(553)
Foreign:
Current	$58	$(12)	$364
Deferred	48	49	—
	$106	$37	$364
	$4,366	$(1,841)	$(10,501)

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax (benefit) rate for continuing operations:

	Year Ended June 30,
	2015	2014	2013
Tax provision (benefit) at federal statutory rates	35.0%	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	4.9	(3.1)	(1.8)
Research and development credits	(4.8)	(14.7)	(12.6)
Domestic manufacturing deduction	(3.2)	(5.3)	—
Deemed repatriation of foreign earnings	(0.4)	0.7	—
Foreign tax credits	—	(13.3)	—
Equity compensation	(0.1)	2.2	1.8
Officers' compensation	2.8	11.1	—
Stock compensation shortfalls	—	24.1	—
Deferred tax asset and liability adjustments	(4.2)	—	—
Change in state tax rates	(3.1)	—	—
Reserves for tax contingencies	(5.0)	—	—
Acquisition costs	—	—	0.5
Valuation allowance	—	—	2.5
Other	1.3	2.2	1.4
	23.2%	(31.1)%	(43.2)%

The components of the Company’s net deferred tax assets (liabilities) for continuing operations were as follows:

	June 30,
	2015	2014
Deferred tax assets:
Inventory valuation and receivable allowances	$9,264	$8,830
Accrued compensation	2,563	972
Equity compensation	4,229	4,831
Federal and state research and development tax credit carryforwards	16,262	11,167
Gain on sale-leaseback	834	1,232
Other accruals	1,889	1,043
Capital loss carryforwards	3,562	—
Other temporary differences	1,800	4,012
	40,403	32,087
Valuation allowance	(18,864)	(10,844)
Total deferred tax assets	21,539	21,243
Deferred tax liabilities:
Prepaid expenses	(1,103)	—
Property and equipment	(1,578)	(1,694)
Intangible assets	(7,110)	(9,242)
Tax method of accounting change	(854)	—
Other temporary differences	(320)	(624)
Total deferred tax liabilities	(10,965)	(11,560)
Net deferred tax assets	$10,574	$9,683

As reported:
Current deferred tax assets	$12,407	$15,216
Non-current deferred tax assets (included in other non-current assets)	1,275	378
Non-current deferred tax liabilities	(3,108)	(5,911)
	$10,574	$9,683
At June 30, 2015, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past operating results, its forecast of future earnings, future taxable income, and tax planning strategies. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on the financial performance in fiscal year 2015, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on certain state research and development (“R&D”) and investment tax credits, and capital loss carryforwards as of June 30, 2015 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
The Company had federal research and development credit carryforwards of $959, which will expire from 2032 through 2033. The Company had state research and development credit carryforwards of $14,899, which will expire from 2016 through 2029. The Company also had state investment tax credits carryforwards of $404.
Upon consideration of changing business conditions and cash position in its foreign subsidiaries, management has determined that it does not need to indefinitely reinvest the earnings of certain foreign subsidiaries. Therefore, the Company has accrued deferred taxes in association with $672 in undistributed earnings and profits.
The Company files income tax returns in all jurisdictions in which it operates. The Company has established reserves to provide for additional income taxes that management believes will more likely than not be due in future years as these previously filed tax returns are audited. These reserves have been established based upon management’s assessment as to the potential exposures. All tax reserves are analyzed quarterly and adjustments are made as events occur and warrant modification.

The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2015	2014
Unrecognized tax benefits, beginning of period	$3,142	$2,923
Increases for previously recognized positions	123	102
Reductions as a result of a lapse of the applicable statue of limitations	(1,197)	(166)
Increases for currently recognized positions	122	283
Unrecognized tax benefits, end of period	$2,190	$3,142
The $2,190 of unrecognized tax benefits as of June 30, 2015, if released, would reduce income tax expense.
The Company’s major tax jurisdiction is the U.S. and the open tax years are fiscal 2011 through 2015.
The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the year ended June 30, 2015. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $757 at the conclusion of the audit. We expect that the decrease, if recognized, would not affect the effective tax rate.
K.Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of June 30, 2015, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $27,376.

LEASE COMMITMENTS
The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2025. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2015, 2014, and 2013 was $3,777, $4,213 and $4,167, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2016	$4,536
2017	3,997
2018	1,934
2019	2,047
2020	1,737
Thereafter	7,147
Total minimum lease payments	$21,398
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
As of June 30, 2015, there was $151,549 of borrowing capacity available based on our consolidated EBITDA for the trailing four quarters ended June 30, 2015. There were no borrowings outstanding on the Credit Agreement; however, there were outstanding letters of credit of $3,839. As of June 30, 2015, the Company is in compliance with the covenants in the Credit Agreement.

M.Shareholders’ Equity
PREFERRED STOCK
The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.
SHAREHOLDER RIGHTS PLAN
In June 2015, the Company's Board of Directors terminated the Shareholder Rights Plan and the associated rights effective as of June 30, 2015. See the Company's fiscal 2014 Annual Report for further description of the Shareholder Rights Plan.
N.Employee Benefit Plans
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. During fiscal 2015, 2014 and 2013, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,934, $1,896 and $1,992 during the fiscal years ended June 30, 2015, 2014, and 2013, respectively.
O.Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 11,424 shares at June 30, 2015. On October 21, 2014, the Company's number of shares authorized for issuance under the 2005 Plan increased by 3,406 shares, including 3,200 shares approved by the Company's shareholders at the 2014 Annual Meeting of Shareholders and 206 shares as a result of forfeitures, cancellations and/or terminations from the Company's 1997 Stock Option Plan (the "1997 Plan"). The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 3,648 shares available for future grant under the 2005 Plan at June 30, 2015.
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
On August 15, 2014, as part of the Company's ongoing annual equity grant program for employees, the Company granted performance-based restricted stock awards to certain executives pursuant to the 2005 Plan. These performance awards vest annually over a three year requisite service period subject to the achievement of specific financial performance targets related to adjusted EBITDA as a percentage of revenue. Based on the performance targets, these awards require graded vesting that results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic compensation expense accordingly.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2015, 2014, and 2013 was 79, 92 and 104, respectively. Shares available for future purchase under the ESPP totaled 85 at June 30, 2015.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2015
Outstanding at June 30, 2013	2,070	$13.44	2.60
Granted	—	—
Exercised	(113)	6.23
Cancelled	(522)	19.59
Outstanding at June 30, 2014	1,435	$11.76	2.23
Granted	—	—
Exercised	(500)	7.43
Cancelled	(105)	19.21
Outstanding at June 30, 2015	830	$13.43	1.66	$1,382
Vested and expected to vest at June 30, 2015	830	$13.43	1.66	$1,382
Exercisable at June 30, 2015	816	$13.57	1.58	$1,249
The intrinsic value of the options exercised during fiscal years 2015, 2014, and 2013 was $3,373, $578 and $233, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2015, there was $6 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 0.13 years from June 30, 2015. As of June 30, 2014, there was $118 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 0.91 years from June 30, 2014.
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2013:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	2,007	$10.82
Granted	952	9.35
Vested	(698)	10.81
Forfeited	(170)	10.95
Outstanding at June 30, 2014	2,091	$10.15
Granted	849	11.99
Vested	(776)	10.56
Forfeited	(298)	10.73
Outstanding at June 30, 2015	1,866	$10.72
The total fair value of restricted stock awards vested during fiscal year 2015, 2014, and 2013 was $9,078, $6,543 and $4,488, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2015, there was $11,080 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.9 years from June 30, 2015. As of June 30, 2014, there was $12,768 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.4 years from June 30, 2014.
STOCK-BASED COMPENSATION EXPENSE AND ASSUMPTIONS
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the fiscal years 2015, 2014, and 2013 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of

FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2015	2014	2013
Cost of revenues	$493	$601	$371
Selling, general and administrative	6,751	7,024	6,436
Research and development	1,396	1,374	1,047
Share-based compensation expense before tax	8,640	8,999	7,854
Income taxes	(3,332)	(3,420)	(2,877)
Share-based compensation expense, net of income taxes	$5,308	$5,579	$4,977
There were no options granted during fiscal years 2015 or 2014. The only stock options granted during fiscal year 2013 were related to the Micronetics stock option rollover at the acquisition date. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during fiscal years 2015, 2014 and 2013:

	Years Ended June 30,
	2015	2014	2013
Weighted-average fair value of options granted	$—	$—	$3.80
Option life(1)	—	—	4.5
Risk-free interest rate(2)	—%	—%	0.73%
Stock volatility(3)	—%	—%	58%
Dividend rate	—%	—%	—%

(1)	The option life was determined based upon historical option activity.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

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

P.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company utilizes the management approach for determining reportable segments in accordance with the authoritative guidance. The following operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company's management structure:

•
Mercury Commercial Electronics (“MCE”): this operating segment delivers more affordable, innovative, commercially developed, specialized processing subsystems powering today's critical defense and intelligence applications. MCE delivers secure solutions that are based upon open architectures and widely adopted industry standards. MCE delivers rapid time-to-value and service and support to prime defense contractors and commercial customers. MCE provides solutions to prime contractor customers on a variety of programs. MCE also provides technology building blocks to Mercury Defense Systems on key classified and unclassified programs. MCE has a legacy of embedded multi-computing and embedded sensor processing expertise. More recently, MCE has added substantial capabilities around radio frequency ("RF") and microwave technologies as well as emerging new manufacturing capabilities to bring design, production and test capabilities of its RF and microwave solutions to market on a more scalable basis.

•
Mercury Defense Systems (“MDS”): this operating segment provides significant capabilities relating to pre-integrated, open, more affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and signals intelligence ("SIGINT") and electro-optical/infrared ("EO/IR") processing technologies and radar environmental test and simulation systems. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense ("DoD"), leveraging commercially available technologies and solutions (or “building blocks”) from the MCE business and other commercial suppliers. MDS leverages this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the

C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
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

	MCE	MDS	Eliminations	Total
YEAR ENDED JUNE 30, 2015
Net revenues to unaffiliated customers	$207,104	$27,411	$332	$234,847
Intersegment revenues	5,356	314	(5,670)	—
Net revenues	$212,460	$27,725	$(5,338)	$234,847
Adjusted EBITDA	$40,321	$3,397	$696	$44,414
YEAR ENDED JUNE 30, 2014
Net revenues to unaffiliated customers	$175,766	$34,217	$(1,254)	$208,729
Intersegment revenues	9,032	—	(9,032)	—
Net revenues	$184,798	$34,217	$(10,286)	$208,729
Adjusted EBITDA	$18,495	$5,727	$(700)	$23,522
YEAR ENDED JUNE 30, 2013
Net revenues to unaffiliated customers	$152,606	$41,491	$134	$194,231
Intersegment revenues	13,744	—	(13,744)	—
Net revenues	$166,350	$41,491	$(13,610)	$194,231
Adjusted EBITDA	$2,812	$7,097	$31	$9,940

The following table reconciles the Company's income (loss) from continuing operations, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Year Ended June 30,
	2015	2014	2013
Income (loss) from continuing operations	$14,429	$(4,072)	$(13,782)
Interest expense, net	13	40	31
Tax provision (benefit)	4,366	(1,841)	(10,501)
Depreciation	6,332	7,625	8,445
Amortization of intangible assets	7,008	7,328	8,222
Restructuring and other charges	3,175	5,443	7,060
Impairment of long-lived assets	—	—	—
Acquisition and financing costs	451	—	318
Fair value adjustments from purchase accounting	—	—	2,293
Stock-based compensation expense	8,640	8,999	7,854
Adjusted EBITDA	$44,414	$23,522	$9,940
The geographic distribution of the Company's revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2015
Net revenues to unaffiliated customers	$229,849	$2,076	$2,922	$—	$234,847
Inter-geographic revenues	2,806	475	—	(3,281)	—
Net revenues	$232,655	$2,551	$2,922	$(3,281)	$234,847
Identifiable long-lived assets	$13,127	$68	$31	$—	$13,226
YEAR ENDED JUNE 30, 2014
Net revenues to unaffiliated customers	$202,845	$2,806	$3,078	$—	$208,729
Inter-geographic revenues	3,479	1,550	140	(5,169)	—
Net revenues	$206,324	$4,356	$3,218	$(5,169)	$208,729
Identifiable long-lived assets	$14,090	$48	$6	$—	$14,144
YEAR ENDED JUNE 30, 2013
Net revenues to unaffiliated customers	$182,527	$4,632	$7,072	$—	$194,231
Inter-geographic revenues	8,734	385	147	(9,266)	—
Net revenues	$191,261	$5,017	$7,219	$(9,266)	$194,231
Identifiable long-lived assets	$14,429	$33	$—	$—	$14,462

Foreign revenue is based on the country in which the Company's legal subsidiary is domiciled. Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company's revenues for the periods are as follows:

	Year Ended June 30,
	2015	2014	2013
Lockheed Martin Corporation	20%	18%	17%
Raytheon Company	37	13	10
Northrop Grumman Corporation	*	12	11
	57%	43%	38%
*    Indicates that the amount is less than 10% of the Company's revenues for the respective period.

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company's revenues for the periods are as follows:

	Year Ended June 30,
	2015	2014	2013
Patriot	18%	*	*
F-35	16%	*	*
Aegis	12%	15%	10%
	46%	15%	10%
*    Indicates that the amount is less than 10% of the Company's revenues for the respective period.
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

2015 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$54,061	$57,089	$59,578	$64,119
Gross margin	$23,999	$27,035	$27,918	$31,267
Income from operations	$728	$3,539	$6,157	$7,931
Income from continuing operations before income taxes	$717	$3,933	$6,163	$7,982
Income tax provision	$—	$1,047	$1,469	$1,850
Income from continuing operations	$717	$2,886	$4,694	$6,132
Loss from discontinued operations, net of income taxes	(218)	(2,621)	(1,019)	(202)
Net income	$499	$265	$3,675	$5,930
Net income per share:
Basic net income (loss) per share:
Income from continuing operations	$0.02	$0.09	$0.14	$0.19
Loss from discontinued operations	$—	$(0.08)	$(0.03)	$(0.01)
Net income	$0.02	$0.01	$0.11	$0.18
Diluted net income (loss) per share:
Income from continuing operations	$0.02	$0.09	$0.14	$0.18
Loss from discontinued operations	$—	$(0.08)	$(0.03)	$—
Net income	$0.02	$0.01	$0.11	$0.18
2014 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$50,726	$50,932	$53,393	$53,678
Gross margin	$21,562	$24,325	$24,376	$24,481
Loss from operations	$(4,041)	$(1,661)	$(1,407)	$(296)
(Loss) income from continuing operations before income taxes	$(3,623)	$(1,229)	$(1,079)	$18
Income tax (benefit) provision	$(1,319)	$(442)	$(809)	$729
Loss from continuing operations	$(2,304)	$(787)	$(270)	$(711)
Income (loss) from discontinued operations, net of income taxes	$48	$(258)	$(308)	$(6,835)
Net loss	$(2,256)	$(1,045)	$(578)	$(7,546)
Net loss per share:
Basic net loss per share:
Loss from continuing operations	$(0.07)	$(0.02)	$(0.01)	$(0.02)
Loss from discontinued operations	$—	$(0.01)	$(0.01)	$(0.22)
Net loss	$(0.07)	$(0.03)	$(0.02)	$(0.24)
Diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.02)	$(0.01)	$(0.02)
Loss from discontinued operations	$—	$(0.01)	$(0.01)	$(0.22)
Net loss	$(0.07)	$(0.03)	$(0.02)	$(0.24)
Due to the effects of rounding, the sum of the four quarters does not equal the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 30, 2015 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2015 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework in Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2015. The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2015 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2015, 2014, and 2013
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(In thousands)
Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2015	$34	$44	$1	$21	$56
2014	$33	$133	$14	$118	$34
2013	$5	$85	$27	$30	$33
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2015	$10,844	$8,020			$18,864
2014	$9,032	$1,812	$—	$—	$10,844
2013	$8,682	$350	$—	$—	$9,032

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 77, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on August 13, 2015.

MERCURY SYSTEMS, INC.

By	/s/ GERALD M. HAINES II
Gerald M. Haines II EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 13, 2015
Mark Aslett
/S/ GERALD M. HAINES II	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 13, 2015
Gerald M. Haines II
/S/ CHARLES A. SPEICHER	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 13, 2015
Charles A. Speicher
/S/ JAMES K. BASS	Director	August 13, 2015
James K. Bass
/S/ MARK S. NEWMAN	Director	August 13, 2015
Mark S. Newman
/S/ MICHAEL A. DANIELS	Director	August 13, 2015
Michael A. Daniels
/S/ GEORGE K. MUELLNER	Director	August 13, 2015
George K. Muellner
/S/ WILLIAM K. O’BRIEN	Director	August 13, 2015
William K. O’Brien
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 13, 2015
Vincent Vitto

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.2	Bylaws, amended and restated effective as of May 4, 2011 (incorporated herein by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
10.1.1*	1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
10.1.2*	Form of Stock Option Agreement under the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
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

10.4*	Annual Executive Bonus Plan – Corporate Financial Performance (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on August 30, 2013)
10.5*	Annual Executive Bonus Plan – Individual Performance (incorporated herein by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.6*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on September 5, 2014)
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
10.7.3*
Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.3 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.7.4*
Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on September 28, 2007)

10.7.5*
Form of Amended and Restated Performance-Based Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014)

10.8.1*
Form of Change in Control Severance Agreement between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.9.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.8.2*
Form of Change in Control Severance Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.9.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

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

10.12.1*
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

10.14
Agreement and Plan of Merger dated as of December 22, 2011 by and among the Company, King Merger, Inc., KOR Electronics, and the Securityholders’ Representative (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2011)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.15
Agreement and Plan of Merger by and among the Company, Wildcat Merger Sub Inc., and Micronetics, Inc. dated as of June 8, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 11, 2012)

10.16	Micronetics, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed on August 10, 2012)
10.17
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