Form 10-Q
period 2015-09-30
MERCURY SYSTEMS INC
filed 2015-11-05
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Shares of Common Stock outstanding as of October 31, 2015: 34,751,239 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$79,073	$77,586
Accounts receivable, net of allowance for doubtful accounts of $215 and $56 at September 30, 2015 and June 30, 2015, respectively	41,993	31,765
Unbilled receivables and costs in excess of billings	24,423	22,021
Inventory	34,666	31,960
Deferred income taxes	12,379	12,407
Prepaid income taxes	3,041	3,747
Prepaid expenses and other current assets	5,292	8,678
Total current assets	200,867	188,164
Restricted cash	264	264
Property and equipment, net	13,493	13,226
Goodwill	168,146	168,146
Intangible assets, net	16,470	17,998
Other non-current assets	2,148	2,190
Total assets	$401,388	$389,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,186	$6,928
Accrued expenses	9,143	9,005
Accrued compensation	8,488	9,875
Deferred revenues and customer advances	7,944	7,477
Total current liabilities	42,761	33,285
Deferred gain on sale-leaseback	639	929
Deferred income taxes	2,658	3,108
Income taxes payable	1,459	1,459
Other non-current liabilities	1,237	1,069
Total liabilities	48,754	39,850
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 33,010,306 and 32,570,959 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	330	326
Additional paid-in capital	255,083	254,568
Retained earnings	96,428	94,468
Accumulated other comprehensive income	793	776
Total shareholders’ equity	352,634	350,138
Total liabilities and shareholders’ equity	$401,388	$389,988

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net revenues	$58,409	$54,061
Cost of revenues	30,880	30,062
Gross margin	27,529	23,999
Operating expenses:
Selling, general and administrative	12,126	12,290
Research and development	8,093	7,951
Amortization of intangible assets	1,713	1,762
Restructuring and other charges	338	1,268
Acquisition costs and other related expenses	2,128	—
Total operating expenses	24,398	23,271
Income from operations	3,131	728
Interest income	24	3
Interest expense	(2)	(8)
Other income (expense), net	71	(6)
Income from continuing operations before income taxes	3,224	717
Tax provision	1,264	—
Income from continuing operations	1,960	717
Loss from discontinued operations, net of income taxes	—	(218)
Net income	$1,960	$499

Basic net earnings per share:
Income from continuing operations	$0.06	$0.02
Loss from discontinued operations, net of income taxes	—	—
Net income	$0.06	$0.02

Diluted net earnings per share:
Income from continuing operations	$0.06	$0.02
Loss from discontinued operations, net of income taxes	—	—
Net income	$0.06	$0.02

Weighted-average shares outstanding:
Basic	32,778	31,635
Diluted	33,616	32,481

Comprehensive income:
Net income	$1,960	$499
Foreign currency translation adjustments	17	(97)
Total comprehensive income	$1,977	$402
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,960	$499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,301	3,630
Stock-based compensation expense	2,702	2,614
Benefit for deferred income taxes	(412)	(820)
Excess tax benefit from stock-based compensation	(969)	(316)
Other non-cash items	(121)	(285)
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	(12,781)	(4,303)
Inventory	(2,739)	859
Prepaid income taxes	706	83
Prepaid expenses and other current assets	3,378	(902)
Other non-current assets	37	146
Accounts payable and accrued expenses	9,913	3,544
Deferred revenues and customer advances	659	(2,561)
Other non-current liabilities	(21)	(10)
Net cash provided by operating activities	5,613	2,178
Cash flows from investing activities:
Purchases of property and equipment	(1,867)	(905)
Increase in other investing activities	(185)	—
Net cash used in investing activities	(2,052)	(905)
Cash flows from financing activities:
Proceeds from employee stock plans	629	236
Payments for retirement of common stock	(3,708)	—
Excess tax benefit from stock-based compensation	969	316
Payments of capital lease obligations	—	(160)
Net cash (used in) provided by financing activities	(2,110)	392
Effect of exchange rate changes on cash and cash equivalents	36	(76)
Net increase in cash and cash equivalents	1,487	1,589
Cash and cash equivalents at beginning of period	77,586	47,287
Cash and cash equivalents at end of period	$79,073	$48,876
Cash paid during the period for:
Interest	$2	$8
Income taxes	$65	$374
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$7,114	$7,052
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the "Company" or "Mercury") is a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in the U.S.A. powering today's critical defense and intelligence applications. The Company delivers innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company’s products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. The Company’s organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
The Company's goal is to grow and build on its position as a critical component of the defense industrial base and become the leading provider of open and more affordable secure and sensor processing subsystems. The Mercury Commercial Electronics (“MCE”) operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. The Mercury Defense Systems (“MDS”) operating segment provides significant capabilities relating to pre-integrated, open, more affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, significant capabilities in signals intelligence ("SIGINT"), electro-optical/infrared ("EO/IR") processing technologies, and radar environment test and simulation systems.
In June 2014, the Company initiated a plan to divest the Mercury Intelligence Systems (“MIS”) operating segment, based on the Company's strategic direction and investment priorities focusing on its core business. On January 23, 2015, the Company completed the sale of the MIS operating segment. See Note C to consolidated financial statements.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2015 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 13, 2015. The results for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company is comprised of the following operating segments: MCE and MDS. See Note L of the Notes to consolidated financial statements for further discussion.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 48% and 29% of total revenues in the three months ended September 30, 2015, and 2014, respectively.
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
The Company's determination of BESP involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies (as evident from the price list established and updated by management on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended September 30,
	2015	2014
Basic weighted-average shares outstanding	32,778	31,635
Effect of dilutive equity instruments	838	846
Diluted weighted-average shares outstanding	33,616	32,481
Equity instruments to purchase 356 and 750 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2015, and 2014, respectively, because the equity instruments were anti-dilutive.
C.Discontinued Operations
During the third quarter of fiscal 2015, the Company completed the sale of the MIS operating segment. The MIS operating results have been reported as a discontinued operation for all periods presented. The Company does not have continuing involvement in the operations of MIS after its divestiture.

The amounts reported in loss from discontinued operations, net of income taxes were as follows:

Three Months Ended September 30,
2014
Net revenues of discontinued operations	$1,839
Costs of discontinued operations:
Cost of revenues	1,225
Selling, general and administrative	647
Research and development	171
Amortization of intangible assets	124
Acquisition costs and other related expenses	33
Loss from discontinued operations before income taxes	(361)
Tax benefit	(143)
Loss from discontinued operations	$(218)

There were no balances for the assets and liabilities of the discontinued operations for the periods ending September 30, 2015 and June 30, 2015.
The depreciation, amortization, and significant operating and investing non-cash items of the discontinued operations were as follows:

Three Months Ended September 30,
2014
Depreciation	$44
Amortization of intangible assets	$124
Stock-based compensation expense	$63

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2015:

	Fair Value Measurements
	September 30, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$49,060	$49,060	$—	$—
Certificates of deposit	30,013	—	30,013	—
Restricted cash	264	264	—	—
Cost-method investment	500	—	—	500
Total	$79,837	$49,324	$30,013	$500
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

The change of the fair value of the Company's investment in equity is as follows:

Fair Value
Balance at June 30, 2015	$500
Changes in fair value	—
Balance at September 30, 2015	$500

E.	Inventory
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

	September 30, 2015	June 30, 2015
Raw materials	$15,859	$15,864
Work in process	13,490	11,190
Finished goods	5,317	4,906
Total	$34,666	$31,960
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the carrying amount of goodwill by reporting units as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
MCE goodwill	$134,378	$134,378
MDS goodwill	33,768	33,768
Total goodwill	$168,146	$168,146
In the three months ended September 30, 2015, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
The Company determines its reporting units in accordance with FASB ASC 350 by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE and MDS.

G.	Restructuring

The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2015	$657	$1,335	$1,992
MCE restructuring and other charges	306	80	386
MDS restructuring and other charges	—	—	—
Cash paid	(503)	(269)	(772)
Reversals(*)	(48)	—	(48)
Restructuring liability at September 30, 2015	$412	$1,146	$1,558
( *)    Reversals result from unused outplacement services.

During the three months ended September 30, 2015, the Company has incurred net restructuring and other charges of $338. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, MA, it will incur nominal, periodic restructuring charges through fiscal 2017 in its MCE reportable segment.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and comprehensive income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
The Company recorded an income tax provision of $1,264 and $0 on income from continuing operations before income taxes of $3,224 and $717 for the three months ended September 30, 2015 and 2014, respectively. The effective tax rates for the three months ended September 30, 2015 and 2014, differed from the federal statutory rate primarily due to domestic manufacturing deduction, stock compensation, and state taxes.
No material changes in the Company’s unrecognized tax positions occurred during the three months ended September 30, 2015. The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the three months ended September 30, 2015. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $757 at the conclusion of the audit. The Company expects that the decrease, if recognized, would not affect the effective tax rate.

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
In connection with the sale of the Company’s former MIS operating segment, the Company provided indemnification to the buyer of the business. The Company’s indemnification obligations generally cover the buyer for damages resulting from breaches of representations, warranties and covenants contained in the purchase and sale agreement and generally cover pre-closing tax liabilities of the business. The Company’s indemnification obligations regarding the MIS operating segment are generally subject to caps.
As part of the Company's strategy for growth, the Company continues to explore acquisitions or strategic alliances. The associated acquisition costs incurred in the form of professional fees and services may be material to the future periods in which they occur, regardless of whether the acquisition is ultimately completed.
The Company may elect from time to time to purchase and subsequently retire shares of common stock in order to settle an individual employees’ tax liability associated with vesting of a restricted stock award or exercise of stock options. These transactions would be treated as a use of cash in financing activities in the Company's statement of cash flows.

PURCHASE COMMITMENTS
As of September 30, 2015, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $26,932.
LEASE COMMITMENTS
On September 1, 2015, the Company entered into a lease agreement for a new headquarters location in Andover, Massachusetts. The Company expects to occupy the new office space by May 2017. The Company's total obligation for the base rent is a minimum aggregate of $17,900 based on utilization of not less than 97 square feet over the twelve year term of the lease. The Company has an option to expand the total square footage of this facility, which would increase its corresponding total base rent obligation.

J.	Debt
SENIOR UNSECURED CREDIT FACILITY
As of September 30, 2015, there was $155,919 of borrowing capacity available under the Company's credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The Company can borrow up to $200,000 based on the Company's consolidated EBITDA for the trailing four quarters and subject to compliance with the financial covenants in the credit agreement. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $4,858. The Company was in compliance with all covenants and conditions under the credit agreement.

K.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 11,424 shares at September 30, 2015. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,862 shares available for future grant under the 2005 Plan at September 30, 2015.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives pursuant to the 2005 Plan. These performance awards vest over a three or four year requisite service period subject to the achievement of specific financial performance targets related to adjusted EBITDA as a percentage of revenue. Based on the performance targets, these awards require graded vesting that results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic compensation expense accordingly.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,400 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2015 and 2014, respectively. Shares available for future purchase under the ESPP totaled 85 at September 30, 2015.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2015	830	$13.43	1.66
Granted	—	—
Exercised	(50)	12.60
Cancelled	—	—
Outstanding at September 30, 2015	780	$13.48	1.49
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2015:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	1,866	$10.72
Granted	451	15.75
Vested	(622)	10.44
Forfeited	(65)	10.53
Outstanding at September 30, 2015	1,630	$12.23
STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2015 and 2014 in accordance with FASB ASC 718 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,
	2015	2014
Cost of revenues	$149	$151
Selling, general and administrative	2,128	1,966
Research and development	425	434
Share-based compensation expense before tax	2,702	2,551
Income tax benefit	(1,041)	(919)
Share-based compensation expense, net of income taxes	$1,661	$1,632

L.	Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company utilizes the management approach for determining reportable segments in accordance with the authoritative guidance. The following operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company's management structure:

•
Mercury Commercial Electronics (“MCE”): this operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, RF and microwave multi-function assemblies as well as subsystems, and RF and microwave components. MCE also provides technology building blocks to Mercury Defense Systems on key classified and unclassified programs.

•
Mercury Defense Systems (“MDS”): this operating segment provides significant capabilities relating to pre-integrated, open, more affordable EW, EA and ECM subsystems, significant capabilities in signals intelligence, EO/IR processing technologies, and radar environment test and simulation systems, leveraging commercially available technologies and solutions (or “building blocks”) from the MCE business and other commercial suppliers.

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
Adjusted EBITDA is defined as income from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement expenses, and stock-based compensation expense. Additionally, asset information by reportable segment is not reported because the Company and its CODM utilize consolidated asset information when making business decisions. The following is a summary of the performance of the Company's operations by reportable segment:

	MCE	MDS	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2015
Net revenues to unaffiliated customers	$50,005	$8,017	$387	$58,409
Intersegment revenues	3,017	28	(3,045)	—
Net revenues	$53,022	$8,045	$(2,658)	$58,409
Adjusted EBITDA	$11,456	$482	$(97)	$11,841
THREE MONTHS ENDED SEPTEMBER 30, 2014
Net revenues to unaffiliated customers	$48,556	$5,379	$126	$54,061
Intersegment revenues	501	140	(641)	—
Net revenues	$49,057	$5,519	$(515)	$54,061
Adjusted EBITDA	$7,289	$486	$228	$8,003
The following table reconciles the Company’s income from continuing operations, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended September 30,
	2015	2014
Income from continuing operations	$1,960	$717
Interest (income) expense, net	(22)	5
Income taxes	1,264	—
Depreciation	1,588	1,700
Amortization of intangible assets	1,713	1,762
Restructuring and other charges	338	1,268
Impairment of long-lived assets	—	—
Acquisition and financing costs	2,298	—
Fair value adjustments from purchase accounting	—	—
Litigation and settlement expenses	—	—
Stock-based compensation expense	2,702	2,551
Adjusted EBITDA	$11,841	$8,003

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2015
Net revenues to unaffiliated customers	$57,362	$458	$589	$—	$58,409
Inter-geographic revenues	1,254	31	—	(1,285)	—
Net revenues	$58,616	$489	$589	$(1,285)	$58,409
THREE MONTHS ENDED SEPTEMBER 30, 2014
Net revenues to unaffiliated customers	$53,085	$346	$630	$—	$54,061
Inter-geographic revenues	583	—	—	(583)	—
Net revenues	$53,668	$346	$630	$(583)	$54,061
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
September 30, 2015	$13,378	$86	$29	$—	$13,493
June 30, 2015	$13,127	$68	$31	$—	$13,226
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2015	2014
Raytheon Company	38%	35%
Lockheed Martin Corporation	16%	30%
	54%	65%

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2015	2014
Patriot	17%	18%
SEWIP	*	18%
F-35	*	10%
Aegis	*	11%
	17%	57%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” "assumes," and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company's markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is a leading high-tech commercial provider of more affordable secure and sensor processing subsystems designed and made in the U.S.A. powering today's critical defense and intelligence applications. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. We operate across a broad spectrum of defense programs and deliver our solutions and services via two operating segments: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. During the third quarter of fiscal 2015, we completed the sale of the Mercury Intelligence Systems (“MIS”) operating segment. Consequently, its operating results are included in discontinued operations for all periods presented (see Note C to the consolidated financial statements).
As of September 30, 2015, we had 635 employees. Our revenue, income from continuing operations, and adjusted EBITDA for the three month period ended September 30, 2015 were $58.4 million, $2.0 million, and $11.8 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our income from continuing operations to adjusted EBITDA.
Our operations are organized in the following two reportable segments: (i) Mercury Commercial Electronics ("MCE") and (ii) Mercury Defense Systems ("MDS").
Mercury Commercial Electronics, or MCE, designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components.
For the three months ended September 30, 2015, MCE accounted for 86% of our total net revenues.
Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open, more affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, significant capabilities in signals intelligence ("SIGINT"), electro-optical/infrared ("EO/IR") processing technologies, and radar environment test and simulation systems.
For the three months ended September 30, 2015, MDS accounted for 14% of our total net revenues.
Since we are an OEM supplier to our commercial markets and conduct much of our business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we have limited ability to identify sequential quarterly trends, even within our operating segments.
RESULTS OF OPERATIONS:
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	September 30, 2015	As a % of Total Net Revenue	September 30, 2014	As a % of Total Net Revenue
Net revenues	$58,409	100.0%	$54,061	100.0%
Cost of revenues	30,880	52.9	30,062	55.6
Gross margin	27,529	47.1	23,999	44.4
Operating expenses:
Selling, general and administrative	12,126	20.8	12,290	22.7
Research and development	8,093	13.9	7,951	14.7
Amortization of intangible assets	1,713	2.9	1,762	3.3
Restructuring and other charges	338	0.6	1,268	2.4
Acquisition costs and other related expenses	2,128	3.6	—	—
Total operating expenses	24,398	41.8	23,271	43.1
Income from operations	3,131	5.3	728	1.3
Other income (expenses), net	93	0.2	(11)	—
Income from continuing operations before income taxes	3,224	5.5	717	1.3
Tax provision	1,264	2.2	—	—
Income from continuing operations	1,960	3.3	717	1.3
Loss from discontinued operations, net of income taxes	—	0.0	(218)	(0.4)
Net income	$1,960	3.3%	$499	0.9%
REVENUES

(In thousands)	September 30, 2015	September 30, 2014	$ Change	% Change
MCE	$50,005	$48,556	$1,449	3%
MDS	8,017	5,379	2,638	49%
Eliminations	387	126	261	207%
Total revenues	$58,409	$54,061	$4,348	8%
Total revenues increased $4.3 million, or 8%, to $58.4 million during the three months ended September 30, 2015 as compared to the same period in fiscal 2015. This increase was driven by higher defense sales of $6.3 million partially offset by lower commercial sales of $2.0 million. The increase in total revenues is primarily attributed to higher revenues from the P-8 and Reaper programs partially offset by lower SEWIP revenue. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, decreased $2.0 million to $8.4 million during the three months ended September 30, 2015, compared to $10.4 million in the same period in the prior fiscal year. The decrease was primarily driven by lower revenues from the Patriot program and commercial sales. International revenues represented 14% and 19% of total revenues during the three months ended September 30, 2015 and 2014, respectively.
Net MCE revenues increased $1.4 million, or 3%, during the three months ended September 30, 2015 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher P-8 and Reaper program revenues partially offset by lower SEWIP revenue.

Net MDS revenues increased $2.6 million, or 49%, during the three months ended September 30, 2015 as compared to the same period in the previous fiscal year. This increase was primarily driven by strength in an airborne surveillance program in the most recent quarter.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 47.1% for the three months ended September 30, 2015, an increase of 270 basis points from the 44.4% gross margin achieved during the same period in fiscal 2015. The higher gross margin between years was due to changes in product mix, including stronger revenues from certain higher-margin digital processing products and programs within MCE during the three months ended September 30, 2015 as compared to the same period in the prior fiscal year.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $0.2 million, or 1%, to $12.1 million during the three months ended September 30, 2015, compared to $12.3 million in the same period in fiscal 2015. The decrease was primarily due to operating leverage. Selling, general and administrative expenses decreased as a percentage of revenues to 20.8% during the three months ended September 30, 2015 from 22.7% during the same period in fiscal 2015 due to higher revenues in the first quarter of fiscal 2016 coupled with overall expense reductions, as compared to the same period in fiscal 2015.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $0.1 million, or 2%, to $8.1 million during the three months ended September 30, 2015, compared to $8.0 million during the same period in fiscal 2015. The increase was primarily due to higher equipment purchases.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased approximately $1.0 million, or 73%, to $0.3 million during the three months ended September 30, 2015, compared to $1.3 million during the same period in fiscal 2015. The decrease was driven by lower severance and facility costs in the first quarter of fiscal 2016 as our acquisition integration activities were completed during fiscal 2015. The first quarter of fiscal 2015 included the second phase of the Chelmsford, Massachusetts headquarters consolidation and related severance activities. We will incur nominal, periodic restructuring charges through fiscal 2017 in our MCE reportable segment if we are unable to sublease the unoccupied portion of our headquarters.

ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $2.1 million of acquisition costs and other related expenses during the three months ended September 30, 2015, compared to $0.0 million during the same period in fiscal 2015. We expect to incur acquisition costs and other related expenses periodically as we continue to look for acquisition opportunities to expand our capabilities within RF, microwave, and embedded processing with a goal to assemble differentiated capabilities across the entire sensor processing chain.
OTHER INCOME, NET
Other income, net increased $0.1 million during the three months ended September 30, 2015, as compared to the same period in fiscal 2015. Both periods include $0.3 million related to the amortization of the gain on the sale leaseback of our corporate headquarters. These gains were offset by $0.2 million in bank fees during the three months ended September 30, 2015 which were classified as selling, general, and administrative expenses in periods prior to the third quarter of fiscal 2015, and a $0.3 million write off of an escrow receivable in the first quarter of fiscal 2015. Interest income and interest expense were de minimis.
INCOME TAXES
We recorded an income tax provision of $1.3 million during the three months ended September 30, 2015 as compared to an income tax provision of $0.0 million for the same period in the prior fiscal year. Our effective tax rates for the three months ended September 30, 2015 and 2014 differed from the federal statutory tax rate of 35% primarily due to the domestic manufacturing deduction, stock compensation, and state taxes.
DISCONTINUED OPERATIONS
We completed the sale of our MIS operating segment during the third quarter of fiscal 2015 and have ceased continuing involvement in operations of MIS after its divestiture. During the three months ended September 30, 2014, we incurred a loss from discontinued operations of $0.2 million.

SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $4.2 million during the three months ended September 30, 2015 to $11.5 million as compared to $7.3 million for the comparable period in fiscal 2015. The increase in adjusted EBITDA was driven by higher revenues of $1.4 million primarily from the P-8 and Reaper programs, coupled with higher margins from a change in product mix.
Adjusted EBITDA for MDS was $0.5 million during the three months ended September 30, 2015 and 2014. MDS revenue increased $2.6 million during the three months ended September 30, 2015 compared to the same period in fiscal 2015, partially offset by lower gross margin as a percentage of revenue in the first quarter of fiscal 2016.
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
Senior Unsecured Credit Facility
As of September 30, 2015, there was $155.9 million of borrowing capacity available under our credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The credit agreement provides for borrowing up to a maximum $200.0 million based on the Company's consolidated EBITDA for the trailing four quarters and subject to compliance with the financial covenants in the credit agreement. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $4.9 million. We were in compliance with all covenants and conditions under the credit agreement.
CASH FLOWS

	As Of and For the Three Month Period Ended September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$5,613	$2,178
Net cash used in investing activities	$(2,052)	$(905)
Net cash (used in) provided by financing activities	$(2,110)	$392
Net increase in cash and cash equivalents	$1,487	$1,589
Cash and cash equivalents at end of period	$79,073	$48,876
Our cash and cash equivalents increased by $1.5 million from June 30, 2015 to September 30, 2015, primarily as a result of $5.6 million in cash generated from operating activities, partially offset by $1.9 million in capital expenditures and $3.7 million in payments for the retirement of common stock.

Operating Activities
During the three months ended September 30, 2015, we generated $5.6 million in cash from operating activities, an increase of $3.4 million when compared to $2.2 million in cash generated from operating activities during the same period in fiscal 2015. During the three months ended September 30, 2015, we generated $1.5 million in higher comparable net income, generated $6.4 million more cash from the timing of payables, used $4.3 million less cash for prepaid expenses and other current assets, and generated $3.2 million more cash from deferred revenue and customer advances as compared to the same period in the prior year. These increases were partially offset by the timing of accounts receivable collections of $8.5 million and $3.6 million in higher inventory. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the three months ended September 30, 2015, we used $2.1 million in investing activities compared to $0.9 million during the same period in fiscal 2015. The increase was primarily driven by $1.0 million higher capital expenditures in the first quarter of fiscal 2016.
Financing Activities
During the three months ended September 30, 2015, we used $2.1 million in financing activities compared to $0.4 million generated from financing activities during the same period in fiscal 2015. The $2.5 million increase in cash used in financing activities was primarily due to $3.7 million in payments for the retirement of common stock, partially offset by a $0.7 million increase in excess tax benefits from stock-based compensation and a $0.4 million increase in proceeds from our employee stock plan during the three months ended September 30, 2015.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2015:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$26,932	$26,932	$—	$—	$—
Operating leases	37,530	4,514	7,090	6,314	19,612
	$64,462	$31,446	$7,090	$6,314	$19,612
We have a liability at September 30, 2015 of $2.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $26.9 million at September 30, 2015.

Our standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred in connection with certain intellectual property infringement claims by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited.
In connection with the sale of our former MIS operating segment, we provided indemnification to the buyer of the business. Our indemnification obligations generally cover the buyer for damages resulting from breaches of representations, warranties and covenants contained in the purchase and sale agreement and generally cover pre-closing tax liabilities of the business. Our indemnification obligations regarding the MIS operating segment are generally subject to caps.
As part of our strategy for growth, we continue to explore acquisitions or strategic alliances. The associated acquisition costs incurred in the form of professional fees and services may be material to the future periods in which they occur, regardless of whether the acquisition is ultimately completed.
We may elect from time to time to purchase and subsequently retire shares of common stock in order to settle an individual employees’ tax liability associated with vesting of a restricted stock award or exercise of stock options. These transactions would be treated as a use of cash in financing activities in our statement of cash flows.
Deferred Tax Assets
As of September 30, 2015, we had approximately $11.0 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to adjust the valuation allowance accordingly. We continue to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on current financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
We continue to record a full valuation allowance on certain state research and development and investment tax credits, and capital loss carryforwards as of September 30, 2015 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
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
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss four important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA, free cash flow, adjusted income from continuing operations, and adjusted earnings per share ("adjusted EPS").
Adjusted EBITDA, the profitability measure for our segment reporting, is defined as income from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement expenses and stock-based compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We exclude the above-described items from our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining the portion of bonus compensation for executive officers and other key employees based on operating performance, evaluating short-term and long-term operating trends in our operations, and allocating resources to various initiatives and operational requirements. We believe the adjusted EBITDA financial measure permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without any correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our adjusted EBITDA are valuable indicators of our operating performance.
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
The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2015	2014
Income from continuing operations	$1,960	$717
Interest (income) expense, net	(22)	5
Income taxes	1,264	—
Depreciation	1,588	1,700
Amortization of intangible assets	1,713	1,762
Restructuring and other charges	338	1,268
Impairment of long-lived assets	—	—
Acquisition and financing costs	2,298	—
Fair value adjustments from purchase accounting	—	—
Litigation and settlement expenses	—	—
Stock-based compensation expense	2,702	2,551
Adjusted EBITDA	$11,841	$8,003
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended September 30,
(In thousands)	2015	2014
Cash provided by operating activities	$5,613	$2,178
Purchase of property and equipment	(1,867)	(905)
Free cash flow	$3,746	$1,273
Adjusted income from continuing operations and adjusted EPS are non-GAAP financial measures for reporting financial performance, exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying continuing operations results and trends and allows for comparability with our peer company index and industry. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income from continuing operations as income from continuing operations before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement expenses, stock-based compensation expense, and the tax impact of those items. Adjusted EPS expresses adjusted income from continuing operations on a per share basis using weighted average diluted shares outstanding.
Adjusted income from continuing operations and adjusted EPS are non-GAAP financial measures and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the adjusted income from continuing operations and adjusted EPS financial adjustments described above, and investors should not infer from our presentation of these non-GAAP financial measures that these costs are unusual, infrequent or non-recurring.
The following table reconciles income from continuing operations and diluted net earnings per share, the most directly comparable GAAP measures, to adjusted income from continuing operations and adjusted EPS:

	Three Months Ended September 30,
(In thousands, except per share data)	2015		2014
Income from continuing operations and earnings per share	$1,960	$0.06	$717	$0.02
Amortization of intangible assets	1,713		1,762
Restructuring and other charges	338		1,268
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,298		—
Fair value adjustments from purchase accounting	—		—
Litigation and settlement expenses	—		—
Stock-based compensation expense	2,702		2,551
Impact to income taxes	(2,570)		(1,956)
Adjusted income from continuing operations and adjusted earnings per share	$6,441	$0.19	$4,342	$0.13

Diluted weighted-average shares outstanding		33,616		32,481
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2018 and can be early adopted for the fiscal year beginning July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU aligns U.S. GAAP more closely with IFRS (International Financial Reporting Standards). Entities will continue to evaluate whether items are unusual in nature or infrequent in their occurrence for disclosure purposes and when estimating the annual effective tax rate for interim reporting purposes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The ASU allows prospective or retrospective applications. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We do not expect this guidance to have a material impact to our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, an amendment of the FASB Accounting Standards Codification. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. The ASU requires prospective adoption and permits early adoption. We are evaluating the effect that ASU 2015-11 will have on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not expect this guidance to have a material impact to our consolidated financial statements.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective October 1, 2015, we adopted FASB ASU No. 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), an amendment of the FASB Accounting Standards Codification. This ASU allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Such adoption did not have any impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2015 to September 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There have been no material changes from the factors disclosed in our 2015 Annual Report on Form 10-K filed on August 13, 2015, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 5, 2015.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer