Form 10-Q
period 2015-12-31
MERCURY SYSTEMS INC
filed 2016-02-04
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015
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
Shares of Common Stock outstanding as of January 31, 2016: 34,829,997 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$81,554	$77,586
Accounts receivable, net of allowance for doubtful accounts of $52 and $56 at December 31, 2015 and June 30, 2015, respectively	35,468	31,765
Unbilled receivables and costs in excess of billings	24,645	22,021
Inventory	36,707	31,960
Deferred income taxes	12,363	12,407
Prepaid income taxes	2,880	3,747
Prepaid expenses and other current assets	5,361	8,678
Total current assets	198,978	188,164
Restricted cash	264	264
Property and equipment, net	13,324	13,226
Goodwill	173,749	168,146
Intangible assets, net	18,608	17,998
Other non-current assets	3,169	2,190
Total assets	$408,092	$389,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,858	$6,928
Accrued expenses	8,719	9,005
Accrued compensation	11,409	9,875
Deferred revenues and customer advances	9,406	7,477
Total current liabilities	41,392	33,285
Deferred gain on sale-leaseback	350	929
Deferred income taxes	2,287	3,108
Income taxes payable	1,505	1,459
Other non-current liabilities	1,100	1,069
Total liabilities	46,634	39,850
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 33,240,461 and 32,570,959 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	332	326
Additional paid-in capital	259,140	254,568
Retained earnings	101,221	94,468
Accumulated other comprehensive income	765	776
Total shareholders’ equity	361,458	350,138
Total liabilities and shareholders’ equity	$408,092	$389,988

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net revenues	$60,417	$57,089	$118,826	$111,150
Cost of revenues	31,839	30,054	62,719	60,116
Gross margin	28,578	27,035	56,107	51,034
Operating expenses:
Selling, general and administrative	12,583	12,677	24,709	24,967
Research and development	7,684	7,895	15,777	15,846
Amortization of intangible assets	1,638	1,762	3,351	3,524
Restructuring and other charges	221	1,162	559	2,430
Impairment of long-lived assets	231	—	231	—
Acquisition costs and other related expenses	(148)	—	1,980	—
Total operating expenses	22,209	23,496	46,607	46,767
Income from operations	6,369	3,539	9,500	4,267
Interest income	26	4	50	7
Interest expense	(5)	(8)	(7)	(16)
Other income, net	83	398	154	392
Income from continuing operations before income taxes	6,473	3,933	9,697	4,650
Tax provision	1,680	1,047	2,944	1,047
Income from continuing operations	4,793	2,886	6,753	3,603
Loss from discontinued operations, net of income taxes	—	(2,621)	—	(2,839)
Net income	$4,793	$265	$6,753	$764

Basic net earnings (loss) per share:
Income from continuing operations	$0.14	$0.09	$0.20	$0.11
Loss from discontinued operations, net of income taxes	—	(0.08)	—	(0.09)
Net income	$0.14	$0.01	$0.20	$0.02

Diluted net earnings (loss) per share:
Income from continuing operations	$0.14	$0.09	$0.20	$0.11
Loss from discontinued operations, net of income taxes	—	(0.08)	—	(0.09)
Net income	$0.14	$0.01	$0.20	$0.02

Weighted-average shares outstanding:
Basic	33,120	32,052	33,047	31,880
Diluted	33,831	32,686	33,819	32,720

Comprehensive income:
Net income	$4,793	$265	$6,753	$764
Foreign currency translation adjustments	(28)	(111)	(11)	(208)
Total comprehensive income	$4,765	$154	$6,742	$556
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,753	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,559	7,150
Stock-based compensation expense	5,094	4,933
Benefit for deferred income taxes	(894)	(1,314)
Impairment of goodwill and long-lived assets	231	2,283
Excess tax benefit from stock-based compensation	(1,359)	(536)
Other non-cash items	(384)	(568)
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	(6,254)	(7,103)
Inventory	(4,677)	1,584
Prepaid income taxes	867	(3,587)
Prepaid expenses and other current assets	3,315	(182)
Other non-current assets	(860)	291
Accounts payable and accrued expenses	7,045	4,126
Deferred revenues and customer advances	2,034	2,458
Income taxes payable	47	123
Other non-current liabilities	(39)	(16)
Net cash provided by operating activities	17,478	10,406
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(9,764)	—
Purchases of property and equipment	(3,156)	(2,123)
(Increase) decrease in other investing activities	(185)	1
Net cash used in investing activities	(13,105)	(2,122)
Cash flows from financing activities:
Proceeds from employee stock plans	2,297	1,313
Payments for retirement of common stock	(4,124)	—
Excess tax benefit from stock-based compensation	1,359	536
Payments of capital lease obligations	—	(320)
Net cash (used in) provided by financing activities	(468)	1,529
Effect of exchange rate changes on cash and cash equivalents	63	(113)
Net increase in cash and cash equivalents	3,968	9,700
Cash and cash equivalents at beginning of period	77,586	47,287
Cash and cash equivalents at end of period	$81,554	$56,987
Cash paid during the period for:
Interest	$7	$16
Income taxes	$1,759	$5,512
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,241	$8,832
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the "Company" or "Mercury") is a leading commercial provider of secure processing subsystems designed and made in the U.S.A. Optimized for customer and mission success, Mercury's solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, Mercury is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology needs. The Company delivers innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company’s products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. The Company’s organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
The Company's goal is to grow and build on its position as a critical component of the defense industrial base and become the leading provider of affordable secure processing subsystems. The Mercury Commercial Electronics (“MCE”) operating segment designs, develops and builds open sensor processing products and subsystems that include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. The Mercury Defense Systems (“MDS”) operating segment provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, significant capabilities in signals intelligence ("SIGINT"), electro-optical/infrared ("EO/IR") and secure processing technologies, and radar environment test and simulation systems.
In June 2014, the Company initiated a plan to divest the Mercury Intelligence Systems (“MIS”) operating segment, based on the Company's strategic direction and investment priorities focusing on its core business. On January 23, 2015, the Company completed the sale of the MIS operating segment. See Note M to consolidated financial statements.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2015 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 13, 2015. The results for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company is comprised of the following operating segments: MCE and MDS. See Note L of the Notes to consolidated financial statements for further discussion.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
BUSINESS COMBINATIONS
The Company utilizes the acquisition method of accounting under FASB ASC 805, Business Combinations, (“FASB ASC 805”), for all transactions and events which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and in establishing the acquisition date fair value as the measurement date for all assets and liabilities assumed. The Company also utilizes FASB ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations.

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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 36% and 42% of total revenues in the three and six months ended December 31, 2015, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 26% and 28% of total revenues in the three and six months ended December 31, 2014, respectively.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Basic weighted-average shares outstanding	33,120	32,052	33,047	31,880
Effect of dilutive equity instruments	711	634	772	840
Diluted weighted-average shares outstanding	33,831	32,686	33,819	32,720
Equity instruments to purchase 2 and 25 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2015 because the equity instruments were anti-dilutive. Equity instruments to purchase 654 and 740 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2014 because the equity instruments were anti-dilutive.

C.Acquisitions
LEWIS INNOVATIVE TECHNOLOGIES ACQUISITION
On December 16, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Lewis Innovative Technologies, Inc. (“LIT”) and the holders of the equity interests of LIT. Pursuant to the Share Purchase Agreement, the Company completed its purchase of all of the equity interests in LIT, and LIT became a wholly-owned subsidiary of the Company. Based in Decatur, Alabama, LIT provides advanced security technology and development services necessary for protecting systems critical to national security while meeting strict Department of Defense (“DoD”) program protection requirements. LIT is included in the MDS operating segment.
The Company acquired LIT for a cash purchase price of $9,764. The Company funded the purchase with cash on hand. The purchase price was subject to a post-closing adjustment based on a determination of LIT's closing net working capital. In accordance with the Share Purchase Agreement, $1,000 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers' indemnification obligations. The escrow is available for indemnification claims through June 16, 2017. The Company acquired LIT free of bank debt.
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of LIT:

Amounts
Consideration transferred
Cash paid at closing	$10,290
Working capital adjustment	(236)
Less cash and cash equivalents acquired	(290)
Net purchase price	$9,764

Estimated fair value of tangible assets acquired and liabilities assumed
Cash and cash equivalents	$290
Accounts receivable and cost in excess of billings	290
Other current and non-current assets	175
Current liabilities	(264)
Estimated fair value of net tangible assets acquired	491
Estimated fair value of identifiable intangible assets	3,960
Estimated fair value of goodwill	5,603
Estimated fair value of assets acquired	10,054
Less cash and cash equivalents acquired	(290)
Net purchase price	$9,764
The amounts above represent the preliminary fair value estimates as of December 31, 2015 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include completed technology of $3,240, customer relationships of $590 and backlog of $130. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.
The goodwill of $5,603 arising from the LIT acquisition largely reflects the potential synergies and expansion of the Company's service offerings across product segments and markets complementary to the Company’s existing products and markets. The LIT acquisition provides the Company with additional capabilities and expertise related to secure embedded processing applications. The acquisition is directly aligned with the Company's strategy of assembling critical and differentiated capabilities across the entire sensor processing chain. The goodwill from the LIT acquisition is included in the Company's MDS reporting unit.
The Company and the shareholders of LIT have agreed to treat the acquisition of LIT as an asset purchase for tax purposes by filing the required election forms under IRC Section 338(h)(10). The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 31, 2015, the Company had $5,603 of goodwill deductible for tax purposes.
The Company's consolidated results for the three and six months ended December 31, 2015 include $30 and $(40) of revenue and net loss, respectively, for LIT's operating results between the acquisition date and December 31, 2015. Pursuant to the completion of the LIT acquisition, the Company incurred $231 of impairment expense related to a pre-existing relationship. LIT acquisition costs and other related expenses were immaterial during the three and six months ended December 31, 2015. Additionally, the Company has not furnished pro forma financial information relating to LIT because such information is not material to the Company's financial results.

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at December 31, 2015:

	Fair Value Measurements
	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51,529	$51,529	$—	$—
Certificates of deposit	30,025	—	30,025	—
Restricted cash	264	264	—	—
Cost-method investment	500	—	—	500
Total	$82,318	$51,793	$30,025	$500
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
The change of the fair value of the Company's cost-method investment is as follows:

Fair Value
Balance at June 30, 2015	$500
Changes in fair value	—
Balance at December 31, 2015	$500

E.	Inventory
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

	December 31, 2015	June 30, 2015
Raw materials	$15,994	$15,864
Work in process	13,916	11,190
Finished goods	6,797	4,906
Total	$36,707	$31,960
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the six months ended December 31, 2015:

	MCE	MDS	Total
Balance at June 30, 2015	$134,378	$33,768	$168,146
Goodwill arising from the LIT acquisition	—	5,603	5,603
Balance at December 31, 2015	$134,378	$39,371	$173,749
In the six months ended December 31, 2015, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
The Company determines its reporting units in accordance with FASB ASC 350 by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE and MDS.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2015	$657	$1,335	$1,992
MCE restructuring and other charges	424	207	631
MDS restructuring and other charges	—	—	—
Cash paid	(724)	(529)	(1,253)
Reversals(*)	(72)	—	(72)
Restructuring liability at December 31, 2015	$285	$1,013	$1,298
( *)    Reversals result from unused outplacement services.
During the three and six months ended December 31, 2015, the Company incurred net restructuring and other charges of $221 and $559, respectively. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, Massachusetts, it will incur nominal, periodic restructuring charges through fiscal 2017 in its MCE reportable segment.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and comprehensive income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
The Company recorded an income tax provision of $1,680 and $1,047 on income from continuing operations before income taxes of $6,473 and $3,933 for the three months ended December 31, 2015 and 2014, respectively. The Company recorded an income tax provision of $2,944 and $1,047 on income from continuing operations before income taxes of $9,697 and $4,650 for the six months ended December 31, 2015 and 2014, respectively. The effective tax rates for the three and six months ended December 31, 2015 differed from the federal statutory rate primarily due to federal research and development credits, domestic manufacturing deduction, stock compensation, and state taxes. The effective tax rates for the three and six months ended December 31, 2014 differed from the federal statutory rate primarily due to the impact of federal research and development credits, domestic manufacturing deduction, stock compensation, and state taxes.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted, which retroactively reinstated and made permanent the federal research and development tax credit effective January 1, 2015. Based on the indefinite extension, the Company estimates that there was an additional $1,568 credit earned during the period January 1, 2015 through June 30, 2016, of which $568 relating to fiscal year 2015 was recognized as a discrete benefit in the three months ended December 31, 2015.
No material changes in the Company’s unrecognized tax positions occurred during the six months ended December 31, 2015. The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the six months ended December 31, 2015. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $757 at the conclusion of the audit. The Company expects that the decrease, if recognized, would not affect the effective tax rate.

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
On January 26, 2016, the Company received cash of $175 based on the lapse of the indemnity escrow period associated with the sale of the Company’s former MIS operating segment in January of 2015. The Company provided indemnification to the buyer of the MIS business, generally covering pre-closing tax liabilities of the business  and buyer damages resulting from breaches of representations, warranties and covenants contained in the purchase and sale agreement. The Company’s indemnification obligations regarding the MIS operating segment are generally subject to caps.  No claims were made against the escrow.
PURCHASE COMMITMENTS
As of December 31, 2015, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $24,191.
LEASE COMMITMENTS
On September 1, 2015, the Company entered into a lease agreement for a new headquarters location in Andover, Massachusetts. The Company expects to occupy the new office space by May 2017. The Company's total obligation for the base rent is $21,070 based on utilization of not less than 114 square feet over the twelve year term of the lease. The Company has an option to expand its footprint to 145 square feet, or the entire facility, which would increase its corresponding total base rent obligation. This option must be exercised by the Company on or before December 31, 2018.
OTHER
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

J.	Debt
SENIOR UNSECURED CREDIT FACILITY
As of December 31, 2015, there was $162,697 of borrowing capacity available under the Company's credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The Company can borrow up to $200,000 based on the Company's consolidated EBITDA for the trailing four quarters and subject to compliance with the financial covenants in the credit agreement. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $5,113. The Company was in compliance with all covenants and conditions under the credit agreement.

K.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at December 31, 2015. On October 21, 2015, the Company's number of shares authorized for issuance under the 2005 Plan increased 2 shares as a result of cancellations, forfeitures or terminations under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,786 shares available for future grant under the 2005 Plan at December 31, 2015.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives pursuant to the 2005 Plan. These performance awards vest over a three or four year requisite service period subject to the achievement of specific financial performance targets related to adjusted EBITDA as a percentage of revenue. Based on the performance targets, these awards require graded vesting that results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. On December 8, 2015, the Company's shareholders approved an increase in the number of shares authorized for issuance under the ESPP to 1,800, an increase of 400. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 46 and 41 shares issued under the ESPP during the six months ended December 31, 2015 and 2014, respectively. Shares available for future purchase under the ESPP totaled 440 at December 31, 2015.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2015	830	$13.43	1.66
Granted	—	—
Exercised	(175)	9.82
Cancelled	(24)	17.25
Outstanding at December 31, 2015	631	$14.29	1.42
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2015:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	1,866	$10.72
Granted	518	15.90
Vested	(703)	10.78
Forfeited	(84)	10.79
Outstanding at December 31, 2015	1,597	$12.37

STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three and six months ended December 31, 2015 and 2014 in accordance with FASB ASC 718. During the three and six months ended December 31, 2015, the Company capitalized $153 of stock-based compensation expense on the consolidated balance sheets. In the prior years, the Company did not capitalize any such costs on the consolidated balance sheets, as such costs were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of revenues	$6	$115	$155	$266
Selling, general and administrative	2,063	1,778	4,191	3,744
Research and development	323	363	748	797
Share-based compensation expense before tax	2,392	2,256	5,094	4,807
Income tax benefit	(992)	(839)	(2,033)	(1,759)
Share-based compensation expense, net of income taxes	$1,400	$1,417	$3,061	$3,048

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

•
Mercury Defense Systems (“MDS”): this operating segment provides significant capabilities relating to pre-integrated, open, affordable EW, EA and ECM subsystems, significant capabilities in signals intelligence, EO/IR processing technologies, and radar environment test and simulation systems, leveraging commercially available technologies and solutions (or “building blocks”) from the MCE business and other commercial suppliers. Recently, MDS has added advanced security technology and development services related to secure embedded processing applications.

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

	MCE	MDS	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2015
Net revenues to unaffiliated customers	$53,015	$7,947	$(545)	$60,417
Intersegment revenues	1,344	77	(1,421)	—
Net revenues	$54,359	$8,024	$(1,966)	$60,417
Adjusted EBITDA	$12,873	$(418)	$124	$12,579
THREE MONTHS ENDED DECEMBER 31, 2014
Net revenues to unaffiliated customers	$51,806	$4,767	$516	$57,089
Intersegment revenues	923	72	(995)	—
Net revenues	$52,729	$4,839	$(479)	$57,089
Adjusted EBITDA	$10,510	$284	$(87)	$10,707
SIX MONTHS ENDED DECEMBER 31, 2015
Net revenues to unaffiliated customers	$103,021	$15,964	$(159)	$118,826
Intersegment revenues	4,360	105	(4,465)	—
Net revenues	$107,381	$16,069	$(4,624)	$118,826
Adjusted EBITDA	$24,329	$64	$27	$24,420
SIX MONTHS ENDED DECEMBER 31, 2014
Net revenues to unaffiliated customers	$100,362	$10,147	$641	$111,150
Intersegment revenues	1,425	211	(1,636)	—
Net revenues	$101,787	$10,358	$(995)	$111,150
Adjusted EBITDA	$17,799	$770	$141	$18,710
The following table reconciles the Company’s income from continuing operations, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Income from continuing operations	$4,793	$2,886	$6,753	$3,603
Interest (income) expense, net	(21)	4	(43)	9
Income taxes	1,680	1,047	2,944	1,047
Depreciation	1,620	1,590	3,208	3,290
Amortization of intangible assets	1,638	1,762	3,351	3,524
Restructuring and other charges	221	1,162	559	2,430
Impairment of long-lived assets	231	—	231	—
Acquisition and financing costs	25	—	2,323	—
Fair value adjustments from purchase accounting	—	—	—	—
Litigation and settlement expenses	—	—	—	—
Stock-based compensation expense	2,392	2,256	5,094	4,807
Adjusted EBITDA	$12,579	$10,707	$24,420	$18,710

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2015
Net revenues to unaffiliated customers	$58,211	$653	$1,553	$—	$60,417
Inter-geographic revenues	1,949	371	—	(2,320)	—
Net revenues	$60,160	$1,024	$1,553	$(2,320)	$60,417
THREE MONTHS ENDED DECEMBER 31, 2014
Net revenues to unaffiliated customers	$55,625	$355	$1,109	$—	$57,089
Inter-geographic revenues	964	179	—	(1,143)	—
Net revenues	$56,589	$534	$1,109	$(1,143)	$57,089
SIX MONTHS ENDED DECEMBER 31, 2015
Net revenues to unaffiliated customers	$115,573	$1,111	$2,142	$—	$118,826
Inter-geographic revenues	3,203	402	—	(3,605)	—
Net revenues	$118,776	$1,513	$2,142	$(3,605)	$118,826
SIX MONTHS ENDED DECEMBER 31, 2014
Net revenues to unaffiliated customers	$108,710	$701	$1,739	$—	$111,150
Inter-geographic revenues	1,547	179	—	(1,726)	—
Net revenues	$110,257	$880	$1,739	$(1,726)	$111,150
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
December 31, 2015	$13,215	$83	$26	$—	$13,324
June 30, 2015	$13,127	$68	$31	$—	$13,226
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Raytheon Company	29%	36%	33%	35%
Lockheed Martin Corporation	26%	18%	21%	24%
	55%	54%	54%	59%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
SEWIP	16%	*	12%	13%
F-35	13%	11%	*	11%
Patriot	11%	18%	14%	18%
Aegis	*	10%	*	10%
	40%	39%	26%	52%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.Discontinued Operations
During the third quarter of fiscal 2015, the Company completed the sale of the MIS operating segment. The MIS operating results have been reported as a discontinued operation for all periods presented. The Company does not have continuing involvement in the operations of MIS after its divestiture.
The amounts reported in loss from discontinued operations, net of income taxes were as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2014	2014
Net revenues of discontinued operations	$1,321	$3,160
Costs of discontinued operations:
Cost of revenues	951	2,176
Selling, general and administrative	600	1,247
Research and development	105	276
Amortization of intangible assets	124	248
Acquisition costs and other related expenses	76	109
Impairment of goodwill	2,283	2,283
Loss from discontinued operations before income taxes	(2,818)	(3,179)
Tax benefit	(197)	(340)
Loss from discontinued operations, net of income taxes	$(2,621)	$(2,839)
There were no balances for the assets and liabilities of the discontinued operations for the periods ending December 31, 2015 and June 30, 2015.
The depreciation, amortization, and significant operating and investing non-cash items of the discontinued operations were as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2014	2014
Depreciation	$45	$89
Amortization of intangible assets	$124	$248
Impairment of goodwill	$2,283	$2,283
Stock-based compensation expense	$62	$126

N.	Subsequent Events
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
OVERVIEW
We are a leading commercial provider of secure processing subsystems designed and made in the U.S.A. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, we are pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology needs. We deliver innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. We operate across a broad spectrum of defense programs and deliver our solutions and services via two operating segments: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. During the third quarter of fiscal 2015, we completed the sale of the Mercury Intelligence Systems (“MIS”) operating segment. Consequently, its operating results are included in discontinued operations for all periods presented (see Note M to the consolidated financial statements).
As of December 31, 2015, we had 682 employees. Our revenue, income from continuing operations, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended December 31, 2015 were $60.4 million, $4.8 million, $0.23, and $12.6 million, respectively. Our revenue, income from continuing operations, adjusted EPS, and adjusted EBITDA for the six month period ended December 31, 2015 were $118.8 million, $6.8 million, $0.42, and $24.4 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
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
For the six months ended December 31, 2015, MCE accounted for 87% of our total net revenues.
Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open, affordable electronic warfare ("EW"), electronic attack ("EA") and electronic counter measure ("ECM") subsystems, significant capabilities in signals intelligence ("SIGINT"), electro-optical/infrared ("EO/IR") and secure processing technologies, and radar environment test and simulation systems. Recently, MDS added advanced security technology and development services related to secure embedded processing applications.

For the six months ended December 31, 2015, MDS accounted for 13% of our total net revenues.
Since we are an OEM supplier and conduct much of our business with our defense customers as commercial item sales on commercial terms, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we have limited ability to identify sequential quarterly trends, even within our operating segments.
RESULTS OF OPERATIONS:
Three months ended December 31, 2015 compared to the three months ended December 31, 2014
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2015	As a % of Total Net Revenue	December 31, 2014	As a % of Total Net Revenue
Net revenues	$60,417	100.0%	$57,089	100.0%
Cost of revenues	31,839	52.7	30,054	52.6
Gross margin	28,578	47.3	27,035	47.4
Operating expenses:
Selling, general and administrative	12,583	20.8	12,677	22.2
Research and development	7,684	12.7	7,895	13.9
Amortization of intangible assets	1,638	2.7	1,762	3.1
Restructuring and other charges	221	0.4	1,162	2.0
Impairment of long-lived assets	231	0.4	—	—
Acquisition costs and other related expenses	(148)	(0.2)	—	—
Total operating expenses	22,209	36.8	23,496	41.2
Income from operations	6,369	10.5	3,539	6.2
Other income, net	104	0.2	394	0.7
Income from continuing operations before income taxes	6,473	10.7	3,933	6.9
Tax provision	1,680	2.8	1,047	1.8
Income from continuing operations	4,793	7.9	2,886	5.1
Loss from discontinued operations, net of income taxes	—	0.0	(2,621)	(4.6)
Net income	$4,793	7.9%	$265	0.5%
REVENUES

(In thousands)	December 31, 2015	December 31, 2014	$ Change	% Change
MCE	$53,015	$51,806	$1,209	2%
MDS	7,947	4,767	3,180	67%
Eliminations	(545)	516	(1,061)	(206)%
Total revenues	$60,417	$57,089	$3,328	6%
Total revenues increased $3.3 million, or 6%, to $60.4 million during the three months ended December 31, 2015 as compared to the same period in fiscal 2015. This increase was driven by higher defense sales of $5.7 million, partially offset by lower commercial sales of $2.4 million. The increase in total revenues is primarily attributed to higher revenues from the SEWIP, DEWS and an airborne surveillance programs, partially offset by lower Global Hawk revenue. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, decreased $1.9 million to $12.7 million during the three months ended December 31, 2015, compared to $14.6 million in the same period in the prior fiscal year. The decrease was primarily driven by lower revenues from the Global Hawk program. International revenues represented 21% and 26% of total revenues during the three months ended December 31, 2015 and 2014, respectively.

Net MCE revenues increased $1.2 million, or 2%, during the three months ended December 31, 2015 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher SEWIP and DEWS program revenues, partially offset by lower Global Hawk revenue.
Net MDS revenues increased $3.2 million, or 67%, during the three months ended December 31, 2015 as compared to the same period in the prior fiscal year. This increase was primarily driven by strength in an airborne surveillance program in the most recent quarter.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 47.3% for the three months ended December 31, 2015, a decrease of 10 basis points from the 47.4% gross margin achieved during the same period in fiscal 2015. Despite the consistency in gross margin period over period, we had increased high margin F-35 royalty revenues during the three months ended December 31, 2015, partially offset by increased revenues from lower margin programs and a $1.5 million increase to our inventory reserve at MDS during the three months ended December 31, 2015.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $0.1 million, or 1%, to $12.6 million during the three months ended December 31, 2015, compared to $12.7 million in the same period in fiscal 2015. The decrease was primarily due to operating leverage. Selling, general and administrative expenses decreased as a percentage of revenues to 20.8% during the three months ended December 31, 2015 from 22.2% during the same period in fiscal 2015. The decrease was due to higher revenues in the second quarter of fiscal 2016, as compared to the same period in fiscal 2015.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased approximately $0.2 million, or 3%, to $7.7 million during the three months ended December 31, 2015, compared to $7.9 million during the same period in fiscal 2015. The decrease was primarily due to higher customer funded development during fiscal 2016.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased approximately $0.9 million, or 81%, to $0.2 million during the three months ended December 31, 2015, compared to $1.1 million during the same period in fiscal 2015. The decrease was driven by lower severance and facility costs in the second quarter of fiscal 2016 as our acquisition integration activities were completed during fiscal 2015. The second quarter of fiscal 2015 included the final phase of the Chelmsford, Massachusetts headquarters consolidation and related severance activities. We will incur nominal, periodic restructuring charges through fiscal 2017 in our MCE reportable segment if we are unable to sublease the unoccupied portion of our headquarters.
IMPAIRMENT OF LONG-LIVED ASSETS
We recorded an impairment charge of $0.2 million during the three months ended December 31, 2015, compared to $0.0 million during the same period in fiscal 2015. Pursuant to the completion of the LIT acquisition, we incurred $231 of impairment expense related to a pre-existing relationship.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred ($0.1) million of acquisition costs and other related expenses during the three months ended December 31, 2015, compared to $0.0 million during the same period in fiscal 2015. During the three months ended December 31, 2015, we incurred less than $0.1 million in LIT related acquisition costs, which were offset by a $0.2 million reduction associated with a change in estimate to accrued acquisition related fees. We expect to incur acquisition costs and other related expenses periodically as we continue to seek acquisition opportunities to expand our capabilities within RF, microwave and embedded processing with a goal to assemble differentiated capabilities across the entire sensor processing chain.
OTHER INCOME, NET
Other income, net decreased $0.3 million during the three months ended December 31, 2015, as compared to the same period in fiscal 2015. Both periods include $0.3 million related to the amortization of the gain on the sale leaseback of our corporate headquarters. These gains were offset by $0.2 million in bank fees during the three months ended December 31, 2015 which were classified as selling, general, and administrative expenses in periods prior to the third quarter of fiscal 2015.

INCOME TAXES
We recorded an income tax provision of $1.7 million during the three months ended December 31, 2015 as compared to $1.0 million for the same period in the prior fiscal year. Our effective tax rates for the three months ended December 31, 2015 and 2014 differed from the federal statutory tax rate of 35% primarily due to federal research and development credits, domestic manufacturing deduction, stock compensation, and state taxes.
DISCONTINUED OPERATIONS
We completed the sale of our MIS operating segment during the third quarter of fiscal 2015 and have ceased continuing involvement in the operations of MIS after its divestiture. During the three months ended December 31, 2014, we incurred a loss from discontinued operations of $2.6 million, including a $2.3 million goodwill impairment of our MIS reporting unit.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $2.4 million during the three months ended December 31, 2015 to $12.9 million as compared to $10.5 million for the comparable period in fiscal 2015. The increase in adjusted EBITDA was driven by higher revenues of $1.2 million primarily from the SEWIP and DEWS programs, coupled with higher margins from a change in product mix.
Adjusted EBITDA for MDS decreased $0.7 million to ($0.4) million during the three months ended December 31, 2015 as compared to $0.3 million for the comparable period in fiscal 2015. The decrease in adjusted EBITDA was primarily driven by a $1.5 million increase in our inventory reserve, partially offset by higher revenues related to an airborne surveillance program.
See Note L to our consolidated financial statements included in this report for more information regarding our operating segments.
Six months ended December 31, 2015 compared to the six months ended December 31, 2014
The following tables set forth, for the six months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2015	As a % of Total Net Revenue	December 31, 2014	As a % of Total Net Revenue
Net revenues	$118,826	100.0%	$111,150	100.0%
Cost of revenues	62,719	52.8	60,116	54.1
Gross margin	56,107	47.2	51,034	45.9
Operating expenses:
Selling, general and administrative	24,709	20.7	24,967	22.5
Research and development	15,777	13.3	15,846	14.2
Amortization of intangible assets	3,351	2.8	3,524	3.2
Restructuring and other charges	559	0.5	2,430	2.2
Impairment of long-lived assets	231	0.2	—	—
Acquisition costs and other related expenses	1,980	1.7	—	—
Total operating expenses	46,607	39.2	46,767	42.1
Income from operations	9,500	8.0	4,267	3.8
Other income, net	197	0.2	383	0.4
Income from continuing operations before income taxes	9,697	8.2	4,650	4.2
Tax provision	2,944	2.5	1,047	0.9
Income from continuing operations	6,753	5.7	3,603	3.3
Loss from discontinued operations, net of income taxes	—	—	(2,839)	(2.6)
Net income	$6,753	5.7%	$764	0.7%

REVENUES

(In thousands)	December 31, 2015	December 31, 2014	$ Change	% Change
MCE	$103,021	$100,362	$2,659	3%
MDS	15,964	10,147	5,817	57%
Eliminations	(159)	641	(800)	(125)%
Total revenues	$118,826	$111,150	$7,676	7%
Total revenues increased $7.7 million, or 7%, to $118.8 million during the six months ended December 31, 2015 as compared to the same period in fiscal 2015. This increase was driven by higher defense sales of $12.1 million, partially offset by a $4.4 million decrease in commercial sales. The increase in total revenues is primarily attributed to increases in the P8, Reaper and DEWS programs, and an airborne surveillance program that were partially offset by lower revenues from the Global Hawk and Patriot programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, decreased $3.9 million to $21.1 million during the six months ended December 31, 2015, compared to $25.0 million in the same period in the prior fiscal year. The decrease was primarily driven by lower revenues from the Global Hawk program. International revenues represented 18% and 23% of total revenues during the six months ended December 31, 2015 and 2014, respectively.
Net MCE revenues increased $2.7 million, or 3%, during the six months ended December 31, 2015 as compared to the same period in fiscal 2015. This increase was primarily driven by higher defense sales of $7.1 million related to increases in the P8, Reaper and DEWS programs, partially offset by a $4.4 million decrease in commercial sales.
Net MDS revenues increased $5.8 million, or 57%, during the six months ended December 31, 2015 as compared to the same period in fiscal 2015. This increase was primarily driven by higher revenues related to an airborne surveillance program.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 47.2% for the six months ended December 31, 2015, as compared to a 45.9% gross margin during the same period in fiscal 2015. The higher gross margin year over year was due to a favorable product mix, primarily driven by stronger revenues in our higher margin digital processing programs and products within MCE.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $0.3 million, or 1%, to $24.7 million during the six months ended December 31, 2015, compared to $25.0 million in the same period in fiscal 2015. The decrease was primarily due to operating leverage. Selling, general and administrative expenses decreased as a percentage of revenues to 20.7% during the six months ended December 31, 2015 from 22.5% during the same period in fiscal 2015. The decrease was due to higher revenues in the first six months of fiscal 2016 coupled with overall expense reductions, as compared to the same period in fiscal 2015.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $0.1 million, to $15.8 million during the six months ended December 31, 2015, compared to $15.9 million during the same period in fiscal 2015. The decrease was primarily due to higher customer funded development offset by increased compensation expenses during fiscal 2016.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $0.6 million for the six months ended December 31, 2015, as compared to $2.4 million during the same period in fiscal 2015. The decrease was driven by lower severance and facility costs in the first half of fiscal 2016 as our acquisition integration activities were completed during fiscal 2015. The first half of fiscal 2015 included the second and final phases of the Chelmsford, Massachusetts headquarters consolidation and related severance activities. We will incur nominal, periodic restructuring charges through fiscal 2017 in our MCE reportable segment if we are unable to sublease the unoccupied portion of our headquarters.
IMPAIRMENT OF LONG-LIVED ASSETS
We recorded an impairment charge of $0.2 million during the six months ended December 31, 2015, compared to $0.0 million during the same period in fiscal 2015. Pursuant to the completion of the LIT acquisition, we incurred $231 of impairment expense related to a pre-existing relationship.

ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $2.0 million of acquisition costs and other related expenses during the six months ended December 31, 2015, compared to $0.0 million during the same period in fiscal 2015. We expect to incur acquisition costs and other related expenses periodically as we continue to seek acquisition opportunities to expand our capabilities within RF, microwave, and embedded processing with a goal to assemble differentiated capabilities across the entire sensor processing chain.
OTHER INCOME, NET
Other income, net decreased $0.2 million during the six months ended December 31, 2015, as compared to the same period in fiscal 2015. Both periods include $0.6 million related to the amortization of the gain on the sale leaseback of our corporate headquarters. These gains were offset by $0.4 million in bank fees during the six months ended December 31, 2015 which were classified as selling, general, and administrative expenses in periods prior to the third quarter of fiscal 2015, and a $0.3 million write off of an escrow receivable in the first quarter of fiscal 2015.
INCOME TAXES
We recorded an income tax provision of $2.9 million during the six months ended December 31, 2015 as compared to a $1.0 million income tax provision for the same period in fiscal 2015. Our effective tax rates for the six months ended December 31, 2015 and 2014 differed from the federal statutory tax rate of 35% primarily due to federal research and development tax credits, domestic manufacturing deduction, stock compensation, state taxes and the realization of previously unrecognized tax benefits.
DISCONTINUED OPERATIONS
We completed the sale of our MIS operating segment during the third quarter of fiscal 2015 and have ceased continuing involvement in the operations of MIS after its divestiture. During the six months ended December 31, 2014, we incurred a loss from discontinued operations of $2.8 million, including a $2.3 million goodwill impairment of our MIS reporting unit.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $6.5 million during the six months ended December 31, 2015 to $24.3 million as compared to $17.8 million for the same period in fiscal 2015. The increase in adjusted EBITDA is primarily driven by higher revenues of $2.7 million primarily from the P8 and Reaper programs, coupled with higher gross margins from a change in product mix.
Adjusted EBITDA for MDS decreased $0.7 million during the six months ended December 31, 2015 to $0.1 million as compared to $0.8 million for the same period in fiscal 2015. The decrease in adjusted EBITDA was primarily due to a $1.5 million increase in our inventory reserve, partially offset by higher revenues related to an airborne surveillance program.
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
Senior Unsecured Credit Facility
As of December 31, 2015, there was $162.7 million of borrowing capacity available under our credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The credit agreement provides for borrowing up to a maximum $200.0 million based on the Company's consolidated EBITDA for the trailing four quarters and subject to compliance with the financial covenants in the credit agreement. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $5.1 million. We were in compliance with all covenants and conditions under the credit agreement.
CASH FLOWS

	As Of and For the Six Month Period Ended December 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$17,478	$10,406
Net cash used in investing activities	$(13,105)	$(2,122)
Net cash (used in) provided by financing activities	$(468)	$1,529
Net increase in cash and cash equivalents	$3,968	$9,700
Cash and cash equivalents at end of period	$81,554	$56,987
Our cash and cash equivalents increased by $4.0 million from June 30, 2015 to December 31, 2015, primarily as a result of $17.5 million in cash generated from operating activities, partially offset by $9.8 million used for the acquisition of LIT, and $4.1 million in payments for the retirement of common stock.
Operating Activities
During the six months ended December 31, 2015, we generated $17.5 million in cash from operating activities, an increase of $7.1 million when compared to $10.4 million in cash generated from operating activities during the same period in fiscal 2015. During the six months ended December 31, 2015, we generated $6.0 million in higher comparable net income, used $8.0 million less cash for prepaid expenses and other current assets, and generated $2.9 million more cash from the timing of payables as compared to the same period in the prior year. These increases were partially offset by $6.3 million higher inventory purchase, $2.7 million less in non-cash activities and used $1.2 million more in other non-current assets as compared to the same period in fiscal 2015. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the six months ended December 31, 2015, we used $13.1 million in investing activities compared to $2.1 million during the same period in fiscal 2015. The increase was primarily driven by $9.8 million used for the acquisition of LIT and $1.0 million higher capital expenditures in fiscal 2016.
Financing Activities
During the six months ended December 31, 2015, we used $0.5 million in financing activities compared to $1.5 million generated from financing activities during the same period in fiscal 2015. The $2.0 million increase in cash used in financing activities was primarily due to $4.1 million for the retirement of common stock, partially offset by a $1.0 million increase in proceeds from our employee stock plan and a $0.8 million increase in excess tax benefits from stock-based compensation during the six months ended December 31, 2015.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2015:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$24,191	$24,191	$—	$—	$—
Operating leases	40,329	4,735	7,424	6,872	21,298
	$64,520	$28,926	$7,424	$6,872	$21,298
We have a liability at December 31, 2015 of $2.3 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. It is reasonably possible that within the next 12 months this liability, exclusive of interest, may decrease by up to $0.8 million upon the conclusion of the Internal Revenue Service audit of fiscal year 2013. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $24.2 million at December 31, 2015.
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
On January 26, 2016, we received cash of $0.2 million based on the lapse of the indemnity escrow period associated with the sale of our former MIS operating segment in January of 2015. We provided indemnification to the buyer of the MIS business, generally covering pre-closing tax liabilities of the business  and buyer damages resulting from breaches of representations, warranties and covenants contained in the purchase and sale agreement. Our indemnification obligations regarding the MIS operating segment are generally subject to caps. No claims were made against the escrow.
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
Deferred Tax Assets
As of December 31, 2015, we had approximately $11.5 million in net deferred tax assets. Each quarter, we determine the probability of realizing these assets, using significant judgments and estimates with respect to historical operating results, expectations of future earnings, tax planning strategies and other matters. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to adjust the valuation allowance accordingly. We continue to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on current financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
We continue to record a full valuation allowance on certain state research and development and investment tax credits, and capital loss carryforwards as of December 31, 2015 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
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
The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2015	2014	2015	2014
Income from continuing operations	$4,793	$2,886	$6,753	$3,603
Interest (income) expense, net	(21)	4	(43)	9
Income taxes	1,680	1,047	2,944	1,047
Depreciation	1,620	1,590	3,208	3,290
Amortization of intangible assets	1,638	1,762	3,351	3,524
Restructuring and other charges	221	1,162	559	2,430
Impairment of long-lived assets	231	—	231	—
Acquisition and financing costs	25	—	2,323	—
Fair value adjustments from purchase accounting	—	—	—	—
Litigation and settlement expenses	—	—	—	—
Stock-based compensation expense	2,392	2,256	5,094	4,807
Adjusted EBITDA	$12,579	$10,707	$24,420	$18,710
Free cash flow is defined as cash provided by operating activities less capital expenditures. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation. We believe that trends in our free cash flow are valuable indicators of our operating performance and liquidity.
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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2015	2014	2015	2014
Cash provided by operating activities	$11,865	$8,229	$17,478	$10,406
Purchase of property and equipment	(1,289)	(1,218)	(3,156)	(2,123)
Free cash flow	$10,576	$7,011	$14,322	$8,283
Adjusted income from continuing operations and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying continuing operations results and trends and allows for comparability with our peer company index and industry. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income from continuing operations as income from continuing operations before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement expenses, stock-based compensation expense, and the tax impact of those items. Adjusted EPS expresses adjusted income from continuing operations on a per share basis using weighted average diluted shares outstanding.
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
The following table reconciles income from continuing operations and diluted net earnings per share, the most directly comparable GAAP measures, to adjusted income from continuing operations and adjusted EPS:

	Three Months Ended December 31,
(In thousands, except per share data)	2015		2014
Income from continuing operations and earnings per share	$4,793	$0.14	$2,886	$0.09
Amortization of intangible assets	1,638		1,762
Restructuring and other charges	221		1,162
Impairment of long-lived assets	231		—
Acquisition and financing costs	25		—
Fair value adjustments from purchase accounting	—		—
Litigation and settlement expenses	—		—
Stock-based compensation expense	2,392		2,256
Impact to income taxes	(1,475)		(1,658)
Adjusted income from continuing operations and adjusted earnings per share	$7,825	$0.23	$6,408	$0.20

Diluted weighted-average shares outstanding		33,831		32,686

	Six Months Ended December 31,
(In thousands, except per share data)	2015		2014
Income from continuing operations and earnings per share	$6,753	$0.20	$3,603	$0.11
Amortization of intangible assets	3,351		3,524
Restructuring and other charges	559		2,430
Impairment of long-lived assets	231		—
Acquisition and financing costs	2,323		—
Fair value adjustments from purchase accounting	—		—
Litigation and settlement expenses	—		—
Stock-based compensation expense	5,094		4,807
Impact to income taxes	(4,045)		(3,615)
Adjusted income from continuing operations and adjusted earnings per share	$14,266	$0.42	$10,749	$0.33

Diluted weighted-average shares outstanding		33,819		32,720
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, an amendment of the FASB Accounting Standards Codification. This ASU simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. The ASU is effective for us on July 1, 2016 and can be early adopted as of the beginning of an interim or annual reporting period. The ASU allows prospective or retrospective applications. We intend to early adopt the ASU in the period beginning January 1, 2016, and do not expect this guidance to have a material impact to our consolidated financial statements.
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
There were no material changes in our exposure to market risk from June 30, 2015 to December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 4, 2016.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer