Form 10-Q
period 2016-03-31
MERCURY SYSTEMS INC
filed 2016-05-05
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Shares of Common Stock outstanding as of April 30, 2016: 40,028,735 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$84,245	$77,586
Accounts receivable, net of allowance for doubtful accounts of $102 and $56 at March 31, 2016 and June 30, 2015, respectively	39,314	31,765
Unbilled receivables and costs in excess of billings	29,376	22,021
Inventory	34,348	31,960
Deferred income taxes	12,788	12,407
Prepaid income taxes	1,912	3,747
Prepaid expenses and other current assets	4,652	8,678
Total current assets	206,635	188,164
Restricted cash	264	264
Property and equipment, net	13,512	13,226
Goodwill	173,741	168,146
Intangible assets, net	17,235	17,998
Other non-current assets	3,369	2,190
Total assets	$414,756	$389,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,412	$6,928
Accrued expenses	12,534	9,005
Accrued compensation	11,880	9,875
Deferred revenues and customer advances	5,166	7,477
Total current liabilities	41,992	33,285
Deferred gain on sale-leaseback	61	929
Deferred income taxes	2,391	3,108
Income taxes payable	1,513	1,459
Other non-current liabilities	1,056	1,069
Total liabilities	47,013	39,850
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 33,281,436 and 32,570,959 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	333	326
Additional paid-in capital	260,805	254,568
Retained earnings	105,747	94,468
Accumulated other comprehensive income	858	776
Total shareholders’ equity	367,743	350,138
Total liabilities and shareholders’ equity	$414,756	$389,988

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenues	$65,898	$59,578	$184,724	$170,728
Cost of revenues	35,407	31,660	98,126	91,776
Gross margin	30,491	27,918	86,598	78,952
Operating expenses:
Selling, general and administrative	12,687	11,842	37,396	36,809
Research and development	7,269	8,115	23,046	23,961
Amortization of intangible assets	1,754	1,744	5,105	5,268
Restructuring and other charges	409	27	968	2,457
Impairment of long-lived assets	—	—	231	—
Acquisition costs and other related expenses	1,553	33	3,533	33
Total operating expenses	23,672	21,761	70,279	68,528
Income from operations	6,819	6,157	16,319	10,424
Interest income	39	6	89	13
Interest expense	(3)	(7)	(10)	(23)
Other income, net	144	7	298	399
Income from continuing operations before income taxes	6,999	6,163	16,696	10,813
Tax provision	2,473	1,469	5,417	2,516
Income from continuing operations	4,526	4,694	11,279	8,297
Loss from discontinued operations, net of income taxes	—	(1,019)	—	(3,858)
Net income	$4,526	$3,675	$11,279	$4,439

Basic net earnings (loss) per share:
Income from continuing operations	$0.14	$0.14	$0.34	$0.26
Loss from discontinued operations, net of income taxes	—	(0.03)	—	(0.12)
Net income	$0.14	$0.11	$0.34	$0.14

Diluted net earnings (loss) per share:
Income from continuing operations	$0.13	$0.14	$0.33	$0.25
Loss from discontinued operations, net of income taxes	—	(0.03)	—	(0.12)
Net income	$0.13	$0.11	$0.33	$0.13

Weighted-average shares outstanding:
Basic	33,251	32,298	33,052	32,001
Diluted	33,991	33,233	33,830	32,953

Comprehensive income:
Net income	$4,526	$3,675	$11,279	$4,439
Foreign currency translation adjustments	93	—	82	(208)
Total comprehensive income	$4,619	$3,675	$11,361	$4,231
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$11,279	$4,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,878	10,446
Stock-based compensation expense	7,244	6,765
Benefit for deferred income taxes	(1,257)	(817)
Impairment of goodwill and long-lived assets	231	2,283
Excess tax benefit from stock-based compensation	(1,384)	(834)
Loss on sale of discontinued operations	—	892
Other non-cash items	(614)	(234)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(14,850)	(8,373)
Inventory	(2,351)	(969)
Prepaid income taxes	1,836	(2,499)
Prepaid expenses and other current assets	4,024	49
Other non-current assets	(1,008)	428
Accounts payable and accrued expenses	8,965	7,019
Deferred revenues and customer advances	(2,230)	1,853
Income taxes payable	2,107	(898)
Other non-current liabilities	(62)	(30)
Net cash provided by operating activities	21,808	19,520
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(9,756)	—
Purchases of property and equipment	(4,908)	(3,467)
Proceeds from sale of discontinued operations	—	885
(Increase) decrease in other investing activities	(567)	1
Net cash used in investing activities	(15,231)	(2,581)
Cash flows from financing activities:
Proceeds from employee stock plans	2,804	2,048
Payments for retirement of common stock	(4,211)	—
Excess tax benefit from stock-based compensation	1,384	834
Payments of capital lease obligations	—	(481)
Net cash (used in) provided by financing activities	(23)	2,401
Effect of exchange rate changes on cash and cash equivalents	105	(107)
Net increase in cash and cash equivalents	6,659	19,233
Cash and cash equivalents at beginning of period	77,586	47,287
Cash and cash equivalents at end of period	$84,245	$66,520
Cash paid during the period for:
Interest	$10	$23
Income taxes	$1,717	$5,749
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$8,241	$9,514
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the "Company" or "Mercury") is a leading commercial provider of secure processing subsystems designed and made in the U.S.A. Optimized for customer and mission success, Mercury's solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, Mercury is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company’s products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. The Company’s organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
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
In June 2014, the Company initiated a plan to divest the Mercury Intelligence Systems (“MIS”) operating segment, based on the Company's strategic direction and investment priorities focusing on its core business. On January 23, 2015, the Company completed the sale of the MIS operating segment. See Note M to the consolidated financial statements.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2015 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 13, 2015. The results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company is comprised of the following operating segments: MCE and MDS. See Note L to consolidated financial statements for further discussion.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 39% and 41% of total revenues in the three and nine months ended March 31, 2016, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 26% and 27% of total revenues in the three and nine months ended March 31, 2015, respectively.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	33,251	32,298	33,052	32,001
Effect of dilutive equity instruments	740	935	778	952
Diluted weighted-average shares outstanding	33,991	33,233	33,830	32,953
Equity instruments to purchase 26 and 4 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2016 because the equity instruments were anti-dilutive. Equity instruments to purchase 147 and 428 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2015 because the equity instruments were anti-dilutive.

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
The Company acquired LIT for a cash purchase price of $9,756. The Company funded the purchase with cash on hand. The purchase price was subject to a post-closing adjustment based on a determination of LIT's closing net working capital. In accordance with the Share Purchase Agreement, $1,000 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers' indemnification obligations. The escrow is available for indemnification claims through June 16, 2017. The Company acquired LIT free of bank debt.
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of LIT:

Amounts
Consideration transferred
Cash paid at closing	$10,290
Working capital adjustment	(244)
Less cash and cash equivalents acquired	(290)
Net purchase price	$9,756

Estimated fair value of tangible assets acquired and liabilities assumed
Cash and cash equivalents	$290
Accounts receivable and cost in excess of billings	290
Other current and non-current assets	175
Current liabilities	(264)
Estimated fair value of net tangible assets acquired	491
Estimated fair value of identifiable intangible assets	3,960
Estimated fair value of goodwill	5,595
Estimated fair value of assets acquired	10,046
Less cash and cash equivalents acquired	(290)
Net purchase price	$9,756
The amounts above represent the preliminary fair value estimates as of March 31, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include completed technology of $3,240, customer relationships of $590 and backlog of $130. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.
The goodwill of $5,595 arising from the LIT acquisition largely reflects the potential synergies and expansion of the Company's service offerings across product segments and markets complementary to the Company’s existing products and markets. The LIT acquisition provides the Company with additional capabilities and expertise related to secure embedded processing applications. The acquisition is directly aligned with the Company's strategy of assembling critical and differentiated capabilities across the entire sensor processing chain. The goodwill from the LIT acquisition is included in the Company's MDS reporting unit.
The Company and the shareholders of LIT have agreed to treat the acquisition of LIT as an asset purchase for tax purposes by filing the required election forms under IRC Section 338(h)(10). The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of March 31, 2016, the Company had $5,595 of goodwill deductible for tax purposes.
The Company's consolidated results for the three months ended March 31, 2016 include $759 and $(286) of LIT's revenue and net loss, respectively. The Company's consolidated results for the nine months ended March 31, 2016 include $789 and $(326)

of revenue and net loss, respectively, for LIT's operating results between the acquisition date and March 31, 2016. Pursuant to the completion of the LIT acquisition, the Company incurred $231 of impairment expense related to a pre-existing relationship. LIT acquisition costs and other related expenses were immaterial during the three and nine months ended March 31, 2016. Additionally, the Company has not furnished pro forma financial information relating to LIT because such information is not material to the Company's financial results.
CARVE-OUT BUSINESS AQUISITION
On March 23, 2016, the Company and Microsemi Corporation (“Microsemi”) entered into a Stock Purchase Agreement, pursuant to which, Microsemi agreed to sell all the membership interests in its custom microelectronics, RF and microwave solutions and embedded security operations of the Power and Microelectronics Group within Microsemi (“the Carve-Out Business”) to the Company for $300,000 in cash on a cash-free, debt-free basis, subject to a working capital adjustment. On May 2, 2016, the transaction closed and the Company acquired the Carve-Out Business. The Company has not completed its preliminary purchase price allocation for the Carve-Out Business as not all information required for the analysis was available. See Note N "Subsequent Events" to the consolidated financial statements for further discussion.

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2016:

	Fair Value Measurements
	March 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$54,196	$54,196	$—	$—
Certificates of deposit	30,049	—	30,049	—
Restricted cash	264	264	—	—
Cost-method investment	500	—	—	500
Total	$85,009	$54,460	$30,049	$500
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
The change of the fair value of the Company's cost-method investment is as follows:

Fair Value
Balance at June 30, 2015	$500
Changes in fair value	—
Balance at March 31, 2016	$500

E.	Inventory
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

	March 31, 2016	June 30, 2015
Raw materials	$14,827	$15,864
Work in process	14,817	11,190
Finished goods	4,704	4,906
Total	$34,348	$31,960
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the nine months ended March 31, 2016:

	MCE	MDS	Total
Balance at June 30, 2015	$134,378	$33,768	$168,146
Goodwill arising from the LIT acquisition	—	5,595	5,595
Balance at March 31, 2016	$134,378	$39,363	$173,741
In the nine months ended March 31, 2016, there were no triggering events, as defined by FASB ASC 350, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
The Company determines its reporting units in accordance with FASB ASC 350 by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following this assessment, the Company determined that its reporting units are the same as its operating segments, MCE and MDS.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2015	$657	$1,335	$1,992
MCE restructuring and other charges	699	287	986
MDS restructuring and other charges	54	—	54
Cash paid	(867)	(798)	(1,665)
Reversals(*)	(72)	—	(72)
Restructuring liability at March 31, 2016	$471	$824	$1,295
( *)    Reversals result from unused outplacement services.
During the three and nine months ended March 31, 2016, the Company incurred net restructuring and other charges of $409 and $968, respectively. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, Massachusetts, it will incur nominal, periodic restructuring charges through fiscal 2017 in its MCE reportable segment.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and comprehensive income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
The Company recorded an income tax provision of $2,473 and $1,469 on income from continuing operations before income taxes of $6,999 and $6,163 for the three months ended March 31, 2016 and 2015, respectively. The Company recorded an income tax provision of $5,417 and $2,516 on income from continuing operations before income taxes of $16,696 and $10,813 for the nine months ended March 31, 2016 and 2015, respectively. The effective tax rates for the three and nine months ended March 31, 2016 differed from the federal statutory rate primarily due to federal research and development credits, domestic manufacturing deduction, stock compensation, and state taxes. The effective tax rates for the three and nine months ended March 31, 2015 differed from the federal statutory rate primarily due to the impact of federal research and development credits, domestic manufacturing deduction, stock compensation, state taxes, and the realization of previously unrecognized tax benefits.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted, which retroactively reinstated and made permanent the federal research and development tax credit effective January 1, 2015. Based on the indefinite extension, the Company estimates that there was an additional $1,572 credit earned during the period January 1, 2015 through June 30, 2016, of which $572 relating to fiscal year 2015 was recognized as a discrete benefit in the nine months ended March 31, 2016.
No material changes in the Company’s unrecognized tax positions occurred during the nine months ended March 31, 2016. The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the nine months ended March 31, 2016. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $757 at the conclusion of the audit. The Company expects that the decrease, if recognized, would not affect the effective tax rate.

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
PURCHASE COMMITMENTS
As of March 31, 2016, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $31,002.
LEASE COMMITMENTS
On September 1, 2015, the Company entered into a lease agreement for a new headquarters location in Andover, Massachusetts. The Company expects to occupy the new office space by May 2017. The Company's total obligation for the base rent is $21,070 based on utilization of not less than 114 square feet over the twelve year term of the lease. The Company has an option to expand its footprint to 145 square feet, or the entire facility, which would increase its corresponding total base rent obligation. This option must be exercised by the Company on or before December 31, 2018. For accounting purposes the lease commencement date is anticipated to be in August 2016, which will trigger the recognition of rental expense for the Company, although actual cash rent payments will not commence until May 2017 at the stated commencement date of the lease.
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
SENIOR UNSECURED CREDIT FACILITY
As of March 31, 2016, there was $168,445 of borrowing capacity available under the Company's credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The Company can borrow up to $200,000 based on the Company's consolidated EBITDA for the trailing four quarters and subject to compliance with the financial covenants in the credit agreement. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $4,850. The Company was in compliance with all covenants and conditions under the credit agreement. In connection with the closing of the acquisition of the Carve-Out Business and entering into the new term loan A and revolving credit facilities discussed above, the Company terminated its existing revolving credit agreement with KeyBank on May 2, 2016.
TERM LOAN A AND REVOLVING CREDIT FACILITIES
On March 23, 2016, the Company entered into a debt commitment letter in connection with the acquisition of the Carve-Out Business. On May 2, 2016, the Company entered into a $200,000 senior secured term loan A and $100,000 revolving credit facility with a syndicate of commercial banks which replaced the debt commitment letter signed on March 23, 2016. See Note N "Subsequent Events" to the consolidated financial statements for further discussion.

K.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at March 31, 2016. On October 21, 2015, the Company's number of shares authorized for issuance under the 2005 Plan increased 2 shares as a result of cancellations, forfeitures or terminations under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,888 shares available for future grant under the 2005 Plan at March 31, 2016.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. On December 8, 2015, the Company's shareholders approved an increase in the number of shares authorized for issuance under the ESPP to 1,800, an increase of 400. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 46 and 41 shares issued under the ESPP during the nine months ended March 31, 2016 and 2015, respectively. Shares available for future purchase under the ESPP totaled 440 at March 31, 2016.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2015	830	$13.43	1.66
Granted	—	—
Exercised	(212)	10.96
Cancelled	(48)	17.25
Outstanding at March 31, 2016	570	$14.03	1.29
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2015:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	1,866	$10.72
Granted	518	15.90
Vested	(719)	10.87
Forfeited	(124)	11.70
Outstanding at March 31, 2016	1,541	$12.31
STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015 in accordance with FASB ASC 718. The Company had $114 of capitalized stock-based compensation expense on the consolidated balance sheets as of March 31, 2016. In the prior years, the Company did not capitalize any such costs on the consolidated balance sheets, as such costs were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of revenues	$152	$110	$307	$375
Selling, general and administrative	1,802	1,446	5,993	5,190
Research and development	196	314	944	1,111
Share-based compensation expense before tax	2,150	1,870	7,244	6,676
Income tax benefit	(805)	(682)	(2,838)	(2,442)
Share-based compensation expense, net of income taxes	$1,345	$1,188	$4,406	$4,234

L.	Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company utilizes the management approach for determining reportable segments in accordance with the authoritative guidance. The following operating segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company's management structure:

•
Mercury Commercial Electronics (“MCE”): this operating segment provides affordable, innovative, commercially designed and developed, specialized processing subsystems for critical defense and intelligence applications. MCE’s technologies and capabilities include secure embedded processing modules and subsystems, RF and microwave multi-function assemblies and subsystems, as well as RF and microwave components. MCE utilizes leading edge, high performance computing technologies and open standards and open architectures to address highly data-intensive applications that include data signal, sensor and image processing, while simultaneously addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military applications. In addition, MCE designs and builds RF and microwave components and subsystems to meet the needs of the EW, SIGINT and other high bandwidth communications requirements and applications.

•
Mercury Defense Systems (“MDS”): this operating segment provides significant capabilities relating to pre-integrated, open and affordable EW, EA and ECM subsystems, SIGINT, EO/IR and secure processing technologies, and radar environment test and simulation systems. Recently, MDS gained additional advanced security technology and development services capabilities related to secure embedded processing applications. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense (“DoD”), leveraging commercially available technologies and solutions (or “building blocks”) from the MCE business and other commercial suppliers. MDS leverages this technology to design and build integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.

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

	MCE	MDS	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2016
Net revenues to unaffiliated customers	$57,499	$8,608	$(209)	$65,898
Intersegment revenues	1,652	40	(1,692)	—
Net revenues	$59,151	$8,648	$(1,901)	$65,898
Adjusted EBITDA	$13,948	$768	$(150)	$14,566
THREE MONTHS ENDED MARCH 31, 2015
Net revenues to unaffiliated customers	$52,748	$6,714	$116	$59,578
Intersegment revenues	2,325	32	(2,357)	—
Net revenues	$55,073	$6,746	$(2,241)	$59,578
Adjusted EBITDA	$12,073	$614	$(1,172)	$11,515
NINE MONTHS ENDED MARCH 31, 2016
Net revenues to unaffiliated customers	$160,520	$24,572	$(368)	$184,724
Intersegment revenues	6,012	145	(6,157)	—
Net revenues	$166,532	$24,717	$(6,525)	$184,724
Adjusted EBITDA	$38,278	$831	$(123)	$38,986
NINE MONTHS ENDED MARCH 31, 2015
Net revenues to unaffiliated customers	$153,110	$16,860	$758	$170,728
Intersegment revenues	3,750	244	(3,994)	—
Net revenues	$156,860	$17,104	$(3,236)	$170,728
Adjusted EBITDA	$29,872	$1,384	$(1,032)	$30,224
The following table reconciles the Company’s income from continuing operations, the most directly comparable GAAP financial measure, to its adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Income from continuing operations	$4,526	$4,694	$11,279	$8,297
Interest (income) expense, net	(36)	1	(79)	10
Income taxes	2,473	1,469	5,417	2,516
Depreciation	1,565	1,510	4,773	4,800
Amortization of intangible assets	1,754	1,744	5,105	5,268
Restructuring and other charges	409	27	968	2,457
Impairment of long-lived assets	—	—	231	—
Acquisition and financing costs	1,725	200	4,048	200
Fair value adjustments from purchase accounting	—	—	—	—
Litigation and settlement expenses	—	—	—	—
Stock-based compensation expense	2,150	1,870	7,244	6,676
Adjusted EBITDA	$14,566	$11,515	$38,986	$30,224

The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2016
Net revenues to unaffiliated customers	$62,675	$1,742	$1,481	$—	$65,898
Inter-geographic revenues	1,598	18	—	(1,616)	—
Net revenues	$64,273	$1,760	$1,481	$(1,616)	$65,898
THREE MONTHS ENDED MARCH 31, 2015
Net revenues to unaffiliated customers	$58,307	$439	$832	$—	$59,578
Inter-geographic revenues	1,200	54	—	(1,254)	—
Net revenues	$59,507	$493	$832	$(1,254)	$59,578
NINE MONTHS ENDED MARCH 31, 2016
Net revenues to unaffiliated customers	$178,249	$2,852	$3,623	$—	$184,724
Inter-geographic revenues	4,800	420	—	(5,220)	—
Net revenues	$183,049	$3,272	$3,623	$(5,220)	$184,724
NINE MONTHS ENDED MARCH 31, 2015
Net revenues to unaffiliated customers	$167,017	$1,140	$2,571	$—	$170,728
Inter-geographic revenues	2,747	233	—	(2,980)	—
Net revenues	$169,764	$1,373	$2,571	$(2,980)	$170,728
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
March 31, 2016	$13,422	$66	$24	$—	$13,512
June 30, 2015	$13,127	$68	$31	$—	$13,226
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Raytheon Company	17%	37%	28%	36%
Lockheed Martin Corporation	26%	19%	23%	22%
Northrop Grumman Corporation	14%	*	*	*
	57%	56%	51%	58%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
SEWIP	12%	*	12%	*
F-35	*	16%	*	13%
Patriot	*	20%	11%	19%
Aegis	*	13%	*	11%
	12%	49%	23%	43%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
M.Discontinued Operations
During the third quarter of fiscal 2015, the Company completed the sale of the MIS operating segment. The MIS operating results have been reported as a discontinued operation for all periods presented. The Company does not have continuing involvement in the operations of MIS after its divestiture.
The amounts reported in loss from discontinued operations, net of income taxes were as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2015	2015
Net revenues of discontinued operations	$333	$3,493
Costs of discontinued operations:
Cost of revenues	209	2,385
Selling, general and administrative	715	1,961
Research and development	29	305
Amortization of intangible assets	32	279
Acquisition costs and other related expenses	(109)	—
Impairment of goodwill	—	2,283
Loss from discontinued operations before income taxes	(543)	(3,720)
Loss on disposal of discontinued operations before income taxes	(892)	(892)
Tax benefit	(416)	(754)
Loss from discontinued operations, net of income taxes	$(1,019)	$(3,858)
There were no balances for the assets and liabilities of the discontinued operations for the periods ending March 31, 2016 and June 30, 2015.

The depreciation, amortization, and significant operating and investing non-cash items of the discontinued operations were as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2015	2015
Depreciation	$11	$100
Amortization of intangible assets	$32	$279
Impairment of goodwill	$—	$2,283
Stock-based compensation expense	$(38)	$89

N.	Subsequent Events
CARVE-OUT BUSINESS AQUISITION AND RELATED FINANCING ACTIVITIES
CARVE-OUT BUSINESS AQUISITION
On May 2, 2016, the Company closed its previously announced acquisition of the Carve-Out Business from Microsemi Corporation on a cash-free, debt-free basis for aggregate cash consideration of $300,000, subject to a working capital adjustment.
The acquisition and associated transaction and bank financing related fees and expenses were funded with a combination of a new $200,000 bank term loan A facility and cash on hand, which included net proceeds of approximately $94,392 from the Company’s issuance of 5,175 shares of common stock in an underwritten public offering concluded on April 13, 2016 (See Term Loan A and Revolving Credit Facilities and Equity Offering below). The Company anticipates aggregate transaction and bank financing related fees and expenses to be approximately $9,600.
CARVE-OUT BUSINESS AQUISITION RELATED FINANCING ACTIVITIES
TERM LOAN A AND REVOLVING CREDIT FACILITIES
On May 2, 2016, the Company entered into a $200,000 senior secured term loan A and $100,000 revolving credit facility with a syndicate of commercial banks, with Bank of America, N.A. acting as the administrative agent. The proceeds of the senior secured term loan A facility were used to partially fund the acquisition of the Carve-Out Business, and the revolving credit facility was undrawn at closing. Pursuant to the revolving credit facility the Company can, subject to compliance with the applicable financial covenants, borrow up to $100,000 for working capital acquisitions, and general corporate purposes of the Company and its subsidiaries. A copy of the Credit Agreement relating to the term loan A and revolving credit facility was filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 2, 2016.
EQUITY OFFERING
On April 4, 2016, the Company commenced an offering of 4,500 shares of its common stock pursuant to an underwritten public offering (the “Offering”). In connection with the Offering, the Company granted the underwriters an over-allotment option for 30 days to purchase up to an additional 675 shares of its common stock. The Offering was made pursuant to a shelf registration statement previously filed with the SEC on August 15, 2014. On April 13, 2016, the Company closed the Offering, including the full over-allotment allocation, selling an aggregate of 5,175 shares of common stock for total net proceeds of $94,392 after underwriting fees of $5,230. The Company anticipates additional fees and expenses associated with the equity offering of approximately $1,700.
EXISTING CREDIT FACILITY
In connection with the closing of the acquisition of the Carve-Out Business and entering into the new term loan A and revolving credit facilities discussed above, the Company terminated its existing revolving credit agreement with KeyBank on May 2, 2016.
GENERAL
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
OVERVIEW
We are a leading commercial provider of secure processing subsystems designed and made in the U.S.A. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, we are pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. We operate across a broad spectrum of defense programs and deliver our solutions and services via two operating segments: (i) Mercury Commercial Electronics; and (ii) Mercury Defense Systems. During the third quarter of fiscal 2015, we completed the sale of the Mercury Intelligence Systems (“MIS”) operating segment. Consequently, its operating results are included in discontinued operations for all periods presented (see Note M to the consolidated financial statements).
As of March 31, 2016, we had 678 employees. Our consolidated revenues, income from continuing operations, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended March 31, 2016 were $65.9 million, $4.5 million, $0.25, and $14.6 million, respectively. Our revenue, income from continuing operations, adjusted EPS, and adjusted EBITDA for the nine months ended March 31, 2016 were $184.7 million, $11.3 million, $0.67, and $39.0 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
Our operations are organized in the following two reportable segments: (i) Mercury Commercial Electronics ("MCE") and (ii) Mercury Defense Systems ("MDS").
Mercury Commercial Electronics, or MCE, provides affordable, innovative, commercially designed and developed, specialized processing subsystems for critical defense and intelligence applications. Our technologies and capabilities include secure embedded processing modules and subsystems, RF and microwave multi-function assemblies and subsystems, as well as RF and microwave components. MCE utilizes leading edge, high performance computing technologies and open standards and open architectures to address highly data-intensive applications that include data signal, sensor and image processing, while simultaneously addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military applications. In addition, MCE designs and builds RF and microwave components and subsystems to meet the needs of the electronic warfare (“EW”), signals intelligence (“SIGINT”) and other high bandwidth communications requirements and applications.

For the nine months ended March 31, 2016, MCE accounted for 87% of our total net revenues.
Mercury Defense Systems, or MDS, provides significant capabilities relating to pre-integrated, open and affordable EW, electronic attack (“EA”) and electronic counter measure (“ECM”) subsystems, SIGINT, electro-optical/infrared (“EO/IR”) and secure processing technologies, and radar environment test and simulation systems. Recently, MDS gained additional advanced security technology and development services capabilities related to secure embedded processing applications. MDS deploys these solutions on behalf of defense prime contractors and the Department of Defense (“DoD”), leveraging commercially available technologies and solutions (or “building blocks”) from our MCE business and other commercial suppliers. MDS leverages this technology to design and build integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. MDS brings significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
For the nine months ended March 31, 2016, MDS accounted for 13% of our total net revenues.
Our two operating segments allow us to deliver capabilities that combine our technology building blocks, deep domain expertise in the defense sector and critical solution area, and specialized skills serving the DoD and the intelligence community.
Since 2011 we have acquired and successfully integrated four businesses, most recently in December 2015 with the acquisition of Lewis Innovative Technologies Inc. (“LIT”). Embedded systems security has become a requirement for new and emerging military programs, and LIT’s security solutions significantly extend our capabilities and leadership in secure embedded computing, a critical differentiator from our traditional competitors. LIT’s solutions combined with our next generation secure Intel server-class product line, together with increasingly frequent mandates from government to secure electronic systems for domestic and foreign military sales, positions us well to capitalize on DoD program protection security requirements.
RESULTS OF OPERATIONS:
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2016	As a % of Total Net Revenue	March 31, 2015	As a % of Total Net Revenue
Net revenues	$65,898	100.0%	$59,578	100.0%
Cost of revenues	35,407	53.7	31,660	53.1
Gross margin	30,491	46.3	27,918	46.9
Operating expenses:
Selling, general and administrative	12,687	19.2	11,842	19.9
Research and development	7,269	11.0	8,115	13.6
Amortization of intangible assets	1,754	2.7	1,744	2.9
Restructuring and other charges	409	0.6	27	—
Impairment of long-lived assets	—	—	—	—
Acquisition costs and other related expenses	1,553	2.4	33	0.1
Total operating expenses	23,672	35.9	21,761	36.5
Income from operations	6,819	10.4	6,157	10.4
Other income, net	180	0.3	6	—
Income from continuing operations before income taxes	6,999	10.7	6,163	10.4
Tax provision	2,473	3.8	1,469	2.5
Income from continuing operations	4,526	6.9	4,694	7.9
Loss from discontinued operations, net of income taxes	—	0.0	(1,019)	(1.7)
Net income	$4,526	6.9%	$3,675	6.2%

REVENUES

(In thousands)	March 31, 2016	March 31, 2015	$ Change	% Change
MCE	$57,499	$52,748	$4,751	9%
MDS	8,608	6,714	1,894	28%
Eliminations	(209)	116	(325)	(280)%
Total revenues	$65,898	$59,578	$6,320	11%
Total revenues increased $6.3 million, or 11%, to $65.9 million during the three months ended March 31, 2016 as compared to the same period in fiscal 2015. The increase in total revenues is primarily attributed to higher revenues from the SEWIP, SABR, E2D Hawkeye and DEWS programs, partially offset by lower F-35 and Patriot revenues. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, increased $3.8 million to $13.8 million during the three months ended March 31, 2016, compared to $10.0 million in the same period in the prior fiscal year. The increase was primarily driven by higher revenues from the SABR program. International revenues represented 21% and 17% of total revenues during the three months ended March 31, 2016 and 2015, respectively.
Net MCE revenues increased $4.7 million, or 9%, during the three months ended March 31, 2016 as compared to the same period in the prior fiscal year. This increase was primarily driven by higher SEWIP, SABR, E2D Hawkeye and DEWS program revenues, partially offset by lower F-35 and Patriot revenues.
Net MDS revenues increased $1.9 million, or 28%, during the three months ended March 31, 2016 as compared to the same period in the prior fiscal year. This increase was primarily driven by growth in the Filthy Buzzard program in the most recent quarter.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.
GROSS MARGIN
Gross margin was 46.3% for the three months ended March 31, 2016, a decrease of 60 basis points from the 46.9% gross margin achieved during the same period in fiscal 2015. The lower gross margin between years was driven by changes in product mix, with a slight decline in certain higher-margin programs in the three months ended March 31, 2016 as compared to the same period in the prior fiscal year.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $0.9 million, or 7%, to $12.7 million during the three months ended March 31, 2016, compared to $11.8 million in the same period in fiscal 2015. The increase was primarily due to higher compensation expense due to increased headcount. Selling, general and administrative expenses decreased as a percentage of revenues to 19.2% during the three months ended March 31, 2016 from 19.9% during the same period in fiscal 2015. The decrease was due to higher revenues in the third quarter of fiscal 2016, as compared to the same period in fiscal 2015.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased approximately $0.8 million, or 10%, to $7.3 million during the three months ended March 31, 2016, compared to $8.1 million during the same period in fiscal 2015. The decrease was primarily driven by higher customer funded development.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased approximately $0.4 million, to $0.4 million during the three months ended March 31, 2016, compared to less than $0.1 million during the same period in fiscal 2015. We will incur nominal, periodic restructuring charges through fiscal 2017 in our MCE reportable segment if we are unable to sublease the unoccupied portion of our Chelmsford, Massachusetts headquarters.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.6 million of acquisition costs and other related expenses during the three months ended March 31, 2016, compared to less than $0.1 million during the same period in fiscal 2015. The acquisition costs and other related expenses we incurred during the three months ended March 31, 2016 related to the acquisition of the custom microelectronics, RF and microwave solutions and embedded security operations of the Power and Microelectronics Group within Microsemi Corporation ("the Carve-Out Business") which was completed on May 2, 2016. We expect to incur acquisition costs and other related expenses in connection with completing the acquisition of the Carve-Out Business in the quarter ended June 30, 2016, and periodically in the future as we continue to seek acquisition opportunities to expand our capabilities within the entire sensor processing chain.
OTHER INCOME, NET
Other income, net increased $0.2 million during the three months ended March 31, 2016, as compared to the same period in fiscal 2015. Both periods include $0.3 million related to the amortization of the gain on the sale leaseback of our corporate headquarters partially offset by $0.2 million in bank fees. The increase was driven by a small foreign exchange gain during the three months ended March 31, 2016 as compared to a small foreign exchange loss in the same period of fiscal 2015.
INCOME TAXES
We recorded an income tax provision of $2.5 million during the three months ended March 31, 2016 as compared to $1.5 million for the same period in fiscal 2015. Our effective tax rates for the three months ended March 31, 2016 differed from the federal statutory tax rate of 35% primarily due to federal research and development credits, domestic manufacturing deduction, stock compensation, and state taxes. Our effective tax rate for the three months ended March 31, 2015 differed from the federal statutory tax rate of 35% primarily due to federal research and development tax credits, domestic manufacturing deduction, stock compensation, state taxes, and the realization of previously unrecognized tax benefits.
DISCONTINUED OPERATIONS
We completed the sale of our MIS operating segment during the third quarter of fiscal 2015 and have ceased continuing involvement in the operations of MIS after its divestiture. The loss from discontinued operations during the three months ended March 31, 2015 included a $0.9 million loss on disposal of discontinued operations before income taxes from the sale of MIS operating segment.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $1.8 million during the three months ended March 31, 2016 to $13.9 million as compared to $12.1 million for the same period in fiscal 2015. The increase in adjusted EBITDA was driven by higher revenues of $4.7 million primarily from the SEWIP and SABR programs.
Adjusted EBITDA for MDS increased $0.2 million to $0.8 million during the three months ended March 31, 2016 as compared to $0.6 million for the same period in fiscal 2015. The increase in adjusted EBITDA was driven by a $1.9 million increase in revenue primarily from the Filthy Buzzard program.
See Note L to our consolidated financial statements included in this report for more information regarding our operating segments.

Nine months ended March 31, 2016 compared to the nine months ended March 31, 2015
The following tables set forth, for the nine months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2016	As a % of Total Net Revenue	March 31, 2015	As a % of Total Net Revenue
Net revenues	$184,724	100.0%	$170,728	100.0%
Cost of revenues	98,126	53.1	91,776	53.8
Gross margin	86,598	46.9	78,952	46.2
Operating expenses:
Selling, general and administrative	37,396	20.3	36,809	21.6
Research and development	23,046	12.5	23,961	14.0
Amortization of intangible assets	5,105	2.8	5,268	3.1
Restructuring and other charges	968	0.5	2,457	1.4
Impairment of long-lived assets	231	0.1	—	—
Acquisition costs and other related expenses	3,533	1.9	33	—
Total operating expenses	70,279	38.1	68,528	40.1
Income from operations	16,319	8.8	10,424	6.1
Other income, net	377	0.2	389	0.2
Income from continuing operations before income taxes	16,696	9.0	10,813	6.3
Tax provision	5,417	2.9	2,516	1.4
Income from continuing operations	11,279	6.1	8,297	4.9
Loss from discontinued operations, net of income taxes	—	—	(3,858)	(2.3)
Net income	$11,279	6.1%	$4,439	2.6%
REVENUES

(In thousands)	March 31, 2016	March 31, 2015	$ Change	% Change
MCE	$160,520	$153,110	$7,410	5%
MDS	24,572	16,860	7,712	46%
Eliminations	(368)	758	(1,126)	(149)%
Total revenues	$184,724	$170,728	$13,996	8%
Total revenues increased $14.0 million, or 8%, to $184.7 million during the nine months ended March 31, 2016 as compared to the same period in fiscal 2015. The increase in total revenues is primarily attributed to increases in the P8, DEWS, E2D Hawkeye, SEWIP and Reaper programs, partially offset by lower revenues from the Patriot and F-35 programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, were $34.9 million during the nine months ended March 31, 2016 and 2015. International revenues represented 19% and 21% of total revenues during the nine months ended March 31, 2016 and 2015, respectively.
Net MCE revenues increased $7.4 million, or 5%, during the nine months ended March 31, 2016 as compared to the same period in fiscal 2015. This increase was primarily driven by higher sales in the P8, DEWS, E2D Hawkeye, SEWIP and Reaper programs, partially offset by lower sales in Patriot and F-35 programs.
Net MDS revenues increased $7.7 million, or 46%, during the nine months ended March 31, 2016 as compared to the same period in fiscal 2015. This increase was primarily driven by higher revenues related to Filthy Buzzard, PAC3 and an airborne surveillance program.
Eliminations revenue is attributable to development programs where the revenue is recognized in each segment under contract accounting, and reflects the reconciliation to our consolidated results.

GROSS MARGIN
Gross margin was 46.9% for the nine months ended March 31, 2016, an increase of 70 basis points from the 46.2% gross margin during the same period in fiscal 2015. The higher gross margin year over year was due to a favorable product mix, primarily driven by stronger revenues in our higher margin digital processing programs and products within MCE.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $0.6 million, or 2%, to $37.4 million during the nine months ended March 31, 2016, compared to $36.8 million in the same period in fiscal 2015. The increase was primarily due to higher compensation expense due to increased headcount. Selling, general and administrative expenses decreased as a percentage of revenues to 20.3% during the nine months ended March 31, 2016 from 21.6% during the same period in fiscal 2015. The decrease was due to higher revenues in the first nine months of fiscal 2016, as compared to the same period in fiscal 2015.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $1.0 million, to $23.0 million during the nine months ended March 31, 2016, compared to $24.0 million during the same period in fiscal 2015. The decrease was primarily due to higher customer funded development partially offset by increased compensation expenses during fiscal 2016.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $1.0 million for the nine months ended March 31, 2016, as compared to $2.5 million during the same period in fiscal 2015. The decrease was driven by lower facility costs in the nine months ended March 31, 2016 as our acquisition integration activities were completed during fiscal 2015. Fiscal 2015 restructuring and other charges included the second and final phases of the Chelmsford, Massachusetts headquarters consolidation and related severance activities. We will incur nominal, periodic restructuring charges through fiscal 2017 in our MCE reportable segment if we are unable to sublease the unoccupied portion of our Chelmsford, Massachusetts headquarters.
IMPAIRMENT OF LONG-LIVED ASSETS
We recorded an impairment charge of $0.2 million during the nine months ended March 31, 2016, compared to $0.0 million during the same period in fiscal 2015. Pursuant to the completion of the LIT acquisition, we incurred $0.2 million of impairment expense related to a pre-existing relationship.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $3.5 million of acquisition costs and other related expenses during the nine months ended March 31, 2016, compared to less than $0.1 million during the same period in fiscal 2015. We incurred $1.6 million of acquisition costs and other related expenses related to the acquisition of the Carve-Out Business in fiscal 2016. We expect to incur acquisition costs and other related expenses in connection with completing the acquisition of the Carve-Out Business in the quarter ended June 30, 2016, and periodically in the future as we continue to seek acquisition opportunities to expand our capabilities within the entire sensor processing chain.
OTHER INCOME, NET
Other income, net were $0.4 million during the nine months ended March 31, 2016 and 2015, respectively. Both periods include $0.9 million related to the amortization of the gain on the sale leaseback of our corporate headquarters. These gains were partially offset by $0.5 million in bank fees during the nine months ended March 31, 2016 and by $0.2 million in bank fees and a $0.3 million write off of an escrow receivable during the same period in fiscal 2015.
INCOME TAXES
We recorded an income tax provision of $5.4 million during the nine months ended March 31, 2016 as compared to $2.5 million for the same period in fiscal 2015. Our effective tax rates for the nine months ended March 31, 2016 differed from the federal statutory tax rate of 35% primarily due to federal research and development tax credits, domestic manufacturing deduction, stock compensation, and state taxes. Our effective tax rate during the nine months ended March 31, 2015 differed from the federal statutory tax rate of 35% primarily due to federal research and development tax credits, domestic manufacturing deduction, stock compensation, state taxes and the realization of previously unrecognized tax benefits.
DISCONTINUED OPERATIONS
We completed the sale of our MIS operating segment during the third quarter of fiscal 2015 and have ceased continuing involvement in the operations of MIS after its divestiture. The loss from discontinued operation during the nine months ended

March 31, 2015 included a $2.3 million goodwill impairment of our MIS operating segment and a $0.9 million loss on disposal of discontinued operations before income taxes from the sale of MIS operating segment.
SEGMENT OPERATING RESULTS
We use adjusted EBITDA as the profitability measure for our segment reporting. Adjusted EBITDA for MCE increased $8.4 million during the nine months ended March 31, 2016 to $38.3 million as compared to $29.9 million for the same period in fiscal 2015. The increase in adjusted EBITDA is primarily driven by higher revenues of $7.4 million primarily from the P8, DEWS, E2D Hawkeye, SEWIP and Reaper programs, coupled with higher gross margins from a change in product mix.
Adjusted EBITDA for MDS decreased $0.6 million during the nine months ended March 31, 2016 to $0.8 million as compared to $1.4 million for the same period in fiscal 2015. The decrease in adjusted EBITDA was primarily due to a $1.5 million increase in inventory reserves, partially offset by higher revenues related to Filthy Buzzard, PAC3 and an airborne surveillance program.
See Note L to our consolidated financial statements included in this report for more information regarding our operating segments.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity comes from existing cash and cash generated from operations. Our near-term fixed operating commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We currently do not have any material commitments for capital expenditures.
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
CARVE-OUT BUSINESS AQUISITION AND RELATED FINANCING ACTIVITIES
CARVE-OUT BUSINESS AQUISITION
On May 2, 2016, we closed our previously announced acquisition of the Carve-Out Business from Microsemi Corporation on a cash-free, debt-free basis for aggregate cash consideration of $300.0 million, subject to a working capital adjustment.
The acquisition and associated transaction and bank financing related fees and expenses were funded with a combination of a new $200.0 million bank term loan A facility and cash on hand, which included net proceeds of approximately $94.4 million from our issuance of 5.2 million shares of common stock in an underwritten public offering concluded on April 13, 2016 (See Term Loan A and Revolving Credit Facilities and Equity Offering below). We anticipate aggregate transaction and bank financing related fees and expenses to be approximately $9.6 million.
CARVE-OUT BUSINESS AQUISITION RELATED FINANCING ACTIVITIES
TERM LOAN AND REVOLVING CREDIT FACILITIES
On May 2, 2016, we entered into a $200.0 million senior secured term loan A and $100.0 million revolving credit facility with a syndicate of commercial banks, with Bank of America, N.A. acting as the administrative agent. The proceeds of the senior secured term loan A facility were used to partially fund the acquisition of the Carve-Out Business, and the revolving credit facility was undrawn at closing. Pursuant to the revolving credit facility we can, subject to compliance with the applicable financial covenants, borrow up to $100.0 million for working capital acquisitions, and general corporate purposes of ours and our subsidiaries. A copy of the Credit Agreement relating to the term loan A and revolving credit facility was filed as exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2016.

EQUITY OFFERING
On April 4, 2016, we commenced an offering of 4.5 million shares of our common stock pursuant to an underwritten public offering (the “Offering”). In connection with the Offering, we granted the underwriters an over-allotment option for 30 days to purchase up to an additional 0.7 million shares of its common stock. The Offering was made pursuant to a shelf registration statement previously filed with the SEC on August 15, 2014. On April 13, 2016, we closed the Offering, including the full over-allotment allocation, selling an aggregate of 5.2 million shares of common stock for total net proceeds of $94.4 million after underwriting fees of $5.2 million. The Company anticipates additional fees and expenses associated with the equity offering of approximately $1.7 million.
Existing Credit Facility with KeyBank
As of March 31, 2016, there was $168.4 million of borrowing capacity available under our credit agreement with a syndicate of commercial banks, with Key Bank National Association acting as the administrative agent. The credit agreement provides for borrowing up to a maximum $200.0 million based on the Company's consolidated EBITDA for the trailing four quarters and subject to compliance with the financial covenants in the credit agreement. There were no borrowings outstanding on the credit agreement; however, there were outstanding letters of credit of $4.9 million. We were in compliance with all covenants and conditions under the credit agreement. In connection with the closing of the acquisition of the Carve-Out Business and entering into the new term loan A and revolving credit facilities discussed above, we terminated our existing revolving credit agreement with KeyBank on May 2, 2016.
Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available line of credit, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
CASH FLOWS

	As Of and For the Nine Month Period Ended March 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$21,808	$19,520
Net cash used in investing activities	$(15,231)	$(2,581)
Net cash (used in) provided by financing activities	$(23)	$2,401
Net increase in cash and cash equivalents	$6,659	$19,233
Cash and cash equivalents at end of period	$84,245	$66,520
Our cash and cash equivalents increased by $6.7 million from June 30, 2015 to March 31, 2016, primarily as a result of $21.8 million in cash generated from operating activities, partially offset by $9.8 million used for the acquisition of LIT, $4.9 million in capital expenditure and $4.2 million in payments for the retirement of common stock.
Operating Activities
During the nine months ended March 31, 2016, we generated $21.8 million in cash from operating activities, an increase of $2.3 million when compared to $19.5 million in cash generated from operating activities during the same period in fiscal 2015. During the nine months ended March 31, 2016, we generated $6.8 million in higher comparable net income, used $8.3 million less cash for prepaid expenses and other current assets, and generated $5.0 million more cash from the timing of payables as compared to the same period in the prior year. These increases were partially offset by $6.5 million growth in accounts receivable, $4.1 million less cash generated from deferred revenues and customer advances, $4.4 million less in non-cash activities, and $1.4 million higher inventory purchases as compared to the same period in fiscal 2015. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the nine months ended March 31, 2016, we used $15.2 million in investing activities compared to $2.6 million during the same period in fiscal 2015. The increase was primarily driven by $9.8 million used for the acquisition of LIT and $1.4 million of higher capital expenditures in fiscal 2016.

Financing Activities
During the nine months ended March 31, 2016, we used less than $0.1 million in financing activities compared to $2.4 million generated from financing activities during the same period in fiscal 2015. The $2.4 million increase in cash used in financing activities was primarily due to $4.2 million used for the retirement of common stock, partially offset by a $0.8 million increase in proceeds from our employee stock plan and a $0.6 million increase in excess tax benefits from stock-based compensation during the nine months ended March 31, 2016.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2016:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$31,002	$31,002	$—	$—	$—
Operating leases	38,999	4,683	7,551	6,805	19,960
	$70,001	$35,685	$7,551	$6,805	$19,960
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $31.0 million at March 31, 2016.
We have a liability at March 31, 2016 of $2.3 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. It is reasonably possible that within the next 12 months this liability, exclusive of interest, may decrease by up to $0.8 million upon the conclusion of the Internal Revenue Service audit of fiscal year 2013. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Income from continuing operations	$4,526	$4,694	$11,279	$8,297
Interest (income) expense, net	(36)	1	(79)	10
Income taxes	2,473	1,469	5,417	2,516
Depreciation	1,565	1,510	4,773	4,800
Amortization of intangible assets	1,754	1,744	5,105	5,268
Restructuring and other charges	409	27	968	2,457
Impairment of long-lived assets	—	—	231	—
Acquisition and financing costs	1,725	200	4,048	200
Fair value adjustments from purchase accounting	—	—	—	—
Litigation and settlement expenses	—	—	—	—
Stock-based compensation expense	2,150	1,870	7,244	6,676
Adjusted EBITDA	$14,566	$11,515	$38,986	$30,224
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Cash provided by operating activities	$4,330	$9,113	$21,808	$19,520
Purchase of property and equipment	(1,752)	(1,344)	(4,908)	(3,467)
Free cash flow	$2,578	$7,769	$16,900	$16,053
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
The following table reconciles income from continuing operations and diluted net earnings per share, the most directly comparable GAAP measures, to adjusted income from continuing operations and adjusted EPS:

	Three Months Ended March 31,
(In thousands, except per share data)	2016		2015
Income from continuing operations and earnings per share	$4,526	$0.13	$4,694	$0.14
Amortization of intangible assets	1,754		1,744
Restructuring and other charges	409		27
Impairment of long-lived assets	—		—
Acquisition and financing costs	1,725		200
Fair value adjustments from purchase accounting	—		—
Litigation and settlement expenses	—		—
Stock-based compensation expense	2,150		1,870
Impact to income taxes	(2,148)		(1,088)
Adjusted income from continuing operations and adjusted earnings per share	$8,416	$0.25	$7,447	$0.22

Diluted weighted-average shares outstanding		33,991		33,233

	Nine Months Ended March 31,
(In thousands, except per share data)	2016		2015
Income from continuing operations and earnings per share	$11,279	$0.33	$8,297	$0.25
Amortization of intangible assets	5,105		5,268
Restructuring and other charges	968		2,457
Impairment of long-lived assets	231		—
Acquisition and financing costs	4,048		200
Fair value adjustments from purchase accounting	—		—
Litigation and settlement expenses	—		—
Stock-based compensation expense	7,244		6,676
Impact to income taxes	(6,193)		(4,703)
Adjusted income from continuing operations and adjusted earnings per share	$22,682	$0.67	$18,195	$0.55

Diluted weighted-average shares outstanding		33,830		32,953
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, an amendment of the FASB Accounting Standards Codification. This ASU simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. The ASU is effective for us on July 1, 2016 and can be early adopted as of the beginning of an interim or annual reporting period. The ASU allows prospective or retrospective applications. We intend to early adopt the ASU in the period beginning April 1, 2016, and do not expect this guidance to have a material impact to our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. This ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, an amendment of the FASB Accounting Standards Codification. This ASU was issued as part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. ASU 2016-09 is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not determined the effect of the standard on our ongoing financial reporting.
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
Effective January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Such adoption did not have an impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2015 to March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In addition, you should note that risks below related to the acquisition of the Carve-Out Business.
We may not realize the expected benefits, including synergies, of the acquisition of the Carve-Out Business because of integration difficulties and other challenges.

While we expect the acquisition of the Carve-Out Business (“Acquisition”) to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The success of the Acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating the Carve-Out Business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of the Carve-Out Business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain key customers;

•	operating risks inherent in the Carve-Out Business and our business;

•	the impact of any assumed legal proceedings;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses costs, charges and liabilities related to the Acquisition.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Mercury and the Carve-Out Business had achieved or might achieve separately. In addition, we may not accomplish the integration of the Carve-Out Business smoothly, successfully or within the anticipated costs or timeframe. Further, we will incur implementation costs relative to these anticipated cost synergies, and our expectations with respect to integration or synergies as a result of the Acquisition may not materialize. Accordingly, you should not place undue reliance on our anticipated synergies.
We will incur significant transaction and acquisition-related costs in connection with the Acquisition.
We will incur significant costs in connection with the Acquisition. The substantial majority of these costs will be non-recurring transaction expenses and costs, which may impact our results of operations. We may incur additional costs to maintain employee morale and to retain key employees. We also expect to incur significant costs related to integrating the Carve-Out Business.
The market price of our common stock may decline as a result of the Acquisition.
The market price of our common stock may decline as a result of the Acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the Carve-Out Business are not realized, or if the transaction costs related to the Acquisition are greater than expected, or if the financing related to the transaction is on unfavorable terms. The market price of our common stock also may decline if we do not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Our substantial indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations.
Following the acquisition of the Carve-Out Business, we will have a significant amount of indebtedness, including a $200 million term loan and a $100 million undrawn (other than $4.9 million of outstanding letters of credit as of March 31, 2016) revolver. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. The combined company may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
In addition, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. In December 2015, the U.S. Federal Reserve announced that it would gradually raise short-term interest rates over the next three years. Each one percentage point change in interest rates would result in an approximate $2.0 million change in the annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk.
Additionally, there can be no assurance that the amount of indebtedness we intend to incur in connection with the Acquisition will not impact the rating of our indebtedness.
Subject to the limits contained in the credit agreement that will govern our new credit facilities, and our other debt instruments, the combined company may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If the combined company does so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to our investors, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt; and if we fail to comply with these requirements, an event of default could result;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•
exposing us to the risk of increased interest rates as certain of our borrowings have variable interest rates, which could increase the cost of servicing our financial instruments and could materially reduce our profitability and cash flows;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
In addition, the agreements governing our indebtedness contain and will contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt. And, if we were unable to repay the amounts due and payable, the lenders under each facility could proceed against the collateral granted to them to secure that indebtedness.

We have a significant amount, and will have an additional amount following the Acquisition, of goodwill and intangible assets on our consolidated financial statements that is subject to impairment based upon future adverse changes in our business or prospects.
At March 31, 2016, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $173.7 million and $17.2 million, respectively. We expect to have a material increase in goodwill and identifiable intangible assets as a result of the Acquisition. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from the Acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
Risks Related to the Carve-Out Business.
The Carve-Out Business have substantially the same risks as described by the Company in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 and our other reports filed from time to time with the SEC including the following risks discussed in the Annual Report on Form 10-K for the year ended June 30, 2015: “-We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending,” “-Economic conditions could adversely affect our business, results of operations and financial condition,” “-We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business,” “-The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations,” “-If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities,” “-Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share,” “-Our sales in the defense market could be adversely affected by the emergence of commodity-type products as acceptable substitutes for certain of our products and by uncertainty created by emerging changes in standards that may cause customers to delay purchases or seek alternative solutions,” “-If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity and/or personnel need, our business could be seriously harmed,” “-Implementation of our growth strategy may not be successful, which could affect our ability to increase revenues,” “-Future acquisitions may adversely affect our financial condition,” “-We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers,” “-We are exposed to risks associated with international operations and markets,” “-We may be exposed to unfavorable currency exchange rate fluctuations, which may lead to lower operating margins, or may cause us to raise prices which could result in reduced revenues,” “-If we are unable to respond to technological developments and changing customer needs on a timely and cost-effective basis, our results of operations may be adversely affected,” “-Our products are complex, and undetected defects may increase our costs, harm our reputation with customers or lead to costly litigation,” “-We may be unsuccessful in protecting our intellectual property rights which could result in the loss of a competitive advantage,” “-If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products,” “-Our need for continued investment in research and development may increase expenses and reduce our profitability,” “-Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance,” “-Changes in regulations could materially adversely affect us,” “-Changes in generally accepted accounting principles may adversely affect us,” “-We rely on the significant experience and specialized expertise of our senior management and engineering staff and must retain and attract qualified engineers and other highly skilled personnel in order to grow our business successfully,” “-If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability,” “-If we are unable to continue to obtain U.S. federal government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which would harm our ability to generate revenue,” “-If we suffer any data breaches involving the designs, schematics or source code for our products or other sensitive information, our business and financial results could be adversely affected,” “-We may need to invest in new information technology systems and infrastructure to scale our operations,” “-Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Increases in tax rates could impact our financial performance,” and “-Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of fixed-price engagements.”

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 5, 2016.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer