Form 10-K
period 2016-06-30
MERCURY SYSTEMS INC
filed 2016-08-16
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 0-23599

MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 RIVERNECK ROAD CHELMSFORD, MA	01824
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $639.6 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2016: 40,360,389 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
Exhibit Index on Page 83

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

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2016 refers to the period from July 1, 2015 to June 30, 2016.

ITEM 1.	BUSINESS
Our Company
Mercury Systems, Inc. is a leading commercial provider of secure processing subsystems designed and made in the U.S.A. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, we are pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
Our technologies and capabilities include embedded processing modules and subsystems, radio frequency (“RF”) and microwave multi-function assemblies as well as subsystems, and RF and microwave components. We utilize leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include data signal, sensor and image processing; all of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military applications. In addition, we design and build RF and microwave components and subsystems to meet the needs of the electronic warfare (“EW”), signals intelligence (“SIGINT”) and other high bandwidth communications requirements and applications.
We also provide significant capabilities relating to pre-integrated, open, affordable EW, electronic attack (“EA”) and electronic counter measure (“ECM”) subsystems, SIGINT and electro-optical/infrared (“EO/IR”) processing technologies, and radar environment test and simulation systems. We deploy these solutions on behalf of defense prime contractors and the Department of Defense (“DoD”), leveraging commercially available technologies and solutions (or “building blocks”) from our business and other commercial suppliers. We leverage this technology to design and build integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. We bring significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
We deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the DoD and the intelligence community.
Our revenues, income from continuing operations and adjusted EBITDA for fiscal 2016 were $270.2 million, $19.7 million and $57.3 million, respectively. Our revenues, income from continuing operations and adjusted EBITDA for fiscal 2015 were $234.8 million, $14.4 million and $44.4 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EBITDA to net income (loss) from continuing operations.
Recent Developments
On May 2, 2016, we acquired the custom microelectronics, RF and microwave solutions, and embedded security operations from Microsemi Corporation (the “Carve-Out Business”), resulting in the entities comprising the Carve-Out Business becoming 100% owned direct or indirect subsidiaries of Mercury (the “Acquisition”). Under the terms of the Purchase Agreement, we paid $300.0 million in cash on a cash-free, debt-free basis, subject to working capital and other post-closing adjustments.
Net sales for the Carve-Out Business were $99.4 million and $87.2 million for its fiscal years ended September 27, 2015 and September 28, 2014, respectively, net income (loss) were $6.4 million and ($3.1) million for its fiscal years ended September 27, 2015 and September 28, 2014, respectively.
 The Carve-Out Business is a leader in the design, development, and production of sophisticated electronic subsystems and components for use in high-technology products for defense and aerospace markets. The Carve-Out Business’ defense electronics solutions include high-density memory modules, secure solid-state drives, secure GPS receiver modules, high-power RF amplifiers, millimeter-wave modules and subsystems, and specialized software and firmware for anti-tamper applications. The Carve-Out Business’ customers, which include many significant defense prime contractors, outsource many of their electronic design and manufacturing requirements to the Carve-Out Business as a result of its specialized capabilities in packaging electronics for SWaP-constrained environments, its focus on security and the unique requirements of defense applications, and its expertise in RF and microwave technologies. The Carve-Out Business’ products and technologies are used in a variety of defense applications, including missiles and precision munitions, fighter and surveillance aircraft, airport security portals, and advanced electronic systems for radar and EW.
Strategic Rationale for the Acquisition
We believe that the Acquisition will provide several significant strategic and operational benefits to us, including:

•	creating the defense industry’s largest commercial embedded secure processing company;

•	adding secure solid-state drive (“SSDs”) capabilities to our industry leading pre-integrated sensor processing subsystems;

•	increasing our existing RF and microwave business by approximately 66% and adding new capabilities, scale and synergies;

•	adding new capabilities in embedded security and custom microelectronics; and

•	providing access to new high-growth markets, customers and programs, such as precision-guided munitions and missiles.
Key elements of our strategy to accomplish our continued growth objectives following the Acquisition include:

•
Achieve Design Wins on High-growth, High-priority Defense Programs.  We believe our advanced embedded sensor processing solutions position us well going forward to capture design wins on key high-growth, high-priority defense programs within our targeted segments of the C4ISR market. We have won designs in persistent ISR related signals intelligence-payloads on unmanned aerial vehicles (“UAVs”) and other aerial platforms. As a result of these successes, we now have significant content on major UAV platforms, including Global Hawk, Predator, Triton, Reaper and Gorgon Stare. Our ballistic missile defense wins include additional designs on the Aegis program, as well as wins on the Patriot missile program. In EW, we have won key designs related to the U.S. Navy’s SEWIP program and the Ships Signal Exploitation Equipment (“SSEE”) programs. Additional wins in the critical EW space include the Navy’s Filthy Badger and Filthy Buzzard programs, focusing on vulnerability assessment and training for manned aircraft. Together, these wins represent substantial opportunity for us in the years ahead.

•
Continue to Provide Excellent Performance on Our Existing Programs.  The foundation for our growth remains our continued involvement with existing programs that are in late-stage development or currently in production. Such programs include Aegis, SEWIP, the F-35 Joint Strike Fighter, Patriot missile, the F-16 and F-15 aircrafts, the Global Hawk, Predator and Reaper UAVs, the P-8 Multimission Maritime Aircraft as well as the Suite of Integrated Radio Frequency Countermeasures (“SIRFC”) program. As part of a long-term reprioritization, the DoD is shifting its emphasis from major new weapons systems development to upgrades of existing programs and platforms. We believe the upgrades on these programs focus on four key areas: improved sensors; more advanced on-board embedded computing; enhanced ISR algorithms; and better communications on and off the platform. A key element of our strategy is to continue to provide high-performance, cost-effective solutions on these programs and for these customers.

•
Pursue Additional Strategic, Capability-Enhancing Acquisitions.  We will continue to pursue strategic acquisitions to augment our businesses using the following strategies: adding technologies or products that expand our core business by competing more effectively in the C4I, Radar, EW, and missile-defense markets; adding content and services to the defense programs and platforms in which we currently participate or could participate in the future; and enhancing key customer relationships and forming relationships with potential new customers. Our acquisition strategy also focuses on scaling our operations and broadening our program and customer base.

•
Capitalize on Outsourcing and Other Dynamics in the Defense Industry.  We are well-positioned to take advantage of several changing dynamics in the defense industry. Defense prime contractors are increasingly being awarded firm fixed-price contracts. These contracts shift risk to the defense prime contractors, and as a result they are beginning to outsource increasing levels of subsystem development and production and other higher value program content. In addition, the U.S. government is shifting toward shorter program timelines, which require increased flexibility and responsiveness from defense prime contractors. Finally, more programs are moving to open systems architectures that enable best-of-breed capabilities. We believe that these dynamics will result in defense prime contractors outsourcing increasing levels of program content to us as a provider of an increasingly wide array of differentiated products, subsystems engineering services and system integration.

•
Leverage Our Research and Development Efforts to Anticipate Market Needs and Maintain our Technology Leadership.  We devote significant resources in order to anticipate the future requirements in our target defense markets, including monitoring and pioneering advances in advanced embedded computing hardware, security, and software, anticipating changes in U.S. government spending and procurement practices and leveraging insight from direct interaction with our customers. Our high-performance, quick reaction subsystems and capabilities require increasingly sophisticated hardware, software and middleware technology. In addition, as the defense industry shifts to products with open systems architectures, we believe that our software expertise will become increasingly important and differentiates us from many of our competitors as we have the ability to rapidly map complex algorithms onto SWaP-constrained on-board embedded sensor-processing solutions. We have invested in faster product development velocity, aligning with the U.S. government’s demands on the defense prime contractors for quick reaction capabilities. By shortening our product development times, we are able to quickly launch the products we need to win new designs from the defense prime contractor community. We intend to continue utilizing company and customer-funded research and development, as well as our acquisition strategy, to develop technologies, products and solutions that have significant potential for near-term and long-term value creation in the defense industry.
We expect to realize aggregate annualized cost synergies from the Acquisition of approximately $10.0 million per year by fiscal 2020. We expect to achieve approximately $2.0 million of those annualized cost savings by the end of fiscal 2017 and an aggregate of approximately $6.0 million of annualized savings by the end of fiscal 2018. Synergies are expected to be derived from sources such as manufacturing efficiencies, alignment of sales models and channel, and increased purchasing power.
During fiscal 2016, we completed a series of important internal organizational changes in order to integrate, align and scale ourselves into one business. In addition, over the past several years, we have completed several acquisitions, culminating with the Acquisition on May 2, 2016 to support our strategy of creating a better alternative for affordable, secure processing subsystems designed and made in the U.S.A. These strategic acquisitions and the associated operational and managerial changes finalized the transformation of the way the Company's executive management team, including the CEO as the chief operating decision maker (“CODM”), manage, evaluate and review the business, including how the CODM allocates resources and assesses performance. Therefore, during the fourth quarter ended June 30, 2016, we eliminated the use of Mercury Commercial Electronics ("MCE") and Mercury Defense Systems (“MDS”) as reportable segments because the analogous operating segments ceased to exist. We are now comprised of one operating and reportable segment. We utilized the management approach for determining our operating segment in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”).
On December 16, 2015, we acquired Lewis Innovative Technologies, Inc. (“LIT”) for $10.0 million in cash on a cash-free, debt-free basis, subject to working capital and other post-closing adjustments. Embedded systems security has become a requirement for new and emerging military programs, and LIT’s security solutions significantly extend our capabilities and leadership in secure embedded computing, a critical differentiator from our traditional competition. LIT’s solutions, combined with our next-generation secure Intel server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements.
Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed and manufactured secure sensor and mission processing capabilities for critical defense and intelligence applications. Historically, our primary market has been centered on bringing commercially available technologies to the defense sector, specifically C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ballistic missile defense; and commercial markets, which include commercial communications and other commercial computing applications. We believe we are well-positioned in growing, sustainable market segments of the defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The Acquisition will further improve our ability to successfully compete in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:

•
The defense electronics market is expected to grow in government fiscal 2017 and beyond as requested in President Obama’s recent budget submission.  According to The Teal Group, world defense electronics funding available to the U.S. was approximately $34.9 billion in fiscal 2016, or approximately 6.7% of the government fiscal 2016 appropriated U.S. DoD base budget. The defense electronics market is projected to increase to $36.6 billion in government fiscal 2017. Within the context of the overall defense budget and spending for defense electronics specifically we believe ISR, EW and ballistic missile defense have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for the ISR and EW markets. As a leader in these markets, we often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome.

•
The rapidly expanding demand for tactical ISR is leading to significant growth in sensor data being generated, leading to even greater demand for the capability of our products to securely store and process data onboard platforms.  An increase in the prevalence and resolution of ISR sensors is generating significant growth in the associated data that needs to be stored and turned into information for the warfighter in a timely manner. In addition, several factors are driving the defense and intelligence industries to demand greater capability to collect, store, and process data onboard the aircraft, UAVs, ships and other vehicles, which we refer to collectively as platforms. These factors include the limited communications bandwidth of existing platforms, the need for platforms that can operate more autonomously and possibly in denied communications environments, the need for platforms with increased persistency to enable them to remain in or fly above the battlefield for extended periods, and the need for greater onboard processing capabilities.

•
Rogue nations’ missile programs and threats from peer nations are causing greater investment in advanced new radar, EW and ballistic missile defense capabilities. There are a number of new and emerging threats, such as peer nations developing stealth technologies, including stealth aircraft, new anti-ship ballistic missiles that potentially threaten the U.S. naval fleet, and a variety of other advanced missile capabilities. Additionally, U.S. armed forces require enhanced signals intelligence and jamming capabilities. In response to these emerging threats, we have participated in key DoD programs, including Aegis, Patriot, SEWIP, LRDR, F-22 Raptor, F-35 Joint Strike Fighter and upgrade programs for the F-15 and F-16.

•
The long-term DoD budget pressure is pushing more dollars toward upgrades of the electronic subsystems on existing platforms, which may increase demand for our products.  The DoD is moving from major new weapons systems developments to upgrades of the electronic subsystems on existing platforms. These upgrades are expected to include more sensors, signal processing, ISR algorithms, multi-intelligence fusion and exploitation, computing and communications. We believe that upgrades to provide new urgent war fighting capability, driven by combatant commanders, are occurring more rapidly than traditional defense prime contractors can easily react to. We believe these trends will cause defense prime contractors to increasingly seek out our high-performance, cost-effective open architecture products.

•
Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies. According to the VDC Webcast: Budgetary & Strategic Shifts-Creating Opportunities for Merchant Embedded COTS Systems in Mil/Aero, the portion of the defense electronics market that is captive to the defense primes is estimated to be $35.1 billion and the portion in the merchant market is estimated to be $1.9 billion. The U.S. government is intensely focused on making systems more affordable and shortening their development time. As a company that provides commercial items to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. Several DoD and prime contractor factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.

•
DoD security and program protection requirements are creating new opportunities for our advanced secure processing capabilities.  The government is focused on ensuring that the U.S. military protects its defense electronic systems and the information held within from nefarious activities such as tampering, reverse engineering, and other forms of advanced attacks. The requirement to add security comes at a time when the commercial technology world continues to offshore more of the design, development, manufacturing, and support of such capabilities, making it more difficult to protect against tampering, reverse engineering and other undesired activities. The DoD has a mandate to ensure both the provenance and integrity of the technology and its associated supply chain. These factors have created a unique opportunity for us to expand beyond sensor processing into the provision of advanced secure processing subsystems and capabilities for other on-board critical compute applications-all designed, developed, manufactured, and supported in the U.S.A. In addition, advanced systems sold to foreign military buyers also require protection so that the technologies, techniques and data associated with them do not become more widely available, which further enhances our market opportunity.

Our Competitive Strengths
We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:

•
Subsystem Solutions Provider for the C4ISR and EW Markets.  Through our commercially developed, specialized processing subsystem solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate subsystem-level capabilities allows us to provide solutions that most effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and intelligence processing onboard the platform. We leverage our deep expertise in embedded multi-computing, embedded sensor processing, with the addition of our RF and microwave subsystems and components, along with strategic investments in research and development to provide solutions across the sensor processing chain.

Our deep domain knowledge within the Company rounds out our capabilities and services to our prime contractor and DoD customers. The Acquisition adds both depth and breadth to our capabilities and offerings, and also opens new market opportunities such as missiles, precision guided munitions and homeland security.

•
Diverse Mix of Stable, Growth Programs Aligned with DoD Funding Priorities.  Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, airborne reconnaissance, EW, ECM, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, Patriot missile, and SEWIP. In addition, we consistently leverage our technology and capabilities across 15 to 20 programs on an annual basis, providing significant operating leverage and cost savings. The Acquisition allows us to participate in a broader array of programs, many with customers that are already key strategic customers of ours.

•
We are a leading commercial provider of secure processing subsystems designed and made in the U.S.A.  We have a portfolio of open system architecture (“OSA”) technology building blocks across the entire sensor processing chain. We offer embedded secure processing capabilities with advanced packaging and cooling technologies that ruggedize commercial technologies while allowing them to stay cool for reliable operation. These capabilities allow us to help our customers meet the demanding SWaP requirements of today’s defense platforms. Our pre-integrated subsystems improve affordability by substantially reducing customer system integration costs and time-to-market for our solutions. System integration costs are one of the more substantial costs our customers bear in developing and deploying technologies in defense programs and platforms. Our pre-integrated solutions approach allows for more rapid and affordable modernization of existing platforms and faster deployment of new platforms.

Our strengths in this area include our position as an early and leading advocate for OSA in defense, offering Intel server class processing form factors across 3/6U OpenVPX, ATCA and rack-mount architectures, and high density, secure solutions across multiple hardware architectures to seamlessly scale to meet our customer’s SWaP requirements. In addition, we have a 30-year legacy of system management and system integration expertise that allows us to reduce technical risk, while improving affordability and interoperability. Our system integration expertise is a cornerstone in helping us support our customers in deploying pre-integrated, OSA subsystems.

•
We provide advanced, integrated security features for our products and subsystems, addressing an increasingly prevalent requirement for DoD program security.  We offer secure processing expertise that is built-in to our pre-integrated subsystems, not bolted on. By doing this we are able to provide secure building blocks that allow our customers to incorporate their own security capabilities. This assists our customers in ensuring program protection as they deploy critical platforms and programs, all in support of DoD missions. The Acquisition will bring us new security technologies and also allow us to provide enhanced security capabilities in areas such as memory and storage devices. The Acquisition also provides us with a DMEA-(“Defense Micro-Electronics Association”) certified trusted manufacturing facility for microelectronics in the Carve-Out Business’ Phoenix, Arizona facility.

•
We are pioneering a next generation business model.  The defense industrial base is currently undergoing a major transformation. Domestic political and budget uncertainty, geopolitical instability and evolving global threats have become constants. The defense budget, while stabilized in the short term, remains under pressure and R&D and technology spending are often in budgetary competition with the increasing costs of military personnel requirements, health care costs, and other important elements within the DoD and the federal budget generally. Finally, defense acquisition reform, under the banner of Better Buying Power 3.0 calls for the continued drive for innovation and competition within the defense industrial base, while also driving down acquisition cost. Our approach is built around a few key pillars:

•	We continue to leverage our expertise in building pre-integrated subsystems in support of critical defense programs, driving out procurement costs by lowering integration expenses of our customers.

•	We have been a pioneer in driving open systems architectures.

•	The DoD has asked defense industry participants to invest their own resources into R&D. This approach is a pillar of our business model.

•
Security and program protection are now critical considerations for both program modernizations as well as for new program deployment. We are now in our third generation of building secure embedded processing solutions.

 We have a next generation business model built to meet the emerging needs of the DoD.

•
Value-Added Subsystem Solution Provider for Defense Prime Contractors.  Because of the DoD’s shift towards a firm fixed price contract procurement model, an increasingly uncertain budgetary and procurement environment, and increased budget pressures from both the U.S. and allied governments, defense prime contractors are accelerating their move toward outsourcing opportunities to help mitigate the increased program and financial risk. Our differentiated advanced sensor processing solutions offer meaningful capabilities upgrades for our customers and enable the rapid, cost-effective deployment of systems to the end customer. We believe our open architecture subsystems offer differentiated sensor processing and data analytics capabilities that cannot be easily replicated. Our solutions minimize program risk, maximize application portability, and accelerate customers’ time to market, all within a fixed-pricing contracting environment.

•
Delivery of Platform-Ready Solutions for Classified Programs.  We believe our integration work through our Cypress, California facility provides us with critical insights as we implement and incorporate key classified government intellectual property, including critical intelligence and signal processing algorithms, into advanced systems. This integration work provides us the opportunity to directly combine and integrate our technology building blocks along with our intellectual property into our existing embedded processing products and solutions, enabling us to deliver more affordable, platform-ready integrated ISR subsystems that leverage our OSA and address key government technology and procurement concerns. Our operations in this environment also help us identify emerging needs and opportunities to influence our future product development, so that critical future needs can be met in a timely manner with commercially-developed products and solutions.

•
Advanced Microelectronics Centers.  Our Advanced Microelectronics Centers (“AMCs”) in Hudson, New Hampshire and West Caldwell, New Jersey, design, build and test both RF and microwave components and subsystems in support of a variety of key customer programs. With our fiscal 2014 move into our new AMC in Hudson, New Hampshire, including the installation of integrated business systems into both our AMCs, we have a platform for scalable, continued growth in our RF and microwave product lines. Our scalable microelectronics manufacturing operations at our AMCs enable rapid, cost-effective deployment of RF and microwave solutions to our customers. The Acquisition will give us a west coast location providing similar advanced capabilities and better proximity to certain key customer locations.

•
Long-Standing Industry Relationships.  We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our customers include BAE Systems, the Boeing Company, Harris, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that the Carve-Out Business has with many of the same customers.

•
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

Our Business Strategy
Our strategy is built around our key strengths as a leading commercial provider of secure and processing subsystems designed and made in the U.S.A. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. We are pioneering a next-generation defense electronics business model specifically designed to meet the industry’s current and emerging technology needs. By driving this strategy consistently, we are able to help our customers, mostly defense prime contractors, reduce program cost, minimize technical risk, and stay on schedule and on budget. Tactically, we have a reputation of relentless execution on behalf of our customers that supports the successful evolution of our strategy.
We intend to accelerate our strategic direction through continued investment in advanced new products and solutions development in the fields of radio frequency, analog-to-digital and digital to analog conversion, advanced multi- and many-core sensor processing systems including GPUs, embedded security, digital storage, and digital radio frequency memory (“DRFM”) solutions, software defined communications capabilities, and advanced security technologies and capabilities. We leverage our engineering development services including systems integration to accelerate our move to become a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially-developed, open sensor processing solutions within the markets we serve. Our services-led engagements can help lead to long-term production subsystem revenues that will continue long after the initial services are delivered. This business model positions us to be paid for non-recurring engineering work we would have previously expensed through our own income statement, to team concurrently with multiple defense prime contractors as they pursue new business with the unique solutions they develop and market to the government, and to engage with our customers much earlier in the design cycle and ahead of our competition. In fiscal 2016, we have substantially added to our technology portfolio by adding capabilities in secure embedded computing, with the acquisition of LIT and a variety of defense applications with the acquisition of the Carve-Out Businesses, including missiles and precision munitions, fighter and surveillance aircraft, airport security portals, and advanced electronic systems for radar and EW.

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
We group our hardware products into the following categories:

•
signal and image processing, multi-computer and sensor interfaces, including embedded processing boards, switch fabric boards, high speed input/output boards, digital receiver boards, high-density memory modules, secure solid-state drives, secure GPS receiver modules, and chassis-based systems using air, conduction, and proprietary cooling technologies;

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
Embedded systems security has become a requirement for new and emerging military programs, and our security solutions are a critical differentiator from our traditional competition. Our security solutions, combined with our next-generation secure Intel server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements. In the defense market, examples of our hardware intellectual property include scalable anti-tamper and information assurance products such as EnforcIT, WhiteboxCRYPTO, and CodeSEAL. In the commercial market, examples of our hardware intellectual property products include our CANGuard product, which provides advanced security for the electronic communications and control architectures on a wide variety of automotive vehicles.
Research and Product Development
Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in mission, signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry. Expenditures for research and development amounted to $33.5 million, $32.6 million, and $35.7 million in fiscal 2016, 2015, and 2014, respectively. As of June 30, 2016, we had 313 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our sales are produced in International Organization for Standardization, or ISO, 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis systems, and RF & microwave components and subsystems.
Our Phoenix, Arizona facility manufactures our custom microelectronics products in ISO, 9001:2008 and AS9100 quality system certified facilities. This is a DMEA certified trusted manufacturing facility and is primarily focused on advanced secure system-on-chip design, assembly, packaging, and test. Our Camarillo, California facility manufactures our radio frequency and microwave products in ISO 9001:2008 and AS9100 quality system certified facilities. This facility is primarily focused on millimeter wave RF products up to 100GHz, gallium nitride-based power amplifiers and subsystems, analog and digital mixed signal system-on-chip capabilities, and custom modules for active electronically scanned arrays.

We rely on both subcontracting to contract manufacturers and vertical integration to meet our manufacturing needs. Our printed circuit board assemblies and chassis systems' manufacturing operations consist primarily of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). We subcontract the assembly and testing of most embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. We currently rely primarily on one contract manufacturer. Our vertically integrated products rely on strong relationships with strategic suppliers to ensure on-time delivery and high quality products. We manage supplier performance and capability through quality audits and stringent source, incoming and/or first article inspection processes. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
We built out a new microelectronics facility in Hudson, New Hampshire that opened during fiscal 2014. This facility consolidated the former microelectronics operations in Salem, New Hampshire and Hudson, New Hampshire as well as the former facilities in Ewing, New Jersey and Monroe, Connecticut. This facility is specifically aimed at providing scalable manufacturing within our critical RF and microwave businesses. We leverage best practices in design, development, manufacturing and materials handling at this facility. The facility is part of our Advanced Microelectronics Centers, which includes our RF/microwave subsystems group in West Caldwell, New Jersey. The Advanced Microelectronics Centers design, build and test both RF and microwave components and subsystems in support of a variety of key customer programs.
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
We also design, develop, and manufacture DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense and intelligence applications. We develop high performance SIGINT payloads and electro-optical/infrared ("EO/IR") technologies for small UAV platforms as well as powerful onboard UAV processor systems for real-time Wide Area Motion Imagery ("WAMI").
Competition
We operate in a highly competitive marketplace characterized by rapidly changing technology, frequent product performance improvements, increasing speed of deployment to align with warfighters’ needs, and evolving industry standards and requirements coming from our customers or the DoD. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative technologies and design approaches. We work with defense prime contractors as well as directly with the DoD. We help drive subsystem development and deployment in both classified and unclassified environments.
The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts, and reputation in the market. Our competitive strengths include innovative engineering in both hardware and software products, subsystem design expertise, advanced packaging capability to deliver the most optimized SWaP solution possible, our ability to rapidly respond to varied customer requirements, and a track record of successfully supporting many high profile programs in the defense market. There are a limited number of competitors across the market segments and application types in which we compete. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a board-level, others at a subsystem level. We also compete with in-house design teams at our customers. The DoD as well as the defense prime contractors are pushing for more outsourcing of subsystem designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our long standing subsystem expertise to provide this value to our customers.
Intellectual Property and Proprietary Rights
As of June 30, 2016, we held 67 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.
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
Backlog
As of June 30, 2016, we had a backlog of orders aggregating approximately $287.7 million, of which $239.2 million is expected to be delivered within the next twelve months. The backlog as of June 30, 2016 included $62.9 million from the Carve-Out Business. As of June 30, 2015, backlog was approximately $208.0 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.
Employees
At June 30, 2016, we employed a total of 965 people excluding contractors, including 313 in research and development, 77 in sales and marketing, 438 in manufacturing and customer support and 137 in general and administrative functions. We have five employees located in Europe, one located in Japan, and 959 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good.
Customers
Our revenues are concentrated in three defense prime contractors including Lockheed Martin Corporation, Raytheon Company and Northrop Grumman Corporation for the years ended June 30, 2016, 2015 and 2014. These three defense prime contractors comprised an aggregate of 51%, 61% and 43% of our revenues in each of the years ended June 30, 2016, 2015 and 2014, respectively. While sales to these customers typically compose 10% or more of our revenue, the sales to each of these customers are spread across multiple programs and platforms.
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
OTHER INFORMATION
EchoCore, Echotek, Ensemble, PowerStream, RACE++ and MultiCore Plus are registered trademarks, and Mercury Systems, Innovation that Matters, Air Flow-By, Liquid Flow-By, POET, CANGuard, WhiteboxCRYPTO, CodeSEAL, EnforcIT-S, and SecureBootFPGA are trademarks of Mercury Systems, Inc. OpenVPX is a trademark of the VMEbus International Trade Association. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS:
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and related services, primarily as an indirect subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 98%, 94%, and 92% of our total net revenues in fiscal 2016, 2015, and 2014, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. During fiscal 2014, the Presidential election, bipartisan gridlock in Congress, a continuing budget resolution, and the implementation of defense budget sequestration impacted our revenues and increased uncertainty in our business and financial planning. For fiscal 2017 and beyond, the potential for further bipartisan gridlock in Congress, another continuing budget resolution, and the defense industry operating under sequestration may continue to adversely impact our revenues and increase uncertainty in our business and financial planning. In addition, delays in the funding for new or existing programs, or of the defense appropriation generally could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated. Further, oil price volatility and the decline in oil prices may negatively impact foreign military sales funding program size due to oil's impact on foreign budgets.
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

•
Our customers include U.S. government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government contracts. In addition, when our business units contract with the U.S. government, they must comply with these laws and regulations, including the organizational conflict-of-interest regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between our business units and the U.S. government.

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

•
We qualify as a “small business” for government contracts purposes under the definition of that term in an applicable NAICS code because we have fewer than 1,250 employees. As we grow and potentially have over 1,250 employees in the future, we would no longer qualify as a small business. Loss of our small business status could negatively impact us, including our customers purchases from us would not qualify as purchases from a small business, customers may flow down additional Federal Acquisition Regulation, or FAR, clauses in their contracts with us that are less favorable than our existing contract terms and conditions, and the flow down of certain FAR clauses may require us to implement a DCAA cost-accounting system at our commercial item business unit.

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
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2016, Lockheed Martin Corporation accounted for 23% of our total net revenues, Raytheon Company accounted for 20% of our total net revenues, and Northrop Grumman Corporation accounted for 8% of our total net revenues. In fiscal 2015, Raytheon Company accounted for 37% of our total net revenues, Lockheed Martin Corporation accounted for 20% of our total net revenues, and Northrop Grumman Corporation accounted for 4% of our total net revenues. In fiscal 2014, Lockheed Martin Corporation accounted for 18% of our total net revenues, Raytheon Company accounted for 13% of our total net revenues, and Northrop Grumman Corporation accounted for 12% of our total net revenues. The defense market is highly acquisitive, which could lead to further concentration in our largest customers. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 52%, 61% and 53% of our total net revenues for fiscal 2016, 2015, and 2014, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. For the fiscal year ended June 30, 2016, the Surface Electronic Warfare Improvement Program ("SEWIP") program individually comprised 12% of the Company's revenues. For the fiscal years ended June 30, 2016, 2015, and 2014, the Aegis program individually comprised 10%, 12% and 15% of the Company's revenues, respectively. For the fiscal year ended June 30, 2015, Patriot and F-35 accounted for 18% and 16% of the Company's revenue, respectively. Loss of a significant radar program could adversely affect our results of operations.
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
We compete in highly competitive industries, and our customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share to put more downward pressure on prices and offer a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. Our defense prime contractor customers could decide to pursue secure processing one of their core competencies and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.
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
The timing, length, and severity of the up-and-down cycles in commercial industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly low. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

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
The failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability, and/or customer support organizations.
Growing our business, in particular by providing services and products such as sophisticated subsystems for major defense programs like Patriot, SEWIP and Aegis, could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing quality services for subsystem level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a subsystem level could result in lost opportunities and revenues. Failure to implement consistent management systems across our entire platform, to increase the level of automation to scale our operations and to establish a uniform program management process for lifecycle management could negatively impact our ability to generate efficiencies to achieve cost reduction objectives.
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

•	volatility associated with accounting for earn-outs in a given transaction;

•	entering markets in which we have no, or limited, prior experience;

•	potential loss of key employees; and

•	adversely affect our internal control over financial reporting before the acquiree's complete integration into the Company’s control environment.
In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing shareholders’ ownership percentages;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms, or not be able to obtain financing on any terms at all;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•
incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or for other purposes.
The failure to successfully integrate any acquisitions in an efficient or timely manner may negatively impact our financial condition and operating results, or we may not be able to fully realize anticipated savings. In addition, our competitors could try to emulate our acquisition strategy, leading to greater competition for scarce acquisition targets and could lead to larger competitors if they succeed in emulating our strategy.
We may not realize the expected benefits, including synergies, of the acquisition of the Carve-Out Business because of integration difficulties and other challenges.
On March 23, 2016, we and Microsemi Corporation (“Microsemi”) entered into a Stock Purchase Agreement, pursuant to which, Microsemi agreed to sell all the membership interests in its custom microelectronics, RF and microwave solutions and embedded security operations from Microsemi (“the Carve-Out Business”) to us for $300.0 million in cash on a cash-free, debt-free basis, subject to a working capital adjustment. On May 2, 2016, the transaction closed and we acquired the Carve-Out Business. While we expect the acquisition of the Carve-Out Business (“Acquisition”) to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The success of the Acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating the Carve-Out Business with our existing businesses. The integration process may be complex, costly and time consuming.
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
The market price of our common stock may decline as a result of the Acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the Carve-Out Business are not realized. The market price of our common stock also may decline if we do not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Our substantial indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations.
Following the Acquisition, we have a significant amount of indebtedness, including a gross $200.0 million term loan and a $100.0 million undrawn (other than $5.5 million of outstanding letters of credit as of June 30, 2016) revolver. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
In addition, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. In December 2015, the U.S. Federal Reserve announced that it would gradually raise short-term interest rates over the next three years. Each one percentage point change in interest rates would result in an approximate $2.0 million change in the annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. We presently do not use fixed interest rate swaps.
Subject to the limits contained in the credit agreement that governs our new credit facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to our investors, including the following:

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
In addition, the agreements governing our indebtedness contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt. And, if we were unable to repay the amounts due and payable, the lenders under each facility could proceed against the collateral granted to them to secure that indebtedness.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At June 30, 2016, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $344.0 million and $116.7 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from the Acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers.
Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors like LSI Logic Corporation, Xilinx, Inc., and IBM Corporation for custom-designed application-specific integrated circuits (“ASICs”) and field programmable gate arrays (“FPGAs”), Freescale Semiconductor, Inc. and IBM Corporation for PowerPC microprocessors, Intel Corporation for our next generation processors, IBM Corporation for a specific SRAM, Curtiss Wright Corporation and Motorola, Inc. for chassis and chassis components, Micron Technology, Inc. for specific memory products, and Benchmark Electronics, Inc. for board assembly, test and integration. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors.
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
With the expansion of our microelectronics and RF and microwave product lines in recent years, primarily related to the acquisition of the Carve-Out Business from Microsemi and our acquisitions of Micronetics, Inc., KOR Electronics, and LNX Corporation, the mix and volume of products that we manufacture in-house has increased. With the building of our Advanced Microelectronics Center in Hudson, New Hampshire during fiscal 2014, we are becoming more vertically integrated in our microwave and RF product lines. This vertical integration could lead to higher capital intensity, labor utilization rate volatility which could affect our profitability, and higher fixed costs. Also, the changes to business processes and IT systems required to combine two locations into a single site like our Advanced Microelectronics Center may interrupt our operations for a period of time resulting in higher costs, lower revenues and missed opportunities for design wins. In addition, Benchmark Electronics, Inc. notified us in 2016 that they would no longer contract manufacture certain of our digital processing products at their Huntsville, Alabama facility due to internal integration planning at Benchmark. As a result, we are currently exploring alternatives to replace the impacted products, including internally manufacturing the product line.
We are exposed to risks associated with international operations and markets.
We market and sell products in international markets, and have established offices and subsidiaries in Europe and Japan. Revenues from international operations accounted for 4%, 2% and 4% of our total net revenues in fiscal 2016, 2015 and 2014, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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
The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of customers in a timely and adequate manner. In addition, any failure to anticipate or respond adequately to changes in technology, customer preferences and future order demands, or any significant delay in product developments, product introductions or order volume, could negatively impact our financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results may be adversely affected.
Our products are complex, and undetected defects may increase our costs, harm our reputation with customers or lead to costly litigation.
Our products are extremely complex and must operate successfully with complex products of our customers and their other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality and the lapsed time before our products are integrated into our customer's systems increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant warranty costs and costs to support our service contracts and divert the attention of personnel from our product development efforts. Undetected errors may adversely affect our product’s ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for mission-critical applications. Because of this reliance, errors, defects, or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.
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
Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience, specialized expertise in our business, and security clearances required for certain defense projects. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected. Competition for hiring these employees is intense, especially with regard to engineers with specialized skills and security clearances required for our business, and we may be unable to hire and retain enough engineers to implement our growth strategy. Like our defense prime contractor customers, we face the potential for knowledge drain due to the impending retirement of the older members of our engineering workforce in the coming years.
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
If we suffer any data breaches involving the designs, schematics, or source code for our products or other sensitive information, our business and financial results could be adversely affected.
We securely store our designs, schematics, and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches from external sources or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involved loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.
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
Our stock price, like that of other technology companies, has been volatile. The stock market in general and technology companies in particular may continue to experience volatility. The stock prices for companies in the defense technology industry may continue to remain volatile given the uncertainty and timing of funding for defense programs. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Our low stock trading volume and small cap status could hamper existing and new shareholders from gaining a meaningful position in our stock. In addition, the continued threat of terrorism in the United States and abroad and the resulting military action and heightened security measures undertaken in response to threats may cause continued volatility in securities markets. When the market price of a stock has been volatile, holders of that stock will sometimes issue securities class action litigation against the company that issued the stock. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.
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
Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, as part of our growth strategy, the Company may continue to explore acquisitions or strategic alliances that could adversely affect internal control over financial reporting during the integration period until the acquired business has been fully incorporated into the Company’s internal control environment. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
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
We may require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. The amount and timing of such additional financing needs will vary principally depending on the timing of new product and service launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a larger credit facility. The sale of additional equity securities or securities convertible into our ordinary shares could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.
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
We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

•	further develop or enhance our customer base;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States and elsewhere;

•	hire, train and retain employees;

•	market our software solutions, services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth our significant properties as of June 30, 2016:

Location	Size in Sq. Feet	Commitment
Chelmsford, MA	185,327	Leased, expiring 2017, 2 buildings
Andover, MA	145,262	Leased, expiring 2029
Phoenix, AZ	116,858	Leased, expiring 2020
Hudson, NH	100,111	Leased, expiring 2024
Cypress, CA	42,770	Leased, expiring 2021
Camarillo, CA	25,195	Leased, expiring 2020
Huntsville, AL	25,950	Leased, expiring 2018
West Caldwell, NJ	23,000	Leased, expiring 2019
Manteca, CA	20,750	Leased, expiring 2017
San Jose, CA	10,089	Leased, expiring 2016
The company actively manages its facilities and is in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2016, 2017 or 2018. In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note K to the consolidated financial statements.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 4.1.	EXECUTIVE OFFICERS OF THE REGISTRANT
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
Mark Aslett, age 48, joined Mercury in 2007 and has served as the President and Chief Executive Officer since then, and served as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications-North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.
Christopher C. Cambria, age 58, joined Mercury in August 2016 as Senior Vice President, General Counsel and Secretary.  Prior to joining Mercury, he was Vice President, General Counsel, and Secretary of Aerojet Rocketdyne Holdings, Inc. from 2012 to 2016, and Vice President, General Counsel from 2011 to 2012.  He was with L-3 Communications Holdings Inc. from 1997 through 2009 serving as Senior Vice President and Senior Counsel, Mergers and Acquisitions from 2006 to 2009, Senior Vice President, Secretary and General Counsel from 2001 to 2006, and Vice President, General Counsel and Secretary from 1997 to 2001.
Gerald M. Haines II, age 53, joined as Senior Vice President of Corporate Development and in 2014 was appointed Executive Vice President, CFO and Treasurer. Prior to Mercury, from 2008 to 2010 he served as Executive Vice President at Verenium Corporation, a publicly traded company engaged in the development and commercialization of biofuels and specialty enzymes, where he oversaw various corporate development, corporate finance, and joint venturing activities. Previously, Mr. Haines served as Executive Vice President of Strategic Affairs of Enterasys Networks, Inc., a publicly traded network communications company, Senior Vice President of Cabletron Systems, Inc., the predecessor of Enterasys Networks, and Vice President of Applied Extrusion Technologies, a large manufacturer of plastic films and packaging. He began his career at J.P. Morgan. Mr. Haines holds a bachelor's degree in Business Administration, magna cum laude, from Boston University, and a law degree from Cornell Law School.
Charles A. Speicher, age 57, joined Mercury in 2010 as Vice President, Controller, and Chief Accounting Officer. Prior to joining Mercury, Mr. Speicher held various positions at Virtusa Corporation, a publicly-traded global IT services company, including Vice President of Global Accounting Operations and Corporate Controller from 2001 to 2009. Mr. Speicher was Corporate Controller at Cerulean Technologies Inc., a software product company, from 1996 to 2001. Prior to Cerulean, Mr. Speicher held positions with Wyman-Gordon Company, Wang Laboratories Inc. and Arthur Andersen & Company, LLP. Mr. Speicher is a CPA licensed in Massachusetts.
Didier M.C. Thibaud, age 55, joined Mercury in 1995, and has served as our Executive Vice President, Chief Operating Officer since January 2016. Prior to that he was President of our Mercury Commercial Electronics business unit since 2012. Prior to that, he was President of our Advanced Computing Solutions business unit since 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2016 Fourth quarter	$24.87	$18.98
Third quarter	$20.85	$15.67
Second quarter	$19.99	$15.52
First quarter	$16.44	$13.56
2015 Fourth quarter	$15.94	$13.37
Third quarter	$17.59	$12.76
Second quarter	$14.43	$10.61
First quarter	$12.34	$10.47
As of July 31, 2016, we had 309 record shareholders. As of July 14, 2016, we had 11,302 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended June 30, 2016:

Period of Net Share Settlement	Total Number of Shares Net Settled (1)	Average Price Per Share
July 1, 2015 - September 30, 2015	232	$16.00
October 1, 2015 - December 31, 2015	23	$17.96
January 1, 2016 - March 31, 2016	5	$17.02
April 1, 2016 - June 30, 2016	166	$20.70
Total	426
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
Share Repurchase Plans
During fiscal 2016, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA
The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Net revenues	$270,154	$234,847	$208,729	$194,231	$237,070
Income (loss) from operations	$23,973	$18,355	$(7,405)	$(24,810)	$29,655
Income (loss) from continuing operations	$19,742	$14,429	$(4,072)	$(13,782)	$22,323
Adjusted EBITDA(1)	$57,274	$44,414	$23,522	$9,940	$47,994
Net earnings (loss) per share from continuing operations:
Basic	$0.58	$0.45	$(0.13)	$(0.46)	$0.76
Diluted	$0.56	$0.44	$(0.13)	$(0.46)	$0.74

	As of June 30,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Working capital	$177,748	$142,472	$127,375	$115,483	$170,761
Total assets	$736,496	$386,880	$373,712	$374,431	$385,606
Long-term obligations	$195,808	$3,457	$13,635	$15,112	$15,560
Total shareholders’ equity	$473,044	$350,138	$327,147	$328,501	$333,104

(1)
In our periodic communications, we discuss a key measure that is not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA. Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense and stock-based compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining components of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure processing subsystems designed and made in U.S.A. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, we are pioneering a next-generation defense electronics business model designed to meet the industry's current and emerging business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. We operate across a broad spectrum of defense programs. In the fourth quarter of fiscal 2014, we initiated a plan to divest our Mercury Intelligence Systems ("MIS") business. Consequently, its operating results are included in discontinued operations for all periods presented. On January 23, 2015, we completed the sale of the MIS business (see Note Q to the consolidated financial statements).
As of June 30, 2016, we had 965 employees. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2016 were $270.2 million, $19.7 million, and $57.3 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our income (loss) from continuing operations to adjusted EBITDA.
We deliver capabilities that combine technology building blocks, deep domain expertise in the defense sector and critical solution areas, and specialized skills in serving the Department of Defense ("DoD") and the intelligence community. Our technologies and capabilities include embedded processing modules and subsystems, radio frequency ("RF") and microwave multi-function assemblies as well as subsystems, and RF and microwave components.
We utilize leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include signal, sensor and image processing; all of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power) that are common in military applications. In addition, we design and build RF and microwave components and subsystems to meet the needs of the electronic warfare ("EW"), signal intelligence ("SIGINT") and other high bandwidth communications requirements and applications.
We also provide significant capabilities relating to pre-integrated, open, affordable EW, electronic attack ("EA") and electronic counter measure ("ECM") subsystems, and SIGINT and electro-optical/infrared ("EO/IR") processing technologies, and radar environment test and simulation systems. We deploy these solutions on behalf of defense prime contractors and the DoD, leveraging commercially available technologies and solutions (or “building blocks”) from our business as well as other commercial suppliers. We leverage this technology to develop integrated sensor processing subsystems, often including classified application-specific software and intellectual property ("IP") for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. We bring significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
Since we are an OEM supplier to our commercial markets and conduct much of our business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends.

BUSINESS DEVELOPMENTS:
FISCAL 2016
On May 2, 2016, we acquired the custom microelectronics, RF and microwave solutions, and embedded security operations from Microsemi Corporation (the “Carve-Out Business”), resulting in the entities comprising the Carve-Out Business becoming 100% owned direct or indirect subsidiaries of Mercury (the “Acquisition”). Under the terms of the Purchase Agreement, we paid $300.0 million in cash on a cash-free, debt-free basis, subject to working capital and other post-closing adjustments.
Net sales for the Carve-Out Business were $99.4 million and $87.2 million for its fiscal years ended September 27, 2015 and September 28, 2014, net income was $6.4 million for its fiscal year ended September 27, 2015 and net loss was ($3.1) million for its fiscal year ended September 28, 2014.
The Carve-Out Business is a leader in the design, development, and production of sophisticated electronic subsystems and components for use in high-technology products for defense and aerospace markets. The Carve-Out Business’ defense electronics solutions include high-density memory modules, secure solid-state drives, secure GPS receiver modules, high-power RF amplifiers, millimeter-wave modules and subsystems, and specialized software and firmware for anti-tamper applications. The Carve-Out Business’ customers, which include many significant defense prime contractors, outsource many of their electronic design and manufacturing requirements to the Carve-Out Business as a result of its specialized capabilities in packaging electronics for SWaP-constrained environments, its focus on security and the unique requirements of defense applications, and its expertise in RF and microwave technologies. The Carve-Out Business’ products and technologies are used in a variety of defense applications, including missiles and precision munitions, fighter and surveillance aircraft, airport security portals, and advanced electronic systems for radar and EW.
During fiscal 2016, we completed a series of important internal organizational changes in order to integrate, align and scale ourselves into one business. In addition, over the past several years, we have completed several acquisitions, culminating with the Acquisition on May 2, 2016 to support our strategy of creating a better alternative for affordable, secure processing subsystems designed and made in the U.S.A. These strategic acquisitions and the associated operational and managerial changes finalized the transformation of the way the Company's executive management team, including the CEO as the chief operating decision maker (“CODM”), manage, evaluate and review the business, including how the CODM allocates resources and assesses performance. Therefore, during the fourth quarter ended June 30, 2016, we eliminated the use of Mercury Commercial Electronics (“MCE”) and Mercury Defense Systems (“MDS”) as reportable segments because the analogous operating segments ceased to exist. We are now comprised of one operating and reportable segment. We utilized the management approach for determining our operating segment in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”).
On December 16, 2015, we acquired Lewis Innovative Technologies, Inc. (“LIT”) for $10.0 million in cash on a cash-free, debt-free basis, subject to working capital and other post-closing adjustments. Embedded systems security has become a requirement for new and emerging military programs, and LIT’s security solutions significantly extend our capabilities and leadership in secure embedded computing, a critical differentiator from our traditional competition. LIT’s solutions, combined with our next-generation secure Intel server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements.
FISCAL 2015
During fiscal 2015, we successfully completed the final phase of integration activities relating to our previous acquisitions. The acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative and manufacturing functions using common information systems and processes, and realignment of research and development resources. Restructuring and other charges in fiscal 2015 amounted to $3.2 million.
During fiscal 2015, we completed the sale of our former MIS business. Since the fourth quarter of fiscal 2014, MIS has been reported as a discontinued operation for all periods presented.
FISCAL 2014
During fiscal 2014, we moved into our new manufacturing facility in Hudson, New Hampshire providing a platform for continued growth in our RF and microwave product lines. During the year, we consolidated four facilities into the new plant and installed integrated business systems that will allow us to scale our RF and microwave capabilities both organically and through merger and acquisition activities.
In fiscal 2014, we announced a restructuring plan (“2014 Plan”) that was implemented as part of the final phase of integration activities relating to our recent acquisitions. The integration plan includes the consolidation of manufacturing facilities, centralization of administrative and manufacturing functions using common information systems and processes and rebalancing of research and development investments. The restructuring plan included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, we closed four facilities relocating all related activities to the Company's

Advanced Microelectronics Center (“AMC”) in Hudson, New Hampshire. During the fourth quarter of fiscal 2014, we also consolidated facilities at our corporate headquarters. These restructuring and other charges associated with our fiscal 2014 integration plan amounted to $5.4 million.
RESULTS OF OPERATIONS:
FISCAL 2016 vS. FISCAL 2015
The following tables set forth, for the periods indicated, financial data from the consolidated statements of operations:

(In thousands)	Fiscal 2016	As a % of Total Net Revenue	Fiscal 2015	As a % of Total Net Revenue
Net revenues	$270,154	100.0%	$234,847	100.0%
Cost of revenues	145,380	53.8	124,628	53.1
Gross margin	124,774	46.2	110,219	46.9
Operating expenses:
Selling, general and administrative	52,952	19.6	49,010	20.9
Research and development	33,543	12.4	32,554	13.9
Amortization of intangible assets	8,842	3.2	7,008	2.9
Restructuring and other charges	1,240	0.5	3,175	1.4
Impairment of long-lived assets	231	0.1	—	—
Acquisition costs and other related expenses	3,993	1.5	117	—
Total operating expenses	100,801	37.3	91,864	39.1
Income from operations	23,973	8.9	18,355	7.8
Other income, net	1,313	0.5	440	0.2
Income from continuing operations before income taxes	25,286	9.4	18,795	8.0
Tax provision	5,544	2.1	4,366	1.9
Income from continuing operations	19,742	7.3	14,429	6.1
Loss from discontinued operations, net of income taxes	—	—	(4,060)	(1.7)
Net income	$19,742	7.3%	$10,369	4.4%
REVENUES
Total revenues increased $35.4 million, or 15%, to $270.2 million during fiscal 2016 compared to $234.8 million during fiscal 2015. The increase was driven by higher defense revenues of $46.2 million, offset by lower commercial sales of $10.8 million. The increase in total revenues is primarily attributed to higher SEWIP and F16/SABR program revenues and the inclusion of $16.6 million of revenue from the Carve-Out Business. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, increased by $4.6 million to $49.9 million during fiscal 2016 compared to $45.3 million during fiscal 2015. International revenues represented 19% of total revenues during both fiscal 2016 and 2015.
GROSS MARGIN
Gross margin was 46.2% for fiscal 2016, a decrease of 70 basis points from the 46.9% gross margin achieved in fiscal 2015. The lower gross margin in fiscal 2016 was primarily due to inventory step-up amortization related to the acquisition of the Carve-Out Business. The remaining $2.8 million of inventory step-up will be amortized into cost of goods sold over the first four months of fiscal 2017.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $3.9 million, or 8%, to $52.9 million during fiscal 2016 as compared to $49.0 million during fiscal 2015. The increase was primarily due to higher compensation related costs and increased headcount driven by the recent acquisition of the Carve-Out Business. Selling, general and administrative expenses decreased as a percentage of revenue to 19.6% during fiscal 2016 from 20.9% during fiscal 2015 due to higher revenues in fiscal 2016.

RESEARCH AND DEVELOPMENT
Research and development expenses increased $1.0 million, or 3%, to $33.5 million during fiscal 2016 compared to $32.6 million for fiscal 2015. The increase was primarily due to increased headcount driven by the recent acquisition of the Carve-Out Business and higher compensation related costs, partially offset by increased customer funded development. Research and development expenses accounted for 12.4% and 13.9% of our revenues during fiscal 2016 and fiscal 2015, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $1.8 million to $8.8 million during fiscal 2016 compared to $7.0 million for fiscal 2015, primarily due to the amortization of intangible assets resulting from the acquisition of the Carve-Out Business.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased $1.9 million, or 61%, to $1.2 million during fiscal 2016 compared to $3.2 million in fiscal 2015. The decrease was driven by lower facility restructuring costs in fiscal 2016 as our acquisition integration activities were completed during fiscal 2015. Fiscal 2015 restructuring and other charges included the second and final phases of the Chelmsford, Massachusetts headquarters consolidation and related severance activities. We will incur nominal, periodic restructuring charges through April 2017 if we are unable to sublease the unoccupied portion of our Chelmsford, Massachusetts headquarters.
IMPAIRMENT OF LONG-LIVED ASSETS
We recorded an impairment charge of $0.2 million related to a pre-existing LIT relationship during fiscal 2016, compared to $0.0 million in fiscal 2015.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $4.0 million of acquisition costs and other related expenses during fiscal 2016, compared to $0.1 million during fiscal 2015. $2.0 million of the fiscal 2016 costs related to the acquisition of the Carve-Out Business. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities within the entire sensor processing chain.
INTREST INCOME
Interest income increased to $0.1 million in fiscal 2016, compared to less than $0.1 million in fiscal 2015.
INTREST EXPENSE
Interest expense for fiscal 2016 increased $1.1 million to $1.2 million compared to less than $0.1 million in fiscal 2015. The increase was primarily driven by $1.2 million cash and non-cash interest expenses related to the term loan entered into in connection with acquisition of the Carve-Out Business during the fourth quarter of fiscal 2016.
OTHER INCOME, NET
Other income increased $2.0 million to $2.4 million during fiscal 2016 compared to $0.4 million in fiscal 2015. The increase was a result of a $1.9 million gain on the settlement of escrow litigation associated with our fiscal 2012 acquisition of KOR Electronics. Other income included $1.2 million in amortization of the gain on the sale leaseback of our corporate headquarters located in Chelmsford, Massachusetts during fiscal 2016 and 2015.
In fiscal 2015, we incurred foreign currency exchange losses driven by the weakening Japanese yen against the U.S. dollar. Additionally, other income, net in fiscal 2015 included $0.3 million of bank fees which were classified as selling, general, and administrative expenses in periods prior to the third quarter of fiscal 2015.
INCOME TAXES
We recorded an income tax provision of $5.5 million in fiscal 2016 compared to $4.4 million in fiscal 2015. The effective tax rates for fiscal 2016 and fiscal 2015 were 21.9% and 23.2%, respectively.
Our effective tax rate for fiscal 2016 differed from the federal statutory rate primarily due to benefits related to research and development tax credits, domestic manufacturing deductions, excess tax benefits for equity compensation and releases for reserves for tax contingencies, partially offset by non-deductible equity compensation.
The difference in the effective tax rates between fiscal 2016 and fiscal 2015 is mainly driven by additional research and development tax credits, excess tax benefits for equity compensation previously accounted for as equity, and a portion of the legal settlement of the escrow litigation associated with our acquisition of KOR Electronics that was classified as a reduction of cost basis in an investment for income tax purposes which occurred in fiscal 2016.

DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $4.1 million from the disposal of our MIS business in fiscal 2015. The loss included a $2.3 million impairment of goodwill and a $0.9 million loss on the sale, which was completed on January 23, 2015.
FISCAL 2015 VS. FISCAL 2014
The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2015	As a % of Total Net Revenue	Fiscal 2014	As a % of Total Net Revenue
Net revenues	$234,847	100.0%	$208,729	100.0%
Cost of revenues	124,628	53.1	113,985	54.6
Gross margin	110,219	46.9	94,744	45.4
Operating expenses:
Selling, general and administrative	49,010	20.9	53,685	25.7
Research and development	32,554	13.9	35,693	17.1
Amortization of intangible assets	7,008	2.9	7,328	3.5
Restructuring and other charges	3,175	1.4	5,443	2.6
Acquisition costs and other related expenses	117	—	—	—
Total operating expenses	91,864	39.1	102,149	48.9
Income (loss) from operations	18,355	7.8	(7,405)	(3.5)
Other income, net	440	0.2	1,492	0.7
Income (loss) from continuing operations before income taxes	18,795	8.0	(5,913)	(2.8)
Tax provision (benefit)	4,366	1.9	(1,841)	(0.8)
Income (loss) from continuing operations	14,429	6.1	(4,072)	(2.0)
Loss from discontinued operations, net of income taxes	(4,060)	(1.7)	(7,353)	(3.5)
Net income (loss)	$10,369	4.4%	$(11,425)	(5.5)%
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
GROSS MARGIN
Gross margin was 46.9% for fiscal 2015, an increase of 150 basis points from the 45.4% gross margin achieved in fiscal 2014. The higher gross margin in fiscal 2015 was due to a more favorable product mix, primarily driven by stronger revenues in our higher margin digital signal processing products.
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
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased 42%, or $2.2 million, to $3.2 million during fiscal 2015 compared to $5.4 million in fiscal 2014. In fiscal 2014, we announced a restructuring plan that was implemented as part of the final phase of integration activities relating to our recent acquisitions. This acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. In fiscal 2015, our acquisition integration plan was completed and we incurred restructuring and other charges of $3.2 million, but primarily associated with the final phases of the Chelmsford, Massachusetts headquarters consolidation and severance costs.
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
The difference in the effective tax rates for fiscal 2015 and fiscal 2014 is mainly driven by tax reserves released during fiscal 2015 as a result of the expiration of applicable statutes of limitations, tax rate changes recorded in fiscal 2015, and additional deductions for stock-based compensation in fiscal 2015 compared to a shortfall in fiscal 2014.
DISCONTINUED OPERATIONS
We incurred a loss from discontinued operations of $4.1 million in fiscal 2015 compared to a loss from discontinued operations of $7.4 million in fiscal 2014. The losses from discontinued operations included $2.3 million and $6.7 million impairments of goodwill in our MIS business in fiscal 2015 and 2014, respectively. In addition, fiscal 2015 included a $0.9 million loss on the sale of the MIS business, which was completed on January 23, 2015.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal 2016, our primary sources of liquidity came from existing cash and cash generated from operations, our follow on equity offering and entering into our term loan and new revolving credit facility. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments with our contract manufacturers, and interest and principal payments under our term loan. We do not currently have any material commitments for capital expenditures.

Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available revolving credit facility, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
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
We have approximately $400.0 million of availability remaining under the shelf registration statement after the April 4, 2016 follow-on equity offering.
Follow-on Equity Offering
On April 4, 2016, we commenced an offering of 4.5 million shares of our common stock pursuant to an underwritten public offering (the “Offering”). In connection with the Offering, we granted the underwriters an over-allotment option for 30 days to purchase up to an additional 0.7 million shares of our common stock. The Offering was made pursuant to a shelf registration statement previously filed with the SEC on August 15, 2014. On April 13, 2016, we closed the Offering, including the full over-allotment allocation, selling an aggregate of 5.2 million shares of common stock for total net proceeds of $94.4 million after underwriting fees of $5.2 million. Total fees and expenses associated with the equity offering were $6.9 million.
Term Loan and Revolving Credit Facilities
On May 2, 2016, we and certain of our subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent. The Credit Agreement provides for a $200.0 million term loan facility ("Term Loan") and a $100.0 million revolving credit facility ("Revolver"). In connection with the issuance of Term Loan, we incurred $8.0 million of debt issuance costs, which are recorded as a direct reduction to long-term debt on the face of the consolidated balance sheets.
Maturity
The Term Loan has a five year maturity subject to the amortization payments described below. The Revolver has a five year maturity.
Interest Rates and Fees
Borrowings under the Credit Agreement bear interest, at our option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage has initially been set at 2.0% and in future fiscal quarters will be established pursuant to a pricing grid based on our total net leverage ratio. In addition to interest on the aggregate outstanding principal amounts of any borrowings, we will also pay a quarterly commitment fee on the unutilized commitments under the Revolver, which fee has initially been set at 0.3% per annum and in future fiscal quarters will be established pursuant to a pricing grid based on our total net leverage ratio. We will also pay customary letter of credit and agency fees. As of June 30, 2016, the stated interest rate of Term Loan was 2.6%.
Prepayments
The Credit Agreement provides for quarterly amortization payments on the Term Loan, beginning with 5.0% per annum amortization and increasing to 12.5% per annum amortization over the five year term of the Term Loan. We are required to make mandatory prepayments of the term loans with the proceeds of certain non-ordinary course asset sales or the proceeds of certain debt issuances. Subject to minimum notice requirements, borrowings under the Credit Agreement may be voluntarily prepaid at any time without premium or penalty.
Covenants and Events of Default
The Credit Agreement provides for customary negative covenants, including, among other things and subject to certain significant exceptions, restrictions on the incurrence of debt or guarantees, the creation of liens, the making of certain investments, loans and acquisitions, mergers and dissolutions, the sale of assets including capital stock of subsidiaries, the payment of dividends, the repayment or amending of junior debt, altering the business conducted, engaging in transactions with affiliates and entering into agreements limiting subsidiary dividends and distributions. The Credit Agreement also requires us to comply with certain financial covenants, including a quarterly minimum consolidated cash interest charge ratio test and a quarterly maximum consolidated total net leverage ratio test. The Credit Agreement also provides for customary representations and warranties, affirmative covenants and events of default (including, among others, the failure to make required payments of principal and interest, certain insolvency events, and an event of default upon a change of control). If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by a secured creditor. As of June 30, 2016, we were in compliance with all covenants and conditions under the Credit Agreement.
Guarantees and Security
Our obligations under the Credit Agreement are guaranteed by certain of our material domestic wholly-owned restricted subsidiaries (the “Guarantors”). The obligations of both us and the Guarantors are secured by a perfected security interest in substantially all of our and the Guarantors assets, in each case, now owned or later acquired, including a pledge of all of the capital stock of substantially all of our domestic wholly-owned restricted subsidiaries and 65% of the capital stock of certain of our foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2016.
Former Credit Agreement with KeyBank
On October 12, 2012, we entered into a credit agreement with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The credit agreement provided for a $200.0 million senior unsecured revolving line of credit. In connection with the closing of the acquisition of the Carve-Out Business and entering into the new Credit Agreement discussed above, we terminated our credit agreement with KeyBank on May 2, 2016.
CASH FLOWS

(In thousands) As of and for the fiscal year ended	June 30, 2016	June 30, 2015	June 30, 2014
Net cash provided by operating activities	$36,940	$32,207	$14,241
Net cash used in investing activities	$(318,208)	$(5,598)	$(6,720)
Net cash provided by financing activities	$284,894	$3,905	$742
Net increase in cash and cash equivalents	$4,105	$30,299	$8,161
Cash and cash equivalents at end of year	$81,691	$77,586	$47,287
Our cash and cash equivalents increased by $4.1 million during fiscal 2016 primarily as a result of $192.0 million in net borrowings against our term loan, $92.8 million net proceeds from our equity offering, and $36.9 million in cash generated by operating activities, partially offset by $309.8 million used in two business acquisitions, $8.0 million used in share repurchases, and $7.9 million in purchases of property and equipment.
Operating Activities
During fiscal 2016, we generated $36.9 million in cash from operating activities, an increase of $4.7 million when compared to $32.2 million in cash generated from operating activities in fiscal 2015. The increase in cash generated by operating activities was primarily a result of $9.4 million of higher comparable net income, $19.3 million less in cash used for accounts payable and accrued expenses and $10.5 million less in prepaid expenses and other current assets. The increase in cash generated from operating activities was partially offset by a $31.3 million decrease in accounts receivable collections. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
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

Investing Activities
During fiscal 2016, we used cash of $318.2 million in investing activities compared to $5.6 million used during fiscal 2015. The $312.6 million increase in cash used in investing activities was primarily due to $300.0 million used to acquire the Carve-Out Business and $9.8 million for the LIT acquisition.
During fiscal 2015, we used cash of $5.6 million in investing activities compared to $6.7 million used during fiscal 2014. Driving the $1.1 million decrease in cash used in investing activities were fewer purchases of property and equipment of $0.7 million and proceeds generated from the sale of our MIS business of $0.9 million.
Financing Activities
During fiscal 2016, we generated $284.9 million from financing activities compared to $3.9 million cash generated from financing activities during fiscal 2015. The $281.0 million increase in cash generated by financing activities was primarily due to a $192.0 million net borrowing against the term loan and $92.8 million net proceeds from the equity offering in connection to the Carve-Out Business acquisition.
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
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2016:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$43,631	$6,018	$9,811	$8,357	$19,445
Purchase obligations	32,195	32,195	—	—	—
Capital lease obligations	—	—	—	—	—
Debt principal payment obligations (1)	200,000	10,000	25,000	165,000	—
	$275,826	$48,213	$34,811	$173,357	$19,445
(1) Interest payments are due quarterly on the outstanding term loan. Future interest payments are not included in the schedule of commitments and contractual obligations due to the variable nature of the interest rate.
We have a liability at June 30, 2016 of $1.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. As of June 30, 2016, the IRS has presented an agreement that would lead to the conclusion of the audit; the Company continues to negotiate specific terms of this agreement. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $0.8 million at the conclusion of the audit. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $32.2 million at June 30, 2016.
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
RELATED PARTY TRANSACTIONS
During fiscal 2016 and 2015, we did not engage in any related party transactions.
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA, adjusted income from continuing operations, adjusted earnings per share ("adjusted EPS") and free cash flow.
Adjusted EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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
The following table reconciles our income (loss) from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2016	2015	2014
Income (loss) from continuing operations	$19,742	$14,429	$(4,072)
Interest expense, net	1,041	13	40
Tax provision (benefit)	5,544	4,366	(1,841)
Depreciation	6,900	6,332	7,625
Amortization of intangible assets	8,842	7,008	7,328
Restructuring and other charges	1,240	3,175	5,443
Impairment of long-lived assets	231	—	—
Acquisition and financing costs	4,701	451	—
Fair value adjustments from purchase accounting	1,384	—	—
Litigation and settlement (income) expense, net	(1,925)	—	—
Stock-based compensation expense	9,574	8,640	8,999
Adjusted EBITDA	$57,274	$44,414	$23,522
Adjusted income from continuing operations and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying continuing operations results and trends and allows for comparability with our peer company index and industry. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income from continuing operations as income from continuing operations before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expenses, stock-based compensation expense, and the tax impact of those items. Adjusted EPS expresses adjusted income from continuing operations on a per share basis using weighted average diluted shares outstanding.
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
The following table reconciles income (loss) from continuing operations and diluted earnings (loss) per share, the most directly comparable GAAP measures, to adjusted income from continuing operations and adjusted EPS:

	Year Ended June 30,
(In thousands, except per share data)	2016		2015		2014
Income (loss) from continuing operations and diluted earnings (loss) per share	$19,742	$0.56	$14,429	$0.44	$(4,072)	$(0.13)
Amortization of intangible assets	8,842		7,008		7,328
Restructuring and other charges	1,240		3,175		5,443
Impairment of long-lived assets	231		—		—
Acquisition and financing costs	4,701		451		—
Fair value adjustments from purchase accounting (1)	1,384		—		—
Litigation and settlement (income) expenses	(1,925)		—		—
Stock-based compensation expense	9,574		8,640		8,999
Impact to income taxes (2)	(9,975)		(6,733)		(5,773)
Adjusted income from continuing operations and adjusted earnings per share	$33,814	$0.96	$26,970	$0.82	$11,925	$0.38

Diluted weighted-average shares outstanding		35,097		32,939		31,000

(1) Fiscal 2016 fair value adjustments from purchase accounting relates to Carve-Out Business inventory step up amortization.
(2) Impact to income taxes is calculated by taking the tax provision as determined for GAAP purposes and subtracting a recalculated tax provision that excludes the effect of all items added back in determining adjusted EBITDA.
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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended June 30,
(In thousands)	2016	2015	2014
Cash provided by operating activities	$36,940	$32,207	$14,241
Purchases of property and equipment	(7,885)	(5,984)	(6,701)
Free cash flow	$29,055	$26,223	$7,540
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
REVENUE RECOGNITION
We recognize revenue using three different types of accounting methods: ship and bill, multiple-deliverable arrangements and contract accounting which encompass the percentage of completion, completed contract and time and materials methods. Ship and bill revenues, multiple-deliverable arrangements and contract accounting revenues totaled 35%, 37%, and 28% of total Company revenues in fiscal 2016, respectively.
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
Our analysis of these contracts also contemplates whether contracts should be combined or segmented in accordance with the applicable criteria under GAAP. We combine closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of June 30, 2016, approximately $1.0 million of these costs were in accrued expenses on our balance sheet.
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
GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS
We evaluate our goodwill for impairment annually in the fourth quarter and in any interim period in which events or circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. On May 2, 2016, we closed the transaction with Microsemi Corporation to acquire the Carve-Out Business. The Carve-Out Business was treated as a separate reporting unit as of June 30, 2016 under ASC 350. There were no interim triggering events for MCE or MDS reporting units.
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
As part of our annual goodwill impairment testing performed on May 31, 2016, we utilized the income approach to determine the fair value of our MCE, MDS and Carve-Out Business reporting units. As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for MCE and MDS were 9% and 10%, respectively. The annual testing indicated that the fair values of our MCE and MDS reporting units significantly exceeding their carrying values, and thus no further testing was required. A one percent change in the discount rate of either reporting unit would still result in significant excess of fair value over carrying value. We performed a fair value assessment of the Carve-Out Business as of May 2, 2016 using the income approach based upon a discounted cash flow model, which we also utilized for our May 31, 2016 impairment test because of the proximity in time and no changes in financial projections.
We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. None such impairment indicators existed during fiscal 2016.
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
BUSINESS COMBINATIONS
We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

•	estimated step-ups for the fixed assets and inventory;

•	estimated fair values of intangible assets; and

•	estimated income tax assets and liabilities assumed from the acquiree.
While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.
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
Effective April 1, 2016 we adopted FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, an amendment of the FASB Accounting Standards Codification. This ASU simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. The ASU is effective for us on July 1, 2017; however, we have elected to early adopt as permitted by the guidance. Upon adoption, we presented deferred taxes as non-current on the consolidated balance sheets on a retrospective basis. Such adoption did not have a material impact on our financial position or results of operations.

The following table summarizes the adjustments made as of June 30, 2015 to conform prior period classifications with the new guidance:

	Balance Sheet Line Item	Balance Prior to Adoption	Increase / (Decrease)	As Adjusted
Current deferred income tax assets	Deferred income taxes	$12,407	$(12,407)	$—
Long-term deferred income tax assets	Other non-current assets	1,275	9,299	10,574
Total tax assets		$13,682	$(3,108)	$10,574

Long-term deferred income tax liabilities	Deferred income taxes	$(3,108)	$3,108	$—
Total tax liabilities		(3,108)	3,108	—
Net deferred tax asset		$10,574	$—	$10,574
Effective April 1, 2016, we adopted FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, an amendment of the FASB Accounting Standards Codification. This ASU was issued as part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for excess tax benefits and shortfalls, (2) forfeitures, (3) tax withholding requirements, and (4) cash flow classifications. The ASU is effective for us on July 1, 2017; however, we have elected to early adopt on a prospective basis as of the first day of our fiscal year (July 1, 2015) as permitted by the guidance.
Upon adoption, recognition of excess tax benefits and tax shortfalls resulted in the recognition of $1,100 of excess tax benefits as a benefit to income taxes in our consolidated statements of operations and comprehensive income (loss). In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. We have elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each year and the changes in tax withholding requirements had no impact to our consolidated financial statements in fiscal 2016.
Effective April 1, 2016, we adopted FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, an amendment of the FASB Accounting Standards Codification. This ASU requires entities to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Upon adoption, we no longer record the cost of issuing debt as a separate deferred financing asset. In the fourth quarter of fiscal 2016, we entered into an credit agreement to borrow a $200.0 million term loan. We incurred debt issuance costs of $8.0 million which were recorded as a direct deduction to our long term debt and will be amortized over the term of the loan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
Our exposure to interest rate risk is related primarily to our investment portfolio, term loan and revolving credit facility.
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
Our term loan is subject to interest rate risk since it is variable interest rate long-term debt. The estimated fair value of our outstanding debt was $200.0 million at June 30, 2016 and the outstanding principal amount was $200.0 million, excluding unamortized discounts and deferred financing costs of $7.7 million. A one percent change in the level of interest rates would result in $2.0 million change in pre-tax income for the fiscal year ended June 30, 2017.
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps will be designated as cash flow hedges. There were no swaps outstanding at June 30, 2016.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions that we believe are of high credit quality. At June 30, 2016 and 2015, we had $81,691 and $77,586, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. At June 30, 2016, five customers accounted for 50% of our receivables, unbilled receivables and costs in excess of billings. At June 30, 2015, five customers accounted for 55% of our receivables, unbilled receivables and costs in excess of billings.

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
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited Mercury Systems, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Systems, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Systems, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Mercury Systems, Inc. and subsidiaries acquired the custom microelectronics, RF and microwave solutions, and embedded security operations from Microsemi Corporation (the Carve-Out Business) during fiscal year 2016, and management excluded from its assessment of the effectiveness of Mercury Systems, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2016, the Carve-Out Business’ internal control over financial reporting associated with 46 percent of total consolidated assets (of which 37 percent represented goodwill and intangible assets included within the scope of the assessment) and 6 percent of total consolidated revenues included in the consolidated financial statements of Mercury Systems, Inc. and subsidiaries as of and for the year ended June 30, 2016. Our audit of internal control over financial reporting of Mercury Systems, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the Carve-Out Business.
/s/ KPMG LLP
Boston, Massachusetts
August 16, 2016

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$81,691	$77,586
Accounts receivable, net of allowance for doubtful accounts of $92 and $56 at June 30, 2016 and 2015, respectively	73,427	31,765
Unbilled receivables and costs in excess of billings	22,467	22,021
Inventory	58,284	31,960
Prepaid income taxes	3,401	3,747
Prepaid expenses and other current assets	6,122	8,678
Total current assets	245,392	175,757
Restricted cash	264	264
Property and equipment, net	28,337	13,226
Goodwill	344,027	168,146
Intangible assets, net	116,673	17,998
Deferred income taxes	—	10,574
Other non-current assets	1,803	915
Total assets	$736,496	$386,880
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,723	$6,928
Accrued expenses	10,273	9,005
Accrued compensation	13,283	9,875
Deferred revenues and customer advances	7,365	7,477
Current portion of long-term debt	10,000	—
Total current liabilities	67,644	33,285
Deferred income taxes	11,842	—
Income taxes payable	700	1,459
Long-term debt	182,275	—
Other non-current liabilities	991	1,998
Total liabilities	263,452	36,742
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 38,675,340 and 32,570,959 shares issued and outstanding at June 30, 2016 and 2015, respectively	387	326
Additional paid-in capital	357,500	254,568
Retained earnings	114,210	94,468
Accumulated other comprehensive income	947	776
Total shareholders’ equity	473,044	350,138
Total liabilities and shareholders’ equity	$736,496	$386,880
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Years Ended June 30,
	2016	2015	2014
Net revenues	$270,154	$234,847	$208,729
Cost of revenues	145,380	124,628	113,985
Gross margin	124,774	110,219	94,744
Operating expenses:
Selling, general and administrative	52,952	49,010	53,685
Research and development	33,543	32,554	35,693
Amortization of intangible assets	8,842	7,008	7,328
Restructuring and other charges	1,240	3,175	5,443
Impairment of long-lived assets	231	—	—
Acquisition costs and other related expenses	3,993	117	—
Total operating expenses	100,801	91,864	102,149
Income (loss) from operations	23,973	18,355	(7,405)
Interest income	131	21	9
Interest expense	(1,172)	(34)	(49)
Other income, net	2,354	453	1,532
Income (loss) from continuing operations before income taxes	25,286	18,795	(5,913)
Tax provision (benefit)	5,544	4,366	(1,841)
Income (loss) from continuing operations	19,742	14,429	(4,072)
Loss from discontinued operations, net of income taxes	—	(4,060)	(7,353)
Net income (loss)	$19,742	$10,369	$(11,425)

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$0.58	$0.45	$(0.13)
Loss from discontinued operations, net of income taxes	—	(0.13)	(0.24)
Net income (loss)	$0.58	$0.32	$(0.37)

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$0.56	$0.44	$(0.13)
Loss from discontinued operations, net of income taxes	—	(0.13)	(0.24)
Net income (loss)	$0.56	$0.31	$(0.37)

Weighted-average shares outstanding:
Basic	34,241	32,114	31,000
Diluted	35,097	32,939	31,000

Comprehensive income (loss):
Net income (loss)	$19,742	$10,369	$(11,425)
Foreign currency translation adjustments	171	(235)	65
Net unrealized loss on investments	—	—	(16)
Total comprehensive income (loss)	$19,913	$10,134	$(11,376)
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2016, 2015 and 2014
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2013	30,381	$304	$231,711	$95,524	$962	$328,501
Issuance of common stock under employee stock incentive plans	811	8	698	—	—	706
Issuance of common stock under employee stock purchase plan	92	—	778	—	—	778
Stock-based compensation	—	—	9,244	—	—	9,244
Tax shortfall from employee stock plan awards	—	—	(706)	—	—	(706)
Net loss	—	—	—	(11,425)	—	(11,425)
Net unrealized loss on investments	—	—	—	—	(16)	(16)
Foreign currency translation adjustments	—	—	—	—	65	65
Balance at June 30, 2014	31,284	312	241,725	84,099	1,011	327,147
Issuance of common stock under employee stock incentive plans	1,275	13	3,697	—	—	3,710
Issuance of common stock under employee stock purchase plan	79	1	837	—	—	838
Retirement of common stock	(67)	—	(944)	—	—	(944)
Stock-based compensation	—	—	8,728	—	—	8,728
Tax benefit from employee stock plan awards	—	—	525	—	—	525
Net income	—	—	—	10,369	—	10,369
Foreign currency translation adjustments	—	—	—	—	(235)	(235)
Balance at June 30, 2015	32,571	326	254,568	94,468	776	350,138
Issuance of common stock under employee stock incentive plans	1,267	12	6,867	—	—	6,879
Issuance of common stock under employee stock purchase plan	88	1	1,217	—	—	1,218
Retirement of common stock	(426)	(4)	(7,951)	—	—	(7,955)
Follow-on public stock offering	5,175	52	92,726	—	—	92,778
Stock-based compensation	—	—	9,666	—	—	9,666
Net income	—	—	—	19,742	—	19,742
Share-based business combination consideration	—	—	407	—	—	407
Foreign currency translation adjustments	—	—	—	—	171	171
Balance at June 30, 2016	38,675	$387	$357,500	$114,210	$947	$473,044

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$19,742	$10,369	$(11,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	15,742	13,840	15,608
Stock-based compensation expense	9,574	8,728	9,244
Deferred income taxes	(3,061)	(1,038)	(5,499)
Impairment of goodwill and long-lived assets	231	2,283	6,687
Excess tax benefit from stock-based compensation	—	(943)	(21)
Loss on sale of discontinued operations	—	892	—
Non-cash interest expense	301	—	—
Other non-cash items	(722)	(495)	(619)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(25,396)	5,935	(12,428)
Inventory	(865)	(345)	5,818
Prepaid income taxes	346	(2,265)	887
Prepaid expenses and other current assets	2,964	(4,964)	3,728
Other non-current assets	(778)	565	1,006
Accounts payable and accrued expenses	18,871	(475)	1,163
Deferred revenues and customer advances	(194)	1,138	129
Income taxes payable	253	(938)	274
Other non-current liabilities	(68)	(80)	(311)
Net cash provided by operating activities	36,940	32,207	14,241
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(309,756)	—	—
Purchases of property and equipment	(7,885)	(5,984)	(6,701)
Proceeds from sale of discontinued operations	—	885	—
Increase in other investing activities	(567)	(499)	(19)
Net cash used in investing activities	(318,208)	(5,598)	(6,720)
Cash flows from financing activities:
Proceeds from equity offering, net	92,778	—	—
Proceeds from employee stock plans	8,097	4,548	1,484
Payment for retirement of common stock	(7,955)	(944)	—
Excess tax benefit from stock-based compensation	—	943	21
Proceeds from issuance of term debt, net	194,900	—	—
Payments of debt issuance cost	(2,926)	—	—
Payments of capital lease obligations	—	(642)	(763)
Net cash provided by financing activities	284,894	3,905	742
Effect of exchange rate changes on cash and cash equivalents	479	(215)	(102)
Net increase in cash and cash equivalents	4,105	30,299	8,161
Cash and cash equivalents at beginning of year	77,586	47,287	39,126
Cash and cash equivalents at end of year	$81,691	$77,586	$47,287
Cash paid during the period for:
Interest	$1,041	$34	$49
Income taxes	$7,975	$7,875	$3,192
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$9,051	$10,177	$8,904
Share-based business combination consideration	$407	$—	$—
Capital lease financings	$—	$—	$494
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure processing subsystems designed and made in the U.S.A. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, it is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35 and Reaper. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
On May 2, 2016, the Company acquired the custom microelectronics, RF and microwave solutions, and embedded security operations from Microsemi Corporation (the “Carve-Out Business”), resulting in the entities comprising the Carve-Out Business becoming 100% owned direct or indirect subsidiaries of Mercury (the “Acquisition”). Under the terms of the Stock Purchase Agreement, the Company paid $300,000 in cash on a cash-free, debt-free basis, subject to working capital and other post-closing adjustments. On December 16, 2015, the Company acquired Lewis Innovative Technologies, Inc. (“LIT”) for $10,000 in cash on a cash-free, debt-free basis, subject to working capital and other post-closing adjustments. See Note C to consolidated financial statements.
During fiscal 2016, the Company completed a series of important internal organizational changes in order to integrate, align and scale the Company into one business. In addition, over the past several years, the Company has completed several acquisitions, culminating with the Acquisition on May 2, 2016 to support its strategy of creating a better alternative for affordable, secure processing subsystems designed and made in the U.S.A. These strategic acquisitions and the associated operational and managerial changes finalized the transformation of the way the Company's executive management team, including the CEO as the chief operating decision maker (“CODM”), manage, evaluate and review the business, including how the CODM allocates resources and assesses performance. Therefore, during the fourth quarter ended June 30, 2016, the Company eliminated the use of Mercury Commercial Electronics (“MCE”) and Mercury Defense Systems (“MDS”) as reportable segments because the analogous operating segments ceased to exist. The Company is now comprised of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”).
In June 2014, the Company initiated a plan to divest its Mercury Intelligence Systems (“MIS”) business, based on the Company's strategic direction and investment priorities focusing on its core business. As a result, the Company's MIS business met the “held for sale” criteria in accordance with FASB ASC 205, Presentation of Financial Statements, as of June 30, 2014 (see Note Q to consolidated financial statements). On January 23, 2015, the Company completed the sale of its MIS business. The consolidated financial statements, excluding the statements of shareholders' equity and cash flows, and the notes to the consolidated financial statements were restated for all periods presented to reflect the discontinuation of the MIS business, in accordance with FASB ASC 205.
B.Summary of Significant Accounting Policies
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
BUSINESS COMBINATIONS
The Company utilizes the acquisition method of accounting under FASB ASC 805, Business Combinations, (“FASB ASC 805”), for all transactions and events which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and in establishing the acquisition date fair value as measurement date for all assets and liabilities assumed. The Company also utilizes FASB ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. Other estimates include:

•	estimated step-ups for the fixed assets and inventory;

•	estimated fair values of intangible assets; and

•	estimated income tax assets and liabilities assumed from the acquiree.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.
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
The Company also engages in long-term contracts for development, production and services activities which it accounts for consistent with FASB ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. The Company establishes billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables. The Company expects to bill substantially all of the unbilled receivables during fiscal 2017. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
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
Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. The Company records revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material at June 30, 2016 or 2015.
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
RESTRICTED CASH
The Company had restricted cash balances of $264 at June 30, 2016 and 2015. The balances are classified as restricted cash on the accompanying consolidated balance sheet and are reflected in non-current assets. The balances at June 30, 2016 and 2015 included restrictions related to certain contracts with foreign customers that require a certificate of deposit to be held at a commercial bank until performance of the contracts have been completed.

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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes are of high credit quality. At June 30, 2016 and 2015, the Company had $81,691 and $77,586, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2016, five customers accounted for 50% of the Company's receivables, unbilled receivables and costs in excess of billings. At June 30, 2015, five customers accounted for 55% of the Company’s receivables, unbilled receivables and costs in excess of billings.
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
SEGMENT INFORMATION
The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its business on the basis of one reportable segment, as a commercial provider of secure processing subsystems for critical defense and intelligence applications.
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
Intangible assets result from the Company’s various business acquisitions (see Note H) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, customer relationships, trademarks, backlog, and non-compete agreements. Intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to twelve years or over the period the economic benefits of the intangible asset are consumed.

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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with FASB ASC 350. During fiscal 2016, 2015 and 2014, the Company capitalized $0, $0 and $362 of software development costs.
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

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Beginning balance at July 1,	$1,974	$2,078	$2,522
Warranty assumed from Carve-Out Business	114	—	—
Accruals for warranties issued during the period	1,976	1,465	1,951
Settlements made during the period	(2,541)	(1,569)	(2,395)
Ending balance at June 30,	$1,523	$1,974	$2,078
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
Basic and diluted weighted average shares outstanding were as follows:

	Years Ended June 30,
	2016	2015	2014
Basic weighted-average shares outstanding	34,241	32,114	31,000
Effect of dilutive equity instruments	856	825	—
Diluted weighted-average shares outstanding	35,097	32,939	31,000
Equity instruments to purchase 7, 453 and 3,526 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains on investments. The components of accumulated other comprehensive income were $947 and $776 of accumulated foreign currency translation adjustments at June 30, 2016 and 2015. There were no material accumulated net unrealized gains on investments at June 30, 2016 and 2015.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, an amendment of the FASB Accounting Standards Codification. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. The ASU requires prospective adoption and permits early adoption. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. This ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective October 1, 2015, the Company adopted FASB ASU No. 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), an amendment of the FASB Accounting Standards Codification. This ASU allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Such adoption did not have any impact to the consolidated financial statements.
Effective January 1, 2016, the Company adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Such adoption did not have any impact to the consolidated financial statements.
Effective April 1, 2016, the Company adopted FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, an amendment of the FASB Accounting Standards Codification. This ASU simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. The ASU is effective for the Company on July 1, 2017; however, the Company has elected to early adopt as permitted by the guidance. Upon adoption, the Company applied

ASU 2015-17 to its deferred taxes and presented deferred taxes as non-current on the consolidated balance sheets on a retrospective basis. Such adoption did not have a material impact on our financial position or results of operations.
The following table summarizes the adjustments made as of June 30, 2015 to conform prior period classifications under the new guidance:

	Balance Sheet Line Item	Balance Prior to Adoption	Increase / (Decrease)	As Adjusted
Current deferred income tax assets	Deferred income taxes	$12,407	$(12,407)	$—
Long-term deferred income tax assets	Other non-current assets	1,275	9,299	10,574
Total tax assets		$13,682	$(3,108)	$10,574

Long-term deferred income tax liabilities	Deferred income taxes	$(3,108)	$3,108	$—
Total tax liabilities		(3,108)	3,108	—
Net deferred tax asset		$10,574	$—	$10,574
Effective April 1, 2016, the Company adopted FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, an amendment of the FASB Accounting Standards Codification. This ASU was issued as part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for excess tax benefits and shortfalls, (2) forfeitures, (3) tax withholding requirements, and (4) cash flow classifications. The ASU is effective for the Company on July 1, 2017; however, the Company has elected to early adopt on a prospective basis as of the first day of its fiscal year (July 1, 2015) as permitted by the guidance.
Upon adoption, recognition of excess tax benefits and tax shortfalls resulted in the recognition of $1,100 of excess tax benefits as a benefit to income taxes in its consolidated statements of operations and comprehensive income (loss). In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The Company has elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each year and the changes in tax withholding requirements had no impact to the Company's consolidated financial statements in fiscal 2016.
Effective April 1, 2016, the Company adopted FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, an amendment of the FASB Accounting Standards Codification. This ASU requires entities to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Upon adoption, the Company no longer records the cost of issuing debt as a separate deferred financing asset. In the fourth quarter of fiscal 2016, the Company entered into an credit agreement that provided for a $200,000 term loan facility and a $100,000 revolving credit facility. The Company incurred debt issuance costs of $8,026 which were recorded as a direct deduction to the long-term debt and will be amortized over the term of the term loan.

C.	Acquisitions
CARVE-OUT BUSINESS AQUISITION
On March 23, 2016, the Company and Microsemi Corporation (“Microsemi”) entered into a Stock Purchase Agreement, pursuant to which, Microsemi agreed to sell all the membership interests in its custom microelectronics, RF and microwave solutions and embedded security operations (the "Carve-Out Business”) to the Company for $300,000 in cash on a cash-free, debt-free basis, subject to a working capital adjustment. On May 2, 2016, the transaction closed and the Company acquired the Carve-Out Business. Pursuant to the terms of the Stock Purchase Agreement, all outstanding Carve-Out Business employee stock awards that were unvested at the closing were replaced by Mercury. The replacement stock awards granted were determined based on a conversion ratio provided in the Stock Purchase Agreement. Mercury funded the acquisition with a combination of a new $200,000 bank term loan facility (see Note L) and cash on hand, which included net proceeds of approximately $92,788 raised from an underwritten common stock public offering (see Note M).

The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of the Carve-Out Business:

Amounts
Consideration transferred
Cash paid at closing	$300,000
Value allocated to replacement awards	407
Net purchase price	$300,407

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$17,082
Inventory	25,477
Fixed assets	14,021
Other current and non-current assets	524
Current liabilities	(4,263)
Non-current deferred tax liabilities	(25,477)
Estimated fair value of net tangible assets acquired	27,364
Estimated fair value of identifiable intangible assets	102,800
Estimated goodwill	170,243
Estimated fair value of assets acquired	$300,407
Net purchase price	$300,407
The amounts above represent the preliminary fair value estimates as of June 30, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $70,900, completed technology of $29,700 and backlog of $2,200. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $170,243 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Carve-Out Business provides the Company with additional capability and expertise related to embedded security custom microelectronics, and microwave and radio frequency technology. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the Carve-Out Business reporting unit. As of June 30, 2016, the Company had $29,684 of goodwill deductible for tax purposes.
The revenues and net income from the Carve-Out Business included in the Company's consolidated results for the fiscal year ended June 30, 2016 were $16,638 and $1,345, respectively. The Carve-Out Business acquisition costs and other related expenses were $2,012 during the year ended June 30, 2016.
Pro Forma Financial Information
The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the Carve-Out Business acquisition had occurred on July 1, 2014:

	Year Ended June 30,
	2016	2015
Pro forma net revenues	$344,601	$333,362
Pro forma net income	$18,125	$5,697
Basic pro forma net earnings per share	$0.47	$0.15
Diluted pro forma net earnings per share	$0.46	$0.15
The unaudited pro forma results presented above are for illustrative purposes only for the applicable periods and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

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
The Company acquired LIT for a cash purchase price of $9,756. The Company funded the purchase with cash on hand. The purchase price was subject to a post-closing adjustment based on a determination of LIT's closing net working capital. In accordance with the Share Purchase Agreement, $1,000 of the purchase price was placed into escrow to support the post-closing working capital adjustment and the sellers' indemnification obligations. The escrow is available for indemnification claims through June 16, 2017. The Company acquired LIT free of debt.
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of LIT:

Amounts
Consideration transferred
Cash paid at closing	$10,290
Working capital adjustment	(244)
Less cash and cash equivalents acquired	(290)
Net purchase price	$9,756

Estimated fair value of tangible assets acquired and liabilities assumed
Cash and cash equivalents	$290
Accounts receivable and cost in excess of billings	290
Other current and non-current assets	132
Current liabilities	(264)
Estimated fair value of net tangible assets acquired	448
Estimated fair value of identifiable intangible assets	3,960
Estimated goodwill	5,638
Estimated fair value of assets acquired	10,046
Less cash and cash equivalents acquired	(290)
Net purchase price	$9,756
The amounts above represent the preliminary fair value estimates as of June 30, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include completed technology of $3,240, customer relationships of $590 and backlog of $130. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $5,638 arising from the LIT acquisition largely reflects the potential synergies and expansion of the Company's service offerings across product lines and markets complementary to the Company’s existing products and markets. The LIT acquisition provides the Company with additional capabilities and expertise related to secure embedded processing applications. The acquisition is directly aligned with the Company's strategy of assembling critical and differentiated capabilities across the entire sensor processing chain. The goodwill from the LIT acquisition is included in the Company's Mercury Defense Systems ("MDS") reporting unit.
The Company and the shareholders of LIT have agreed to treat the acquisition of LIT as an asset purchase for tax purposes by filing the required election forms under IRC Section 338(h)(10). The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of June 30, 2016, the Company had $5,638 of goodwill deductible for tax purposes.
Pursuant to the completion of the LIT acquisition, the Company incurred $231 of impairment expense related to a pre-existing relationship between the Company and LIT. LIT acquisition costs and other related expenses were immaterial during the year ended June 30, 2016. Additionally, the Company has not furnished pro forma financial information relating to LIT because such information is not material to the Company's financial results.

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2016:

	Fair Value Measurements
	June 30, 2016	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$30,075	$—	$30,075	$—
Total	$30,075	$—	$30,075	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s certificates of deposit are determined through quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. The Company determined the face value of its long-term debt approximates fair value at June 30, 2016 due to the recent issuance and stability of interest rates during this period. The cost-method investment, which is presented within other non-current assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value, as such the Company recorded the investment at cost and will continue to evaluate the asset for impairment on a quarterly basis.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2015:

	Fair Value Measurements
	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$30,000	$—	$30,000	$—
Total	$30,000	$—	$30,000	$—
E.Inventory
Inventory was comprised of the following:

	June 30,
	2016	2015
Raw materials	$31,205	$15,864
Work in process	15,967	11,190
Finished goods	11,112	4,906
Total	$58,284	$31,960
The $26,324 increase in inventory was primarily due to the inclusion of inventory from the Carve-Out Business. There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2016	2015
Computer equipment and software	3-4	$62,409	$58,562
Furniture and fixtures	5	8,547	7,614
Leasehold improvements	lesser of estimated useful life or lease term	8,515	4,003
Machinery and equipment	5	29,078	16,383
		108,549	86,562
Less: accumulated depreciation		(80,212)	(73,336)
		$28,337	$13,226
The $15,111 increase in property and equipment was primarily due to the inclusion of fixed assets from the Carve-Out Business. In fiscal 2016 and 2015, the Company retired $32 and $733, respectively, of fully depreciated computer equipment and software assets that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended June 30, 2016, 2015 and 2014 was $6,900, $6,332 and $7,625, respectively.
On April 20, 2007, the Company entered into a sales agreement and a lease agreement in connection with a sale-leaseback of the Company’s headquarters in Chelmsford, Massachusetts. Pursuant to the agreements, the Company sold all land, land improvements, buildings and building improvements related to the facilities and leased back those assets. The term of the lease is ten years and includes two five year options to renew, which the Company does not plan to exercise. Under the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback; thus the realized gain of $11,569 was deferred and will be amortized to other income on a straight-line basis over the initial lease term.
The unamortized deferred gain consisted of the following of which the current portion is included in accrued expenses and the non-current portion is separately classified within other non-current liabilities in the accompanying consolidated balance sheets:

	June 30,
	2016	2015
Current portion	$929	$1,156
Non-current portion	—	929
Total unamortized deferred gain	$929	$2,085
G.Goodwill
The following table summarizes the changes in goodwill at the Company's three reporting units for the years ended June 30, 2016 and 2015:

	MCE	MDS	Carve-Out Business	Total
Balance at June 30, 2014 and 2015	$134,378	$33,768	$—	$168,146
Goodwill arising from the LIT acquisition	—	5,638	—	5,638
Goodwill arising from the Carve-Out Business Acquisition	—	—	170,243	170,243
Balance at June 30, 2016	$134,378	$39,406	$170,243	$344,027
In accordance with FASB ASC 350, Intangibles-Goodwill and Other “FASB ASC 350”, the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management at: Mercury Commercial Electronics ("MCE") and Mercury Defense Systems ("MDS"). On May 2, 2016, the Company completed the Carve-Out Business acquisition for which discrete financial information is reviewed by management.

As defined by FASB ASC 350, goodwill is tested for impairment on an interim basis at the occurrence of certain triggering events or at a minimum on an annual basis. In fiscal 2016, there were no triggering events which required an interim goodwill impairment test.
The Company follows FASB ASC 350 in assessing whether the fair value of a reporting unit is less than its carrying amount. As of June 30, 2016, MCE, MDS and the Carve-Out Business had goodwill balances and the annual impairment analysis was performed for each reporting unit in the fourth quarter of fiscal 2016. The results of the Company's step one interim goodwill impairment test indicated that the fair values of the MCE and MDS reporting units were substantially in excess of their carrying values, and the Carve-Out Business reporting unit carrying value was equal to its fair value. As such, step two of the goodwill impairment testing was not required. The valuation of the MCE, MDS reporting units was based upon a discounted cash flow model and corroborated by a market-based analysis which compares the trading multiples of public companies in similar lines of business. The valuation of the Carve-Out Business reporting unit, as of May 2, 2016, was determined using the income approach based upon a discounted cash flow model, which we also utilized for our May 31, 2016 impairment test because of the proximity in time and no changes in financial projections.

H.	Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2016
Customer relationships	$105,370	$(23,824)	$81,546	9.9 years
Licensing agreements and patents	756	(38)	718	4.0 years
Completed technologies	35,840	(3,545)	32,295	7.6 years
Backlog	2,330	(216)	2,114	2.0 years
	$144,296	$(27,623)	$116,673
June 30, 2015
Customer relationships	$33,880	$(17,364)	$16,516	6.8 years
Licensing agreements and patents	2,245	(2,096)	149	5.0 years
Completed technologies	5,570	(4,237)	1,333	5.3 years
	$41,695	$(23,697)	$17,998
Estimated future amortization expense for intangible assets remaining at June 30, 2016 is as follows:

Year Ending June 30,
2017	$17,703
2018	16,744
2019	12,957
2020	11,374
2021	10,860
Thereafter	47,035
Total future amortization expense	$116,673

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Carve-Out Business acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2016.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$70,900	$(1,122)	$69,778	11.5 years
Completed technologies	29,700	(670)	29,030	7.8 years
Backlog	2,200	(183)	2,017	2.0 years
	$102,800	$(1,975)	$100,825
The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the LIT acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2016.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technologies	$3,240	$(231)	$3,009	7.0 years
Customer relationships	590	(42)	548	7.0 years
Backlog	130	(33)	97	2.0 years
Total	$3,960	$(306)	$3,654
I.Restructuring
During fiscal 2016, the Company incurred restructuring and other charges of $1,240, primarily related to executive severance and facility consolidation.
During fiscal 2015, the Company incurred restructuring and other charges of $3,175 as the Company completed its acquisition integration plan. Additionally, during the fourth quarter of fiscal 2015, the Company eliminated 16 positions, primarily in operations.
During fiscal 2014, the Company announced a restructuring plan ("2014 Plan") that was implemented as part of the final phase of integration activities relating to the Company’s recent acquisitions. The acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative functions using common information systems and processes, and realignment of research and development resources. The acquisition integration plan included the elimination of 70 positions largely in engineering, manufacturing and administrative functions. Additionally, the Company closed four facilities relocating all related activities to the Company's Advanced Microelectronics Center ("AMC") in Hudson, New Hampshire. The Company also completed the first phase of the Chelmsford, Massachusetts headquarters consolidation in the fourth quarter of fiscal 2014. These restructuring and other charges associated with the Company's fiscal 2014 restructuring plan amounted to $5,443. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, Massachusetts, it will incur nominal, periodic restructuring charges through fiscal 2017.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and any remaining severance obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.

The following table presents the detail of expenses for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2014	$1,371	$772	$2,143
Restructuring charges	1,663	1,812	3,475
Cash paid	(2,164)	(1,162)	(3,326)
Reversals (*)	(213)	(87)	(300)
Restructuring liability at June 30, 2015	657	1,335	1,992
Restructuring charges	752	589	1,341
Cash paid	(1,118)	(1,188)	(2,306)
Reversals (*)	(101)	—	(101)
Restructuring liability at June 30, 2016	$190	$736	$926
(*) Reversals result from the unused outplacement services and operating costs.
J.Income Taxes
The components of income (loss) from continuing operations before income taxes and income tax expense (benefit) were as follows:

	Year Ended June 30,
	2016	2015	2014
Income (loss) from continuing operations before income taxes:
United States	$25,194	$18,443	$(6,068)
Foreign	92	352	155
	$25,286	$18,795	$(5,913)
Tax provision (benefit):
Federal:
Current	$6,707	$4,267	$3,184
Deferred	(2,627)	(458)	(5,281)
	$4,080	$3,809	$(2,097)
State:
Current	$1,839	$1,372	$594
Deferred	(424)	(921)	(375)
	$1,415	$451	$219
Foreign:
Current	$59	$58	$(12)
Deferred	(10)	48	49
	$49	$106	$37
	$5,544	$4,366	$(1,841)
The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax (benefit) rate for continuing operations:

	Year Ended June 30,
	2016	2015	2014
Tax provision (benefit) at federal statutory rates	35.0%	35.0%	(35.0)%
State income tax, net of federal tax benefit	5.0	4.9	(3.1)
Research and development credits	(8.4)	(4.8)	(14.7)
Excess tax benefits on stock compensation	(4.4)	—	—
Domestic manufacturing deduction	(3.5)	(3.2)	(5.3)
Income from legal settlement excluded from taxable income	(2.8)	—	—
Deemed repatriation of foreign earnings	(0.2)	(0.4)	0.7
Foreign tax credits	—	—	(13.3)
Equity compensation	0.3	(0.1)	2.2
Officers' compensation	2.3	2.8	11.1
Stock compensation shortfalls	—	—	24.1
Deferred tax asset and liability adjustments	—	(4.2)	—
Change in state tax rates	—	(3.1)	—
Reserves for tax contingencies	(3.2)	(5.0)	—
Other	1.8	1.3	2.2
	21.9%	23.2%	(31.1)%
The components of the Company’s net deferred tax assets (liabilities) for continuing operations were as follows:

	June 30,
	2016	2015
Deferred tax assets:
Inventory valuation and receivable allowances	$12,768	$9,264
Accrued compensation	3,267	2,563
Equity compensation	3,201	4,229
Federal and state research and development tax credit carryforwards	15,870	16,262
Gain on sale-leaseback	371	834
Other accruals	1,570	1,889
Capital loss carryforwards	3,562	3,562
Other temporary differences	4,011	1,800
	44,620	40,403
Valuation allowance	(18,472)	(18,864)
Total deferred tax assets	26,148	21,539
Deferred tax liabilities:
Prepaid expenses	(773)	(1,103)
Property and equipment	(2,451)	(1,578)
Intangible assets	(33,826)	(7,110)
Tax method of accounting change	(570)	(854)
Other temporary differences	(370)	(320)
Total deferred tax liabilities	(37,990)	(10,965)
Net deferred tax (liabilities) assets	$(11,842)	$10,574

As reported:
Deferred tax assets	$—	$10,574
Deferred tax liabilities	(11,842)	—
	$(11,842)	$10,574

At June 30, 2016, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past operating results, its forecast of future earnings, future taxable income, and tax planning strategies. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on recent financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on certain state research and development (“R&D”) and investment tax credits, and capital loss carryforwards as of June 30, 2016 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
The Company had federal research and development credit carryforwards of $959, which will expire from 2032 through 2033. The Company had state research and development credit carryforwards of $14,798, which will expire from 2016 through 2029. The Company also had state investment tax credits carryforwards of $113.
Upon consideration of changing business conditions and cash position in its foreign subsidiaries, management has determined that it does not need to indefinitely reinvest the earnings of certain foreign subsidiaries. Therefore, the Company has accrued deferred taxes in association with $724 in undistributed earnings and profits.
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
The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2016	2015
Unrecognized tax benefits, beginning of period	$2,190	$3,142
Increases for previously recognized positions	79	123
Reductions as a result of a lapse of the applicable statue of limitations	—	(1,197)
Increases for currently recognized positions	302	122
Reductions for previously recognized positions deemed effectively settled	(681)	—
Reductions for previously recognized positions	(324)	—
Unrecognized tax benefits, end of period	$1,566	$2,190
The $1,566 of unrecognized tax benefits as of June 30, 2016, if released, would reduce income tax expense.
The Company’s major tax jurisdiction is the U.S. and the open tax years are fiscal 2011 through 2016.
The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. As of June 30, 2016, the IRS has presented an agreement that would lead to the conclusion of the audit; the Company continues to negotiate specific terms of this agreement. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $757 at the conclusion of the audit. We expect that the decrease, if recognized, would not affect the effective tax rate.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of June 30, 2016 and 2015, the total amount of gross interest and penalties accrued was $258 and $62, respectively. In connection with tax matters, the Company recognized interest and penalty expense in fiscals 2016, 2015 and 2014 of $204, $26 and $5, respectively.
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
PURCHASE COMMITMENTS
As of June 30, 2016, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $32,195.
LEASE COMMITMENTS
The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2029. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2016, 2015, and 2014 was $4,015, $3,777 and $4,213, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2017	$6,018
2018	4,960
2019	4,851
2020	4,683
2021	3,674
Thereafter	19,445
Total minimum lease payments	$43,631
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
L.Debt
TERM LOAN AND REVOLVING CREDIT FACILITIES
On May 2, 2016, the Company and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent. The Credit Agreement provides for a $200,000 term loan facility ("Term Loan") and a $100,000 revolving credit facility ("Revolver"). In connection with the issuance of Term Loan, the Company incurred $8,026 of debt issuance costs, which are recorded as a direct reduction to long-term debt on the face of the consolidated balance sheets. The debt issuance costs will be amortized to non-cash interest expense using the effective interest method over the term of the Term Loan.

Maturity
The Term Loan facility has a five year maturity subject to the amortization payments described below. The revolving credit facility has a five year maturity.
Interest Rates and Fees
Borrowings under the Credit Agreement bear interest, at the Company’s option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage has initially been set at 2.0% and in future fiscal quarters will be established pursuant to a pricing grid based on the Company’s total net leverage ratio. In addition to interest on the aggregate outstanding principal amounts of any borrowings, the Company will also pay a quarterly commitment fee on the unutilized commitments under the Revolver, which fee has initially been set at 0.3% per annum and in future fiscal quarters will be established pursuant to a pricing grid based on the Company’s total net leverage ratio. The Company will also pay customary letter of credit and agency fees. The quarterly commitment fee, letter of credit and agency fees are reported as financing and other related cost in the accompanying consolidated financial statements. As of June 30, 2016, the stated interest rate of the Term Loan was 2.6%.
Prepayments
The Credit Agreement provides for quarterly amortization payments on the Term Loan, beginning with 5.0% per annum amortization and increasing to 12.5% per annum amortization over the five year term of the Term Loan. The Company is required to make mandatory prepayments of the Term Loan with the proceeds of certain non-ordinary course asset sales or the proceeds of certain debt issuances. Subject to minimum notice requirements, borrowings under the Credit Agreement may be voluntarily prepaid at any time without premium or penalty.
Covenants and Events of Default
The Credit Agreement provides for customary negative covenants, including, among other things and subject to certain significant exceptions, restrictions on the incurrence of debt or guarantees, the creation of liens, the making of certain investments, loans and acquisitions, mergers and dissolutions, the sale of assets including capital stock of subsidiaries, the payment of dividends, the repayment or amending of junior debt, altering the business conducted, engaging in transactions with affiliates and entering into agreements limiting subsidiary dividends and distributions. The Credit Agreement also requires the Company to comply with certain financial covenants, including a quarterly minimum consolidated cash interest charge ratio test and a quarterly maximum consolidated total net leverage ratio test. The Credit Agreement also provides for customary representations and warranties, affirmative covenants and events of default (including, among others, the failure to make required payments of principal and interest, certain insolvency events, and an event of default upon a change of control). If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by a secured creditor. As of June 30, 2016, the Company was in compliance with all covenants and conditions under the Credit Agreement.
Guarantees and Security
The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s material domestic wholly-owned restricted subsidiaries (the “Guarantors”). The obligations of both the Company and the Guarantors are secured by a perfected security interest in substantially all of the assets of the Company and the Guarantors, in each case, now owned or later acquired, including a pledge of all of the capital stock of substantially all of the Company’s domestic wholly-owned restricted subsidiaries and 65% of the capital stock of certain of its foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 2, 2016.
There were no borrowings under the Revolver as of June 30, 2016. The following summarizes the future cash payment obligations (excluding interest) as of June 30, 2016:

Year Ending June 30,
2017	$10,000
2018	10,000
2019	15,000
2020	20,000
2021	145,000
Total remaining cash payment obligations	$200,000
Unamortized debt issuance costs	(7,725)
Long-term debt, net	$192,275

FORMER CREDIT AGREEMENT WITH KEYBANK
On October 12, 2012, the Company entered into a credit agreement with a syndicate of commercial banks, with KeyBank National Association acting as the administrative agent. The credit agreement provided for a $200,000 senior unsecured revolving line of credit. In connection with the closing of the acquisition of the Carve-Out Business and entering into the new term loan and revolving credit facilities discussed above, the Company terminated its existing revolving credit agreement with KeyBank on May 2, 2016. Deferred costs of $230 associated with this agreement were recorded to other expenses upon termination of the credit agreement.
M.Shareholders’ Equity
PREFERRED STOCK
The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.
EQUITY OFFERING
On April 4, 2016, the Company commenced an offering of 4,500 shares of its common stock pursuant to an underwritten public offering (the “Offering”). In connection with the Offering, the Company granted the underwriters an over-allotment option for 30 days to purchase up to an additional 675 shares of its common stock. The Offering was made pursuant to a shelf registration statement previously filed with the SEC on August 15, 2014. On April 13, 2016, the Company closed the Offering, including the full over-allotment allocation, selling an aggregate of 5,175 shares of common stock for total net proceeds of $92,788 after $6,851 of expenses associated with the equity offering including underwriting fees and other related expenses.
N.Employee Benefit Plans
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. During fiscal 2016, 2015 and 2014, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $1,874, $1,934 and $1,896 during the fiscal years ended June 30, 2016, 2015, and 2014, respectively.
O.Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at June 30, 2016. As reflected in the Company's registration statement on Form S-8 filed on February 4, 2016, the Company's number of shares authorized for issuance under the 2005 Plan increased by 2 shares as a result of forfeitures, cancellations and/or terminations from the Company's 1997 Stock Option Plan (the "1997 Plan"). The 2005 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) under the 1997 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,811 shares available for future grant under the 2005 Plan at June 30, 2016.
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
During fiscal 2015 and 2016, as part of the Company's ongoing annual equity grant program for employees, the Company granted performance-based restricted stock awards to certain executives pursuant to the 2005 Plan. These performance awards vest annually over a three year requisite service period subject to the achievement of specific financial performance targets related to adjusted EBITDA as a percentage of revenue. Based on the performance targets, these awards require graded vesting that results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic compensation expense accordingly.

EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2016, 2015, and 2014 was 88, 79 and 92, respectively. Shares available for future purchase under the ESPP totaled 398 at June 30, 2016.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2016
Outstanding at June 30, 2014	1,435	$11.76	2.23
Granted	—	—
Exercised	(500)	7.43
Cancelled	(105)	19.21
Outstanding at June 30, 2015	830	$13.43	1.66
Granted	—	—
Exercised	(524)	13.12
Cancelled	(48)	17.25
Outstanding at June 30, 2016	258	$13.34	1.06	$2,972
Vested and expected to vest at June 30, 2016	258	$13.34	1.06	$2,972
Exercisable at June 30, 2016	258	$13.34	1.06	$2,972
The intrinsic value of the options exercised during fiscal years 2016, 2015, and 2014 was $1,976, $3,373 and $578, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2016, there was $0 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans. As of June 30, 2015, there was $6 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans that was expected to be recognized over a weighted-average period of 0.13 years from June 30, 2015. There were no stock options granted during fiscal years 2016, 2015 or 2014.
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2014:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	2,091	$10.15
Granted	849	11.99
Vested	(776)	10.56
Forfeited	(298)	10.73
Outstanding at June 30, 2015	1,866	$10.72
Granted	556	16.26
Vested	(743)	10.93
Forfeited	(124)	11.70
Outstanding at June 30, 2016	1,555	$12.52
The total fair value of restricted stock awards vested during fiscal year 2016, 2015, and 2014 was $12,185, $9,078 and $6,543, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2016, there was $10,938 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.6 years from June 30, 2016. As of June 30, 2015, there was $11,080 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.9 years from June 30, 2015.
STOCK-BASED COMPENSATION EXPENSE AND ASSUMPTIONS
The Company recognizes expense for its share-based payment plans in the consolidated statements of operations for the fiscal years 2016, 2015, and 2014 in accordance with FASB ASC 718. The Company had $93 of capitalized stock-based compensation expense on the consolidated balance sheet as of June 30, 2016. In the prior years, the Company did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2016	2015	2014
Cost of revenues	$441	$493	$601
Selling, general and administrative	7,864	6,751	7,024
Research and development	1,269	1,396	1,374
Share-based compensation expense before tax	9,574	8,640	8,999
Income taxes	(3,727)	(3,332)	(3,420)
Share-based compensation expense, net of income taxes	$5,847	$5,308	$5,579
P.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Prior to the fourth quarter of fiscal 2016, the Company's operating segments were: Mercury Commercial Electronics and Mercury Defense Systems.
During fiscal 2016, the Company completed a series of important internal organizational structure changes to align and scale the Company into one business. In addition, over the past several years, the Company has completed several acquisitions to support its strategy of creating a better alternative for affordable, secure processing subsystems designed and made in the U.S.A. These acquisitions culminated with the $300,000 acquisition of the Carve-Out Business on May 2, 2016. These strategic changes finalized the transformation of the CODM’s management, evaluation and review of the business, including how he allocates resources and assesses performance. Therefore, during the fourth quarter ended June 30, 2016, the Company’s previous MCE and MDS operating segments no longer continued to exist and the Company is now comprised of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with FASB ASC 280.

The geographic distribution of the Company's revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2016
Net revenues to unaffiliated customers	$259,781	$5,464	$4,909	$—	$270,154
Inter-geographic revenues	7,911	447	—	(8,358)	—
Net revenues	$267,692	$5,911	$4,909	$(8,358)	$270,154
Identifiable long-lived assets	$28,187	$127	$23	$—	$28,337
YEAR ENDED JUNE 30, 2015
Net revenues to unaffiliated customers	$229,849	$2,076	$2,922	$—	$234,847
Inter-geographic revenues	2,806	475	—	(3,281)	—
Net revenues	$232,655	$2,551	$2,922	$(3,281)	$234,847
Identifiable long-lived assets	$13,127	$68	$31	$—	$13,226
YEAR ENDED JUNE 30, 2014
Net revenues to unaffiliated customers	$202,845	$2,806	$3,078	$—	$208,729
Inter-geographic revenues	3,479	1,550	140	(5,169)	—
Net revenues	$206,324	$4,356	$3,218	$(5,169)	$208,729
Identifiable long-lived assets	$14,090	$48	$6	$—	$14,144
Foreign revenue is based on the country in which the Company's legal subsidiary is domiciled. Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company's revenues for the periods are as follows:

	Year Ended June 30,
	2016	2015	2014
Lockheed Martin Corporation	23%	20%	18%
Raytheon Company	20	37	13
Northrop Grumman Corporation	*	*	12
	43%	57%	43%
*    Indicates that the amount is less than 10% of the Company's revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company's revenues for the periods are as follows:

	Year Ended June 30,
	2016	2015	2014
SEWIP	12%	*	*
Aegis	10%	12%	15%
Patriot	*	18%	*
F-35	*	16%	*
	22%	46%	15%
*    Indicates that the amount is less than 10% of the Company's revenues for the respective period.
Q.Discontinued Operations
During the fourth quarter of fiscal 2014, the Company conducted a strategic review of the Mercury Intelligence Systems (“MIS”) business which encompassed an assessment of MIS' financial performance and contemporaneous future financial projections. The Company, with Board of Director's approval, concluded that a plan to divest the MIS business would be in the best interests of the Company and its shareholders. On January 23, 2015, the Company completed the sale of MIS.

In fiscal 2014, the Company's MIS business met the "held for sale" criteria in accordance with FASB ASC 205. As the Company did not anticipate continuing involvement in the operations of MIS after its divestiture, the MIS operating results have been reported as a discontinued operation for all periods presented.
The classification as "held for sale" was considered a triggering event for impairment testing under FASB ASC 350 and FASB ASC 360. However, since the Company conducted its annual goodwill impairment testing in its fourth quarter of fiscal 2014, which coincided with the plan to divest the MIS business, the “held for sale” triggering event did not constitute a separate goodwill impairment test under FASB ASC 350 (see Note G). The triggering event, however, did require separate impairment testing of the MIS asset group’s long-lived assets under FASB ASC 360.
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
As MIS became a discontinued operation in the fourth quarter of fiscal 2014, the revenues, costs of revenue, and operating expenses of MIS have been reported separately as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. The results of discontinued operations do not reflect interest expense or the allocation of the Company's corporate general and administrative expenses.
During the second quarter of fiscal 2015, the Company determined that the MIS reporting unit's carrying value of goodwill exceeded its implied fair value, resulting in a further goodwill impairment charge of 2,283. This impairment charge is reflected within discontinued operations of the Company's accompanying fiscal 2015 consolidated financial statements.
On January 23, 2015, the Company completed the sale of MIS for approximately $1,600. The sale resulted in net proceeds of $885 and a loss on disposal of $892, which is reflected within discontinued operations of the Company's accompanying consolidated financial statements. The Company does not have continuing involvement in the operations of MIS after its divestiture.
The amounts reported in loss from discontinued operations, net of income taxes were as follows:

	For the Years Ended June 30,
	2015	2014
Net revenues of discontinued operations	$3,493	$9,414
Costs of discontinued operations:
Cost of revenues	2,385	6,356
Selling, general and administrative	1,958	3,029
Research and development	305	585
Amortization of intangible assets	279	495
Restructuring and other charges	—	26
Impairment of goodwill	2,283	6,687
Loss from discontinued operations before income taxes	(3,717)	(7,764)
Loss on disposal of discontinued operations before income taxes	(892)	—
Tax benefit	(549)	(411)
Loss from discontinued operations, net of income taxes	$(4,060)	$(7,353)
There were no balances for the assets and liabilities of the discontinued operations at June 30, 2016 and 2015.

The depreciation, amortization, capital expenditures and significant operating and investing non-cash items of the discontinued operations were as follows:

	For the Years Ended June 30,
	2015	2014
Depreciation	$100	$160
Amortization of intangible assets	$279	$495
Capital expenditures	$—	$78
Impairment of goodwill	$2,283	$6,687
Stock-based compensation expense	$88	$245
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

2016 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$58,409	$60,417	$65,898	$85,430
Gross margin	$27,529	$28,578	$30,491	$38,176
Income from operations	$3,131	$6,369	$6,819	$7,654
Income from continuing operations before income taxes	$3,224	$6,473	$6,999	$8,590
Income tax provision (1)	$368	$1,433	$2,642	$1,101
Income from continuing operations	$2,856	$5,040	$4,357	$7,489
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income	$2,856	$5,040	$4,357	$7,489
Net income per share:
Basic net income per share:
Income from continuing operations	$0.09	$0.15	$0.13	$0.20
Loss from discontinued operations	$—	$—	$—	$—
Net income	$0.09	$0.15	$0.13	$0.20
Diluted net income per share:
Income from continuing operations	$0.08	$0.15	$0.13	$0.19
Loss from discontinued operations	$—	$—	$—	$—
Net income	$0.08	$0.15	$0.13	$0.19
2015 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$54,061	$57,089	$59,578	$64,119
Gross margin	$23,999	$27,035	$27,918	$31,267
Income from operations	$728	$3,539	$6,157	$7,931
Income from continuing operations before income taxes	$717	$3,933	$6,163	$7,982
Income tax provision	$—	$1,047	$1,469	$1,850
Income from continuing operations	$717	$2,886	$4,694	$6,132
Loss from discontinued operations, net of income taxes	$(218)	$(2,621)	$(1,019)	$(202)
Net income	$499	$265	$3,675	$5,930
Net income per share:
Basic net income (loss) per share:
Income from continuing operations	$0.02	$0.09	$0.14	$0.19
Loss from discontinued operations	$—	$(0.08)	$(0.03)	$(0.01)
Net income	$0.02	$0.01	$0.11	$0.18
Diluted net income (loss) per share:
Income from continuing operations	$0.02	$0.09	$0.14	$0.18
Loss from discontinued operations	$—	$(0.08)	$(0.03)	$—
Net income	$0.02	$0.01	$0.11	$0.18
(1) Upon adoption of FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company recognized $1,100 of excess tax benefits in the fourth quarter as a benefit to income taxes in its consolidated statements of operations and comprehensive income (loss) for the year ended June 30, 2016. The tax benefit (provision) impacts were restated above to show the effect of this adoption as if it had occurred at the beginning of fiscal 2016. The tax benefit (provision) impacts were $896, $247, $(169), and $126 for the 1st quarter, 2nd quarter, 3rd quarter and 4th quarter, respectively. Income from continuing operations, net income, and net income amounts per share were also updated as a result of the adjustment to the income tax provision.
Due to the effects of rounding, the sum of the four quarters does not equal the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 30, 2016 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2016 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the framework in Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2016. The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
The audited consolidated financial statements of the Company include the results of the acquired Carve-Out Business on and after May 2, 2016, as described in Note C to the Consolidated Financial Statements. Upon consideration of the date of the acquisition and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the Carve-Out Business’ internal control over financial reporting as allowable under section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the scope of management’s assessment of internal controls for fiscal year 2016. However, management is in the process of integrating the Carve-Out Business into the overall internal control over financial reporting environment for fiscal year 2017. The Company’s consolidated financial statements reflect revenues and total assets from the Carve-Out Business of approximately 6 percent and 46 percent (of which 37 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of and for the year ended June 30, 2016.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2016 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the Carve-Out Business into our overall internal control over financial reporting environment.
ITEM 9B.OTHER INFORMATION
None.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Operations and Comprehensive Income (loss) for the fiscal years ended June 30, 2016, 2015, and 2014
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015, and 2014
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2016, 2015 AND 2014
(In thousands)
Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2016	$56	$425	$—	$389	$92
2015	$34	$44	$1	$21	$56
2014	$33	$133	$14	$118	$34
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2016	$18,864	$(392)	$—	$—	$18,472
2015	$10,844	$8,020	$—	$—	$18,864
2014	$9,032	$1,812	$—	$—	$10,844

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 83, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on August 16, 2016.

MERCURY SYSTEMS, INC.

By	/s/ GERALD M. HAINES II
Gerald M. Haines II EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 16, 2016
Mark Aslett
/S/ GERALD M. HAINES II	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 16, 2016
Gerald M. Haines II
/S/ CHARLES A. SPEICHER	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 16, 2016
Charles A. Speicher
/S/ JAMES K. BASS	Director	August 16, 2016
James K. Bass
/S/ MARK S. NEWMAN	Director	August 16, 2016
Mark S. Newman
/S/ MICHAEL A. DANIELS	Director	August 16, 2016
Michael A. Daniels
/S/ GEORGE K. MUELLNER	Director	August 16, 2016
George K. Muellner
/S/ WILLIAM K. O’BRIEN	Director	August 16, 2016
William K. O’Brien
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 16, 2016
Vincent Vitto

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
1.1
Underwriting Agreement, dated April 7, 2016, among Mercury Systems, Inc. as issuer and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company's current report on Form 8-K filed on April 8, 2016)

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

10.2*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on October 29, 2015)
10.3*
Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)

10.4*	Annual Executive Bonus Plan – Corporate Financial Performance (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on August 30, 2013)
10.5*	Annual Executive Bonus Plan – Individual Performance (incorporated herein by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
10.6*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on October 29, 2015)
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

10.12	Micronetics, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed on August 10, 2012)
10.13
Stock Purchase Agreement by and between Mercury Systems, Inc. and Microsemi Corporation, dated as of March 23, 2016 (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on April 4, 2016)

10.14
Credit Agreement, dated May 2, 2016, among Mercury Systems, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on May 2, 2016)

ITEM NO.	DESCRIPTION OF EXHIBIT
12.1†	Computation of Ratio of Earnings to Fixed Charges
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
23.2†	Consent of PricewaterhouseCoopers LLP, independent accountants for the Carve-Out Business
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Carve-Out Business audited consolidated balance sheets as of September 27, 2015 and September 28, 2014, and the related consolidated statements of operations and comprehensive income, consolidated statements of changes of invested equity and consolidated statements of cash flows for the years ended September 27, 2015, September 28, 2014 and September 29, 2013 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 4, 2016)

99.2
Carve-Out Business unaudited interim consolidated balance sheets as of January 3, 2016 and December 28, 2014 and the related unaudited consolidated statements of operations and comprehensive income and consolidated statements of cash flows for three months ended January 3, 2016 and December 28, 2014 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 4, 2016)

99.3
Mercury Systems, Inc. unaudited pro forma condensed consolidated balance sheet as of December 31, 2015, the unaudited pro forma condensed consolidated statements of operations for the six months ended December 31, 2015 and the unaudited pro forma condensed consolidated statement of operations for the year ended June 30, 2015 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 4, 2016)

101†
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