Form 10-Q
period 2016-09-30
MERCURY SYSTEMS INC
filed 2016-11-03
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Shares of Common Stock outstanding as of October 31, 2016: 41,014,934 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$77,314	$81,691
Accounts receivable, net of allowance for doubtful accounts of $140 and $92 at September 30, 2016 and June 30, 2016, respectively	62,158	73,427
Unbilled receivables and costs in excess of billings	23,574	22,467
Inventory	58,443	58,284
Prepaid income taxes	2,804	3,401
Prepaid expenses and other current assets	7,665	6,122
Total current assets	231,958	245,392
Restricted cash	—	264
Property and equipment, net	31,376	28,337
Goodwill	344,525	344,027
Intangible assets, net	112,071	116,673
Other non-current assets	2,231	1,803
Total assets	$722,161	$736,496
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,283	$26,723
Accrued expenses	8,970	10,273
Accrued compensation	14,355	13,283
Deferred revenues and customer advances	3,566	7,365
Current portion of long-term debt	10,000	10,000
Total current liabilities	56,174	67,644
Deferred income taxes	9,575	11,842
Income taxes payable	700	700
Long-term debt	180,246	182,275
Other non-current liabilities	927	991
Total liabilities	247,622	263,452
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 39,053,991 and 38,675,340 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	391	387
Additional paid-in capital	355,164	357,500
Retained earnings	118,029	114,210
Accumulated other comprehensive income	955	947
Total shareholders’ equity	474,539	473,044
Total liabilities and shareholders’ equity	$722,161	$736,496

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net revenues	$87,649	$58,409
Cost of revenues	48,205	30,107
Gross margin	39,444	28,302
Operating expenses:
Selling, general and administrative	17,544	12,126
Research and development	12,838	8,866
Amortization of intangible assets	4,602	1,713
Restructuring and other charges	297	338
Acquisition costs and other related expenses	421	2,128
Total operating expenses	35,702	25,171
Income from operations	3,742	3,131
Interest income	40	24
Interest expense	(1,822)	(2)
Other income, net	600	71
Income before income taxes	2,560	3,224
Tax (benefit) provision	(1,259)	368
Net income	$3,819	$2,856
Basic net earnings per share	$0.10	$0.09
Diluted net earnings per share	$0.10	$0.08

Weighted-average shares outstanding:
Basic	38,865	32,778
Diluted	39,865	33,616

Comprehensive income:
Net income	$3,819	$2,856
Foreign currency translation adjustments	8	17
Total comprehensive income	$3,827	$2,873
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,819	$2,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,320	3,301
Stock-based compensation expense	3,632	2,702
Benefit for deferred income taxes	(2,606)	(412)
Non-cash interest expense	471	—
Other non-cash items	(51)	(121)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	10,111	(12,781)
Inventory	(104)	(2,739)
Prepaid income taxes	597	706
Prepaid expenses and other current assets	(1,553)	3,378
Other non-current assets	(86)	37
Accounts payable and accrued expenses	(7,377)	9,017
Deferred revenues and customer advances	(3,816)	659
Income taxes payable	(35)	—
Other non-current liabilities	(39)	(21)
Net cash provided by operating activities	10,283	6,582
Cash flows from investing activities:
Purchases of property and equipment	(6,050)	(1,867)
Increase in other investing activities	(111)	(185)
Net cash used in investing activities	(6,161)	(2,052)
Cash flows from financing activities:
Proceeds from employee stock plans	80	629
Payments for retirement of common stock	(6,128)	(3,708)
Payments of term debt	(2,500)	—
Net cash used in financing activities	(8,548)	(3,079)
Effect of exchange rate changes on cash and cash equivalents	49	36
Net (decrease) increase in cash and cash equivalents	(4,377)	1,487
Cash and cash equivalents at beginning of period	81,691	77,586
Cash and cash equivalents at end of period	$77,314	$79,073
Cash paid during the period for:
Interest	$1,351	$2
Income taxes	$717	$65
Supplemental disclosures—non-cash activities:
Issuance of restricted stock awards to employees	$15,002	$7,114
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure processing subsystems designed and made in the U.S.A. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, it is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35, Reaper and Digital Electronic Warfare System ("DEWS"). The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2016 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2016. The results for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.
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
RECLASSIFICATION
The Company has restated the income tax provision amount for the three months ended September 30, 2015 for the adoption of FASB Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company’s Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows have been updated to reflect this change.
The Company included costs related to the sustainment of its product portfolio as research and development expense, which was previously included as costs of revenue on the Consolidated Statements of Operations and Comprehensive Income. For comparative purposes, for the three months ended September 30, 2015, the Company has reclassified $773 from costs of revenues to research and development expense.
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
The Company uses FASB ASU No. 2009-13 (“FASB ASU 2009-13”), Multiple-Deliverable Revenue Arrangements. FASB ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimated selling price (“BESP”), if neither VSOE nor TPE is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 35% and 48% of total revenues in the three months ended September 30, 2016, and 2015, respectively.
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
The Company does not provide its customers with rights of product return, other than those related to warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated warranty costs upon product shipment. Revenues from product royalties are recognized upon invoice by the Company. Additionally, all revenues are reported net of government assessed taxes (e.g., sales taxes or value-added taxes).
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended September 30,
	2016	2015
Basic weighted-average shares outstanding	38,865	32,778
Effect of dilutive equity instruments	1,000	838
Diluted weighted-average shares outstanding	39,865	33,616
Equity instruments to purchase 22 and 356 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2016, and 2015, respectively, because the equity instruments were anti-dilutive.
September 30, 2016 basic shares outstanding include the impact of 5,175 shares from the underwritten common stock public offering on April 4, 2016.
C.Acquisitions
CARVE-OUT BUSINESS AQUISITION
On March 23, 2016, the Company and Microsemi Corporation (“Microsemi”) entered into a Stock Purchase Agreement, pursuant to which, Microsemi agreed to sell all the membership interests in its custom microelectronics, RF and microwave solutions and embedded security operations (the "Carve-Out Business”) to the Company for $300,000 in cash on a cash-free, debt-free basis, subject to a working capital adjustment. On May 2, 2016, the transaction closed and the Company acquired the Carve-Out Business. Pursuant to the terms of the Stock Purchase Agreement, all outstanding Carve-Out Business employee stock awards that were unvested at the closing were replaced by Mercury. The replacement stock awards granted were determined based on a conversion ratio provided in the Stock Purchase Agreement. Mercury funded the acquisition with a combination of a new $200,000 bank term loan facility (see Note I) and cash on hand, which included net proceeds of approximately $92,788 raised from an underwritten common stock public offering.
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of the Carve-Out Business:

Amounts
Consideration transferred
Cash paid at closing	$300,000
Value allocated to replacement awards	407
Net purchase price	$300,407

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$17,023
Inventory	25,477
Fixed assets	13,996
Other current and non-current assets	524
Current liabilities	(4,677)
Non-current deferred tax liabilities	(25,477)
Estimated fair value of net tangible assets acquired	26,866
Estimated fair value of identifiable intangible assets	102,800
Estimated goodwill	170,741
Estimated fair value of assets acquired	$300,407
Net purchase price	$300,407
The amounts above represent the preliminary fair value estimates as of September 30, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $70,900, completed technology of $29,700 and backlog of $2,200. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $170,741 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Carve-Out Business provides the Company with additional capability and expertise related to embedded security custom microelectronics, and microwave and radio frequency technology. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the Carve-Out Business reporting unit. As of September 30, 2016, the Company had $29,266 of goodwill deductible for tax purposes.
The revenues and net loss from the Carve-Out Business included in the Company's consolidated results for the three months ended September 30, 2016 were $24,311 and $(2,419), respectively.
Pro Forma Financial Information
The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the Carve-Out Business acquisition had occurred on July 1, 2015:

Three Months ended September 30,
2015
Pro forma net revenues	$83,103
Pro forma net income	$2,039
Basic pro forma net earnings per share	$0.05
Diluted pro forma net earnings per share	$0.05

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
The preliminary fair value estimates of LIT's assets and liabilities have not changed since June 30, 2016. The fair value estimates are subject to subsequent adjustment as the Company obtains additional information until the measurement period ends on December 15, 2016.

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2016:

	Fair Value Measurements
	September 30, 2016	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$30,104	$—	$30,104	$—
Total	$30,104	$—	$30,104	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s certificates of deposit are determined through quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. The Company determined the face value of its long-term debt approximates fair value at September 30, 2016 due to the recent issuance and stability of interest rates during this period. The cost-method investment, which is presented within other non-current assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value, as such the Company recorded the investment at cost and will continue to evaluate the asset for impairment on a quarterly basis.

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

	September 30, 2016	June 30, 2016
Raw materials	$33,603	$31,205
Work in process	15,401	15,967
Finished goods	9,439	11,112
Total	$58,443	$58,284
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the three months ended September 30, 2016:

	MCE	MDS	Carve-out Business	Total
Balance at June 30, 2016	$134,378	$39,406	$170,243	$344,027
Goodwill adjustment for the Carve-Out Business acquisition	—	—	498	498
Balance at September 30, 2016	$134,378	$39,406	$170,741	$344,525
During the three months ended September 30, 2016, the Company recorded a $498 adjustment to goodwill related to the acquisition of the Carve-out Business. The adjustment was the result of changes in fair value estimates derived from additional information obtained during the measurement period.
In the three months ended September 30, 2016, there were no triggering events, as defined by FASB ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2016	$190	$736	$926
Restructuring and other charges	214	83	297
Cash paid	(63)	(272)	(335)
Restructuring liability at September 30, 2016	$341	$547	$888
During the three months ended September 30, 2016, the Company incurred net restructuring and other charges of $297. In the event that the Company is unable to sublease the unoccupied portion of its headquarters complex in Chelmsford, Massachusetts, it will incur nominal, periodic restructuring charges through fiscal 2017.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and comprehensive income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
The Company recorded an income tax (benefit) provision of $(1,259) and of $368 on income from operations before income taxes of $2,560 and $3,224 for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three months ended September 30, 2016 differed from the federal statutory rate primarily due to federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes. The effective tax rate for the three months ended September 30, 2015 differed from the federal statutory rate primarily due to domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
No material changes in the Company’s unrecognized tax positions occurred during the three months ended September 30, 2016. The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the three months ended September 30, 2016. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $757 at the conclusion of the audit. The Company expects that the decrease, if recognized, would not affect the effective tax rate.

I.	Debt
TERM LOAN AND REVOLVING CREDIT FACILITIES
On May 2, 2016, the Company and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent. The Credit Agreement provides for a $200,000 term loan facility ("Term Loan") and a $100,000 revolving credit facility ("Revolver"). As of September 30, 2016, the Company’s outstanding balance on the Term Loan was $197,500, net of $7,254 of unamortized debt issuance costs. The stated interest rate of the Term Loan was 2.8% as of September 30, 2016.
The Company was in compliance with all covenants and conditions under the Credit Agreement. There were no borrowings against the Revolver; however, there were outstanding letters of credit of $1,938 under this Credit Agreement as of September 30, 2016.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at September 30, 2016. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,580 shares available for future grant under the 2005 Plan at September 30, 2016.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives pursuant to the 2005 Plan. Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2016 and 2015, respectively. Shares available for future purchase under the ESPP totaled 398 at September 30, 2016.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2016	258	$13.34	1.06
Granted	—	—
Exercised	(6)	13.07
Cancelled	—	—
Outstanding at September 30, 2016	252	$13.35	0.81
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2016:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	1,666	$13.09
Granted	633	23.69
Vested	(633)	10.89
Forfeited	(18)	16.66
Outstanding at September 30, 2016	1,648	$17.97

STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2016 and 2015 in accordance with FASB ASC 718, Compensation - Stock Compensation. The Company had $177 of capitalized stock-based compensation expense on the consolidated balance sheets as of September 30, 2016. In the prior year, the Company did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,
	2016	2015
Cost of revenues	$75	$149
Selling, general and administrative	3,039	2,128
Research and development	518	425
Share-based compensation expense before tax	3,632	2,702
Income taxes	(1,389)	(1,041)
Share-based compensation expense, net of income taxes	$2,243	$1,661

K.	Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company is comprised of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with FASB ASC 280.
The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2016
Net revenues to unaffiliated customers	$83,048	$854	$3,747	$—	$87,649
Inter-geographic revenues	3,286	15	—	(3,301)	—
Net revenues	$86,334	$869	$3,747	$(3,301)	$87,649
THREE MONTHS ENDED SEPTEMBER 30, 2015
Net revenues to unaffiliated customers	$57,362	$458	$589	$—	$58,409
Inter-geographic revenues	1,254	31	—	(1,285)	—
Net revenues	$58,616	$489	$589	$(1,285)	$58,409
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
September 30, 2016	$31,226	$129	$21	$—	$31,376
June 30, 2016	$28,187	$127	$23	$—	$28,337
Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2016	2015
Lockheed Martin Corporation	25%	16%
Raytheon Company	15%	38%
	40%	54%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2016	2015
Aegis	14%	*
Patriot	*	17%
	14%	17%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

L.	Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of September 30, 2016, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $39,344.
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

M.	Subsequent Events
On November 3, 2016, the Company signed a definitive agreement to acquire CES Creative Electronic Systems, S.A., a leading provider of embedded solutions for military and aerospace mission-critical computing applications. The purchase price is expected to be approximately $38,000, subject to net working capital and net debt adjustments, plus foreign currency, and transaction related expenses, all of which are expected to be funded with cash on hand. The Company expects to close the transaction during the second fiscal quarter ending December 31, 2016.
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company's markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure processing subsystems designed and made in U.S.A. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Chelmsford, Massachusetts, we are pioneering a next-generation defense electronics business model designed to meet the industry's current and emerging business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35, Reaper and Digital Electronic Warfare System ("DEWS"). Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector. We believe our total portfolio of services and solutions is unique in the industry for a commercial company. We operate across a broad spectrum of defense programs.
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
As of September 30, 2016, we had 967 employees. Our consolidated revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended September 30, 2016 were $87.6 million, $3.8 million, $0.10, $0.22, and $18.2 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
RESULTS OF OPERATIONS:
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	September 30, 2016	As a % of Total Net Revenue	September 30, 2015	As a % of Total Net Revenue
Net revenues	$87,649	100.0%	$58,409	100.0%
Cost of revenues	48,205	55.0	30,107	51.5
Gross margin	39,444	45.0	28,302	48.5
Operating expenses:
Selling, general and administrative	17,544	20.0	12,126	20.8
Research and development	12,838	14.6	8,866	15.2
Amortization of intangible assets	4,602	5.3	1,713	2.9
Restructuring and other charges	297	0.3	338	0.6
Acquisition costs and other related expenses	421	0.5	2,128	3.6
Total operating expenses	35,702	40.7	25,171	43.1
Income from operations	3,742	4.3	3,131	5.4
Other (expense) income, net	(1,182)	(1.3)	93	0.1
Income before income taxes	2,560	3.0	3,224	5.5
Tax (benefit) provision	(1,259)	(1.4)	368	0.6
Net income	$3,819	4.4%	$2,856	4.9%
REVENUES
Total revenues increased $29.2 million, or 50%, to $87.6 million during the three months ended September 30, 2016 as compared to the same period in fiscal 2016. The increase in total revenues is primarily attributed to $24.3 million of revenue from the newly acquired custom microelectronics, RF and microwave solutions, and embedded security operations from Microsemi Corporation (the "Carve-Out Business"). The increase of $4.9 million organic revenue was due to higher revenues from the Aegis, LRDR, Digital Electronic Warfare System ("DEWS") and F-35 programs, partially offset by lower Patriot, P-8 and SEWIP program revenues. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, increased $5.7 million to $14.1 million during the three months ended September 30, 2016, compared to $8.4 million in the same period in the prior fiscal year. International revenues represented 16% and 14% of total revenues during the three months ended September 30, 2016 and 2015, respectively.
GROSS MARGIN
Gross margin was 45.0% for the three months ended September 30, 2016, a decrease of 350 basis points from the 48.5% gross margin achieved during the same period in fiscal 2016. The lower gross margin between years was driven by the amortization of $2.1 million in inventory step-up related to the acquisition of the Carve-Out Business and changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $5.4 million, or 45%, to $17.5 million during the three months ended September 30, 2016, compared to $12.1 million in the same period in fiscal 2016. The increase was primarily due to higher compensation related costs driven by added headcount resulting from the acquisition of the Carve-Out Business in the fourth quarter of fiscal 2016 and higher stock based compensation related charges. Additionally, during the three months ended September 30, 2016, we incurred $0.3 million in non-cash rent expense associated with our new corporate headquarters in Andover, Massachusetts. Selling, general and administrative expenses as a percentage of revenues remained consistent for the three months ended September 30, 2016 and 2015.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $4.0 million, or 45%, to $12.8 million during the three months ended September 30, 2016, compared to $8.9 million during the same period in fiscal 2016. The increase was primarily due to increased headcount resulting from the acquisition of the Carve-Out Business in the fourth quarter of fiscal 2016 driving higher compensation related costs, higher depreciation and increased prototype expenditures.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were flat during the three months ended September 30, 2016 and 2015.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.4 million of acquisition costs and other related expenses during the three months ended September 30, 2016, compared to $2.1 million during the same period in fiscal 2016. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities within the sensor processing chain.
INTEREST EXPENSE
We incurred $1.8 million of interest expense during the three months ended September 30, 2016 compared to less than $0.1 million in the same period in fiscal 2016. The increase was driven by $1.3 million cash interest expense related to our Term Loan and $0.5 million of non-cash interest expense related to the amortization of debt issuance costs on our Term Loan, which was entered into during the fourth quarter of fiscal 2016.
OTHER INCOME, NET
Other income, net increased $0.5 million during the three months ended September 30, 2016, as compared to the same period in fiscal 2016. The increase was primarily related to $0.4 million in foreign exchange gains driven by the strengthening of the Japanese Yen against the U.S. Dollar in the first quarter of fiscal 2017.
INCOME TAXES
We recorded an income tax benefit of $1.3 million during the three months ended September 30, 2016 as compared to $0.4 million income tax provision for the same period in fiscal 2016. During the three months ended September 30, 2016, and 2015, we recognized a discrete tax benefit of $2.2 million and $0.9 million, respectively, related to excess tax benefits on stock compensation. Our effective tax rate for the three months ended September 30, 2016 differed from the federal statutory tax rate of 35% primarily due to federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes. Our effective tax rate for the three months ended September 30, 2015 differed from the federal statutory tax rate of 35% primarily due to domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity comes from existing cash and cash generated from operations and our revolving credit facility. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments with our contract manufacturers, and interest and principal payments under our term loan. Additionally, we currently expect approximately $13.0 million of capital expenditures related to the build-out of our new corporate headquarters, the addition of the acquired businesses, and the acceleration of our integration activities in the second quarter of fiscal 2017.
Based on our current plans and business conditions, we believe that existing cash and cash equivalents, available revolving credit facility, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

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
We have approximately $400.0 million of availability remaining under the shelf registration statement.
Term Loan and Revolving Credit Facilities
On May 2, 2016, we entered into a $200.0 million senior secured term loan A and $100.0 million revolving credit facility (“Revolver”) with a syndicate of commercial banks, with Bank of America, N.A. acting as the administrative agent ("collectively, the "Credit Agreement"). Pursuant to the revolving credit facility we can, subject to compliance with the applicable financial covenants, borrow up to $100.0 million for working capital, acquisitions, and general corporate purposes of ours and our subsidiaries. As of September 30, 2016, there was $100.0 million of borrowing capacity available under the Revolver. As of September 30, 2016, there were no borrowings outstanding on the Revolver; however, there were outstanding letters of credit of $1.9 million. The Company was in compliance with all covenants and conditions under the Credit Agreement.
CASH FLOWS

	As Of and For the Three Month Period Ended September 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$10,283	$6,582
Net cash used in investing activities	$(6,161)	$(2,052)
Net cash used in financing activities	$(8,548)	$(3,079)
Net (decrease) increase in cash and cash equivalents	$(4,377)	$1,487
Cash and cash equivalents at end of period	$77,314	$79,073
Our cash and cash equivalents decreased by $4.4 million from June 30, 2016 to September 30, 2016, primarily as a result of $10.3 million in cash generated from operating activities offset by $6.1 million in purchases of property and equipment. The increase in purchases of property and equipment in fiscal 2017 is due to the ongoing needs in our existing business including the build-out of our new corporate headquarters and through the addition of the Carve-Out Business. In addition, we used $6.1 million for the retirement of common stock and a debt principal payment of $2.5 million.
Operating Activities
During the three months ended September 30, 2016, we generated $10.3 million in cash from operating activities, an increase of $3.7 million when compared to the same period in fiscal 2016. During the three months ended September 30, 2016, we generated $1.0 million in higher comparable net income, $22.9 million higher collections from accounts receivables, and $4.0 million higher depreciation and amortization expense as compared to the same period in fiscal 2016. The increases were partially offset by $16.4 million of cash used for accounts payable and accrued expenses, $4.9 million of cash used in prepaid expenses and other current assets, and $4.5 million decrease in deferred revenues and customer advances as compared to the same period in the prior year. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the three months ended September 30, 2016, we used $6.2 million in investing activities compared to $2.1 million during the same period in fiscal 2016. The increase was primarily driven by $4.2 million higher purchases of property and equipment in fiscal 2017 due to the ongoing needs in our existing business including the build-out of our new corporate headquarters and through the addition of the Carve-Out Business.

Financing Activities
During the three months ended September 30, 2016, we used $8.5 million in financing activities compared to $3.1 million during the same period in fiscal 2016. The $5.5 million increase in cash used in financing activities was primarily due to $2.4 million more used for the retirement of common stock and a debt principal payment of $2.5 million during the three months ended September 30, 2016.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2016:

(In thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$39,344	$39,344	$—	$—	$—
Operating leases	44,087	5,918	10,225	8,472	19,472
Debt principal payment obligations (1)	197,500	10,000	27,500	160,000	—
	$280,931	$55,262	$37,725	$168,472	$19,472
(1) Interest payments are due quarterly on the outstanding term loan. Future interest payments are not included in the schedule of commitments and contractual obligations due to the variable nature of the interest rate.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $39.3 million at September 30, 2016.
We have a liability at September 30, 2016 of $1.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. It is reasonably possible that within the next 12 months this liability, exclusive of interest, may decrease by up to $0.8 million upon the conclusion of the Internal Revenue Service audit of fiscal year 2013. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
We may elect from time to time to purchase and subsequently retire shares of common stock in order to settle individual employees’ tax liability associated with vesting of a restricted stock award or exercise of stock options. These transactions would be treated as a use of cash in financing activities in our statement of cash flows.
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
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA, adjusted income, adjusted earnings per share ("adjusted EPS") and free cash flow.
Adjusted EBITDA is defined as income before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2016	2015
Net income	$3,819	$2,856
Interest expense (income), net	1,782	(22)
Income taxes	(1,259)	368
Depreciation	2,718	1,588
Amortization of intangible assets	4,602	1,713
Restructuring and other charges	297	338
Impairment of long-lived assets	—	—
Acquisition and financing costs	553	2,298
Fair value adjustments from purchase accounting	2,077	—
Litigation and settlement (income) expense, net	—	—
Stock-based compensation expense	3,632	2,702
Adjusted EBITDA	$18,221	$11,841
Adjusted income and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income as income before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, stock-based compensation expense, and the tax impact of those items. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
Adjusted income and adjusted EPS are non-GAAP financial measures and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the adjusted income and adjusted EPS financial adjustments described above, and investors should not infer from our presentation of these non-GAAP financial measures that these costs are unusual, infrequent or non-recurring.

The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended September 30,
(In thousands, except per share data)	2016		2015
Net income and earnings per share	$3,819	$0.10	$2,856	$0.08
Amortization of intangible assets	4,602		1,713
Restructuring and other charges	297		338
Impairment of long-lived assets	—		—
Acquisition and financing costs	553		2,298
Fair value adjustments from purchase accounting (1)	2,077		—
Litigation and settlement (income) expenses, net	—		—
Stock-based compensation expense	3,632		2,702
Impact to income taxes (2)	(6,085)		(3,466)
Adjusted income and adjusted earnings per share	$8,895	$0.22	$6,441	$0.19

Diluted weighted-average shares outstanding		39,865		33,616

(1) Fiscal 2017 fair value adjustments from purchase accounting relates to Carve-Out Business inventory step up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended September 30,
(In thousands)	2016	2015
Cash provided by operating activities	$10,283	$6,582
Purchase of property and equipment	(6,050)	(1,867)
Free cash flow	$4,233	$4,715
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, an amendment of the FASB Accounting Standards Codification. The ASU has added additional disclosure requirements to the codification. It requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about the company’s ability to continue as a going concern. Substantial doubt exists if it is probable (the “probable” threshold under U.S. GAAP has generally been interpreted to be between 75 and 80 percent) that the company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). The ASU is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect a going concern uncertainty in the foreseeable future, and therefore this guidance is not expected to have a material impact to our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are evaluating the effect that ASU 2016-15 will have on our consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2016, we adopted FASB ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU aligns U.S. GAAP more closely with International Financial Reporting Standards. We will continue to evaluate whether items are unusual in nature or infrequent in their occurrence for disclosure purposes and when estimating the annual effective tax rate for interim reporting purposes. Such adoption did not have any impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2016 to September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired Carve-Out Business into our overall internal control over financial reporting environment.

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
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There have been no material changes from the factors disclosed in our 2016 Annual Report on Form 10-K filed on August 16, 2016, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on November 3, 2016.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer