Form 10-Q
period 2016-12-31
MERCURY SYSTEMS INC
filed 2017-02-09
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016
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
Shares of Common Stock outstanding as of January 31, 2017: 41,043,509 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$46,185	$81,691
Accounts receivable, net of allowance for doubtful accounts of $52 and $92 at December 31, 2016 and June 30, 2016, respectively	68,827	73,427
Unbilled receivables and costs in excess of billings	28,052	22,467
Inventory	70,088	58,284
Prepaid income taxes	5,049	3,401
Prepaid expenses and other current assets	6,646	6,122
Total current assets	224,847	245,392
Restricted cash	—	264
Property and equipment, net	39,379	28,337
Goodwill	366,791	344,027
Intangible assets, net	122,308	116,673
Other non-current assets	1,952	1,803
Total assets	$755,277	$736,496
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,236	$26,723
Accrued expenses	10,547	10,273
Accrued compensation	15,841	13,283
Deferred revenues and customer advances	5,896	7,365
Current portion of long-term debt	10,000	10,000
Total current liabilities	68,520	67,644
Deferred income taxes	11,954	11,842
Income taxes payable	700	700
Long-term debt	180,710	182,275
Other non-current liabilities	8,677	991
Total liabilities	270,561	263,452
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 39,240,893 and 38,675,340 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	392	387
Additional paid-in capital	360,477	357,500
Retained earnings	123,233	114,210
Accumulated other comprehensive income	614	947
Total shareholders’ equity	484,716	473,044
Total liabilities and shareholders’ equity	$755,277	$736,496

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net revenues	$98,014	$60,417	$185,663	$118,826
Cost of revenues	50,625	30,678	98,830	60,785
Gross margin	47,389	29,739	86,833	58,041
Operating expenses:
Selling, general and administrative	19,320	12,583	36,864	24,709
Research and development	13,156	8,845	25,994	17,711
Amortization of intangible assets	4,888	1,638	9,490	3,351
Restructuring and other charges	69	221	366	559
Impairment of long-lived assets	—	231	—	231
Acquisition costs and other related expenses	998	(148)	1,419	1,980
Total operating expenses	38,431	23,370	74,133	48,541
Income from operations	8,958	6,369	12,700	9,500
Interest income	10	26	50	50
Interest expense	(1,898)	(5)	(3,720)	(7)
Other (expense) income, net	(87)	83	513	154
Income before income taxes	6,983	6,473	9,543	9,697
Tax provision	1,779	1,433	520	1,801
Net income	$5,204	$5,040	$9,023	$7,896
Basic net earnings per share	$0.13	$0.15	$0.23	$0.24
Diluted net earnings per share	$0.13	$0.15	$0.23	$0.23

Weighted-average shares outstanding:
Basic	39,151	33,120	39,004	33,047
Diluted	39,985	33,831	39,920	33,819

Comprehensive income:
Net income	$5,204	$5,040	$9,023	$7,896
Foreign currency translation adjustments	(341)	(28)	(333)	(11)
Total comprehensive income	$4,863	$5,012	$8,690	$7,885
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$9,023	$7,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,176	6,559
Stock-based compensation expense	7,725	5,094
Benefit for deferred income taxes	(1,002)	(894)
Impairment of goodwill and long-lived assets	—	231
Non-cash interest expense	935	—
Other non-cash items	(341)	(384)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	1,189	(6,254)
Inventory	(3,882)	(4,677)
Prepaid income taxes	(1,623)	867
Prepaid expenses and other current assets	376	3,315
Other non-current assets	(97)	(860)
Accounts payable and accrued expenses	(1,903)	5,902
Deferred revenues and customer advances	(1,310)	2,034
Income taxes payable	305	47
Other non-current liabilities	(50)	(39)
Net cash provided by operating activities	24,521	18,837
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(38,764)	(9,764)
Purchases of property and equipment	(13,753)	(3,156)
Increase in other investing activities	(111)	(185)
Net cash used in investing activities	(52,628)	(13,105)
Cash flows from financing activities:
Proceeds from employee stock plans	2,733	2,297
Payments for retirement of common stock	(7,560)	(4,124)
Payments of term debt	(2,500)	—
Net cash used in financing activities	(7,327)	(1,827)
Effect of exchange rate changes on cash and cash equivalents	(72)	63
Net (decrease) increase in cash and cash equivalents	(35,506)	3,968
Cash and cash equivalents at beginning of period	81,691	77,586
Cash and cash equivalents at end of period	$46,185	$81,554
Cash paid during the period for:
Interest	$2,785	$7
Income taxes	$2,731	$1,759
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$1,816	$—
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and mission processing subsystems. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. The Company is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, F-35, Predator, Reaper and Paveway. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2016 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2016. The results for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.
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
RECLASSIFICATION
The Company has restated the income tax provision for the three and six months ended December 31, 2015 by $247 and $1,143, respectively, for the adoption of FASB Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The adoption resulted in a decrease in the income tax provision in both periods associated with excess tax benefits, which previously was reflected as a change in additional paid in capital before the adoption of this ASU. The Company’s Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows have been updated to reflect this change.
The Company included costs related to the sustainment of its product portfolio as research and development expense, which was previously included as costs of revenues on the Consolidated Statements of Operations and Comprehensive Income. For comparative purposes, for the three and six months ended December 31, 2015, the Company has reclassified $1,161 and $1,934, respectively, from costs of revenues to research and development expense.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be permanently reinvested. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 23% and 29% of total revenues in the three and six months ended December 31, 2016, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 36% and 42% of total revenues in the three and six months ended December 31, 2015, respectively.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	39,151	33,120	39,004	33,047
Effect of dilutive equity instruments	834	711	916	772
Diluted weighted-average shares outstanding	39,985	33,831	39,920	33,819
Equity instruments to purchase 9 and 6 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2016 because the equity instruments were anti-dilutive. Equity instruments to purchase 2 and 25 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2015 because the equity instruments were anti-dilutive.
C. Acquisitions
CES CREATIVE ELECTRONIC SYSTEMS AQUISITION
On November 4, 2016, the Company and CES Creative Electronic Systems S.A. ("CES") entered into a Stock Purchase Agreement, pursuant to which, Mercury acquired CES for a total purchase price of $39,123, subject to net working capital and net debt adjustments. The acquisition and associated transaction expenses were funded with cash on hand. Based in Geneva, Switzerland, CES is a leading provider of embedded solutions for military and aerospace mission-critical computing applications. CES specializes in the design, development and manufacture of safety-certifiable product and subsystems solutions including: primary flight control units, flight test computers, mission computers, command and control processors, graphics and video processing and avionics-certified Ethernet and IO. CES has decades of experience designing subsystems deployed in applications certified up to the highest levels of design assurance. CES products and solutions are used on platforms such as aerial refueling tankers and multi-mission aircraft, as well as the several types of unmanned platforms.
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of CES:

Amounts
Consideration transferred
Cash paid at closing	$39,123
Working capital adjustment	(359)
Net purchase price	$38,764

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$2,698
Inventory	8,072
Fixed assets	1,468
Current and non-current deferred tax assets	312
Other current and non-current assets	1,073
Current liabilities	(3,141)
Non-current liabilities	(8,031)
Non-current deferred tax liabilities	(1,169)
Estimated fair value of net tangible assets acquired	1,282
Estimated fair value of identifiable intangible assets	15,134
Estimated goodwill	22,348
Estimated fair value of assets acquired	38,764
Net purchase price	$38,764
The amounts above represent the preliminary fair value estimates as of December 31, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period. The preliminary identifiable intangible asset estimates include customer relationships of $9,472 with a useful life of 9 years and developed technology of $5,662 with a useful life of 7 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $22,348 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. CES provides the Company with in mission computing, safety-critical avionics and platform management that are in demand from our customers. These new capabilities will also substantially expand Mercury’s addressable market into commercial aerospace, defense platform management, C4I and mission computing markets that are aligned to Mercury’s existing market focus. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the MCE reporting unit.
The revenues and net income from CES included in the Company's consolidated results for the three and six months ended December 31, 2016 were $3,956 and $207, respectively.

CARVE-OUT BUSINESS AQUISITION
On March 23, 2016, the Company and Microsemi Corporation (“Microsemi”) entered into a Stock Purchase Agreement, pursuant to which, Microsemi agreed to sell all the membership interests in its custom microelectronics, RF and microwave solutions and embedded security operations (the “Carve-Out Business”) to the Company for $300,000 in cash on a cash-free, debt-free basis, subject to a working capital adjustment. On May 2, 2016, the transaction closed and the Company acquired the Carve-Out Business. Pursuant to the terms of the Stock Purchase Agreement, all outstanding Carve-Out Business employee stock awards that were unvested at the closing were replaced by Mercury. The replacement stock awards granted were determined based on a conversion ratio provided in the Stock Purchase Agreement. Mercury funded the acquisition with a combination of a new $200,000 bank term loan facility (see Note I) and cash on hand, which included net proceeds of approximately $92,788 raised from an underwritten common stock public offering.
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of the Carve-Out Business:

Amounts
Consideration transferred
Cash paid at closing	$300,000
Value allocated to replacement awards	407
Net purchase price	$300,407

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$17,092
Inventory	25,477
Fixed assets	13,996
Other current and non-current assets	524
Current liabilities	(4,692)
Non-current deferred tax liabilities	(25,449)
Estimated fair value of net tangible assets acquired	26,948
Estimated fair value of identifiable intangible assets	102,800
Estimated goodwill	170,659
Estimated fair value of assets acquired	300,407
Net purchase price	$300,407
The amounts above represent the preliminary fair value estimates as of December 31, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $70,900, completed technology of $29,700 and backlog of $2,200. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $170,659 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Carve-Out Business provides the Company with additional capability and expertise related to embedded security custom microelectronics, and microwave and radio frequency technology. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the Carve-Out Business reporting unit. As of December 31, 2016, the Company had $29,461 of goodwill related to the Carve-Out Business deductible for tax purposes.
The revenues and net loss from the Carve-Out Business included in the Company's consolidated results for the three months ended December 31, 2016 were $25,986 and $(1,495), respectively. The revenues and net loss from the Carve-Out Business included in the Company's consolidated results for the six months ended December 31, 2016 were $50,296 and $(3,913), respectively.

Pro Forma Financial Information
The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the Carve-Out Business acquisition had occurred on July 1, 2015:

	Three Months ended December 31,	Six Months ended December 31,
	2015	2015
Pro forma net revenues	$85,393	$168,496
Pro forma net income	$5,041	$7,080
Basic pro forma net earnings per share	$0.13	$0.18
Diluted pro forma net earnings per share	$0.13	$0.18
The unaudited pro forma results presented above are for illustrative purposes only for the applicable periods and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.
LEWIS INNOVATIVE TECHNOLOGIES ACQUISITION
On December 16, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Lewis Innovative Technologies, Inc. (“LIT”) and the holders of the equity interests of LIT. Pursuant to the Share Purchase Agreement, the Company completed its purchase of all of the equity interests in LIT, and LIT became a wholly-owned subsidiary of the Company. Based in Huntsville, Alabama, LIT provides advanced security technology and development services necessary for protecting systems critical to national security while meeting strict Department of Defense (“DoD”) program protection requirements.
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
The fair value estimates of LIT's assets and liabilities have not changed since June 30, 2016. On December 15, 2016, the measurement period for LIT expired with no further adjustments required.

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at December 31, 2016:

	Fair Value Measurements
	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$115	$—	$115	$—
Total	$115	$—	$115	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s certificates of deposit are determined through quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. The Company determined the face value of its long-term debt approximates fair value at December 31, 2016 due to the recent issuance and stability of interest rates during this period. The Company has an immaterial cost-method investment. The cost-method investment, which is presented within other non-current assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value, as such the Company recorded the investment at cost and will continue to evaluate the asset for impairment on a quarterly basis.

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

	December 31, 2016	June 30, 2016
Raw materials	$35,776	$31,205
Work in process	19,536	15,967
Finished goods	14,776	11,112
Total	$70,088	$58,284
The $11,804 increase in inventory was primarily due to the inclusion of inventory from CES. There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the six months ended December 31, 2016:

	MCE	MDS	Carve-Out Business	Total
Balance at June 30, 2016	$134,378	$39,406	$170,243	$344,027
Goodwill adjustment for the Carve-Out Business acquisition	—	—	416	416
Goodwill arising from the CES acquisition	22,348	—	—	22,348
Balance at December 31, 2016	$156,726	$39,406	$170,659	$366,791
During the six months ended December 31, 2016, the Company recorded a $416 adjustment to goodwill related to the acquisition of the Carve-Out Business. The adjustment was the result of changes in fair value estimates derived from additional information obtained during the measurement period.
In the six months ended December 31, 2016, there were no triggering events, as defined by FASB ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2016	$190	$736	$926
Restructuring and other charges	214	152	366
Cash paid	(242)	(529)	(771)
Restructuring liability at December 31, 2016	$162	$359	$521
During the six months ended December 31, 2016, the Company incurred net restructuring and other charges of $366. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
All of the restructuring and other charges are classified as operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.

H.	Income Taxes
The Company recorded an income tax provision of $1,779 and of $1,433 on income from operations before income taxes of $6,983 and $6,473 for the three months ended December 31, 2016 and 2015, respectively. The Company recorded an income tax provision of $520 and of $1,801 on income from operations before income taxes of $9,543 and $9,697 for the six months ended December 31, 2016 and 2015, respectively. The effective tax rate for the three and six months ended December 31, 2016 and 2015 differed from the federal statutory rate primarily due to federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
No material changes in the Company’s unrecognized tax positions occurred during the six months ended December 31, 2016. The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the six months ended December 31, 2016. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $757 at the conclusion of the audit. The Company expects that the decrease, if recognized, would not affect the effective tax rate.

I.	Debt
TERM LOAN AND REVOLVING CREDIT FACILITIES
On May 2, 2016, the Company and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent. The Credit Agreement provides for a $200,000 term loan facility ("Term Loan") and a $100,000 revolving credit facility ("Revolver"). As of December 31, 2016, the Company’s outstanding balance on the Term Loan was $197,500, before $6,790 of unamortized debt issuance costs. The stated interest rate of the Term Loan was 3.0% as of December 31, 2016.
The Company was in compliance with all covenants and conditions under the Credit Agreement. There were no borrowings against the Revolver; however, there were outstanding letters of credit of $5,624 as of December 31, 2016.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at December 31, 2016. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,809 shares available for future grant under the 2005 Plan at December 31, 2016.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 50 and 46 shares issued under the ESPP during the six months ended December 31, 2016 and 2015, respectively. Shares available for future purchase under the ESPP totaled 348 at December 31, 2016.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2016	258	$13.34	1.06
Granted	—	—
Exercised	(126)	13.27
Cancelled	—	—
Outstanding at December 31, 2016	132	$13.41	0.82
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2016:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	1,666	$13.09
Granted	675	23.92
Vested	(702)	11.41
Forfeited	(28)	15.99
Outstanding at December 31, 2016	1,611	$18.31
STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the six months ended December 31, 2016 and 2015 in accordance with FASB ASC 718, Compensation - Stock Compensation. The Company had $177 and $153 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Cost of revenues	$148	$6	$223	$155
Selling, general and administrative	3,539	2,063	6,578	4,191
Research and development	406	323	924	748
Share-based compensation expense before tax	4,093	2,392	7,725	5,094
Income taxes	(1,575)	(992)	(2,964)	(2,033)
Share-based compensation expense, net of income taxes	$2,518	$1,400	$4,761	$3,061

K.	Pension
DEFINED BENEFIT PLAN
With the acquisition of CES on November 4, 2016, the Company assumed a pension plan (the "Plan") for Swiss employees, mandated by Swiss law. The Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Company recognizes a net asset or liability for this defined benefit pension plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the Plan.

At the acquisition date, the Company recorded a liability of approximately $7,658 in other non-current liabilities representing the net funded status of the Plan. As described in Note C of the consolidated financial statements, the fair values of the assets acquired and liabilities assumed from CES are preliminary estimates, including the estimate of the net liability associated with the Plan. This estimate is subject to subsequent adjustment as the Company obtains additional information during the measurement period and any subsequent adjustments to this fair value estimate occurring during the measurement period will result in an adjustment to goodwill. The Company recognized net periodic benefit cost of $69 associated with the Plan from the acquisition date of November 4, 2016 through December 31, 2016. Fiscal 2017 cash contributions to the Plan are expected to be $325.

L.	Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company is comprised of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with FASB ASC 280, Segment Reporting.
The geographic distribution of the Company’s revenues is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2016
Net revenues to unaffiliated customers	$91,407	$5,809	$798	$—	$98,014
Inter-geographic revenues	1,893	—	—	(1,893)	—
Net revenues	$93,300	$5,809	$798	$(1,893)	$98,014
THREE MONTHS ENDED DECEMBER 31, 2015
Net revenues to unaffiliated customers	$58,211	$653	$1,553	$—	$60,417
Inter-geographic revenues	1,949	371	—	(2,320)	—
Net revenues	$60,160	$1,024	$1,553	$(2,320)	$60,417
SIX MONTHS ENDED DECEMBER 31, 2016
Net revenues to unaffiliated customers	$174,455	$6,662	$4,546	$—	$185,663
Inter-geographic revenues	5,180	15	—	(5,195)	—
Net revenues	$179,635	$6,677	$4,546	$(5,195)	$185,663
SIX MONTHS ENDED DECEMBER 31, 2015
Net revenues to unaffiliated customers	$115,573	$1,111	$2,142	$—	$118,826
Inter-geographic revenues	3,203	402	—	(3,605)	—
Net revenues	$118,776	$1,513	$2,142	$(3,605)	$118,826
Foreign revenue is based on the country in which the Company’s legal subsidiary is domiciled.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
December 31, 2016	$37,863	$1,496	$20	$—	$39,379
June 30, 2016	$28,187	$127	$23	$—	$28,337
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Raytheon Company	22%	29%	19%	33%
Lockheed Martin Corporation	13%	26%	19%	21%
Northrop Grumman Corporation	10%	*	*	*
	45%	55%	38%	54%

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
F-35	11%	13%	*	*
Aegis	*	*	10%	*
SEWIP	*	16%	*	12%
Patriot	*	11%	*	14%
	11%	40%	10%	26%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of December 31, 2016, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $41,603.
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

N.	Subsequent Events
On January 26, 2017, the Company entered into an underwriting agreement. Pursuant to the terms and conditions of the underwriting agreement, the Company agreed to sell 6,000 shares of its common stock, par value $0.01 per share, at a price to the public of $33.00 per share. Pursuant to the underwriting agreement, the Company granted the underwriters an option to purchase up to an additional 900 shares of its common stock within 30 days after the date of the underwriting agreement to cover the overallotment.
The offering was made pursuant to a shelf registration statement previously filed with the SEC on August 15, 2014. On February 1, 2017, the Company closed the offering, including the full over-allotment allocation, selling an aggregate of 6,900 shares of common stock for total proceeds of $216,315 before expenses, but after underwriting fees of $11,385. The Company intends to use the net proceeds for general corporate purposes, including but not limited to: the acquisition of other companies or businesses, the refinancing or repayment of debt, working capital, share repurchases and capital expenditures.
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
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. We are pioneering a next-generation defense electronics business model specifically designed to meet the industry’s current and emerging technology and business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, F-35, Predator, Reaper and Paveway. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.
Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies and subsystems. We utilize leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include data signal, sensor and image processing; all of this while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power), that are common in military applications. We have design, development, and manufacturing capabilities in mission computing, safety-critical avionics and platform management. In addition, we design and manufacture RF, microwave and millimeter wave components and subsystems to meet the needs of the radar, electronic warfare (“EW”), signals intelligence (“SIGINT”) and other high bandwidth communications requirements and applications.
We also provide significant capabilities relating to pre-integrated EW, electronic attack (“EA”) and electronic counter measure (“ECM”) subsystems, SIGINT and electro-optical/infrared (“EO/IR”) processing technologies, and radar environment test and simulation systems. We deploy these solutions on behalf of defense prime contractors and the Department of Defense (“DoD”), leveraging commercially available technologies and solutions (or “building blocks”) from our business and other commercial suppliers. We leverage this technology to design and build integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. We bring significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.
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
As of December 31, 2016, we had 1,063 employees. Our consolidated revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended December 31, 2016 were $98.0 million, $5.2 million, $0.13, $0.30, and $23.0 million, respectively. Our consolidated revenues, net income, net earnings per share, adjusted EPS, and adjusted EBITDA for the six months ended December 31, 2016 were $185.7 million, $9.0 million, $0.23, $0.52, and $41.2 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
RESULTS OF OPERATIONS:
Results of operations for the three and six month periods ended December 31, 2015 do not include results for CES Creative Electronic Systems S.A. (“CES”) and the acquired custom microelectronics, RF and microwave solutions, and embedded security operations from Microsemi Corporation (the “Carve-Out Business”) (since both businesses were acquired subsequent to December 31, 2015) and only include the results for Lewis Innovative Technologies, Inc. (“LIT”), acquired on December 16, 2015, for a portion of those periods. Accordingly, the periods presented below are not comparable.
Three months ended December 31, 2016 compared to the three months ended December 31, 2015
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2016	As a % of Total Net Revenue	December 31, 2015	As a % of Total Net Revenue
Net revenues	$98,014	100.0%	$60,417	100.0%
Cost of revenues	50,625	51.7	30,678	50.8
Gross margin	47,389	48.3	29,739	49.2
Operating expenses:
Selling, general and administrative	19,320	19.7	12,583	20.8
Research and development	13,156	13.4	8,845	14.6
Amortization of intangible assets	4,888	5.0	1,638	2.7
Restructuring and other charges	69	0.1	221	0.4
Impairment of long-lived assets	—	—	231	0.4
Acquisition costs and other related expenses	998	1.0	(148)	(0.2)
Total operating expenses	38,431	39.2	23,370	38.7
Income from operations	8,958	9.1	6,369	10.5
Interest income	10	—	26	0.1
Interest expense	(1,898)	(1.9)	(5)	—
Other (expense) income, net	(87)	(0.1)	83	0.1
Income before income taxes	6,983	7.1	6,473	10.7
Tax provision	1,779	1.8	1,433	2.4
Net income	$5,204	5.3%	$5,040	8.3%
REVENUES
Total revenues increased $37.6 million, or 62%, to $98.0 million during the three months ended December 31, 2016 as compared to the same period in fiscal 2016. The increase in total revenues is primarily attributed to $26.0 million of revenue from the Carve-Out Business and $4.0 million from the newly acquired CES. The increase of $7.6 million organic revenue was due to higher revenues from the Reaper, Long Range Discrimination Radar ("LRDR"), F-35, and Filthy Buzzard programs, partially offset by lower Patriot and SEWIP program revenues. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, increased $2.3 million to $15.0 million during the three months ended December 31, 2016, compared to $12.7 million in the same period in the prior fiscal year. International revenues represented 15% and 21% of total revenues during the three months ended December 31, 2016 and 2015, respectively.

GROSS MARGIN
Gross margin was 48.3% for the three months ended December 31, 2016, a decrease of 90 basis points from the 49.2% gross margin achieved during the same period in fiscal 2016 with both periods benefiting from approximately $6.9 million and $6.5 million of high margin F-35 royalty revenues, respectively. The lower gross margin between years was driven by the amortization of $0.9 million in inventory step-up during the three months ended December 31, 2016 related to the acquisitions of the Carve-Out Business and CES, and changes in product mix.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.7 million, or 54%, to $19.3 million during the three months ended December 31, 2016, compared to $12.6 million in the same period in fiscal 2016. The increase was primarily due to higher compensation related costs driven by added headcount resulting from the acquisition of the Carve-Out Business in the fourth quarter of fiscal 2016 and the acquisition of CES in the second quarter of fiscal 2017. Additionally, during the three months ended December 31, 2016, we incurred $0.4 million in non-cash rent expense associated with our new corporate headquarters in Andover, Massachusetts. Selling, general and administrative expenses as a percentage of revenues slightly decreased for the three months ended December 31, 2016 as compared to the same period in fiscal 2016. The decrease was due to higher revenues in the first three months of fiscal 2017, as compared to the same period in fiscal 2016.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $4.3 million, or 49%, to $13.2 million during the three months ended December 31, 2016, compared to $8.8 million during the same period in fiscal 2016. The increase was primarily due to increased headcount resulting from the acquisition of the Carve-Out Business and the acquisition of CES driving higher compensation related costs, higher depreciation and increased prototype expenditures.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased to less than $0.1 million during the three months ended December 31, 2016, compared to $0.2 million during the same period in fiscal 2016. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
IMPAIRMENT OF LONG-LIVED ASSETS
Pursuant to the completion of the LIT acquisition, we incurred $0.2 million impairment expense related to a pre-existing relationship during the second quarter of fiscal 2016.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.0 million of acquisition costs and other related expenses during the three months ended December 31, 2016, compared to ($0.1) million during the same period in fiscal 2016. The expense during the three months ended December 31, 2016 is primarily driven by the CES acquisition completed on November 4, 2016. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities within the sensor processing chain.
INTEREST EXPENSE
We incurred $1.9 million of interest expense during the three months ended December 31, 2016 compared to less than $0.1 million in the same period in fiscal 2016. The increase was driven by $1.4 million cash interest expense related to our Term Loan and $0.5 million of non-cash interest expense related to the amortization of debt issuance costs on our Term Loan, which was entered into during the fourth quarter of fiscal 2016.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net decreased $0.2 million to ($0.1) million during the three months ended December 31, 2016, as compared to $0.1 million in the same period in fiscal 2016. Both periods include $0.3 million related to the amortization of the gain on the sale leaseback of our corporate headquarters, partially offset by $0.1 million and $0.2 million in bank fees during the three months ended December 31, 2016 and 2015, respectively. In addition, there was $0.2 million in foreign exchange losses during the three months ended December 31, 2016.
INCOME TAXES
We recorded an income tax provision of $1.8 million during the three months ended December 31, 2016 as compared to a $1.4 million income tax provision for the same period in fiscal 2016. During the three months ended December 31, 2016, and 2015, we recognized a discrete tax benefit of $0.6 million and $0.2 million, respectively, related to excess tax benefits on stock-

based compensation. Our effective tax rate for the three months ended December 31, 2016 and 2015 differed from the federal statutory tax rate of 35% primarily due to federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
Six months ended December 31, 2016 compared to the six months ended December 31, 2015
The following tables set forth, for the six months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2016	As a % of Total Net Revenue	December 31, 2015	As a % of Total Net Revenue
Net revenues	$185,663	100.0%	$118,826	100.0%
Cost of revenues	98,830	53.2	60,785	51.2
Gross margin	86,833	46.8	58,041	48.8
Operating expenses:
Selling, general and administrative	36,864	19.9	24,709	20.8
Research and development	25,994	14.0	17,711	14.9
Amortization of intangible assets	9,490	5.1	3,351	2.8
Restructuring and other charges	366	0.2	559	0.5
Impairment of long-lived assets	—	—	231	0.2
Acquisition costs and other related expenses	1,419	0.7	1,980	1.6
Total operating expenses	74,133	39.9	48,541	40.8
Income from operations	12,700	6.9	9,500	8.0
Interest income	50	—	50	—
Interest expense	(3,720)	(2.0)	(7)	—
Other income, net	513	0.3	154	0.1
Income before income taxes	9,543	5.2	9,697	8.1
Tax provision	520	0.3	1,801	1.5
Net income	$9,023	4.9%	$7,896	6.6%
REVENUES
Total revenues increased $66.8 million, or 56%, to $185.7 million during the six months ended December 31, 2016 as compared to the same period in fiscal 2016. The increase in total revenues is primarily attributed to $50.3 million of revenue from the Carve-Out Business and $4.0 million from the newly acquired CES. The increase of $12.5 million organic revenue is primarily attributed to increases in the Aegis, LRDR, and F-35 programs, partially offset by lower revenues from the Patriot and SEWIP programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, were $29.1 million during the six months ended December 31, 2016, compared to $21.1 million in the same period in the prior fiscal year. International revenues represented 16% and 18% of total revenues during the six months ended December 31, 2016 and 2015, respectively.
GROSS MARGIN
Gross margin was 46.8% for the six months ended December 31, 2016, a decrease of 200 basis points from the 48.8% gross margin during the same period in fiscal 2016. The lower gross margin between years was driven by the amortization of $2.9 million in inventory step-up during the six months ended December 31, 2016 related to the acquisitions of the Carve-Out Business and CES, and changes in product mix.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $12.2 million, or 49%, to $36.9 million during the six months ended December 31, 2016, compared to $24.7 million in the same period in fiscal 2016. The increase was primarily due to higher compensation expense due to increased headcount from the acquisition of the Carve-Out Business and the acquisition of CES, coupled with $0.7 million in non-cash rent expense associated with our new corporate headquarters in Andover, Massachusetts and higher depreciation expense of $0.5 million due to the acquired businesses during the six months ended December 31, 2016. Selling, general and administrative expenses decreased as a percentage of revenues to 19.9% during the six months ended

December 31, 2016 from 20.8% during the same period in fiscal 2016. The decrease was due to higher revenues in the first six months of fiscal 2017, as compared to the same period in fiscal 2016.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $8.3 million, or 47% to $26.0 million during the six months ended December 31, 2016, compared to $17.7 million during the same period in fiscal 2016. The increase was primarily due to increased headcount resulting from the acquisition of the Carve-Out Business and the acquisition of CES driving higher compensation related costs, higher depreciation and increased prototype expenditures.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $0.4 million for the six months ended December 31, 2016, as compared to $0.6 million during the same period in fiscal 2016. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.4 million of acquisition costs and other related expenses during the six months ended December 31, 2016, compared to $2.0 million during the same period in fiscal 2016. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities within the sensor processing chain.
INTEREST EXPENSE
We incurred $3.7 million of interest expense during the six months ended December 31, 2016 compared to less than $0.1 million in the same period in fiscal 2016. The increase was driven by $2.8 million cash interest expense related to our Term Loan and $0.9 million of non-cash interest expense related to the amortization of debt issuance costs on our Term Loan, which was entered into during the fourth quarter of fiscal 2016.
OTHER INCOME, NET
Other income, net was $0.5 million during the six months ended December 31, 2016, compared to $0.2 million during the same period in fiscal 2016. Both periods include $0.6 million related to the amortization of the gain on the sale leaseback of our corporate headquarters. The gain was partially offset by $0.2 million and $0.4 million in bank fees during the six months ended December 31, 2016 and 2015, respectively.
INCOME TAXES
We recorded an income tax provision of $0.5 million during the six months ended December 31, 2016 as compared to $1.8 million for the same period in fiscal 2016. During the six months ended December 31, 2016, and 2015, we recognized a discrete tax benefit of $2.8 million and $1.1 million, respectively, related to excess tax benefits on stock-based compensation. Our effective tax rates for the six months ended December 31, 2016 and 2015 differed from the federal statutory tax rate of 35% primarily due to federal research and development tax credits, domestic manufacturing deduction, excess benefits related to stock compensation, and state taxes.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity comes from existing cash and cash generated from operations and our revolving credit facility. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments with our contract manufacturers, and interest and principal payments under our Term Loan. Additionally, we currently expect approximately $15.0 million to $16.0 million of capital expenditures related to the build-out of our new corporate headquarters, and integration activities associated with the Carve-Out Business in the third quarter of fiscal 2017.
Based on our current plans and business conditions, we believe that existing cash and cash equivalents, available revolving credit facility, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Term Loan and Revolving Credit Facilities
On May 2, 2016, we entered into a $200.0 million senior secured term loan A and $100.0 million revolving credit facility (“Revolver”) with a syndicate of commercial banks, with Bank of America, N.A. acting as the administrative agent (collectively, the “Credit Agreement”). Pursuant to the Revolver we can, subject to compliance with the applicable financial covenants, borrow up to $100.0 million for working capital, acquisitions, and general corporate purposes of ours and our subsidiaries. As of December 31, 2016, there was $100.0 million of borrowing capacity available under the Revolver. As of December 31, 2016, there were no borrowings outstanding on the Revolver; however, there were outstanding letters of credit of $5.6 million. The Company was in compliance with all covenants and conditions under the Credit Agreement.
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
We have approximately $190.0 million of availability remaining under the shelf registration statement.
Equity Offering
On January 26, 2017, we entered into an underwriting agreement. Pursuant to the terms and conditions of the underwriting agreement, we agreed to sell 6.0 million shares of its common stock, par value $0.01 per share, at a price to the public of $33.00 per share. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase up to an additional 0.9 million shares of its common stock within 30 days after the date of the underwriting agreement to cover the overallotment.
The offering was made pursuant to a shelf registration statement previously filed with the SEC on August 15, 2014. On February 1, 2017, we closed the offering, including the full over-allotment allocation, selling an aggregate of 6.9 million shares of common stock for total proceeds of $216.3 million before expenses, but after underwriting fees of $11.4 million. We intend to use the net proceeds for general corporate purposes, including but not limited to: the acquisition of other companies or businesses, the refinancing or repayment of debt, working capital, share repurchases and capital expenditures.
CASH FLOWS

	As Of and For the Six Month Period Ended December 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$24,521	$18,837
Net cash used in investing activities	$(52,628)	$(13,105)
Net cash used in financing activities	$(7,327)	$(1,827)
Net (decrease) increase in cash and cash equivalents	$(35,506)	$3,968
Cash and cash equivalents at end of period	$46,185	$81,554
Our cash and cash equivalents decreased by $35.5 million from June 30, 2016 to December 31, 2016, primarily as a result of $38.8 million used in the acquisition of CES, $13.8 million in purchases of property and equipment, and $7.6 million for the retirement of common stock, partially offset by $24.5 million in cash generated from operating activities. The increase in purchases of property and equipment in fiscal 2017 is due to the ongoing needs in our existing business including the build-out of our new corporate headquarters and integration activities associated with the Carve-Out Business.
Operating Activities
During the six months ended December 31, 2016, we generated $24.5 million in cash from operating activities, an increase of $5.7 million when compared to the same period in fiscal 2016. During the six months ended December 31, 2016, we incurred $8.6 million higher depreciation and amortization expense, and we generated $7.4 million higher collections from accounts receivables as compared to the same period in fiscal 2016. The increases were partially offset by $7.8 million of cash used for accounts payable and accrued expenses, and $3.3 million decrease in deferred revenues and customer advances as compared to the same period in the prior year. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities
During the six months ended December 31, 2016, we used $52.6 million in investing activities compared to $13.1 million during the same period in fiscal 2016. The increase was primarily driven by $38.8 million in cash used to acquire CES as compared to $9.8 million in cash used to acquire LIT in the same period of fiscal 2016. Additionally, we incurred $10.6 million higher purchases of property and equipment in fiscal 2017 due to the ongoing needs in our existing business including the build-out of our new corporate headquarters and integration activities associated with the Carve-Out Business.
Financing Activities
During the six months ended December 31, 2016, we used $7.3 million in financing activities compared to $1.8 million during the same period in fiscal 2016. The $5.5 million increase in cash used in financing activities was primarily due to an additional $3.4 million for the retirement of common stock and a debt principal payment of $2.5 million during the six months ended December 31, 2016.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2016:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$41,603	$41,603	$—	$—	$—
Operating leases	44,663	6,689	10,560	8,344	19,070
Debt principal payment obligations (1)	197,500	10,000	32,500	155,000	—
	$283,766	$58,292	$43,060	$163,344	$19,070
(1) Interest payments are due quarterly on the outstanding term loan. Future interest payments are not included in the schedule of commitments and contractual obligations due to the variable nature of the interest rate.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $41.6 million at December 31, 2016.
We have a liability at December 31, 2016 of $1.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. It is reasonably possible that within the next 12 months this liability, exclusive of interest, may decrease by up to $0.8 million upon the conclusion of the Internal Revenue Service audit of fiscal year 2013. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
Adjusted EBITDA is defined as net income before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2016	2015	2016	2015
Net income	$5,204	$5,040	$9,023	$7,896
Interest expense (income), net	1,888	(21)	3,670	(43)
Income taxes	1,779	1,433	520	1,801
Depreciation	2,966	1,620	5,684	3,208
Amortization of intangible assets	4,888	1,638	9,490	3,351
Restructuring and other charges (1)	69	221	366	559
Impairment of long-lived assets	—	231	—	231
Acquisition and financing costs	1,114	25	1,667	2,323
Fair value adjustments from purchase accounting (2)	870	—	2,947	—
Litigation and settlement expense (income), net	100	—	100	—
Stock-based compensation expense	4,093	2,392	7,725	5,094
Adjusted EBITDA	$22,971	$12,579	$41,192	$24,420
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three and six months ended December 31, 2016 relates to Carve-Out Business and CES inventory step up amortization.
Adjusted income and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income as income before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.

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
The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended December 31,
(In thousands, except per share data)	2016		2015
Net income and diluted earnings per share	$5,204	$0.13	$5,040	$0.15
Amortization of intangible assets	4,888		1,638
Restructuring and other charges (1)	69		221
Impairment of long-lived assets	—		231
Acquisition and financing costs	1,114		25
Fair value adjustments from purchase accounting (2)	870		—
Litigation and settlement expenses (income), net	100		—
Stock-based compensation expense	4,093		2,392
Impact to income taxes (3)	(4,441)		(1,722)
Adjusted income and adjusted earnings per share	$11,897	$0.30	$7,825	$0.23

Diluted weighted-average shares outstanding		39,985		33,831
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended December 31, 2016 relates to Carve-Out Business and CES inventory step up amortization.
(3) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Six Months Ended December 31,
(In thousands, except per share data)	2016		2015
Net income and diluted earnings per share	$9,023	$0.23	$7,896	$0.23
Amortization of intangible assets	9,490		3,351
Restructuring and other charges (1)	366		559
Impairment of long-lived assets	—		231
Acquisition and financing costs	1,667		2,323
Fair value adjustments from purchase accounting (2)	2,947		—
Litigation and settlement expenses (income), net	100		—
Stock-based compensation expense	7,725		5,094
Impact to income taxes (3)	(10,526)		(5,188)
Adjusted income and adjusted earnings per share	$20,792	$0.52	$14,266	$0.42

Diluted weighted-average shares outstanding		39,920		33,819
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the six months ended December 31, 2016 relates to Carve-Out Business and CES inventory step up amortization.
(3) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2016	2015	2016	2015
Cash provided by operating activities	$14,238	$12,255	$24,521	$18,837
Purchase of property and equipment	(7,703)	(1,289)	(13,753)	(3,156)
Free cash flow	$6,535	$10,966	$10,768	$15,681
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2018, and we do not plan to early adopt this ASU. The standard permits the use of either the retrospective or cumulative effect transition method. We are still evaluating the effect that ASU 2014-09 will have on our past and future revenue recognition and related disclosure.
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
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current U.S. GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. For public entities, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. An entity may early adopt the standard but only at the beginning of an annual period for which it has not issued or made available for issuance financial statements (interim or annual). We are evaluating the effect that ASU 2016-16 will have on our consolidated financial statements and related disclosures.
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
There were no material changes in our exposure to market risk from June 30, 2016 to December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired Carve-Out Business and CES into our overall internal control over financial reporting environment.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on February 9, 2017.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer