Form 10-Q
period 2017-03-31
MERCURY SYSTEMS INC
filed 2017-05-04
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 0-23599
________________________________________________________________
MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 MINUTEMAN ROAD ANDOVER, MA	01810
(Address of principal executive offices)	(Zip Code)
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
Shares of Common Stock outstanding as of April 30, 2017: 47,992,802 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$270,238	$81,691
Accounts receivable, net of allowance for doubtful accounts of $67 and $92 at March 31, 2017 and June 30, 2016, respectively	68,227	73,427
Unbilled receivables and costs in excess of billings	28,389	22,467
Inventory	72,096	58,284
Prepaid income taxes	1,487	3,401
Prepaid expenses and other current assets	7,916	6,122
Total current assets	448,353	245,392
Restricted cash	—	264
Property and equipment, net	47,356	28,337
Goodwill	365,713	344,027
Intangible assets, net	117,953	116,673
Other non-current assets	2,001	1,803
Total assets	$981,376	$736,496
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,321	$26,723
Accrued expenses	14,600	10,273
Accrued compensation	17,888	13,283
Deferred revenues and customer advances	6,556	7,365
Current portion of long-term debt	10,000	10,000
Total current liabilities	73,365	67,644
Deferred income taxes	7,030	11,842
Income taxes payable	700	700
Long-term debt	176,137	182,275
Other non-current liabilities	12,762	991
Total liabilities	269,994	263,452
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 46,158,735 and 38,675,340 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	461	387
Additional paid-in capital	579,893	357,500
Retained earnings	130,281	114,210
Accumulated other comprehensive income	747	947
Total shareholders’ equity	711,382	473,044
Total liabilities and shareholders’ equity	$981,376	$736,496

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenues	$107,317	$65,898	$292,980	$184,724
Cost of revenues	56,534	34,496	155,364	95,281
Gross margin	50,783	31,402	137,616	89,443
Operating expenses:
Selling, general and administrative	19,229	12,687	56,093	37,396
Research and development	14,198	8,180	40,192	25,891
Amortization of intangible assets	4,732	1,754	14,222	5,105
Restructuring and other charges	459	409	825	968
Impairment of long-lived assets	—	—	—	231
Acquisition costs and other related expenses	470	1,553	1,889	3,533
Total operating expenses	39,088	24,583	113,221	73,124
Income from operations	11,695	6,819	24,395	16,319
Interest income	137	39	187	89
Interest expense	(1,893)	(3)	(5,613)	(10)
Other income, net	279	144	792	298
Income before income taxes	10,218	6,999	19,761	16,696
Tax provision	3,170	2,642	3,690	4,443
Net income	$7,048	$4,357	$16,071	$12,253
Basic net earnings per share	$0.16	$0.13	$0.40	$0.37
Diluted net earnings per share	$0.16	$0.13	$0.39	$0.36

Weighted-average shares outstanding:
Basic	43,773	33,251	40,573	33,052
Diluted	44,814	33,991	41,530	33,830

Comprehensive income:
Net income	$7,048	$4,357	$16,071	$12,253
Foreign currency translation adjustments	133	93	(200)	82
Total comprehensive income	$7,181	$4,450	$15,871	$12,335
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$16,071	$12,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,139	9,878
Stock-based compensation expense	11,440	7,244
Benefit for deferred income taxes	(5,618)	(1,257)
Impairment of goodwill and long-lived assets	—	231
Non-cash interest expense	1,362	—
Other non-cash items	(628)	(614)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	2,011	(14,850)
Inventory	(6,615)	(2,351)
Prepaid income taxes	1,913	1,836
Prepaid expenses and other current assets	(1,134)	4,024
Other non-current assets	(116)	(1,008)
Accounts payable and accrued expenses	(566)	7,991
Deferred revenues and customer advances	(777)	(2,230)
Income taxes payable	4,443	2,107
Other non-current liabilities	4,485	(62)
Net cash provided by operating activities	49,410	23,192
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(36,911)	(9,756)
Purchases of property and equipment	(26,789)	(4,908)
Increase in other investing activities	(486)	(567)
Net cash used in investing activities	(64,186)	(15,231)
Cash flows from financing activities:
Proceeds from employee stock plans	2,903	2,804
Payments for retirement of common stock	(7,682)	(4,211)
Proceeds from equity offering, net	215,732	—
Payments of term debt	(7,500)	—
Net cash provided by (used in) financing activities	203,453	(1,407)
Effect of exchange rate changes on cash and cash equivalents	(130)	105
Net increase in cash and cash equivalents	188,547	6,659
Cash and cash equivalents at beginning of period	81,691	77,586
Cash and cash equivalents at end of period	$270,238	$84,245
Cash paid during the period for:
Interest	$4,251	$10
Income taxes	$2,731	$1,717
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and mission processing subsystems. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. The Company is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, F-35, Predator, Reaper, and Paveway. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2016 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2016. The results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.
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
RECLASSIFICATION
The Company has restated the income tax provision for the three and nine months ended March 31, 2016 by $(169) and $974, respectively, for the adoption of FASB Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The adoption resulted in an increase and a decrease in the income tax provision associated with excess tax benefits for the three and nine months ended March 31, 2016, respectively, which previously was reflected as a change in additional paid in capital before the adoption of this ASU. The Company’s Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows have been updated to reflect this change.
The Company included costs related to the sustainment of its product portfolio as research and development expense, which was previously included as costs of revenues on the Consolidated Statements of Operations and Comprehensive Income. For comparative purposes, for the three and nine months ended March 31, 2016, the Company has reclassified $911 and $2,845, respectively, from costs of revenues to research and development expense.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be permanently reinvested. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from foreign currency transactions are included in other income, net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 37% and 32% of total revenues in the three and nine months ended March 31, 2017, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 39% and 41% of total revenues in the three and nine months ended March 31, 2016, respectively.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	43,773	33,251	40,573	33,052
Effect of dilutive equity instruments	1,041	740	957	778
Diluted weighted-average shares outstanding	44,814	33,991	41,530	33,830
Equity instruments to purchase 9 and 13 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2017 because the equity instruments were anti-dilutive. Equity instruments to purchase 26 and 4 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2016 because the equity instruments were anti-dilutive.
On January 26, 2017, the Company entered into an underwriting agreement. Pursuant to the terms and conditions of the underwriting agreement, the Company agreed to sell 6,000 shares of common stock, par value $0.01 per share, at a price to the public of $33.00 per share and granted the underwriters an option to purchase up to an additional 900 shares of its common stock within 30 days after the date of the underwriting agreement to cover over-allotments. On February 1, 2017, the Company closed the offering, including the full over-allotment allocation, selling an aggregate of 6,900 shares of common stock for total net proceeds of $215,732.
C. Acquisitions
CES CREATIVE ELECTRONIC SYSTEMS AQUISITION
On November 4, 2016, the Company and the shareholders of CES Creative Electronic Systems S.A. ("CES") entered into a Stock Purchase Agreement, pursuant to which, Mercury acquired CES for a total purchase price of $39,123, subject to net working capital and net debt adjustments. The acquisition and associated transaction expenses were funded with cash on hand. Based in Geneva, Switzerland, CES is a leading provider of embedded solutions for military and aerospace mission-critical computing applications. CES specializes in the design, development and manufacture of safety-certifiable product and subsystems solutions including: primary flight control units, flight test computers, mission computers, command and control processors, graphics and video processing and avionics-certified Ethernet and IO. CES has decades of experience designing subsystems deployed in applications certified up to the highest levels of design assurance. CES products and solutions are used on platforms such as aerial refueling tankers and multi-mission aircraft, as well as the several types of unmanned platforms.
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of CES:

Amounts
Consideration transferred
Cash paid at closing	$39,123
Working capital adjustment	(330)
Net purchase price	$38,793

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$2,698
Inventory	7,262
Fixed assets	1,468
Current and non-current deferred tax assets	312
Other current and non-current assets	1,087
Current liabilities	(3,141)
Non-current liabilities	(8,031)
Non-current deferred tax liabilities	(1,169)
Estimated fair value of net tangible assets acquired	486
Estimated fair value of identifiable intangible assets	15,134
Estimated goodwill	23,173
Estimated fair value of net assets acquired	38,793
Net purchase price	$38,793
The amounts above represent the preliminary fair value estimates as of March 31, 2017 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period. The preliminary identifiable intangible asset estimates include customer relationships of $9,472 with a useful life of 9 years and developed technology of $5,662 with a useful life of 7 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $23,173 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. CES provides the Company with capabilities in mission computing, safety-critical avionics and platform management that are in demand from its customers. These new capabilities will also substantially expand Mercury’s addressable market into commercial aerospace, defense platform management, C4I and mission computing markets that are aligned to Mercury’s existing market focus. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the MCE reporting unit.
The revenues and income before income taxes from CES included in the Company's consolidated results for the three months ended March 31, 2017 were $6,367 and $668, respectively. The revenues and income before income taxes from CES included in the Company's consolidated results for the nine months ended March 31, 2017 were $10,323 and $923, respectively.
CARVE-OUT BUSINESS AQUISITION
On March 23, 2016, the Company and Microsemi Corporation (“Microsemi”) entered into a Stock Purchase Agreement, pursuant to which Microsemi agreed to sell all the membership interests in its custom microelectronics, RF and microwave solutions and embedded security operations (the “Carve-Out Business”) to the Company for $300,000 in cash on a cash-free, debt-free basis, subject to a working capital adjustment. On May 2, 2016, the transaction closed and the Company acquired the Carve-Out Business. Pursuant to the terms of the Stock Purchase Agreement, all outstanding Carve-Out Business employee stock awards that were unvested at the closing were replaced by Mercury. The replacement stock awards granted were determined based on a conversion ratio provided in the Stock Purchase Agreement. Mercury funded the acquisition with a combination of a new $200,000 bank term loan facility (see Note I) and cash on hand, which included net proceeds of approximately $92,788 raised from an underwritten common stock public offering. In February 2017, the Company received a $1,838 cash payment from Microsemi relating to a working capital adjustment pursuant to the terms of the Stock Purchase Agreement. The payout has been reflected as an adjustment to the net purchase price, resulting in a net decrease to goodwill in an equal amount.
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of the Carve-Out Business:

Amounts
Consideration transferred
Cash paid at closing	$300,000
Value allocated to replacement awards	407
Working capital adjustment	(1,838)
Net purchase price	$298,569

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$17,157
Inventory	25,477
Fixed assets	13,996
Other current and non-current assets	524
Current liabilities	(4,692)
Non-current deferred tax liabilities	(25,449)
Estimated fair value of net tangible assets acquired	27,013
Estimated fair value of identifiable intangible assets	102,800
Estimated goodwill	168,756
Estimated fair value of net assets acquired	298,569
Net purchase price	$298,569
The amounts above represent the preliminary fair value estimates as of March 31, 2017 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $70,900, completed technology of $29,700 and backlog of $2,200. Any subsequent adjustments to these fair value estimates occurring during the measurement period, which ends on May 1, 2017, will result in an adjustment to goodwill.
The goodwill of $168,756 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Carve-Out Business provides the Company with additional capability and expertise related to embedded security, custom microelectronics, and microwave and radio frequency

("RF") technology. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the Carve-Out Business reporting unit. As of March 31, 2017, the Company had $27,166 of goodwill related to the Carve-Out Business deductible for tax purposes.
The revenues and income before income taxes from the Carve-Out Business included in the Company's consolidated results for the three months ended March 31, 2017 were $25,870 and $(284), respectively. The revenues and income before income taxes from the Carve-Out Business included in the Company's consolidated results for the nine months ended March 31, 2017 were $76,108 and $(4,197), respectively.
Pro Forma Financial Information
The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the Carve-Out Business acquisition had occurred on July 1, 2015:

	Three Months ended March 31,	Nine Months ended March 31,
	2016	2016
Pro forma net revenues	$90,023	$258,519
Pro forma net income	$4,081	$11,161
Basic pro forma net earnings per share	$0.11	$0.29
Diluted pro forma net earnings per share	$0.10	$0.29
The unaudited pro forma results presented above are for illustrative purposes only for the applicable periods and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2017:

	Fair Value Measurements
	March 31, 2017	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$100,057	$—	$100,057	$—
Total	$100,057	$—	$100,057	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s certificates of deposit are determined through quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. The Company determined the face value of its long-term debt approximates fair value at March 31, 2017 due to the recent issuance and stability of interest rates during this period. The Company has an immaterial cost-method investment. The cost-method investment, which is presented within other non-current assets in the accompanying Consolidated Balance Sheets, does not have a readily determinable fair value, as such the Company recorded the investment at cost and will continue to evaluate the asset for impairment on a quarterly basis.

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

	March 31, 2017	June 30, 2016
Raw materials	$39,039	$31,205
Work in process	22,964	15,967
Finished goods	10,093	11,112
Total	$72,096	$58,284
The $13,812 increase in inventory was primarily due to the inclusion of inventory from CES. There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the nine months ended March 31, 2017:

	MCE	MDS	Carve-Out Business	Total
Balance at June 30, 2016	$134,378	$39,406	$170,243	$344,027
Goodwill adjustment for the Carve-Out Business acquisition	—	—	(1,487)	(1,487)
Goodwill arising from the CES acquisition	23,173	—	—	23,173
Balance at March 31, 2017	$157,551	$39,406	$168,756	$365,713
During the nine months ended March 31, 2017, the Company recorded a $(1,487) adjustment to goodwill related to the acquisition of the Carve-Out Business. The adjustments were related to the finalization of a working capital adjustment offset by changes in fair value estimates derived from additional information obtained during the measurement period.
In the nine months ended March 31, 2017, there were no triggering events, as defined by FASB ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2016	$190	$736	$926
Restructuring and other charges	550	275	825
Cash paid	(384)	(867)	(1,251)
Restructuring liability at March 31, 2017	$356	$144	$500
During the nine months ended March 31, 2017, the Company incurred net restructuring and other charges of $825. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
All of the restructuring and other charges are classified as operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.

H.	Income Taxes
The Company recorded an income tax provision of $3,170 and $2,642 on income from operations before income taxes of $10,218 and $6,999 for the three months ended March 31, 2017 and 2016, respectively. The Company recorded an income tax provision of $3,690 and $4,443 on income from operations before income taxes of $19,761 and $16,696 for the nine months ended March 31, 2017 and 2016, respectively. The effective tax rate for the three and nine months ended March 31, 2017 and 2016 differed from the federal statutory rate primarily due to federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
No material changes in the Company’s unrecognized tax positions occurred during the nine months ended March 31, 2017. The Company is currently under audit by the Internal Revenue Service for fiscal year 2013. There have been no significant changes to the status of this examination during the nine months ended March 31, 2017. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $757 at the conclusion of the audit. The Company expects that the decrease, if recognized, would not affect the effective tax rate.

I.	Debt
TERM LOAN AND REVOLVING CREDIT FACILITIES
On May 2, 2016, the Company and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent. The Credit

Agreement provides for a $200,000 term loan facility ("Term Loan") and a $100,000 revolving credit facility ("Revolver"). As of March 31, 2017, the Company’s outstanding balance on the Term Loan was $192,500, before $6,363 of unamortized debt issuance costs. The stated interest rate of the Term Loan was 3.2% as of March 31, 2017.
The Company was in compliance with all covenants and conditions under the Credit Agreement and there were no borrowings against the Revolver. There were outstanding letters of credit of $5,168 as of March 31, 2017.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at March 31, 2017. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,823 shares available for future grant under the 2005 Plan at March 31, 2017.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 50 and 46 shares issued under the ESPP during the nine months ended March 31, 2017 and 2016, respectively. Shares available for future purchase under the ESPP totaled 348 at March 31, 2017.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2016	258	$13.34	1.06
Granted	—	—
Exercised	(138)	13.34
Canceled	—	—
Outstanding at March 31, 2017	120	$13.34	0.56
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2016:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	1,666	$13.09
Granted	686	24.15
Vested	(711)	11.46
Forfeited	(49)	14.83
Outstanding at March 31, 2017	1,592	$18.54

STOCK-BASED COMPENSATION EXPENSE
The Company recognized the full expense of its share-based payment plans in the consolidated statements of operations for the nine months ended March 31, 2017 and 2016 in accordance with FASB ASC 718, Compensation - Stock Compensation. The Company had $177 and $114 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of March 31, 2017 and 2016, respectively. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Cost of revenues	$150	$152	$373	$307
Selling, general and administrative	3,270	1,802	9,848	5,993
Research and development	295	196	1,219	944
Share-based compensation expense before tax	3,715	2,150	11,440	7,244
Income taxes	(1,418)	(805)	(4,381)	(2,838)
Share-based compensation expense, net of income taxes	$2,297	$1,345	$7,059	$4,406

K.	Pension
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
At the acquisition date, the Company recorded a liability of approximately $7,658 in other non-current liabilities representing the net funded status of the Plan. As described in Note C of the consolidated financial statements, the fair values of the assets acquired and liabilities assumed from CES are preliminary estimates, including the estimate of the net liability associated with the Plan. This estimate is subject to subsequent adjustment as the Company obtains additional information during the measurement period and any subsequent adjustments to this fair value estimate occurring during the measurement period will result in an adjustment to goodwill. The Company recognized net periodic benefit costs of $199 associated with the Plan from the acquisition date of November 4, 2016 through March 31, 2017. Fiscal 2017 cash contributions to the Plan are expected to be $330.

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

The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2017
Net revenues to unaffiliated customers	$98,599	$8,085	$633	$—	$107,317
Inter-geographic revenues	1,745	21	—	(1,766)	—
Net revenues	$100,344	$8,106	$633	$(1,766)	$107,317
THREE MONTHS ENDED MARCH 31, 2016
Net revenues to unaffiliated customers	$62,675	$1,742	$1,481	$—	$65,898
Inter-geographic revenues	1,598	18	—	(1,616)	—
Net revenues	$64,273	$1,760	$1,481	$(1,616)	$65,898
NINE MONTHS ENDED MARCH 31, 2017
Net revenues to unaffiliated customers	$273,054	$14,747	$5,179	$—	$292,980
Inter-geographic revenues	6,925	36	—	(6,961)	—
Net revenues	$279,979	$14,783	$5,179	$(6,961)	$292,980
NINE MONTHS ENDED MARCH 31, 2016
Net revenues to unaffiliated customers	$178,249	$2,852	$3,623	$—	$184,724
Inter-geographic revenues	4,800	420	—	(5,220)	—
Net revenues	$183,049	$3,272	$3,623	$(5,220)	$184,724
In recent years, the Company completed a series of acquisitions that changed its technological capabilities, applications and end markets. As these acquisitions and changes occurred, the Company increased the proportion of its revenue derived from the sale of components in different technological areas, and also increased the amount of revenue associated with combining technologies into more complex and diverse products including modules, sub-assemblies and integrated subsystems. The following tables present revenue consistent with the Company's strategy of expanding its technological capabilities and program content.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Domestic (1)	$87,765	$52,054	$244,343	$149,826
International/Foreign Military Sales (2)	19,552	13,844	48,637	34,898
Total Net Revenue	$107,317	$65,898	$292,980	$184,724
(1) Domestic revenues consist of sales where the end user is within the U.S., as well as sales to prime defense contractor customers where the ultimate end user location is not defined.
(2) International/Foreign Military Sales consist of sales to U.S. prime defense contractor customers where the end user is outside the U.S., foreign military sales through the U.S. government, and direct sales to non-U.S. based customers intended for end use outside of the U.S.
The following table below presents the Company's net revenue by end application for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Radar (1)	$33,017	$39,207	$115,308	$103,925
Electronic Warfare (2)	35,920	17,915	78,204	51,136
Other (3)	38,380	8,776	99,468	29,663
Total Net Revenue	$107,317	$65,898	$292,980	$184,724
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other products include all end markets other than Radar and Electronic Warfare. Examples include but are not limited to various commercial and other end-use applications and technologies, as well as various component and other sales where the end use is not specified.

The following table below presents the Company's net revenue by product grouping for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Components (1)	$26,920	$5,179	$74,126	$16,838
Modules and Sub-assemblies (2)	43,330	34,061	115,744	90,680
Integrated Subsystems (3)	37,067	26,658	103,110	77,206
Total Net Revenue	$107,317	$65,898	$292,980	$184,724
(1) Components include technology elements typically performing a single, discrete technological function, which when physically combined with other components may be used to create a module or sub-assembly. Examples include but are not limited to power amplifiers and limiters, switches, oscillators, filters, equalizers, digital and analog converters, chips, MMICs (monolithic microwave integrated circuits), and memory and storage devices.
(2) Modules and Sub-assemblies include combinations of multiple functional technology elements and/or components that work together to perform multiple functions but are typically resident on or within a single board or housing. Modules and sub-assemblies may in turn be combined to form an integrated subsystem. Examples of modules and sub-assemblies include but are not limited to embedded processing modules, embedded processing boards, switch fabric boards, high speed input/output boards, digital receiver boards, graphics and video processing and Ethernet and IO (input-output) boards, multi-chip modules, integrated radio frequency and microwave multi-function assemblies, tuners, and transceivers.
(3) Integrated Subsystems include multiple modules and/or subassemblies combined with a backplane or similar functional element and software to enable a solution. These are typically but not always integrated within a chassis and with cooling, power and other elements to address various requirements and are also often combined with additional technologies for interaction with other parts of a complete system or platform. Integrated subsystems also include spare and replacement modules and sub-assemblies sold as part of the same program for use in or with integrated subsystems sold by the Company.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2017	$45,890	$1,448	$18	$—	$47,356
June 30, 2016	$28,187	$127	$23	$—	$28,337
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Raytheon Company	14%	17%	17%	28%
Lockheed Martin Corporation	27%	26%	22%	23%
Northrop Grumman Corporation	*	14%	*	*
	41%	57%	39%	51%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
SEWIP	18%	12%	*	12%
Patriot	*	*	*	11%
	18%	12%	—%	23%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of March 31, 2017, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $36,688.
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
On April 3, 2017, the Company entered into a membership interest purchase agreement with Delta Microwave, LLC ("Delta"), pursuant to which, Mercury acquired Delta on a cash-free, debt-free basis for a total purchase price of $40,500, subject to net working capital and net debt adjustments. Delta is a leading designer and manufacturer of high-value RF, microwave and millimeter wave sub-assemblies and components for the military, aerospace and space markets. The acquisition and transaction related expenses were funded with cash on hand.
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
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. We are pioneering a next-generation defense electronics business model specifically designed to meet the industry’s current and emerging technology and business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, F-35, Predator, Reaper, and Paveway. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.
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
As of March 31, 2017, we had 1,075 employees. Our consolidated revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended March 31, 2017 were $107.3 million, $7.0 million, $0.16, $0.29, and $25.0 million, respectively. Our consolidated revenues, net income, net earnings per share, adjusted EPS, and adjusted EBITDA for the nine months ended March 31, 2017 were $293.0 million, $16.1 million, $0.39, $0.82, and $66.1 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
RESULTS OF OPERATIONS:
Results of operations for the three and nine month periods ended March 31, 2016 do not include results for CES Creative Electronic Systems S.A. (“CES”) and the acquired custom microelectronics, RF and microwave solutions, and embedded security operations from Microsemi Corporation (the “Carve-Out Business”) (since both businesses were acquired subsequent to March 31, 2016). Accordingly, the periods presented below are not comparable.
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
The following tables set forth, for the three months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2017	As a % of Total Net Revenue	March 31, 2016	As a % of Total Net Revenue
Net revenues	$107,317	100.0%	$65,898	100.0%
Cost of revenues	56,534	52.7	34,496	52.3
Gross margin	50,783	47.3	31,402	47.7
Operating expenses:
Selling, general and administrative	19,229	17.9	12,687	19.3
Research and development	14,198	13.2	8,180	12.4
Amortization of intangible assets	4,732	4.4	1,754	2.7
Restructuring and other charges	459	0.4	409	0.6
Acquisition costs and other related expenses	470	0.4	1,553	2.4
Total operating expenses	39,088	36.3	24,583	37.4
Income from operations	11,695	11.0	6,819	10.3
Interest income	137	0.1	39	0.1
Interest expense	(1,893)	(1.8)	(3)	—
Other income, net	279	0.3	144	0.2
Income before income taxes	10,218	9.6	6,999	10.6
Tax provision	3,170	3.0	2,642	4.0
Net income	$7,048	6.6%	$4,357	6.6%
REVENUES
Total revenues increased $41.4 million, or 63%, to $107.3 million during the three months ended March 31, 2017 as compared to the same period in fiscal 2016. The increase in total revenues is primarily attributed to $25.9 million of revenue from the Carve-Out Business and $6.4 million from the newly acquired CES. The $9.1 million organic revenue increase was due to higher revenues from the SEWIP, Long Range Discrimination Radar ("LRDR"), Patriot, and Filthy Buzzard programs, partially offset by lower Aegis, F16/SABR and ASARS program revenues. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, increased $5.8 million to $19.6 million during the three months ended March 31, 2017, compared to $13.8 million in the same period in the prior fiscal year. International revenues represented 18% and 21% of total revenues during the three months ended March 31, 2017 and 2016, respectively.

GROSS MARGIN
Gross margin was 47.3% for the three months ended March 31, 2017, a decrease of 40 basis points from the 47.7% gross margin achieved during the same period in fiscal 2016. The lower gross margin between years was driven by the amortization of $0.3 million, or 28 basis points, in inventory step-up during the three months ended March 31, 2017 related to the acquisition of CES, and changes in product mix.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.5 million, or 52%, to $19.2 million during the three months ended March 31, 2017, compared to $12.7 million in the same period in fiscal 2016. The increase was primarily related to higher compensation related costs due to added headcount from the acquisition of the Carve-Out Business and the acquisition of CES in the fourth quarter of fiscal 2016 and second quarter of fiscal 2017, respectively. Additionally, during the three months ended March 31, 2017, we incurred $0.3 million in non-cash rent expense associated with our new corporate headquarters in Andover, Massachusetts. Selling, general and administrative expenses as a percentage of revenues decreased slightly for the three months ended March 31, 2017 as compared to the same period in fiscal 2016. The decrease was due to higher revenues in the three months ended March 31, 2017, as compared to the same period in fiscal 2016.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $6.0 million, or 74%, to $14.2 million during the three months ended March 31, 2017, compared to $8.2 million during the same period in fiscal 2016. The increase was primarily due to increased headcount from the acquisitions of the Carve-Out Business and CES driving higher compensation related costs, higher depreciation and increased prototype expenditures.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased less than $0.1 million to $0.5 million during the three months ended March 31, 2017, compared to $0.4 million during the same period in fiscal 2016. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.5 million of acquisition costs and other related expenses during the three months ended March 31, 2017, compared to $1.6 million during the same period in fiscal 2016. The acquisition costs and other related expenses we incurred during the three months ended March 31, 2017 relate to the acquisition of Delta Microwave, LLC ("Delta") completed on April 3, 2017, while the acquisition costs and other related expenses we incurred during the three months ended March 31, 2016 related to the acquisition of the Carve-Out Business completed on May 2, 2016. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain.
INTEREST EXPENSE
We incurred $1.9 million of interest expense during the three months ended March 31, 2017 compared to less than $0.1 million in the same period in fiscal 2016. The increase was driven by $1.5 million cash interest expense and $0.4 million of amortization of debt issuance costs related to our Term Loan, which was entered into during the fourth quarter of fiscal 2016.
OTHER INCOME, NET
Other income, net increased $0.2 million to $0.3 million during the three months ended March 31, 2017, as compared to $0.1 million in the same period in fiscal 2016. Both periods include $0.3 million related to the amortization of the gain on the sale leaseback of our former corporate headquarters, partially offset by $0.1 million and $0.2 million in bank operating fees during the three months ended March 31, 2017 and 2016, respectively.
INCOME TAXES
We recorded an income tax provision of $3.2 million during the three months ended March 31, 2017 as compared to a $2.6 million income tax provision for the same period in fiscal 2016. During the three months ended March 31, 2017, and 2016, we recognized a discrete tax benefit (expense) of $0.2 million and ($0.2) million, respectively, related to excess tax benefits (shortfalls) on stock-based compensation. Our effective tax rate for the three months ended March 31, 2017 and 2016 differed from the federal statutory tax rate of 35% primarily due to federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.

Nine months ended March 31, 2017 compared to the nine months ended March 31, 2016
The following tables set forth, for the nine months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2017	As a % of Total Net Revenue	March 31, 2016	As a % of Total Net Revenue
Net revenues	$292,980	100.0%	$184,724	100.0%
Cost of revenues	155,364	53.0	95,281	51.6
Gross margin	137,616	47.0	89,443	48.4
Operating expenses:
Selling, general and administrative	56,093	19.2	37,396	20.2
Research and development	40,192	13.7	25,891	14.0
Amortization of intangible assets	14,222	4.9	5,105	2.8
Restructuring and other charges	825	0.3	968	0.5
Impairment of long-lived assets	—	—	231	0.1
Acquisition costs and other related expenses	1,889	0.6	3,533	1.9
Total operating expenses	113,221	38.7	73,124	39.5
Income from operations	24,395	8.3	16,319	8.9
Interest income	187	0.1	89	—
Interest expense	(5,613)	(1.9)	(10)	—
Other income, net	792	0.3	298	0.1
Income before income taxes	19,761	6.8	16,696	9.0
Tax provision	3,690	1.3	4,443	2.4
Net income	$16,071	5.5%	$12,253	6.6%
REVENUES
Total revenues increased $108.3 million, or 59%, to $293.0 million during the nine months ended March 31, 2017 as compared to the same period in fiscal 2016. The increase in total revenues is primarily attributed to $76.1 million of revenue from the Carve-Out Business and $10.3 million from the newly acquired CES. The $21.9 million organic revenue increase was primarily attributed to increases in the LRDR, Filthy Buzzard, Aegis, SEWIP and F-35 programs, partially offset by lower revenues from the Patriot, F16/SABR, ASARS and P8 programs. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, were $48.6 million during the nine months ended March 31, 2017, compared to $34.9 million in the same period in the prior fiscal year. International revenues represented 17% and 19% of total revenues during the nine months ended March 31, 2017 and 2016, respectively.
GROSS MARGIN
Gross margin was 47.0% for the nine months ended March 31, 2017, a decrease of 140 basis points from the 48.4% gross margin during the same period in fiscal 2016. The lower gross margin between years was driven by the amortization of $3.2 million, or 109 basis points, in inventory step-up during the nine months ended March 31, 2017 related to the acquisitions of the Carve-Out Business and CES, and changes in product mix.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $18.7 million, or 50%, to $56.1 million during the nine months ended March 31, 2017, compared to $37.4 million in the same period in fiscal 2016. The increase was primarily due to higher compensation expense due to increased headcount from the acquisitions of the Carve-Out Business and CES, coupled with $1.0 million in non-cash rent expense associated with our new corporate headquarters in Andover, Massachusetts and higher depreciation expense of $0.8 million due to the acquired businesses during the nine months ended March 31, 2017. Selling, general and administrative expenses decreased as a percentage of revenues to 19.2% during the nine months ended March 31, 2017 from 20.2% during the same period in fiscal 2016. The decrease was due to higher revenues in the first nine months of fiscal 2017, as compared to the same period in fiscal 2016.

RESEARCH AND DEVELOPMENT
Research and development expenses increased $14.3 million, or 55%, to $40.2 million during the nine months ended March 31, 2017, compared to $25.9 million during the same period in fiscal 2016. The increase was primarily due to increased headcount from the acquisitions of the Carve-Out Business and CES driving higher compensation related costs and increased prototype expenditures.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $0.8 million for the nine months ended March 31, 2017, as compared to $1.0 million during the same period in fiscal 2016. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.9 million of acquisition costs and other related expenses during the nine months ended March 31, 2017, compared to $3.5 million during the same period in fiscal 2016. The acquisition costs and other related expenses we incurred during the nine months ended March 31, 2017 relate to the acquisitions of CES, completed in the second fiscal quarter, and Delta, completed on April 3, 2017. The acquisition costs and other related expenses we incurred during the nine months ended March 31, 2016 principally related to the acquisition of the Carve-Out Business in fiscal 2016. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain.
INTEREST EXPENSE
We incurred $5.6 million of interest expense during the nine months ended March 31, 2017 compared to less than $0.1 million in the same period in fiscal 2016. The increase was driven by $4.2 million cash interest expense and $1.4 million of amortization of debt issuance costs related to our Term Loan, which was entered into during the fourth quarter of fiscal 2016.
OTHER INCOME, NET
Other income, net was $0.8 million during the nine months ended March 31, 2017, compared to $0.3 million during the same period in fiscal 2016. Both periods include $0.9 million related to the amortization of the gain on the sale leaseback of our former corporate headquarters. The increase was driven by a $0.4 million foreign exchange gain during the nine months ended March 31, 2017, compared to a $0.1 million foreign exchange loss during the same period in fiscal 2016. The gain was partially offset by $0.3 million and $0.5 million in bank operating fees during the nine months ended March 31, 2017 and 2016, respectively.
INCOME TAXES
We recorded an income tax provision of $3.7 million during the nine months ended March 31, 2017 as compared to $4.4 million for the same period in fiscal 2016. During the nine months ended March 31, 2017, and 2016, we recognized a discrete tax benefit of $3.0 million and $1.0 million, respectively, related to excess tax benefits on stock-based compensation. Our effective tax rates for the nine months ended March 31, 2017 and 2016 differed from the federal statutory tax rate of 35% primarily due to federal research and development tax credits, domestic manufacturing deduction, excess benefits related to stock compensation, and state taxes.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity comes from existing cash and cash generated from operations, our revolving credit facility and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments with our contract manufacturers, and interest and principal payments under our Term Loan. Additionally, we currently expect approximately $7.0 million to $8.0 million of capital expenditures in the fourth quarter of fiscal 2017.
Based on our current plans and business conditions, we believe that existing cash and cash equivalents, available revolving credit facility, cash generated from operations, our universal shelf registration statement and our debt financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Term Loan and Revolving Credit Facilities
On May 2, 2016, we entered into a $200.0 million senior secured term loan A ("Term Loan") and $100.0 million revolving credit facility (“Revolver”) with a syndicate of commercial banks, with Bank of America, N.A. acting as the administrative agent (collectively, the “Credit Agreement”). Pursuant to the Revolver we can, subject to compliance with the applicable financial covenants, borrow up to $100.0 million for working capital, acquisitions, and general corporate purposes of ours and our subsidiaries. As of March 31, 2017, there was $94.8 million of borrowing capacity available under the Revolver as there were no borrowings outstanding; however, there were outstanding letters of credit of $5.2 million. The Company was in compliance with all covenants and conditions under the Credit Agreement.
Shelf Registration Statement
On August 15, 2014, we filed a shelf registration statement on Form S-3 with the SEC (the "Universal Shelf"). The Universal Shelf, which has been declared effective by the SEC, registered up to $500.0 million of debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from financings using the Universal Shelf for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.
We have approximately $173.0 million of availability remaining under the Universal Shelf.
Equity Offering
On January 26, 2017, we entered into an underwriting agreement. Pursuant to the terms and conditions of the underwriting agreement, we agreed to sell 6.0 million shares of our common stock, par value $0.01 per share, at a price to the public of $33.00 per share and granted the underwriters an option to purchase up to an additional 0.9 million shares of our common stock within 30 days after the date of the underwriting agreement to cover over-allotments.
The offering was made pursuant to the Universal Shelf. On February 1, 2017, we closed the offering, including the full over-allotment allocation, selling an aggregate of 6.9 million shares of common stock for total net proceeds of $215.7 million. We intend to use the net proceeds for general corporate purposes, including but not limited to: the acquisition of other companies or businesses, the refinancing or repayment of debt, working capital, share repurchases and capital expenditures. On April 3, 2017, we used $40.5 million of the proceeds to fund the acquisition of Delta.
CASH FLOWS

	As Of and For the Nine Month Period Ended March 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$49,410	$23,192
Net cash used in investing activities	$(64,186)	$(15,231)
Net cash provided by (used in) financing activities	$203,453	$(1,407)
Net increase in cash and cash equivalents	$188,547	$6,659
Cash and cash equivalents at end of period	$270,238	$84,245
Our cash and cash equivalents increased by $188.5 million from June 30, 2016 to March 31, 2017, primarily the result of our equity offering which yielded $215.7 million in net proceeds and $49.4 million in cash generated from operating activities, partially offset by $36.9 million of acquisition related activity, $26.8 million in purchases of property and equipment, and $7.7 million for the retirement of common stock. The increase in purchases of property and equipment in fiscal 2017 is due to the ongoing needs in our existing business including the build-out of our new corporate headquarters and integration activities associated with the Carve-Out Business.
Operating Activities
During the nine months ended March 31, 2017, we generated $49.4 million in cash from operating activities, an increase of $26.2 million when compared to the same period in fiscal 2016. During the nine months ended March 31, 2017, we generated $16.9 million higher collections from accounts receivables, we incurred $13.3 million higher depreciation and amortization expense, we incurred $4.2 million in higher stock compensation expense and we generated $3.8 million higher comparable net income as compared to the same period in fiscal 2016. The increases were partially offset by $8.6 million of cash used for accounts payable and accrued expenses, and $5.2 million more cash used for prepaid expenses and other current assets as compared to the same period in the prior year. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the nine months ended March 31, 2017, we used $64.2 million in investing activities compared to $15.2 million during the same period in fiscal 2016. The increase was primarily driven by $38.8 million in cash used to acquire CES as compared to $9.8 million in cash used to acquire LIT in the same period of fiscal 2016. Additionally, we incurred $21.9 million higher purchases of property and equipment in fiscal 2017 due to the ongoing needs in our existing business including the build-out of our new corporate headquarters and integration activities associated with the Carve-Out Business.
Financing Activities
During the nine months ended March 31, 2017, we generated $203.5 million in financing activities compared to $1.4 million in cash used during the same period in fiscal 2016. The $204.9 million increase in cash generated by financing activities was primarily due to $215.7 million of net proceeds from our equity offering, partially offset by $7.7 million for the retirement of common stock and debt principal payments of $7.5 million during the nine months ended March 31, 2017.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2017:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$36,688	$36,688	$—	$—	$—
Operating leases	43,796	6,244	10,673	7,894	18,985
Debt principal payment obligations (1)	192,500	10,000	32,500	150,000	—
	$272,984	$52,932	$43,173	$157,894	$18,985
(1) Interest payments are due quarterly on the Term Loan. Future interest payments are not included in the schedule of commitments and contractual obligations due to the variable nature of the interest rate.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $36.7 million at March 31, 2017.
We have a liability at March 31, 2017 of $1.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. It is reasonably possible that within the next 12 months this liability, exclusive of interest, may decrease by up to $0.8 million upon the conclusion of the Internal Revenue Service audit of fiscal year 2013. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Net income	$7,048	$4,357	$16,071	$12,253
Interest expense (income), net	1,756	(36)	5,426	(79)
Income taxes	3,170	2,642	3,690	4,443
Depreciation	3,233	1,565	8,917	4,773
Amortization of intangible assets	4,732	1,754	14,222	5,105
Restructuring and other charges (1)	459	409	825	968
Impairment of long-lived assets	—	—	—	231
Acquisition and financing costs	569	1,725	2,236	4,048
Fair value adjustments from purchase accounting (2)	270	—	3,217	—
Litigation and settlement expense (income), net	—	—	100	—
Stock-based compensation expense	3,715	2,150	11,440	7,244
Adjusted EBITDA	$24,952	$14,566	$66,144	$38,986
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three and nine months ended March 31, 2017 relates to Carve-Out Business and CES inventory step-up amortization.
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
The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended March 31,
(In thousands, except per share data)	2017		2016
Net income and diluted earnings per share	$7,048	$0.16	$4,357	$0.13
Amortization of intangible assets	4,732		1,754
Restructuring and other charges (1)	459		409
Impairment of long-lived assets	—		—
Acquisition and financing costs	569		1,725
Fair value adjustments from purchase accounting (2)	270		—
Litigation and settlement expenses (income), net	—		—
Stock-based compensation expense	3,715		2,150
Impact to income taxes (3)	(3,576)		(1,979)
Adjusted income and adjusted earnings per share	$13,217	$0.29	$8,416	$0.25

Diluted weighted-average shares outstanding		44,814		33,991
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended March 31, 2017 relate to CES inventory step-up amortization.
(3) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Nine Months Ended March 31,
(In thousands, except per share data)	2017		2016
Net income and diluted earnings per share	$16,071	$0.39	$12,253	$0.36
Amortization of intangible assets	14,222		5,105
Restructuring and other charges (1)	825		968
Impairment of long-lived assets	—		231
Acquisition and financing costs	2,236		4,048
Fair value adjustments from purchase accounting (2)	3,217		—
Litigation and settlement expenses (income), net	100		—
Stock-based compensation expense	11,440		7,244
Impact to income taxes (3)	(14,102)		(7,167)
Adjusted income and adjusted earnings per share	$34,009	$0.82	$22,682	$0.67

Diluted weighted-average shares outstanding		41,530		33,830
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the nine months ended March 31, 2017 relates to Carve-Out Business and CES inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Cash provided by operating activities	$24,889	$4,355	$49,410	$23,192
Purchase of property and equipment	(13,036)	(1,752)	(26,789)	(4,908)
Free cash flow	$11,853	$2,603	$22,621	$18,284
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment of the FASB Accounting Standards Codification. This ASU eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.For public business entities, the new standard is effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The ASU requires prospective adoption and permits early adoption for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this guidance to have a material impact to our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.We are evaluating the effect that ASU 2017-07 will have on our consolidated financial statements and related disclosures.
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
There were no material changes in our exposure to market risk from June 30, 2016 to March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired Carve-Out Business and CES into our overall internal control over financial reporting environment.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chelmsford, Massachusetts, on May 4, 2017.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer