Form 10-K
period 2017-06-30
MERCURY SYSTEMS INC
filed 2017-08-18
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 0-23599

MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 MINUTEMAN ROAD ANDOVER, MA	01810
(Address of principal executive offices)	(Zip Code)
978-256-1300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
SECURITIES EXCHANGE ACT OF 1934: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,241.0 million based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2017: 48,108,360 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
Exhibit Index on Page 84

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

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2017 refers to the period from July 1, 2016 to June 30, 2017.

ITEM 1.	BUSINESS
Our Company
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. We are pioneering a next-generation defense electronics business model specifically designed to meet the industry’s current and emerging technology and business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye and Paveway. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise into electronic subsystem solutions primarily for the aerospace and defense sector.
Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies and subsystems. We utilize leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include data signal, sensor and image processing while also addressing the packaging ruggedizaton and cooling challenges, often referred to as “SWaP” (size, weight, and power), that are common in military applications. We have design, development, and manufacturing capabilities in mission computing, safety-critical avionics and platform management solutions. In addition, we design and manufacture RF, microwave and millimeter wave components and subsystems to meet the needs of the radar, electronic warfare (“EW”), signals intelligence (“SIGINT”) and other high bandwidth communications requirements and applications.
We also provide significant capabilities relating to pre-integrated EW, electronic attack (“EA”) and electronic counter measure (“ECM”) subsystems, SIGINT and electro-optical/infrared (“EO/IR”) processing technologies, and radar environment test and simulation systems. We deploy these solutions on behalf of defense prime contractors and the Department of Defense (“DoD”), leveraging commercially available technologies and solutions (or “building blocks”) from our business and other commercial suppliers. We leverage this technology to design, build and manufacture integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. We bring significant domain expertise to customers, drawing on over 25 years of experience in processing, radar, EW, SIGINT, and radar environment test and simulation.
Our revenues, income from continuing operations and adjusted EBITDA for fiscal 2017 were $408.6 million, $24.9 million and $93.9 million, respectively. Our revenues, income from continuing operations and adjusted EBITDA for fiscal 2016 were $270.2 million, $19.7 million and $57.3 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EBITDA to income (loss) from continuing operations. Results of operations for fiscal 2016 do not include results for CES Creative Electronic Systems, S.A. ("CES") and Delta Microwave, LLC ("Delta") and only include the results for the custom microelectronics, RF and microwave solutions, and embedded security operations of Microsemi Corporation (the “Carve-Out Business”) from May 2, 2016. Accordingly, the information between periods are not directly comparable.
Our Business Strategy
Our strategy is built around our key strengths as a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. We are pioneering a next-generation defense electronics business model specifically designed to meet the industry’s current and emerging technology needs. By driving this strategy consistently, we are able to help our customers, mostly defense prime contractors, reduce program cost, minimize technical risk, and stay on schedule and on budget. Tactically, we have a reputation of relentless execution on behalf of our customers that supports the successful evolution of our strategy.
We intend to accelerate our strategic direction through continued investment in advanced new products and solutions development in the fields of radio frequency, analog-to-digital and digital to analog conversion, advanced multi- and many-core sensor processing systems including GPUs, embedded security, digital storage, and digital radio frequency memory (“DRFM”) solutions, software defined communications capabilities, and advanced security technologies and capabilities. We leverage our engineering development capabilities including systems integration to accelerate our move to become a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially developed, open sensor processing solutions within the markets we serve. We invest in scalable manufacturing operations in the U.S. to enable rapid, cost-effective deployment of our microelectronics and secure processing solutions to our customers. Our engagement model can help lead to long-term production subsystem revenues that will continue long after the initial services are delivered.
This business model positions us to be paid for non-recurring engineering work we would have previously expensed through our own income statement, to team concurrently with multiple defense prime contractors as they pursue new business with the unique solutions they develop and market to the government, and to engage with our customers much earlier in the design cycle and ahead of our competition. Since July 2015, we have substantially added to our technology portfolio by adding capabilities in embedded security with the acquisitions of Lewis Innovative Technologies ("LIT") and the Carve-Out Business, RF solutions and custom microelectronics solutions with the acquisitions of the Carve-Out Business and Delta, and mission computing, safety-critical avionics and platform management with the CES and Richland Technologies L.L.C. ("RTL") acquisitions.
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

Hardware Products
We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing and image processing applications, multi-computer interconnect fabrics, sensor interfaces and command and control functions. To maintain a competitive advantage, we seek to leverage technology investments across multiple product lines and product solutions. We are also influential in the industry-standard organizations associated with our market segments. For example, we started the OpenVPXTM initiative with the goal of providing customers with multi-vendor interoperable hardware built to well-defined system standards. We continue to leverage our embedded high performance processing technologies with our Intel server-class processing products as well as graphics based processor ("GPGPU") products. While this multi-computing and embedded processing technology is one of our core skills, the size, weight, and power constraints that are encountered in connection with the high performance embedded processing applications create unique challenges. For example, to deal with the heat build-up involved in small subsystems, we introduced a key innovation designed to address this challenge. The technology is called Air-Flow-ByTM and it allows previously unattainable levels of processing power within a small footprint by effectively removing heat so the server-class processors can perform at maximum designed power limits. In rugged environments where air is limited, such as high altitude operations, our Liquid-Flow-ByTM technology has been successfully customer tested allowing maximum server-class processor performance in high altitude missions. These innovative cooling techniques for the first time allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and EW capabilities in military platforms.
Our hardware products are typically compute-intensive and require extremely high inter-processor bandwidth and high I/O capacity. These systems often must also meet significant size, weight and power constraints for use in aircraft, UAVs, ships and other vehicles, and be ruggedized for use in highly demanding use environments. They can be used in both commercial industrial applications, such as transportation, exploration, communications, ground radar air traffic control, and advanced defense and intelligence applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command, control, communication and information systems, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
We group our products into the following categories:

•
Components. Components include technology elements typically performing a single, discrete technological function, which when physically combined with other components may be used to create a module or sub-assembly. Examples include but are not limited to power amplifiers and limiters, switches, oscillators, filters, equalizers, digital and analog converters, chips, MMICs (monolithic microwave integrated circuits), and memory and storage devices.

•
Modules and Sub-assemblies. Modules and sub-assemblies include combinations of multiple functional technology elements and/or components that work together to perform multiple functions but are typically resident on or within a single board or housing. Modules and sub-assemblies may in turn be combined to form an integrated subsystem. Examples of modules and sub-assemblies include but are not limited to embedded processing modules, embedded processing boards, switch fabric boards, high speed input/output boards, digital receiver boards, graphics and video processing and Ethernet and IO (input-output) boards, multi-chip modules, integrated radio frequency and microwave multi-function assemblies, tuners, and transceivers.

•
Integrated Subsystems. Integrated subsystems include multiple modules and/or subassemblies combined with a backplane or similar functional element and software to enable a solution. These are typically but not always integrated within a chassis and with cooling, power and other elements to address various requirements and are also often combined with additional technologies for interaction with other parts of a complete system or platform. Integrated subsystems also include spare and replacement modules and sub- assemblies sold as part of the same program for use in or with integrated subsystems sold by us.

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
Recent Acquisitions
Since 2011 we have successfully acquired and integrated eight businesses. The five acquisitions completed since July 1, 2015 are described below.
Acquisition of Lewis Innovative Technologies, Inc.
In December 2015, we acquired LIT. Embedded systems security has become a requirement for new and emerging military programs, and LIT’s security solutions significantly extend our capabilities and leadership in secure embedded computing, a critical differentiator from our traditional competition. LIT’s solutions, combined with our next-generation secure Intel server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements.
Acquisition of the Microsemi Carve-Out Business
On May 2, 2016, we acquired the custom microelectronics, RF and microwave solutions, and embedded security operations from Microsemi Corporation, resulting in the entities comprising the Carve-Out Business becoming 100% owned direct or indirect subsidiaries of Mercury (the “Carve-Out Acquisition”). Net sales for the Carve-Out Business were $99.4 million and $87.2 million for its fiscal years ended September 27, 2015 and September 28, 2014, respectively, and net income (loss) was $6.4 million and ($3.1) million for its fiscal years ended September 27, 2015 and September 28, 2014, respectively.
The Carve-Out Business is a leader in the design, development, and production of sophisticated electronic subsystems and components for use in high technology products for aerospace and defense markets. The Carve-Out Business’ defense electronics solutions include high-density rugged memory modules, secure solid-state drives, secure GPS receiver modules, high-power RF amplifiers, millimeter-wave modules and subsystems, and specialized software and firmware for embedded security applications. The Carve-Out Business’ customers, which include many significant defense prime contractors, outsource many of their electronic design and manufacturing requirements to the Carve-Out Business as a result of its specialized capabilities in packaging electronics for SWaP constrained environments, its focus on security and the unique requirements of defense applications, and its expertise in RF and microwave technologies. The Carve-Out Business’ products and technologies are used in a variety of defense applications, including missiles and precision-guided munitions, fighter and surveillance aircraft, airport security portals, and advanced electronic systems for radar and EW.
Acquisition of Creative Electronic Systems
In November 2016, we acquired CES. Based in Geneva, Switzerland, CES is a leading provider of embedded solutions for military and aerospace mission critical computing applications. CES specializes in the design, development and manufacture of safety-certifiable product and subsystems solutions including: primary flight control units, flight test computers, mission computers, command and control processors, graphics and video processing and avionics-certified Ethernet and IO. CES has decades of experience designing subsystems deployed in applications certified up to the highest levels of design assurance. CES products and solutions are used on platforms such as aerial refueling tankers and multi-mission aircraft, as well as several types of unmanned platforms.
The addition of CES adds important and complementary capabilities in mission computing, safety-critical avionics and platform management that are in demand from our customers. These new capabilities will also substantially expand our addressable market into commercial aerospace, defense platform management, C4I and mission computing markets that are aligned to our existing market focus. CES also expands our international presence and gives us better access to non-U.S. markets. Like Mercury, CES has exceptional technology, solid engineering talent and strong leadership, so we believe there is an excellent fit strategically, culturally and operationally between the CES business and Mercury.
Acquisition of Delta Microwave, LLC
In April 2017, we acquired Delta. Based in Oxnard, California, Delta is a leading designer and manufacturer of high-value RF, microwave and millimeter wave sub-assemblies and components for the military, aerospace, and space markets.
The acquisition of Delta is an excellent fit for our market and content expansion strategy. Delta’s strengths in high-power, high-frequency active and passive microwave components and subassemblies - particularly in GaN solid-state power amplifiers - are driving strong backlog and growth. These new capabilities add scale and breadth to our existing RF, microwave and millimeter wave portfolio, expand our addressable market into satellite communications, datalinks and space launch - markets that are well-

aligned with our existing market focus - and deepen our penetration into our core radar, EW, and precision-guided munitions markets.
Additionally, Delta has a strong position on a number of franchise U.S. and international defense programs such as F-35, Paveway, MALD, and Rivet Joint that complement our presence. Delta has strong relationships with space OEMs, supplying future manned spaceflight missions as well as military and commercial satellite programs, representing a new growth area for Mercury.
Acquisition of Richland Technologies L.L.C.
In July 2017, we acquired Richland Technologies L.L.C. (“RTL”). Based in Duluth, Georgia, RTL specializes in safety-critical and high integrity systems, software, and hardware development as well as safety-certification services for mission-critical applications. In addition, RTL is a leader in safety-certifiable embedded graphics software for commercial and military aerospace applications. The acquisition complements our acquisition of CES in November 2016 by providing additional capabilities in safety-critical markets as well as the opportunity to leverage RTL's U.S. presence and expertise. Together, the RTL and CES acquisitions position us uniquely as a leading provider of secure and safety-critical processing subsystems for aerospace and defense customers.
We gained a European footprint in safety-critical avionics with the acquisition of CES. The combination of RTL with CES strengthens our U.S. presence in the safety-critical avionics market, adding significant systems engineering, safety-critical software and hardware development and certification expertise to our existing mission computing portfolio. These new capabilities enhance our market penetration in commercial aerospace, defense platform management, C4I and mission computing - markets that are very closely aligned with our existing market focus.
Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed and manufactured secure sensor and safety critical mission processing capabilities for critical aerospace, defense and intelligence applications. Historically, our primary market has been centered on bringing commercially available technologies to the defense sector, specifically C4I systems, sensor processing and EW systems; and commercial markets, which include commercial aerospace communications and other commercial computing applications. We believe we are well-positioned in growing, sustainable market segments of the defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the Carve-Out Business and Delta further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. Further, the CES and RTL acquisitions provided us new capabilities that substantially expand our addressable market into commercial aerospace, defense platform management and mission computing markets that are aligned to our existing market focus.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:

•
The aerospace and defense electronics market is expected to grow in 2017 and beyond. According to Renaissance Strategic Advisors (“RSA”), the global aerospace and defense electronics market is estimated to be $97 billion in 2017, growing to $108 billion by 2021. Within this global market, RSA estimates that the U.S. defense electronics market will be approximately $43 billion in 2017, growing to $47 billion in 2021. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the ISR, EW, guided missiles and precision munitions, and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome.

•
The rapidly expanding demand for tactical ISR is leading to significant growth in sensor data being generated, leading to even greater demand for the capability of our products to securely store and process data onboard platforms. An increase in the prevalence and resolution of ISR sensors is generating significant growth in the associated data that needs to be stored and turned into information for the warfighter in a timely manner. In addition, several factors are driving the defense and intelligence industries to demand greater capability to collect, store, and process data onboard the aircraft, UAVs, ships and other vehicles, which we refer to collectively as platforms. These factors include the limited communications bandwidth of existing platforms, the need for platforms that can operate more autonomously and possibly in denied communications environments, the need for platforms with increased persistence to enable them to remain in or fly above the battlefield for extended periods, and the need for greater onboard processing capabilities.

•
Rogue nations’ missile programs and threats from peer nations are causing greater investment in advanced new radar, EW and ballistic missile defense capabilities. There are a number of new and emerging threats, such as peer nations developing stealth technologies, including stealth aircraft, new anti-ship ballistic missiles that potentially threaten the U.S. naval fleet, and a variety of other advanced missile capabilities. Additionally, U.S. armed forces require enhanced signals intelligence and jamming capabilities. In response to these emerging threats, we have participated in key DoD programs, including Aegis, Patriot, SEWIP, a large ground-based radar, F-22 Raptor, F-35 Joint Strike Fighter and upgrade programs for the F-15 and F-16.

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

•
Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies. RSA estimates that in 2017 the U.S. defense tier 2 embedded computing and RF market addressable by suppliers such as Mercury is approximately $13 billion. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. On a global basis the tier 2 embedded computing and RF market in 2017 is estimated by RSA to be over $30 billion. The U.S. government is intensely focused on making systems more affordable and shortening their development time. As a company that provides commercial items to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. Several factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities and solutions, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.

•
DoD security and program protection requirements are creating new opportunities for our advanced secure processing capabilities. The government is focused on ensuring that the U.S. military protects its defense electronic systems and the information held within them from nefarious activities such as tampering, reverse engineering, and other forms of advanced attacks, including cyber. The requirement to add security comes at a time when the commercial technology world continues to offshore more of the design, development, manufacturing, and support of such capabilities, making it more difficult to protect against embedded vulnerabilities, tampering, reverse engineering and other undesired activities. The DoD has a mandate to ensure both the provenance and integrity of the technology and its associated supply chain. These factors have created a unique opportunity for us to expand beyond sensor processing into the provision of advanced secure processing subsystems and capabilities for other on-board critical computing applications designed, developed, manufactured, and supported in the U.S.A. In addition, advanced systems sold to foreign military buyers also require protection so that the technologies, techniques and data associated with them do not become more widely available, which further enhances our market opportunity.

Our Competitive Strengths
We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:

•
Subsystem Solutions Provider for the C4ISR and EW Markets. Through our commercially developed, specialized processing subsystem solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate subsystem-level capabilities allows us to provide solutions that most effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and intelligence processing onboard the platform. We leverage our deep expertise in embedded multicomputing, embedded sensor processing, with the addition of our RF microwave and millimeter subsystems and components, along with strategic investments in research and development to provide solutions across the sensor processing chain.

Our deep domain knowledge within our company rounds out our capabilities and services to our prime contractor and DoD customers. The acquisitions of the Carve-Out Business and Delta have added both depth and breadth to our capabilities and offerings, and also open new market opportunities such as missiles, precision guided munitions and homeland security. Further, the CES and RTL acquisitions provided us new capabilities that substantially expand our addressable market into commercial aerospace, defense platform management and mission computing markets that are aligned to our existing market focus.

•
Diverse Mix of Stable, Growth Programs Aligned with DoD Funding Priorities. Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, guided missiles and precision munitions, airborne reconnaissance, EW, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, Patriot missile, SEWIP, and Paveway. In addition, we consistently leverage our technology and capabilities across multiple programs, providing significant operating leverage and cost savings. Our recent acquisitions allow us to participate in a broader array of programs, many with customers that are already key strategic customers of ours.

•
We are a leading commercial provider of secure processing subsystems designed and made in the U.S.A. We have a portfolio of OSA technology building blocks across the entire sensor processing chain. We offer embedded secure processing capabilities with advanced packaging and cooling technologies that ruggedize commercial technologies while allowing them to stay cool for reliable operation. These capabilities allow us to help our customers meet the demanding SWaP requirements of today’s defense platforms. Our pre-integrated subsystems improve affordability by substantially reducing customer system integration costs and time-to-market for our solutions. System integration costs are one of the more substantial costs our customers bear in developing and deploying technologies in defense programs and platforms. Our pre-integrated solutions approach allows for more rapid and affordable modernization of existing platforms and faster deployment of new platforms.

Our strengths in this area include our position as an early and leading advocate for OSA in defense, offering Intel server class processing form factors across 3/6U OpenVPX, ATCA and rack-mount architectures, and high density, secure solutions across multiple hardware architectures to seamlessly scale to meet our customers’ SWaP requirements. In addition, we have a 30-year legacy of system management and system integration expertise that allows us to reduce technical risk, while improving affordability and interoperability. Our system integration expertise is a cornerstone in helping us support our customers in deploying pre-integrated, OSA subsystems.

•
We provide advanced, integrated security features for our products and subsystems, addressing an increasingly prevalent requirement for DoD program security. We offer secure processing expertise that is built-in to our pre-integrated subsystems, not bolted on. By doing this we are able to provide secure building blocks that allow our customers to also incorporate their own security capabilities. This assists our customers in ensuring program protection as they deploy critical platforms and programs, all in support of DoD missions. The Carve-Out Acquisition brought us new security technologies and also allowed us to provide enhanced security capabilities in areas such as memory and storage devices. The Carve-Out Acquisition also provided us with a DMEA (“Defense Micro-Electronics Association”) certified trusted manufacturing facility for microelectronics in our Phoenix, Arizona facility.

•
We are pioneering a next generation business model. The DoD and the defense industrial base is currently undergoing a major transformation. Domestic political and budget uncertainty, geopolitical instability and evolving global threats have become constants. The defense budget, while stabilized in the short term, remains under pressure and R&D and technology spending are often in budgetary competition with the increasing costs of military personnel requirements, health care costs, and other important elements within the DoD and the federal budget generally. Finally, defense acquisition reform calls for the continued drive for innovation and competition within the defense industrial base, while also driving down acquisition costs. Our approach is built around a few key pillars:

•	We continue to leverage our expertise in building pre-integrated subsystems in support of critical defense programs, driving out procurement costs by lowering integration expenses of our customers.

•	We have been a pioneer in driving OSA for both embedded computing and RF.

•	The DoD has asked defense industry participants to invest their own resources into R&D. This approach is a pillar of our business model.

•
Security and program protection are now critical considerations for both program modernizations as well as for new program deployment. We are now in our third generation of building secure embedded processing solutions.

We have a next generation business model built to meet the emerging needs of the DoD.

•
Value-Added Subsystem Solution Provider for Defense Prime Contractors. Because of the DoD’s continuing shift toward a firm fixed price contract procurement model, an increasingly uncertain budgetary and procurement environment, and increased budget pressures from both the U.S. and allied governments, defense prime contractors are accelerating their move toward outsourcing opportunities to help mitigate the increased program and financial risk. Our differentiated secure sensor and safety-critical processing solutions offer meaningful capabilities upgrades for our customers and enable the rapid, cost-effective deployment of systems to the end customer. We believe our open architecture subsystems offer differentiated sensor processing and data analytics capabilities that cannot be easily replicated. Our solutions minimize program risk, maximize application portability, and accelerate customers’ time to market, all within a fixed-pricing contracting environment.

•
Delivery of Platform-Ready Solutions for Classified Programs. We believe our integration work through our Cypress, California facility provides us with critical insights as we implement and incorporate key classified government intellectual property, including critical intelligence and signal processing algorithms, into advanced systems. This integration work provides us the opportunity to combine directly and integrate our technology building blocks along with our intellectual property into our existing embedded processing products and solutions, enabling us to deliver more affordable, platform-ready integrated ISR subsystems that leverage our OSA and address key government technology and procurement concerns. Our operations in this environment also help us identify emerging needs and opportunities to influence our future product development, so that critical future needs can be met in a timely manner with commercially-developed products and solutions.

•
Advanced Microelectronics Centers. Our Advanced Microelectronics Centers (“AMCs”) in Hudson, New Hampshire and West Caldwell, New Jersey, design, build and test RF components and subsystems in support of a variety of key customer programs. With our fiscal 2014 move into our new AMC in Hudson, New Hampshire, including the installation of integrated business systems into both our AMCs, we have a platform for scalable, continued growth in our RF product lines. Our scalable microelectronics manufacturing operations at our AMCs enable rapid, cost-effective deployment of RF solutions to our customers. The acquisitions of the Carve-Out Business and Delta have provided us with west coast RF manufacturing locations providing similar advanced capabilities and better proximity to certain key customer locations.

•
United States Manufacturing Operations. Our United States Manufacturing Operations (“USMO”) in Phoenix, Arizona is built around scalable, repeatable, secure, affordable, and predictable manufacturing. The facility is a DMEA certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The USMO is designed for efficient manufacture, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.

•
Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our customers include BAE Systems, The Boeing Company, Harris, L3 Technologies, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that our recently acquired businesses have with many of the same customers.

•
Proven Management Team. Over the past several years, our senior management team has refocused the Company on its economic core, developed a long-term compelling strategy for the defense markets and restored profitability to the business. Having completed these critical steps to rebuild the Company and with a senior management team with significant experience in growing and scaling businesses, both through operating execution and acquisitions, we believe that we have demonstrated our operational capabilities and we are well-positioned to continue growing and scaling our business.

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
The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts, and reputation in the market. Our competitive strengths include rapid, innovative engineering in both hardware and software products, subsystem design expertise, advanced packaging capability to deliver the most optimized SWaP solution possible, our ability to respond rapidly to varied customer requirements, and a track record of successfully supporting many high profile programs in the defense market. There are a limited number of competitors across the market segments and application types in which we compete. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a component or board-level, others at a subsystem level. We also compete with in-house design teams at our customers. The DoD as well as the defense prime contractors are pushing for more outsourcing of subsystem designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our long standing subsystem expertise to provide this value to our customers.
Research and Product Development
Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in mission, signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Expenditures for research and development amounted to $54.1 million, $36.4 million, and $36.5 million in fiscal 2017, 2016, and 2015, respectively. As of June 30, 2017, we had 352 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our sales are produced in International Organization for Standardization, or ISO, 9001:2000 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, and RF & microwave components and subsystems.
Our Phoenix, Arizona facility manufactures our custom microelectronics products in ISO, 9001:2008 and AS9100 quality system certified facilities. This is a DMEA certified trusted manufacturing facility and is primarily focused on advanced secure system-on-chip design, assembly, packaging, and test. Our Oxnard and Camarillo, California facilities manufacture radio frequency and microwave products in ISO 9001:2008 and AS9100 quality system certified facilities. Our Cypress, California, West Lafayette, Indiana, and Huntsville, Alabama facilities are AS9100 quality systems certified facilities as well. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 and ISO 9001:2008 quality systems certified facilities. Our Andover, Massachusetts facility is also a DMEA certified trusted design facility and is primarily focused on advanced security features for the processing product line.
We rely on both vertical integration and subcontracting to contract manufacturers to meet our manufacturing needs. Our USMO has the manufacturing capabilities to complete the assembly and testing for certain of our embedded multi-computing products. We subcontract a portion of the assembly and testing for our other embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. Our printed circuit board assemblies and chassis subsystems' manufacturing operations also consist of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). Our vertically integrated subsystem product solutions rely on strong relationships with strategic suppliers to ensure on-time delivery and high quality products. We manage supplier performance and capability through quality audits and stringent source, incoming and/or first article inspection processes. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
Our USMO in Phoenix, Arizona is built around scalable, repeatable, secure, affordable, and predictable manufacturing. The facility is a DMEA certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The USMO is designed for efficient manufacture, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.
We built out a new microelectronics facility in Hudson, New Hampshire that opened during fiscal 2014. This facility consolidated the former microelectronics operations in Salem, New Hampshire and Hudson, New Hampshire as well as the former facilities in Ewing, New Jersey and Monroe, Connecticut. This facility is specifically aimed at providing scalable manufacturing within our critical RF and microwave businesses. We leverage best practices in design, development, manufacturing and materials handling at this facility. The facility is one of our Advanced Microelectronics Centers, which includes our RF/microwave subsystems group in West Caldwell, New Jersey. The Advanced Microelectronics Centers design, build and test both RF and microwave components and subsystems in support of a variety of key customer programs.
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
We also design, develop, and manufacture DRFM units for a variety of modern EW applications, as well as radar environment simulation and test systems for defense and intelligence applications. We develop high performance SIGINT payloads and EO/IR technologies for small UAV platforms as well as powerful onboard UAV processor systems for real-time Wide Area Motion Imagery.
Intellectual Property and Proprietary Rights
As of June 30, 2017, we held 67 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

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
Backlog
As of June 30, 2017, we had a backlog of orders aggregating approximately $357.0 million, of which $290.8 million is expected to be delivered within the next twelve months. As of June 30, 2016, backlog was approximately $287.7 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.
Employees
At June 30, 2017, we employed a total of 1,159 people excluding contractors, including 352 in research and development, 93 in sales and marketing, 552 in manufacturing and customer support and 162 in general and administrative functions. We have 80 employees located in Europe, one located in Japan, and 1,078 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good. We also use contractors on an as needed basis.
Customers
Our revenues are concentrated in three defense prime contractors including Lockheed Martin Corporation, Raytheon Company and Northrop Grumman Corporation for the years ended June 30, 2017, 2016 and 2015. These three defense prime contractors comprised an aggregate of 44%, 51% and 61% of our revenues in each of the years ended June 30, 2017, 2016 and 2015, respectively. While sales to each of these customers typically compose 10% or more of our revenue, the sales to these customers are spread across multiple programs and platforms.
Corporate Headquarters and Incorporation
We recently relocated our Corporate headquarters into a more modern facility in Andover, MA, investing in communications, media and collaborative capabilities, engineering labs and security infrastructure.
Mercury Systems, Inc. was incorporated in Massachusetts in 1981.
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
OTHER INFORMATION
EchoCore, Echotek, Ensemble, PowerStream, RACE++, and MultiCore Plus and ASSURE-Stor are registered trademarks, and Mercury Systems, Innovation that Matters, Air Flow-By, Liquid Flow-By, POET, CANGuard, WhiteboxCRYPTO, CodeSEAL, EnforcIT-S, and SecureBootFPGA are trademarks of Mercury Systems, Inc. OpenVPX is a trademark of the VMEbus International Trade Association. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 1A.	RISK FACTORS:
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and related services, primarily as an indirect subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 96%, 98%, and 94% of our total net revenues in fiscal 2017, 2016, and 2015, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. During fiscal 2014, the Presidential election, gridlock in Congress, a continuing budget resolution, and the implementation of defense budget sequestration impacted our revenues and increased uncertainty in our business and financial planning. For fiscal 2018 and beyond, the potential for further gridlock in Congress, another continuing budget resolution, or the defense industry operating under sequestration could adversely impact our revenues and increase uncertainty in our business and financial planning. In addition, delays in the funding for new or existing programs, or in defense appropriation generally could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated. Further, oil price volatility and the decline in oil prices may negatively impact foreign military sales funding program size due to oil's impact on foreign budgets.
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

•
Our customers include U.S. government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government contracts. In addition, when we contract with the U.S. government, we must comply with these laws and regulations, including the organizational conflict-of-interest regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between us and the U.S. government.

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

•
We qualify as a “small business” for government contracts purposes under the definition of that term in an applicable NAICS code because we have fewer than 1,250 employees. As we grow and potentially have a rolling 12-month average of over 1,250 employees in the future, we would no longer qualify as a small business. Loss of our small business status could negatively impact us, including our customers purchases from us would not qualify as purchases from a small business, customers may flow down additional Federal Acquisition Regulation, or FAR, clauses in their contracts with us that are less favorable than our existing contract terms and conditions. We expect to lose our status as a small business during fiscal 2018.

•
We are subject to the Defense Federal Acquisition Regulations Supplement, referred to as DFARS, in connection with our defense work for the U.S. government and defense prime contractors. Amendments to the DFARS, such as the amendment to the DFARS specialty metals clause requiring that the specialty metals in specified items be smelted or produced in the U.S. or other qualifying countries, may increase our costs for certain materials or result in supply-chain difficulties or production delays due to the limited availability of compliant materials. Compliance with the conflict minerals regulations enacted pursuant to the Dodd Frank legislation may pose similar risks and increase our costs. The new DFARS cyber-security requirements may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cyber-security requirements by the implementation deadline for the security protocols, which is currently scheduled during our fiscal 2018.

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
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2017, Lockheed Martin Corporation accounted for 20% of our total net revenues and Raytheon Company accounted for 16% of our total net revenues. In fiscal 2016, Lockheed Martin Corporation accounted for 23% of our total net revenues and Raytheon Company accounted for 20% of our total net revenues. In fiscal 2015, Raytheon Company accounted for 37% of our total net revenues and Lockheed Martin Corporation accounted for 20% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 37%, 52%, and 61% of our total net revenues for fiscal 2017, 2016, and 2015, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. For the fiscal year ended June 30, 2017, no single program individually comprised ten percent or more of our revenues. For the fiscal year ended June 30, 2016, the Surface Electronic Warfare Improvement Program ("SEWIP") program individually comprised 12% of our revenues. For the fiscal years ended June 30, 2016 and 2015, the Aegis program individually comprised 10% and 12% of our revenues, respectively. For the fiscal year ended June 30, 2015, Patriot and F-35 accounted for 18% and 16% of our revenue, respectively. Loss of a significant radar program could adversely affect our results of operations.
Going forward, we believe the SEWIP, AEGIS, F-35, F-16 and the Patriot missile defense programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. In addition, as we shift our business mix toward more services-led engagements with legacy product revenues becoming a lesser amount of our total revenues, we could experience downward pressure on margins and reduced profitability. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.

If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings, and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. In addition, customers may decide to insource products that they have traditionally outsourced to us. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. In addition to adapting to rapidly changing technology, we must also develop a reputation as a best-of-breed technology provider. Competitors may be perceived in the market as being more brand-based providers of open-source architectures versus Mercury. Perceptions of Mercury as a high-cost provider, or as having stale technology could cause us to lose existing customers or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers.
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
We compete in highly competitive industries, and our customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share to put more downward pressure on prices and offer a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. Our defense prime contractor customers could decide to pursue secure processing as one of their core competencies and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.
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
The timing, length, and severity of the up-and-down cycles in the commercial and defense industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.
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
Growing our business, in particular by providing services and products such as sophisticated subsystems for major defense programs could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing quality services for subsystem level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a subsystem level could result in lost opportunities and revenues. Failure to implement consistent management systems across our entire platform, to increase the level of automation to scale our operations and to establish a uniform program management process for lifecycle management could negatively impact our ability to generate efficiencies to achieve cost reduction objectives.
Future acquisitions may adversely affect our financial condition.
As part of our strategy for growth, we expect to continue to explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us.
Acquisitions may pose risks to our operations, including:

•	problems and increased costs in connection with the integration of the personnel, operations, technologies, or products of the acquired businesses;

•	layering of integration activity due to multiple overlapping acquisitions;

•	unanticipated costs;

•	failure to achieve anticipated increases in revenues and profitability;

•	diversion of management’s attention from our core business;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

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
We may not realize the expected benefits, including synergies, of the acquisitions of the Carve-Out Business, CES, Delta and RTL because of integration difficulties and other challenges.
While we expect the Carve-Out Business, CES, Delta, and RTL acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating such businesses with our existing business. The integration process may be complex, costly and time consuming.
The difficulties of integrating the operations of the Carve-Out Business, CES, Delta, and RTL include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain key customers;

•	operating risks inherent in the Carve-Out Business, CES, Delta, and RTL and our business;

•	the impact of any assumed legal proceedings;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses costs, charges and liabilities related to the Acquisition.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Mercury and the Carve-Out Business, CES, Delta, and RTL had achieved or might achieve separately. In addition, we may not accomplish the integration of these businesses smoothly, successfully or within the anticipated costs or timeframe. Further, we will incur implementation costs relative to these anticipated cost synergies, and our expectations with respect to integration or synergies as a result of these acquisitions may not materialize. Accordingly, you should not place undue reliance on our anticipated synergies.
The market price of our common stock may decline as a result of our M&A activity.
The market price of our common stock may decline as a result of our merger and acquisition activity if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the Carve-out Business, CES, Delta, and RTL are not realized. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.

We may incur substantial indebtedness.
In June 2017, we amended our revolving credit facility ("Revolving Credit Facility"), increasing and extending the facility into a $400.0 million, 5-year revolving credit line expiring in June 2022. In connection with the amendment, we repaid the remaining principal on our term loan using cash on hand. The Revolving Credit Facility remained undrawn at June 30, 2017, other than for outstanding letters of credit.
Subject to the limits contained in our Revolving Credit Facility, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:

•
making it more difficult for us to satisfy our obligations under our debt instruments, including, without limitation, the Revolving Credit Facility; and if we fail to comply with these requirements, an event of default could result;

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
In addition, our Revolving Credit Facility contains restrictive covenants that may limit our ability to engage in activities that are in our long term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt. And, if we were unable to repay the amounts due and payable, the lenders under our Revolving Credit Facility could proceed against the collateral granted to them to secure that indebtedness.
In addition, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. In December 2015, the U.S. Federal Reserve announced that it would gradually raise short-term interest rates over the next three years, which it has begun.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At June 30, 2017, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $380.8 million and $129.0 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our recent acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
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
With the expansion of our microelectronics and RF and microwave product lines in recent years, primarily related to the acquisitions of Delta in fiscal 2017 and the Carve-Out Business in fiscal 2016, as well as our earlier acquisitions of Micronetics, Inc., KOR Electronics, and LNX Corporation, the mix and volume of products that we manufacture in-house has increased. With the building of our Advanced Microelectronics Center in Hudson, New Hampshire during fiscal 2014, we are becoming more vertically integrated in our microwave and RF product lines. This vertical integration could lead to higher capital intensity, labor utilization rate volatility which could affect our profitability, and higher fixed costs. Also, the changes to business processes and IT systems required to combine two locations into a single site like our Advanced Microelectronics Center may interrupt our operations for a period of time resulting in higher costs, lower revenues and missed opportunities for design wins. In addition, Benchmark Electronics, Inc. notified us in 2016 that they would no longer contract manufacture certain of our digital processing products at their Huntsville, Alabama facility due to internal integration planning at Benchmark. As a result, we began to internally manufacture the impacted Huntsville, Alabama digital processing product line at our Phoenix, Arizona facility. With our build out of a surface mount technology manufacturing capability in our Phoenix, Arizona facility, which we refer to as our USMO, we are developing a second source for our digital processing product manufacturing needs to complement our contract manufacturing relationship with Benchmark Electronics. With a source of internal manufacturing to meet an increasing portion of our digital processing product manufacturing needs, we will need to effectively manage our relationship with our contract manufacturers to manage our order volumes, scale production to meet volume requirements, and maintain necessary inventory levels.
We are exposed to risks associated with international operations and markets.
We market and sell products in international markets, and have established sales offices and subsidiaries in United Kingdom and Japan and, as part of the acquisition of CES in November 2016, we now have manufacturing and engineering facilities in Switzerland. Revenues from international operations accounted for 7%, 4%, and 2% of our total net revenues in fiscal 2017, 2016, and 2015, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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
With the acquisition of CES in fiscal 2017, we acquired a pension plan (the "Plan") for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our consolidated balance sheet at June 30, 2017. The funded status may vary from year to year due to changes in the fair value of Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of June 30, 2017, we had a liability of $6.6 million in other non-current liabilities representing the net under-funded status of the Plan.
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
Our need for continued or increased investment in research and development may increase expenses and reduce our profitability.
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
Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	delays in completion of internal product development projects;

•	delays in shipping hardware and software;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to our served markets;

•	changes in customer order patterns;

•	production delays due to quality problems with outsourced components;

•	inability to scale quick reaction capability products due to low product volume;

•	shortages and costs of components;

•	the timing of product line transitions;

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology;

•	inability to realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits;

•	potential asset impairment, including goodwill and intangibles, or restructuring charges; and

•	changes in estimates of completion on fixed price service engagements.
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
Our future success also depends on our ability to timely identify, attract, hire, train, retain and motivate highly skilled managerial and operational personnel as we continue our pace of growth. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly. Further, stock price volatility and improvements in the economy could impact our ability to attract and retain key personnel.
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
We must comply with U.S. laws regulating the export of our products and technology. In addition, we are required to obtain a license from the U.S. federal government to export certain of our products and technical data as well as to provide technical services to foreign persons related to such products and technical data. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. federal government for international sales or domestic sales to foreign persons including transfers of technical data or the provision of technical services. Likewise, our international operations are subject to the export laws of the countries in which they conduct business. Moreover, the export regimes and the governing policies applicable to our business are subject to change. We cannot assure you of the extent that such export authorizations will be available to us, if at all, in the future. If we cannot obtain required government approvals under applicable regulations in a timely manner or at all, we could be delayed or prevented from selling our products in certain jurisdictions, which could adversely affect our business and financial results.
If we are unable to obtain or maintain appropriate government security clearances for our facilities or personnel, we may be precluded from bidding on certain opportunities.
We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Several of our facilities maintain a facility security clearance and many of our employees maintain a personal security clearance in order to access sensitive information necessary to the performance of our work on certain government contracts and subcontracts.  Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract or subcontract, or potentially debarment as a government contractor.
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
Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, as part of our growth strategy, we may continue to explore acquisitions or strategic alliances that could adversely affect internal control over financial reporting during the integration period until the acquired business has been fully incorporated into our internal control environment. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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
Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of defense technology companies;

•	conditions of the United States and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows; and

•	prevailing interest rates.
We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

•	further develop or enhance our customer base;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States and elsewhere;

•	hire, train and retain employees;

•	market our software solutions, services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth our significant properties as of June 30, 2017:

Location	Size in Sq. Feet	Commitment
Phoenix, AZ	116,858	Leased, expiring 2020
Andover, MA	114,198	Leased, expiring 2029
Hudson, NH	100,111	Leased, expiring 2024
Cypress, CA	42,770	Leased, expiring 2021
Oxnard, CA	35,650	Leased, expiring 2019
Huntsville, AL	25,950	Leased, expiring 2018
Camarillo, CA	25,195	Leased, expiring 2020
The company actively manages its facilities and is in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2017, 2018 or 2019. In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note K to the consolidated financial statements.

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
Mark Aslett, age 49, joined Mercury in 2007 and has served as the President and Chief Executive Officer since then, and served as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications-North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.
Christopher C. Cambria, age 59, joined Mercury in 2016 as Senior Vice President, General Counsel and Secretary and was appointed Executive Vice President, General Counsel, and Secretary in 2017. Prior to joining Mercury, he was Vice President, General Counsel, and Secretary of Aerojet Rocketdyne Holdings, Inc. from 2012 to 2016 and Vice President, General Counsel from 2011 to 2012. He was with L-3 Communications Holdings, Inc. from 1997 through 2009 serving as Senior Vice President and Senior Counsel, Mergers and Acquisitions from 2006 to 2009, Senior Vice President, Secretary and General Counsel from 2001 to 2006, and Vice President, General Counsel and Secretary from 1997 to 2001. Prior to L-3, Mr. Cambria was an Associate with Fried, Frank, Harris, Shriver & Jacobson and Cravath, Swaine & Moore.
Gerald M. Haines II, age 54, joined Mercury in 2010 as Senior Vice President of Corporate Development and General Counsel and in 2014 was appointed Executive Vice President, CFO and Treasurer. Prior to Mercury, from 2008 to 2010 he served as Executive Vice President at Verenium Corporation, a publicly traded company engaged in the development and commercialization of biofuels and specialty enzymes, where he oversaw various corporate development, corporate finance, and joint venturing activities. Previously, Mr. Haines served as Executive Vice President of Strategic Affairs of Enterasys Networks, Inc., a publicly traded network communications company, Senior Vice President of Cabletron Systems, Inc., the predecessor of Enterasys Networks, and Vice President of Applied Extrusion Technologies, a large manufacturer of plastic films and packaging. He began his career at J.P. Morgan. Mr. Haines holds a bachelor's degree in Business Administration, magna cum laude, from Boston University, and a law degree from Cornell Law School.
Charles A. Speicher, age 58, joined Mercury in 2010 as Vice President, Controller, and Chief Accounting Officer. Prior to joining Mercury, Mr. Speicher held various positions at Virtusa Corporation, a publicly-traded global IT services company, including Vice President of Global Accounting Operations and Corporate Controller from 2001 to 2009. Mr. Speicher was Corporate Controller at Cerulean Technologies Inc., a software product company, from 1996 to 2001. Prior to Cerulean, Mr. Speicher held positions with Wyman-Gordon Company, Wang Laboratories Inc. and Arthur Andersen & Company, LLP. Mr. Speicher is a CPA licensed in Massachusetts.
Didier M.C. Thibaud, age 56, joined Mercury in 1995, and has served as our Executive Vice President, Chief Operating Officer since January 2016. Prior to that he was President of our Mercury Commercial Electronics business unit since 2012. Prior to that, he was President of our Advanced Computing Solutions business unit since 2007. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to June 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2017 Fourth quarter	$43.15	$36.09
Third quarter	$40.86	$29.31
Second quarter	$32.75	$22.31
First quarter	$26.37	$21.52
2016 Fourth quarter	$24.87	$18.98
Third quarter	$20.85	$15.67
Second quarter	$19.99	$15.52
First quarter	$16.44	$13.56
As of July 31, 2017, we had 291 record shareholders. As of July 17, 2017, we had 21,830 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended June 30, 2017:

Period of Net Share Settlement	Total Number of Shares Net Settled (1)	Average Price Per Share
July 1, 2016 - September 30, 2016	260	$23.48
October 1, 2016 - December 31, 2016	53	$27.34
January 1, 2017 - March 31, 2017	4	$36.01
April 1, 2017 - June 30, 2017	27	$39.43
Total	344
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
Share Repurchase Plans
During fiscal 2017, we had no active share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA
The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Net revenues	$408,588	$270,154	$234,847	$208,729	$194,231
Income (loss) from operations	$37,403	$23,973	$18,355	$(7,405)	$(24,810)
Income (loss) from continuing operations	$24,875	$19,742	$14,429	$(4,072)	$(13,782)
Adjusted EBITDA(1)	$93,921	$57,274	$44,414	$23,522	$9,940
Net earnings (loss) per share from continuing operations:
Basic	$0.59	$0.58	$0.45	$(0.13)	$(0.46)
Diluted	$0.58	$0.56	$0.44	$(0.13)	$(0.46)

	As of June 30,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Working capital	$173,351	$177,748	$142,472	$127,375	$115,483
Total assets	$815,745	$736,496	$386,880	$373,712	$374,431
Long-term obligations	$17,483	$195,808	$3,457	$13,635	$15,112
Total shareholders’ equity	$725,417	$473,044	$350,138	$327,147	$328,501

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
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, we are pioneering a next-generation defense electronics business model designed to meet the industry's current and emerging business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-35, F-16 SABR, E2D Hawkeye, Reaper and Paveway. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
As of June 30, 2017, we had 1,159 employees. Our revenue, income from continuing operations and adjusted EBITDA for fiscal 2017 were $408.6 million, $24.9 million, and $93.9 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation of our income (loss) from continuing operations to adjusted EBITDA.
Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies and subsystems. We utilize leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include data signal, sensor and image processing while addressing the packaging challenges, often referred to as “SWaP” (size, weight, and power), that are common in military applications. We have design, development, and manufacturing capabilities in mission computing, safety-critical avionics and platform management. In addition, we design and manufacture RF, microwave and millimeter wave components and subsystems to meet the needs of the radar, electronic warfare (“EW”), signals intelligence (“SIGINT”) and other high bandwidth communications requirements and applications.
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
Since we conduct much of our business with our defense customers via commercial items, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends.

BUSINESS DEVELOPMENTS:
FISCAL 2017
On June 27, 2017, we amended our revolving credit facility ("Revolving Credit Facility"), increasing and extending the facility into a $400.0 million, 5-year revolving credit line expiring in June 2022. In connection with the amendment, we repaid the remaining principal on our term loan using cash on hand. The Revolving Credit Facility remained undrawn at June 30, 2017, other than for outstanding letters of credit.
On April 3, 2017, we acquired Delta Microwave, LLC ("Delta"). Delta is a leading designer and manufacturer of high-value RF, microwave and millimeter wave sub-assemblies and components for the military, aerospace and space markets. The acquisition and transaction related expenses were funded with cash on hand.
On January 26, 2017, we announced the commencement of an underwritten public offering of our common stock, par value $0.01 per share. On February 1, 2017, we closed the offering, including the full over-allotment allocation, selling an aggregate of 6.9 million shares of common stock at a price to the public of $33.00 for total net proceeds of $215.7 million.
On November 4, 2016, we acquired CES Creative Electronic Systems, S.A. ("CES"). Based in Geneva, Switzerland, CES is a leading provider of embedded solutions for military and aerospace mission-critical computing applications. CES specializes in the design, development and manufacture of safety-certifiable product and subsystems solutions including: primary flight control units, flight test computers, mission computers, command and control processors, graphics and video processing and avionics-certified Ethernet and IO. CES has decades of experience designing subsystems deployed in applications certified up to the highest levels of design assurance. CES products and solutions are used on platforms such as aerial refueling tankers and multi-mission aircraft, as well as several types of unmanned platforms.
FISCAL 2016
On May 2, 2016, we acquired the custom microelectronics, RF and microwave solutions, and embedded security operations of Microsemi Corporation (the “Carve-Out Business”), resulting in the entities comprising the Carve-Out Business becoming 100% owned direct or indirect subsidiaries of Mercury (the “Acquisition”).
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
On December 16, 2015, we acquired Lewis Innovative Technologies, Inc. (“LIT”). Embedded systems security has become a requirement for new and emerging military programs, and LIT’s security solutions significantly extend our capabilities and leadership in secure embedded computing, a critical differentiator from our traditional competition. LIT’s solutions, combined with our next-generation secure Intel server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements.
FISCAL 2015
During fiscal 2015, we successfully completed the final phase of integration activities relating to our acquisition integration plan primarily associated with the Micronetics, Inc. acquisition. The acquisition integration plan included the consolidation of manufacturing facilities, centralization of administrative and manufacturing functions using common information systems and processes, and realignment of research and development resources. Restructuring and other charges in fiscal 2015 amounted to $3.2 million.
During fiscal 2015, we completed the sale of our former MIS business. Since the fourth quarter of fiscal 2014, MIS has been reported as a discontinued operation for all periods presented.

RESULTS OF OPERATIONS:
FISCAL 2017 vS. FISCAL 2016
Results of operations for the twelve month period ended June 30, 2016 does not include results for CES and Delta since both businesses were acquired subsequent to June 30, 2016 and includes only two months results for the Carve-Out Business. Accordingly, the periods presented below are not directly comparable.
The following tables set forth, for the periods indicated, financial data from the consolidated statements of operations:

(In thousands)	Fiscal 2017	As a % of Total Net Revenue	Fiscal 2016	As a % of Total Net Revenue
Net revenues	$408,588	100.0%	$270,154	100.0%
Cost of revenues	217,045	53.1	142,535	52.8
Gross margin	191,543	46.9	127,619	47.2
Operating expenses:
Selling, general and administrative	76,491	18.7	52,952	19.6
Research and development	54,086	13.2	36,388	13.4
Amortization of intangible assets	19,680	4.8	8,842	3.2
Restructuring and other charges	1,952	0.5	1,240	0.5
Impairment of long-lived assets	—	—	231	0.1
Acquisition costs and other related expenses	1,931	0.5	3,993	1.5
Total operating expenses	154,140	37.7	103,646	38.3
Income from operations	37,403	9.2	23,973	8.9
Interest income	462	0.1	131	—
Interest expense	(7,568)	(1.9)	(1,172)	(0.4)
Other income, net	771	0.2	2,354	0.9
Income from continuing operations before income taxes	31,068	7.6	25,286	9.4
Tax provision	6,193	1.5	5,544	2.1
Net income	$24,875	6.1%	$19,742	7.3%
REVENUES

(In thousands)	Fiscal 2017	As a % of Total Net Revenue	Fiscal 2016	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$277,699	68%	$253,516	94%	$24,183	10%
Acquired revenue	130,889	32%	16,638	6%	114,251	687%
Total revenues	$408,588	100%	$270,154	100%	$138,434	51%
Total revenues increased $138.4 million, or 51%, to $408.6 million during fiscal 2017 compared to $270.2 million during fiscal 2016 including "Acquired revenue" which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (which excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenues is primarily attributed to higher revenues associated with a large ground based radar program and ProVision program and the increase of $114.3 million of Acquired revenue. International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, increased by $17.0 million to $66.9 million during fiscal 2017 compared to $49.9 million during fiscal 2016. International revenues represented 16% and 19% of total revenues during fiscal 2017 and 2016, respectively.
GROSS MARGIN
Gross margin was 46.9% for fiscal 2017, a decrease of 30 basis points from the 47.2% gross margin achieved in fiscal 2016. The lower gross margin in fiscal 2017 was primarily due to inventory step-up amortization related to the Carve-Out Business, CES and Delta of $2.8 million, $0.7 million, and $0.2 million, respectively, partially offset by production cost efficiencies and acquisition integration synergies, as well as the continuing ramp up of our insourced U.S. manufacturing operations. The remaining $0.6 million of inventory step-up will be amortized into cost of goods sold over the first 4 months of fiscal 2018.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $23.5 million, or 44%, to $76.5 million during fiscal 2017 as compared to $53.0 million during fiscal 2016. The increase was primarily due to increased headcount driven by the full year impact of the Carve-Out Business, as well as the acquisitions of CES and Delta in the second and fourth quarters of fiscal 2017, respectively, and higher compensation related costs. Selling, general and administrative expenses decreased as a percentage of revenue to 18.7% during fiscal 2017 from 19.6% during fiscal 2016 due to higher revenues in fiscal 2017.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $17.7 million, or 49%, to $54.1 million during fiscal 2017 compared to $36.4 million for fiscal 2016. The increase was primarily due to increased headcount from the full year impact of the Carve-Out Business, as well as the acquisitions of CES and Delta in the second and fourth quarters of fiscal 2017, respectively. The increase was also due to higher compensation related costs, partially offset by increased customer funded development. Research and development expenses accounted for 13.2% and 13.4% of our revenues during fiscal 2017 and fiscal 2016, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $10.9 million to $19.7 million during fiscal 2017 compared to $8.8 million for fiscal 2016, primarily due to the full year impact of amortization from the acquisition of the Carve-Out Business, as well as the amortization from CES and Delta acquisitions.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased $0.7 million, or 58%, to $1.9 million during fiscal 2017 compared to $1.2 million in fiscal 2016. The increase was driven by the severance related activities associated with the planned closure of our Manteca, California facility in early fiscal 2018. We also incurred facility related charges through April 2017, as we were unable to sublease the unoccupied portion of our former Chelmsford, Massachusetts headquarters facility. We have relocated our headquarters to Andover, Massachusetts in March 2017. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
IMPAIRMENT OF LONG-LIVED ASSETS
We had no impairment charges during fiscal 2017, compared to an impairment charge of $0.2 million related to a pre-existing LIT relationship during fiscal 2016.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.9 million of acquisition costs and other related expenses during fiscal 2017, compared to $4.0 million during fiscal 2016. The acquisition costs and other related expenses incurred during fiscal 2017 relate to the acquisitions of both CES and Delta. $2.0 million of the fiscal 2016 costs related to the acquisition of the Carve-Out Business. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities within the entire sensor processing chain.
INTEREST INCOME
Interest income increased to $0.5 million in fiscal 2017, compared to $0.1 million in fiscal 2016 due to higher average balances of cash on hand throughout the year.
INTEREST EXPENSE
Interest expense for fiscal 2017 increased $6.4 million to $7.6 million compared to $1.2 million in fiscal 2016. The increase was driven by $5.8 million cash interest expense and $1.8 million of amortization of debt issuance costs related to our term loan, which was entered into during the fourth quarter of fiscal 2016, and repaid during June 2017 as noted above.
OTHER INCOME, NET
Other income decreased $1.6 million to $0.8 million during fiscal 2017 compared to $2.4 million in fiscal 2016. During fiscal 2016 we realized $1.9 million gain on the settlement of escrow litigation, which was associated with our fiscal 2012 acquisition of KOR Electronics. Other income includes $0.9 million and $1.2 million related to the amortization of the gain on the sale leaseback of our former corporate headquarters during fiscal 2017 and fiscal 2016, respectively. In fiscal 2017, we realized $0.3 million foreign exchange gain compared to $0.2 million loss during the same period in fiscal 2016. We incurred bank operating fees of $0.6 million and $0.4 million during fiscal 2017 and 2016, respectively.

INCOME TAXES
We recorded an income tax provision of $6.2 million in fiscal 2017 compared to $5.5 million in fiscal 2016. The effective tax rates for fiscal 2017 and fiscal 2016 were 19.9% and 21.9%, respectively.
Our effective tax rate for fiscal 2017 differed from the federal statutory rate primarily due to benefits related to research and development tax credits, domestic manufacturing deductions, excess tax benefits for equity compensation and releases for reserves for tax contingencies, partially offset by non-deductible equity compensation.
The difference in the effective tax rates between fiscal 2017 and fiscal 2016 is mainly driven by additional excess tax benefits for equity compensation, and a portion of the legal settlement of the escrow litigation associated with our acquisition of KOR Electronics that was classified as a reduction of cost basis in an investment for income tax purposes which occurred in fiscal 2016.
FISCAL 2016 VS. FISCAL 2015
Results of operations for the twelve month period ended June 30, 2016 include two months results for the Carve-Out Business. Accordingly, the periods presented below are not directly comparable.
The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2016	As a % of Total Net Revenue	Fiscal 2015	As a % of Total Net Revenue
Net revenues	$270,154	100.0%	$234,847	100.0%
Cost of revenues	142,535	52.8	120,647	51.4
Gross margin	127,619	47.2	114,200	48.6
Operating expenses:
Selling, general and administrative	52,952	19.6	49,010	20.9
Research and development	36,388	13.4	36,535	15.6
Amortization of intangible assets	8,842	3.2	7,008	2.9
Restructuring and other charges	1,240	0.5	3,175	1.4
Impairment of long-lived assets	231	0.1	—	—
Acquisition costs and other related expenses	3,993	1.5	117	—
Total operating expenses	103,646	38.3	95,845	40.8
Income from operations	23,973	8.9	18,355	7.8
Interest income	131	—	21	—
Interest expense	(1,172)	(0.4)	(34)	—
Other income, net	2,354	0.9	453	0.2
Income from continuing operations before income taxes	25,286	9.4	18,795	8.0
Tax provision	5,544	2.1	4,366	1.9
Income from continuing operations	19,742	7.3	14,429	6.1
Loss from discontinued operations, net of income taxes	—	—	(4,060)	(1.7)
Net income	$19,742	7.3%	$10,369	4.4%
REVENUES

(In thousands)	Fiscal 2016	As a % of Total Net Revenue	Fiscal 2015	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$253,516	94%	$234,847	100%	$18,669	8%
Acquired revenue	16,638	6%	—	—%	16,638	100%
Total revenues	$270,154	100%	$234,847	100%	$35,307	15%
Total revenues increased $35.4 million, or 15%, to $270.2 million during fiscal 2016 compared to $234.8 million during fiscal 2015. The increase in total revenues is primarily attributed to higher SEWIP and F16/SABR program revenues and the inclusion of $16.6 million of Acquired revenue from the Carve-Out Business. Acquired revenue represents net revenue from acquisitions for the first four full quarters since the entities' acquisition date (which excludes any intercompany transactions).

International revenues, which consist of foreign military sales through prime defense contractor customers and direct sales to non-U.S. based customers, increased by $4.6 million to $49.9 million during fiscal 2016 compared to $45.3 million during fiscal 2015. International revenues represented 19% of total revenues during both fiscal 2016 and 2015.
GROSS MARGIN
Gross margin was 47.2% for fiscal 2016, a decrease of 140 basis points from the 48.6% gross margin achieved in fiscal 2015. The lower gross margin in fiscal 2016 was primarily due to inventory step-up amortization related to the acquisition of the Carve-Out Business.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $3.9 million, or 8%, to $52.9 million during fiscal 2016 as compared to $49.0 million during fiscal 2015. The increase was primarily due to increased headcount driven by the acquisition of the Carve-Out Business and higher compensation related costs. Selling, general and administrative expenses decreased as a percentage of revenue to 19.6% during fiscal 2016 from 20.9% during fiscal 2015 due to higher revenues in fiscal 2016.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $0.1million, or less than 1%, to $36.4 million during fiscal 2016 compared to $36.5 million for fiscal 2015. The decrease was primarily due to increased customer funded development. Research and development expenses accounted for 13.4% and 15.6% of our revenues during fiscal 2016 and fiscal 2015, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $1.8 million to $8.8 million during fiscal 2016 compared to $7.0 million for fiscal 2015, primarily due to the amortization of intangible assets resulting from the acquisition of the Carve-Out Business.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased $1.9 million, or 61%, to $1.2 million during fiscal 2016 compared to $3.2 million in fiscal 2015. The decrease was driven by lower facility restructuring costs in fiscal 2016 as our acquisition integration activities were completed during fiscal 2015. Fiscal 2015 restructuring and other charges included the second and final phases of the former Chelmsford, Massachusetts headquarters consolidation and related severance activities. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $4.0 million of acquisition costs and other related expenses during fiscal 2016, compared to $0.1 million during fiscal 2015. $2.0 million of the fiscal 2016 costs related to the acquisition of the Carve-Out Business.
INTEREST INCOME
Interest income increased to $0.1 million in fiscal 2016, compared to less than $0.1 million in fiscal 2015.
INTEREST EXPENSE
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
LIQUIDITY AND CAPITAL RESOURCES
During fiscal 2017, our primary sources of liquidity came from existing cash and cash generated from operations and our follow on equity offering. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments with our contract manufacturers. We do not currently have any material commitments for capital expenditures.
Based on our current plans and business conditions, we believe that existing cash, cash equivalents, available amounts under the revolving credit facility, cash generated from operations, and financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
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
We have approximately $173.0 million of availability remaining under the shelf registration statement.
Follow-on Equity Offerings
On January 26, 2017, we announced the commencement of an underwritten public offering of our common stock, par value $0.01 per share. On February 1, 2017, we closed the offering, including the full over-allotment allocation, selling an aggregate of 6.9 million shares of common stock at a price to the public of $33.00 for total net proceeds of $215.7 million.
On April 4, 2016, we announced the commencement an underwritten public offering of our common stock, par value $0.01 per share. On April 13, 2016, we closed the offering, including the full over-allotment allocation, selling an aggregate of 5.2 million shares of common stock at a price to the public of $19.25 for total net proceeds of $94.4 million.
Revolving Credit Facilities
In June 2017, we amended our revolving credit facility ("Revolving Credit Facility"), increasing and extending the facility into a $400.0 million, 5-year revolving credit line expiring in June 2022. In connection with the amendment, we repaid the remaining outstanding principal of and interest on our term loan using cash on hand. The Revolving Credit Facility remained undrawn at June 30, 2017, other than for outstanding letters of credit. See Note L in the accompanying consolidated financial statements for further discussion of the Revolving Credit Facility.

CASH FLOWS

(In thousands) As of and for the fiscal year ended	June 30, 2017	June 30, 2016	June 30, 2015
Net cash provided by operating activities	$59,146	$36,940	$32,207
Net cash used in investing activities	$(111,087)	$(318,208)	$(5,598)
Net cash provided by financing activities	$11,338	$284,894	$3,905
Net (decrease) increase in cash and cash equivalents	$(40,054)	$4,105	$30,299
Cash and cash equivalents at end of year	$41,637	$81,691	$77,586
Our cash and cash equivalents decreased by $40.1 million during fiscal 2017 as a result of $200.0 million in payments against our term loan and $77.8 million invested in two business acquisitions, $32.8 million invested in purchases of property and equipment, and $8.8 million used in the retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards, partially offset by $215.7 million in net proceeds from our follow on equity offering and $59.1 million in cash generated from operating activities.
Operating Activities
During fiscal 2017, we generated $59.1 million in cash from operating activities, an increase of $22.2 million when compared to $36.9 million in cash generated from operating activities in fiscal 2016. The increase in cash generated by operating activities was primarily a result of $5.1 million of higher comparable net income, $16.5 million additional depreciation and amortization expense, $11.3 million increase in accounts receivable collections, and a $9.4 million increase in income taxes payable. The increase in cash generated from operating activities was partially offset by a $15.4 million increase in cash used for accounts payable and accrued expenses and $8.5 million in higher inventory purchases. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
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
Investing Activities
During fiscal 2017, we used cash of $111.1 million in investing activities compared to $318.2 million used during fiscal 2016. The decrease is primarily due to the acquisition of the Carve-Out Business for $300.0 million during fiscal 2016 as compared to the acquisitions of CES and Delta for $38.8 million and $40.5 million, respectively, during fiscal 2017. The decrease in cash used for investing activities was partially offset by increased purchases of property and equipment of $25.0 million.
During fiscal 2016, we used cash of $318.2 million in investing activities compared to $5.6 million used during fiscal 2015. The $312.6 million increase in cash used in investing activities was primarily due to $300.0 million used to acquire the Carve-Out Business and $9.8 million for the LIT acquisition.
Financing Activities
During fiscal 2017, the Company closed a follow on offering which generated $215.7 million of cash.  The company utilized a portion of these proceeds to pay down the remaining principal balance of the term loan.  As a result of these activities, the Company generated net cash of $11.3 million from financing activities during fiscal 2017.
During fiscal 2016, we generated $284.9 million from financing activities compared to $3.9 million cash generated from financing activities during fiscal 2015. The $281.0 million increase in cash generated by financing activities was primarily due to a $192.0 million net borrowing against the term loan and $92.8 million net proceeds from the equity offering, both in connection to the Carve-Out Business acquisition.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2017:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$43,517	$6,139	$10,803	$7,678	$18,897
Purchase obligations	59,173	59,173	—	—	—
	$102,690	$65,312	$10,803	$7,678	$18,897
We have a liability at June 30, 2017 of $0.8 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $59.2 million at June 30, 2017.
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
RELATED PARTY TRANSACTIONS
During fiscal 2017 and 2016, we did not engage in any related party transactions.
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
The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2017	2016	2015
Income from continuing operations	$24,875	$19,742	$14,429
Interest expense, net	7,106	1,041	13
Tax provision	6,193	5,544	4,366
Depreciation	12,589	6,900	6,332
Amortization of intangible assets	19,680	8,842	7,008
Restructuring and other charges (1)	1,952	1,240	3,175
Impairment of long-lived assets	—	231	—
Acquisition and financing costs	2,389	4,701	451
Fair value adjustments from purchase accounting (2)	3,679	1,384	—
Litigation and settlement expense (income), net	117	(1,925)	—
Stock-based compensation expense	15,341	9,574	8,640
Adjusted EBITDA	$93,921	$57,274	$44,414
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for fiscal year 2017 relate to the Carve-Out Business, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2016 relate to the Carve-Out Business inventory step-up amortization.
Adjusted income from continuing operations and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income from continuing operations as income before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
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

The following table reconciles income from continuing operations and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income from continuing operations and adjusted EPS:

	Year Ended June 30,
(In thousands, except per share data)	2017		2016		2015
Income from continuing operations and diluted earnings per share	$24,875	$0.58	$19,742	$0.56	$14,429	$0.44
Amortization of intangible assets	19,680		8,842		7,008
Restructuring and other charges (1)	1,952		1,240		3,175
Impairment of long-lived assets	—		231		—
Acquisition and financing costs	2,389		4,701		451
Fair value adjustments from purchase accounting (2)	3,679		1,384		—
Litigation and settlement expense (income), net	117		(1,925)		—
Stock-based compensation expense	15,341		9,574		8,640
Impact to income taxes (3)	(18,602)		(9,975)		(6,733)
Adjusted income from continuing operations and adjusted earnings per share	$49,431	$1.15	$33,814	$0.96	$26,970	$0.82

Diluted weighted-average shares outstanding		43,018		35,097		32,939

(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for fiscal year 2017 relate to the Carve-Out Business, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2016 relate to the Carve-Out Business inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended June 30,
(In thousands)	2017	2016	2015
Cash provided by operating activities	$59,146	$36,940	$32,207
Capital expenditures	(32,844)	(7,885)	(5,984)
Free cash flow	$26,302	$29,055	$26,223
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

REVENUE RECOGNITION
We recognize revenue using three different types of accounting methods: ship and bill, multiple-deliverable arrangements and contract accounting which encompass the percentage of completion, completed contract and time and materials methods. Ship and bill revenues, multiple-deliverable arrangements and contract accounting revenues totaled 44%, 33%, and 23% of total Company revenues in fiscal 2017, respectively.
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
Our analysis of these contracts also contemplates whether contracts should be combined or segmented in accordance with the applicable criteria under GAAP. We combine closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of June 30, 2017, approximately $0.5 million of these costs were in accrued expenses on our balance sheet.
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
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by FASB ASC 350, Intangibles-Goodwill and Other, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Sensor and Mission Processing (“SMP”), Advanced Microelectronic Solutions (“AMS”) and Mercury Defense Systems (“MDS”) were 8.0%, 7.5%, and 7.5%. The annual testing indicated that the fair values of our SMP, AMS, and MDS reporting units significantly exceeding their carrying values, and thus no further testing was required.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2018, and we do not plan to early adopt this ASU. The standard permits the use of either the retrospective or cumulative effect transition method. We currently intend to use the retrospective transition method upon adoption of the standard. During fiscal 2017, we have made significant investments in our data reporting infrastructure in order to support the reporting requirements of the standard. Throughout fiscal 2018, we will continue enhancing our infrastructure to capture each of the specific disclosure requirements detailed in the standard. We are continuing to evaluate the future impact that the adoption of the standard will have on our consolidated financial statements. However, we do anticipate that the additional disclosure requirements will represent a significant change from current practices.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. For public business entities, the new standard is effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The ASU requires prospective adoption and permits early adoption for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this guidance to have a material impact to our consolidated financial statements.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2016, we adopted FASB ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU aligns GAAP more closely with International Financial Reporting Standards. We will continue to evaluate whether items are unusual in nature or infrequent in their occurrence for disclosure purposes and when estimating the annual effective tax rate for interim reporting purposes. Such adoption did not have any impact to our consolidated financial statements.
Effective June 30, 2017, we adopted FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, an amendment of the FASB Accounting Standards Codification. The ASU has added additional disclosure requirements to the codification. It requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about the company’s ability to continue as a going concern. Substantial doubt exists if it is probable (the “probable” threshold under U.S. GAAP has generally been interpreted to be between 75 and 80 percent) that the company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). There was not a going concern uncertainty in the foreseeable future, and therefore this guidance did not have an impact to our consolidated financial statements.
Effective July 1, 2017, we adopted FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, an amendment of the FASB Accounting Standards Codification. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. Such adoption will not have any impact to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
Our exposure to interest rate risk is related primarily to our investment portfolio and our Revolving Credit Facility.
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

We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps will be designated as cash flow hedges. There were no borrowings and no swaps outstanding at June 30, 2017.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At June 30, 2017 and 2016, we had $41,637 and $81,691, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. At June 30, 2017, five customers accounted for 53% of our receivables, unbilled receivables and costs in excess of billings. At June 30, 2016, five customers accounted for 50% of our receivables, unbilled receivables and costs in excess of billings.

FOREIGN CURRENCY RISK
We operate primarily in the United States; however, we conduct business outside the United States through our foreign subsidiaries in Switzerland, the United Kingdom, and Japan, where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of local currencies. Local currencies are used as the functional currency for our non-U.S. subsidiaries. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.
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
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited Mercury Systems, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury Systems, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Systems, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Mercury Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Mercury Systems, Inc. and subsidiaries acquired CES Creative Electronic Systems, S.A. (CES) and Delta Microwave, LLC (Delta) during fiscal year 2017, and management excluded from its assessment of the effectiveness of Mercury Systems, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2017, CES’ and Delta’s internal control over financial reporting associated with 12 percent of total consolidated assets (of which 8 percent represented goodwill and intangible assets included within the scope of the assessment) and 5 percent of total consolidated revenues included in the consolidated financial statements of Mercury Systems, Inc. and subsidiaries as of and for the year ended June 30, 2017. Our audit of internal control over financial reporting of Mercury Systems, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of CES and Delta.

/s/ KPMG LLP
Boston, Massachusetts
August 18, 2017

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$41,637	$81,691
Accounts receivable, net of allowance for doubtful accounts of $83 and $92 at June 30, 2017 and 2016, respectively	76,341	73,427
Unbilled receivables and costs in excess of billings	37,332	22,467
Inventory	81,071	58,284
Prepaid income taxes	1,434	3,401
Prepaid expenses and other current assets	8,381	6,122
Total current assets	246,196	245,392
Restricted cash	—	264
Property and equipment, net	51,643	28,337
Goodwill	380,846	344,027
Intangible assets, net	129,037	116,673
Other non-current assets	8,023	1,803
Total assets	$815,745	$736,496
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,485	$26,723
Accrued expenses	20,594	10,273
Accrued compensation	18,406	13,283
Deferred revenues and customer advances	6,360	7,365
Current portion of long-term debt	—	10,000
Total current liabilities	72,845	67,644
Deferred income taxes	4,856	11,842
Income taxes payable	855	700
Long-term debt	—	182,275
Other non-current liabilities	11,772	991
Total liabilities	90,328	263,452
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 46,303,075 and 38,675,340 shares issued and outstanding at June 30, 2017 and 2016, respectively	463	387
Additional paid-in capital	584,795	357,500
Retained earnings	139,085	114,210
Accumulated other comprehensive income	1,074	947
Total shareholders’ equity	725,417	473,044
Total liabilities and shareholders’ equity	$815,745	$736,496
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Years Ended June 30,
	2017	2016	2015
Net revenues	$408,588	$270,154	$234,847
Cost of revenues	217,045	142,535	120,647
Gross margin	191,543	127,619	114,200
Operating expenses:
Selling, general and administrative	76,491	52,952	49,010
Research and development	54,086	36,388	36,535
Amortization of intangible assets	19,680	8,842	7,008
Restructuring and other charges	1,952	1,240	3,175
Impairment of long-lived assets	—	231	—
Acquisition costs and other related expenses	1,931	3,993	117
Total operating expenses	154,140	103,646	95,845
Income from operations	37,403	23,973	18,355
Interest income	462	131	21
Interest expense	(7,568)	(1,172)	(34)
Other income, net	771	2,354	453
Income from continuing operations before income taxes	31,068	25,286	18,795
Tax provision	6,193	5,544	4,366
Income from continuing operations	24,875	19,742	14,429
Loss from discontinued operations, net of income taxes	—	—	(4,060)
Net income	$24,875	$19,742	$10,369

Basic net earnings (loss) per share:
Income from continuing operations	$0.59	$0.58	$0.45
Loss from discontinued operations, net of income taxes	—	—	(0.13)
Net income	$0.59	$0.58	$0.32

Diluted net earnings (loss) per share:
Income from continuing operations	$0.58	$0.56	$0.44
Loss from discontinued operations, net of income taxes	—	—	(0.13)
Net income	$0.58	$0.56	$0.31

Weighted-average shares outstanding:
Basic	41,986	34,241	32,114
Diluted	43,018	35,097	32,939

Comprehensive income:
Net income	$24,875	$19,742	$10,369
Foreign currency translation adjustments	(93)	171	(235)
Pension benefit plan, net of tax	220	—	—
Total other comprehensive income, net of tax	127	171	(235)
Total comprehensive income	$25,002	$19,913	$10,134
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2017, 2016 and 2015
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2014	31,284	$312	$241,725	$84,099	$1,011	$327,147
Issuance of common stock under employee stock incentive plans	1,275	13	3,697	—	—	3,710
Issuance of common stock under employee stock purchase plan	79	1	837	—	—	838
Retirement of common stock	(67)	—	(944)	—	—	(944)
Stock-based compensation	—	—	8,728	—	—	8,728
Tax shortfall from employee stock plan awards	—	—	525	—	—	525
Net income	—	—	—	10,369	—	10,369
Foreign currency translation adjustments	—	—	—	—	(235)	(235)
Balance at June 30, 2015	32,571	326	254,568	94,468	776	350,138
Issuance of common stock under employee stock incentive plans	1,267	12	6,867	—	—	6,879
Issuance of common stock under employee stock purchase plan	88	1	1,217	—	—	1,218
Retirement of common stock	(426)	(4)	(7,951)	—	—	(7,955)
Follow-on public stock offering	5,175	52	92,726	—	—	92,778
Stock-based compensation	—	—	9,666	—	—	9,666
Net income	—	—	—	19,742	—	19,742
Share-based business combination consideration	—	—	407	—	—	407
Foreign currency translation adjustments	—	—	—	—	171	171
Balance at June 30, 2016	38,675	387	357,500	114,210	947	473,044
Issuance of common stock under employee stock incentive plans	976	9	2,747	—	—	2,756
Issuance of common stock under employee stock purchase plan	96	1	2,213	—	—	2,214
Retirement of common stock	(344)	(3)	(8,763)	—	—	(8,766)
Follow-on public stock offering	6,900	69	215,656	—	—	215,725
Stock-based compensation	—	—	15,442	—	—	15,442
Net income	—	—	—	24,875	—	24,875
Foreign currency translation adjustments	—	—	—	—	(93)	(93)
Pension benefit plan, net of tax	—	—	—	—	220	220
Balance at June 30, 2017	46,303	$463	$584,795	$139,085	$1,074	$725,417

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$24,875	$19,742	$10,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,269	15,742	13,840
Stock-based compensation expense	15,341	9,574	8,728
Deferred income taxes	(7,841)	(3,061)	(1,038)
Impairment of goodwill and long-lived assets	—	231	2,283
Excess tax benefit from stock-based compensation	—	—	(943)
Loss on sale of discontinued operations	—	—	892
Non-cash interest expense	1,810	301	—
Other non-cash items	(626)	(722)	(495)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(14,054)	(25,396)	5,935
Inventory	(9,318)	(865)	(345)
Prepaid income taxes	1,978	346	(2,265)
Prepaid expenses and other current assets	(1,270)	2,964	(4,964)
Other non-current assets	372	(778)	565
Accounts payable and accrued expenses	3,520	18,871	(475)
Deferred revenues and customer advances	(1,621)	(194)	1,138
Income taxes payable	9,622	253	(938)
Other non-current liabilities	4,089	(68)	(80)
Net cash provided by operating activities	59,146	36,940	32,207
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(77,757)	(309,756)	—
Purchases of property and equipment	(32,844)	(7,885)	(5,984)
Proceeds from sale of discontinued operations	—	—	885
Other investing activities	(486)	(567)	(499)
Net cash used in investing activities	(111,087)	(318,208)	(5,598)
Cash flows from financing activities:
Proceeds from equity offering, net	215,725	92,778	—
Proceeds from employee stock plans	4,970	8,097	4,548
Payment for retirement of common stock	(8,766)	(7,955)	(944)
Excess tax benefit from stock-based compensation	—	—	943
Proceeds from issuance of term debt, net	—	194,900	—
Payments of debt issuance costs	(591)	(2,926)	—
Payments of term debt	(200,000)	—	—
Payments of capital lease obligations	—	—	(642)
Net cash provided by financing activities	11,338	284,894	3,905
Effect of exchange rate changes on cash and cash equivalents	549	479	(215)
Net (decrease) increase in cash and cash equivalents	(40,054)	4,105	30,299
Cash and cash equivalents at beginning of year	81,691	77,586	47,287
Cash and cash equivalents at end of year	$41,637	$81,691	$77,586
Cash paid during the period for:
Interest	$5,758	$1,041	$34
Income taxes	$2,834	$7,975	$7,875
Supplemental disclosures—non-cash activities:
Share-based business combination consideration	$—	$407	$—
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, it is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-16, F-35, E2D Hawkeye, Reaper and Paveway. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace defense sector.
On April 3, 2017, the Company acquired Delta Microwave, LLC (“Delta”) on a cash-free, debt-free basis for a total purchase price of $40,500, subject to net working capital and net debt adjustments. Based in Oxnard, California, Delta is a leading designer and manufacturer of high-value radio frequency ("RF"), microwave and millimeter wave sub-assemblies and components for the military, aerospace, and space markets. See Note C to consolidated financial statements.
On November 3, 2016, the Company acquired CES Creative Electronic Systems, S.A. (“CES”) for a total purchase price of approximately $39,123, subject to net working capital and net debt adjustments. Based in Geneva, Switzerland, CES is a leading provider of embedded solutions for military and aerospace mission critical computing applications. CES specializes in the design, development and manufacture of safety-certifiable product and subsystems solutions including: primary flight control units, flight test computers, mission computers, command and control processors, graphics and video processing and avionics-certified Ethernet and input-output ("IO"). CES has decades of experience designing subsystems deployed in applications certified up to the highest levels of design assurance. CES products and solutions are used on platforms such as aerial refueling tankers and multi-mission aircraft, as well as several types of unmanned platforms. See Note C to consolidated financial statements.
On May 2, 2016, the Company acquired the custom microelectronics, RF and microwave solutions, and embedded security operations of Microsemi Corporation (the “Carve-Out Business”), resulting in the entities comprising the Carve-Out Business becoming 100% owned direct or indirect subsidiaries of Mercury (the “Carve-Out Acquisition”). Under the terms of the Purchase Agreement, the Company paid $300,000 in cash on a cash-free, debt-free basis, subject to working capital and other post-closing adjustments.
B.Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
USE OF ESTIMATES
The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
RECLASSIFICATION
The Company included costs related to the sustainment of its product portfolio as research and development expense, which was previously included as costs of revenues on the Consolidated Statements of Operations and Comprehensive Income. For comparative purposes, for the fiscal years ended June 30, 2016 and 2015, the Company has reclassified $2,845 and $3,981, respectively, from costs of revenues to research and development expense.
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
The Company also engages in long-term contracts for development, production and services activities which it accounts for consistent with FASB ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. The Company establishes billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables. The Company expects to bill substantially all of the unbilled receivables during fiscal 2018. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
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
Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. The Company records revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material at June 30, 2017 or 2016.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. At June 30, 2017 and 2016, the Company had $41,637 and $81,691, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2017, five customers accounted for 53% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. At June 30, 2016, five customers accounted for 50% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
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
SEGMENT INFORMATION
The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its business on the basis of one reportable segment, as a commercial provider of secure sensor and safety critical mission processing subsystems for critical defense and intelligence applications.
GOODWILL AND INTANGIBLE ASSETS
Goodwill is the amount by which the cost of the net assets obtained in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase (see Note G). Goodwill is not amortized in accordance with the requirements of FASB ASC 350, Intangibles-Goodwill and Other (“FASB ASC 350”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with FASB ASC 350. During fiscal 2017, 2016 and 2015, the Company capitalized $508, $0 and $0 of software development costs.
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

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Beginning balance at July 1,	$1,523	$1,974	$2,078
Warranty assumed from CES	176	—	—
Warranty assumed from Delta	30	—	—
Warranty assumed from Carve-Out Business	—	114	—
Accruals for warranties issued during the period	1,328	1,976	1,465
Settlements made during the period	(1,366)	(2,541)	(1,569)
Ending balance at June 30,	$1,691	$1,523	$1,974
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
NET EARNINGS PER SHARE
Basic net earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. For all periods presented, income from continuing operations is the control number for determining whether securities are dilutive or not.
Basic and diluted weighted average shares outstanding were as follows:

	Years Ended June 30,
	2017	2016	2015
Basic weighted-average shares outstanding	41,986	34,241	32,114
Effect of dilutive equity instruments	1,032	856	825
Diluted weighted-average shares outstanding	43,018	35,097	32,939
Equity instruments to purchase 16, 7 and 453 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes foreign currency translation adjustments and pension benefit plan adjustments. The components of accumulated other comprehensive income included $(93) and $171 of accumulated foreign currency translation adjustments for the years ended June 30, 2017 and 2016. In addition, pension benefit plan adjustments totaled $220 for the year ended June 30, 2017. There were no material accumulated net unrealized gains on investments at June 30, 2017 and 2016.
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, United Kingdom and Japan. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2018, and it does not plan to early adopt this ASU. The standard permits the use of either the retrospective or cumulative effect transition method. The Company currently intends to use the retrospective transition method upon adoption of the standard. During fiscal 2017, the Company has made significant investments in its data reporting infrastructure in order to support the reporting requirements of the standard. Throughout fiscal 2018, the Company will continue enhancing its infrastructure to capture each of the specific disclosure requirements detailed in the standard. The Company is continuing to evaluate the future impact that the adoption of the standard will have on its consolidated financial statements. However, the Company does anticipate that the additional disclosure requirements will represent a significant change from current practices.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. For public entities, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. An entity may early adopt the standard but only at the beginning of an annual period for which it has not issued or made available for issuance financial statements (interim or annual). The Company is evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. For public business entities, the new standard is effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The ASU requires prospective adoption and permits early adoption for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this guidance to have a material impact to its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.The Company is evaluating the effect that ASU 2017-07 will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2016, the Company adopted FASB ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an amendment of the FASB Accounting Standards Codification. This ASU eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU aligns GAAP more closely with International Financial Reporting Standards. The Company will continue to evaluate whether items are unusual in nature or infrequent in their occurrence for disclosure purposes and when estimating the annual effective tax rate for interim reporting purposes. Such adoption did not have any impact to the Company's consolidated financial statements.
Effective June 30, 2017, the Company adopted FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, an amendment of the FASB Accounting Standards Codification. The ASU has added additional disclosure requirements to the codification. It requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern. Substantial doubt exists if it is probable (the “probable” threshold under GAAP has generally been interpreted to be between 75 and 80 percent) that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). There was not a going concern uncertainty in the current year or in the foreseeable future, and therefore this guidance did not have an impact to the Company's consolidated financial statements.
Effective July 1, 2017, the Company adopted FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, an amendment of the FASB Accounting Standards Codification. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. Such adoption did not have any impact to the Company's consolidated financial statements.

C.	Acquisitions
DELTA ACQUISITION
On April 3, 2017, the Company entered into a membership interest purchase agreement with Delta, pursuant to which, the Company acquired Delta on a cash-free, debt-free basis for a total purchase price of $40,500, subject to net working capital and net debt adjustments. Delta is a designer and manufacturer of high-value RF, microwave and millimeter wave sub-assemblies and components for the military, aerospace and space markets. The acquisition and transaction related expenses were funded with cash on hand.

The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of Delta:

Amounts
Consideration transferred
Cash paid at closing	$40,500
Net purchase price	$40,500

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$957
Inventory	4,452
Fixed assets	1,918
Other current and non-current assets	67
Current liabilities	(1,854)
Estimated fair value of net tangible assets acquired	5,540
Estimated fair value of identifiable intangible assets	17,000
Estimated goodwill	17,960
Estimated fair value of net assets acquired	40,500
Net purchase price	$40,500
The amounts above represent the preliminary fair value estimates as of June 30, 2017 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period. The preliminary identifiable intangible asset estimates include customer relationships of $8,000 with a useful life of 9 years, developed technology of $5,900 with a useful life of 7 years and backlog of $3,100 with a useful life of 2 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $17,960 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Delta acquisition expands scale and breadth of the Company’s RF, microwave and millimeter wave capabilities, provides highly complementary program portfolio in missiles and munitions, deepens market penetration in core radar, electronic warfare ("EW"), and precision-guided munitions markets, and opens new growth opportunities in space launch, GPS, satellite communications and datalinks. The goodwill from this acquisition was initially reported under the MCE reporting unit.
The Company and the shareholders of Delta have agreed to treat the acquisition of Delta as an asset purchase for tax purposes by filing the required election forms under IRC Section 338(h)(10). The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of June 30, 2017, the Company had $18,029 of goodwill deductible for tax purposes.
The revenues and income before income taxes from Delta included in the Company's consolidated results for the fiscal year ended June 30, 2017 were $5,435 and $805, respectively. The Company has not furnished pro forma financial information relating to Delta because such information is not material to the Company's financial results.
CES ACQUISITION
On November 4, 2016, the Company and the shareholders of CES entered into a Stock Purchase Agreement, pursuant to which, Mercury acquired CES for a total purchase price of $39,123, subject to net working capital and net debt adjustments. The acquisition and associated transaction expenses were funded with cash on hand. Based in Geneva, Switzerland, CES is a provider of embedded solutions for military and aerospace mission-critical computing applications. CES specializes in the design, development and manufacture of safety-certifiable product and subsystems solutions including: primary flight control units, flight test computers, mission computers, command and control processors, graphics and video processing and avionics-certified Ethernet and IO. CES products and solutions are used on platforms such as aerial refueling tankers and multi-mission aircraft, as well as the several types of unmanned platforms.

The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of CES:

Amounts
Consideration transferred
Cash paid at closing	$39,123
Working capital adjustment	(330)
Net purchase price	$38,793

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$2,698
Inventory	8,950
Fixed assets	1,480
Other current and non-current assets	748
Current liabilities	(3,154)
Non-current liabilities	(6,140)
Deferred tax liabilities	(857)
Estimated fair value of net tangible assets acquired	3,725
Estimated fair value of identifiable intangible assets	14,722
Estimated goodwill	20,346
Estimated fair value of net assets acquired	38,793
Net purchase price	$38,793
The amounts above represent the preliminary fair value estimates as of June 30, 2017 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period. The preliminary identifiable intangible asset estimates include customer relationships of $9,060 with a useful life of 9 years and developed technology of $5,662 with a useful life of 7 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $20,346 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. CES provides the Company with capabilities in mission computing, safety-critical avionics and platform management that are in demand from its customers. These new capabilities will also substantially expand Mercury’s addressable market into commercial aerospace, defense platform management, command, control, communications, computers, and intelligence ("C4I") and mission computing markets that are aligned to Mercury’s existing market focus. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition was initially reported under the MCE reporting unit.
The revenues and income before income taxes from CES included in the Company's consolidated results for the fiscal year ended June 30, 2017 were $17,008 and $1,196, respectively. The Company has not furnished pro forma financial information relating to CES because such information is not material to the Company's financial results.
CARVE-OUT BUSINESS ACQUISITION
On March 23, 2016, the Company and Microsemi entered into a Stock Purchase Agreement, pursuant to which, Microsemi agreed to sell all the membership interests in the Carve-Out Business to the Company for $300,000 in cash on a cash-free, debt-free basis, subject to a working capital adjustment. On May 2, 2016, the transaction closed and the Company acquired the Carve-Out Business. Pursuant to the terms of the Stock Purchase Agreement, all outstanding Carve-Out Business employee stock awards that were unvested at the closing were replaced by Mercury. The replacement stock awards granted were determined based on a conversion ratio provided in the Stock Purchase Agreement. Mercury funded the acquisition with a combination of a new $200,000 bank term loan facility (see Note L) and cash on hand, which included net proceeds of approximately $92,788 raised from an underwritten common stock public offering (see Note N).

The following table presents the net purchase price and the fair values of the assets and liabilities of the Carve-Out Business:

Amounts
Consideration transferred
Cash paid at closing	$300,000
Value allocated to replacement awards	407
Working capital adjustment	(1,838)
Net purchase price	$298,569

Fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$17,157
Inventory	25,477
Fixed assets	13,996
Other current and non-current assets	524
Current liabilities	(4,692)
Non-current deferred tax liabilities	(25,449)
Fair value of net tangible assets acquired	27,013
Fair value of identifiable intangible assets	102,800
Goodwill	168,756
Fair value of assets acquired	298,569
Net purchase price	$298,569
On May 2, 2017, the measurement period for the Carve-Out Business expired. The identifiable intangible assets include customer relationships of $70,900, completed technology of $29,700 and backlog of $2,200.
The goodwill of $168,756 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Carve-Out Business provides the Company with additional capability and expertise related to embedded security custom microelectronics, and microwave and radio frequency technology. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the AMS and MDS reporting units. As of June 30, 2016, the Company had $26,494 of goodwill deductible for tax purposes.

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2017:

	Fair Value Measurements
	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$1,043	$—	$1,043	$—
Total	$1,043	$—	$1,043	$—
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
The Company determined the face value of its long-term debt approximated fair value at June 30, 2016 due to the recent issuance and stability of interest rates during that period.
E.Inventory
Inventory was comprised of the following:

	June 30,
	2017	2016
Raw materials	$48,645	$31,205
Work in process	22,567	15,967
Finished goods	9,859	11,112
Total	$81,071	$58,284
The $22,787 increase in inventory was primarily due to the inclusion of inventory from CES and Delta. There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2017	2016
Computer equipment and software	3-4	$64,374	$62,409
Furniture and fixtures	5	4,810	8,547
Leasehold improvements	lesser of estimated useful life or lease term	19,092	8,515
Machinery and equipment	5-10	42,193	29,078
		130,469	108,549
Less: accumulated depreciation		(78,826)	(80,212)
		$51,643	$28,337
The $23,306 increase in property and equipment was primarily due to the build-out of the Company's new corporate headquarters, integration activities associated with the Carve-Out Business, and the acquisition of CES and Delta. In fiscal 2017 and 2016, the Company retired $14,310 and $32, respectively, of computer equipment and software, furniture, and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended June 30, 2017, 2016 and 2015 was $12,589, $6,900 and $6,332, respectively.
On April 20, 2007, the Company entered into a sales agreement and a lease agreement in connection with a sale-leaseback of the Company’s former headquarters in Chelmsford, Massachusetts. Pursuant to the agreements, the Company sold all land, land improvements, buildings and building improvements related to the facilities and leased back those assets. The term of the lease was ten years and included two five year options to renew, which the Company did not exercise. Under the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback; thus the realized gain of $11,569 was deferred and was amortized to other income on a straight-line basis over the initial lease term.
The unamortized deferred gain of $929 at June 30, 2016 was included in accrued expenses and in the accompanying consolidated balance sheets and has been fully amortized as of June 30, 2017.

G.Goodwill
Throughout fiscal 2017, the Company undertook a series of integration activities related to the Carve-Out Business. These integration activities included system conversions, the build-out of our U.S. Manufacturing Organization in Phoenix, insourcing of embedded sensor products manufacturing previously outsourced, retirement of legacy internal controls related to the Carve-Out Business, and integration of the acquired sites into the legacy control environment. Significant work was done through the fourth quarter of fiscal 2017 to complete these integration activities. The conclusion of these integration efforts resulted in a reorganization of the Company's reporting unit structure from MCE, MDS and the Carve-Out Business to: Sensor and Mission Processing (“SMP”), Advanced Microelectronic Solutions (“AMS”) and Mercury Defense Systems (“MDS”). This change had no effect on the Company’s operating segment, as the Chief Operating Decision Maker (“CODM”) continues to evaluate and manage the Company on the basis of one reportable segment.
The following table summarizes the changes in goodwill at the Company's three reporting units for the year ended June 30, 2016, prior to the reorganization of the Company's reporting unit structure in fiscal 2017:

	MCE	MDS	Carve-Out Business	Total
Balance at June 30, 2015	$134,378	$33,768	$—	$168,146
Goodwill arising from the LIT acquisition	—	5,638	—	5,638
Goodwill arising from the Carve-Out Business Acquisition	—	—	170,243	170,243
Balance at June 30, 2016	$134,378	$39,406	$170,243	$344,027
The following table summarizes the changes in goodwill at the Company's three reporting units from June 30, 2016 through May 31, 2017, immediately before the reorganization of the Company's reporting unit structure:

	MCE	MDS	Carve-Out Business	Total
Balance at June 30, 2016	$134,378	$39,406	$170,243	$344,027
Goodwill adjustment for the Carve-Out Business acquisition	—	—	(1,487)	(1,487)
Goodwill arising from the CES acquisition	20,346	—	—	20,346
Goodwill arising from the Delta acquisition	17,960	—	—	17,960
Balance at May 31, 2017	$172,684	$39,406	$168,756	$380,846
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component.
The Company reviewed its analysis of its internally reorganized business in order to determine its reporting units in accordance with ASC 350. Component level financial information is now reviewed by management at SMP, AMS and MDS.  Accordingly, these were determined to be the Company’s new reporting units.
In fiscal 2017, after its reorganization, the Company reassigned goodwill to the businesses in the affected reporting units based on their relative fair values in accordance with ASC 350. There were no changes in the total carrying amount of goodwill for the one month ended June 30, 2017 after reallocation. The carrying amounts of goodwill by reporting unit at June 30, 2017 are $116,003, $217,956, and $46,887 for SMP, AMS and MDS, respectively.
The change in reporting units qualified as a triggering event and required goodwill to be tested for impairment. As required by ASC 350, the Company analyzed goodwill for impairment immediately prior to and immediately subsequent to the reorganization. As a result of these analyses, it was determined that goodwill was not impaired either prior to or subsequent to the reorganization.

H.	Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2017
Customer relationships	$117,630	$(31,533)	$86,097	10.0 years
Licensing agreements and patents	1,131	(277)	854	3.7 years
Completed technologies	44,503	(6,079)	38,424	7.9 years
Backlog	5,430	(1,768)	3,662	2.0 years
	$168,694	$(39,657)	$129,037
June 30, 2016
Customer relationships	$105,370	$(23,824)	$81,546	9.9 years
Licensing agreements and patents	756	(38)	718	4.0 years
Completed technologies	35,840	(3,545)	32,295	7.6 years
Backlog	2,330	(216)	2,114	2.0 years
	$144,296	$(27,623)	$116,673
Estimated future amortization expense for intangible assets remaining at June 30, 2017 is as follows:

Year Ending June 30,
2018	$21,722
2019	17,542
2020	14,767
2021	14,165
2022	14,165
Thereafter	46,676
Total future amortization expense	$129,037
The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Delta acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2017.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$8,000	$(225)	$7,775	9.1 years
Completed technologies	5,900	(148)	5,752	10.0 years
Backlog	3,100	(388)	2,712	2.0 years
	$17,000	$(761)	$16,239
The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the CES acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2017.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$9,060	$(681)	$8,379	9.0 years
Completed technologies	5,662	(547)	5,115	7.0 years
	$14,722	$(1,228)	$13,494

The following table summarizes the fair value of acquired intangible assets arising as a result of the Carve-Out Business acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2017.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$70,900	$(7,856)	$63,044	11.5 years
Completed technologies	29,700	(4,690)	25,010	7.8 years
Backlog	2,200	(1,283)	917	2.0 years
	$102,800	$(13,829)	$88,971
I.Restructuring
During the fourth quarter of fiscal 2017, the Company initiated a plan to close its Manteca, California facility as a result of the acquisition of Delta. The Company incurred $910 of severance and related expenses in conjunction with the elimination of 33 positions primarily in operations related to the planned closure of the facility. Additionally, the Company incurred $1,042 in restructuring expenses related to other various restructuring events during fiscal 2017.
During fiscal 2016, the Company incurred restructuring and other charges of $1,240, primarily related to executive severance and facility consolidation.
During fiscal 2015, the Company incurred restructuring and other charges of $3,175 as the Company completed its acquisition integration plan primarily associated with the Micronetics, Inc. acquisition. Additionally, during the fourth quarter of fiscal 2015, the Company eliminated 16 positions, primarily in operations.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and any remaining severance obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the consolidated balance sheets.
The following table presents the detail of expenses for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2015	$657	$1,335	$1,992
Restructuring charges	752	589	1,341
Cash paid	(1,118)	(1,188)	(2,306)
Reversals (*)	(101)	—	(101)
Restructuring liability at June 30, 2016	190	736	926
Restructuring charges	1,706	253	1,959
Cash paid	(524)	(989)	(1,513)
Reversals (*)	(7)	—	(7)
Restructuring liability at June 30, 2017	$1,365	$—	$1,365
(*) Reversals result from the unused outplacement services and operating costs.

J.Income Taxes
The components of income from continuing operations before income taxes and income tax expense were as follows:

	Year Ended June 30,
	2017	2016	2015
Income from continuing operations before income taxes:
United States	$30,499	$25,194	$18,443
Foreign	569	92	352
	$31,068	$25,286	$18,795
Tax provision (benefit):
Federal:
Current	$11,476	$6,707	$4,267
Deferred	(7,645)	(2,627)	(458)
	$3,831	$4,080	$3,809
State:
Current	$3,650	$1,839	$1,372
Deferred	(1,684)	(424)	(921)
	$1,966	$1,415	$451
Foreign:
Current	$240	$59	$58
Deferred	156	(10)	48
	396	49	106
	$6,193	$5,544	$4,366
The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for continuing operations:

	Year Ended June 30,
	2017	2016	2015
Tax provision at federal statutory rates	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	4.9	5.0	4.9
Research and development credits	(6.1)	(8.4)	(4.8)
Excess tax benefits on stock compensation	(13.1)	(4.4)	—
Domestic manufacturing deduction	(3.9)	(3.5)	(3.2)
Income from legal settlement excluded from taxable income	—	(2.8)	—
Deemed repatriation of foreign earnings	(0.1)	(0.2)	(0.4)
Foreign income tax rate differential	0.2	—	—
Equity compensation	0.6	0.3	(0.1)
Officers' compensation	1.2	2.3	2.8
Deferred tax asset and liability adjustments	—	—	(4.2)
Change in state tax rates	—	—	(3.1)
Acquisition costs	0.9	—	—
Reserves for tax contingencies	(0.6)	(3.2)	(5.0)
Other	0.9	1.8	1.3
	19.9%	21.9%	23.2%

The components of the Company’s net deferred tax liabilities for continuing operations were as follows:

	June 30,
	2017	2016
Deferred tax assets:
Inventory valuation and receivable allowances	$13,845	$12,768
Accrued compensation	4,555	3,267
Equity compensation	4,858	3,201
Federal and state research and development tax credit carryforwards	13,415	15,870
Gain on sale-leaseback	—	371
Other accruals	2,125	1,570
Deferred compensation	1,606	—
Capital loss carryforwards	3,562	3,562
Other temporary differences	1,500	4,011
	45,466	44,620
Valuation allowance	(16,570)	(18,472)
Total deferred tax assets	28,896	26,148
Deferred tax liabilities:
Prepaid expenses	(481)	(773)
Property and equipment	(3,749)	(2,451)
Intangible assets	(28,163)	(33,826)
Tax method of accounting change	(285)	(570)
Other temporary differences	(441)	(370)
Total deferred tax liabilities	(33,119)	(37,990)
Net deferred tax (liabilities) assets	$(4,223)	$(11,842)

As reported:
Deferred tax assets	$633	$—
Deferred tax liabilities	(4,856)	(11,842)
	$(4,223)	$(11,842)
At June 30, 2017, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past operating results, its forecast of future earnings, future taxable income, and tax planning strategies. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on recent financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on capital loss carryforwards and certain state research and development credits as of June 30, 2017 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
The Company had federal research and development credit carryforwards of $406, which will expire in 2033. The Company had state research and development credit carryforwards of $13,008, which will expire from 2017 through 2032.
Upon consideration of changing business conditions and cash position in its foreign subsidiaries, management has determined that it does not need to indefinitely reinvest the earnings of certain foreign subsidiaries. Therefore, the Company has accrued deferred taxes in association with $794 in undistributed foreign earnings and profits.
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

The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2017	2016
Unrecognized tax benefits, beginning of period	$1,566	$2,190
Increases for previously recognized positions	46	79
Settlements of previously recognized positions	(793)	—
Reductions as a result of a lapse of the applicable statute of limitations	(273)	—
Increases for currently recognized positions	384	302
Reductions for previously recognized positions deemed effectively settled	—	(681)
Reductions for previously recognized positions	(126)	(324)
Unrecognized tax benefits, end of period	$804	$1,566
The $804 of unrecognized tax benefits as of June 30, 2017, if released, would reduce income tax expense.
The Company’s major tax jurisdiction is the U.S. and the open tax years are fiscal 2014 through 2017.
The Internal Revenue Service (the “IRS”) accepted the final examination report during the fourth quarter of fiscal year 2017 in connection with the IRS’s examination of the Company’s consolidated federal income tax returns for the fiscal year 2013, which resolved various tax matters for the Company. As a result of the acceptance, the Company recorded a $273 income tax benefit attributable to the reversal of tax reserves and $793 for amounts previously reserved that were settled through the examination process. The Company received a refund of $1,598 during July 2017 in connection with the conclusion of the IRS examination.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of June 30, 2017 and 2016, the total amount of gross interest and penalties accrued was $54 and $258, respectively. In connection with tax matters, the Company recognized interest and penalty expense in fiscal 2017, 2016 and 2015 of $30, $204 and $26, respectively.
K.Commitments and Contingencies
LEGAL CLAIMS
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company's cash flows, results of operations, or financial position.
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
PURCHASE COMMITMENTS
As of June 30, 2017, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $59,173.

LEASE COMMITMENTS
The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2029. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2017, 2016, and 2015 was $7,774, $4,015 and $3,777, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2018	$6,139
2019	5,595
2020	5,208
2021	4,291
2022	3,387
Thereafter	18,897
Total minimum lease payments	$43,517
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
L.Debt
Revolving Credit Facilities
On May 2, 2016, the Company and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent. The Credit Agreement provided for a $200,000 term loan facility (“the Term Loan”) and a $100,000 revolving credit facility (“Revolver”). In connection with the issuance of Term Loan, the Company incurred $8,026 of debt issuance costs, which were recorded as a direct reduction to long-term debt on the face of the consolidated balance sheets. The debt issuance costs were amortized to non-cash interest expense using the effective interest method over the term of the Term Loan.
On June 27, 2017, the Company amended the Credit Agreement to increase and extend the borrowing capacity of the Revolver to $400,000 expiring in June 2022 (“the Amended Credit Agreement”). In connection with the amendment, the Company also repaid the remaining principal and accrued and unpaid interest outstanding on the Term Loan using cash on hand. The Company evaluated the amended Credit Agreement under FASB ASC 470, Debt, and determined that the amendment represented a modification of the Credit Agreement. Accordingly, the remaining $6,522 in unamortized debt issuance costs at June 27, 2017, in addition to $591 in new fees paid to the syndicate of lenders in connection with the amendment, will be amortized to non-cash interest expense on a straight line basis over the new term of the Revolver. The Revolver remained undrawn at June 30, 2017, other than $5,897 of outstanding letters of credit.
Maturity
The Revolver has a five year maturity.
Interest Rates and Fees
Borrowings under the Revolver bear interest, at the Company’s option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage has initially been set at LIBOR plus 1.375% and in future fiscal quarters will be established pursuant to a pricing grid based on the Company's total net leverage ratio.
In addition to interest on the aggregate outstanding principal amounts of any borrowings, the Company will also pay a quarterly commitment fee on the unutilized commitments under the Revolver, which fee has initially been set at 0.25% per annum and in future fiscal quarters will be established pursuant to a pricing grid based on the Company's total net leverage ratio. The Company will also pay customary letter of credit and agency fees.
Covenants and Events of Default
The Amended Credit Agreement provides for customary negative covenants. The Amended Credit Agreement also requires the Company to comply with certain financial covenants, including a quarterly minimum consolidated cash interest charge ratio test and a quarterly maximum consolidated total net leverage ratio test.
The Amended Credit Agreement also provides for customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Amended Credit Agreement will be entitled to take various actions, including the termination of unutilized commitments, the acceleration of amounts outstanding under the Amended Credit Agreement and all actions permitted to be taken by a secured creditor. As of June 30, 2017, the Company was in compliance with all covenants and conditions under the Amended Credit Agreement.
Guarantees and Security
The Company's obligations under the Amended Credit Agreement are guaranteed by certain of its material domestic wholly-owned restricted subsidiaries (the “Guarantors”). The obligations of both the Company and the Guarantors are secured by a perfected security interest in substantially all of the assets of the Company and the Guarantors, in each case, now owned or later acquired, including a pledge of all of the capital stock of substantially all of its domestic wholly-owned restricted subsidiaries and 65% of the capital stock of certain of its foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.
M.Employee Benefit Plans
Pension Plan
With the acquisition of CES on November 4, 2016, the Company assumed a pension plan (the "Plan") for its Swiss employees, which is administered by an independent pension fund. The Plan is mandated by Swiss law and meets the criteria for a defined benefit plan under ASC 715, Compensation—Retirement Benefits (“ASC 715”), since participants of the Plan are entitled to a defined rate of return on contributions made. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies for which the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan.
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan.
On January 1, 2017, the Company changed pension providers. The Company's results contain the effects of the change in pension provider as prior service costs. These prior service costs will be amortized from other comprehensive income to net periodic benefit costs over approximately 10 years. At June 30, 2017, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at June 30, 2017 was a net liability of $6,601, which is recorded in other non-current liabilities on the consolidated balance sheets. The Company recorded a net gain of $220 in accumulated other comprehensive income during the year ended June 30, 2017. The Company's total expected employer contributions to the Plan during fiscal 2018 are $539.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Year Ended June 30,
2018	$526
2019	678
2020	800
2021	497
2022	622
Thereafter (next 5 years)	3,928
Total	$7,051

The following table outlines the components of net periodic benefit cost of the Plan for the year ended June 30, 2017:

Year Ended June 30, 2017
Service cost	$557
Interest cost	73
Expected return on assets	(105)
Amortization of prior service cost	20
Net periodic benefit cost	$545
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the year ended June 30, 2017:

Year Ended June 30, 2017
Discount rate	0.70%
Expected rate of return on Plan assets	1.50%
Expected inflation	1.00%
Rate of compensation increases	1.00%
The calculation of the projected benefit obligation ("PBO") utilized BVG 2015 Generational data for assumptions related to the mortality rates, disability rates, turnover rates, and early retirement ages. Assumptions used to determine the year-end pension benefit obligation is the discount rate of 0.70% and rate of compensation increases of 1.00%.
The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the period presented:

Year Ending June 30, 2017
Projected benefit obligation at November 4, 2016	$17,086
Service cost	557
Interest cost	73
Employee contributions	581
Actuarial gain	(598)
Benefits paid	(563)
Plan amendment	390
Projected benefit obligation at end of year	$17,526
The following table presents the change in Plan assets for the period presented:

Year Ending June 30, 2017
Fair value of plan assets at November 4, 2016	$10,459
Actual return on Plan assets	100
Company contributions	348
Employee contributions	581
Benefits paid	(563)
Fair value of plan assets at end of year	$10,925

The following table presents the Company's reconciliation of funded status for the period presented:

Year Ended June 30, 2017
Projected benefit obligation at end of year	$17,526
Fair value of plan assets at end of year	10,925
Funded status	$(6,601)
The Company did not recognize any (gain) loss from other comprehensive income ("OCI") in its consolidated results of operations during the year ended June 30, 2017. The Company does not expect to recognize any (gain) loss from OCI for the year ended June 30, 2018.
The fair value of Plan assets were $10,925 at June 30, 2017. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during year ended June 30, 2017. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of June 30, 2017, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. During fiscal 2017, 2016 and 2015, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $3,206, $1,874 and $1,934 during the fiscal years ended June 30, 2017, 2016, and 2015, respectively.
N.    Shareholders’ Equity
PREFERRED STOCK
The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.
FOLLOW-ON EQUITY OFFERINGS
On January 26, 2017, the Company announced the commencement of an underwritten public offering of its common stock, par value $0.01 per share. On February 1, 2017, the Company closed the offering, including the full over-allotment allocation, selling an aggregate of 6,900 shares of common stock at a price to the public of $33.00 for total net proceeds of $215,725.
On April 4, 2016, the Company announced the commencement of an underwritten public offering of its common stock, par value $0.01 per share. On April 13, 2016, the Company closed the offering, including the full over-allotment allocation, selling an aggregate of 5,175 shares of common stock at a price to the public of $19.25 for total net proceeds of $92,788.
O.    Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at June 30, 2017. As reflected in the Company's registration statement on Form S-8 filed on February 4, 2016, the Company's number of shares authorized for issuance under the 2005 Plan increased by 2 shares as a result of forfeitures, cancellations and/or terminations from the Company's 1997 Stock Option Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,559 shares available for future grant under the 2005 Plan at June 30, 2017.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives pursuant to the 2005 Plan. Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly. The performance targets include: (i) the achievement of internal performance targets only, and (ii) the achievement of internal performance targets in relation to a peer group of companies.

EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2017, 2016, and 2015 was 96, 88 and 79, respectively. Shares available for future purchase under the ESPP totaled 302 at June 30, 2017.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2017
Outstanding at June 30, 2015	830	$13.43	1.66
Granted	—	—
Exercised	(524)	13.12
Cancelled	(48)	17.25
Outstanding at June 30, 2016	258	$13.34	1.06
Granted	—	—
Exercised	(207)	13.29
Cancelled	—	—
Outstanding at June 30, 2017	51	$13.53	0.60	$1,442
Vested and expected to vest at June 30, 2017	51	$13.53	0.60	$1,442
Exercisable at June 30, 2017	51	$13.53	0.60	$1,442
The intrinsic value of the options exercised during fiscal years 2017, 2016, and 2015 was $3,762, $1,976 and $3,373, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2017 and 2016, there was $0 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans. There were no stock options granted during fiscal years 2017, 2016 or 2015.
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2015:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	1,866	$10.72
Granted	667	16.26
Vested	(743)	10.93
Forfeited	(124)	11.70
Outstanding at June 30, 2016	1,666	$13.09
Granted	718	24.72
Vested	(769)	11.94
Forfeited	(51)	15.02
Outstanding at June 30, 2017	1,564	$18.93
The total fair value of restricted stock awards vested during fiscal year 2017, 2016, and 2015 was $19,402, $12,185 and $9,078, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2017, there was $12,160 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.5 years from June 30, 2017. As of June 30, 2016, there was $10,938 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.6 years from June 30, 2016.

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the consolidated statements of operations for the fiscal years 2017, 2016, and 2015 in accordance with FASB ASC 718. The Company had $194 and $93 of capitalized stock-based compensation expense on the Consolidated Balance Sheet as of June 30, 2017 and 2016. In the prior years, the Company did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2017	2016	2015
Cost of revenues	$531	$441	$493
Selling, general and administrative	13,212	7,864	6,751
Research and development	1,598	1,269	1,396
Share-based compensation expense before tax	15,341	9,574	8,640
Income taxes	(5,874)	(3,727)	(3,332)
Share-based compensation expense, net of income taxes	$9,467	$5,847	$5,308
P.    Operating Segment, Geographic Information and Significant Customers
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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	US	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2017
Net revenues to unaffiliated customers	$380,538	$22,242	$5,808	$—	$408,588
Inter-geographic revenues	7,637	44	—	(7,681)	—
Net revenues	$388,175	$22,286	$5,808	$(7,681)	$408,588
Identifiable long-lived assets (1)	$50,340	$1,288	$15	$—	$51,643
YEAR ENDED JUNE 30, 2016
Net revenues to unaffiliated customers	$259,781	$5,464	$4,909	$—	$270,154
Inter-geographic revenues	7,911	447	—	(8,358)	—
Net revenues	$267,692	$5,911	$4,909	$(8,358)	$270,154
Identifiable long-lived assets (1)	$28,187	$127	$23	$—	$28,337
YEAR ENDED JUNE 30, 2015
Net revenues to unaffiliated customers	$229,849	$2,076	$2,922	$—	$234,847
Inter-geographic revenues	2,806	475	—	(3,281)	—
Net revenues	$232,655	$2,551	$2,922	$(3,281)	$234,847
Identifiable long-lived assets (1)	$13,127	$68	$31	$—	$13,226
(1) Identifiable long-lived assets exclude goodwill and intangible assets.

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
The following table presents the Company's net revenue by end market for the periods presented:

	Year Ended June 30,
	2017	2016	2015
Domestic (1)	$341,699	$220,253	$189,596
International/Foreign Military Sales (2)	66,889	49,901	45,251
Total Net Revenue	$408,588	$270,154	$234,847
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
The following table presents the Company's net revenue by end application for the periods presented:

	Year Ended June 30,
	2017	2016	2015
Radar (1)	$150,441	$140,289	$143,475
Electronic Warfare (2)	106,446	72,118	51,419
Other (3)	151,701	57,747	39,953
Total Net Revenue	$408,588	$270,154	$234,847
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
The following table below the Company's net revenue by product grouping for the periods presented:

	Year Ended June 30,
	2017	2016	2015
Components (1)	$105,669	$31,252	$15,543
Modules and Sub-assemblies (2)	161,973	126,777	107,922
Integrated Subsystems (3)	140,946	112,125	111,382
Total Net Revenue	$408,588	$270,154	$234,847
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
(2) Modules and Sub-assemblies include combinations of multiple functional technology elements and/or components that work together to perform multiple functions but are typically resident on or within a single board or housing. Modules and sub-assemblies may in turn be combined to form an integrated subsystem. Examples of modules and sub-assemblies include but are not limited to embedded processing modules, embedded processing boards, switch fabric boards, high speed input/output boards, digital receiver boards, graphics and video processing and Ethernet and IO boards, multi-chip modules, integrated radio frequency and microwave multi-function assemblies, tuners, and transceivers.
(3) Integrated Subsystems include multiple modules and/or sub-assemblies combined with a backplane or similar functional element and software to enable a solution. These are typically but not always integrated within a chassis and with cooling, power and other elements to address various requirements and are also often combined with additional technologies for interaction with other parts of a complete system or platform. Integrated subsystems also include spare and replacement modules and sub-assemblies sold as part of the same program for use in or with integrated subsystems sold by the Company.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Year Ended June 30,
	2017	2016	2015
Lockheed Martin Corporation	20%	23%	20%
Raytheon Company	16	20	37
	36%	43%	57%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Year Ended June 30,
	2017	2016	2015
SEWIP	*	12%	*
Aegis	*	10%	12%
Patriot	*	*	18%
F-35	*	*	16%
	—%	22%	46%
*    Indicates that the amount is less than 10% of the Company's revenues for the respective period. No programs were in excess of 10% of the Company's revenues for fiscal 2017.
Q.    Discontinued Operations
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
The amounts reported in loss from discontinued operations, net of income taxes were as follows:

For the Year Ended June 30,
2015
Net revenues of discontinued operations	$3,493
Costs of discontinued operations:
Cost of revenues	2,385
Selling, general and administrative	1,958
Research and development	305
Amortization of intangible assets	279
Restructuring and other charges	—
Impairment of goodwill	2,283
Loss from discontinued operations before income taxes	(3,717)
Loss on disposal of discontinued operations before income taxes	(892)
Tax benefit	(549)
Loss from discontinued operations, net of income taxes	$(4,060)
There were no balances for the assets and liabilities of the discontinued operations at June 30, 2017 and 2016.

The depreciation, amortization, capital expenditures and significant operating and investing non-cash items of the discontinued operations were as follows:

For the Year Ended June 30, 2015

Depreciation	$100
Amortization of intangible assets	$279
Capital expenditures	$—
Impairment of goodwill	$2,283
Stock-based compensation expense	$88
R.    Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

SUPPLEMENTARY INFORMATION (UNAUDITED)
The following sets forth certain unaudited consolidated quarterly statements of operations data for each of the Company’s last eight quarters. In management’s opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

2017 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$87,649	$98,014	$107,317	$115,608
Gross margin	$39,444	$47,389	$50,783	$53,927
Income from operations	$3,742	$8,958	$11,695	$13,008
Income from continuing operations before income taxes	$2,560	$6,983	$10,218	$11,307
Income tax (benefit) provision	$(1,259)	$1,779	$3,170	$2,503
Income from continuing operations	$3,819	$5,204	$7,048	$8,804
Net income	$3,819	$5,204	$7,048	$8,804
Net income per share:
Basic net income per share:	$0.10	$0.13	$0.16	$0.19
Diluted net income per share:	$0.10	$0.13	$0.16	$0.19
2016 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$58,409	$60,417	$65,898	$85,430
Gross margin (1)	$28,302	$29,739	$31,402	$38,176
Income from operations	$3,131	$6,369	$6,819	$7,654
Income from continuing operations before income taxes	$3,224	$6,473	$6,999	$8,590
Income tax provision (2)	$368	$1,433	$2,642	$1,101
Income from continuing operations	$2,856	$5,040	$4,357	$7,489
Net income	$2,856	$5,040	$4,357	$7,489
Net income per share:
Basic net income per share	$0.09	$0.15	$0.13	$0.20
Diluted net income per share	$0.08	$0.15	$0.13	$0.19
(1) During 2017, the Company included costs related to the sustainment of its product portfolio as research and development expense, which was previously included as costs of revenues on the Consolidated Statements of Operations and Comprehensive Income. For comparative purposes, for the fiscal year ended June 30, 2016, the Company has reclassified $2,845, from costs of revenues to research and development expense. The quarterly amounts reclassified were $773, $1,161 and $911 for the 1st quarter, 2nd quarter and 3rd quarter, respectively.
(2) Upon adoption of FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company recognized $1,100 of excess tax benefits in the fourth quarter as a benefit to income taxes in its consolidated statements of operations and comprehensive income (loss) for the year ended June 30, 2016. The tax benefit (provision) impacts were restated above to show the effect of this adoption as if it had occurred at the beginning of fiscal 2016. The tax benefit (provision) impacts were $896, $247, $(169), and $126 for the 1st quarter, 2nd quarter, 3rd quarter and 4th quarter, respectively. Income from continuing operations, net income, and net income amounts per share were also updated as a result of the adjustment to the income tax provision.
Due to the effects of rounding, the sum of the four quarters does not equal the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 30, 2017 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2017 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the framework in Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2017. The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
The audited consolidated financial statements of the Company include the results of the acquired CES and Delta businesses on and after November 3, 2016 and April 3, 2017, respectively, as described in Note C to the Consolidated Financial Statements. Upon consideration of the date of the fiscal 2017 acquisitions and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the CES and Delta internal control over financial reporting as allowable under section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the scope of management’s assessment of internal controls for fiscal year 2017. However, management is in the process of integrating CES and Delta into the overall internal control over financial reporting environment for fiscal year 2018. The Company’s consolidated financial statements reflect revenues and total assets from the acquired CES and Delta businesses of approximately 5 percent and 12 percent (of which 8 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of and for the year ended June 30, 2017.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2017 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although management has completed the integration of the Carve-Out Business, it is in the process of integrating the CES and Delta into our overall internal control over financial reporting environment.
ITEM 9B.OTHER INFORMATION
On August 14, 2017, the Compensation Committee approved (and with respect to matters for the Company’s Chief Executive Officer, the independent directors on the Company’s Board of Directors approved) the following executive compensation matters:

•
an increase for the annual perquisite for the Company’s executive officers from up to $2,000 annually for personal tax and financial planning to a $4,000 annual allowance for personal tax and financial planning;

•
an amendment to Mr. Aslett's employment agreement to provide that he is entitled to continue to participate in the Company’s group health, dental, and vision programs for 24 months following a termination of his employment by the Company without “cause” or by him for “good reason” (as defined in his employment agreement); and

•
an agreement for each of the Company’s non-CEO named executive officers that provides for termination and severance benefits in the case of a termination of the executive's employment by the Company without “cause” or by the executive for “good reason.”

For the agreements for the Company’s non-CEO named executive officers, the following terms and conditions apply.
“Cause” is defined in the agreement to include: (1) the willful and continued failure by the executive to perform substantially the duties and responsibilities of his position with the Company after written demand; (2) the conviction of the executive by a court of competent jurisdiction for felony criminal conduct or a plea of nolo contendere to a felony; or (3) the willful engaging by the executive in fraud, dishonesty, or other misconduct which is demonstrably and materially injurious to the Company or its reputation, monetarily, or otherwise. No act, or failure to act, on the executive’s part will be deemed

“willful” unless committed or omitted by the executive in bad faith and without reasonable belief that his act or failure to act was in, or not opposed to, the best interest of the Company.
“Good Reason” is defined in the agreement to include: (1) a material diminution in the executive's responsibilities, authority, or duties as in effect on the date of the agreement; (2) a material diminution in the executive's annual base salary, except for across-the-board salary reductions based on the Company’s financial performance similarly affecting all or substantially all senior management employees of the Company; or (3) a material change in the geographic location at which the executive provides services to the Company.
Under the agreement, if the Company terminates the executive's employment without “cause” or the executive his employment for “good reason,” then the Company will pay the executive a severance amount equal to one times his annual base salary. In such event, the Company also will pay for certain insurance benefits and outplacement services.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2017, 2016, and 2015
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016, and 2015
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2017, 2016 AND 2015
(In thousands)
Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2017	$92	$22	$—	$31	$83
2016	$56	$425	$—	$389	$92
2015	$34	$44	$1	$21	$56
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2017	$18,472	$(1,902)	$—	$—	$16,570
2016	$18,864	$(392)	$—	$—	$18,472
2015	$10,844	$8,020	$—	$—	$18,864

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 83, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 18, 2017.

MERCURY SYSTEMS, INC.

By	/s/ GERALD M. HAINES II
Gerald M. Haines II EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 18, 2017
Mark Aslett
/S/ GERALD M. HAINES II	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 18, 2017
Gerald M. Haines II
/S/ CHARLES A. SPEICHER	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 18, 2017
Charles A. Speicher
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 18, 2017
Vincent Vitto
/S/ JAMES K. BASS	Director	August 18, 2017
James K. Bass
/S/ MICHAEL A. DANIELS	Director	August 18, 2017
Michael A. Daniels
/S/ LISA S. DISBROW	Director	August 18, 2017
Lisa S. Disbrow
/S/ MARY LOUISE KRAKAUER	Director	August 18, 2017
Mary Louise Krakauer
/S/ GEORGE K. MUELLNER	Director	August 18, 2017
George K. Muellner
/S/ MARK S. NEWMAN	Director	August 18, 2017
Mark S. Newman
/S/ WILLIAM K. O’BRIEN	Director	August 18, 2017
William K. O’Brien

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
1.1
Underwriting Agreement, dated April 7, 2016, among Mercury Systems, Inc. as issuer and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company's current report on Form 8-K filed on April 8, 2016)

1.2
Underwriting Agreement, dated January 26, 2017, among the Company as issuer and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company's current report on Form 8-K filed on January 27, 2017)

3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.2	Bylaws, amended and restated effective as of January 17, 2017 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on January 20, 2017
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-41139))
10.1*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on October 29, 2015)
10.2*
Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)

10.3*	Annual Executive Bonus Plan - Corporate Financial Performance (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on August 30, 2013)
10.4*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on September 20, 2016)
10.5.1*
Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.5.2*
Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.5.3*
Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.3 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.5.4*
Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on September 28, 2007)

10.5.5*
Form of Amended and Restated Performance-Based Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014)

10.6.1*
Form of Change in Control Severance Agreement between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.9.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.6.2*
Form of Change in Control Severance Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.9.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.7†	Compensation Policy for Non-Employee Directors

ITEM NO.	DESCRIPTION OF EXHIBIT
10.8.1*
Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)

10.8.2*
First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)

10.8.3*
Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)

10.9*
Agreement, dated March 1, 2010, by and between the Company and Gerald M. Haines II (incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.10	Micronetics, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed on August 10, 2012)
10.11
Stock Purchase Agreement by and between Mercury Systems, Inc. and Microsemi Corporation, dated as of March 23, 2016 (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on April 4, 2016)

10.12.1
Credit Agreement, dated May 2, 2016, among Mercury Systems, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on May 2, 2016)

10.12.2
Amendment No. 1 to Credit Agreement, dated June 27, 2017, among Mercury Systems, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 27, 2017)

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