Form 10-Q
period 2017-09-30
MERCURY SYSTEMS INC
filed 2017-11-02
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
Shares of Common Stock outstanding as of October 31, 2017: 48,241,475 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$26,074	$41,637
Accounts receivable, net of allowance for doubtful accounts of $55 and $83 at September 30, 2017 and June 30, 2017, respectively	89,037	76,341
Unbilled receivables and costs in excess of billings	32,413	37,332
Inventory	93,274	81,071
Prepaid income taxes	2,085	1,434
Prepaid expenses and other current assets	9,114	8,381
Total current assets	251,997	246,196
Property and equipment, net	51,603	51,643
Goodwill	384,200	380,846
Intangible assets, net	126,501	129,037
Other non-current assets	8,291	8,023
Total assets	$822,592	$815,745
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,225	$27,485
Accrued expenses	10,639	20,594
Accrued compensation	16,603	18,406
Deferred revenues and customer advances	5,849	6,360
Total current liabilities	75,316	72,845
Deferred income taxes	650	4,856
Income taxes payable	855	855
Other non-current liabilities	11,503	11,772
Total liabilities	88,324	90,328
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 46,735,814 and 46,303,075 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	467	463
Additional paid-in capital	575,737	584,795
Retained earnings	157,038	139,085
Accumulated other comprehensive income	1,026	1,074
Total shareholders’ equity	734,268	725,417
Total liabilities and shareholders’ equity	$822,592	$815,745

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net revenues	$106,069	$87,649
Cost of revenues	55,395	48,205
Gross margin	50,674	39,444
Operating expenses:
Selling, general and administrative	20,568	17,544
Research and development	13,742	12,838
Amortization of intangible assets	5,637	4,602
Restructuring and other charges	95	297
Acquisition costs and other related expenses	261	421
Total operating expenses	40,303	35,702
Income from operations	10,371	3,742
Interest income	19	40
Interest expense	(3)	(1,822)
Other (expense) income, net	(815)	600
Income before income taxes	9,572	2,560
Tax benefit	(8,381)	(1,259)
Net income	$17,953	$3,819
Basic net earnings per share	$0.39	$0.10
Diluted net earnings per share	$0.38	$0.10

Weighted-average shares outstanding:
Basic	46,504	38,865
Diluted	47,489	39,865

Comprehensive income:
Net income	$17,953	$3,819
Foreign currency translation adjustments	(78)	8
Pension benefit plan, net of tax	30	—
Total other comprehensive income, net of tax	(48)	8
Total comprehensive income	$17,905	$3,827
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,953	$3,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,337	7,320
Stock-based compensation expense	4,621	3,632
Benefit for deferred income taxes	(4,186)	(2,606)
Non-cash interest expense	—	471
Other non-cash items	378	(51)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(7,810)	10,111
Inventory	(11,149)	(104)
Prepaid income taxes	(657)	597
Prepaid expenses and other current assets	(718)	(1,553)
Other non-current assets	(595)	(86)
Accounts payable and accrued expenses	12,841	(7,377)
Deferred revenues and customer advances	(627)	(3,816)
Income taxes payable	(11,279)	(35)
Other non-current liabilities	(81)	(39)
Net cash provided by operating activities	8,028	10,283
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(6,000)	—
Purchases of property and equipment	(3,628)	(6,050)
Other investing activities	(374)	(111)
Net cash used in investing activities	(10,002)	(6,161)
Cash flows from financing activities:
Proceeds from employee stock plans	—	80
Payments for retirement of common stock	(13,548)	(6,128)
Payments of term debt	—	(2,500)
Net cash used in financing activities	(13,548)	(8,548)
Effect of exchange rate changes on cash and cash equivalents	(41)	49
Net decrease in cash and cash equivalents	(15,563)	(4,377)
Cash and cash equivalents at beginning of period	41,637	81,691
Cash and cash equivalents at end of period	$26,074	$77,314
Cash paid during the period for:
Interest	$3	$1,351
Income taxes	$7,851	$717
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, it is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support primarily to defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program ("SEWIP"), Gorgon Stare, Predator, F-16 SABR, F-35, E2D Hawkeye, Reaper and Paveway. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2017 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2017. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, United Kingdom, Japan and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.

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
The Company uses FASB Accounting Standards Update ("ASU") No. 2009-13 (“FASB ASU 2009-13”), Multiple-Deliverable Revenue Arrangements. FASB ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimated selling price (“BESP”), if neither VSOE nor TPE is available. Additionally, FASB ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 38% and 35% of total revenues in the three months ended September 30, 2017 and 2016, respectively.
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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended September 30,
	2017	2016
Basic weighted-average shares outstanding	46,504	38,865
Effect of dilutive equity instruments	985	1,000
Diluted weighted-average shares outstanding	47,489	39,865
Equity instruments to purchase 104 and 22 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2017, and 2016, respectively, because the equity instruments were anti-dilutive.
C. Acquisitions
RICHLAND TECHNOLOGIES ACQUISITION
On July 3, 2017, the Company entered into a membership interest purchase agreement with Richland Technologies, L.L.C., ("RTL") pursuant to which, the Company acquired RTL on a cash-free, debt-free basis for a total purchase price of $6,000. The acquisition has an immaterial impact to the Company’s results of operations (contributed less than one percent of net revenue for the three months ended September 30, 2017), and accordingly the disclosures required per FASB ASC 805 have been excluded from the Form 10-Q filing. The Company recognized primarily intangible assets including customer relationships, developed technology and goodwill based on its preliminary purchase price allocation.

DELTA ACQUISITION
On April 3, 2017, the Company entered into a membership interest purchase agreement with Delta Microwave, LLC ("Delta"), pursuant to which the Company acquired Delta on a cash-free, debt-free basis for a total purchase price of $40,500, subject to net working capital and net debt adjustments. Delta is a designer and manufacturer of high-value RF, microwave and millimeter wave sub-assemblies and components for the military, aerospace and space markets. The acquisition and transaction related expenses were funded with cash on hand.
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
The amounts above represent the preliminary fair value estimates as of September 30, 2017 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period. The preliminary identifiable intangible asset estimates include customer relationships of $8,000 with a useful life of 9 years, developed technology of $5,900 with a useful life of 7 years and backlog of $3,100 with a useful life of 2 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $17,960 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Delta acquisition expands scale and breadth of the Company’s RF, microwave and millimeter wave capabilities, provides highly complementary program portfolio in missiles and munitions, deepens market penetration in core radar, electronic warfare ("EW"), and precision-guided munitions markets, and opens new growth opportunities in space launch, GPS, satellite communications and datalinks. The goodwill from this acquisition is reported under the AMS reporting unit.
Since Delta was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of September 30, 2017, the Company had $17,723 of goodwill deductible for tax purposes.
The revenues and income before income taxes from Delta included in the Company's consolidated results for the three months ended September 30, 2017 were $5,532 and $587, respectively. The Company has not furnished pro forma financial information relating to Delta because such information is not material to the Company's financial results.
CES AQUISITION
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
The amounts above represent the preliminary fair value estimates as of September 30, 2017 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period. The preliminary identifiable intangible asset estimates include customer relationships of $9,060 with a useful life of 9 years and developed technology of $5,662 with a useful life of 7 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $20,346 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. CES provides the Company with capabilities in mission computing, safety-critical avionics and platform management that are in demand from its customers. These new capabilities will also substantially expand Mercury’s addressable market into commercial aerospace, defense platform management, command, control, communications, computers, and intelligence ("C4I") and mission computing markets that are aligned to Mercury’s existing market focus. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the SMP reporting unit.
The revenues and loss before income taxes from CES included in the Company's consolidated results for the three months ended September 30, 2017 were $6,319 and $352, respectively.
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2017:

	Fair Value Measurements
	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$1,045	$—	$1,045	$—
Total	$1,045	$—	$1,045	$—

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
Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. Once an item is written down, the value becomes the new inventory cost basis. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, history, product mix and possible alternative uses. Inventory was comprised of the following:

	September 30, 2017	June 30, 2017
Raw materials	$57,647	$48,645
Work in process	24,963	22,567
Finished goods	10,664	9,859
Total	$93,274	$81,071
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the three months ended September 30, 2017:

	SMP	AMS	MDS	Total
Balance at June 30, 2017	$116,003	$217,956	$46,887	$380,846
Goodwill arising from the RTL acquisition	3,354	—	—	3,354
Balance at September 30, 2017	$119,357	$217,956	$46,887	$384,200
In the three months ended September 30, 2017, there were no triggering events, as defined by FASB ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2017	$1,365	$—	$1,365
Restructuring and other charges	80	15	95
Cash paid	(168)	(15)	(183)
Restructuring liability at September 30, 2017	$1,277	$—	$1,277
During the three months ended September 30, 2017, the Company incurred net restructuring and other charges of $95. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
The Company recorded an income tax benefit of $8,381 and $1,259 on income from operations before income taxes of $9,572 and $2,560 for the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, we recognized a discrete tax benefit of $7,873 related to excess tax benefits on stock-based compensation. The three months ended September 30, 2017 also included a discrete tax benefit of $4,075 derived from new information obtained about net operating loss carry-forwards of the entities acquired from Microsemi Corporation ("Carve-Out Business") in May 2016. The effective tax rate for the three months ended September 30, 2017 and 2016 differed from the federal statutory rate primarily due to federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
No material changes in the Company’s unrecognized tax positions occurred during the three months ended September 30, 2017.

I.	Debt
REVOLVING CREDIT FACILITY
On June 27, 2017, the Company amended its revolving credit facility to increase and extend the borrowing capacity of its existing revolving credit facility into a $400,000, 5-year revolving credit line expiring in June 2022 (“the Revolver”). As of September 30, 2017, the Company's outstanding balance of unamortized deferred financing costs was $6,324, which is being amortized to other (expense) income, net on a straight line basis over the new term of the Revolver.
As of September 30, 2017, the Company was in compliance with all covenants and conditions under the Revolver and there were no borrowings against the revolver. There were outstanding letters of credit of $2,622 as of September 30, 2017.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at September 30, 2017. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,484 shares available for future grant under the 2005 Plan at September 30, 2017.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives and employees pursuant to the 2005 Plan. Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly based on its determination of the likelihood for reaching targets. The performance targets include: (i) the achievement of internal performance targets only, and (ii) the achievement of internal performance targets in relation to a peer group of companies.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2017 and 2016, respectively. Shares available for future purchase under the ESPP totaled 302 at September 30, 2017.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2017	51	$13.53	0.60
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2017	51	$13.53	0.35
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2017:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	1,564	$18.93
Granted	421	46.88
Vested	(696)	16.54
Forfeited	(17)	18.24
Outstanding at September 30, 2017	1,272	$26.54
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the consolidated statements of operations for the three months ended September 30, 2017 and 2016 in accordance with FASB ASC 718, Compensation - Stock Compensation. The Company had $148 and $177 of capitalized stock-based compensation expense on the consolidated balance sheets as of September 30, 2017 and 2016, respectively. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,
	2017	2016
Cost of revenues	$148	$75
Selling, general and administrative	3,976	3,039
Research and development	497	518
Share-based compensation expense before tax	4,621	3,632
Income taxes	(1,763)	(1,389)
Share-based compensation expense, net of income taxes	$2,858	$2,243

K.	Pension
DEFINED BENEFIT PLAN
With the acquisition of CES on November 4, 2016, the Company assumed a pension plan (the "Plan") for its Swiss employees, which is administered by an independent pension fund. The Plan is mandated by Swiss law and meets the criteria for a defined benefit plan under ASC 715, Compensation—Retirement Benefits (“ASC 715”), because participants of the Plan are entitled to a defined rate of return on contributions made. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies for which the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan.

The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at September 30, 2017 was a net liability of $6,552, which is recorded in other non-current liabilities on the consolidated balance sheets. The Company recorded a net gain of $30 in accumulated other comprehensive income during the three months ended September 30, 2017. The Company recognized net periodic benefit costs of $206 associated with the Plan for the three months ended September 30, 2017. The Company's total expected employer contributions to the Plan during fiscal 2018 are $516.

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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2017
Net revenues to unaffiliated customers	$97,715	$7,478	$876	$—	$106,069
Inter-geographic revenues	1,747	22	—	(1,769)	—
Net revenues	$99,462	$7,500	$876	$(1,769)	$106,069
THREE MONTHS ENDED SEPTEMBER 30, 2016
Net revenues to unaffiliated customers	$83,048	$854	$3,747	$—	$87,649
Inter-geographic revenues	3,286	15	—	(3,301)	—
Net revenues	$86,334	$869	$3,747	$(3,301)	$87,649
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
The following table below presents the Company's net revenue by end user for the periods presented:

	Three Months Ended September 30,
	2017	2016
Domestic (1)	$89,678	$73,527
International/Foreign Military Sales (2)	16,391	14,122
Total Net Revenue	$106,069	$87,649
(1) Domestic revenues consist of sales where the end user is within the U.S., as well as sales to prime defense contractor customers where the ultimate end user location is not defined.
(2) International/Foreign Military Sales consist of sales to U.S. prime defense contractor customers where the end user is known to be outside the U.S., foreign military sales through the U.S. government, and direct sales to non-U.S. based customers intended for end use outside of the U.S.

The following table below presents the Company's net revenue by end application for the periods presented:

	Three Months Ended September 30,
	2017	2016
Radar (1)	$36,540	$37,489
Electronic Warfare (2)	28,008	20,979
Other (3)	41,521	29,181
Total Net Revenue	$106,069	$87,649
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
The following table below presents the Company's net revenue by product grouping for the periods presented:

	Three Months Ended September 30,
	2017	2016
Components (1)	$32,812	$19,832
Modules and Sub-assemblies (2)	47,732	36,592
Integrated Subsystems (3)	25,525	31,225
Total Net Revenue	$106,069	$87,649
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
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2017	$50,229	$1,360	$14	$—	$51,603
June 30, 2017	$50,340	$1,288	$15	$—	$51,643
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2017	2016
Raytheon Company	21%	15%
Lockheed Martin Corporation	18%	25%
Northrop Grumman Corporation	10%	*
	49%	40%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2017	2016
SEWIP	11%	*
Aegis	*	14%
	11%	14%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of September 30, 2017, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $53,978.
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
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company's markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to cyber-security regulations and requirements, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, we are pioneering a next-generation defense electronics business model designed to meet the industry’s current and emerging business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support primarily to defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, F-16 SABR, E2D Hawkeye, Reaper, and Paveway. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in defense sector.
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
We also provide significant capabilities relating to pre-integrated electronic warfare, electronic attack (“EA”) and electronic counter measure (“ECM”) subsystems, SIGINT and electro-optical/infrared (“EO/IR”) processing technologies, and radar environment test and simulation systems. We deploy these solutions on behalf of defense prime contractors and the Department of Defense (“DoD”), leveraging commercially available technologies and solutions (or “building blocks”) from our business and other commercial suppliers. We leverage this technology to design and build integrated sensor processing subsystems, often including classified application-specific software and intellectual property (“IP”) for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), EW, and ECM markets. We bring significant domain expertise to customers, drawing on over 25 years of experience in EW, SIGINT, and radar environment test and simulation.

Since we conduct much of our business with our defense customers via commercial item sales, requests by customers are a primary driver of revenue fluctuations from quarter to quarter. Customers specify delivery date requirements that coincide with their need for our products. Because these customers may use our products in connection with a variety of defense programs or other projects of different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify sequential quarterly trends.
As of September 30, 2017, we had 1,206 employees. Our consolidated revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended September 30, 2017 were $106.1 million, $18.0 million, $0.38, $0.37, and $25.0 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
RESULTS OF OPERATIONS:
Results of operations for the three month period ended September 30, 2016 does not include results for CES Creative Electronic Systems S.A. (“CES”), Delta Microwave, LLC ("Delta") or Richland Technologies, L.L.C. ("RTL") since these businesses were acquired subsequent to September 30, 2016. Accordingly, the periods presented below are not directly comparable.
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
The following tables set forth, for the three month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	September 30, 2017	As a % of Total Net Revenue	September 30, 2016	As a % of Total Net Revenue
Net revenues	$106,069	100.0%	$87,649	100.0%
Cost of revenues	55,395	52.2	48,205	55.0
Gross margin	50,674	47.8	39,444	45.0
Operating expenses:
Selling, general and administrative	20,568	19.3	17,544	20.0
Research and development	13,742	13.0	12,838	14.6
Amortization of intangible assets	5,637	5.3	4,602	5.3
Restructuring and other charges	95	0.1	297	0.3
Acquisition costs and other related expenses	261	0.2	421	0.5
Total operating expenses	40,303	37.9	35,702	40.7
Income from operations	10,371	9.9	3,742	4.3
Interest income	19	—	40	—
Interest expense	(3)	—	(1,822)	(2.1)
Other (expense) income, net	(815)	(0.8)	600	0.7
Income before income taxes	9,572	9.1	2,560	2.9
Tax benefit	(8,381)	(7.9)	(1,259)	(1.4)
Net income	$17,953	17.0%	$3,819	4.3%
REVENUES

(In thousands)	September 30, 2017	As a % of Total Net Revenue	September 30, 2016	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$93,498	88%	$87,649	100%	$5,849	7%
Acquired revenue	12,571	12%	—	—%	$12,571	100%
Total revenues	$106,069	100%	$87,649	100%	$18,420	21%
Total revenues increased $18.4 million, or 21%, to $106.1 million during the three months ended September 30, 2017 as compared to the same period in fiscal 2017 including "Acquired revenue" which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenues is primarily attributed to SEWIP, F-35 and F-16/SABR programs and the increase of $12.6 million of Acquired revenue. These increases were partially offset by lower revenues from a large ground based radar program and the Aegis program.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the ender user is known to be outside of the U.S., and direct sales to non-U.S. based customers, increased $2.3 million to $16.4 million during the three months ended September 30, 2017, compared to $14.1 million in the same period in the prior fiscal year. International revenues represented 15% and 16% of total revenues during the three months ended September 30, 2017 and 2016, respectively.
Revenues associated with EW applications increased $7.0 million during the three months ended September 30, 2017 as compared to the same period in fiscal 2017 due primarily to the SEWIP program. Additionally, revenues from components and modules & sub-assemblies increased by $13.0 million and $11.1 million, respectively, during the three months ended September 30, 2017 as compared to the same period in fiscal 2017, partially offset by a $5.7 million decrease in integrated subsystems. The components increase was driven primarily by missiles and munitions, including the PGK program, while the increase in modules and sub-assemblies was driven by the F-35 program and rackmount blade server related sales. The decline in integrated subsystems was primarily due to lower levels of revenues from a large ground based radar program and the Aegis program.
GROSS MARGIN
Gross margin was 47.8% for the three months ended September 30, 2017, an increase of 280 basis points from the 45.0% gross margin achieved during the same period in fiscal 2017. The higher gross margin between years was driven by changes in product mix and the amortization of $2.1 million in inventory step-up in fiscal 2017 related to the entities acquired from Microsemi Corporation ("Carve-Out Business").
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $3.0 million, or 17%, to $20.6 million during the three months ended September 30, 2017, compared to $17.5 million in the same period in fiscal 2017. The increase was primarily related to higher compensation related costs due to added headcount from the acquisitions of CES, Delta and RTL. Selling, general and administrative expenses as a percentage of revenues decreased slightly for the three months ended September 30, 2017 as compared to the same period in fiscal 2017. The decrease was primarily due to higher revenues in the three months ended September 30, 2017, as compared to the same period in fiscal 2017.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $0.9 million, or 7%, to $13.7 million during the three months ended September 30, 2017, compared to $12.8 million during the same period in fiscal 2017. The increase was primarily due to increased headcount from the acquisitions of CES, Delta and RTL driving higher compensation related costs, partially offset by increased customer funded development.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased $0.2 million to $0.1 million during the three months ended September 30, 2017, compared to $0.3 million during the same period in fiscal 2017. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.3 million of acquisition costs and other related expenses during the three months ended September 30, 2017, compared to $0.4 million during the same period in fiscal 2017. The acquisition costs and other related expenses we incurred during the three months ended September 30, 2017 relate to the acquisition of RTL, while fiscal 2017 expenses related to the acquisition of the CES. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain.
INTEREST EXPENSE
We incurred less than $0.1 million of interest expense during the three months ended September 30, 2017 compared to $1.8 million same period in fiscal 2017. The decrease was driven by $1.3 million cash interest expense and $0.4 million of amortization of debt issuance costs related to our term loan which was repaid in the fourth quarter of fiscal 2017.

OTHER (EXPENSE) INCOME, NET
Other (expense) income, net decreased $1.4 million to $(0.8) million during the three months ended September 30, 2017, as compared to $0.6 million in the same period in fiscal 2017. The decrease was primarily driven by increased financing and registration fees of $0.5 million during the three months ended September 30, 2017 and a $0.3 million gain related to the amortization of the gain on the sale leaseback of our former headquarters in fiscal 2017. The gain was fully amortized in fiscal 2017. Additionally, there was less than $0.1 million foreign exchange gain during the three months ended September 30, 2017, as compared to $0.4 million during the same period in fiscal 2017.
INCOME TAXES
We recorded income tax benefit of $8.4 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, we recognized a discrete tax benefit of $7.9 million related to excess tax benefits on stock-based compensation. The three months ended September 30, 2017 also included a discrete tax benefit of $4.1 million derived from new information obtained about net operating loss carry-forwards of the entities acquired from Carve-Out Business in May 2016. Our effective tax rate for the three months ended September 30, 2017 and 2016 differed from the federal statutory tax rate of 35% primarily due to these items, as well as federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our revolving credit facility and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures.
Based on our current plans and business conditions, we believe that existing cash and cash equivalents, our available revolving credit facility, cash generated from operations, and our financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Shelf Registration Statement
On August 28, 2017, we filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from financings using the shelf registration statement for general corporate purposes, which may include the following:

•	the acquisition of other companies or businesses;

•	the repayment and refinancing of debt;

•	capital expenditures;

•	working capital; and

•	other purposes as described in the prospectus supplement.
We have an unlimited amount available under the shelf registration statement. Additionally, as part of the shelf registration statement, we have entered into an equity distribution agreement which allows us to sell an aggregate of up to $200.0 million of our common stock from time to time through our agents. The actual dollar amount and number of shares of common stock we sell pursuant to the equity distribution agreement will be dependent on, among other things, market conditions and our fund raising requirements. The agents may sell the common stock by any method deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including without limitation sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. In addition, our common stock may be offered and sold by such other methods, including privately negotiated transactions, as we and the agents may agree.
Revolving Credit Facility
In June 2017, we amended our revolving credit facility ("the Revolver"), increasing and extending the facility into a $400.0 million, 5-year revolving credit line expiring in June 2022. In connection with the amendment, we repaid the remaining outstanding principal of and interest on our term loan using cash on hand. The Revolver remained undrawn at September 30, 2017, other than for outstanding letters of credit. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.

CASH FLOWS

	As of and For the Three Month Period Ended September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$8,028	$10,283
Net cash used in investing activities	$(10,002)	$(6,161)
Net cash used in financing activities	$(13,548)	$(8,548)
Net decrease in cash and cash equivalents	$(15,563)	$(4,377)
Cash and cash equivalents at end of period	$26,074	$77,314
Our cash and cash equivalents decreased by $15.6 million from June 30, 2017 to September 30, 2017, primarily as the result of $13.5 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards, $6.0 million used in acquisition activities and $3.6 million invested in purchases of property and equipment. These decreases were partially offset by $8.0 million provided by operating activities.
Operating Activities
During the three months ended September 30, 2017, we generated $8.0 million in cash from operating activities, a decrease of $2.3 million when compared to the same period in fiscal 2017. The decrease in cash generated by operating activities was primarily a result of $17.9 million less collections from accounts receivables, $11.0 million higher inventory purchases and $11.2 million increase in income taxes payable. The decrease in cash generated by operating activities was partially offset by generating $20.2 million more cash from the timing of payables and $14.1 million of higher net income. Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the three months ended September 30, 2017, we used $10.0 million in investing activities compared to $6.2 million during the same period in fiscal 2017. The increase was primarily driven by $6.0 million used in the acquisition of RTL, partially offset by $2.4 million in lower purchases of property and equipment during fiscal 2018.
Financing Activities
During the three months ended September 30, 2017, we used $13.5 million in financing activities compared to $8.5 million during the same period in fiscal 2017. The $5.0 million increase in cash used by financing activities was primarily due to $13.5 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards as compared to $6.1 million used in the same period of fiscal 2017, primarily driven by increased stock price. Fiscal 2017 also included a debt principal payment of $2.5 million.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2017:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$53,978	$53,978	$—	$—	$—
Operating leases	73,148	6,961	12,902	9,818	43,467
	$127,126	$60,939	$12,902	$9,818	$43,467
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $54.0 million at September 30, 2017.
We have a liability at September 30, 2017 of $0.8 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
Adjusted EBITDA is defined as net income before interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based and other non-cash compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2017	2016
Net income	$17,953	$3,819
Interest (income) expense, net	(16)	1,782
Income taxes	(8,381)	(1,259)
Depreciation	3,700	2,718
Amortization of intangible assets	5,637	4,602
Restructuring and other charges (1)	95	297
Impairment of long-lived assets	—	—
Acquisition and financing costs	854	553
Fair value adjustments from purchase accounting (2)	509	2,077
Litigation and settlement expense (income), net	—	—
Stock-based and other non-cash compensation expense	4,696	3,632
Adjusted EBITDA	$25,047	$18,221
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended September 30, 2017 relate to CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for the three months ended September 30, 2016 relate to the Carve-Out Business inventory step-up amortization.
Adjusted income and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income as income before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based and other non-cash compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
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

The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended September 30,
(In thousands, except per share data)	2017		2016
Net income and diluted earnings per share	$17,953	$0.38	$3,819	$0.10
Amortization of intangible assets	5,637		4,602
Restructuring and other charges (1)	95		297
Impairment of long-lived assets	—		—
Acquisition and financing costs	854		553
Fair value adjustments from purchase accounting (2)	509		2,077
Litigation and settlement expenses (income), net	—		—
Stock-based and other non-cash compensation expense	4,696		3,632
Impact to income taxes (3)	(11,951)		(6,085)
Adjusted income and adjusted earnings per share	$17,793	$0.37	$8,895	$0.22

Diluted weighted-average shares outstanding		47,489		39,865
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended September 30, 2017 relate to CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for the three months ended September 30, 2016 relate to the Carve-Out Business inventory step-up amortization.
(3) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.
Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by operating activities less capital expenditures for property and equipment, which includes capitalized software development costs. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation. We believe that trends in our free cash flow can be valuable indicators of our operating performance and liquidity.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended September 30,
(In thousands)	2017	2016
Cash provided by operating activities	$8,028	$10,283
Purchase of property and equipment	(3,628)	(6,050)
Free cash flow	$4,400	$4,233
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2018, and we do not plan to early adopt this ASU. The standard permits the use of either the retrospective or cumulative effect transition method. We currently intend to use the retrospective transition method upon adoption of the standard. In prior years we have made significant investments in our data reporting infrastructure in order to support the reporting requirements of the standard. Throughout fiscal 2018, we will continue to enhance our infrastructure to capture each of the specific disclosure requirements detailed in the standard. We are continuing to evaluate the future impact that the adoption of the standard will have on our consolidated financial statements and preparing for additional disclosure requirements.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are evaluating the effect that ASU 2017-07 will have on our consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2017, we adopted FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, an amendment of the FASB Accounting Standards Codification. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. Such adoption has not and will not have any impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2017 to September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired CES, Delta and RTL into our overall internal control over financial reporting environment.

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
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. There have been no material changes from the factors disclosed in our 2017 Annual Report on Form 10-K filed on August 18, 2017, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 2, 2017.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer