Form 10-Q
period 2017-12-31
MERCURY SYSTEMS INC
filed 2018-02-02
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares of Common Stock outstanding as of January 31, 2018: 48,242,590 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$32,035	$41,637
Accounts receivable, net of allowance for doubtful accounts of $52 and $83 at December 31, 2017 and June 30, 2017, respectively	87,315	76,341
Unbilled receivables and costs in excess of billings	35,655	37,332
Inventory	105,912	81,071
Prepaid income taxes	15	1,434
Prepaid expenses and other current assets	7,970	8,381
Total current assets	268,902	246,196
Property and equipment, net	51,640	51,643
Goodwill	384,785	380,846
Intangible assets, net	120,672	129,037
Other non-current assets	9,817	8,023
Total assets	$835,816	$815,745
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,628	$27,485
Accrued expenses	10,427	20,594
Accrued compensation	17,781	18,406
Deferred revenues and customer advances	8,440	6,360
Total current liabilities	74,276	72,845
Deferred income taxes	—	4,856
Income taxes payable	855	855
Other non-current liabilities	11,454	11,772
Total liabilities	86,585	90,328
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 46,833,499 and 46,303,075 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	468	463
Additional paid-in capital	581,534	584,795
Retained earnings	166,171	139,085
Accumulated other comprehensive income	1,058	1,074
Total shareholders’ equity	749,231	725,417
Total liabilities and shareholders’ equity	$835,816	$815,745

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenues	$117,912	$98,014	$223,981	$185,663
Cost of revenues	63,752	50,625	119,147	98,830
Gross margin	54,160	47,389	104,834	86,833
Operating expenses:
Selling, general and administrative	21,222	19,320	41,790	36,864
Research and development	15,187	13,156	28,929	25,994
Amortization of intangible assets	5,827	4,888	11,464	9,490
Restructuring and other charges	313	69	408	366
Acquisition costs and other related expenses	723	998	984	1,419
Total operating expenses	43,272	38,431	83,575	74,133
Income from operations	10,888	8,958	21,259	12,700
Interest income	3	10	22	50
Interest expense	(107)	(1,898)	(110)	(3,720)
Other (expense) income, net	(316)	(87)	(1,131)	513
Income before income taxes	10,468	6,983	20,040	9,543
Tax provision (benefit)	1,335	1,779	(7,046)	520
Net income	$9,133	$5,204	$27,086	$9,023
Basic net earnings per share	$0.20	$0.13	$0.58	$0.23
Diluted net earnings per share	$0.19	$0.13	$0.57	$0.23

Weighted-average shares outstanding:
Basic	46,752	39,151	46,701	39,004
Diluted	47,447	39,985	47,538	39,920

Comprehensive income:
Net income	$9,133	$5,204	$27,086	$9,023
Foreign currency translation adjustments	22	(341)	(56)	(333)
Pension benefit plan, net of tax	10	—	40	—
Total other comprehensive income, net of tax	32	(341)	(16)	(333)
Total comprehensive income	$9,165	$4,863	$27,070	$8,690
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$27,086	$9,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,939	15,176
Stock-based compensation expense	9,448	7,725
Benefit for deferred income taxes	(4,833)	(1,002)
Non-cash interest expense	—	935
Other non-cash items	847	(341)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(9,181)	1,189
Inventory	(22,455)	(3,882)
Prepaid income taxes	1,414	(1,623)
Prepaid expenses and other current assets	(1,970)	376
Other non-current assets	(2,507)	(97)
Accounts payable and accrued expenses	11,597	(1,903)
Deferred revenues and customer advances	1,976	(1,310)
Income taxes payable	(11,284)	305
Other non-current liabilities	(2,270)	(50)
Net cash provided by operating activities	16,807	24,521
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(5,798)	(38,764)
Purchases of property and equipment	(7,592)	(13,753)
Other investing activities	(375)	(111)
Net cash used in investing activities	(13,765)	(52,628)
Cash flows from financing activities:
Proceeds from employee stock plans	2,049	2,733
Payments for retirement of common stock	(14,909)	(7,560)
Payments under credit facilities	(15,000)	(2,500)
Borrowings under credit facilities	15,000	—
Net cash used in financing activities	(12,860)	(7,327)
Effect of exchange rate changes on cash and cash equivalents	216	(72)
Net decrease in cash and cash equivalents	(9,602)	(35,506)
Cash and cash equivalents at beginning of period	41,637	81,691
Cash and cash equivalents at end of period	$32,035	$46,185
Cash paid during the period for:
Interest	$111	$2,785
Income taxes	$9,928	$2,731
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$—	$1,816
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

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2017 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2017. The results for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.
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

ACCOUNTS RECEIVABLE FACTORING
On December 21, 2017, the Company executed a Master Receivables Purchase Agreement (the “Purchase Agreement”) with Bank of America, N.A. (the “Bank”) for the sale of certain eligible accounts receivable balances of the Company, up to a maximum of $30,000. Factoring under the Purchase Agreement is treated as a true sale of accounts receivable by the Company. The Company has a continued involvement in servicing accounts receivable under the Purchase Agreement, but has no significant retained interests related to the factored accounts receivable.
Proceeds from amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. Cash flows attributable to factoring are reflected as cash flows from operating activities in the Company’s consolidated statements of cash flows. Factoring fees are included as selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
The Company factored accounts receivable and incurred factoring fees of $18,821 and $69, respectively, for the three and six months ended December 31, 2017.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 37% and 38% of total revenue in the three and six months ended December 31, 2017, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 23% and 29% of total revenues in the three and six months ended December 31, 2016, respectively.
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

WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	46,752	39,151	46,701	39,004
Effect of dilutive equity instruments	695	834	837	916
Diluted weighted-average shares outstanding	47,447	39,985	47,538	39,920
Equity instruments to purchase 23 and 162 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2017, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 9 and 6 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2016, respectively, because the equity instruments were anti-dilutive.
C. Acquisitions
RICHLAND TECHNOLOGIES ACQUISITION
On July 3, 2017, the Company entered into a membership interest purchase agreement with Richland Technologies, L.L.C. ("RTL"), pursuant to which, the Company acquired RTL on a cash-free, debt-free basis for a total purchase price of $5,798. RTL specializes in safety-critical and high integrity systems, software and hardware development as well as safety-certification services for mission-critical applications. The acquisition had an immaterial impact to the Company’s results of operations (contributed less than one percent of net revenue for the three and six months ended December 31, 2017), and accordingly the disclosures required per FASB ASC 805 have been excluded from the Form 10-Q filing. The Company recognized primarily intangible assets including customer relationships, developed technology and goodwill based on its preliminary purchase price allocation.
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
The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of Delta:

Amounts
Consideration transferred
Cash paid at closing	$40,500
Net purchase price	$40,500

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$957
Inventory	4,452
Fixed assets	1,918
Other current and non-current assets	67
Current liabilities	(2,055)
Estimated fair value of net tangible assets acquired	5,339
Estimated fair value of identifiable intangible assets	17,000
Estimated goodwill	18,161
Estimated fair value of net assets acquired	40,500
Net purchase price	$40,500
The amounts above represent the preliminary fair value estimates as of December 31, 2017 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period. The preliminary identifiable intangible asset estimates include customer relationships of $8,000 with a useful life of 9 years, developed technology of $5,900 with a useful life of 7 years and backlog of $3,100 with a useful life of 2 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $18,161 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Delta acquisition expands the scale and breadth of the Company’s RF, microwave and millimeter wave capabilities, provides a highly complementary program portfolio in missiles and munitions, deepens market penetration in core radar, electronic warfare ("EW"), and precision-guided munitions markets, and opens new growth opportunities in space launch, GPS, satellite communications and datalinks. The goodwill from this acquisition is reported under the Advanced Microelectronic Solutions (“AMS”) reporting unit.
Since Delta was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 31, 2017, the Company had $17,615 of goodwill deductible for tax purposes.
The revenues and income before income taxes from Delta included in the Company's consolidated results for the three months ended December 31, 2017 were $5,229 and $74, respectively. The revenues and income before income taxes from Delta included in the Company's consolidated results for the six months ended December 31, 2017 were $10,761 and $661, respectively. The Company has not furnished pro forma financial information relating to Delta because such information is not material to the Company's financial results.
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
The following table presents the net purchase price and the fair values of the assets and liabilities of CES:

Amounts
Consideration transferred
Cash paid at closing	$39,123
Working capital adjustment	(330)
Net purchase price	$38,793

Fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$2,698
Inventory	8,950
Fixed assets	1,480
Other current and non-current assets	748
Current liabilities	(3,154)
Non-current liabilities	(6,140)
Deferred tax liabilities	(1,148)
Fair value of net tangible assets acquired	3,434
Fair value of identifiable intangible assets	14,722
Goodwill	20,637
Fair value of net assets acquired	38,793
Net purchase price	$38,793
On November 3, 2017, the measurement period for CES expired. The identifiable intangible assets include customer relationships of $9,060 with a useful life of 9 years and developed technology of $5,662 with a useful life of 7 years.

The goodwill of $20,637 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. CES provides the Company with capabilities in mission computing, safety-critical avionics and platform management that are in demand from its customers. These new capabilities will also substantially expand Mercury’s addressable market into commercial aerospace, defense platform management, command, control, communications, computers, and intelligence ("C4I") and mission computing markets that are aligned to Mercury’s existing market focus. The acquisition is directly aligned with the Company's strategy of expanding its capabilities, services and offerings along the sensor processing chain. The goodwill from this acquisition is reported under the Sensor and Mission Processing (“SMP”) reporting unit.
The revenues and income before income taxes from CES included in the Company's consolidated results for the three months ended December 31, 2017 were $7,000 and $2,445, respectively. The revenues and income before income taxes from CES included in the Company's consolidated results for the six months ended December 31, 2017 were $13,319 and $2,093, respectively. The Company has not furnished pro forma financial information relating to CES because such information is not material to the Company's financial results.
THEMIS COMPUTER AQUISITION
On December 21, 2017, the Company and Thunderbird Merger Sub, Inc., a newly formed, wholly-owned subsidiary of Mercury (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ceres Systems (“Ceres”), the holding company that owns Themis Computer (“Themis”, and together with Ceres, collectively the “Acquired Company”). Pursuant to the Merger Agreement, the Merger Sub will merge with and into Ceres with Ceres continuing as the surviving company and a wholly-owned subsidiary of Mercury (the “Merger”). By operation of the Merger, the Company acquired both Ceres and its wholly-owned subsidiary, Themis.
On February 1, 2018, the Company closed the transaction for an aggregate purchase price of $180,000, plus an estimated adjustment for acquired working capital and cash. The merger consideration is subject to post-closing adjustments based on a determination of closing net working capital, transaction expenses and net debt (all as defined in the Merger Agreement). See Note N "Subsequent Events" to the consolidated financial statements for further discussion.
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at December 31, 2017:

	Fair Value Measurements
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$1,048	$—	$1,048	$—
Total	$1,048	$—	$1,048	$—
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

	December 31, 2017	June 30, 2017
Raw materials	$67,268	$48,645
Work in process	25,977	22,567
Finished goods	12,667	9,859
Total	$105,912	$81,071
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the six months ended December 31, 2017:

	SMP	AMS	MDS	Total
Balance at June 30, 2017	$116,003	$217,956	$46,887	$380,846
Goodwill adjustment for the CES acquisition	291	—	—	291
Goodwill adjustment for the Delta acquisition	—	201	—	201
Goodwill arising from the RTL acquisition	3,447	—	—	3,447
Balance at December 31, 2017	$119,741	$218,157	$46,887	$384,785
In the six months ended December 31, 2017, there were no triggering events, as defined by FASB ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2017	$1,365	$—	$1,365
Restructuring and other charges	327	81	408
Cash paid	(575)	(81)	(656)
Restructuring liability at December 31, 2017	$1,117	$—	$1,117
During the six months ended December 31, 2017, the Company incurred net restructuring and other charges of $408. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act has impacted the U.S. statutory Federal tax rate that the Company will use going forward, which has been reduced to 21% from 35%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory Federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years.

The Tax Act also includes items that the Company expects will increase its tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments including but not limited to state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from GAAP income.
To transition to the reduced U.S. corporate tax rate, an adjustment is required to be made to our U.S. deferred tax assets and liabilities. For the three months ended December 31, 2017, the adjustment to the U.S. deferred tax assets and liabilities resulted in a tax benefit of $1,286. The Tax Act includes a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986, including historical tax information that is not yet available to management. The Company has not recorded any transition tax associated with its accumulated, undistributed foreign earnings given its current U.S. tax attributes, including the availability of foreign tax credits. For the three months ended December 31, 2017, the Company has recorded a provisional tax expense of $415 as it no longer expects to utilize certain foreign tax credits. The Company continues to evaluate its transition tax obligation and expects to finalize its conclusions by the end of fiscal 2018. The Company does not expect the final amounts to be materially different than those recorded within this period. For the three-months ended December 31, 2017, the Company has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018. In accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and finalized.
The Company recorded an income tax provision of $1,335 and $1,779 on income from operations before income taxes of $10,468 and $6,983 for the three months ended December 31, 2017 and 2016, respectively. The Company recorded an income tax benefit of $7,046 and an income tax provision of $520 on income from operations before income taxes of $20,040 and $9,543 for the six months ended December 31, 2017 and 2016, respectively.
During the three months ended December 31, 2017 and 2016, the Company recognized a discrete tax expense and benefit of $294 and $634, respectively, related to excess tax benefits on stock-based compensation. The discrete tax expense for the three months ended December 31, 2017 included the enactment of the Tax Act which revalued the excess tax benefit previously recorded in the three months ended September 30, 2017. The excess tax benefit related to stock-based compensation is the result of an increase in value from the stock award between the grant date and the vest date. The effective tax rate for the three months ended December 31, 2017 and 2016 differed from the Federal statutory rate primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
During the six months ended December 31, 2017 and 2016, the Company recognized a discrete tax benefit of $7,579 and $2,817, respectively, related to excess tax benefits on stock-based compensation. The discrete tax benefit for the six months ended December 31, 2017 included the enactment of the Tax Act which revalued the excess tax benefit previously recorded in the three months ended September 30, 2017. The benefit is the result of the increase in value from the stock award between the grant date and the vest date. The six months ended December 31, 2017 also included discrete tax benefits of $3,716, derived from new information obtained about net operating loss carry-forwards of the entities acquired from Microsemi Corporation in May 2016. The discrete items disclosed above for the six months ended December 31, 2017 included the effect of the Tax Act. The effective tax rate for the six months ended December 31, 2017 and 2016 differed from the Federal statutory rate primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
No material changes in the Company’s unrecognized tax positions occurred during the six months ended December 31, 2017.

I.	Debt
REVOLVING CREDIT FACILITY
On June 27, 2017, the Company amended its revolving credit facility to increase and extend the borrowing capacity of its existing revolving credit facility into a $400,000, 5-year revolving credit line expiring in June 2022 (“the Revolver”). As of December 31, 2017, the Company's outstanding balance of unamortized deferred financing costs was $5,991, which is being amortized to other (expense) income, net on a straight line basis over the new term of the Revolver. The Company drew $195,000 from the Revolver to facilitate the completion of the Merger Agreement for the acquisition of both Ceres and its wholly-owned subsidiary, Themis.
As of December 31, 2017, the Company was in compliance with all covenants and conditions under the Revolver and there were no outstanding borrowings against the revolver. There were outstanding letters of credit of $2,760 as of December 31, 2017.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at December 31, 2017. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,496 shares available for future grant under the 2005 Plan at December 31, 2017.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 39 and 50 shares issued under the ESPP during the six months ended December 31, 2017 and 2016, respectively. Shares available for future purchase under the ESPP totaled 263 at December 31, 2017.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2017	51	$13.53	0.60
Granted	—	—
Exercised	(47)	14.12
Canceled	—	—
Outstanding at December 31, 2017	4	$5.52	3.60
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2017:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	1,564	$18.93
Granted	453	47.46
Vested	(758)	17.02
Forfeited	(42)	26.28
Outstanding at December 31, 2017	1,217	$30.47
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the consolidated statements of operations for the six months ended December 31, 2017 and 2016 in accordance with FASB ASC 718, Compensation - Stock Compensation. The Company had $265 and $177 of capitalized stock-based compensation expense on the consolidated balance sheets as of December 31, 2017 and 2016, respectively. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Cost of revenues	$47	$148	$195	$223
Selling, general and administrative	4,270	3,539	8,246	6,578
Research and development	510	406	1,007	924
Stock-based compensation expense before tax	4,827	4,093	9,448	7,725
Income taxes	(1,593)	(1,575)	(3,118)	(2,964)
Stock-based compensation expense, net of income taxes	$3,234	$2,518	$6,330	$4,761

K.	Employee Benefit Plan
PENSION PLAN
With the acquisition of CES on November 4, 2016, the Company assumed a defined benefit pension plan (the "Plan") for its Swiss employees, which is administered by an independent pension fund. The Plan is mandated by Swiss law and meets the criteria for a defined benefit plan under ASC 715, Compensation—Retirement Benefits (“ASC 715”), because participants of the Plan are entitled to a defined rate of return on contributions made. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies for which the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan.
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at December 31, 2017 was a net liability of $6,647, which is recorded in other non-current liabilities on the consolidated balance sheets. The Company recorded a net gain of $10 and $40 in accumulated other comprehensive income during the three and six months ended December 31, 2017, respectively. The Company recognized net periodic benefit costs of $201 and $407 associated with the Plan for the three and six months ended December 31, 2017, respectively. The Company's total expected employer contributions to the Plan during fiscal 2018 are $516.

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

The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2017
Net revenues to unaffiliated customers	$105,687	$9,417	$2,808	$—	$117,912
Inter-geographic revenues	3,169	43	—	(3,212)	—
Net revenues	$108,856	$9,460	$2,808	$(3,212)	$117,912
THREE MONTHS ENDED DECEMBER 31, 2016
Net revenues to unaffiliated customers	$91,407	$5,809	$798	$—	$98,014
Inter-geographic revenues	1,893	—	—	(1,893)	—
Net revenues	$93,300	$5,809	$798	$(1,893)	$98,014
SIX MONTHS ENDED DECEMBER 31, 2017
Net revenues to unaffiliated customers	$203,402	$16,895	$3,684	$—	$223,981
Inter-geographic revenues	4,916	65	—	(4,981)	—
Net revenues	$208,318	$16,960	$3,684	$(4,981)	$223,981
SIX MONTHS ENDED DECEMBER 31, 2016
Net revenues to unaffiliated customers	$174,455	$6,662	$4,546	$—	$185,663
Inter-geographic revenues	5,180	15	—	(5,195)	—
Net revenues	$179,635	$6,677	$4,546	$(5,195)	$185,663
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
The following table below presents the Company's net revenue by end user for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Domestic (1)	$89,969	$83,052	$179,647	$156,578
International/Foreign Military Sales (2)	27,943	14,962	44,334	29,085
Total Net Revenue	$117,912	$98,014	$223,981	$185,663
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

The following table below presents the Company's net revenue by end application for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Radar (1)	$44,678	$44,803	$81,218	$82,292
Electronic Warfare (2)	29,411	21,304	57,419	42,284
Other Sensor & Effector (3)	10,992	4,661	20,741	9,307
Total Sensor & Effector	85,081	70,768	159,378	133,883
C4I (4)	13,562	6,613	26,388	10,953
Other (5)	19,269	20,633	38,215	40,827
Total Net Revenue	$117,912	$98,014	$223,981	$185,663
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table below presents the Company's net revenue by product grouping for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Components (1)	$39,908	$24,636	$72,720	$44,468
Modules and Sub-assemblies (2)	41,728	38,560	89,460	75,152
Integrated Subsystems (3)	36,276	34,818	61,801	66,043
Total Net Revenue	$117,912	$98,014	$223,981	$185,663
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
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2017	$50,305	$1,323	$12	$—	$51,640
June 30, 2017	$50,340	$1,288	$15	$—	$51,643
Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Lockheed Martin Corporation	20%	13%	19%	19%
Raytheon Company	17%	22%	19%	19%
Northrop Grumman Corporation	12%	10%	11%	*
	49%	45%	49%	38%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
F-35	*	11%	*	*
Aegis	*	*	*	10%
	—%	11%	—%	10%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of December 31, 2017, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $50,653.
OTHER
As part of the Company's strategy for growth, the Company continues to explore acquisitions or strategic alliances. The associated acquisition costs incurred in the form of professional fees and services may be material to the future periods in which they occur, regardless of whether the acquisition is ultimately completed.
The Company may elect from time to time to purchase and subsequently retire shares of common stock in order to settle employees’ tax liabilities associated with vesting of a restricted stock award or exercise of stock options. These transactions would be treated as a use of cash in financing activities in the Company's statement of cash flows.

N.	Subsequent Events
THEMIS COMPUTER AQUISITION
On December 21, 2017, the Merger Sub, entered into the Merger Agreement with Ceres, the holding company that owns Themis. Pursuant to the Merger Agreement, the Merger Sub will merge with and into Ceres with Ceres continuing as the surviving company and a wholly-owned subsidiary of Mercury. By operation of the Merger, the Company acquired both Ceres and its wholly-owned subsidiary, Themis.
Based in Fremont, California, Themis is a leading designer and manufacturer of commercial, SWaP-optimized rugged servers, computers, and storage systems for U.S. and international defense programs.
Under the terms of the Merger Agreement, the merger consideration (including payments with respect to outstanding stock options) consisted of an all cash purchase price of $180,000, without interest. The merger consideration is subject to post-closing adjustments based on a determination of closing net working capital, transaction expenses and net debt (all as defined in the Merger Agreement). A related escrow agreement establishes an escrow amount of $1,500 in respect of post-closing adjustments owed to the Company and an escrow amount of $900 in respect of indemnification obligations to the Company.
On February 1, 2018, the Company closed the transaction for an aggregate purchase price of $180,000, plus an estimated adjustment for acquired working capital and cash. The Company drew $195,000 on the Revolver to facilitate the closing of the acquisition, with the higher amount reflecting an estimated adjustment for working capital, including cash, expected to be received with the Acquired Company at closing.
The Company has not completed its preliminary purchase price allocation for Ceres as not all information required for the analysis was available.
GENERAL
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission ("SEC") may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of December 31, 2017, we had 1,205 employees. Our consolidated revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended December 31, 2017 were $117.9 million, $9.1 million, $0.19, $0.28, and $26.9 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures. Our consolidated revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the six months ended December 31, 2017 were $224.0 million, $27.1 million, $0.57, $0.65, and $51.9 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
Results of operations for the three and six month period ended December 31, 2016 do not include results for Delta Microwave, LLC ("Delta") or Richland Technologies, L.L.C. ("RTL") since these businesses were acquired subsequent to December 31, 2016 and includes approximately two months results for CES Creative Electronic Systems, S.A. ("CES"), which was acquired on November 4, 2016. Accordingly, the periods presented below are not directly comparable.
Three months ended December 31, 2017 compared to the three months ended December 31, 2016
The following tables set forth, for the three month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2017	As a % of Total Net Revenue	December 31, 2016	As a % of Total Net Revenue
Net revenues	$117,912	100.0%	$98,014	100.0%
Cost of revenues	63,752	54.1	50,625	51.7
Gross margin	54,160	45.9	47,389	48.3
Operating expenses:
Selling, general and administrative	21,222	18.0	19,320	19.7
Research and development	15,187	12.9	13,156	13.4
Amortization of intangible assets	5,827	4.9	4,888	5.0
Restructuring and other charges	313	0.3	69	0.1
Acquisition costs and other related expenses	723	0.6	998	1.0
Total operating expenses	43,272	36.7	38,431	39.2
Income from operations	10,888	9.2	8,958	9.1
Interest income	3	—	10	—
Interest expense	(107)	(0.1)	(1,898)	(1.9)
Other expense, net	(316)	(0.3)	(87)	(0.1)
Income before income taxes	10,468	8.8	6,983	7.1
Tax provision	1,335	1.1	1,779	1.8
Net income	$9,133	7.7%	$5,204	5.3%
REVENUES

(In thousands)	December 31, 2017	As a % of Total Net Revenue	December 31, 2016	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$104,957	89%	$94,058	96%	$10,899	12%
Acquired revenue	12,955	11%	3,956	4%	8,999	227%
Total revenues	$117,912	100%	$98,014	100%	$19,898	20%
Total revenues increased $19.9 million, or 20%, to $117.9 million during the three months ended December 31, 2017 as compared to the same period in fiscal 2017 including "Acquired revenue" which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenues is primarily attributed to the Falcon Edge, SEWIP and E2D Hawkeye programs and the increase of $9.0 million of Acquired revenue. These increases were partially offset by lower revenues from the F-35 program and a large ground based radar program.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, increased $12.9 million to $27.9 million during the three months ended December 31, 2017, compared to $15.0 million in the same period in the prior fiscal year. International revenues represented 24% and 15% of total revenues during the three months ended December 31, 2017 and 2016, respectively.

Revenues from EW, C4I, and Other Sensor and Effector increased by $8.1 million, $6.9 million and $6.3 million, respectively, during the three months ended December 31, 2017 as compared to the same period in fiscal 2017. The EW increase was driven primarily by the SEWIP program, while the increase in C4I was driven by the F-35 program. The increase in Other Sensor and Effector was primarily due to higher revenue from the Precision Guidance Kit ("PGK") program. Additionally, revenues from components, modules & sub-assemblies, and integrated subsystems increased by $15.3 million, $3.2 million, and $1.4 million, respectively, during the three months ended December 31, 2017 as compared to the same period in fiscal 2017. The components increase was driven primarily by the Falcon Edge program, while the increase in modules and sub-assemblies was driven primarily by the SEWIP program. The increase in integrated subsystems was primarily due to higher revenue from the E2D Hawkeye and Aegis programs.
GROSS MARGIN
Gross margin was 45.9% for the three months ended December 31, 2017, a decrease of 240 basis points from the 48.3% gross margin achieved during the same period in fiscal 2017. The lower gross margin between years was primarily driven by a large last-time component buy by a customer and less F-35 royalty revenue. Lower gross margins for the three months ended December 31, 2017 were partially offset by lower inventory step-up amortization of $0.8 million as compared to the same period in fiscal 2017.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $1.9 million, or 10%, to $21.2 million during the three months ended December 31, 2017, compared to $19.3 million in the same period in fiscal 2017. The increase was primarily related to higher compensation related costs due to added headcount from the acquisitions of Delta and RTL, as well as the full period impact of the CES acquisition. Selling, general and administrative expenses as a percentage of revenues decreased slightly for the three months ended December 31, 2017 as compared to the same period in fiscal 2017. The decrease was primarily due to higher revenues in the three months ended December 31, 2017, as compared to the same period in fiscal 2017.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $2.0 million, or 15%, to $15.2 million during the three months ended December 31, 2017, compared to $13.2 million during the same period in fiscal 2017. The increase was primarily due to increased headcount from the acquisitions of CES, Delta and RTL driving higher compensation related costs, in addition to decreased customer funded development.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased $0.2 million to $0.3 million during the three months ended December 31, 2017, compared to $0.1 million during the same period in fiscal 2017. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.7 million of acquisition costs and other related expenses during the three months ended December 31, 2017, compared to $1.0 million during the same period in fiscal 2017. The acquisition costs and other related expenses incurred during the three months ended December 31, 2017 relate to the acquisition of Ceres Systems, the holding company that owns Themis Computer (“Themis”, and together with Ceres, collectively the “Acquired Company”), while fiscal 2017 expenses related to the acquisition of CES. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain.
INTEREST EXPENSE
We incurred $0.1 million of interest expense during the three months ended December 31, 2017 compared to $1.9 million during the same period in fiscal 2017. The decrease was driven by $1.4 million cash interest expense and $0.5 million of non-cash interest expense related to the amortization of debt issuance costs related to our former term loan, which was repaid in the fourth quarter of fiscal 2017.
OTHER EXPENSE, NET
Other expense, net decreased $0.2 million to $(0.3) million during the three months ended December 31, 2017, as compared to $(0.1) million in the same period in fiscal 2017. The decrease was primarily due to $0.6 million in financing and registration fees during the three months ended December 31, 2017 compared to $0.1 million for the same period in fiscal 2017. The decrease was also driven by a $0.3 million gain related to the amortization of the gain on the sale leaseback of our former headquarters in fiscal 2017, which was fully amortized in fiscal 2017. The decrease was partially offset by a less than $0.1 million foreign exchange gain during the three months ended December 31, 2017, as compared to $0.2 million foreign exchange loss during the same period in fiscal 2017.
INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act has impacted the statutory Federal tax rate that the Company will use going forward, which has been reduced to 21% from 35%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory Federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. In addition to the reduced corporate rate we also expect to benefit from the immediate deduction for certain new investments. The Tax Act also includes items that we expect will increase our tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments including but not limited to state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from GAAP income.
During the three months ended December 31, 2017 and 2016, we recognized a discrete tax expense and benefit of $0.3 million and $0.6 million, respectively, related to excess tax benefits on stock-based compensation. The discrete tax expense for the three months ended December 31, 2017 included the enactment of the Tax Act which revalued the excess tax benefit previously recorded in the three months ended September 30, 2017. The excess tax benefit related to stock-based compensation is the result of an increase in value from the stock award between the grant date and the vest date.
Our effective tax rate for the three months ended December 31, 2017 differed from the Federal statutory tax rate of 28% primarily due to the one-time impact of the Tax Act, Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes. Our effective tax rate for the three months ended December 31, 2016 differed from the Federal statutory tax rate of 35% primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, and the FASB. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act could have a material impact on the Company’s future U.S. tax expense.

Six months ended December 31, 2017 compared to the six months ended December 31, 2016
The following tables set forth, for the six months periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2017	As a % of Total Net Revenue	December 31, 2016	As a % of Total Net Revenue
Net revenues	$223,981	100.0%	$185,663	100.0%
Cost of revenues	119,147	53.2	98,830	53.2
Gross margin	104,834	46.8	86,833	46.8
Operating expenses:
Selling, general and administrative	41,790	18.7	36,864	19.9
Research and development	28,929	12.9	25,994	14.0
Amortization of intangible assets	11,464	5.1	9,490	5.1
Restructuring and other charges	408	0.2	366	0.2
Acquisition costs and other related expenses	984	0.4	1,419	0.7
Total operating expenses	83,575	37.3	74,133	39.9
Income from operations	21,259	9.5	12,700	6.9
Interest income	22	—	50	—
Interest expense	(110)	—	(3,720)	(2.0)
Other (expense) income, net	(1,131)	(0.5)	513	0.3
Income before income taxes	20,040	9.0	9,543	5.2
Tax (benefit) provision	(7,046)	(3.1)	520	0.3
Net income	$27,086	12.1%	$9,023	4.9%
REVENUES

(In thousands)	December 31, 2017	As a % of Total Net Revenue	December 31, 2016	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$198,456	89%	$181,707	98%	$16,749	9%
Acquired revenue	25,525	11%	3,956	2%	21,569	545%
Total revenues	$223,981	100%	$185,663	100%	$38,318	21%
Total revenues increased $38.3 million, or 21%, to $224.0 million during the six months ended December 31, 2017 as compared to the same period in fiscal 2017. The increase in total revenues is primarily attributed to $21.6 million of higher Acquired revenue during the six months ended December 31, 2017. The $16.7 million organic revenue increase was primarily attributed to the SEWIP, F-16 SABR and PGK programs, partially offset by lower revenues from a large ground based radar program and the Digital Electronic Warfare System ("DEWS") and PAC 3 programs.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, increased $15.2 million to $44.3 million during the six months ended December 31, 2017, compared to $29.1 million in the same period in the prior fiscal year. International revenues represented 20% and 16% of total revenues during the six months ended December 31, 2017 and 2016, respectively.
Revenues from C4I, EW, and Other Sensor and Effector increased by $15.4 million, $15.1 million, and $11.4 million, respectively, during the three months ended December 31, 2017 as compared to the same period in fiscal 2017. The C4I increase was driven primarily by the F-35 program, while the increase in EW was driven by the SEWIP program. The increase in Other Sensor and Effector was primarily due to higher revenue from the PGK program. Additionally, revenues from components and modules & sub-assemblies increased by $28.2 million and $14.3 million, respectively, offset by a $4.2 million reduction to integrated subsystems during the six months ended December 31, 2017 as compared to the same period in fiscal 2017. The components increase was driven primarily by the UAV T-Series and Falcon Edge programs, while the increase in modules and sub-assemblies was driven by the SEWIP program. The decrease in integrated subsystems was primarily due to lower revenues from a large ground based radar program.

GROSS MARGIN
Gross margin was 46.8% for the six months ended December 31, 2017 and 2016. The gross margin during the six months ended December 31, 2017 was impacted by lower margin product mix, which was offset by lower inventory step-up amortization of $2.3 million related to our acquired businesses compared to the same period in fiscal 2017.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $4.9 million, or 13%, to $41.8 million during the six months ended December 31, 2017, compared to $36.9 million in the same period in fiscal 2017. The increase was primarily due to higher compensation expense due to increased headcount from the acquisitions of Delta and RTL, as well as the full period impact of CES. Selling, general and administrative expenses decreased as a percentage of revenues to 18.7% during the six months ended December 31, 2017 from 19.9% during the same period in fiscal 2017. The decrease was primarily due to higher revenues in the six months ended December 31, 2017, as compared to the same period in fiscal 2017.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $2.9 million, or 11%, to $28.9 million during the six months ended December 31, 2017, compared to $26.0 million during the same period in fiscal 2017. The increase was primarily due to increased headcount from the acquisitions of Delta and RTL, in addition to the full period impact of the CES acquisition, driving higher compensation related costs in addition to increased prototype expenditures.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $0.4 million for the six months ended December 31, 2017 and 2016. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.0 million of acquisition costs and other related expenses during the six months ended December 31, 2017, compared to $1.4 million during the same period in fiscal 2017. The acquisition costs and other related expenses we incurred during the six months ended December 31, 2017 relate to the acquisitions of RTL and Themis, while fiscal 2017 expenses related to the acquisition of CES. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain.
INTEREST EXPENSE
We incurred $0.1 million of interest expense during the six months ended December 31, 2017 compared to $3.7 million in the same period in fiscal 2017. The decrease was driven by $2.8 million cash interest expense and $0.9 million of amortization of debt issuance costs on the term loan, which was repaid during the fourth quarter of fiscal 2017.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net was $(1.1) million during the six months ended December 31, 2017, compared to $0.5 million during the same period in fiscal 2017. The decrease was primarily due to $1.2 million in financing and registration fees during the six months ended December 31, 2017 compared to $0.2 million for the same period in fiscal 2017. The six months ended December 31, 2016 included $0.6 million related to the amortization of the gain on the sale leaseback of our former corporate headquarters, partially offset by $0.2 million of foreign exchange losses.
INCOME TAXES
On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act has impacted the statutory Federal tax rate that the Company will use going forward, which has been reduced to 21% from 35%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory Federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. In addition to the reduced corporate rate we also expect to benefit from the immediate deduction for certain new investments. The Tax Act also includes items that we expect will increase our tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments including but not limited to state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from GAAP income.
We recorded an income tax benefit of $7.0 million during the six months ended December 31, 2017 as compared to an income tax provision of $0.5 million for the same period in fiscal 2017. During the six months ended December 31, 2017 and

2016, we recognized discrete tax benefits of $7.6 million and $2.8 million, respectively, related to excess tax benefits on stock-based compensation. The discrete tax benefit for the six months ended December 31, 2017 included the enactment of the Tax Act which revalued the excess tax benefit previously recorded in the three months ended September 30, 2017. The benefit is the result of the increase in value from the stock award between the grant date and the vest date. The six months ended December 31, 2017 also included a discrete tax benefit of $3.7 million derived from new information obtained about net operating loss carry-forwards of the entities acquired from Microsemi Corporation (the “Carve-Out Business”) in May 2016. The discrete items disclosed above for the six months ended December 31, 2017 included the effect of the Tax Act.
Our effective tax rate for the six months ended December 31, 2017 differed from the Federal statutory tax rate of 28% primarily due to the one-time impact of the Tax Act, Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes. Our effective tax rate for the six months ended December 31, 2016 differed from the Federal statutory tax rate of 35% primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, and the FASB. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act could have a material impact on the Company’s future U.S. tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, including our accounts receivable factoring program, our revolving credit facility and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures.
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
We have an unlimited amount available under the shelf registration statement. Additionally, as part of the shelf registration statement, we have entered into an equity distribution agreement which allows us to sell an aggregate of up to $200.0 million of our common stock from time to time through our agents. The actual dollar amount and number of shares of common stock we sell pursuant to the equity distribution agreement will be dependent on, among other things, market conditions and our fund raising requirements. The agents may sell the common stock by any method deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. In addition, our common stock may be offered and sold by such other methods, including privately negotiated transactions, as we and the agents may agree.
Revolving Credit Facility
In June 2017, we amended our revolving credit facility ("the Revolver"), increasing and extending the facility into a $400.0 million, 5-year revolving credit line expiring in June 2022. In connection with the amendment, we repaid the remaining outstanding principal of and interest on our term loan using cash on hand. The Revolver had an outstanding balance of $0 at December 31, 2017, other than for outstanding letters of credit. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
On February 1, 2018, upon the terms and subject to the conditions set forth in a Merger Agreement, we completed the acquisition of Ceres, the holding company that owns Themis. Under the terms of the Merger Agreement, we paid an aggregate purchase price of $180.0 million, plus an estimated adjustment for acquired working capital and cash for the Acquired Company, subject to post-closing adjustments based on a determination of closing net working capital, transaction expenses and net debt (all as defined in the Merger Agreement). To facilitate the completion of the Merger Agreement, we drew $195.0 million from the Revolver, with the higher amount reflecting an estimated adjustment for working capital, including cash, expected to be received with the Acquired Company at closing.
CASH FLOWS

	As of and For the Six Month Period Ended December 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$16,807	$24,521
Net cash used in investing activities	$(13,765)	$(52,628)
Net cash used in financing activities	$(12,860)	$(7,327)
Net decrease in cash and cash equivalents	$(9,602)	$(35,506)
Cash and cash equivalents at end of period	$32,035	$46,185
Our cash and cash equivalents decreased by $9.6 million from June 30, 2017 to December 31, 2017, primarily as the result of $14.9 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards, $7.6 million invested in purchases of property and equipment, and $5.8 million used in acquisition activities. These decreases were partially offset by $16.8 million provided by operating activities.
Operating Activities
During the six months ended December 31, 2017, we generated $16.8 million in cash from operating activities, a decrease of $7.7 million when compared to the same period in fiscal 2017. The decrease in cash generated by operating activities was primarily a result of $18.6 million higher inventory purchases, $11.6 million decrease in income taxes payable, and $10.4 million less collections from accounts receivables. The decrease in cash generated by operating activities was partially offset by generating$18.1 million of higher net income and $13.5 million more cash from the timing of payables. Our ability to generate cash from operations in future periods will depend in large part on profitability, cash flows attributable to factoring, the rate and timing of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Investing Activities
During the six months ended December 31, 2017, we used $13.8 million in investing activities compared to $52.6 million during the same period in fiscal 2017. The decrease was primarily driven by $5.8 million used in the acquisition of RTL for the six months ended December 31, 2017 compared to $38.8 million used in the acquisition of CES in the same period of fiscal 2017. The decrease was also driven by $6.2 million in lower purchases of property and equipment during fiscal 2018.
Financing Activities
During the six months ended December 31, 2017, we used $12.9 million in financing activities compared to $7.3 million during the same period in fiscal 2017. The $5.5 million increase in cash used by financing activities was primarily due to $14.9 million used in the retirement of common stock used to settle employees’ tax liabilities associated with vesting of restricted stock awards as compared to $7.6 million used in the same period of fiscal 2017, primarily driven by the increase in our stock price as of the vesting date.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2017:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$50,653	$50,653	$—	$—	$—
Operating leases	70,263	6,875	12,450	9,425	41,513
	$120,916	$57,528	$12,450	$9,425	$41,513
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $50.7 million at December 31, 2017.

We have a liability at December 31, 2017 of $0.8 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
We may elect from time to time to purchase and subsequently retire shares of common stock in order to settle employees’ tax liabilities associated with vesting of a restricted stock award or exercise of stock options. These transactions would be treated as a use of cash in financing activities in our statement of cash flows.
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
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income, adjusted earnings per share ("adjusted EPS") and free cash flow.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2017	2016	2017	2016
Net income	$9,133	$5,204	$27,086	$9,023
Interest (income) expense, net	104	1,888	88	3,670
Income taxes	1,335	1,779	(7,046)	520
Depreciation	3,775	2,968	7,475	5,686
Amortization of intangible assets	5,827	4,888	11,464	9,490
Restructuring and other charges (1)	313	69	408	366
Impairment of long-lived assets	—	—	—	—
Acquisition and financing costs	1,366	1,114	2,220	1,667
Fair value adjustments from purchase accounting (2)	84	868	593	2,945
Litigation and settlement expense (income), net	—	100	—	100
Stock-based and other non-cash compensation expense	4,941	4,093	9,637	7,725
Adjusted EBITDA	$26,878	$22,971	$51,925	$41,192
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three and six months ended December 31, 2017 relate to CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for the three and six months ended December 31, 2016 relate to the Carve-Out Business and CES inventory step-up amortization.
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

The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended December 31,
(In thousands, except per share data)	2017		2016
Net income and diluted earnings per share	$9,133	$0.19	$5,204	$0.13
Amortization of intangible assets	5,827		4,888
Restructuring and other charges (1)	313		69
Impairment of long-lived assets	—		—
Acquisition and financing costs	1,366		1,114
Fair value adjustments from purchase accounting (2)	84		868
Litigation and settlement expenses (income), net	—		100
Stock-based and other non-cash compensation expense	4,941		4,093
Impact to income taxes (3)	(8,615)		(4,439)
Adjusted income and adjusted earnings per share	$13,049	$0.28	$11,897	$0.30

Diluted weighted-average shares outstanding		47,447		39,985
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended December 31, 2017 relate to CES inventory step-up amortization. Fair value adjustments from purchase accounting for the three months ended December 31, 2016 relate to the Carve-Out Business and CES inventory step-up amortization.
(3) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Six Months Ended December 31,
(In thousands, except per share data)	2017		2016
Net income and diluted earnings per share	$27,086	$0.57	$9,023	$0.23
Amortization of intangible assets	11,464		9,490
Restructuring and other charges (1)	408		366
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,220		1,667
Fair value adjustments from purchase accounting (2)	593		2,945
Litigation and settlement expenses (income), net	—		100
Stock-based and other non-cash compensation expense	9,637		7,725
Impact to income taxes (3)	(20,566)		(10,524)
Adjusted income and adjusted earnings per share	$30,842	$0.65	$20,792	$0.52

Diluted weighted-average shares outstanding		47,538		39,920

(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the six months ended December 31, 2017 relate to CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for the six months ended December 31, 2016 relate to the Carve-Out Business and CES inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2017	2016	2017	2016
Cash provided by operating activities	$8,779	$14,238	$16,807	$24,521
Purchase of property and equipment	(3,964)	(7,703)	(7,592)	(13,753)
Free cash flow	$4,815	$6,535	$9,215	$10,768
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2018, and we do not plan to early adopt this ASU. The standard permits the use of either the retrospective or cumulative effect transition method. We currently intend to use the retrospective transition method upon adoption of the standard. We have made significant investments to date in our data reporting infrastructure, and continue to enhance this infrastructure in order to support the reporting and disclosure requirements of the new standard. In addition, we have extensively reviewed our current accounting policies and practices to evaluate the future impact that adoption of the standard will have on our consolidated financial statements and notes. Based on our review procedures to date, the impact of adopting the new standard on our total sales and operating income is not expected to be material. The largest impact as a result of adoption will be to our disclosures relating to revenues, which will significantly expand under the new standard.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. We are currently evaluating our population of leases to determine the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
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
There were no material changes in our exposure to market risk from June 30, 2017 to December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired Delta into our overall internal control over financial reporting environment.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 2, 2018.

MERCURY SYSTEMS, INC.

By:	/S/ GERALD M. HAINES II
Gerald M. Haines II
Executive Vice President,
Chief Financial Officer, and Treasurer