Form 10-Q
period 2018-03-31
MERCURY SYSTEMS INC
filed 2018-05-03
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Shares of Common Stock outstanding as of April 30, 2018: 48,190,006 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$44,217	$41,637
Accounts receivable, net of allowance for doubtful accounts of $52 and $83 at March 31, 2018 and June 30, 2017, respectively	101,400	76,341
Unbilled receivables and costs in excess of billings	40,177	37,332
Inventory	117,075	81,071
Prepaid income taxes	2,487	1,434
Prepaid expenses and other current assets	7,802	8,381
Total current assets	313,158	246,196
Property and equipment, net	51,291	51,643
Goodwill	499,292	380,846
Intangible assets, net	186,391	129,037
Other non-current assets	6,814	8,023
Total assets	$1,056,946	$815,745
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,857	$27,485
Accrued expenses	16,655	20,594
Accrued compensation	20,288	18,406
Deferred revenues and customer advances	9,537	6,360
Total current liabilities	79,337	72,845
Deferred income taxes	14,161	4,856
Income taxes payable	855	855
Long-term debt	195,000	—
Other non-current liabilities	11,797	11,772
Total liabilities	301,150	90,328
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 46,840,575 and 46,303,075 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	468	463
Additional paid-in capital	584,855	584,795
Retained earnings	169,867	139,085
Accumulated other comprehensive income	606	1,074
Total shareholders’ equity	755,796	725,417
Total liabilities and shareholders’ equity	$1,056,946	$815,745

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenues	$116,336	$107,317	$340,317	$292,980
Cost of revenues	63,570	56,534	182,717	155,364
Gross margin	52,766	50,783	157,600	137,616
Operating expenses:
Selling, general and administrative	21,138	19,229	62,928	56,093
Research and development	15,021	14,198	43,950	40,192
Amortization of intangible assets	7,104	4,732	18,568	14,222
Restructuring and other charges	1,384	459	1,792	825
Acquisition costs and other related expenses	1,281	470	2,265	1,889
Total operating expenses	45,928	39,088	129,503	113,221
Income from operations	6,838	11,695	28,097	24,395
Interest income	—	137	14	187
Interest expense	(999)	(1,893)	(1,101)	(5,613)
Other income (expense), net	66	279	(1,065)	792
Income before income taxes	5,905	10,218	25,945	19,761
Tax provision (benefit)	2,209	3,170	(4,837)	3,690
Net income	$3,696	$7,048	$30,782	$16,071
Basic net earnings per share	$0.08	$0.16	$0.66	$0.40
Diluted net earnings per share	$0.08	$0.16	$0.65	$0.39

Weighted-average shares outstanding:
Basic	46,844	43,773	46,685	40,573
Diluted	47,532	44,814	47,473	41,530

Comprehensive income:
Net income	$3,696	$7,048	$30,782	$16,071
Foreign currency translation adjustments	(457)	133	(513)	(200)
Pension benefit plan, net of tax	5	—	45	—
Total other comprehensive income, net of tax	(452)	133	(468)	(200)
Total comprehensive income	$3,244	$7,181	$30,314	$15,871
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$30,782	$16,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,320	23,139
Stock-based compensation expense	13,045	11,440
Benefit for deferred income taxes	(5,482)	(5,618)
Non-cash interest expense	—	1,362
Other non-cash items	1,243	(628)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(19,827)	2,011
Inventory	(24,931)	(6,615)
Prepaid income taxes	(1,060)	1,913
Prepaid expenses and other current assets	944	(1,134)
Other non-current assets	277	(116)
Accounts payable, accrued expenses, and accrued compensation	2,943	(566)
Deferred revenues and customer advances	2,758	(777)
Income taxes payable	(11,286)	4,443
Other non-current liabilities	(2,046)	4,485
Net cash provided by operating activities	17,680	49,410
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(185,396)	(36,911)
Purchases of property and equipment	(11,067)	(26,789)
Other investing activities	(375)	(486)
Net cash used in investing activities	(196,838)	(64,186)
Cash flows from financing activities:
Proceeds from employee stock plans	2,049	2,903
Payments for retirement of common stock	(15,118)	(7,682)
Payments under credit facilities	(15,000)	(7,500)
Borrowings under credit facilities	210,000	—
Proceeds from equity offering, net	—	215,732
Net cash provided by financing activities	181,931	203,453
Effect of exchange rate changes on cash and cash equivalents	(193)	(130)
Net increase in cash and cash equivalents	2,580	188,547
Cash and cash equivalents at beginning of period	41,637	81,691
Cash and cash equivalents at end of period	$44,217	$270,238
Cash paid during the period for:
Interest	$1,101	$4,251
Income taxes	$9,928	$2,731
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

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2017 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2017. The results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, United Kingdom, France, Japan and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.
ACCOUNTS RECEIVABLE FACTORING
On December 21, 2017, the Company executed a Master Receivables Purchase Agreement (the “Purchase Agreement”) with Bank of America, N.A. (the “Bank”) for the sale of certain eligible accounts receivable balances of the Company, up to a maximum of $30,000. Factoring under the Purchase Agreement is treated as a true sale of accounts receivable by the Company. The Company has a continued involvement in servicing accounts receivable under the Purchase Agreement, but has no retained interests related to the factored accounts receivable.
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
The Company factored accounts receivable and incurred factoring fees of $18,821 and $69, respectively, for the nine months ended March 31, 2018. The Company did not factor any accounts receivable or incur any factoring fees for the three months ended March 31, 2018.
REVENUE RECOGNITION
The Company recognizes revenue using three different types of accounting methods: ship and bill, multiple-deliverable arrangements and contract accounting which encompass the percentage of completion, completed contract and time and materials methods. The Company relies upon FASB ASC 605, Revenue Recognition, to account for its revenue transactions. Revenue is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.
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
Total revenue recognized under ship and bill revenue arrangements was 47% and 43% of total revenue in the three and nine months ended March 31, 2018, respectively. Total revenue recognized under ship and bill revenue arrangements was 43% and 45% of total revenues in the three and nine months ended March 31, 2017, respectively.
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
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 30% and 35% of total revenue in the three and nine months ended March 31, 2018, respectively. Total revenue recognized under multiple-deliverable revenue arrangements was 37% and 32% of total revenues in the three and nine months ended March 31, 2017, respectively.
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
The Company also considers whether contracts should be combined or segmented in accordance with the applicable criteria under GAAP, and combines closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, the Company may separate a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period.
The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified in the ordinary course of business, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. The Company records revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable.
Total revenue recognized under contract accounting revenue arrangements was 23% and 22% of total revenue in the three and nine months ended March 31, 2018, respectively. Total revenue recognized under contract accounting revenue arrangements was 20% and 23% of total revenues in the three and nine months ended March 31, 2017, respectively.
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

WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Basic weighted-average shares outstanding	46,844	43,773	46,685	40,573
Effect of dilutive equity instruments	688	1,041	788	957
Diluted weighted-average shares outstanding	47,532	44,814	47,473	41,530
Equity instruments to purchase 33 and 302 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2018, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 9 and 13 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2017, respectively, because the equity instruments were anti-dilutive.
C. Acquisitions
THEMIS COMPUTER AQUISITION
On December 21, 2017, the Company and Thunderbird Merger Sub, Inc., a newly formed, wholly-owned subsidiary of the Company (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”) with Ceres Systems (“Ceres”), the holding company that owned Themis Computer (“Themis”, and together with Ceres, collectively the “Acquired Company”). On February 1, 2018, the Company closed the transaction and the Merger Sub merged with and into Ceres with Ceres continuing as the surviving company and a wholly-owned subsidiary of Mercury (the “Merger”). By operation of the Merger, the Company acquired both Ceres and its wholly-owned subsidiary, Themis.
Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets. Under the terms of the Merger Agreement, the merger consideration (including payments with respect to outstanding stock options) consisted of an all cash purchase price of approximately $180,000. The merger consideration is subject to post-closing adjustments based on a determination of closing net working capital, transaction expenses and net debt (all as defined in the Merger Agreement). The Company funded the acquisition with borrowings obtained under its existing revolving credit facility.

The following table presents the net purchase price and the fair values of the assets and liabilities of the Acquired Company on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$187,089
Working capital and net debt adjustment	(574)
Less cash acquired	(6,810)
Net purchase price	$179,705

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$6,810
Accounts receivable	7,713
Inventory	6,742
Fixed assets	479
Other current and non-current assets	2,896
Accounts payable	(3,287)
Accrued expenses	(6,267)
Other current and non-current liabilities	(1,180)
Deferred tax liability	(14,778)
Estimated fair value of net tangible assets acquired	(872)
Estimated fair value of identifiable intangible assets	72,870
Estimated goodwill	114,517
Estimated fair value of net assets acquired	186,515
Less cash acquired	(6,810)
Net purchase price	$179,705
The amounts above represent the preliminary fair value estimates as of March 31, 2018 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $53,420 with a useful life of 12.5 years, developed technology of $17,150 with a useful life of 9.5 years and backlog of $2,300 with a useful life of 1 year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $114,517 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mercury Defense Systems ("MDS") reporting unit and is not tax deductible.
The revenues and income before income taxes from Themis included in the Company's consolidated results for the three months ended March 31, 2018 were $9,501 and $267, respectively.
Pro Forma Financial Information
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis, excluding the pro forma impact of the Richland ("RTL"), Delta Microwave, LLC ("Delta") and CES Creative Electronic Systems, S.A. (“CES”), as if the Merger had occurred on July 1, 2016. The Company has not furnished pro forma financial information relating to RTL, Delta and CES because such information is not material to the Company's financial results.

	Three months Ended March 31,		Nine months Ended March 31,
	2018	2017	2018	2017
Pro forma net revenues	$122,176	$118,826	$377,473	$325,367
Pro forma net income	$1,191	$6,573	$26,811	$3,069
Basic pro forma net earnings per share	$0.03	$0.15	$0.57	$0.08
Diluted pro forma net earnings per share	$0.03	$0.15	$0.56	$0.07

RICHLAND TECHNOLOGIES ACQUISITION
On July 3, 2017, the Company entered into a membership interest purchase agreement with RTL, pursuant to which, the Company acquired RTL on a cash-free, debt-free basis for a total purchase price of $5,798. RTL specializes in safety-critical and high integrity systems, software and hardware development as well as safety-certification services for mission-critical applications. The acquisition had an immaterial impact to the Company’s results of operations (contributed less than one percent of net revenue for the three and nine months ended March 31, 2018), and accordingly the disclosures required per FASB ASC 805 have been excluded from this Form 10-Q filing. The Company recognized primarily intangible assets including customer relationships, developed technology and goodwill based on its preliminary purchase price allocation.
DELTA ACQUISITION
On April 3, 2017, the Company entered into a membership interest purchase agreement with Delta, pursuant to which the Company acquired Delta on a cash-free, debt-free basis for a total purchase price of $40,500, subject to net working capital and net debt adjustments. Delta is a designer and manufacturer of high-value RF, microwave and millimeter wave sub-assemblies and components for the military, aerospace and space markets. The acquisition and transaction related expenses were funded with cash on hand.
The following table presents the net purchase price and the fair values of the assets and liabilities of Delta:

Amounts
Consideration transferred
Cash paid at closing	$40,500
Net purchase price	$40,500

Fair value of tangible assets acquired and liabilities assumed
Accounts receivable and cost in excess of billings	$957
Inventory	4,452
Fixed assets	1,918
Other current and non-current assets	77
Current liabilities	(2,055)
Fair value of net tangible assets acquired	5,349
Fair value of identifiable intangible assets	17,000
Goodwill	18,151
Fair value of net assets acquired	40,500
Net purchase price	$40,500
On April 2, 2018, the measurement period for Delta expired. The identifiable intangible assets include customer relationships of $8,000 with a useful life of 9 years, developed technology of $5,900 with a useful life of 7 years and backlog of $3,100 with a useful life of 2 years.
The goodwill of $18,151 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The Delta acquisition expands the scale and breadth of the Company’s RF, microwave and millimeter wave capabilities, provides a highly complementary program portfolio in missiles and munitions, deepens market penetration in core radar, electronic warfare ("EW"), and precision-guided munitions markets, and opens new growth opportunities in space launch, GPS, satellite communications and datalinks. The goodwill from this acquisition is reported under the Advanced Microelectronic Solutions (“AMS”) reporting unit.
Since Delta was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. As of March 31, 2018, the Company had $17,298 of goodwill deductible for tax purposes. The Company has not furnished pro forma financial information relating to Delta because such information is not material to the Company's financial results.
CES AQUISITION
On November 4, 2016, the Company and the shareholders of CES entered into a Stock Purchase Agreement pursuant to which Mercury acquired CES for a total purchase price of $39,123, subject to net working capital and net debt adjustments. The acquisition and associated transaction expenses were funded with cash on hand. Based in Geneva, Switzerland, CES is a leading provider of embedded solutions for military and aerospace mission-critical computing applications. CES specializes in the design, development and manufacture of safety-certifiable product and subsystems solutions including: primary flight control units, flight test computers, mission computers, command and control processors, graphics and video processing and avionics-certified Ethernet and IO. CES has decades of experience designing subsystems deployed in applications certified up to the highest levels of design assurance. CES products and solutions are used on platforms such as aerial refueling tankers and multi-mission aircraft, as well as the several types of unmanned platforms.
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
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2018:

	Fair Value Measurements
	March 31, 2018	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$1,051	$—	$1,051	$—
Total	$1,051	$—	$1,051	$—

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

	March 31, 2018	June 30, 2017
Raw materials	$63,290	$48,645
Work in process	29,910	22,567
Finished goods	23,875	9,859
Total	$117,075	$81,071
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the nine months ended March 31, 2018:

	SMP	AMS	MDS	Total
Balance at June 30, 2017	$116,003	$217,956	$46,887	$380,846
Goodwill adjustment for the CES acquisition	291	—	—	291
Goodwill adjustment for the Delta acquisition	—	191	—	191
Goodwill arising from the RTL acquisition	3,447	—	—	3,447
Goodwill arising from the Themis acquisition	—	—	114,517	114,517
Balance at March 31, 2018	$119,741	$218,147	$161,404	$499,292
In the nine months ended March 31, 2018, there were no triggering events, as defined by FASB ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2017	$1,365	$—	$1,365
Restructuring and other charges	1,665	127	1,792
Cash paid	(1,656)	(127)	(1,783)
Restructuring liability at March 31, 2018	$1,374	$—	$1,374
During the nine months ended March 31, 2018, the Company incurred net restructuring and other charges of $1,792. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.

All of the restructuring and other charges are classified as operating expenses in the consolidated statements of operations and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the consolidated balance sheets.

H.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act has impacted the U.S. statutory Federal tax rate that the Company will use going forward, which has been reduced to 21% from 35%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory Federal rate of approximately 28% for the Company's fiscal year ending June 30, 2018, and 21% for subsequent fiscal years.
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
To transition to the reduced U.S. corporate tax rate, an adjustment is required to be made to our U.S. deferred tax assets and liabilities. For the nine months ended March 31, 2018, the adjustment to the U.S. deferred tax assets and liabilities resulted in a tax benefit of $905. The Tax Act includes a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986, including historical tax information that is not yet available to management. The Company has not recorded any transition tax associated with its accumulated, undistributed foreign earnings given its current U.S. tax attributes, including the availability of foreign tax credits. The Company recorded a provisional tax expense of $415 in the second quarter of fiscal 2018, as it no longer expects to utilize certain foreign tax credits. The Company continues to evaluate its transition tax obligation and expects to finalize its conclusions by the end of fiscal 2018. The Company does not expect the final amounts to be materially different than those previously recorded. As of March 31, 2018, the Company has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018. In accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and finalized.
The Company recorded an income tax provision of $2,209 and $3,170 on income from operations before income taxes of $5,905 and $10,218 for the three months ended March 31, 2018 and 2017, respectively. The Company recorded an income tax benefit of $4,837 and an income tax provision of $3,690 on income from operations before income taxes of $25,945 and $19,761 for the nine months ended March 31, 2018 and 2017, respectively.
The effective tax rate for the three months ended March 31, 2018 and 2017 differed from the Federal statutory rate primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes. During the three months ended March 31, 2018 and 2017, the Company recognized a discrete benefit of $96 and $184, respectively, related to excess tax benefits on stock-based compensation. The excess tax benefit related to stock-based compensation is the result of an increase in value from the stock award between the grant date and the vest date.
The effective tax rate for the nine months ended March 31, 2018 and 2017 differed from the Federal statutory rate primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, state taxes and the impact of discrete items. During the nine months ended March 31, 2018 and 2017, the Company recognized a discrete tax benefit of $7,675 and $3,001, respectively, related to excess tax benefits on stock-based compensation. The discrete tax benefit for the nine months ended March 31, 2018 included the enactment of the Tax Act which revalued the excess tax benefit previously recorded in the three months ended September 30, 2017. The benefit is the result of the increase in value from the stock award between the grant date and the vest date. The nine months ended March 31, 2018 also included discrete tax benefits of $3,716, derived from new information obtained about net operating loss carry-forwards of the entities acquired from Microsemi Corporation in May 2016. The discrete items disclosed above for the nine months ended March 31, 2018 included the effect of the Tax Act.
No material changes in the Company’s unrecognized tax positions occurred during the nine months ended March 31, 2018.

I.	Debt
REVOLVING CREDIT FACILITY
On June 27, 2017, the Company amended its revolving credit facility to increase and extend the borrowing capacity of its existing revolving credit facility into a $400,000, 5-year revolving credit line expiring in June 2022 (“the Revolver”). As of

March 31, 2018, the Company's outstanding balance of unamortized deferred financing costs was $5,659, which is being amortized to other income (expense), net on a straight line basis over the new term of the Revolver. The Company drew $195,000 from the Revolver to facilitate the completion of the Merger Agreement for the acquisition of both Ceres and its wholly-owned subsidiary, Themis.
As of March 31, 2018, the Company was in compliance with all covenants and conditions under the Revolver and there was outstanding borrowings of $195,000 against the Revolver, resulting in interest expense of $999 and $1,101 for the three and nine months ended March 31, 2018, respectively. There were outstanding letters of credit of $2,771 as of March 31, 2018.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The aggregate number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at March 31, 2018. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,610 shares available for future grant under the 2005 Plan at March 31, 2018.
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
EMPLOYEE STOCK PURCHASE PLAN
The aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 39 and 50 shares issued under the ESPP during the nine months ended March 31, 2018 and 2017, respectively. Shares available for future purchase under the ESPP totaled 263 at March 31, 2018.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2017	51	$13.53	0.60
Granted	—	—
Exercised	(47)	14.12
Canceled	—	—
Outstanding at March 31, 2018	4	$5.52	3.38

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2017:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	1,564	$18.93
Granted	516	47.40
Vested	(769)	17.09
Forfeited	(121)	31.40
Outstanding at March 31, 2018	1,190	$31.19
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the consolidated statements of operations for the nine months ended March 31, 2018 and 2017 in accordance with FASB ASC 718, Compensation - Stock Compensation ("FASB ASC 718"). The Company had $265 and $177 of capitalized stock-based compensation expense on the consolidated balance sheets as of March 31, 2018 and 2017, respectively. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Cost of revenues	$169	$150	$364	$373
Selling, general and administrative	2,929	3,270	11,175	9,848
Research and development	499	295	1,506	1,219
Stock-based compensation expense before tax	3,597	3,715	13,045	11,440
Income taxes	(1,187)	(1,418)	(4,305)	(4,381)
Stock-based compensation expense, net of income taxes	$2,410	$2,297	$8,740	$7,059

K.	Employee Benefit Plan
PENSION PLAN
With the acquisition of CES on November 4, 2016, the Company assumed a defined benefit pension plan (the "Plan") for its Swiss employees, which is administered by an independent pension fund. The Plan is mandated by Swiss law and meets the criteria for a defined benefit plan under FASB ASC 715, Compensation—Retirement Benefits (“FASB ASC 715”), because participants of the Plan are entitled to a defined rate of return on contributions made. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies for which the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan.
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by FASB ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at March 31, 2018 was a net liability of $6,991, which is recorded in other non-current liabilities on the consolidated balance sheet. The Company recorded a net gain of $5 and $45 in accumulated other comprehensive income during the three and nine months ended March 31, 2018, respectively. The Company did not record any gains or losses related to the Plan in accumulated other comprehensive income during the three and nine months ended March 31, 2017. The Company recognized net periodic benefit costs of $213 and $620 associated with the Plan for the three and nine months ended March 31, 2018, respectively. The Company recognized net periodic benefit costs of $130 and $199 associated with the Plan for the three and nine months ended March 31, 2017, respectively. The Company's total expected employer contributions to the Plan during fiscal 2018 are $516.

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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2018
Net revenues to unaffiliated customers	$105,989	$8,611	$1,736	$—	$116,336
Inter-geographic revenues	1,621	235	—	(1,856)	—
Net revenues	$107,610	$8,846	$1,736	$(1,856)	$116,336
THREE MONTHS ENDED MARCH 31, 2017
Net revenues to unaffiliated customers	$98,599	$8,085	$633	$—	$107,317
Inter-geographic revenues	1,745	21	—	(1,766)	—
Net revenues	$100,344	$8,106	$633	$(1,766)	$107,317
NINE MONTHS ENDED MARCH 31, 2018
Net revenues to unaffiliated customers	$309,391	$25,506	$5,420	$—	$340,317
Inter-geographic revenues	6,537	300	—	(6,837)	—
Net revenues	$315,928	$25,806	$5,420	$(6,837)	$340,317
NINE MONTHS ENDED MARCH 31, 2017
Net revenues to unaffiliated customers	$273,054	$14,747	$5,179	$—	$292,980
Inter-geographic revenues	6,925	36	—	(6,961)	—
Net revenues	$279,979	$14,783	$5,179	$(6,961)	$292,980
In recent years, the Company completed a series of acquisitions that changed its technological capabilities, applications and end markets. As these acquisitions and changes occurred, the Company increased the proportion of its revenue derived from the sale of components in different technological areas, and also increased the amount of revenue associated with combining technologies into more complex and diverse products including modules, sub-assemblies and integrated subsystems. The following tables present revenue consistent with the Company's strategy of expanding its technological capabilities and program content. As additional information related to the Company’s products by end user, application and/or product grouping is attained, the categorization of these products can vary over time. When this occurs, the Company reclassifies revenue by end user, application and/or product grouping for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each revenue category.
The following table below presents the Company's net revenue by end user for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Domestic (1)	$94,369	$87,765	$274,016	$244,343
International/Foreign Military Sales (2)	21,967	19,552	66,301	48,637
Total Net Revenue	$116,336	$107,317	$340,317	$292,980
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

The following table below presents the Company's net revenue by end application for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Radar (1)	$37,262	$33,017	$118,480	$115,308
Electronic Warfare (2)	19,531	35,920	76,950	78,204
Other Sensor & Effector (3)	14,403	7,697	35,144	17,004
Total Sensor & Effector	71,196	76,634	230,574	210,516
C4I (4)	26,593	10,242	52,981	21,194
Other (5)	18,547	20,441	56,762	61,270
Total Net Revenue	$116,336	$107,317	$340,317	$292,980
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table below presents the Company's net revenue by product grouping for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Components (1)	$30,022	$26,920	$102,742	$74,126
Modules and Sub-assemblies (2)	42,121	43,330	131,581	115,744
Integrated Subsystems (3)	44,193	37,067	105,994	103,110
Total Net Revenue	$116,336	$107,317	$340,317	$292,980
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
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2018	$49,503	$1,777	$11	$—	$51,291
June 30, 2017	$50,340	$1,288	$15	$—	$51,643
Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Raytheon Company	21%	14%	19%	17%
Lockheed Martin Corporation	17%	27%	19%	22%
Northrop Grumman Corporation	*	*	10%	*
	38%	41%	48%	39%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
SEWIP (1)	*	18%	*	*
	—%	18%	—%	—%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
(1) SEWIP includes 16% and 2% of revenues during the three months ended March 31, 2017 related to the SEWIP Block II and SEWIP Block III, respectively.

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
PURCHASE COMMITMENTS
As of March 31, 2018, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $57,067.
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
As of March 31, 2018, we had 1,304 employees. During the three months ended March 31, 2018, the growth in our headcount resulted in us exceeding the threshold for qualifying as a "small business" for government contract purposes. The revenues received as a result of small business set aside funding are not considered material.
Our consolidated revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended March 31, 2018 were $116.3 million, $3.7 million, $0.08, $0.30, and $25.8 million, respectively. Our consolidated revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the nine months ended March 31, 2018 were $340.3 million, $30.8 million, $0.65, $0.95, and $77.7 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
RESULTS OF OPERATIONS:
Results of operations for the three and nine month period ended March 31, 2017 do not include results for Delta Microwave, LLC ("Delta"), Richland Technologies, L.L.C. ("RTL"), or Themis Computer (“Themis”) since these businesses were acquired subsequent to March 31, 2017. The results of operations for the nine month period ended March 31, 2017 includes approximately five months of results for CES Creative Electronic Systems, S.A. ("CES"), which was acquired on November 4, 2016. Accordingly, the periods presented below are not directly comparable.
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
The following tables set forth, for the three month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2018	As a % of Total Net Revenue	March 31, 2017	As a % of Total Net Revenue
Net revenues	$116,336	100.0%	$107,317	100.0%
Cost of revenues	63,570	54.6	56,534	52.7
Gross margin	52,766	45.4	50,783	47.3
Operating expenses:
Selling, general and administrative	21,138	18.2	19,229	17.9
Research and development	15,021	12.9	14,198	13.2
Amortization of intangible assets	7,104	6.1	4,732	4.4
Restructuring and other charges	1,384	1.2	459	0.4
Acquisition costs and other related expenses	1,281	1.1	470	0.4
Total operating expenses	45,928	39.5	39,088	36.3
Income from operations	6,838	5.9	11,695	11.0
Interest income	—	—	137	0.1
Interest expense	(999)	(0.9)	(1,893)	(1.8)
Other income, net	66	0.1	279	0.3
Income before income taxes	5,905	5.1	10,218	9.6
Tax provision	2,209	1.9	3,170	3.0
Net income	$3,696	3.2%	$7,048	6.6%

REVENUES

(In thousands)	March 31, 2018	As a % of Total Net Revenue	March 31, 2017	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$100,625	86%	$107,317	100%	$(6,692)	(6)%
Acquired revenue	15,711	14%	—	—%	15,711	100%
Total revenues	$116,336	100%	$107,317	100%	$9,019	8%
Total revenues increased $9.0 million, or 8%, to $116.3 million during the three months ended March 31, 2018 as compared to the same period in fiscal 2017 including "Acquired revenue" which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenues is primarily attributed to the Aegis, F-35 and E2D Hawkeye programs and the increase of $15.7 million of Acquired revenue. These increases were partially offset by lower revenues from the SEWIP Block II and Patriot programs and a large ground based radar program.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, increased $2.4 million to $22.0 million during the three months ended March 31, 2018, compared to $19.6 million in the same period in the prior fiscal year. International revenues represented 19% and 18% of total revenues during the three months ended March 31, 2018 and 2017, respectively.
Revenues from C4I, Other Sensor and Effector, and Radar increased by $16.4 million, $6.7 million and $4.2 million, respectively, during the three months ended March 31, 2018 as compared to the same period in fiscal 2017. The C4I increase was driven primarily by the acquired revenue from the Themis acquisition as well as the F-35 program, partially offset by lower revenue from the ProVision program. The increase in Other Sensor and Effector was primarily driven by the AMRAAM, Paveway and Precision Guidance Kit ("PGK") programs. The increase in Radar was primarily due to higher revenue from the Aegis and E2D Hawkeye programs, partially offset by lower revenue from a large ground based radar program and the Patriot program. Revenues from EW decreased by $16.4 million during the three months ended March 31, 2018 as compared to the same period in fiscal 2017. The EW decrease was driven primarily by the SEWIP Block II program.
Revenues from integrated subsystems and components increased by $7.1 million and $3.1 million, respectively, during the three months ended March 31, 2018 as compared to the same period in fiscal 2017. The integrated subsystems increase was driven primarily by acquired revenue from the Themis acquisition as well as significant increases in the Aegis and E2D Hawkeye programs. The increase in components was driven primarily by the F-35 and PGK programs. Revenues from modules and sub-assemblies decreased by $1.2 million during the three months ended March 31, 2018 as compared to the same period in fiscal 2017. The decrease in modules and sub-assemblies was primarily due to lower revenue from the SEWIP Block II program.
GROSS MARGIN
Gross margin was 45.4% for the three months ended March 31, 2018, a decrease of 190 basis points from the 47.3% gross margin achieved during the same period in fiscal 2017. The lower gross margin between years was primarily driven by a shift in program mix compared to the same period in fiscal 2017 and the increased impact of the inventory step-up related to the Themis acquisition. Lower gross margins for the three months ended March 31, 2018 were partially offset by increased revenue in higher margin programs compared to the same period in fiscal 2017.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $1.9 million, or 10%, to $21.1 million during the three months ended March 31, 2018, compared to $19.2 million in the same period in fiscal 2017. The increase was primarily related to higher compensation related costs due to added headcount from the acquisitions of Delta, RTL, and Themis. Selling, general and administrative expenses as a percentage of revenues was consistent for the three months ended March 31, 2018 as compared to the same period in fiscal 2017.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $0.8 million, or 6%, to $15.0 million during the three months ended March 31, 2018, compared to $14.2 million during the same period in fiscal 2017. The increase was primarily due to increased headcount from our recent acquisitions driving higher compensation related costs, offset by increased customer funded development. Research and development expenses as a percentage of revenues were consistent for the three months ended March 31, 2018 as compared to the same period in fiscal 2017.

RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased $0.9 million to $1.4 million during the three months ended March 31, 2018, compared to $0.5 million during the same period in fiscal 2017. The increase was primarily driven by higher severance costs compared to the same period in fiscal 2017. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.3 million of acquisition costs and other related expenses during the three months ended March 31, 2018, compared to $0.5 million during the same period in fiscal 2017. The increase was primarily due to acquisition costs of $1.0 million incurred during the three months ended March 31, 2018 related to the acquisition of Themis, while $0.3 million of acquisition costs were related to the acquisition of Delta during the same period in fiscal 2017. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
Interest expense decreased $0.9 million, or 47%, to $1.0 million during the three months ended March 31, 2018 compared to $1.9 million during the same period in fiscal 2017. The three months ended March 31, 2017 included $1.5 million cash interest expense and $0.4 million of non-cash interest expense from the amortization of debt issuance costs related to our former term loan, which was repaid in the fourth quarter of fiscal 2017. During the three months ended March 31, 2018, we incurred $1.0 million in cash interest expense on the revolving credit facility ("the Revolver") in order to facilitate the acquisition of Themis.
OTHER INCOME, NET
Other income, net decreased $0.2 million to $0.1 million during the three months ended March 31, 2018, as compared to $0.3 million in the same period in fiscal 2017. The decrease was primarily due to $0.6 million in financing and registration fees during the three months ended March 31, 2018 compared to $0.1 million for the same period in fiscal 2017. The decrease was also driven by a $0.3 million gain related to the amortization of the gain on the sale leaseback of our former headquarters in fiscal 2017, which was fully amortized in fiscal 2017. These decreases were partially offset by a $0.7 million foreign exchange gain during the three months ended March 31, 2018, as compared to $0.1 million foreign exchange gain during the same period in fiscal 2017.
INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act has impacted the statutory Federal tax rate that we will use going forward, which has been reduced to 21% from 35%. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory Federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. In addition to the reduced corporate rate we also expect to benefit from the immediate deduction for certain new investments. The Tax Act also includes items that we expect will increase our tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments including but not limited to state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from GAAP income.
During the three months ended March 31, 2018 and 2017, we recognized a discrete tax expense and benefit of $0.1 million and $0.2 million, respectively, related to excess tax benefits on stock-based compensation. The excess tax benefit related to stock-based compensation is the result of an increase in value from the stock award between the grant date and the vest date.
Our effective tax rate for the three months ended March 31, 2018 differed from the Federal statutory tax rate of 28% primarily due to the one-time impact of the Tax Act, Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes. Our effective tax rate for the three months ended March 31, 2017 differed from the Federal statutory tax rate of 35% primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
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

Nine months ended March 31, 2018 compared to the nine months ended March 31, 2017
The following tables set forth, for the nine month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2018	As a % of Total Net Revenue	March 31, 2017	As a % of Total Net Revenue
Net revenues	$340,317	100.0%	$292,980	100.0%
Cost of revenues	182,717	53.7	155,364	53.0
Gross margin	157,600	46.3	137,616	47.0
Operating expenses:
Selling, general and administrative	62,928	18.5	56,093	19.2
Research and development	43,950	12.9	40,192	13.7
Amortization of intangible assets	18,568	5.5	14,222	4.9
Restructuring and other charges	1,792	0.5	825	0.3
Acquisition costs and other related expenses	2,265	0.7	1,889	0.6
Total operating expenses	129,503	38.1	113,221	38.7
Income from operations	28,097	8.2	24,395	8.3
Interest income	14	—	187	0.1
Interest expense	(1,101)	(0.3)	(5,613)	(1.9)
Other (expense) income, net	(1,065)	(0.3)	792	0.3
Income before income taxes	25,945	7.6	19,761	6.8
Tax (benefit) provision	(4,837)	(1.4)	3,690	1.3
Net income	$30,782	9.0%	$16,071	5.5%
REVENUES

(In thousands)	March 31, 2018	As a % of Total Net Revenue	March 31, 2017	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$312,400	92%	$292,980	100%	$19,420	7%
Acquired revenue	27,917	8%	—	—%	27,917	100%
Total revenues	$340,317	100%	$292,980	100%	$47,337	16%
Total revenues increased $47.3 million, or 16%, to $340.3 million during the nine months ended March 31, 2018 as compared to the same period in fiscal 2017. The increase in total revenues is primarily attributed to $27.9 million of higher Acquired revenue during the nine months ended March 31, 2018. The $19.4 million organic revenue increase was primarily attributed to the F-35, PGK, E2D Hawkeye and F-16 SABR programs, partially offset by lower revenues from a large ground based radar program and the Digital Electronic Warfare System ("DEWS") and Miniature Air-Launched Decoy ("MALD") programs.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, increased $17.7 million to $66.3 million during the nine months ended March 31, 2018, compared to $48.6 million in the same period in the prior fiscal year. International revenues represented 19% and 17% of total revenues during the nine months ended March 31, 2018 and 2017, respectively.
Revenues from C4I, Other Sensor and Effector and Radar increased by $31.8 million, $18.1 million and $3.2 million, respectively, during the nine months ended March 31, 2018 as compared to the same period in fiscal 2017. The C4I increase was driven primarily by the F-35 program as well as acquired revenue from the Themis acquisition, partially offset by lower revenue from the ProVision program. The Other Sensor and Effector increase was driven primarily by the PGK and AMRAAM programs. The Radar increase was primarily driven by the E2D Hawkeye and F-16 SABR programs, partially offset by lower revenues from a large ground based radar program and the Patriot program. These increases to revenue were partially offset by a $1.3 million decrease in EW revenue primarily driven by the DEWS and MALD programs compared to the same period in fiscal 2017.
Revenues from components, modules and sub-assemblies, and integrated subsystems increased by $28.6 million, $15.8 million, and $2.9 million, respectively, during the nine months ended March 31, 2018 as compared to the same period in fiscal

2017. The components increase was driven primarily by the PGK and Falcon Edge programs. The increase in modules and sub-assemblies was driven by the Aegis, Buzzard and E2D Hawkeye programs, partially offset by the DEWS program. The increase in integrated subsystems was primarily due to acquired revenue from the Themis acquisition, partially offset by a large ground based radar program and the Patriot program.
GROSS MARGIN
Gross margin was 46.3% for the nine months ended March 31, 2018, a decrease of 70 basis points from the 47.0% gross margin achieved during the same period in fiscal 2017. The slight decrease to gross margin during the nine months ended March 31, 2018 was impacted by lower margin product mix, which was offset by lower inventory step-up amortization of $2.1 million related to our acquired businesses compared to the same period in fiscal 2017.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.8 million, or 12%, to $62.9 million during the nine months ended March 31, 2018, compared to $56.1 million in the same period in fiscal 2017. The increase was primarily related to higher compensation related costs due to added headcount from the acquisitions of Delta, RTL, and Themis. Selling, general and administrative expenses decreased as a percentage of revenues to 18.5% during the nine months ended March 31, 2018 from 19.2% during the same period in fiscal 2017. The slight decrease was primarily due to higher revenues in the nine months ended March 31, 2018, as compared to the same period in fiscal 2017.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $3.8 million, or 9%, to $44.0 million during the nine months ended March 31, 2018, compared to $40.2 million during the same period in fiscal 2017. The increase was primarily due to increased headcount from our recent acquisitions, driving higher compensation related costs. Research and development expenses decreased as a percentage of revenues to 12.9% during the nine months ended March 31, 2018 from 13.7% during the same period in fiscal 2017. The slight decrease was primarily due to higher revenues in the nine months ended March 31, 2018, as compared to the same period in fiscal 2017.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $1.8 million for the nine months ended March 31, 2018, compared to $0.8 million during the same period in fiscal 2017. The increase was primarily driven by higher severance costs compared to the same period in fiscal 2017. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $2.3 million of acquisition costs and other related expenses during the nine months ended March 31, 2018, compared to $1.9 million during the same period in fiscal 2017. The acquisition costs and other related expenses we incurred during the nine months ended March 31, 2018 were primarily related to $1.6 million and $0.3 million for the acquisitions of Themis and RTL, respectively. The fiscal 2017 acquisition costs and other related expenses were primarily related to $1.3 million and $0.3 million for the acquisitions of CES and Delta, respectively. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
Interest expense decreased $4.5 million, or 80%, to $1.1 million during the nine months ended March 31, 2018 compared to $5.6 million during the same period in fiscal 2017. The nine months ended March 31, 2017 included $4.2 million cash interest expense and $1.4 million of non-cash interest expense from the amortization of debt issuance costs related to our former term loan, which was repaid in the fourth quarter of fiscal 2017. During the nine months ended March 31, 2018, we incurred $1.0 million in cash interest expense on the revolving credit facility ("the Revolver") in order to facilitate the acquisition of Themis.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net was $(1.1) million during the nine months ended March 31, 2018, compared to $0.8 million during the same period in fiscal 2017. The increase in other expense was primarily due to $1.9 million in financing and registration fees during the nine months ended March 31, 2018 compared to $0.3 million for the same period in fiscal 2017. The nine months ended March 31, 2017 also includes $0.9 million of income related to the amortization of the gain on the sale leaseback of our former corporate headquarters. These decreases were partially offset by increased foreign exchange gains of $0.3 million during the nine months ended March 31, 2018, compared to the same period in fiscal 2017.

INCOME TAXES
On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act has impacted the statutory Federal tax rate that we will use going forward, which has been reduced to 21% from 35%. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory Federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. In addition to the reduced corporate rate we also expect to benefit from the immediate deduction for certain new investments. The Tax Act also includes items that we expect will increase our tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments including but not limited to state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from GAAP income.
We recorded an income tax benefit of $4.8 million during the nine months ended March 31, 2018 as compared to an income tax provision of $3.7 million for the same period in fiscal 2017. During the nine months ended March 31, 2018 and 2017, we recognized discrete tax benefits of $7.7 million and $3.0 million, respectively, related to excess tax benefits on stock-based compensation. The discrete tax benefit for the nine months ended March 31, 2018 included the enactment of the Tax Act which revalued the excess tax benefit previously recorded in the three months ended September 30, 2017. The benefit is the result of the increase in value from the stock award between the grant date and the vest date. The nine months ended March 31, 2018 also included a discrete tax benefit of $3.7 million derived from new information obtained about net operating loss carry-forwards of the entities acquired from Microsemi Corporation (the “Carve-Out Business”) in May 2016. The discrete items disclosed above for the nine months ended March 31, 2018 included the effect of the Tax Act.
Our effective tax rate for the nine months ended March 31, 2018 differed from the Federal statutory tax rate of 28% primarily due to the one-time impact of the Tax Act, Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes. Our effective tax rate for the nine months ended March 31, 2017 differed from the Federal statutory tax rate of 35% primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes.
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
Revolving Credit Facility
In June 2017, we amended our revolving credit facility, increasing and extending the facility into a $400.0 million, 5-year revolving credit line expiring in June 2022. In connection with the amendment, we repaid the remaining outstanding principal of and interest on our term loan using cash on hand. The Revolver had an outstanding balance of $195.0 million at March 31, 2018. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
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
CASH FLOWS

	As of and For the Nine Month Period Ended March 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$17,680	$49,410
Net cash used in investing activities	$(196,838)	$(64,186)
Net cash provided by financing activities	$181,931	$203,453
Net increase in cash and cash equivalents	$2,580	$188,547
Cash and cash equivalents at end of period	$44,217	$270,238
Our cash and cash equivalents increased by $2.6 million from June 30, 2017 to March 31, 2018, primarily as the result of $17.7 million provided by operating activities and net borrowings under the credit facility of $195.0 million. These increases were offset by $185.4 million used in acquisition activities, $15.1 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards and $11.1 million invested in purchases of property and equipment.
Operating Activities
During the nine months ended March 31, 2018, we generated $17.7 million in cash from operating activities, a decrease of $31.7 million when compared to the same period in fiscal 2017. The decrease in cash generated by operating activities was primarily a result of $21.0 million less collections from accounts receivables, $18.3 million higher inventory purchases, and a $15.7 million decrease in income taxes payable. The decrease in cash generated by operating activities was partially offset by generating $14.7 million of higher net income and $7.2 million in additional depreciation and amortization compared to the same period in fiscal 2017. The lower cash flow from operating activities during the nine months ended March 31, 2018 was primarily a result of our efforts to insource our manufacturing and continued investment in inventory to support the demands of our organic and acquired growth. Consistent with our integration strategy, we are transitioning to an insourced manufacturing model which has resulted in the purchase of higher amounts of component and safety stock inventory. Also, we continue to observe demand for larger, more complex sub-assemblies and integrated subsystems, which inherently involve more inventory, labor, longer lead times and conversion cycles.
Investing Activities
During the nine months ended March 31, 2018, we used $196.8 million in investing activities compared to $64.2 million during the same period in fiscal 2017. The increase was primarily driven by $185.4 million used in the acquisitions of Themis and RTL during the nine months ended March 31, 2018 compared to $36.9 million primarily used in the acquisition of CES in the same period of fiscal 2017. The increase was offset by $15.7 million in lower purchases of property and equipment during fiscal 2018.

Financing Activities
During the nine months ended March 31, 2018, we had $181.9 million of net cash provided by financing activities compared to $203.5 million during the same period in fiscal 2017. The $21.6 million decrease in net cash provided by financing activities was primarily due to $215.7 million of net proceeds from the equity offering during the nine months ended March 31, 2017 compared to the $195.0 million of net borrowings that was drawn against the Revolver for the nine months ended March 31, 2018. The nine months ended March 31, 2018 included $15.1 million related to the retirement of common stock used to settle employees’ tax liabilities associated with vesting of restricted stock awards as compared to $7.7 million used in the same period of fiscal 2017, primarily driven by the increase in our stock price as of the vesting date. This was offset by the $7.5 million of debt principal payments on the former term loan during the nine months ended March 31, 2017.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2018:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$57,067	$57,067	$—	$—	$—
Operating leases	61,522	8,356	16,368	13,736	23,062
	$118,589	$65,423	$16,368	$13,736	$23,062
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $57.1 million at March 31, 2018.
We have a liability at March 31, 2018 of $0.8 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
As part of our strategy for growth, we continue to explore acquisitions or strategic alliances. The associated acquisition costs incurred in the form of professional fees and services may be material to the future periods in which they occur, regardless of whether the acquisition is ultimately completed. In connection with our recent acquisitions, our operating lease commitments have increased, as expected, to align with our strategic growth initiative.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Net income	$3,696	$7,048	$30,782	$16,071
Interest expense (income), net	999	1,756	1,087	5,426
Income taxes	2,209	3,170	(4,837)	3,690
Depreciation	4,277	3,233	11,752	8,917
Amortization of intangible assets	7,104	4,732	18,568	14,222
Restructuring and other charges (1)	1,384	459	1,792	825
Impairment of long-lived assets	—	—	—	—
Acquisition and financing costs	1,909	569	4,129	2,236
Fair value adjustments from purchase accounting (2)	539	270	1,132	3,217
Litigation and settlement expense (income), net	—	—	—	100
Stock-based and other non-cash compensation expense	3,669	3,715	13,306	11,440
Adjusted EBITDA	$25,786	$24,952	$77,711	$66,144
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended March 31, 2018 relate to Themis and CES inventory step-up amortization. The nine months ended March 31, 2018 include adjustments related to Themis, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for the three months ended March 31, 2017 relate to CES inventory step-up amortization. The nine months ended March 31, 2017 include adjustments related to Carve-Out Business and CES inventory step-up amortization.
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

The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended March 31,
(In thousands, except per share data)	2018		2017
Net income and diluted earnings per share	$3,696	$0.08	$7,048	$0.16
Amortization of intangible assets	7,104		4,732
Restructuring and other charges (1)	1,384		459
Impairment of long-lived assets	—		—
Acquisition and financing costs	1,909		569
Fair value adjustments from purchase accounting (2)	539		270
Litigation and settlement expenses (income), net	—		—
Stock-based and other non-cash compensation expense	3,669		3,715
Impact to income taxes (3)	(4,082)		(3,576)
Adjusted income and adjusted earnings per share	$14,219	$0.30	$13,217	$0.29

Diluted weighted-average shares outstanding		47,532		44,814
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended March 31, 2018 relate to Themis and CES inventory step-up amortization. Fair value adjustments from purchase accounting for the three months ended March 31, 2017 relate to CES inventory step-up amortization.
(3) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Nine Months Ended March 31,
(In thousands, except per share data)	2018		2017
Net income and diluted earnings per share	$30,782	$0.65	$16,071	$0.39
Amortization of intangible assets	18,568		14,222
Restructuring and other charges (1)	1,792		825
Impairment of long-lived assets	—		—
Acquisition and financing costs	4,129		2,236
Fair value adjustments from purchase accounting (2)	1,132		3,217
Litigation and settlement expenses (income), net	—		100
Stock-based and other non-cash compensation expense	13,306		11,440
Impact to income taxes (3)	(24,648)		(14,102)
Adjusted income and adjusted earnings per share	$45,061	$0.95	$34,009	$0.82

Diluted weighted-average shares outstanding		47,473		41,530

(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. The Company believes these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the nine months ended March 31, 2018 relate to Themis, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for the nine months ended March 31, 2017 relate to the Carve-Out Business and CES inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Cash provided by operating activities	$873	$24,889	17,680	$49,410
Purchase of property and equipment	(3,475)	(13,036)	(11,067)	(26,789)
Free cash flow	$(2,602)	$11,853	$6,613	$22,621
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2018, and we will not early adopt this ASU. The standard permits the use of either the retrospective or cumulative effect transition method. We will use the retrospective transition method upon adoption of the standard. We have made significant investments to date in our data reporting infrastructure, and continue to enhance this infrastructure in order to support the reporting and disclosure requirements of the new standard. In addition, we have extensively reviewed our current accounting policies and practices to evaluate the future impact that adoption of the standard will have on our consolidated financial statements and notes. The significant investments we have made in our data reporting infrastructure to support the reporting requirements of the standard have enhanced our ability to capture each of the specific disclosure requirements detailed in the standard. Based on our review procedures to date, the impact of adopting the new standard on our total sales and operating income is not expected to be material.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. We are continuing to evaluate our population of leases to determine the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
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
In March 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects for Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. This ASU permits a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within AOCI to retained earnings. The amounts applicable for reclassification should include the effect of the change in U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts and Jobs Act related to the items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowance that were originally charged to income from continuing operations shall not be included. For all entities, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that annual period. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods not yet been issued. We are evaluating the effect that ASU 2018-02 will have on our consolidated financial statements and related disclosures.
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
There were no material changes in our exposure to market risk from June 30, 2017 to March 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired Delta and Themis companies into our overall internal control over financial reporting environment.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 3, 2018.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer