Form 10-K
period 2018-06-30
MERCURY SYSTEMS INC
filed 2018-08-16
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 0-23599

MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2741391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 MINUTEMAN ROAD ANDOVER, MA	01810
(Address of principal executive offices)	(Zip Code)
978-256-1300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
SECURITIES EXCHANGE ACT OF 1934: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.5 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2018: 48,221,418 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
Exhibit Index on Page 88

MERCURY SYSTEMS, INC.

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" as well as elsewhere in this Annual Report on Form 10-K. Certain factors that might cause such a difference are discussed in this annual report on Form 10-K, including in the section entitled “Risk Factors.”

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2018 refers to the period from July 1, 2017 to June 30, 2018.

ITEM 1.	BUSINESS
Our Company
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. We are pioneering a next-generation defense electronics business model specifically designed to meet the industry’s current and emerging technology and business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, PGK, ProVision, P1, and AIDEWS. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise into electronic subsystem solutions primarily for the aerospace and defense sector.
Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies and subsystems. We utilize leading edge, high performance computing technologies architected by leveraging open standards and open architectures to address highly data-intensive applications that include data signal, sensor and image processing while also addressing the packaging ruggedization and cooling challenges, often referred to as “SWaP” (size, weight, and power), that are common in military applications. We have design, development, and manufacturing capabilities in mission computing, safety-critical avionics and platform management solutions. In addition, we design and manufacture RF, microwave and millimeter wave components and subsystems to meet the needs of the radar, electronic warfare (“EW”), signals intelligence (“SIGINT”) and other high bandwidth communications requirements and applications.
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
Our consolidated revenues, net income, earnings per share ("EPS"), adjusted EPS and adjusted EBITDA for fiscal 2018 were $493.2 million, $40.9 million. $0.86, $1.42 and $115.4 million, respectively. Our consolidated revenues, net income, earnings per share, adjusted EPS and adjusted EBITDA for fiscal 2017 were $408.6 million, $24.9 million, $0.58, $1.15 and $93.9 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.
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
This business model positions us to be paid for non-recurring engineering work we would have previously expensed through our own income statement, to team concurrently with multiple defense prime contractors as they pursue new business with the unique solutions they develop and market to the government, and to engage with our customers much earlier in the design cycle and ahead of our competition. Since July 2015, we have substantially added to our technology portfolio by adding capabilities in embedded security with the acquisitions of Lewis Innovative Technologies ("LIT") and the custom microelectronics, RF and microwave solutions, and embedded security operations of Microsemi Corporation (the “Carve-Out Business”), RF solutions and custom microelectronics solutions with the acquisitions of the Carve-Out Business and Delta Microwave, LLC (“Delta”), mission computing, safety-critical avionics and platform management with the CES Creative Electronic Systems, S.A. (“CES”) and Richland Technologies, LLC ("RTL") acquisitions, and rugged servers, computers and storage systems with the acquisitions of Themis Computer ("Themis") and Germane Systems, LC ("Germane").
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
Hardware Products
We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing and image processing applications, multi-computer interconnect fabrics, sensor interfaces and command and control functions. To maintain a competitive advantage, we seek to leverage technology investments across multiple product lines and product solutions. We are also influential in the industry-standard organizations associated with our market segments. For example, we started the OpenVPXTM initiative with the goal of providing customers with multi-vendor interoperable hardware built to well-defined system standards. We continue to leverage our embedded high performance processing technologies with our Intel server-class processing products as well as graphics based processor ("GPGPU") products. While this multi-computing and embedded processing technology is one of our core skills, the SWaP constraints that are encountered in connection with the high performance embedded processing applications create unique challenges. For example, to deal with the heat build-up involved in small subsystems, we introduced a key innovation designed to address this challenge. The technology is called Air-Flow-ByTM and it allows previously unattainable levels of processing power within a small footprint by effectively removing heat so the server-class processors can perform at maximum designed power limits. In rugged environments where air is limited, such as high altitude operations, our Liquid-Flow-ByTM technology has been successfully customer tested allowing maximum server-class processor performance in high altitude missions. These innovative cooling techniques for the first time allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and EW capabilities in military platforms.
Our hardware products are typically compute-intensive and require extremely high inter-processor bandwidth and high I/O capacity. These systems often must also meet significant SWaP constraints for use in aircraft, UAVs, ships and other vehicles, and be ruggedized for use in highly demanding use environments. They can be used in both commercial industrial applications, such as transportation, exploration, communications, ground radar air traffic control, and advanced defense and intelligence applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command, control, communication and information systems, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
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
Embedded systems security has become a requirement for new and emerging military programs, and our security solutions are a critical differentiator from our traditional competition. Our security solutions, combined with our next-generation secure Intel server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements. In the defense market, examples of our hardware intellectual property include scalable anti-tamper and information assurance products such as EnforcITTM, WhiteboxCRYPTOTM, and CodeSEALTM. In the commercial market, examples of our hardware intellectual property products include our CANGuardTM product, which provides advanced security for the electronic communications and control architectures on a wide variety of automotive vehicles.
Recent Acquisitions
Since 2011 we have successfully acquired ten businesses, successfully completing integration of the earlier acquired business with the integration of the more recent acquisitions progressing well. The seven acquisitions completed since July 1, 2015 are described below.
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
Acquisition of the Microsemi Carve-Out Business
In May 2016, we acquired the Carve-Out Business from Microsemi Corporation. The Carve-Out Business is a leader in the design, development, and production of sophisticated electronic subsystems and components for use in high technology products for aerospace and defense markets. The Carve-Out Business’ defense electronics solutions include high-density rugged memory modules, secure solid-state drives, secure GPS receiver modules, high-power RF amplifiers, millimeter-wave modules and subsystems, and specialized software and firmware for embedded security applications. The Carve-Out Business’ customers, which include many significant defense prime contractors, outsource many of their electronic design and manufacturing requirements to the Carve-Out Business as a result of its specialized capabilities in packaging electronics for SWaP constrained environments, its focus on security and the unique requirements of defense applications, and its expertise in RF and microwave technologies. The Carve-Out Business’ products and technologies are used in a variety of defense applications, including missiles and precision-guided munitions, fighter and surveillance aircraft, airport security portals, and advanced electronic systems for radar and EW.
Acquisition of CES Creative Electronic Systems S.A.
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
The acquisition of Delta is an excellent fit for our market and content expansion strategy. Delta’s strengths in high-power, high-frequency active and passive microwave components and sub-assemblies - particularly in GaN solid-state power amplifiers - are driving strong backlog and growth. These new capabilities add scale and breadth to our existing RF, microwave and millimeter wave portfolio, expand our addressable market into satellite communications, datalinks and space launch - markets that are well-

aligned with our existing market focus - and deepen our penetration into our core radar, EW, and precision-guided munitions markets.
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
Acquisition of Richland Technologies L.L.C.
In July 2017, we acquired RTL. Based in Duluth, Georgia, RTL specializes in safety-critical and high integrity systems, software, and hardware development as well as safety-certification services for mission-critical applications. In addition, RTL is a leader in safety-certifiable embedded graphics software for commercial and military aerospace applications. The acquisition complements our acquisition of CES in November 2016 by providing additional capabilities in safety-critical markets as well as the opportunity to leverage RTL's U.S. presence and expertise. Together, the RTL and CES acquisitions position us uniquely as a leading provider of secure and safety-critical processing subsystems for aerospace and defense customers.
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
Acquisitions of Themis Computer and Germane Systems, LC
In February 2018, we acquired Themis. Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets.
In July 2018, we acquired Germane. Based in Chantilly, Virginia, Germane is a leading provider of rugged servers for command, control and intelligence ("C2I") applications.
Themis and Germane have a highly complementary market focus and a strategic program portfolio with programs spanning from airborne to ground to undersea. Approximately 80% of Germane programs by revenue are subsurface and airborne while approximately 80% of Themis revenue is surface Navy and ground. With these two acquisitions, we have created a C2I rugged server business of over $100 million in annual revenues with programs across multiple platform domains in less than six months. We intend to drive incremental growth combining the Themis and Germane channels, particularly where the government has authority over compute architecture. With our existing processing and embedded security capabilities, we can increase value-add and content expansion opportunities by adding security, storage and other technologies and capabilities to the Themis and Germane solution sets, providing the end-customer with options for good, better and best offerings to suit the customer’s processing, security and budget requirements. These two acquisitions further provide us with opportunities to rationalize product portfolio and costs in order to optimize operations, improve competitiveness and achieve cost synergies.
Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed and manufactured secure sensor and safety critical mission processing capabilities for critical aerospace, defense and intelligence applications. Historically, our primary market has been centered on bringing commercially available technologies to the defense sector, specifically C4I systems, sensor processing and EW systems; and commercial markets, which include commercial aerospace communications and other commercial computing applications. We believe we are well-positioned in growing, sustainable market segments of the defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the Carve-Out Business and Delta further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES and RTL acquisitions provided us new capabilities that substantially expand our addressable market into commercial aerospace, defense platform management and mission computing markets that are aligned to our existing market focus. The additions of Themis and Germane provide us with new capabilities and position us with a significant footprint within the C2I rugged server business.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:

•
The aerospace and defense electronics market is expected to grow in 2018 and beyond. According to Renaissance Strategic Advisors (“RSA”), the global aerospace and defense electronics market is estimated to be $103 billion in 2018, growing to $117 billion by 2022. Within this global market, RSA estimates that the U.S. defense electronics market will be approximately $51 billion in 2018, growing to $57 billion in 2022. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the ISR, EW, guided missiles and precision munitions, and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome.

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

•
Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies. RSA estimates that in 2018 the U.S. defense tier 2 embedded computing and RF market addressable by suppliers such as Mercury is approximately $16 billion. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. On a global basis the tier 2 embedded computing and RF market in 2018 is estimated by RSA to be $32 billion. The U.S. government is intensely focused on making systems more affordable and shortening their development time. As a company that provides commercial items to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. Several factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities and solutions, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.

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
Our deep domain knowledge within our company rounds out our capabilities and services to our prime contractor and DoD customers. The acquisitions of the Carve-Out Business and Delta further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES and RTL acquisitions provided us new capabilities that substantially expand our addressable market into commercial aerospace, defense platform management and mission computing markets that are aligned to our existing market focus. The additions of Themis and Germane provide us with new capabilities and position us with a significant footprint within the C2I rugged server business.

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

•
We are a leading commercial provider of secure processing subsystems designed and made in the U.S.A. We have a portfolio of open standards architecture (“OSA”) technology building blocks across the entire sensor processing chain. We offer embedded secure processing capabilities with advanced packaging and cooling technologies that ruggedize commercial technologies while allowing them to stay cool for reliable operation. These capabilities allow us to help our customers meet the demanding SWaP requirements of today’s defense platforms. Our pre-integrated subsystems improve affordability by substantially reducing customer system integration costs and time-to-market for our solutions. System integration costs are one of the more substantial costs our customers bear in developing and deploying technologies in defense programs and platforms. Our pre-integrated solutions approach allows for more rapid and affordable modernization of existing platforms and faster deployment of new platforms.

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

•
Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our customers include Airbus, BAE Systems, Boeing, Harris, L3 Technologies, Leonardo, Lockheed Martin, Northrop Grumman, and Raytheon. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that our recently acquired businesses have with many of the same customers.

•
Proven Management Team. Over the past several years, our senior management team has refocused the Company on its economic core, developed a long-term compelling strategy for the defense markets and restored profitability to the business. Our senior management team has a history of identifying and evaluating successful business acquisition opportunities, performing in-depth due diligence, negotiating with owners and management, structuring, financing, and closing transactions and then integrating the acquired business resulting in the creation of synergies and enhanced overall returns. Having completed these critical steps to rebuild the Company and with a senior management team with significant experience in growing, scaling and acquiring businesses, we believe that we have demonstrated our operational capabilities and we are well-positioned to continue growing and scaling our business.

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
Research and Product Development
Our research and development efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in mission, signal and image processing. Our research and development goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Expenditures for research and development amounted to $58.8 million, $54.1 million, and $36.4 million in fiscal 2018, 2017, and 2016, respectively. As of June 30, 2018, we had 446 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our sales are produced in AS9100 quality system certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, and RF and microwave components and subsystems.
Our Phoenix, Arizona facility manufactures our custom microelectronics products in an AS9100 quality system certified facility. This is a DMEA certified trusted manufacturing facility and is primarily focused on advanced secure system-on-chip design, assembly, packaging, and test. Our Oxnard and Camarillo, California facilities manufacture radio frequency and microwave products in AS9100 quality system certified facilities. Our Cypress, California, West Lafayette, Indiana, and Huntsville, Alabama facilities are AS9100 quality systems certified facilities as well. Our Freemont, California facility is ISO 9001:2015 quality systems certified. Our Chantilly, Virginia facility is AS9100 quality systems certified. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 quality systems certified facilities. Our Andover, Massachusetts facility is also a DMEA certified trusted design facility and is primarily focused on advanced security features for the processing product line.
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
Intellectual Property and Proprietary Rights
As of June 30, 2018, we held 72 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.
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
Backlog
As of June 30, 2018, we had a backlog of orders aggregating approximately $447.1 million, of which $328.5 million is expected to be delivered within the next twelve months. As of June 30, 2017, backlog was approximately $357.0 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially and adversely affect our results of operations or our ability to predict future revenues. Backlog should not be relied upon as indicative of our revenues for any future period.
Employees
At June 30, 2018, we employed a total of 1,320 people excluding contractors, including 446 in research and development, 112 in sales and marketing, 567 in manufacturing and customer support and 195 in general and administrative functions. We have 100 employees located in Europe, seven located in Canada, and one located in Japan, and 1,212 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good. We also use contractors on an as needed basis.
Customers
Our revenues are concentrated in three defense prime contractors including Lockheed Martin Corporation, Raytheon Company and Northrop Grumman Corporation for the years ended June 30, 2018, 2017 and 2016. These three defense prime contractors comprised an aggregate of 47%, 44% and 51% of our revenues in each of the years ended June 30, 2018, 2017 and 2016, respectively. While sales to each of these customers typically compose 10% or more of our revenue, the sales to these customers are spread across multiple programs and platforms.
Corporate Headquarters and Incorporation
Our corporate headquarters is located in Andover, Massachusetts. In 2017, we relocated our corporate headquarters into a more modern facility in Andover, Massachusetts, investing in communications, media and collaborative capabilities, engineering labs and security infrastructure.
Mercury Systems, Inc. was incorporated in Massachusetts in 1981.

Financial Information about Geographic Scope
Information about revenue we receive within and outside the U.S. can be found in Note P - Operating Segment, Geographic Information and Significant Customers - to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
Sales of our products and related services, primarily as an indirect subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 96%, 96%, and 98% of our total net revenues in fiscal 2018, 2017, and 2016, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved would result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. During fiscal 2014, the Presidential election, gridlock in Congress, a continuing budget resolution, and the implementation of defense budget sequestration impacted our revenues and increased uncertainty in our business and financial planning. For fiscal 2019 and beyond, the potential for further gridlock in Congress, another continuing budget resolution, or the defense industry operating under sequestration could adversely impact our revenues and increase uncertainty in our business and financial planning. In addition, delays in the funding for new or existing programs, or in defense appropriation generally could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated. Further, oil price volatility and the decline in oil prices may negatively impact foreign military sales funding program size due to oil's impact on foreign budgets.
Economic conditions could adversely affect our business, results of operations and financial condition.
The world’s financial markets have, at times, experienced turmoil which could have material adverse impacts on our financial condition or our ability to achieve targeted results of operations due to:

•	reduced and delayed demand for our products;

•	increased risk of order cancellations or delays;

•	downward pressure on the prices of our products;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our line of credit when needed.
Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, and political conditions. Increased federal budget deficits could result in reduced Congressional appropriations, such as defense budget sequestration, for the defense programs that use our defense electronics products and services. Reduced baseline defense budgets could reduce the number of funded programs in which we participate. In addition, the effects of any U.S. Federal government shutdown or extended continuing resolution could potentially reduce or delay the demand for our products. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.
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

•
Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract.  We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level.  In addition, in the event we are awarded a contract, we are subject to protests by disappointed bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. In addition, we may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate on such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. The government’s requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long term revenues.

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

•
We sell many products to U.S. and international defense contractors and also directly to the U.S. government as a commercial supplier such that cost data is not supplied. To the extent that there are interpretations or changes in the Federal Acquisition Regulations ("FAR") regarding the qualifications necessary to be a commercial item supplier, there could be a material adverse effect on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) that could limit our ability to contract as a commercial item supplier. In addition, growth in our defense sales relative to our commercial sales could adversely impact our status as a commercial supplier, which could adversely affect our business and operating results. Changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, may subject us to audit by the Defense Contract Audit Agency ("DCAA") for certain of our products or services. Operating under a cost-accounting business model rather than our historical commercial item business model could adversely impact our revenues and profitability. It could also trigger contract coverage under the Cost Accounting Standards (CAS), further impacting the commercial operating model and requiring compliance with a defined set of business systems criteria. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts.

•
During fiscal 2018, we ceased to qualify as a “small business” for government contracts purposes under the definition of that term in an applicable NAICS code because we had more than 1,250 employees. Loss of our small business status could negatively impact us since our customers purchases from us would not qualify as purchases from a small business, customers may flow down additional FAR clauses in their contracts with us that are less favorable than our existing contract terms and conditions, and that we may need to implement a sub-contracting plan with other companies that qualify as a small business.

•
We are subject to the Defense Federal Acquisition Regulations Supplement, referred to as DFARS, in connection with our defense work for the U.S. government and defense prime contractors. Amendments to the DFARS, such as the amendment to the DFARS specialty metals clause requiring that the specialty metals in specified items be smelted or produced in the U.S. or other qualifying countries, may increase our costs for certain materials or result in supply-chain difficulties or production delays due to the limited availability of compliant materials. Compliance with the conflict minerals regulations enacted pursuant to the Dodd Frank legislation may pose similar risks and increase our costs. The new DFARS cyber-security requirements may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cyber-security requirements.

•
The U.S. government or a defense prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.

•	The U.S. government or a defense prime contractor customer could require us to enter into a firm fixed price or cost-plus contract that could negate our cost efficiency initiatives.

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
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2018, both Lockheed Martin Corporation and Raytheon Company accounted for 19% of our total net revenues. In fiscal 2017, Lockheed Martin Corporation accounted for 20% of our total net revenues and Raytheon Company accounted for 16% of our total net revenues. In fiscal 2016, Lockheed Martin Corporation accounted for 23% of our total net revenues and Raytheon Company accounted for 20% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
We are dependent on sales for radar applications for a large portion of our revenues. Sales related to radar applications accounted for 32%, 37%, and 52% of our total net revenues for fiscal 2018, 2017, and 2016, respectively. While our radar sales relate to multiple different platforms and defense programs, our revenues are largely dependent upon our customers incorporating our products into radar applications. For the fiscal years ended June 30, 2018 and 2017, no single program individually comprised ten percent or more of our revenues. For the fiscal year ended June 30, 2016, the Surface Electronic Warfare Improvement Program ("SEWIP") and Aegis programs comprised 12% and 10% of our revenues, respectively. Loss of a significant radar program could adversely affect our results of operations.
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
Our growth strategy includes developing new products, adding new customers within our existing markets, and entering new markets, developing our manufacturing capabilities, as well as identifying and integrating acquisitions and achieving revenue and cost synergies and economies of scale. Our ability to compete in new markets will depend upon a number of factors including, among others:

•	our ability to create demand for products in new markets;

•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;

•	our ability to increase our market visibility and penetration with the prime defense contractors;

•	our ability to develop a reputation as a best-of-breed technology provider;

•	the quality of our new products;

•	our ability to respond rapidly to technological change;

•	our ability to increase our in-house manufacturing capacity and utilization; and

•	our ability to successfully integrate any acquisitions that we make and achieve revenue and cost synergies and economies of scale.
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

•	failure to rationalize business and information systems and to expand the IT infrastructure and security protocols throughout the enterprise;

•	volatility associated with accounting for earn-outs in a given transaction;

•	entering markets in which we have no, or limited, prior experience;

•	potential loss of key employees; and

•	adversely affect our internal control over financial reporting before the acquiree's complete integration into our control environment.
In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing shareholders’ ownership percentages;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms, or not be able to obtain financing on any terms at all;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

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
We may not realize the expected benefits, including synergies, of the recent acquisitions of Themis Computer and Germane Systems because of integration difficulties and other challenges.
While we expect the Themis and Germane acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating such businesses with our existing business. The integration process may be complex, costly and time consuming.
The difficulties of integrating the operations of Themis and Germane include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, business systems, information and communications systems, and other infrastructure items;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain key customers;

•	failure to rationalize our supply chain;

•	operating risks inherent in Themis and Germane and our business;

•	the impact of any assumed legal proceedings;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses, charges and liabilities related to the acquisitions of Themis and Germane.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that Mercury and its recent acquisitions of Themis and Germane had achieved or might achieve separately. In addition, we may not accomplish the integration of these businesses smoothly, successfully or within the anticipated costs or timeframe. Further, we will incur implementation costs relative to these anticipated cost synergies, and our expectations with respect to integration or synergies as a result of these acquisitions may not materialize. Accordingly, you should not place undue reliance on our anticipated synergies.
The market price of our common stock may decline as a result of our M&A activity.
The market price of our common stock may decline as a result of our merger and acquisition activity if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Themis and Germane are not realized. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.
We may incur substantial indebtedness.
In June 2017, we amended our revolving credit facility, increasing and extending the facility into a $400.0 million, 5-year revolving credit line expiring in June 2022 ("the Revolver"). In connection with the amendment, we repaid the remaining principal on our term loan using cash on hand. At June 30, 2018, drawings on the Revolver were $195.0 million and we drew an additional $45.0 million on the Revolver for our acquisition of Germane in July 2018.
Subject to the limits contained in the Revolver, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:

•
making it more difficult for us to satisfy our obligations under our debt instruments, including, without limitation, the Revolver; and if we fail to comply with these requirements, an event of default could result;

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
In addition, the Revolver contains restrictive covenants that may limit our ability to engage in activities that are in our long term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt. And, if we were unable to repay the amounts due and payable, the lenders under the Revolver could proceed against the collateral granted to them to secure that indebtedness.
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
At June 30, 2018, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $497.4 million and $177.9 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our recent acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
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
In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While there has been no significant impact on our contract manufacturers to date, future acquisitions could potentially have an adverse effect on our working relationships with contract manufacturers. Moreover, we currently rely primarily on two contract manufacturers, Benchmark Electronics, Inc. and Omega Electronics Manufacturing Services. The failure of these contract manufacturers to fill our orders on a timely basis or in accordance with our customers’ specifications could result in a loss of revenues and damage to our reputation. We may not be able to replace these contract manufacturer in a timely manner or without significantly increasing our costs if such contract manufacturer were to experience financial difficulties or other problems that prevented it from fulfilling our order requirements.
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
We market and sell products in international markets, have established sales offices and subsidiaries in the United Kingdom and Japan and, as part of the acquisitions of CES, RTL, and Themis, we now have manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain, Canada, and France. Revenues from international operations accounted for 9%, 7%, and 4% of our total net revenues in fiscal 2018, 2017, and 2016, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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
With the acquisition of CES in fiscal 2017, we acquired a pension plan (the "Plan") for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our consolidated balance sheet at June 30, 2018. The funded status may vary from year to year due to changes in the fair value of Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of June 30, 2018, we had a liability of $6.1 million in other non-current liabilities representing the net under-funded status of the Plan.
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
Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently or otherwise obtain and use information from our supply chain that we regard as proprietary and we may be unable to successfully identify or prosecute unauthorized uses of our technology. Furthermore, with respect to our issued patents and patent applications, we cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents (and patent applications) and other proprietary rights held by us.
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
Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. As a result of our commitment to invest in research and development, spending levels of research and development expenses as a percentage of revenues may fluctuate in the future. In addition, defense prime contractors could increase their requirement for sub-contractors, such as Mercury, to increase their share in the research and development costs for new programs and design wins.

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
Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	delays in completion of internal product development projects;

•	delays in shipping hardware and software;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to our served markets;

•	changes in customer order patterns;

•	production delays due to quality problems with outsourced components;

•	inability to scale quick reaction capability products due to low product volume;

•	shortages and costs of components;

•	delays due to the implementation of new tariffs or other trade barriers;

•	the timing of product line transitions;

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology;

•	inability to realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits;

•	potential asset impairment, including goodwill and intangibles, or restructuring charges; and

•	changes in estimates of completion on fixed price service engagements.
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
We rely on the significant experience and specialized expertise of our senior management, engineering and operational staff and must retain and attract qualified and highly skilled personnel in order to grow our business successfully.
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
Our future success also depends on our ability to timely identify, attract, hire, train, retain and motivate highly skilled managerial and operational personnel as we continue our pace of growth. In addition, our ability to maintain growth as a portion of our workforce nears retirement is dependent upon our ability to adapt to the pending changes in our workforce demographics. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly. Further, stock price volatility and improvements in the economy could impact our ability to attract and retain key personnel.
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
As a leading commercial provider to critical defense programs, our business may be subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs. Like all DOD contractors that process, store or transmit controlled unclassified information, we must meet DFARS minimum security standards or risk losing our DOD contracts. We securely store our designs, schematics, and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches from external sources or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involved loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.
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
We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future business acquisitions. Our older information technology systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology systems and infrastructure may lead to operational inefficiencies and increased compliance costs and risks. In addition, an inability to maximize the utility and benefit of our current information technology tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.
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
The Massachusetts Business Corporation Act permits directors to look beyond the interests of shareholders and consider other constituencies in discharging their duties.  In determining what the director of a Massachusetts corporation reasonably believes to be in the best interests of the corporation, a director may consider the interests of the corporation's employees, suppliers, creditors and customers, the economy of the state, the region and the nation, community and societal considerations, and the long-term and short-term interests of the corporation and its shareholders, including the possibility that these interests may be best served by the continued independence of the corporation.  This provision of Massachusetts law could reduce the likelihood that we may be acquired in a transaction that our shareholders consider to be attractive.
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
Our stock price, like that of other technology companies, has been volatile. The stock market in general and technology companies in particular may continue to experience volatility. The stock prices for companies in the defense technology industry may continue to remain volatile given the uncertainty and timing of funding for defense programs. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Our low stock trading volume and small cap status could hamper existing and new shareholders from gaining a meaningful position in our stock. In addition, the continued threat of terrorism in the United States and abroad and the resulting military action and heightened security measures undertaken in response to threats may cause continued volatility in securities markets. Market rumors or the dissemination of false or misleading information may impact our stock price. When the market price of a stock has been volatile, holders of that stock will sometimes issue securities class action litigation against the company that issued the stock. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.
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
We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

•	further develop or enhance our customer base;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States and elsewhere;

•	hire, train and retain employees;

•	market our software solutions, services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth our significant properties as of June 30, 2018:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2029
Hudson, NH	100,111	Leased, expiring 2024
Phoenix, AZ	73,729	Leased, expiring 2020
Oxnard, CA	72,673	Leased, expiring 2025
Fremont, CA	53,713	Leased, expiring 2023
Cypress, CA	42,770	Leased, expiring 2021
Geneva, CH	27,287	Leased, expiring 2027
Camarillo, CA	25,017	Leased, expiring 2020
The Company actively manages its facilities and is in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2020. In addition, we lease a number of smaller offices around the world primarily for sales. For financial information regarding obligations under our leases, see Note K to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend our self vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position.
On July 10, 2018, a securities class action complaint was filed against us, Mark Aslett, and Gerald M. Haines II in the U.S. District Court for the District of Massachusetts. The complaint asserts Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of our stock from October 24, 2017 to April 24, 2018.  The complaint alleges that our public disclosures in SEC filings and on earnings calls were false and/or misleading.  We believe the claims in the complaint are without merit and intend to defend our self vigorously.

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
Mark Aslett, age 50, joined Mercury in 2007 and has served as the President and Chief Executive Officer and as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications- North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.
Christopher C. Cambria, age 60, joined Mercury in 2016 as Senior Vice President, General Counsel, and Secretary and was appointed Executive Vice President, General Counsel, and Secretary in 2017. Prior to joining Mercury, he was Vice President, General Counsel, and Secretary of Aerojet Rocketdyne Holdings, Inc. from 2012 to 2016 and Vice President, General Counsel from 2011 to 2012. He was with L-3 Communications Holdings, Inc. from 1997 through 2009 serving as Senior Vice President and Senior Counsel, Mergers and Acquisitions from 2006 to 2009, Senior Vice President, Secretary and General Counsel from 2001 to 2006, and Vice President, General Counsel and Secretary from 1997 to 2001. Prior to L-3, Mr. Cambria was an Associate with Fried, Frank, Harris, Shriver & Jacobson and Cravath, Swaine & Moore.
Michael D. Ruppert, age 44, joined Mercury in 2014 as Senior Vice President, Strategy and Corporate Development and in 2017 was named Executive Vice President, Strategy and Corporate Development. In 2018 Mr. Ruppert was appointed the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining Mercury, from 2013 to 2014, Mr. Ruppert was Co-Founder and Managing Partner of RS Partners, LLC, a boutique advisory firm focused on the aerospace & defense industries. Prior to that, he was a Managing Director at UBS Investment Bank where he led the defense investment banking practice from 2011 to 2013. Mr. Ruppert also held positions in the investment banking divisions at Lazard Freres & Co from 2008 to 2011 and at Lehman Brothers from 2000 to 2008.
Didier M.C. Thibaud, age 57, joined Mercury in 1995, and has served as our Executive Vice President, Chief Operating Officer since 2016. He served as the President of our Mercury Commercial Electronics business unit from 2012 to 2016 and the President of our Advanced Computing Solutions business unit from 2007 to 2012. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2018 Fourth quarter	$49.35	$30.11
Third quarter	$52.59	$41.64
Second quarter	$55.00	$47.69
First quarter	$52.00	$39.96
2017 Fourth quarter	$43.15	$36.09
Third quarter	$40.86	$29.31
Second quarter	$32.75	$22.31
First quarter	$26.37	$21.52
As of July 31, 2018, we had 312 record shareholders and 20,920 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended June 30, 2018:

Period of Net Share Settlement	Total Number of Shares Net Settled (1)	Average Price Per Share
July 1, 2017 - September 30, 2017	295	$46.96
October 1, 2017 - December 31, 2017	19	$51.24
January 1, 2018 - March 31, 2018	4	$48.16
April 1, 2018 - June 30, 2018	11	$34.93
Total	329
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
Share Repurchase Plans
During fiscal 2018, we had no active share repurchase programs.
Equity Compensation Plans
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
The following table summarizes certain historical consolidated financial data, restated for discontinued operations, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Net revenues	$493,184	$408,588	$270,154	$234,847	$208,729
Income (loss) from operations	$46,985	$37,403	$23,973	$18,355	$(7,405)
Income (loss) from continuing operations	$40,883	$24,875	$19,742	$14,429	$(4,072)
Adjusted EBITDA(1)	$115,362	$93,921	$57,274	$44,414	$23,522
Net earnings (loss) per share from continuing operations:
Basic	$0.88	$0.59	$0.58	$0.45	$(0.13)
Diluted	$0.86	$0.58	$0.56	$0.44	$(0.13)

	As of June 30,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Working capital	$260,063	$173,351	$177,748	$142,472	$127,375
Total assets	$1,064,480	$815,745	$736,496	$386,880	$373,712
Long-term obligations	$220,909	$17,483	$195,808	$3,457	$13,635
Total shareholders’ equity	$771,891	$725,417	$473,044	$350,138	$327,147

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
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, we are pioneering a next-generation defense electronics business model designed to meet the industry's current and emerging business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, Precision Guidance Kit ("PGK"), ProVision, P1, and AIDEWS. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
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
As of June 30, 2018, we had 1,320 employees. During 2018, the growth in our headcount resulted in us exceeding the threshold for qualifying as a "small business" for government contract purposes. The revenues received as a result of small business set aside funding are not considered material.
Our consolidated revenues, net income, earnings per share ("EPS"), adjusted EPS and adjusted EBITDA for fiscal 2018 were $493.2 million, $40.9 million. $0.86, $1.42 and $115.4 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

BUSINESS DEVELOPMENTS:
FISCAL 2018
On February 1, 2018, we acquired Themis Computer ("Themis"). Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets. The acquisition and transaction related expenses were funded with borrowings obtained under our existing revolving credit facility ("the Revolver").
On July 3, 2017, we acquired Richland Technologies, LLC ("RTL"). RTL specializes in safety-critical and high integrity systems, software and hardware development as well as safety-certification services for mission-critical applications, and is a leader in safety-certifiable embedded graphics software for commercial and military aerospace applications. The acquisition and transaction related expenses were funded with cash on hand. The acquisition had an immaterial impact to the Company’s results of operations.
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

RESULTS OF OPERATIONS:
FISCAL 2018 VS. FISCAL 2017
Results of operations for the twelve month period ended June 30, 2017 includes only results from the acquisition dates for CES and Delta. Results of operations for the twelve month period ended June 30, 2018 includes only results from the acquisition dates for RTL and Themis, which were acquired subsequent to June 30, 2017. Accordingly, the periods presented below are not directly comparable.
The following tables set forth, for the periods indicated, financial data from the consolidated statements of operations:

(In thousands)	Fiscal 2018	As a % of Total Net Revenue	Fiscal 2017	As a % of Total Net Revenue
Net revenues	$493,184	100.0%	$408,588	100.0%
Cost of revenues	267,326	54.2	217,045	53.1
Gross margin	225,858	45.8	191,543	46.9
Operating expenses:
Selling, general and administrative	88,365	17.9	76,491	18.7
Research and development	58,807	11.9	54,086	13.2
Amortization of intangible assets	26,004	5.3	19,680	4.8
Restructuring and other charges	3,159	0.7	1,952	0.5
Acquisition costs and other related expenses	2,538	0.5	1,931	0.5
Total operating expenses	178,873	36.3	154,140	37.7
Income from operations	46,985	9.5	37,403	9.2
Interest income	32	—	462	0.1
Interest expense	(2,850)	(0.6)	(7,568)	(1.9)
Other (expense) income, net	(1,594)	(0.3)	771	0.2
Income before income taxes	42,573	8.6	31,068	7.6
Tax provision	1,690	0.3	6,193	1.5
Net income	$40,883	8.3%	$24,875	6.1%
REVENUES

(In thousands)	Fiscal 2018	As a % of Total Net Revenue	Fiscal 2017	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$433,438	88%	$404,632	99%	$28,806	7%
Acquired revenue	59,746	12%	3,956	1%	55,790	1,410%
Total revenues	$493,184	100%	$408,588	100%	$84,596	21%
Total revenues increased $84.6 million, or 21%, to $493.2 million during fiscal 2018 compared to $408.6 million during fiscal 2017 including "Acquired revenue" which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenues is primarily attributed to higher revenues associated with the F-35, Aegis, MoDREx, PGK, and E2D Hawkeye programs and the increase of $55.8 million of Acquired revenue. These increases were partially offset by lower revenues from a large ground based radar program.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, increased $16.2 million to $83.1 million during fiscal 2018 compared to $66.9 million during fiscal 2017. International revenues represented 17% and 16% of total revenues during fiscal 2018 and 2017, respectively.
Revenues from Command, Control, Communications, Computers, and Intelligence ("C4I"), Other Sensor and Effector, Radar and Electronic Warfare ("EW") increased by $55.7 million, $20.4 million, $9.3 million and $8.4 million, respectively, during fiscal 2018 as compared to fiscal 2017. The C4I increase was driven primarily by the F-35 program as well as Acquired revenue from the Themis acquisition, partially offset by lower revenue from the ProVision program. The Other Sensor and Effector increase was driven primarily by the Digital Electronic Warfare System ("DEWS") and Advanced Medium Range Air to Air Missile ("AMRAAM") programs. The Radar increase was primarily driven by the Aegis and E2D Hawkeye programs, partially offset by lower revenues from a large ground based radar program. The EW increase was primarily driven by the MoDREx and Surface Electronic Warfare Improvement Program ("SEWIP") programs, partially offset by lower revenues from the Miniature Air Launched Decoy ("MALD") program. These end application increases were partially offset by a decrease of $9.2 million related to component and other sales where the end use is not specified during fiscal 2018 as compared to fiscal 2017.
Revenues from components, modules and sub-assemblies, and integrated subsystems increased by $37.3 million, $32.8 million, and $14.5 million, respectively, during fiscal 2018 as compared to fiscal 2017. The components increase was driven primarily by the PGK and F-35 programs. The increase in modules and sub-assemblies was driven by the SEWIP and MoDREx programs, partially offset by lower revenues from the DEWS program. The increase in integrated subsystems was primarily due to higher revenues from the Aegis and E2D Hawkeye programs, as well as Acquired revenue from the Themis acquisition, partially offset by lower revenues from a large ground based radar program.
GROSS MARGIN
Gross margin was 45.8% for fiscal 2018, a decrease of 110 basis points from the 46.9% gross margin achieved in fiscal 2017. The lower gross margin in fiscal 2018 was primarily due to lower margin product mix, which was partially offset by lower inventory step-up amortization of $1.7 million related to our acquired businesses compared to fiscal 2017.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $11.9 million, or 16%, to $88.4 million during fiscal 2018 as compared to $76.5 million during fiscal 2017. The increase was primarily due to added headcount from our recent acquisitions of Delta, RTL and Themis and higher compensation related costs. Selling, general and administrative expenses decreased as a percentage of revenue to 17.9% during fiscal 2018 from 18.7% during fiscal 2017 due to higher revenues and improved operating leverage in fiscal 2018 compared to fiscal 2017.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $4.7 million, or 9%, to $58.8 million during fiscal 2018 compared to $54.1 million for fiscal 2017. The increase was primarily due to added headcount from our recent acquisitions of Delta, RTL and Themis and higher compensation related costs. These increases were partially offset by increased customer funded development. Research and development expenses accounted for 11.9% and 13.2% of our revenues during fiscal 2018 and fiscal 2017, respectively. The decrease was primarily driven due to higher revenues in fiscal 2018 compared to fiscal 2017.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $6.3 million to $26.0 million during fiscal 2018 compared to $19.7 million for fiscal 2017, primarily due to the full year impact of amortization from the acquisitions of CES and Delta, as well as the amortization from the RTL and Themis acquisitions.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased $1.2 million, or 62%, to $3.2 million during fiscal 2018 compared to $2.0 million in fiscal 2017. The increase was primarily driven by higher severance costs related to the separation of 38 employees primarily in R&D and operations functions. Fiscal 2017 included severance related activities associated with the closure of our former Manteca, California location and facility related charges from our former Chelmsford, Massachusetts headquarters facility, which was relocated to Andover, Massachusetts during fiscal 2017. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $2.5 million of acquisition costs and other related expenses during fiscal 2018, compared to $1.9 million during fiscal 2017. The acquisition costs and other related expenses incurred during fiscal 2018 primarily related to the acquisitions of Themis and RTL during fiscal 2018, as well as expenses associated with the acquisition of Germane Systems ("Germane") in early fiscal 2019. The acquisition costs and other related expenses incurred during fiscal 2017 primarily related to the acquisitions of both CES and Delta. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities within the entire sensor processing chain.
INTEREST INCOME
Interest income decreased to less than $0.1 million in fiscal 2018, compared to $0.5 million in fiscal 2017 due to lower average balances of cash on hand throughout the year.

INTEREST EXPENSE
Interest expense for fiscal 2018 decreased $4.7 million to $2.9 million compared to fiscal 2017 interest expense of $7.6 million. Fiscal 2017 included a $5.8 million cash interest expense and $1.8 million of amortization of debt issuance costs related to the full year impact of our former term loan, which was repaid in the fourth quarter. During fiscal 2018, we incurred $2.9 million in cash interest expense on the Revolver in order to facilitate the acquisition of Themis.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net decreased $2.4 million to $(1.6) million during fiscal 2018 compared to $0.8 million in fiscal 2017. The increase in other expense, net was primarily due to $2.4 million in financing and registration fees incurred during fiscal 2018 compared to $0.6 million in fiscal 2017. Other income, net in fiscal 2017 includes $0.9 million related to the amortization of the gain on the sale leaseback of our former corporate headquarters. The decrease in other (expense) income, net was offset by $0.6 million foreign exchange gain compared to a $0.3 million gain during the same period in fiscal 2017.
INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act has impacted the U.S. corporate tax rate that we will use going forward, which has been reduced to 21% from 35%. As we have a June 30 fiscal year-end, the lower U.S. corporate tax rate will be phased in, resulting in a U.S. corporate tax rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. In addition to the reduced U.S. corporate tax rate we also expect to benefit from the immediate deduction for certain new investments. The Tax Act also includes items that we expect will increase our tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on deductions for executive compensation. To transition to the reduced U.S. corporate tax rate, adjustments were required to be made to our U.S. deferred tax assets and liabilities, as well as discrete tax items recorded prior to the Tax Act. For the year ended June 30, 2018, these adjustments resulted in a tax benefit of $0.9 million. The Tax Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through December 31, 2017. We had an estimated $5.6 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $0.8 million of income tax expense for the year ended June 30, 2018. The actual effective tax rate may be materially different than the U.S. corporate tax rate (including being higher) based on the availability and impact of various other adjustments including but not limited to state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from GAAP income.
The effective tax rate for fiscal 2018 differed from the federal statutory rate primarily due to benefits related to research and development tax credits, domestic manufacturing deductions, excess tax benefits for equity compensation, and acquired tax attributes. These benefits are partially offset by additional tax expense for state and local income taxes, non-deductible officer compensation and non-deductible equity compensation. During fiscal 2018 and 2017, we recognized a discrete tax benefit of $7.9 million and $4.1 million, respectively, related to excess tax benefits on stock-based compensation. The discrete tax benefit for fiscal 2018 included the enactment of the Tax Act. The benefit is the result of the increase in value from the stock award between the grant date and the vest date. Fiscal 2018 also included discrete tax benefits of $3.7 million derived from new information obtained about net operating loss carry-forwards of the Carve-Out Business acquired from Microsemi Corporation in May 2016. The discrete items disclosed above for fiscal 2018 included the effect of the Tax Act.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, and the FASB. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined, primarily related to the changes in the taxation of foreign earnings and the deductibility of expenses. These changes contained in the Tax Act could have a material impact on our future U.S. tax expense.
FISCAL 2017 VS. FISCAL 2016
Results of operations for the twelve month period ended June 30, 2016 does not include results for CES and Delta since both businesses were acquired subsequent to June 30, 2016 and includes only two months results for the Carve-Out Business. Accordingly, the periods presented below are not directly comparable.

The following tables set forth, for the periods indicated, financial data from the consolidated statement of operations:

(In thousands)	Fiscal 2017	As a % of Total Net Revenue	Fiscal 2016	As a % of Total Net Revenue
Net revenues	$408,588	100.0%	$270,154	100.0%
Cost of revenues	217,045	53.1	142,535	52.8
Gross margin	191,543	46.9	127,619	47.2
Operating expenses:
Selling, general and administrative	76,491	18.7	52,952	19.6
Research and development	54,086	13.2	36,388	13.4
Amortization of intangible assets	19,680	4.8	8,842	3.2
Restructuring and other charges	1,952	0.5	1,240	0.5
Impairment of long-lived assets	—	—	231	0.1
Acquisition costs and other related expenses	1,931	0.5	3,993	1.5
Total operating expenses	154,140	37.7	103,646	38.3
Income from operations	37,403	9.2	23,973	8.9
Interest income	462	0.1	131	—
Interest expense	(7,568)	(1.9)	(1,172)	(0.4)
Other income, net	771	0.2	2,354	0.9
Income before income taxes	31,068	7.6	25,286	9.4
Tax provision	6,193	1.5	5,544	2.1
Net income	$24,875	6.1%	$19,742	7.3%
REVENUES

(In thousands)	Fiscal 2017	As a % of Total Net Revenue	Fiscal 2016	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$277,699	68%	$253,516	94%	$24,183	10%
Acquired revenue	130,889	32%	16,638	6%	114,251	687%
Total revenues	$408,588	100%	$270,154	100%	$138,434	51%
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
GROSS MARGIN
Gross margin was 46.9% for fiscal 2017, a decrease of 30 basis points from the 47.2% gross margin achieved in fiscal 2016. The lower gross margin in fiscal 2017 was primarily due to inventory step-up amortization related to the Carve-Out Business, CES and Delta of $2.8 million, $0.7 million, and $0.2 million, respectively, partially offset by production cost efficiencies and acquisition integration synergies, as well as the continuing ramp up of our insourced U.S. manufacturing operations. The remaining $0.6 million of inventory step-up was amortized into cost of goods sold over the first four months of fiscal 2018.
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
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased $0.7 million, or 58%, to $1.9 million during fiscal 2017 compared to $1.2 million in fiscal 2016. The increase was driven by the severance related activities associated with the closure of our Manteca, California facility in fiscal 2018. We also incurred facility related charges through April 2017, as we were unable to sublease the unoccupied portion of our former Chelmsford, Massachusetts headquarters facility. We relocated our headquarters to Andover, Massachusetts in March 2017. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
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
OTHER INCOME, NET
Other income, net decreased $1.6 million to $0.8 million during fiscal 2017 compared to $2.4 million in fiscal 2016. During fiscal 2016 we realized $1.9 million gain on the settlement of escrow litigation, which was associated with our fiscal 2012 acquisition of KOR Electronics. Other income includes $0.9 million and $1.2 million related to the amortization of the gain on the sale leaseback of our former corporate headquarters during fiscal 2017 and fiscal 2016, respectively. In fiscal 2017, we realized $0.3 million foreign exchange gain compared to $0.2 million loss during the same period in fiscal 2016. We incurred bank operating fees of $0.6 million and $0.4 million during fiscal 2017 and 2016, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our revolving credit facility and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures. We plan to invest in improvements to our new facilities during fiscal 2019.
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
Revolving Credit Facilities
In June 2017, we amended the Revolver, increasing and extending it into a $400.0 million, 5-year revolving credit line expiring in June 2022. In connection with the amendment, we repaid the remaining outstanding principal and interest on our term loan using cash on hand. To facilitate the acquisition of Themis, we drew $195.0 million from the Revolver, with the higher amount reflecting an estimated adjustment for working capital. See Note L in the accompanying consolidated financial statements for further discussion of the Revolver.
Accounts Receivable Factoring
On December 21, 2017, we executed a Master Receivables Purchase Agreement (the “Purchase Agreement”) with Bank of America, N.A. (the “Bank”) for the sale of certain eligible accounts receivable balances of the Company, up to a maximum of $30.0 million. Factoring under the Purchase Agreement is treated as a true sale of accounts receivable by us. We have continued involvement in servicing accounts receivable under the Purchase Agreement, but have no significant retained interests related to the factored accounts receivable.
Proceeds from amounts factored are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. Cash flows attributable to factoring are reflected as cash flows from operating activities in our consolidated statements of cash flows. Factoring fees are included as selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

We factored accounts receivable and incurred factoring fees of $18.8 million and $0.1 million, respectively, during the second quarter of fiscal 2018. We did not factor any accounts receivable or incur any factoring fees during the second half of fiscal 2018.
CASH FLOWS

	For the Years Ended June 30,
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$43,321	$59,146	$36,940
Net cash used in investing activities	$(200,877)	$(111,087)	$(318,208)
Net cash provided by financing activities	$182,937	$11,338	$284,894
Net increase (decrease) in cash and cash equivalents	$24,884	$(40,054)	$4,105
Cash and cash equivalents at end of year	$66,521	$41,637	$81,691
Our cash and cash equivalents increased by $24.9 million during fiscal 2018 primarily as the result of $43.3 million provided by operating activities and net borrowings under the credit facility of $195.0 million. These increases were offset by $185.4 million used in acquisition activities, $15.5 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards and $15.1 million invested in purchases of property and equipment.
Operating Activities
During fiscal 2018, we generated $43.3 million in cash from operating activities compared to $59.1 million in cash generated from operating activities in fiscal 2017. The decrease was primarily a result of higher cash uses for income tax payables, accounts payables, accounts receivables and inventory. The decrease was partially offset by higher comparable net income, additional depreciation and amortization expense and deferred revenues and customer advances.
During fiscal 2017, we generated $59.1 million in cash from operating activities compared to $36.9 million in cash generated from operating activities in fiscal 2016. The increase was primarily a result of less cash used for income taxes payable as well as increased collections from accounts receivable. This increase was partially offset by higher cash uses for inventory purchases and a lower source of cash for accounts payable and accrued expenses.
Investing Activities
During fiscal 2018, we used cash of $200.9 million in investing activities compared to $111.1 million used during fiscal 2017. The increase was primarily driven by $185.4 million used in the acquisitions of Themis and RTL, during fiscal 2018 compared to $77.8 million primarily used in the acquisitions of CES and Delta during fiscal 2017. The increase in cash used for investing activities was partially offset by decreased purchases of property and equipment of $17.7 million.
During fiscal 2017, we used cash of $111.1 million in investing activities compared to $318.2 million used during fiscal 2016. The decrease is primarily due to the acquisition of the Carve-Out Business for $300.0 million during fiscal 2016 compared to $77.8 million primarily used in the acquisitions of CES and Delta during fiscal 2017. The decrease in cash used for investing activities was partially offset by increased purchases of property and equipment of $25.0 million.
Financing Activities
During fiscal 2018, we had $195.0 million of net borrowings that were drawn against the Revolver. These net borrowings were offset by $15.5 million in payments related to the retirement of common stock used to settle employees’ tax liabilities associated with vesting of restricted stock awards. As a result of these activities, we generated net cash of $182.9 million from financing activities during fiscal 2018.
During fiscal 2017, we closed a follow on offering which generated $215.7 million of cash.  We utilized a portion of these proceeds to pay down the remaining principal balance of the term loan. As a result of these activities, we generated net cash of $11.3 million from financing activities during fiscal 2017.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2018:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$62,612	$8,790	$16,762	$14,196	$22,864
Purchase obligations	50,285	50,285	—	—	—
	$112,897	$59,075	$16,762	$14,196	$22,864

Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $50.3 million at June 30, 2018.
We have a liability at June 30, 2018 of $1.0 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
We may elect from time to time to purchase and subsequently retire shares of common stock in order to settle individual employees’ tax liability associated with vesting of restricted stock awards. These transactions would be treated as a use of cash in financing activities in our statement of cash flows.
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
RELATED PARTY TRANSACTIONS
During fiscal 2018 and 2017, we did not engage in any related party transactions.
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income from continuing operations, adjusted earnings per share ("adjusted EPS") and free cash flow.
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

The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2018	2017	2016
Income from continuing operations	$40,883	$24,875	$19,742
Interest expense, net	2,818	7,106	1,041
Tax provision	1,690	6,193	5,544
Depreciation	16,273	12,589	6,900
Amortization of intangible assets	26,004	19,680	8,842
Restructuring and other charges (1)	3,159	1,952	1,240
Impairment of long-lived assets	—	—	231
Acquisition and financing costs	4,928	2,389	4,701
Fair value adjustments from purchase accounting (2)	1,992	3,679	1,384
Litigation and settlement expense (income), net	—	117	(1,925)
Stock-based and other non-cash compensation expense	17,615	15,341	9,574
Adjusted EBITDA	$115,362	$93,921	$57,274
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for fiscal year 2018 relate to Themis, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2017 relate to the Carve-Out Business, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2016 relate to the Carve-Out Business inventory step-up amortization.
Adjusted income from continuing operations and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income from continuing operations as income before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based compensation and other non-cash compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
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

The following table reconciles income from continuing operations and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income from continuing operations and adjusted EPS:

	Year Ended June 30,
(In thousands, except per share data)	2018		2017		2016
Income from continuing operations and diluted earnings per share	$40,883	$0.86	$24,875	$0.58	$19,742	$0.56
Amortization of intangible assets	26,004		19,680		8,842
Restructuring and other charges (1)	3,159		1,952		1,240
Impairment of long-lived assets	—		—		231
Acquisition and financing costs	4,928		2,389		4,701
Fair value adjustments from purchase accounting (2)	1,992		3,679		1,384
Litigation and settlement expense (income), net	—		117		(1,925)
Stock-based and other non-cash compensation expense	17,615		15,341		9,574
Impact to income taxes (3)	(27,269)		(18,602)		(9,975)
Adjusted income from continuing operations and adjusted earnings per share	$67,312	$1.42	$49,431	$1.15	$33,814	$0.96

Diluted weighted-average shares outstanding		47,471		43,018		35,097

(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for fiscal year 2018 relate to Themis, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2017 relate to the Carve-Out Business, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2016 relate to the Carve-Out Business inventory step-up amortization.
(3) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from continuing operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended June 30,
(In thousands)	2018	2017	2016
Cash provided by operating activities	$43,321	$59,146	$36,940
Capital expenditures	(15,106)	(32,844)	(7,885)
Free cash flow	$28,215	$26,302	$29,055
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

REVENUE RECOGNITION
We recognize revenue using three different types of accounting methods: ship and bill, multiple-deliverable arrangements and contract accounting which encompass the percentage of completion, completed contract and time and materials methods. Ship and bill revenues, multiple-deliverable arrangements and contract accounting revenues totaled 44%, 35%, and 21% of total Company revenues in fiscal 2018, respectively.
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
Our analysis of these contracts also contemplates whether contracts should be combined or segmented in accordance with the applicable criteria under GAAP. We combine closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of June 30, 2018, approximately $0.4 million of these costs were in accrued expenses on our balance sheet.
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

INVENTORY VALUATION
We value our inventory at the lower of cost (first-in, first-out) or its net realizable value. We write down inventory for excess and obsolescence based upon assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary. Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.
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
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by ASC 350, Intangibles-Goodwill and Other, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Sensor and Mission Processing (“SMP”), Advanced Microelectronic Solutions (“AMS”) and Mercury Defense Systems (“MDS”) were 10.0%, 8.0%, and 8.0%. The annual testing indicated that the fair values of our SMP, AMS, and MDS reporting units significantly exceeded their carrying values, and thus no further testing was required.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017. In accordance with this standard, we will adopt the new standard effective July 1, 2018.
The new standard permits adoption by using either (i) a retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We will adopt the standard using the retrospective approach. We have developed an implementation plan in adopting this standard and completed the assessment phase. Further, we have evaluated our policies in relation to our internal controls framework. This assessment included identification, consideration, and quantification of the impact of the new standard on our financial statements, accounting policies, processes, control environment and systems. The outcome of this assessment included implementation of supporting processes and systems that enable timely and accurate reporting under the new standard. We do not expect a significant change in our control environment due to the adoption of the new standard. The adoption of the new standard will also result in additional disclosures around the nature and timing of our performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by us.
We believe that, based on our assessment, upon adoption, the new standard will not have a material impact to the amount or timing of revenue recognition related to our legacy accounting methods including ship and bill arrangements, multiple-deliverable arrangements and contract accounting arrangements, which encompassed the legacy percentage of completion, completed contract and time and materials methods. As a result of adoption, we do not expect a material impact to the financial statements presented.
In connection with the adoption of the new standard, there is a requirement to capitalize certain incremental costs of obtaining a contract, which for us primarily comprises commission expenses for internal and external sales representatives. Any such costs required to be capitalized would be amortized over the period of performance for the underlying contracts. We expect to elect the practical expedient under the new standard whereby costs associated with contracts that have a duration less than one year would be expensed as incurred. We have completed the evaluation of capitalizing costs to obtain a contract, noting that the impact related to these costs would be limited to commissions on contracts with a duration exceeding one year. The impact is not expected to be material.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for us on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. We are continuing to evaluate our population of leases to determine the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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
In March 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects for Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. This ASU permits a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income ("AOCI") to retained earnings. The amounts applicable for reclassification should include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts and Jobs Act of 2017 related to the items remaining in AOCI. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. For all entities, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that annual period, and early adoption is permitted. We are evaluating the effect that ASU 2018-02 will have on our consolidated financial statements and related disclosures.

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
INTEREST RATE RISK
Our exposure to interest rate risk is related primarily to our investment portfolio and the Revolver.
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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps will be designated as cash flow hedges. There were no swaps outstanding at June 30, 2018. As of June 30, 2018, there were outstanding borrowings of $195 million against the Revolver.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At June 30, 2018 and 2017, we had $66.5 million and $41.6 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. At June 30, 2018, five customers accounted for 54% of our receivables, unbilled receivables and costs in excess of billings. At June 30, 2017, five customers accounted for 53% of our receivables, unbilled receivables and costs in excess of billings.
FOREIGN CURRENCY RISK
We operate primarily in the United States; however, we conduct business outside the United States through our foreign subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of local currencies. Local currencies are used as the functional currency for our non-U.S. subsidiaries. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.
We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury Systems, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Themis Computer (Themis) during fiscal year 2018, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2018, Themis’ internal control over financial reporting associated with 20 percent of total consolidated assets (of which 17 percent represented goodwill and intangible assets included within the scope of the assessment) and 6 percent of total consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Themis.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Boston, Massachusetts
August 16, 2018

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$66,521	$41,637
Accounts receivable, net of allowance for doubtful accounts of $359 and $83 at June 30, 2018 and 2017, respectively	104,040	76,341
Unbilled receivables and costs in excess of billings	39,774	37,332
Inventory	108,585	81,071
Prepaid income taxes	3,761	1,434
Prepaid expenses and other current assets	9,062	8,381
Total current assets	331,743	246,196
Property and equipment, net	50,980	51,643
Goodwill	497,442	380,846
Intangible assets, net	177,904	129,037
Other non-current assets	6,411	8,023
Total assets	$1,064,480	$815,745
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,323	$27,485
Accrued expenses	16,386	20,594
Accrued compensation	21,375	18,406
Deferred revenues and customer advances	12,596	6,360
Total current liabilities	71,680	72,845
Deferred income taxes	13,635	4,856
Income taxes payable	998	855
Long-term debt	195,000	—
Other non-current liabilities	11,276	11,772
Total liabilities	292,589	90,328
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 46,924,238 and 46,303,075 shares issued and outstanding at June 30, 2018 and 2017, respectively	469	463
Additional paid-in capital	590,163	584,795
Retained earnings	179,968	139,085
Accumulated other comprehensive income	1,291	1,074
Total shareholders’ equity	771,891	725,417
Total liabilities and shareholders’ equity	$1,064,480	$815,745
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Years Ended June 30,
	2018	2017	2016
Net revenues	$493,184	$408,588	$270,154
Cost of revenues	267,326	217,045	142,535
Gross margin	225,858	191,543	127,619
Operating expenses:
Selling, general and administrative	88,365	76,491	52,952
Research and development	58,807	54,086	36,388
Amortization of intangible assets	26,004	19,680	8,842
Restructuring and other charges	3,159	1,952	1,240
Impairment of long-lived assets	—	—	231
Acquisition costs and other related expenses	2,538	1,931	3,993
Total operating expenses	178,873	154,140	103,646
Income from operations	46,985	37,403	23,973
Interest income	32	462	131
Interest expense	(2,850)	(7,568)	(1,172)
Other (expense) income, net	(1,594)	771	2,354
Income before income taxes	42,573	31,068	25,286
Tax provision	1,690	6,193	5,544
Net income	$40,883	$24,875	$19,742

Basic net earnings per share	$0.88	$0.59	$0.58
Diluted net earnings per share	$0.86	$0.58	$0.56

Weighted-average shares outstanding:
Basic	46,719	41,986	34,241
Diluted	47,471	43,018	35,097

Comprehensive income:
Net income	$40,883	$24,875	$19,742
Foreign currency translation adjustments	(137)	(93)	171
Pension benefit plan, net of tax	354	220	—
Total other comprehensive income, net of tax	217	127	171
Total comprehensive income	$41,100	$25,002	$19,913
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2018, 2017 and 2016
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2015	32,571	$326	$254,568	$94,468	$776	$350,138
Issuance of common stock under employee stock incentive plans	1,267	12	6,867	—	—	6,879
Issuance of common stock under employee stock purchase plan	88	1	1,217	—	—	1,218
Retirement of common stock	(426)	(4)	(7,951)	—	—	(7,955)
Follow-on public stock offering	5,175	52	92,726	—	—	92,778
Stock-based compensation	—	—	9,666	—	—	9,666
Net income	—	—	—	19,742	—	19,742
Share-based business combination consideration	—	—	407	—	—	407
Foreign currency translation adjustments	—	—	—	—	171	171
Balance at June 30, 2016	38,675	387	357,500	114,210	947	473,044
Issuance of common stock under employee stock incentive plans	976	9	2,747	—	—	2,756
Issuance of common stock under employee stock purchase plan	96	1	2,213	—	—	2,214
Retirement of common stock	(344)	(3)	(8,763)	—	—	(8,766)
Follow-on public stock offering	6,900	69	215,656	—	—	215,725
Stock-based compensation	—	—	15,442	—	—	15,442
Net income	—	—	—	24,875	—	24,875
Foreign currency translation adjustments	—	—	—	—	(93)	(93)
Pension benefit plan, net of tax	—	—	—	—	220	220
Balance at June 30, 2017	46,303	463	584,795	139,085	1,074	725,417
Issuance of common stock under employee stock incentive plans	868	8	655	—	—	663
Issuance of common stock under employee stock purchase plan	82	1	2,781	—	—	2,782
Retirement of common stock	(329)	(3)	(15,505)	—	—	(15,508)
Stock-based compensation	—	—	17,437	—	—	17,437
Net income	—	—	—	40,883	—	40,883
Foreign currency translation adjustments	—	—	—	—	(137)	(137)
Pension benefit plan, net of tax	—	—	—	—	354	354
Balance at June 30, 2018	46,924	$469	$590,163	$179,968	$1,291	$771,891

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net income	$40,883	$24,875	$19,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,277	32,269	15,742
Stock-based compensation expense	17,314	15,341	9,574
Benefit for deferred income taxes	(5,464)	(7,841)	(3,061)
Impairment of goodwill and long-lived assets	—	—	231
Non-cash interest expense	—	1,810	301
Other non-cash items	2,103	(626)	(722)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(22,751)	(14,054)	(25,396)
Inventory	(16,230)	(9,318)	(865)
Prepaid income taxes	(2,327)	1,978	346
Prepaid expenses and other current assets	(361)	(1,270)	2,964
Other non-current assets	296	372	(778)
Accounts payable, accrued expenses and accrued compensation	(5,267)	3,520	18,871
Deferred revenues and customer advances	6,035	(1,621)	(194)
Income taxes payable	(11,187)	9,622	253
Other non-current liabilities	(2,000)	4,089	(68)
Net cash provided by operating activities	43,321	59,146	36,940
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(185,396)	(77,757)	(309,756)
Purchases of property and equipment	(15,106)	(32,844)	(7,885)
Other investing activities	(375)	(486)	(567)
Net cash used in investing activities	(200,877)	(111,087)	(318,208)
Cash flows from financing activities:
Proceeds from equity offering, net	—	215,725	92,778
Proceeds from employee stock plans	3,445	4,970	8,097
Payments for retirement of common stock	(15,508)	(8,766)	(7,955)
Payments under credit facilities	(15,000)	(200,000)	—
Borrowings under credit facilities	210,000	—	194,900
Payments of debt issuance costs	—	(591)	(2,926)
Net cash provided by financing activities	182,937	11,338	284,894
Effect of exchange rate changes on cash and cash equivalents	(497)	549	479
Net increase (decrease) in cash and cash equivalents	24,884	(40,054)	4,105
Cash and cash equivalents at beginning of year	41,637	81,691	77,586
Cash and cash equivalents at end of year	$66,521	$41,637	$81,691
Cash paid during the period for:
Interest	$1,607	$5,758	$1,041
Income taxes	$17,004	$2,834	$7,975
Supplemental disclosures—non-cash activities:
Share-based business combination consideration	$—	$—	$407
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and safety critical mission processing subsystems. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, it is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support primarily to defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, PGK, ProVision, P1, and AIDEWS. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.
On February 1, 2018, the Company acquired Themis Computer ("Themis") on a cash-free, debt-free basis for a total purchase price of approximately $180,000, prior to net working capital and net debt adjustments. Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international defense programs. The acquisition of Themis is consistent with the Company's strategy and will expand its position in the Command, Control, Communications, Computers, and Intelligence ("C4I") market. See Note C to consolidated financial statements.
On July 3, 2017, the Company acquired Richland Technologies, LLC ("RTL") on a cash-free, debt-free basis for a total purchase price of $5,798. Based in Duluth, Georgia, RTL specializes in safety-critical and high integrity systems, software, and hardware development as well as safety-certification services for mission-critical applications. In addition, RTL is a leader in safety-certifiable embedded graphics software for commercial and military aerospace applications. See Note C to consolidated financial statements.
On April 3, 2017, the Company acquired Delta Microwave, LLC (“Delta”) on a cash-free, debt-free basis for a total purchase price of $40,500. Based in Oxnard, California, Delta is a leading designer and manufacturer of high-value radio frequency ("RF"), microwave and millimeter wave sub-assemblies and components for the military, aerospace, and space markets. See Note C to consolidated financial statements.
On November 4, 2016, the Company acquired CES Creative Electronic Systems, S.A. (“CES”) for a total purchase price of approximately $39,123, prior to net working capital and net debt adjustments. Based in Geneva, Switzerland, CES is a leading provider of embedded solutions for military and aerospace mission critical computing applications. CES specializes in the design, development and manufacture of safety-certifiable product and subsystems solutions including: primary flight control units, flight test computers, mission computers, command and control processors, graphics and video processing and avionics-certified Ethernet and input-output ("IO"). CES has decades of experience designing subsystems deployed in applications certified up to the highest levels of design assurance. CES products and solutions are used on platforms such as aerial refueling tankers and multi-mission aircraft, as well as several types of unmanned platforms. See Note C to consolidated financial statements.
On May 2, 2016, the Company acquired the custom microelectronics, RF and microwave solutions, and embedded security operations of Microsemi Corporation (the “Carve-Out Business”), resulting in the entities comprising the Carve-Out Business becoming 100% owned direct or indirect subsidiaries of Mercury (the “Carve-Out Acquisition”). Under the terms of the Purchase Agreement, the Company paid $300,000 in cash on a cash-free, debt-free basis, prior to working capital and other post-closing adjustments.
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

BUSINESS COMBINATIONS
The Company utilizes the acquisition method of accounting under ASC 805, Business Combinations, (“ASC 805”), for all transactions and events which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and in establishing the acquisition date fair value as of the measurement date for all assets and liabilities assumed. The Company also utilizes ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. Other estimates include:

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
REVENUE RECOGNITION
The Company recognizes revenue using three different types of accounting methods: ship and bill, multiple-deliverable arrangements and contract accounting which encompass the percentage of completion, completed contract and time and materials methods. The Company relies upon ASC 605, Revenue Recognition, to account for its revenue transactions. Revenue is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.
Certain contracts with customers require the Company to perform tests of its products prior to shipment to ensure their performance complies with the Company’s published product specifications and, on occasion, with additional customer-requested specifications. In these cases, the Company conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, the Company believes that no further customer testing requirements exist and that there is no uncertainty of acceptance by its customer. Total revenue recognized under ship and bill revenue arrangements was 44%, 44% and 35% of total revenue in the years ended June 30, 2018, 2017 and 2016, respectively.
The Company uses FASB Accounting Standards Update (“ASU”) No. 2009-13 (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimated selling price (“BESP”), if neither VSOE nor TPE is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.
The Company enters into multiple-deliverable arrangements that may include a combination of hardware components, related integration or other services. These arrangements generally do not include any performance-, cancellation-, termination- or refund-type provisions. Total revenue recognized under multiple-deliverable revenue arrangements was 35%, 33% and 37% of total revenue in the years ended June 30, 2018, 2017 and 2016, respectively.
In accordance with the provisions of ASU 2009-13, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company generally expects that it will not be able to establish VSOE or TPE due to limited single element transactions and the nature of the markets in which the Company competes, and, as such, the Company typically determines its relative selling price using BESP. The objective of BESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis.
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
The Company also engages in long-term contracts for development, production and services activities which it accounts for consistent with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. The Company establishes billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables. The Company expects to bill substantially all of the unbilled receivables within the next 12 months. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
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
Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. The Company records revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material at June 30, 2018 or 2017. Total revenue recognized under contract accounting revenue arrangements was 21%, 23% and 28% of total revenue in the years ended June 30, 2018, 2017 and 2016, respectively.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. At June 30, 2018 and 2017, the Company had $66,521 and $41,637, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2018, five customers accounted for 54% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. At June 30, 2017, five customers accounted for 53% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
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
SEGMENT INFORMATION
The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its business on the basis of one reportable segment, as a commercial provider of secure sensor and safety critical mission processing subsystems for critical defense and intelligence programs.
GOODWILL AND INTANGIBLE ASSETS
Goodwill is the amount by which the cost of the net assets obtained in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase (see Note G). Goodwill is not amortized in accordance with the requirements of ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.
Intangible assets result from the Company’s various business acquisitions (see Note H) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, patents, customer relationships, trademarks, backlog, and non-compete agreements. Intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to 12.5 years or over the period the economic benefits of the intangible asset are consumed.

LONG-LIVED ASSETS
Long-lived assets primarily include property and equipment and acquired intangible assets. The Company regularly evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2018, 2017 and 2016, the Company capitalized $733, $508 and $0 of software development costs.
DEFERRED REVENUES AND CUSTOMER ADVANCES
Deferred revenues consist of deferred product revenue, billings in excess of revenues, deferred service revenue, and customer advances. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because one or more of the conditions for revenue recognition have not been met. Billings in excess of revenues represents milestone billing arrangements on percentage of completion projects where the billings of the contract exceed recognized revenues. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts or extended warranty concessions, which are recognized ratably over the term of the arrangements. Customer advances represent deposits received from customers on an order.
INCOME TAXES
The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Beginning balance at July 1,	$1,691	$1,523	$1,974
Warranty assumed from Themis	117	—	—
Warranty assumed from CES	—	176	—
Warranty assumed from Delta	—	30	—
Warranty assumed from Carve-Out Business	—	—	114
Accruals for warranties issued during the period	1,318	1,328	1,976
Settlements made during the period	(1,790)	(1,366)	(2,541)
Ending balance at June 30,	$1,336	$1,691	$1,523
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
Basic and diluted weighted average shares outstanding were as follows:

	Years Ended June 30,
	2018	2017	2016
Basic weighted-average shares outstanding	46,719	41,986	34,241
Effect of dilutive equity instruments	752	1,032	856
Diluted weighted-average shares outstanding	47,471	43,018	35,097
Equity instruments to purchase 329, 16 and 7 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income ("AOCI") includes foreign currency translation adjustments and pension benefit plan adjustments. The components of accumulated other comprehensive (loss) income included $(137), $(93), and $171 of foreign currency translation adjustments for the years ended June 30, 2018, 2017 and 2016, respectively. In addition, pension benefit plan adjustments totaled $354, $220 and $0 for the years ended June 30, 2018, 2017 and 2016 respectively. There were no material net unrealized gains on investments for the years ended June 30, 2018, 2017 and 2016.

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
The Company factored accounts receivable and incurred factoring fees of $18,821 and $69, respectively, during the second quarter of fiscal 2018. The Company did not factor any accounts receivable or incur any factoring fees during the second half of fiscal 2018.
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017. In accordance with this standard, the Company will adopt the new standard effective July 1, 2018.
The new standard permits adoption by using either (i) a retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company will adopt the standard using the retrospective approach. The Company has developed an implementation plan in adopting this standard and completed the assessment phase. Further, the Company has evaluated its policies in relation to its internal controls framework. This assessment included identification, consideration, and quantification of the impact of the new standard on the Company's financial statements, accounting policies, processes, control environment and systems. The outcome of this assessment included implementation of supporting processes and systems that enable timely and accurate reporting under the new standard. The Company does not expect a significant change in its control environment due to the adoption of the new standard. The adoption of the new standard will also result in additional disclosures around the nature and timing of the Company's performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by the Company.
The Company believes that, based on its assessment, upon adoption, the new standard will not have a material impact to the amount or timing of revenue recognition related to its legacy accounting methods including ship and bill arrangements, multiple-deliverable arrangements and contract accounting arrangements, which encompassed the legacy percentage of completion, completed contract and time and materials methods. As a result of adoption, the Company does not expect a material impact to the financial statements presented.
In connection with the adoption of the new standard, there is a requirement to capitalize certain incremental costs of obtaining a contract, which for the Company, primarily comprises commission expenses for internal and external sales representatives. Any such costs required to be capitalized would be amortized over the period of performance for the underlying contracts. The Company expects to elect the practical expedient under the new standard whereby costs associated with contracts that have a duration less than one year would be expensed as incurred. The Company has completed the evaluation of capitalizing costs to obtain a contract, noting that the impact related to these costs would be limited to commissions on contracts with a duration exceeding one year. The impact is not expected to be material.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. The Company is continuing to evaluate its population of leases to determine the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect this guidance to have a material impact its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. For public entities, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. An entity may early adopt the standard but only at the beginning of an annual period for which it has not issued or made available for issuance financial statements (interim or annual). The Company does not expect this guidance to have a material impact its consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company does not expect this guidance to have a material impact its consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects for Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. This ASU permits a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within AOCI to retained earnings. The amounts applicable for reclassification should include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts and Jobs Act of 2017 related to the items remaining in AOCI. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. For all entities, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that annual period, and early adoption is permitted. The Company is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements and related disclosures.

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
THEMIS COMPUTER ACQUISITION
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
Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets. Under the terms of the Merger Agreement, the merger consideration (including payments with respect to outstanding stock options) consisted of an all cash purchase price of approximately $180,000. The merger consideration is subject to post-closing adjustments based on a determination of closing net working capital, transaction expenses and net debt (all as defined in the Merger Agreement). The Company funded the acquisition with borrowings obtained under its existing revolving credit facility ("the Revolver").
On July 13, 2018, the Company and former owners of Ceres agreed to post-closing adjustments totaling $700, which will decrease the Company's net purchase price in the first quarter of fiscal 2019.

The following table presents the net purchase price and the preliminary fair values of the assets and liabilities of the Acquired Company on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$187,089
Working capital and net debt adjustment	(574)
Less cash acquired	(6,810)
Net purchase price	$179,705

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$6,810
Accounts receivable	7,713
Inventory	7,333
Fixed assets	479
Other current and non-current assets	2,896
Accounts payable	(3,287)
Accrued expenses	(4,672)
Other current and non-current liabilities	(1,210)
Deferred tax liability	(14,115)
Estimated fair value of net tangible assets acquired	1,947
Estimated fair value of identifiable intangible assets	71,720
Estimated goodwill	112,848
Estimated fair value of net assets acquired	186,515
Less cash acquired	(6,810)
Net purchase price	$179,705
The amounts above represent the preliminary fair value estimates as of June 30, 2018 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $52,600 with a useful life of 12.5 years, completed technology of $17,150 with a useful life of 9.5 years and backlog of $1,970 with a useful life of 1 year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $112,848 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mercury Defense Systems ("MDS") reporting unit and is not tax deductible.
The revenues and income before income taxes from Themis included in the Company's consolidated results for the fiscal year ended June 30, 2018 were $27,190 and $1,325, respectively.

Pro Forma Financial Information
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis, excluding the pro forma impact of the RTL, Delta and CES acquisitions, as if the Merger had occurred on July 1, 2016. The Company has not furnished pro forma financial information relating to RTL, Delta and CES because such information is not material to the Company's financial results.

	Year Ended June 30,
	2018	2017
Pro forma net revenues	$530,340	$455,002
Pro forma net income	$38,584	$12,248
Basic pro forma net earnings per share	$0.83	$0.29
Diluted pro forma net earnings per share	$0.81	$0.28
RICHLAND TECHNOLOGIES ACQUISITION
On July 3, 2017, the Company entered into a membership interest purchase agreement with RTL, pursuant to which, the Company acquired RTL on a cash-free, debt-free basis for a total purchase price of $5,798. RTL specializes in safety-critical and high integrity systems, software and hardware development as well as safety-certification services for mission-critical applications. The Company recognized primarily intangible assets including customer relationships, completed technology and goodwill based on its purchase price allocation. The Company has not furnished pro forma financial information relating to RTL because such information is not material to the Company's financial results.
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
On April 2, 2018, the measurement period for Delta expired. The identifiable intangible assets include customer relationships of $8,000 with a useful life of 9 years, completed technology of $5,900 with a useful life of 7 years and backlog of $3,100 with a useful life of 2 years.
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
The Company and the shareholders of Delta agreed to treat the acquisition of Delta as an asset purchase for tax purposes by filing the required election forms under IRC Section 338(h)(10). The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of June 30, 2018, the Company had $16,991 of goodwill deductible for tax purposes. The Company has not furnished pro forma financial information relating to Delta because such information is not material to the Company's financial results.
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
On November 4, 2017, the measurement period for CES expired. The identifiable intangible assets include customer relationships of $9,060 with a useful life of 9 years and completed technology of $5,662 with a useful life of 7 years.
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

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2018:

	Fair Value Measurements
	June 30, 2018	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$1,056	$—	$1,056	$—
Total	$1,056	$—	$1,056	$—
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2017:

	Fair Value Measurements
	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$1,043	$—	$1,043	$—
Total	$1,043	$—	$1,043	$—
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
E.Inventory
Inventory was comprised of the following:

	June 30,
	2018	2017
Raw materials	$61,748	$48,645
Work in process	30,841	22,567
Finished goods	15,996	9,859
Total	$108,585	$81,071
The $27,514 increase in inventory was primarily due to an increase in overall demand, especially for larger, more complex sub-assemblies and integrated sub-systems, an investment in component and safety stock inventory for the transition to insourced manufacturing, and the acquisition of Themis. There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2018	2017
Computer equipment and software	3-4	$71,799	$64,374
Furniture and fixtures	5	4,927	4,810
Leasehold improvements	lesser of estimated useful life or lease term	21,552	19,092
Machinery and equipment	5-10	47,419	42,193
		145,697	130,469
Less: accumulated depreciation		(94,717)	(78,826)
		$50,980	$51,643
The $663 decrease in property and equipment was primarily due to the full year impact of accumulated depreciation associated with the build-out of the Company's new corporate headquarters, integration activities associated with recently acquired businesses, partially offset by current year additions, including the property and equipment associated with the acquisition of Themis. During fiscal 2018 and 2017, the Company retired $611 and $14,310, respectively, of computer equipment and software, furniture, and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended June 30, 2018, 2017 and 2016 was $16,273, $12,589 and $6,900, respectively.
G.Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the year ended June 30, 2018:

	SMP	AMS	MDS	Total
Balance at June 30, 2017	$116,003	$217,956	$46,887	$380,846
Goodwill adjustment for the CES acquisition	291	—	—	291
Goodwill adjustment for the Delta acquisition	—	191	—	191
Goodwill arising from the RTL acquisition	3,266	—	—	3,266
Goodwill arising from the Themis acquisition	—	—	112,848	112,848
Balance at June 30, 2018	$119,560	$218,147	$159,735	$497,442
As defined by ASC 350, goodwill is tested for impairment on an interim basis at the occurrence of certain triggering events or at a minimum on an annual basis. In fiscal 2018, there were no triggering events which required an interim goodwill impairment test. The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2018 with no impairment noted.

H.	Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2018
Customer relationships	$171,940	$(46,505)	$125,435	10.7 years
Licensing agreements and patents	1,506	(640)	866	3.5 years
Completed technologies	62,392	(13,101)	49,291	8.1 years
Backlog	7,650	(5,338)	2,312	1.6 years
	$243,488	$(65,584)	$177,904
June 30, 2017
Customer relationships	$117,630	$(31,533)	$86,097	10.0 years
Licensing agreements and patents	1,131	(277)	854	3.7 years
Completed technologies	44,503	(6,079)	38,424	7.9 years
Backlog	5,430	(1,768)	3,662	2.0 years
	$168,694	$(39,657)	$129,037
Estimated future amortization expense for intangible assets remaining at June 30, 2018 is as follows:

Year Ending June 30,
2019	$25,372
2020	21,524
2021	20,867
2022	20,771
2023	18,789
Thereafter	70,581
Total future amortization expense	$177,904

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Themis acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2018.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$52,600	$(1,753)	$50,847	12.5 years
Completed technologies	17,150	(752)	16,398	9.5 years
Backlog	1,970	(821)	1,149	1.0 year
	$71,720	$(3,326)	$68,394
I.Restructuring
During fiscal 2018, the Company incurred $3,159 of restructuring and other charges primarily related to the elimination of 38 positions predominantly in R&D and operations functions as well as executive severance. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
During the fourth quarter of fiscal 2017, the Company initiated a plan to close its Manteca, California facility as a result of the acquisition of Delta. The Company incurred $910 of severance and related expenses in conjunction with the elimination of 33 positions primarily in operations functions related to the planned closure of the facility. Additionally, the Company incurred $1,042 in restructuring expenses related to other various restructuring events during fiscal 2017.
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
The following table presents the detail of expenses for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2016	$190	$736	$926
Restructuring charges	1,706	253	1,959
Cash paid	(524)	(989)	(1,513)
Reversals (*)	(7)	—	(7)
Restructuring liability at June 30, 2017	1,365	—	1,365
Restructuring charges	3,181	230	3,411
Cash paid	(2,546)	(177)	(2,723)
Reversals (*)	(199)	(53)	(252)
Restructuring liability at June 30, 2018	$1,801	$—	$1,801
(*) Reversals result from the unused outplacement services and operating costs.
J.Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act has impacted the U.S. corporate tax rate that the Company will use going forward, which has been reduced to 21% from 35%. As the Company has a June 30 fiscal year-end, the lower U.S. corporate tax rate will be phased in, resulting in a U.S. corporate tax rate of approximately 28% for the Company's fiscal year ended June 30, 2018, and 21% for subsequent fiscal years.
The Tax Act also includes items that the Company expects will increase its tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on deductions for executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments including, but not limited to, state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from GAAP income.
To transition to the reduced U.S. corporate tax rate, adjustments were required to be made to the Company’s U.S. deferred tax assets and liabilities, as well as discrete tax items recorded prior to the Tax Act. For the year ended June 30, 2018, these adjustments resulted in a tax benefit of $861. The Tax Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through December 31, 2017. The Company had an estimated $5,627 of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $801 of income tax expense for the year ended June 30, 2018. After the utilization of existing tax credits, the Company expects to pay additional U.S. federal cash taxes of approximately $386 on the deemed mandatory repatriation, payable over eight years. No additional provision for U.S. federal or foreign taxes has been made on unrepatriated foreign earnings as it is not practicable to determine the amount of other taxes that would be payable if these amounts were repatriated to the U.S.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended June 30, 2018. The ultimate impact may differ from these provisional amounts due to additional regulatory guidance that may be issued and changes in interpretations and assumptions the Company has made. The Company does not expect the final amounts to be materially different than those recorded.
The components of income before income taxes and income tax expense were as follows:

	Year Ended June 30,
	2018	2017	2016
Income before income taxes:
United States	$43,368	$30,499	$25,194
Foreign	(795)	569	92
	$42,573	$31,068	$25,286
Tax provision (benefit):
Federal:
Current	$4,470	$11,476	$6,707
Deferred	(4,527)	(7,645)	(2,627)
	$(57)	$3,831	$4,080
State:
Current	$2,370	$3,650	$1,839
Deferred	(537)	(1,684)	(424)
	$1,833	$1,966	$1,415
Foreign:
Current	$186	$240	$59
Deferred	(272)	156	(10)
	(86)	396	49
	$1,690	$6,193	$5,544

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Year Ended June 30,
	2018	2017	2016
Tax provision at federal statutory rates	28.0%	35.0%	35.0%
State income tax, net of federal tax benefit	5.6	4.9	5.0
Research and development credits	(5.1)	(6.1)	(8.4)
Excess tax benefits on stock compensation	(18.5)	(13.1)	(4.4)
Domestic manufacturing deduction	(2.0)	(3.9)	(3.5)
Income from legal settlement excluded from taxable income	—	—	(2.8)
Deemed repatriation of foreign earnings	1.9	(0.1)	(0.2)
Foreign income tax rate differential	0.3	0.2	—
Officer and equity compensation	1.7	1.8	2.6
Acquisition costs	1.4	0.9	—
Reserves for tax contingencies	0.3	(0.6)	(3.2)
Benefit from tax rate changes	(2.3)	—	—
Impacts related to acquired tax attributes	(8.7)	—	—
Other	1.4	0.9	1.8
	4.0%	19.9%	21.9%
The effective tax rate for fiscal 2018 differed from the federal statutory rate primarily due to benefits related to research and development tax credits, domestic manufacturing deductions, excess tax benefits for equity compensation, and acquired tax attributes. These benefits are partially offset by additional tax expense for state and local income taxes, non-deductible officer compensation and non-deductible equity compensation. During fiscal 2018 and 2017, the Company recognized a discrete tax benefit of $7,897 and $4,066, respectively, related to excess tax benefits on stock-based compensation. The discrete tax benefit for fiscal 2018 included the enactment of the Tax Act. The benefit is the result of the increase in value from the stock award between the grant date and the vest date. Fiscal 2018 also included discrete tax benefits of $3,716 derived from new information obtained about net operating loss carry-forwards of the Carve-Out Business acquired from Microsemi Corporation in May 2016. The discrete items disclosed above for fiscal 2018 included the effect of the Tax Act.

The components of the Company’s net deferred tax liabilities were as follows:

	June 30,
	2018	2017
Deferred tax assets:
Inventory valuation and receivable allowances	$8,476	$13,845
Accrued compensation	3,803	4,555
Equity compensation	3,944	4,858
Federal and state research and development tax credit carryforwards	18,784	13,415
Other accruals	1,085	2,125
Deferred compensation	1,561	1,606
Acquired net operating loss carryforward	1,634	—
Capital loss carryforwards	2,413	3,562
Other temporary differences	1,565	1,500
	43,265	45,466
Valuation allowance	(16,992)	(16,570)
Total deferred tax assets	26,273	28,896
Deferred tax liabilities:
Prepaid expenses	(696)	(481)
Property and equipment	(4,436)	(3,749)
Intangible assets	(34,546)	(28,163)
Tax method of accounting change	—	(285)
Other temporary differences	(230)	(441)
Total deferred tax liabilities	(39,908)	(33,119)
Net deferred tax (liabilities) assets	$(13,635)	$(4,223)

As reported:
Deferred tax assets	$—	$633
Deferred tax liabilities	(13,635)	(4,856)
	$(13,635)	$(4,223)
At June 30, 2018, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past operating results, its forecast of future earnings, future taxable income, and tax planning strategies. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on recent financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on capital loss carryforwards and certain state research and development credits as of June 30, 2018 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
The Company had federal research and development credit carryforwards of $1,227, which will begin to expire in 2029. The Company had state research and development credit carryforwards of $17,557, which will expire from 2018 through 2033.
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

The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2018	2017
Unrecognized tax benefits, beginning of period	$804	$1,566
Increases for previously recognized positions	—	46
Settlements of previously recognized positions	—	(793)
Reductions as a result of a lapse of the applicable statute of limitations	(81)	(273)
Increases for currently recognized positions	315	384
Reductions for previously recognized positions	(40)	(126)
Unrecognized tax benefits, end of period	$998	$804
The $998 of unrecognized tax benefits as of June 30, 2018, if released, would reduce income tax expense.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of June 30, 2018 and 2017, the total amount of gross interest and penalties accrued were $84 and $54, respectively. In connection with tax matters, the Company recognized interest and penalty expense in fiscal 2018, 2017 and 2016 of $42, $30 and $204, respectively.
The Company’s major tax jurisdiction is the U.S. and the open tax years are fiscal 2015 through 2018.
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
PURCHASE COMMITMENTS
As of June 30, 2018, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $50,285.

LEASE COMMITMENTS
The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2029. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2018, 2017, and 2016 was $6,534, $7,774 and $4,015, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending June 30,
2019	$8,790
2020	9,017
2021	7,745
2022	7,424
2023	6,772
Thereafter	22,864
Total minimum lease payments	$62,612
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
On June 27, 2017, the Company amended the Credit Agreement to increase and extend the borrowing capacity of the Revolver to $400,000 expiring in June 2022 (“the Amended Credit Agreement”). In connection with the amendment, the Company also repaid the remaining principal and accrued and unpaid interest outstanding on the Term Loan using cash on hand. The Company evaluated the amended Credit Agreement under ASC 470, Debt, and determined that the amendment represented a modification of the Credit Agreement. Accordingly, $6,522 in unamortized debt issuance costs at June 27, 2017, in addition to $591 in new fees paid to the syndicate of lenders in connection with the amendment are being amortized to other income (expense), net on a straight line basis over the new term of the Revolver. As of June 30, 2018, the Company's outstanding balance of unamortized deferred financing costs was $5,326. As of June 30, 2018, there were outstanding borrowings of $195,000 against the Revolver, resulting in interest expense of $2,850 for the year ended June 30, 2018. There were also outstanding letters of credit of $2,771 as of June 30, 2018.
Maturity
The Revolver has a five year maturity.
Interest Rates and Fees
Borrowings under the Revolver bear interest, at the Company’s option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage is set at LIBOR plus 1.5% and is established pursuant to a pricing grid based on the Company's total net leverage ratio. As of June 30, 2018, the stated interest rate on the Revolver was 3.86% per annum.
In addition to interest on the aggregate outstanding principal amounts of any borrowings, the Company will also pay a quarterly commitment fee on the unutilized commitments under the Revolver. The applicable percentage is pursuant to a pricing grid based on the Company's total net leverage ratio. As of June 30, 2018, the stated interest rate for unutilized commitments was 0.25% per annum. The Company will also pay customary letter of credit and agency fees.

Covenants and Events of Default
The Amended Credit Agreement provides for customary negative covenants. The Amended Credit Agreement also requires the Company to comply with certain financial covenants, including a quarterly minimum consolidated cash interest charge ratio test and a quarterly maximum consolidated total net leverage ratio test.
The Amended Credit Agreement also provides for customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Amended Credit Agreement will be entitled to take various actions, including the termination of unutilized commitments, the acceleration of amounts outstanding under the Amended Credit Agreement and all actions permitted to be taken by a secured creditor. As of June 30, 2018, the Company was in compliance with all covenants and conditions under the Amended Credit Agreement.
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
On January 1, 2017, the Company changed pension providers. The Company's results contain the effects of the change in pension provider as prior service costs. These prior service costs will be amortized from AOCI to net periodic benefit costs over approximately 10 years.
On January 1, 2019, the independent pension fund will change the conversion rate for accumulated retirement savings. The Company’s results contain the effects of this change in conversion rates by the independent pension fund as prior service costs. These prior service costs will be amortized from AOCI to net periodic benefit costs over approximately 10 years.
At June 30, 2018, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at June 30, 2018 and 2017 was a net liability of $6,098 and $6,601, respectively, which is recorded in other non-current liabilities on the consolidated balance sheets. The Company recorded net gains of $354 and $220 in AOCI during the year ended June 30, 2018 and 2017, respectively. Total employer contributions to the Plan were $596 during the year ended June 30, 2018, and the Company's total expected employer contributions to the Plan during fiscal 2019 are $642.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Year Ended June 30,
2019	$603
2020	892
2021	573
2022	720
2023	1,012
Thereafter (next 5 years)	3,944
Total	$7,744

The following table outlines the components of net periodic benefit cost of the Plan for the year ended June 30, 2018 and 2017:

	Year Ended June 30,
	2018	2017
Service cost	$835	$557
Interest cost	121	73
Expected return on assets	(162)	(105)
Amortization of prior service cost	39	20
Net periodic benefit cost	$833	$545
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the year ended June 30, 2018 and 2017:

	Year Ended June 30,
	2018	2017
Discount rate	0.85%	0.70%
Expected rate of return on Plan assets	1.50%	1.50%
Expected inflation	1.00%	1.00%
Rate of compensation increases	1.20%	1.00%
The calculation of the projected benefit obligation ("PBO") utilized BVG 2015 Generational data for assumptions related to the mortality rates, disability rates, turnover rates, and early retirement ages.
The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Year Ended June 30,
	2018	2017
Projected benefit obligation, beginning	$17,526	$16,800
Service cost	835	557
Interest cost	121	73
Employee contributions	1,931	581
Actuarial gain	466	(598)
Benefits paid	(1,215)	(563)
Plan amendment	(941)	390
Foreign exchange (gain) loss	(596)	286
Projected benefit obligation at end of year	$18,127	$17,526
The following table presents the change in Plan assets for the periods presented:

	Year Ended June 30,
	2018	2017
Fair value of Plan assets, beginning	$10,925	$10,276
Actual return on Plan assets	167	100
Company contributions	608	348
Employee contributions	1,931	581
Benefits paid	(1,215)	(563)
Foreign exchange (loss) gain	(387)	183
Fair value of Plan assets at end of year	$12,029	$10,925

The following table presents the Company's reconciliation of funded status for the period presented:

	June 30, 2018	June 30, 2017
Projected benefit obligation at end of year	$18,127	$17,526
Fair value of plan assets at end of year	12,029	10,925
Funded status	$(6,098)	$(6,601)
The Company did not recognize any (gain) loss from other comprehensive income ("OCI") in its consolidated results of operations during the years ended June 30, 2018 and 2017. The Company does not expect to recognize any (gain) loss from OCI for the year ended June 30, 2019.
The fair value of Plan assets were $12,029 at June 30, 2018. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during years ended June 30, 2018 or 2017. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of June 30, 2018, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. During fiscal 2018, 2017 and 2016, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $3,684, $3,206 and $1,874 during the fiscal years ended June 30, 2018, 2017, and 2016, respectively.
N.    Shareholders’ Equity
PREFERRED STOCK
The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.
SHELF REGISTRATION STATEMENT
On August 28, 2017, the Company filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities, preferred stock, common stock, warrants and units. The Company has an unlimited amount available under the shelf registration statement. Additionally, as part of the shelf registration statement, the Company has entered into an equity distribution agreement which allows the Company to sell an aggregate of up to $200,000 of its common stock from time to time through its agents.
FOLLOW-ON EQUITY OFFERINGS
On January 26, 2017, the Company announced the commencement of an underwritten public offering of its common stock, par value $0.01 per share. On February 1, 2017, the Company closed the offering, including the full over-allotment allocation, selling an aggregate of 6,900 shares of common stock at a price to the public of $33.00 for total net proceeds of $215,725.
O.    Stock-Based Compensation
STOCK OPTION PLANS
The number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at June 30, 2018. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 1,614 shares available for future grant under the 2005 Plan at June 30, 2018.
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

EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2018, 2017, and 2016 was 82, 96 and 88, respectively. Shares available for future purchase under the ESPP totaled 220 at June 30, 2018.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2018
Outstanding at June 30, 2016	258	$13.34	1.06
Granted	—	—
Exercised	(207)	13.29
Cancelled	—	—
Outstanding at June 30, 2017	51	$13.53	0.60
Granted	—	—
Exercised	(47)	14.12
Cancelled	—	—
Outstanding at June 30, 2018	4	$5.52	3.13	$114
Vested and expected to vest at June 30, 2018	4	$5.52	3.13	$114
Exercisable at June 30, 2018	4	$5.52	3.13	$114
The intrinsic value of the options exercised during fiscal years 2018, 2017, and 2016 was $1,780, $3,762 and $1,976, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2018 and 2017, there was $0 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock plans. There were no stock options granted during fiscal years 2018, 2017 or 2016.
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2016:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	1,666	$13.09
Granted	718	24.72
Vested	(769)	11.94
Forfeited	(51)	15.02
Outstanding at June 30, 2017	1,564	$18.93
Granted	521	47.28
Vested	(821)	46.71
Forfeited	(129)	31.41
Outstanding at June 30, 2018	1,135	$27.26
The total fair value of restricted stock awards vested during fiscal years 2018, 2017, and 2016 was $38,344, $19,402 and $12,185, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2018, there was $24,740 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.3 years from June 30, 2018. As of June 30, 2017, there was $12,160 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.5 years from June 30, 2017.

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the consolidated statements of operations for the fiscal years 2018, 2017, and 2016 in accordance with ASC 718. The Company had $317, $194 and $93 of capitalized stock-based compensation expense on the consolidated balance sheet as of June 30, 2018, 2017, and 2016, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2018	2017	2016
Cost of revenues	$502	$531	$441
Selling, general and administrative	14,828	13,212	7,864
Research and development	1,984	1,598	1,269
Stock-based compensation expense before tax	17,314	15,341	9,574
Income taxes	(5,713)	(5,874)	(3,727)
Stock-based compensation expense, net of income taxes	$11,601	$9,467	$5,847
P.    Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company is comprised of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280, Segment Reporting.
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2018
Net revenues to unaffiliated customers	$450,218	$35,000	$7,966	$—	$493,184
Inter-geographic revenues	10,650	925	—	(11,575)	—
Net revenues	$460,868	$35,925	$7,966	$(11,575)	$493,184
Identifiable long-lived assets (1)	$47,997	$2,974	$9	$—	$50,980
YEAR ENDED JUNE 30, 2017
Net revenues to unaffiliated customers	$380,538	$22,242	$5,808	$—	$408,588
Inter-geographic revenues	7,637	44	—	(7,681)	—
Net revenues	$388,175	$22,286	$5,808	$(7,681)	$408,588
Identifiable long-lived assets (1)	$50,340	$1,288	$15	$—	$51,643
YEAR ENDED JUNE 30, 2016
Net revenues to unaffiliated customers	$259,781	$5,464	$4,909	$—	$270,154
Inter-geographic revenues	7,911	447	—	(8,358)	—
Net revenues	$267,692	$5,911	$4,909	$(8,358)	$270,154
Identifiable long-lived assets (1)	$28,187	$127	$23	$—	$28,337
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
The following table presents the Company's net revenue by end market for the periods presented:

	Year Ended June 30,
	2018	2017	2016
Domestic (1)	$410,050	$341,699	$220,253
International/Foreign Military Sales (2)	83,134	66,889	49,901
Total Net Revenue	$493,184	$408,588	$270,154
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
The following table presents the Company's net revenue by end application for the periods presented:

	Year Ended June 30,
	2018	2017	2016
Radar (1)	$159,737	$150,441	$140,289
Electronic Warfare (2)	114,801	106,446	72,118
Other Sensor and Effector (3)	48,088	27,719	12,494
Total Sensor and Effector	322,626	284,606	224,901
C4I (4)	87,414	31,679	3,472
Other (5)	83,144	92,303	41,781
Total Net Revenue	$493,184	$408,588	$270,154
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.

The following table presents the Company's net revenue by product grouping for the periods presented:

	Year Ended June 30,
	2018	2017	2016
Components (1)	$142,982	$105,669	$31,252
Modules and Sub-assemblies (2)	194,377	161,973	126,777
Integrated Subsystems (3)	155,825	140,946	112,125
Total Net Revenue	$493,184	$408,588	$270,154
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
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Year Ended June 30,
	2018	2017	2016
Lockheed Martin Corporation	19%	20%	23%
Raytheon Company	19	16	20
	38%	36%	43%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Year Ended June 30,
	2018	2017	2016
SEWIP	*	*	12%
Aegis	*	*	10%
	—%	—%	22%
*Indicates that the amount is less than 10% of the Company's revenues for the respective period. No programs were in excess of 10% of the Company's revenues for fiscal 2018 and 2017.
Q.    Subsequent Events
On July 10, 2018, a securities class action complaint was filed against the Company, Mark Aslett, and Gerald M. Haines II in the U.S. District Court for the District of Massachusetts. The complaint asserts Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from October 24, 2017 to April 24, 2018.  The complaint alleges that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading.  The Company believes the claims in the complaint are without merit and the Company intends to defend itself vigorously.
On July 31, 2018, the Company acquired Germane Systems, LC ("Germane"). Based in Chantilly, VA, Germane is an industry leader in the design, development and manufacturing of rugged servers, computers and storage systems for C2I applications. Germane’s quality solutions are used in harsh environments serving critical U.S. and international defense programs. The Company acquired Germane for an all cash purchase price of $45,000, subject to net working capital and net debt adjustments. The acquisition and associated transaction expenses were funded through the Revolver.
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

2018 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$106,069	$117,912	$116,336	$152,867
Gross margin	$50,674	$54,160	$52,766	$68,258
Income from operations	$10,371	$10,888	$6,838	$18,888
Income before income taxes	$9,572	$10,468	$5,905	$16,628
Income tax (benefit) provision	$(8,381)	$1,335	$2,209	$6,527
Net income	$17,953	$9,133	$3,696	$10,101
Net income per share:
Basic net income per share	$0.39	$0.20	$0.08	$0.22
Diluted net income per share	$0.38	$0.19	$0.08	$0.21
2017 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$87,649	$98,014	$107,317	$115,608
Gross margin	$39,444	$47,389	$50,783	$53,927
Income from operations	$3,742	$8,958	$11,695	$13,008
Income before income taxes	$2,560	$6,983	$10,218	$11,307
Income tax (benefit) provision	$(1,259)	$1,779	$3,170	$2,503
Net income	$3,819	$5,204	$7,048	$8,804
Net income per share:
Basic net income per share	$0.10	$0.13	$0.16	$0.19
Diluted net income per share	$0.10	$0.13	$0.16	$0.19
Due to the effects of rounding, the sum of the four quarters does not equal the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 30, 2018 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2018 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2018.  The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
The audited consolidated financial statements of the Company include the results of the acquired RTL and Themis businesses on and after July 3, 2017 and February 1, 2018, respectively, as described in Note C to the Consolidated Financial Statements.  Upon consideration of the date of the fiscal 2018 Themis acquisition and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the Themis internal control over financial reporting environment as allowable under section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, this operation has been excluded from the scope of management’s assessment of internal controls for fiscal year 2018.  However, management is in the process of integrating Themis into the overall internal control over financial reporting environment for fiscal year 2019. Meanwhile, RTL was considered fully integrated during fiscal 2018.  The Company’s consolidated financial statements reflect revenues and total assets from the acquired Themis business of approximately 6 percent and 20 percent (of which 17 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of and for the year ended June 30, 2018.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2018 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although management has completed the integration of the CES and Delta businesses, it is in the process of integrating the RTL and Themis businesses into our overall internal control over financial reporting environment.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2018 and 2017
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2018, 2017, and 2016
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017, and 2016
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2018, 2017 AND 2016
(In thousands)
Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2018	$83	$359	$31	$52	$359
2017	$92	$22	$—	$31	$83
2016	$56	$425	$—	$389	$92
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2018	$16,570	$422	$—	$—	$16,992
2017	$18,472	$(1,902)	$—	$—	$16,570
2016	$18,864	$(392)	$—	$—	$18,472

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 88, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 16, 2018.

MERCURY SYSTEMS, INC.

By	/s/ MICHAEL D. RUPPERT
Michael D. Ruppert EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 16, 2018
Mark Aslett
/S/ MICHAEL D. RUPPERT	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 16, 2018
Michael D. Ruppert
/S/ MICHELLE M. MCCARTHY	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 16, 2018
Michelle M. McCarthy
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 16, 2018
Vincent Vitto
/S/ JAMES K. BASS	Director	August 16, 2018
James K. Bass
/S/ MICHAEL A. DANIELS	Director	August 16, 2018
Michael A. Daniels
/S/ LISA S. DISBROW	Director	August 16, 2018
Lisa S. Disbrow
/S/ MARY LOUISE KRAKAUER	Director	August 16, 2018
Mary Louise Krakauer
/S/ GEORGE K. MUELLNER	Director	August 16, 2018
George K. Muellner
/S/ MARK S. NEWMAN	Director	August 16, 2018
Mark S. Newman
/S/ WILLIAM K. O’BRIEN	Director	August 16, 2018
William K. O’Brien

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
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

3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.2	Bylaws, amended and restated effective as of January 17, 2017 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on January 20, 2017)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
10.1*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on October 29, 2015)
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

10.9†	Agreement, dated July 12, 2016, by and between the Company and Christopher C. Cambria
10.10	Micronetics, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed on August 10, 2012)
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
Amendment No. 1 to Credit Agreement, dated June 27, 2017, among Mercury Systems, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 27, 2017)

10.13
Agreement and Plan of Merger by and among Mercury Systems, Inc., Thunderbird Merger Sub, Inc., Ceres Systems and the Shareholder Representatives Named Herein Dated as of December 21, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 1, 2018)

10.14*
Letter Agreement, dated August 7, 2014, as amended to date, between Michael D. Ruppert and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 6, 2018)

12.1†	Computation of Ratio of Earnings to Fixed Charges
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
23.3
Consent of SingerLewak LLP, independent accountants for Ceres Systems ("Ceres"), the holding company that owns Themis Computer (“Themis”, and together with Ceres, collectively the “Acquired Company”) (incorporated by reference to Exhibit 23.1 of the Company’s Current Report on Form 8-K/A filed with the Securities Exchange Commission on March 2, 2018)

31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Unaudited consolidated financial statements of the Acquired Company as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016 and accompanying notes thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K/A filed with the Securities Exchange Commission on March 2, 2018)

99.2
Audited consolidated financial statements of the Acquired Company as of and for the year ended December 31, 2016 and accompanying notes thereto (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K/A filed with the Securities Exchange Commission on March 2, 2018)

99.3
Unaudited pro forma condensed combined financial information as of December 31, 2017 and for the six months and year ended December 31, 2017 and June 30, 2017, respectively, and accompanying notes thereto (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K/A filed with the Securities Exchange Commission on March 2, 2018)

ITEM NO.	DESCRIPTION OF EXHIBIT
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