Form 10-Q
period 2018-09-30
MERCURY SYSTEMS INC
filed 2018-11-08
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Shares of Common Stock outstanding as of October 31, 2018: 48,401,205 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$72,869	$66,521
Accounts receivable, net of allowance for doubtful accounts of $202 and $359 at September 30, 2018 and June 30, 2018, respectively	113,920	104,040
Unbilled receivables and costs in excess of billings	39,977	39,774
Inventory	121,156	108,585
Prepaid income taxes	6,736	3,761
Prepaid expenses and other current assets	9,521	9,062
Total current assets	364,179	331,743
Property and equipment, net	50,829	50,980
Goodwill	520,589	497,442
Intangible assets, net	183,606	177,904
Other non-current assets	7,771	6,411
Total assets	$1,126,974	$1,064,480
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,726	$21,323
Accrued expenses	15,144	16,386
Accrued compensation	20,281	21,375
Deferred revenues and customer advances	21,605	12,596
Total current liabilities	82,756	71,680
Deferred income taxes	13,266	13,635
Income taxes payable	2,879	998
Long-term debt	240,000	195,000
Other non-current liabilities	11,452	11,276
Total liabilities	350,353	292,589
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 47,168,936 and 46,924,238 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	472	469
Additional paid-in capital	587,788	590,163
Retained earnings	187,447	179,968
Accumulated other comprehensive income	914	1,291
Total shareholders’ equity	776,621	771,891
Total liabilities and shareholders’ equity	$1,126,974	$1,064,480

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net revenues	$144,056	$106,069
Cost of revenues	82,473	55,395
Gross margin	61,583	50,674
Operating expenses:
Selling, general and administrative	24,741	20,568
Research and development	14,948	13,742
Amortization of intangible assets	7,181	5,637
Restructuring and other charges	504	95
Acquisition costs and other related expenses	399	261
Total operating expenses	47,773	40,303
Income from operations	13,810	10,371
Interest income	66	19
Interest expense	(2,259)	(3)
Other expense, net	(1,009)	(815)
Income before income taxes	10,608	9,572
Tax provision (benefit)	3,129	(8,381)
Net income	$7,479	$17,953
Basic net earnings per share	$0.16	$0.39
Diluted net earnings per share	$0.16	$0.38

Weighted-average shares outstanding:
Basic	47,048	46,504
Diluted	47,697	47,489

Comprehensive income:
Net income	$7,479	$17,953
Foreign currency translation adjustments	(362)	(78)
Pension benefit plan, net of tax	(15)	30
Total other comprehensive income, net of tax	(377)	(48)
Total comprehensive income	$7,102	$17,905
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$7,479	$17,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,546	9,337
Stock-based compensation expense	4,679	4,621
Benefit for deferred income taxes	(381)	(4,186)
Other non-cash items	1,222	378
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(5,891)	(7,810)
Inventory	(4,553)	(11,149)
Prepaid income taxes	(2,977)	(657)
Prepaid expenses and other current assets	68	(718)
Other non-current assets	88	(595)
Accounts payable, accrued expenses, and accrued compensation	(2,025)	12,841
Deferred revenues and customer advances	8,828	(627)
Income taxes payable	1,873	(11,279)
Other non-current liabilities	73	(81)
Net cash provided by operating activities	20,029	8,028
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(46,273)	(6,000)
Purchases of property and equipment	(3,727)	(3,628)
Other investing activities	—	(374)
Net cash used in investing activities	(50,000)	(10,002)
Cash flows from financing activities:
Borrowings under credit facilities	45,000	—
Payments for retirement of common stock	(6,812)	(13,548)
Payments of deferred financing and offering costs	(1,851)	—
Net cash provided by (used in) financing activities	36,337	(13,548)
Effect of exchange rate changes on cash and cash equivalents	(18)	(41)
Net increase (decrease) in cash and cash equivalents	6,348	(15,563)
Cash and cash equivalents at beginning of period	66,521	41,637
Cash and cash equivalents at end of period	$72,869	$26,074
Cash paid during the period for:
Interest	$3,442	$3
Income taxes	$4,291	$7,851
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and safety critical processing subsystems. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, it is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support primarily to defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, PGK, ProVision, P1, AIDEWS, CDS, and Win-T. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2018 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2018. The results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.
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

REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which was adopted on July 1, 2018, using the retrospective method. Revenue is recognized in accordance with the five step model set forth by ASC 606, which involves identification of the contract(s), identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations, and revenue recognition as the performance obligations are satisfied. The adoption of ASC 606 did not have a material impact to the amount or timing of revenue recognition related to the Company's legacy accounting methods for contracts including ship and bill, multiple-deliverable, and contract accounting. Such adoption did not have a material impact, individually or in the aggregate, to any amounts in the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Shareholders’ Equity or Consolidated Statements of Cash Flows. Refer to Note L for disaggregation of revenue for the period.
During step one of the five step model, the Company considers whether contracts should be combined or segmented, and based on this assessment, the Company combines closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, the Company may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. Certain contracts with customers require the Company to perform tests of its products prior to shipment to ensure their performance complies with the Company’s published product specifications and, on occasion, with additional customer-requested specifications. In these cases, the Company conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, the Company believes that no further customer testing requirements exist and that there is no uncertainty of acceptance by its customer. The Company's contracts with customers generally do not include a right of return relative to delivered products. In certain cases, contracts are modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are accounted for as part of the existing contract.
The Company is a leading provider of secure sensor and safety critical processing subsystems. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components, (ii) modules and sub-assemblies, and (iii) integrated subsystems. The Company also generates revenues from the performance of services, including analyst services and systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct, i.e., if a good or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
Once the Company determines the performance obligations, the Company then determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Variable consideration typically arises due to volume discounts, or other provisions that can either decrease or increase the transaction price. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the method the Company expects to better predict the amount of consideration to which it will be entitled. The determination of the estimates for variable consideration require judgment, and are based on past history with similar contracts and anticipated performance. Further, variable consideration is only included in the determination of the transaction price if it is probable that a significant reversal in the amount of revenue recognized will not occur. There are no constraints on the variable consideration recorded.
For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the standalone selling price of each distinct good or service in the contract. Standalone selling prices of the Company’s goods and services are generally not directly observable. Accordingly, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The objective of the expected cost plus a margin approach is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis. The Company's determination of the expected cost plus a margin approach involves the consideration of several factors based on the specific facts and circumstances of each contract. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies, often based on the price list established and updated by management on a regular basis, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.
The Company analyzes the standalone selling prices used in its allocation of transaction price on contracts at least annually. Standalone selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more frequent analysis or if the Company experiences significant variances in its selling prices.
Revenue recognized at a point in time generally relate to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 79% and 82% of revenues for the three months ended September 30, 2018 and 2017, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service, (ii) customers do not control the product or service prior to completion, and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon shipment (for goods) or completion (for services).
The Company engages in long-term contracts for development, production and services activities and recognizes revenue for performance obligations over time. These long-term contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, due to the fact that: (i) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, and (ii) the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material ("T&M") contracts.
For long-term contracts, the Company typically leverages the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimburseable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company elected to use a practical expedient permitted by ASC 606 whereby revenue is recognized in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices as well as availability for subcontractor services and materials. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
Total revenue recognized under long-term contracts over time was 21% and 18% of total revenues for the three months ended September 30, 2018 and 2017, respectively.
The Company does not provide its customers with rights of product return other than those related to assurance warranty provisions that permit repair or replacement of defective goods over a period of 12 months. The Company accrues for anticipated warranty costs upon product shipment. The Company does not consider activities related to such assurance warranties, if any, to be a separate performance obligation. The Company does offer separately priced extended warranties which generally range from 12 to 36 months that are treated as separate performance obligations. The transaction price allocated to extended warranties is recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract.

On long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component because most contracts have a duration of less than one year and payment is received as progress is made. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.
All revenues are reported net of government assessed taxes (e.g., sales taxes or value-added taxes).
ACCOUNTS RECEIVABLE
Accounts receivable, net, represents amounts that have been billed and are currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended as necessary. The allowance is based upon an assessment of the customers' credit worthiness, history with the customer, and the age of the receivable balance. The Company typically invoices a customer upon shipment of the product (or completion of a service) for contracts where revenue is recognized at a point in time. For contracts where revenue is recognized over time, the invoicing events are typically based on specified performance obligation deliverables or milestone events, or quantifiable measures of performance.
COSTS TO OBTAIN AND FULFILL A CONTRACT
The Company has elected to use a practical expedient available under ASC 606 whereby sales commissions are expensed as incurred for contracts where the amortization period would have been one year or less. The Company has not deferred sales commissions for contracts where the amortization period is greater than one year because such amounts that would qualify for deferral are not significant.
The Company has elected to treat shipping and handling activities performed after the customer has obtained control of the related goods as a fulfillment cost. Such costs are accrued for in conjunction with the recording of revenue for the goods and are classified as cost of revenues.
CONTRACT BALANCES
Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of contract assets and liabilities. Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Contract assets are presented as unbilled receivables and costs in excess of billings on the Company’s Consolidated Balance Sheets. Contract liabilities consist of deferred product revenue, billings in excess of revenues, deferred service revenue, and customer advances. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because the Company has not satisfied its performance obligations under the contract. Billings in excess of revenues represents milestone billing contracts where the billings of the contract exceed recognized revenues. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts or extended warranty contracts, which are recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract. Customer advances represent deposits received from customers on an order. Contract liabilities are included in deferred revenue and the long-term portion of deferred revenue is included within other non-current liabilities on the Company’s Consolidated Balance Sheets. Contract balances are reported in a net position on a contract-by-contract basis.
The contract asset balances were $39,977 and $39,774 as of September 30, 2018 and June 30, 2018. These balances remained consistent period over period. The contract liability balances were $22,468 and $13,425 as of September 30, 2018 and June 30, 2018. The increase was driven primarily by a significant milestone billing on a classified missile program.
Revenue recognized for the three month period ended September 30, 2018 that was included in the contract liability balance at the beginning of the year was $7,366.

REMAINING PERFORMANCE OBLIGATIONS
The Company has elected to use a practical expedient available under ASC 606 whereby contracts with original expected durations of one year or less are excluded from the remaining performance obligations, while these contracts are included within backlog. The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $166,880. The Company expects to recognize approximately 64% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended September 30,
	2018	2017
Basic weighted-average shares outstanding	47,048	46,504
Effect of dilutive equity instruments	649	985
Diluted weighted-average shares outstanding	47,697	47,489
Equity instruments to purchase 208 and 104 shares of common stock were not included in the calculation of diluted net earnings per share for the three months ended September 30, 2018, and 2017, respectively, because the equity instruments were anti-dilutive.
C. Acquisitions
GERMANE SYSTEMS AQUISITION
On July 31, 2018, the Company announced that it had entered into a membership interest purchase agreement (the "Purchase Agreement") and acquired Germane Systems, LC (“Germane”) pursuant to the terms of the Purchase Agreement.
Based in Chantilly, Virginia, Germane is an industry leader in the design, development and manufacturing of rugged servers, computers and storage systems for command, control and information (“C2I”) applications. The Company acquired Germane for an all cash purchase price of $45,000, subject to net working capital and net debt adjustments. The Company funded the acquisition with borrowings obtained under its existing revolving credit facility.

The following table presents the net purchase price and the fair values of the assets and liabilities of Germane on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$46,973
Less cash acquired	(193)
Net purchase price	$46,780

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$193
Accounts receivable	4,277
Inventory	8,575
Fixed assets	867
Other current and non-current assets	596
Accounts payable	(3,146)
Accrued expenses	(914)
Other current and non-current liabilities	(232)
Estimated fair value of net tangible assets acquired	10,216
Estimated fair value of identifiable intangible assets	12,910
Estimated goodwill	23,847
Estimated fair value of net assets acquired	46,973
Less cash acquired	(193)
Net purchase price	$46,780
The amounts above represent the preliminary fair value estimates as of September 30, 2018 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $8,500 with a useful life of 11 years, developed technology of $4,200 with a useful life of 8 years and backlog of $210 with a useful life of 1 year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $23,847 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mercury Defense Systems (“MDS”) reporting unit. Since Germane was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of September 30, 2018 the Company had $23,554 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Germane because such information is not material to the Company's financial results.
The revenues and loss before income taxes from Germane included in the Company's consolidated results for the three months ended September 30, 2018 were $8,994 and $(400), respectively. The Germane results include expenses resulting from purchase accounting which include amortization of intangibles and inventory step-up.
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
Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets. Under the terms of the Merger Agreement, the merger consideration (including payments with respect to outstanding stock options) consisted of an all cash purchase price of approximately $180,000. The merger consideration is subject to post-closing adjustments based on a determination of closing net working capital, transaction expenses and net debt (all as defined in the Merger Agreement). The Company funded the acquisition with borrowings obtained under its existing revolving credit facility. On July 13, 2018, the Company and former owners of Ceres agreed to post-closing adjustments totaling $700, which decreased the Company's net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of the Acquired Company on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$187,089
Working capital and net debt adjustment	(1,274)
Less cash acquired	(6,810)
Net purchase price	$179,005

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$6,810
Accounts receivable	7,713
Inventory	7,333
Fixed assets	479
Other current and non-current assets	2,896
Accounts payable	(3,287)
Accrued expenses	(4,672)
Other current and non-current liabilities	(1,210)
Deferred tax liability	(14,115)
Estimated fair value of net tangible assets acquired	1,947
Estimated fair value of identifiable intangible assets	71,720
Estimated goodwill	112,148
Estimated fair value of net assets acquired	185,815
Less cash acquired	(6,810)
Net purchase price	$179,005
The amounts above represent the preliminary fair value estimates as of September 30, 2018 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $52,600 with a useful life of 12.5 years, developed technology of $17,150 with a useful life of 9.5 years and backlog of $1,970 with a useful life of 1 year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $112,148 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the MDS reporting unit and is not tax deductible.
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2018:

	Fair Value Measurements
	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$11,087	$—	$11,087	$—
Total	$11,087	$—	$11,087	$—

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
Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. Once an item is written down, the value becomes the new inventory cost basis. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, historical usage, product mix and possible alternative uses. Inventory was comprised of the following:

	September 30, 2018	June 30, 2018
Raw materials	$73,104	$61,748
Work in process	30,540	30,841
Finished goods	17,512	15,996
Total	$121,156	$108,585
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the three months ended September 30, 2018:

	SMP	AMS	MDS	Total
Balance at June 30, 2018	$119,560	$218,147	$159,735	$497,442
Goodwill adjustment for the Themis acquisition	—	—	(700)	(700)
Goodwill arising from the Germane acquisition			23,847	23,847
Balance at September 30, 2018	$119,560	$218,147	$182,882	$520,589
In the three months ended September 30, 2018, there were no triggering events, as defined by ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2018	$1,801	$—	$1,801
Restructuring and other charges	502	18	520
Cash paid	(1,311)	(2)	(1,313)
Reversals(*)	—	(16)	(16)
Restructuring liability at September 30, 2018	$992	$—	$992
(*) Reversals result from the unused outplacement services and operating costs.
During the three months ended September 30, 2018, the Company incurred net restructuring and other charges of $504. The increase was primarily driven by higher severance costs from the recently acquired Germane business. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.

All of the restructuring and other charges are classified as operating expenses in the Consolidated Statements of Operations and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.

H.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act has impacted the U.S. statutory Federal tax rate that the Company will use going forward, which has been reduced to 21% from 35%. The Tax Act also introduced a modified territorial tax system and a minimum tax on certain foreign earnings for tax years beginning after December 31, 2017.
The Tax Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through December 31, 2017. During the three months ended September 30, 2018, the Company paid the additional U.S. Federal cash taxes of approximately $386 on the deemed mandatory repatriation. As of September 30, 2018, the Company has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2019. In accordance with SEC Staff Accounting Bulletin 118, future adjustments to the provisional amounts will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and or finalized.
The Company recorded an income tax provision of $3,129 and an income tax benefit of $8,381 on income from operations before income taxes of $10,608 and $9,572 for the three months ended September 30, 2018 and 2017, respectively.
The effective tax rate for the three months ended September 30, 2018 differed from the Federal statutory rate of 21% primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a modified territorial tax system and a minimum tax on certain foreign earnings and state taxes. These provisions have been included in the income tax expense for the three months ended September 30, 2018. During the three months ended September 30, 2018, the Company recognized a discrete benefit of $1,649 related to excess tax benefits on stock-based compensation.
The effective tax rate for the three months ended September 30, 2017 differed from the Federal statutory rate of 35% primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock-based compensation, and state taxes. During the second quarter of fiscal 2018, the Federal statutory rate transitioned to a blended 28% as a result of the Tax Act. During the three months ended September 30, 2017, the Company recognized a discrete benefit of $7,873, related to excess tax benefits on stock-based compensation. The three months ended September 30, 2017 also included a discrete tax benefit of $4,075 derived from new information obtained about net operating loss carry-forwards of the entities acquired from Microsemi Corporation in May 2016.
On August 21, 2018, the Internal Revenue Service ("IRS") provided initial guidance on amendments made to the limitation on executive compensation by the Tax Act. During the three months ended September 30, 2018, the Company recorded an adjustment to its unrecognized tax positions of $1,711 as a result of this guidance. No other material changes to the Company’s unrecognized tax positions occurred during the three months ended September 30, 2018.

I.	Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended its revolving credit facility to increase and extend the borrowing capacity to $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023 (“the Revolver”). As of September 30, 2018, the Company's outstanding balance of unamortized deferred financing costs was $6,722, which is being amortized to other income (expense), net on a straight line basis over the new term of the Revolver. The Company drew $45,000 from the Revolver to facilitate the acquisition of Germane.
As of September 30, 2018, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $240,000 against the Revolver, resulting in interest expense of $2,259 for the three months ended September 30, 2018. There were outstanding letters of credit of $2,510 as of September 30, 2018.

K.	Employee Benefit Plan
PENSION PLAN
The Company maintains a defined benefit pension plan (the "Plan") for its Swiss employees, which is administered by an independent pension fund. The Plan is mandated by Swiss law and meets the criteria for a defined benefit plan under ASC 715, Compensation—Retirement Benefits (“ASC 715”), because participants of the Plan are entitled to a defined rate of return on contributions made. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies for which the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan.
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at September 30, 2018 was a net liability of $6,316, which is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net (loss) gain of $(15) and $30 in accumulated other comprehensive income during the three months ended September 30, 2018, and 2017, respectively. The Company recognized net periodic benefit costs of $202 and $206 associated with the Plan for the three months ended September 30, 2018 and 2017, respectively. The Company's total expected employer contributions to the Plan during fiscal 2019 are $642.

J.	Stock-Based Compensation
STOCK OPTION PLANS
The aggregate number of shares authorized for issuance under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), is 15,252 shares at September 30, 2018. The 2005 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 780 shares available for future grant under the 2005 Plan at September 30, 2018.
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
EMPLOYEE STOCK PURCHASE PLAN
The aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2018 and 2017, respectively. Shares available for future purchase under the ESPP totaled 220 at September 30, 2018.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2018	4	$5.52	3.13
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2018	4	$5.52	2.88

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2018:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	1,135	$27.26
Granted	343	49.33
Vested	(382)	49.31
Forfeited	(47)	33.03
Outstanding at September 30, 2018	1,049	$38.61
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). The Company had $224 and $148 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of September 30, 2018 and 2017, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Three Months Ended September 30,
	2018	2017
Cost of revenues	$252	$148
Selling, general and administrative	3,884	3,976
Research and development	543	497
Stock-based compensation expense before tax	4,679	4,621
Income taxes	(1,281)	(1,763)
Stock-based compensation expense, net of income taxes	$3,398	$2,858

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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED SEPTEMBER 30, 2018
Net revenues to unaffiliated customers	$131,349	$11,438	$1,269	$—	$144,056
Inter-geographic revenues	1,647	358	—	(2,005)	—
Net revenues	$132,996	$11,796	$1,269	$(2,005)	$144,056
THREE MONTHS ENDED SEPTEMBER 30, 2017
Net revenues to unaffiliated customers	$97,715	$7,478	$876	$—	$106,069
Inter-geographic revenues	1,747	22	—	(1,769)	—
Net revenues	$99,462	$7,500	$876	$(1,769)	$106,069

Effective July 1, 2018, the Company adopted the requirements of ASC 606, Revenue from Contracts with Customers, using the retrospective method. As previously mentioned, such adoption did not have a material impact to the Company's consolidated financial statements. The following tables present disaggregated revenue consistent with the Company's strategy of expanding its technological capabilities and program content. As additional information related to the Company’s products by end user, application and/or product grouping is attained, the categorization of these products can vary over time. When this occurs, the Company reclassifies revenue by end user, application and/or product grouping for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each revenue category.
The following table below presents the Company's net revenue by end user for the periods presented:

	Three Months Ended September 30,
	2018	2017
Domestic (1)	$130,579	$89,678
International/Foreign Military Sales (2)	13,477	16,391
Total Net Revenue	$144,056	$106,069
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
The following table below presents the Company's net revenue by end application for the periods presented:

	Three Months Ended September 30,
	2018	2017
Radar (1)	$40,979	$36,540
Electronic Warfare (2)	24,054	28,008
Other Sensor & Effector (3)	13,658	9,749
Total Sensor & Effector	78,691	74,297
C4I (4)	44,224	12,825
Other (5)	21,141	18,947
Total Net Revenue	$144,056	$106,069
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
(5) Other products include all component and other sales where the end use is not specified.

The following table below presents the Company's net revenue by product grouping for the periods presented:

	Three Months Ended September 30,
	2018	2017
Components (1)	$40,400	$32,812
Modules and Sub-assemblies (2)	51,592	47,732
Integrated Subsystems (3)	52,064	25,525
Total Net Revenue	$144,056	$106,069
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
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2018	$46,919	$3,891	$19	$—	$50,829
June 30, 2018	$47,997	$2,974	$9	$—	$50,980
Identifiable long-lived assets exclude goodwill and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2018	2017
Raytheon Company	19%	21%
Lockheed Martin Corporation	*	18%
Northrop Grumman Corporation	*	10%
	19%	49%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended September 30,
	2018	2017
F-35	12%	*
SEWIP (1)	*	11%
	12%	11%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
(1) SEWIP includes 10% and 1% of revenues during the three months ended September 30, 2017 related to the SEWIP Block II and SEWIP Block III, respectively.

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
PURCHASE COMMITMENTS
As of September 30, 2018, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $64,166.
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
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission ("SEC") may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety critical processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, we are pioneering a next-generation defense electronics business model designed to meet the industry’s current and emerging business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support primarily to defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, PGK, ProVision, P1, AIDEWS, CDS, and Win-T. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
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
As of September 30, 2018, we had 1,452 employees. During fiscal 2018, the growth in our headcount resulted in us exceeding the threshold for qualifying as a "small business" for government contract purposes. The revenues received as a result of small business set aside funding are not considered material.
Our consolidated revenues, acquired revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended September 30, 2018 were $144.1 million, $31.3 million, $7.5 million, $0.16, $0.39, and $31.6 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
As previously announced, effective July 1, 2018, we adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606") using the retrospective method as discussed in Note B in the accompanying consolidated financial statements. All amounts and disclosures set forth in this Form 10-Q reflect these changes. Such adoption did not have a material impact to our consolidated financial statements.
RESULTS OF OPERATIONS:
Results of operations for the three months ended September 30, 2018 includes full period results from the acquisition of Themis Computer (“Themis”), and only results from the acquisition date of Germane Systems, LC ("Germane"), which was acquired subsequent to June 30, 2018. Accordingly, the periods presented below are not directly comparable.
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
The following tables set forth, for the three month periods indicated, financial data from the Consolidated Statements of Operations:

(In thousands)	September 30, 2018	As a % of Total Net Revenue	September 30, 2017	As a % of Total Net Revenue
Net revenues	$144,056	100.0%	$106,069	100.0%
Cost of revenues	82,473	57.2	55,395	52.2
Gross margin	61,583	42.8	50,674	47.8
Operating expenses:
Selling, general and administrative	24,741	17.1	20,568	19.3
Research and development	14,948	10.4	13,742	13.0
Amortization of intangible assets	7,181	5.0	5,637	5.3
Restructuring and other charges	504	0.3	95	0.1
Acquisition costs and other related expenses	399	0.3	261	0.2
Total operating expenses	47,773	33.1	40,303	37.9
Income from operations	13,810	9.7	10,371	9.9
Interest income	66	—	19	—
Interest expense	(2,259)	(1.6)	(3)	—
Other expense, net	(1,009)	(0.7)	(815)	(0.8)
Income before income taxes	10,608	7.4	9,572	9.1
Tax provision (benefit)	3,129	2.2	(8,381)	(7.9)
Net income	$7,479	5.2%	$17,953	17.0%

REVENUES
Total revenues increased $38.0 million, or 36%, to $144.1 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. The increase in total revenues is primarily attributed to $31.3 million of Acquired revenues and increased organic revenue from the F-35, UAV Predator and Stormbreaker programs. These increases were partially offset by lower revenues from the SEWIP Block II and Aegis programs. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, decreased $2.9 million to $13.5 million during the three months ended September 30, 2018, compared to $16.4 million in the same period in the prior fiscal year. International revenues represented 9% and 15% of total revenues during the three months ended September 30, 2018 and 2017, respectively.
Revenues from C4I, Radar, and Other Sensor and Effector increased by $31.4 million, $4.4 million and $3.9 million, respectively, during the three months ended September 30, 2018 as compared to the same period in fiscal 2017. The C4I increase was driven primarily by the Acquired revenue from the Themis and Germane acquisitions as well as the UAV Predator program, partially offset by lower revenue from the UAV T-Series program. The increase in Radar was primarily due to higher revenue from the F-35 and Triton programs, partially offset by lower revenue from the AEGIS program. The increase in Other Sensor and Effector was primarily driven by the Stormbreaker program and a significant classified missile program. Revenues from EW decreased by $4.0 million driven primarily by the SEWIP Block II program during the three months ended September 30, 2018 as compared to the same period in fiscal 2018.
Revenues from integrated subsystems, components and modules and sub-assemblies increased by $26.5 million, $7.6 million and $3.9 million, respectively, during the three months ended September 30, 2018 as compared to the same period in fiscal 2018. The integrated subsystems increase was driven primarily by acquired revenue from the Themis and Germane acquisitions as well as organic revenue increases in the Triton and E2D Hawkeye programs. The increase in components was driven primarily by the F-35 programs. The increase in modules and sub-assemblies was driven primarily by the UAV Predator, Stormbreaker, and Paragon MODS programs.
GROSS MARGIN
Gross margin was 42.8% for the three months ended September 30, 2018, a decrease of 500 basis points from the 47.8% gross margin achieved during the same period in fiscal 2018. The lower gross margin between years was primarily driven by lower margin Themis and Germane businesses, program mix and increase customer funded credits (“CRAD”). Lower gross margins for the three months ended September 30, 2018 were partially offset by decreased inventory step up compared to the same period in fiscal 2018.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $4.2 million, or 20.3%, to $24.7 million during the three months ended September 30, 2018, compared to $20.6 million in the same period in fiscal 2018. The increase was primarily related to increased headcount from the acquisitions of Themis and Germane. Selling, general and administrative expenses decreased as a percentage of revenue to 17.1% for the three months ended September 30, 2018 from 19.3% during the same period in fiscal 2018 primarily due to improved operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $1.2 million, or 8.8%, to $14.9 million during the three months ended September 30, 2018, compared to $13.7 million during the same period in fiscal 2018. The increase was primarily due to increased headcount from our recent acquisitions driving higher compensation related costs, partially offset by increased CRAD. Research and development expenses accounted for 10.4% and 13.0% of our revenues for the three months ended September 30, 2018 and 2017, respectively. The decrease was primarily driven by higher revenues and additional CRAD for the three months ended September 30, 2018 as compared to the same period in fiscal 2018.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased $0.4 million to $0.5 million during the three months ended September 30, 2018, compared to $0.1 million during the same period in fiscal 2018. The increase was primarily driven by higher severance costs from the recently acquired Germane business compared to the same period in fiscal 2018. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.

ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.4 million of acquisition costs and other related expenses during the three months ended September 30, 2018, compared to $0.3 million during the same period in fiscal 2018. The acquisition costs and other related expenses incurred during the three months ended September 30, 2018, related to the acquisition of Germane, while those during the same period in fiscal 2018 related to the acquisition of Richland Technologies ("RTL"). We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
Interest expense increased $2.3 million during the three months ended September 30, 2018 compared to the same period in fiscal 2018. The three months ended September 30, 2018 included $2.3 million interest expense on the revolving credit facility ("the Revolver"), which facilitated the acquisition of Themis during the third quarter of fiscal 2018 and Germane during the first quarter of fiscal 2019.
OTHER EXPENSE, NET
Other expense, net increased $0.2 million to $1.0 million during the three months ended September 30, 2018, as compared to $0.8 million in the same period in fiscal 2018. The increase was primarily due to $0.3 million of foreign exchange loss during the three months ended September 30, 2018, as compared to less than $0.1 million foreign exchange gains during the same period in fiscal 2018. Both fiscal periods include similar financing and registration fees.
INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act has impacted the U.S. statutory Federal tax rate that we will use going forward, which has been reduced to 21% from 35%. The Tax Act introduced a modified territorial tax system and a minimum tax on certain foreign earnings for tax years beginning after December 31, 2017.
We recorded an income tax provision of $3.1 million and an income tax benefit of $8.4 million on income from operations before income taxes of $10.6 million and $9.6 million for the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 and 2017, we recognized discrete benefits of $1.6 million and $7.9 million, respectively, related to excess tax benefits on stock-based compensation.
The effective tax rate for the three months ended September 30, 2018 differed from the Federal statutory rate of 21% primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes. These provisions have been included in the income tax expense for the three months ended September 30, 2018.
The effective tax rate for the three months ended September 30, 2017 differed from the Federal statutory rate of 35% primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock-based compensation, and state taxes. During the second quarter of fiscal 2018, the Federal statutory rate transitioned to a blended 28% as a result of the Tax Act.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, and the FASB. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act could have a material impact on our future U.S. tax expense.
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. In connection with the amendment, we repaid the remaining outstanding interest on the Revolver using cash on hand. On July, 31, 2018, we drew $45.0 million from the Revolver to facilitate the acquisition of Germane. The Revolver had an outstanding balance of $240.0 million at September 30, 2018. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
CASH FLOWS

	As of and For the Three Month Period Ended September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$20,029	$8,028
Net cash used in investing activities	$(50,000)	$(10,002)
Net cash provided by (used in) financing activities	$36,337	$(13,548)
Net increase (decrease) in cash and cash equivalents	$6,348	$(15,563)
Cash and cash equivalents at end of period	$72,869	$26,074
Our cash and cash equivalents increased by $6.3 million from June 30, 2018 to September 30, 2018, primarily as the result of $20.0 million provided by operating activities and net borrowings under the credit facility of $45.0 million. These increases were offset by $46.3 million used in acquisition activities, $6.8 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards, $3.7 million invested in purchases of property and equipment, and $1.9 million related to the fees incurred to increase the borrowing capacity of our existing revolving credit facility.
Operating Activities
During the three months ended September 30, 2018, we generated $20.0 million in cash from operating activities, an increase of $12.0 million when compared to the same period in fiscal 2018. The increase in cash generated by operating activities was primarily the result of less cash paid for income taxes, increased deferred revenue and customer advances, and lower inventory. These increases were partially offset by cash uses for accounts payable and accrued expenses and lower comparable net income.

Investing Activities
During the three months ended September 30, 2018, we invested $50.0 million compared to $10.0 million during the same period in fiscal 2018. The increase was driven by the acquisition of Germane during the three months ended September 30, 2018 compared to the acquisition of RTL in the same period of fiscal 2018. The purchases of property and equipment were consistent for the three months ended September 30, 2018 compared to the previous year.
Financing Activities
During the three months ended September 30, 2018, we had $36.3 million cash provided by financing activities compared to $13.5 million cash used in financing activities during the same period in fiscal 2018. The $49.9 million increase was primarily due to the $45.0 million of net borrowings that were drawn against the Revolver to facilitate the acquisition of Germane during the three months ended September 30, 2018. The increase included fewer payments of $6.7 million related to the retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards during the as compared to the same period of fiscal 2018. These increases were partially offset by $1.9 million of payments for deferred financing fees related to the amendment of the Revolver.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2018:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$64,166	$64,166	$—	$—	$—
Operating leases	63,693	9,301	17,432	14,695	22,265
	$127,859	$73,467	$17,432	$14,695	$22,265
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $64.2 million at September 30, 2018.
We have a liability at September 30, 2018 of $2.9 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income, adjusted earnings per share ("adjusted EPS") free cash flow, acquired revenue and organic revenue.

Adjusted EBITDA is defined as net income before other non-operating adjustments, interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based and other non-cash compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus and equity compensation for executive officers based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2018	2017
Net income	$7,479	$17,953
Other non-operating adjustments, net (1)	365	222
Interest expense (income), net	2,193	(16)
Income taxes	3,129	(8,381)
Depreciation	4,365	3,700
Amortization of intangible assets	7,181	5,637
Restructuring and other charges (2)	504	95
Impairment of long-lived assets	—	—
Acquisition and financing costs	1,043	854
Fair value adjustments from purchase accounting (3)	620	509
Litigation and settlement expense (income), net	—	—
Stock-based and other non-cash compensation expense	4,743	4,696
Adjusted EBITDA	$31,622	$25,269
(1) As of July 1, 2018, we has revised our definition of adjusted EBITDA to incorporate other non-operating adjustments, net, which includes gains or losses on foreign currency remeasurement and fixed assets sales and disposals among other adjustments. Adjusted EBITDA for prior periods has been recast for comparative purposes.
(2) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(3) Fair value adjustments from purchase accounting for the three months ended September 30, 2018 relate to Germane inventory step-up amortization. Fair value adjustments from purchase accounting for the three months ended September 30, 2017 relate to CES and Delta inventory step-up amortization.
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
The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended September 30,
(In thousands, except per share data)	2018		2017
Net income and diluted earnings per share	$7,479	$0.16	$17,953	$0.38
Amortization of intangible assets	7,181		5,637
Restructuring and other charges (1)	504		95
Impairment of long-lived assets	—		—
Acquisition and financing costs	1,043		854
Fair value adjustments from purchase accounting (2)	620		509
Litigation and settlement expenses (income), net	—		—
Stock-based and other non-cash compensation expense	4,743		4,696
Impact to income taxes (3)	(3,073)		(11,951)
Adjusted income and adjusted earnings per share	$18,497	$0.39	$17,793	$0.37

Diluted weighted-average shares outstanding		47,697		47,489
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended September 30, 2018 relate to Germane inventory step-up amortization. Fair value adjustments from purchase accounting for the three months ended September 30, 2017 relate to CES and Delta inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended September 30,
(In thousands)	2018	2017
Cash provided by operating activities	$20,029	$8,028
Purchase of property and equipment	(3,727)	(3,628)
Free cash flow	$16,302	$4,400

Organic revenue and acquired revenue are non-GAAP measures for reporting financial performance of our business. We believe this information provides investors with insight to our ongoing business performance. Organic revenue represents total company revenue excluding net revenue from acquired companies for the first four full quarters since the entities’ acquisition date (which excludes intercompany transactions). Acquired revenue represents revenue from acquired companies for the first four full quarters since the entities' acquisition date (which excludes intercompany transactions). After the completion of four full fiscal quarters, acquired revenue is treated as organic for current and comparable historical periods.
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure.

(In thousands)	September 30, 2018	As a % of Total Net Revenue	September 30, 2017	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$112,801	78%	$106,069	100%	$6,732	6%
Acquired revenue	31,255	22%	—	—%	$31,255	100%
Total revenues	$144,056	100%	$106,069	100%	$37,987	36%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715) Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. For public business entities, the standard is effective for fiscal years ending after December 15, 2020. The ASU requires retrospective adoption and permits early adoption for all entities. We do not expect this guidance to have a material impact to our consolidated financial statements or related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP.
The new standard permits adoption by using either (i) a retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. In accordance with this standard, we have adopted the new standard using the retrospective method. We have completed the assessment phase and implemented the new standard accordingly. Further, we have evaluated our policies in relation to our internal controls framework. This assessment included identification, consideration, and quantification of the impact of the new standard on our financial statements, accounting policies, processes, control environment and systems. The outcome of this assessment included implementation of supporting processes and systems that enable timely and accurate reporting under the new standard. Adoption of the new standard did not result in a significant change in our control environment. Such adoption has resulted in additional disclosures around the nature and timing of our performance obligations, contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by us. We have applied the standard’s practical expedient that permits the omission of prior-period information about our remaining performance obligations. We also elected to use a practical expedient available under the new standard whereby contracts with original expected durations of one year or less are excluded from our remaining performance obligations.
Adoption of the new standard did not have a material impact to the amount or timing of revenue recognition related to our legacy accounting methods for contracts including ship and bill, multiple-deliverable, and contract accounting, which encompassed the legacy percentage-of-completion, completed contract and time and materials methods. For T&M contracts, we elected to use a practical expedient permitted by the new standard whereby revenue is recognized in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. Such adoption did not have a material impact to our consolidated financial statements.
In connection with the adoption of the new standard, there is a requirement to capitalize certain incremental costs of obtaining a contract, which for us primarily comprises commission expenses for internal and external sales representatives. Any such costs required to be capitalized would be amortized over the period of performance for the underlying contracts. We have elected the practical expedient under the new standard whereby costs associated with contracts that have a duration less than one year are expensed as incurred. We have completed the evaluation of capitalizing costs to obtain a contract, noting that the impact related to these costs would be limited to commissions on contracts with a duration exceeding one year. The impact was not material to our consolidated financial statements.
Effective July 1, 2018, we adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. Such adoption has not and will not have any impact to our consolidated financial statements.
Effective July 1, 2018, we adopted ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current U.S. GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. Such adoption has not and will not have any impact to our consolidated financial statements.
Effective July 1, 2018, we adopted ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Such adoption has not and will not have a material impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2018 to September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired Themis and Germane businesses into our overall internal control over financial reporting environment.

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
On July 10, 2018, a securities class action complaint was filed against us, Mark Aslett, and Gerald M. Haines II in the U.S. District Court for the District of Massachusetts. The complaint asserts Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of our stock from October 24, 2017 to April 24, 2018. The complaint alleges that our public disclosures in SEC filings and on earnings calls were false and/or misleading. On September 27, 2018, The City of Daytona Beach Police & Fire Pension Fund was designated as the lead plaintiff and Levi & Korsinsky was designated as lead counsel in the matter.  The Court granted plaintiff leave to amend and restate the complaint, which is due on November 26th, 2018. We believe the claims in the complaint are without merit and intend to defend our self vigorously.

ITEM 1A.	RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. There have been no material changes from the factors disclosed in our 2018 Annual Report on Form 10-K filed on August 16, 2018, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 8, 2018.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer