Form 10-Q
period 2018-12-31
MERCURY SYSTEMS INC
filed 2019-02-07
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018
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
Shares of Common Stock outstanding as of January 31, 2019: 48,459,046 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$93,903	$66,521
Accounts receivable, net of allowance for doubtful accounts of $743 and $359 at December 31, 2018 and June 30, 2018, respectively	123,117	104,040
Unbilled receivables and costs in excess of billings	45,194	39,774
Inventory	126,402	108,585
Prepaid income taxes	766	3,761
Prepaid expenses and other current assets	9,923	9,062
Total current assets	399,305	331,743
Property and equipment, net	53,130	50,980
Goodwill	519,660	497,442
Intangible assets, net	176,671	177,904
Other non-current assets	7,873	6,411
Total assets	$1,156,639	$1,064,480
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,750	$21,323
Accrued expenses	16,875	16,386
Accrued compensation	23,064	21,375
Deferred revenues and customer advances	22,491	12,596
Total current liabilities	93,180	71,680
Deferred income taxes	12,202	13,635
Income taxes payable	2,880	998
Long-term debt	240,000	195,000
Other non-current liabilities	12,301	11,276
Total liabilities	360,563	292,589
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 47,248,881 and 46,924,238 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	472	469
Additional paid-in capital	594,670	590,163
Retained earnings	199,830	179,968
Accumulated other comprehensive income	1,104	1,291
Total shareholders’ equity	796,076	771,891
Total liabilities and shareholders’ equity	$1,156,639	$1,064,480

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net revenues	$159,089	$117,912	$303,145	$223,981
Cost of revenues	88,202	63,752	170,675	119,147
Gross margin	70,887	54,160	132,470	104,834
Operating expenses:
Selling, general and administrative	27,819	21,222	52,560	41,790
Research and development	16,192	15,187	31,140	28,929
Amortization of intangible assets	6,939	5,827	14,120	11,464
Restructuring and other charges	23	313	527	408
Acquisition costs and other related expenses	53	723	452	984
Total operating expenses	51,026	43,272	98,799	83,575
Income from operations	19,861	10,888	33,671	21,259
Interest income	71	3	137	22
Interest expense	(2,196)	(107)	(4,455)	(110)
Other expense, net	(870)	(316)	(1,879)	(1,131)
Income before income taxes	16,866	10,468	27,474	20,040
Tax provision (benefit)	4,483	1,335	7,612	(7,046)
Net income	$12,383	$9,133	$19,862	$27,086
Basic net earnings per share	$0.26	$0.20	$0.42	$0.58
Diluted net earnings per share	$0.26	$0.19	$0.42	$0.57

Weighted-average shares outstanding:
Basic	47,189	46,752	47,118	46,701
Diluted	47,705	47,447	47,696	47,538

Comprehensive income:
Net income	$12,383	$9,133	$19,862	$27,086
Foreign currency translation adjustments	205	22	(157)	(56)
Pension benefit plan, net of tax	(15)	10	(30)	40
Total other comprehensive income, net of tax	190	32	(187)	(16)
Total comprehensive income	$12,573	$9,165	$19,675	$27,070
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$19,862	$27,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,254	18,939
Stock-based compensation expense	9,963	9,448
Benefit for deferred income taxes	(1,943)	(4,833)
Other non-cash items	2,144	847
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(20,845)	(9,181)
Inventory	(9,422)	(22,455)
Prepaid income taxes	2,995	1,414
Prepaid expenses and other current assets	(340)	(1,970)
Other non-current assets	118	(2,507)
Accounts payable, accrued expenses, and accrued compensation	7,215	11,597
Deferred revenues and customer advances	9,480	1,976
Income taxes payable	1,872	(11,284)
Other non-current liabilities	977	(2,270)
Net cash provided by operating activities	45,330	16,807
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(45,029)	(5,798)
Purchases of property and equipment	(10,802)	(7,592)
Other investing activities	—	(375)
Net cash used in investing activities	(55,831)	(13,765)
Cash flows from financing activities:
Proceeds from employee stock plans	1,677	2,049
Borrowings under credit facilities	45,000	15,000
Payments under credit facilities	—	(15,000)
Payments for retirement of common stock	(6,932)	(14,909)
Payments of deferred financing and offering costs	(1,851)	—
Net cash provided by (used in) financing activities	37,894	(12,860)
Effect of exchange rate changes on cash and cash equivalents	(11)	216
Net increase (decrease) in cash and cash equivalents	27,382	(9,602)
Cash and cash equivalents at beginning of period	66,521	41,637
Cash and cash equivalents at end of period	$93,903	$32,035
Cash paid during the period for:
Interest	$5,648	$111
Income taxes	$4,308	$9,928
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and safety-critical processing subsystems. Optimized for customer and mission success, its solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, it is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support primarily to defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, PGK, ProVision, P1, AIDEWS, CDS, and Win-T. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2018 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2018. The results for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.
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
The Company is a leading provider of secure sensor and safety-critical processing subsystems. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components; (ii) modules and sub-assemblies; and (iii) integrated subsystems. The Company also generates revenues from the performance of services, including analyst services and systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct, i.e., if a good or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
Once the Company identifies the performance obligations, the Company then determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Variable consideration typically arises due to volume discounts, or other provisions that can either decrease or increase the transaction price. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the method the Company expects to better predict the amount of consideration to which it will be entitled. The determination of the estimates for variable consideration require judgment, and are based on past history with similar contracts and anticipated performance. Further, variable consideration is only included in the determination of the transaction price if it is probable that a significant reversal in the amount of revenue recognized will not occur. There are no constraints on the variable consideration recorded.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 76% and 78% of revenues for the three and six months ended December 31, 2018, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 76% and 79% of revenues for the three and six months ended December 31, 2017, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon shipment (for goods) or completion (for services).
The Company engages in long-term contracts for development, production and services activities and recognizes revenue for performance obligations over time. These long-term contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, due to the fact that: (i) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; and (ii) the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material ("T&M") contracts.
For long-term contracts, the Company typically leverages the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimburseable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company elected to use a practical expedient permitted by ASC 606 whereby revenue is recognized in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
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
Total revenue recognized under long-term contracts over time was 24% and 22% of total revenues for the three and six months ended December 31, 2018, respectively. Total revenue recognized under long-term contracts over time was 24% and 21% of total revenues for the three and six months ended December 31, 2017, respectively.
The Company generally does not provide its customers with rights of product return other than those related to assurance warranty provisions that permit repair or replacement of defective goods over a period of 12-36 months. The Company accrues for anticipated warranty costs upon product shipment. The Company does not consider activities related to such assurance warranties, if any, to be a separate performance obligation. The Company does offer separately priced extended warranties which generally range from 12 to 36 months that are treated as separate performance obligations. The transaction price allocated to extended warranties is recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
The contract asset balances were $45,194 and $39,774 as of December 31, 2018 and June 30, 2018, respectively. These balances remained consistent period over period. The contract liability balances were $23,304 and $13,425 as of December 31, 2018 and June 30, 2018, respectively. The increase was driven primarily by a significant milestone billing on a classified missile program.
Revenue recognized for the three and six month period ended December 31, 2018 that was included in the contract liability balance at the beginning of the year was $1,617 and $8,983, respectively.

REMAINING PERFORMANCE OBLIGATIONS
The Company has elected to use a practical expedient available under ASC 606 whereby contracts with original expected durations of one year or less are excluded from the remaining performance obligations, while these contracts are included within backlog. The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $160,189. The Company expects to recognize approximately 69% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Basic weighted-average shares outstanding	47,189	46,752	47,118	46,701
Effect of dilutive equity instruments	516	695	578	837
Diluted weighted-average shares outstanding	47,705	47,447	47,696	47,538
Equity instruments to purchase 31 and 481 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2018, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 23 and 162 shares of common stock were not included in the calculation of diluted net earnings per share for the three and six months ended December 31, 2017, respectively, because the equity instruments were anti-dilutive.
C. Acquisitions
GERMANE SYSTEMS AQUISITION
On July 31, 2018, the Company announced that it had entered into a membership interest purchase agreement (the "Purchase Agreement") and acquired Germane Systems, LC (“Germane”) pursuant to the terms of the Purchase Agreement.
Based in Chantilly, Virginia, Germane is an industry leader in the design, development and manufacturing of rugged servers, computers and storage systems for command, control and information (“C2I”) applications. The Company acquired Germane for an all cash purchase price of $45,000, subject to net working capital and net debt adjustments. The Company funded the acquisition with borrowings obtained under its existing revolving credit facility. On December 12, 2018 the Company and former owners of Germane agreed to post-closing adjustments totaling $1,244, which decreased the Company's net purchase price.

The following table presents the net purchase price and the fair values of the assets and liabilities of Germane on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$46,973
Working capital and net debt adjustment	(1,244)
Less cash acquired	(193)
Net purchase price	$45,536

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$193
Accounts receivable	4,277
Inventory	8,575
Fixed assets	867
Other current and non-current assets	596
Accounts payable	(3,146)
Accrued expenses	(1,229)
Other current and non-current liabilities	(232)
Estimated fair value of net tangible assets acquired	9,901
Estimated fair value of identifiable intangible assets	12,910
Estimated goodwill	22,918
Estimated fair value of net assets acquired	45,729
Less cash acquired	(193)
Net purchase price	$45,536
The amounts above represent the preliminary fair value estimates as of December 31, 2018 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $8,500 with a useful life of 11 years, developed technology of $4,200 with a useful life of eight years and backlog of $210 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $22,918 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mercury Defense Systems (“MDS”) reporting unit. Since Germane was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 31, 2018, the Company had $22,525 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Germane because such information is not material to the Company's financial results.
The revenues and income before income taxes from Germane included in the Company's consolidated results for the three months ended December 31, 2018 were $13,055 and $1,306, respectively. The revenues and income before income taxes from Germane included in the Company's consolidated results for the six months ended December 31, 2018 were $22,049 and $906, respectively. The Germane results include expenses resulting from purchase accounting which include amortization of intangibles and inventory step-up.
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
The amounts above represent the preliminary fair value estimates as of December 31, 2018 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $52,600 with a useful life of 12.5 years, developed technology of $17,150 with a useful life of 9.5 years and backlog of $1,970 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $112,148 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the MDS reporting unit and is not tax deductible.

D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at December 31, 2018:

	Fair Value Measurements
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$31,153	$—	$31,153	$—
Total	$31,153	$—	$31,153	$—
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

	December 31, 2018	June 30, 2018
Raw materials	$79,771	$61,748
Work in process	34,240	30,841
Finished goods	12,391	15,996
Total	$126,402	$108,585
There are no amounts in inventory relating to contracts having production cycles longer than one year.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the six months ended December 31, 2018:

	SMP	AMS	MDS	Total
Balance at June 30, 2018	$119,560	$218,147	$159,735	$497,442
Goodwill adjustment for the Themis acquisition	—	—	(700)	(700)
Goodwill arising from the Germane acquisition	—	—	22,918	22,918
Balance at December 31, 2018	$119,560	$218,147	$181,953	$519,660
In the six months ended December 31, 2018, there were no triggering events, as defined by ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2018	$1,801	$—	$1,801
Restructuring and other charges	525	18	543
Cash paid	(2,068)	(2)	(2,070)
Reversals(*)	—	(16)	(16)
Restructuring liability at December 31, 2018	$258	$—	$258
(*) Reversals result from the unused outplacement services and operating costs.
During the six months ended December 31, 2018, the Company incurred net restructuring and other charges of $527. The increase was primarily driven by severance costs associated with the recently acquired Germane business. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
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
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, (“ASC 740”). The Company has completed its analysis within fiscal 2019 consistent with the guidance provided in SAB 118, and any adjustments during this measurement period have been included in the Consolidated Statements of Operations and Comprehensive Income as an adjustment to income tax provision.
The Company recorded an income tax provision of $4,483 and $1,335 on income from operations before income taxes of $16,866 and $10,468 for the three months ended December 31, 2018 and 2017, respectively. The Company recorded an income tax provision of $7,612 and an income tax benefit of $7,046 on income from operations before income taxes of $27,474 and $20,040 for the six months ended December 31, 2018 and 2017, respectively.
During the three months ended December 31, 2018 and 2017, the Company recognized a discrete tax benefit and expense of $67 and $294, respectively, related to excess tax benefits on stock-based compensation. The discrete tax expense for the three months ended December 31, 2017 included the enactment of the Tax Act which revalued the excess tax benefit previously recorded in the three months ended September 30, 2017. The effective tax rate for the three months ended December 31, 2018 and 2017 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
During the six months ended December 31, 2018 and 2017, the Company recognized a discrete tax benefit of $1,716 and $7,579, respectively, related to excess tax benefits on stock-based compensation. The effective tax rate for the six months ended December 31, 2018 and 2017 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
On August 21, 2018, the Internal Revenue Service ("IRS") provided initial guidance on amendments made to the limitation on executive compensation by the Tax Act. During the three months ended September 30, 2018, the Company recorded an adjustment to its unrecognized tax positions of $1,711 as a result of this guidance. During the three months ended December 31, 2018, there were no changes made to the Company’s unrecognized tax positions.

I.	Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended its revolving credit facility to increase and extend the borrowing capacity to $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023 (“the Revolver”). As of December 31, 2018, the Company's outstanding balance of unamortized deferred financing costs was $6,385, which is being amortized to other income (expense), net on a straight line basis over the new term of the Revolver. The Company drew $45,000 from the Revolver to facilitate the acquisition of Germane.
As of December 31, 2018, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $240,000 against the Revolver, resulting in interest expense of $2,196 and $4,455 for the three and six months ended December 31, 2018, respectively. There were outstanding letters of credit of $2,351 as of December 31, 2018.

J.	Employee Benefit Plan
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at December 31, 2018 was a net liability of $6,336, which is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net loss of $15 and $30 in accumulated other comprehensive income during the three and six months ended December 31, 2018, respectively. The Company recorded a net gain of $10 and $40 in accumulated other comprehensive income during the three and six months ended December 31, 2017, respectively. The Company recognized net periodic benefit costs of $200 and $402 associated with the Plan for the three and six months ended December 31, 2018, respectively. The Company recognized net periodic benefit costs of $201 and $407 associated with the Plan for the three and six months ended December 31, 2017, respectively. The Company's total expected employer contributions to the Plan during fiscal 2019 are $642.

K.	Stock-Based Compensation
STOCK INCENTIVE PLANS
The Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) on July 23, 2018. The 2018 Plan became effective upon the approval of shareholders at the Company’s annual meeting held on October 24, 2018. The aggregate number of shares authorized for issuance under the 2018 Plan is 2,862 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) at the time of shareholder approval of the 2018 Plan. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 3,563 shares available for future grant under the 2018 Plan at December 31, 2018.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives and employees pursuant to the 2018 Plan. Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly based on its determination of the likelihood for reaching targets. The performance targets include: (i) the achievement of internal performance targets only, and (ii) the achievement of internal performance targets in relation to a peer group of companies.
EMPLOYEE STOCK PURCHASE PLAN
The aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 51 and 39 shares issued under the ESPP during the six months ended December 31, 2018 and 2017, respectively. Shares available for future purchase under the ESPP totaled 169 at December 31, 2018.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2018	4	$5.52	3.13
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2018	4	$5.52	2.63
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2018:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	1,135	$27.26
Granted	386	49.15
Vested	(414)	49.17
Forfeited	(49)	33.32
Outstanding at December 31, 2018	1,058	$38.95
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). The Company had $266 and $317 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cost of revenues	$159	$47	$411	$195
Selling, general and administrative	4,542	4,270	8,426	8,246
Research and development	583	510	1,126	1,007
Stock-based compensation expense before tax	5,284	4,827	9,963	9,448
Income taxes	(1,427)	(1,593)	(2,690)	(3,118)
Stock-based compensation expense, net of income taxes	$3,857	$3,234	$7,273	$6,330

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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED DECEMBER 31, 2018
Net revenues to unaffiliated customers	$145,669	$13,200	$220	$—	$159,089
Inter-geographic revenues	803	345	—	(1,148)	—
Net revenues	$146,472	$13,545	$220	$(1,148)	$159,089
THREE MONTHS ENDED DECEMBER 31, 2017
Net revenues to unaffiliated customers	$105,687	$9,417	$2,808	$—	$117,912
Inter-geographic revenues	3,169	43	—	(3,212)	—
Net revenues	$108,856	$9,460	$2,808	$(3,212)	$117,912
SIX MONTHS ENDED DECEMBER 31, 2018
Net revenues to unaffiliated customers	$277,018	$24,638	$1,489	$—	$303,145
Inter-geographic revenues	2,450	703	—	(3,153)	—
Net revenues	$279,468	$25,341	$1,489	$(3,153)	$303,145
SIX MONTHS ENDED DECEMBER 31, 2017
Net revenues to unaffiliated customers	$203,402	$16,895	$3,684	$—	$223,981
Inter-geographic revenues	4,916	65	—	(4,981)	—
Net revenues	$208,318	$16,960	$3,684	$(4,981)	$223,981
Effective July 1, 2018, the Company adopted the requirements of ASC 606 using the retrospective method. As previously mentioned, such adoption did not have a material impact to the Company's consolidated financial statements. The following tables present disaggregated revenue consistent with the Company's strategy of expanding its technological capabilities and program content. As additional information related to the Company’s products by end user, application and/or product grouping is attained, the categorization of these products can vary over time. When this occurs, the Company reclassifies revenue by end user, application and/or product grouping for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each revenue category.
The following table below presents the Company's net revenue by end user for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Domestic (1)	$142,906	$89,969	$273,485	$179,647
International/Foreign Military Sales (2)	16,183	27,943	29,660	44,334
Total Net Revenue	$159,089	$117,912	$303,145	$223,981
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

The following table below presents the Company's net revenue by end application for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Radar (1)	$42,008	$44,678	$82,987	$81,218
Electronic Warfare (2)	25,697	29,411	49,751	57,419
Other Sensor & Effector (3)	21,455	10,992	35,113	20,741
Total Sensor & Effector	89,160	85,081	167,851	159,378
C4I (4)	47,276	13,562	91,500	26,388
Other (5)	22,653	19,269	43,794	38,215
Total Net Revenue	$159,089	$117,912	$303,145	$223,981
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table below presents the Company's net revenue by product grouping for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Components (1)	$40,914	$39,908	$81,314	$72,720
Modules and Sub-assemblies (2)	42,397	41,728	93,989	89,460
Integrated Subsystems (3)	75,778	36,276	127,842	61,801
Total Net Revenue	$159,089	$117,912	$303,145	$223,981
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
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2018	$48,872	$4,241	$17	$—	$53,130
June 30, 2018	$47,997	$2,974	$9	$—	$50,980
Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Raytheon Company	25%	17%	22%	19%
Lockheed Martin Corporation	13%	20%	11%	19%
Northrop Grumman Corporation	*	12%	*	11%
	38%	49%	33%	49%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
F-35	11%	*	11%	*
	11%	—%	11%	—%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.

M.	Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of December 31, 2018, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $68,695.
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
On January 11, 2019, the Company entered into an interest rate swap (the “Swap”) with Bank of America, N.A. for a notional amount of $175,000.  The Swap matures on September 28, 2023, coterminous with the maturity of the Revolver. The Swap effectively converts $175,000 of the Company's Revolver obligation from a variable interest rate to a fixed rate of 2.54%.
On January 29, 2019, the Company acquired GECO Avionics, LLC ("GECO"). Based in Mesa, Arizona, GECO has over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions. GECO’s DO-254 certified hardware solutions include mission processors, airborne displays, video processing and aviation networking. GECO also specializes in DO-178 avionics software design up to DAL-A, the highest level of design assurance for flight management, aircraft condition monitoring, display and electronic flight instrumentation applications. GECO’s technologies are deployed on numerous military platforms such as the AH-64 Apache attack helicopter and the KC-46A Pegasus widebody multirole tanker, among others. The Company acquired GECO for an all cash purchase price of $36,500, subject to net working capital and net debt adjustments. The acquisition was funded through the Revolver.

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
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety-critical processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical defense and intelligence programs. Headquartered in Andover, Massachusetts, we are pioneering a next-generation defense electronics business model designed to meet the industry’s current and emerging business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support primarily to defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, PGK, ProVision, P1, AIDEWS, CDS, and Win-T. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the defense sector.
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
As of December 31, 2018, we had 1,504 employees. During fiscal 2018, the growth in our headcount resulted in us exceeding the threshold for qualifying as a "small business" for government contract purposes. The revenues received as a result of small business set aside funding are not considered material.
Our consolidated revenues, acquired revenues, net income, net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended December 31, 2018 were $159.1 million, $28.8 million, $12.4 million, $0.26, $0.47, and $37.0 million, respectively. Our consolidated revenues, acquired revenues, net income, net earnings per share, adjusted EPS, and adjusted EBITDA for the six months ended December 31, 2018 were $303.1 million, $60.0 million, $19.9 million, $0.42, $0.86, and $68.6 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
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
RESULTS OF OPERATIONS:
Results of operations for the three months ended December 31, 2018 includes full period results from the acquisition of Themis Computer (“Themis”) and Germane Systems, LC ("Germane"). Results of operations for the six months ended December 31, 2018 includes full period results from the acquisition of Themis and only results from the acquisition date for Germane, which was acquired subsequent to June 30, 2018. Accordingly, the periods presented below are not directly comparable.
Three months ended December 31, 2018 compared to the three months ended December 31, 2017
The following tables set forth, for the three month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	December 31, 2018	As a % of Total Net Revenue	December 31, 2017	As a % of Total Net Revenue
Net revenues	$159,089	100.0%	$117,912	100.0%
Cost of revenues	88,202	55.4	63,752	54.1
Gross margin	70,887	44.6	54,160	45.9
Operating expenses:
Selling, general and administrative	27,819	17.5	21,222	18.0
Research and development	16,192	10.2	15,187	12.9
Amortization of intangible assets	6,939	4.4	5,827	4.9
Restructuring and other charges	23	—	313	0.3
Acquisition costs and other related expenses	53	—	723	0.6
Total operating expenses	51,026	32.1	43,272	36.7
Income from operations	19,861	12.5	10,888	9.2
Interest income	71	—	3	—
Interest expense	(2,196)	(1.4)	(107)	(0.1)
Other expense, net	(870)	(0.5)	(316)	(0.3)
Income before income taxes	16,866	10.6	10,468	8.8
Tax provision	4,483	2.8	1,335	1.1
Net income	$12,383	7.8%	$9,133	7.7%

REVENUES
The increase in total revenues is primarily attributed to $28.8 million of acquired revenues from the Themis and Germane acquisitions primarily driven by the CPS and CDS programs. These acquisitions have generated increases in demand for integrated subsystems across our C4I applications. Total revenues also increased due to $12.4 million of organic revenues which primarily related to increases in demand for integrated subsystems across our other sensor and effector applications. The fluctuations in organic revenues across all applications were primarily driven by increases in the F-35, as well as a classified missile program and the UAV Predator program, which were offset by decreases in the Aegis and SEWIP Block II programs. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, decreased $11.7 million during the three months ended December 31, 2018 as compared to the same period in fiscal 2018, primarily due to lower Aegis program revenues.
GROSS MARGIN
Gross margin was 44.6% for the three months ended December 31, 2018, a decrease of 130 basis points from the 45.9% gross margin achieved during the same period in fiscal 2018. The lower gross margin was primarily driven by the acquired businesses of Themis and Germane, which historically generated gross margins below our target model. Lower gross margins are also attributed to increases in Customer Funded Research and Development (“CRAD”), which primarily represents engineering labor associated with long-term contracts for customized development, production and service activities of certain products. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. Lower gross margins for the three months ended December 31, 2018 were partially offset by additional F-35 royalty revenue.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.6 million, or 31.1%, to $27.8 million during the three months ended December 31, 2018, compared to $21.2 million in the same period in fiscal 2018. The increase was primarily related to higher compensation related costs due to added headcount from the acquisitions of Themis and Germane, as well as increased headcount within the organic business. Selling, general and administrative expenses decreased as a percentage of revenue to 17.5% for the three months ended December 31, 2018 from 18.0% during the same period in fiscal 2018 primarily due to improved operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $1.0 million, or 6.6%, to $16.2 million during the three months ended December 31, 2018, compared to $15.2 million during the same period in fiscal 2018. The increase was primarily due to increased headcount from our recent acquisitions driving higher compensation related costs, partially offset by increased CRAD. Research and development expenses accounted for 10.2% and 12.9% of our revenues for the three months ended December 31, 2018 and 2017, respectively. The decrease as a percentage of revenue was primarily driven by higher revenues and additional CRAD for the three months ended December 31, 2018 as compared to the same period in fiscal 2018.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased $0.3 million during the three months ended December 31, 2018, compared to the same period in fiscal 2018. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.1 million of acquisition costs and other related expenses during the three months ended December 31, 2018, compared to $0.7 million during the same period in fiscal 2018. The increase in acquisition costs and other related expenses incurred during the three months ended December 31, 2017, related to the acquisition of Themis. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
Interest expense increased $2.1 million to $2.2 million during the three months ended December 31, 2018 compared to $0.1 million in the same period in fiscal 2018. The three months ended December 31, 2018 included $2.2 million interest expense on the revolving credit facility ("the Revolver"), which facilitated the acquisition of Themis during the third quarter of fiscal 2018 and Germane during the first quarter of fiscal 2019.

OTHER EXPENSE, NET
Other expense, net increased $0.6 million to $0.9 million during the three months ended December 31, 2018, as compared to $0.3 million in the same period in fiscal 2018. The increase was primarily due to $0.2 million of litigation and settlement expenses incurred during the three months ended December 31, 2018. The three months ended December 31, 2018 also included $0.1 million of additional financing and registration fees as compared to the same period in fiscal 2018. The impact of foreign exchange was consistent for both the three months ended December 31, 2018 and 2017.
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
We recorded an income tax provision of $4.5 million and $1.3 million on income from operations before income taxes of $16.9 million and $10.5 million for the three months ended December 31, 2018 and 2017, respectively. During the three months ended December 31, 2018 and 2017, we recognized a discrete tax benefit and expense of $0.1 million and $0.3 million, respectively, related to excess tax benefits on stock-based compensation. The discrete tax expense for the three months ended December 31, 2017 included the enactment of the Tax Act which revalued the excess tax benefit previously recorded in the three months ended September 30, 2017.
The effective tax rate for the three months ended December 31, 2018 differed from the Federal statutory rate of 21% primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes. These provisions have been included in the income tax expense for the three months ended December 31, 2018.
The effective tax rate for the three months ended December 31, 2017 differed from the Federal statutory rate of 28% primarily due to Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock-based compensation, and state taxes. During the second quarter of fiscal 2018, the Federal statutory rate transitioned to a blended 28% as a result of the Tax Act.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, SEC, and FASB.

Six months ended December 31, 2018 compared to the six months ended December 31, 2017
The following tables set forth, for the six month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	December 31, 2018	As a % of Total Net Revenue	December 31, 2017	As a % of Total Net Revenue
Net revenues	$303,145	100.0%	$223,981	100.0%
Cost of revenues	170,675	56.3	119,147	53.2
Gross margin	132,470	43.7	104,834	46.8
Operating expenses:
Selling, general and administrative	52,560	17.3	41,790	18.7
Research and development	31,140	10.3	28,929	12.9
Amortization of intangible assets	14,120	4.7	11,464	5.1
Restructuring and other charges	527	0.2	408	0.2
Acquisition costs and other related expenses	452	0.1	984	0.4
Total operating expenses	98,799	32.6	83,575	37.3
Income from operations	33,671	11.1	21,259	9.5
Interest income	137	—	22	—
Interest expense	(4,455)	(1.4)	(110)	—
Other expense, net	(1,879)	(0.6)	(1,131)	(0.5)
Income before income taxes	27,474	9.1	20,040	9.0
Tax provision (benefit)	7,612	2.5	(7,046)	(3.1)
Net income	$19,862	6.6%	$27,086	12.1%
REVENUES
The increase in total revenues is primarily attributed to $60.0 million of acquired revenues from the Themis and Germane acquisitions primarily driven by the Win-T and CDS programs. These acquisitions have generated increases in demand for integrated subsystems across our C4I applications. Total revenues also increased due to $19.2 million of organic revenues which primarily related to increases in demand for components and integrated subsystems across our other sensor and effector applications and, to a lesser extent, C4I applications. The fluctuations in organic revenues across all applications were primarily driven by increases in the F-35, UAV Predator and Stormbreaker, which were offset by decreases in the Aegis and SEWIP Block II programs. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, decreased $14.6 million during the six months ended December 31, 2018 as compared to the same period in fiscal 2018, primarily due to lower Aegis program revenues.
GROSS MARGIN
Gross margin was 43.7% for the six months ended December 31, 2018, a decrease of 310 basis points from the 46.8% gross margin achieved during the same period in fiscal 2018. The lower gross margin during the six months ended December 31, 2018 was impacted by lower margin Themis and Germane acquired businesses and program mix including higher CRAD. The six months ended December 31, 2018 and 2017 both included inventory step-up amortization of $0.6 million related to our acquired businesses.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $10.8 million, or 26%, to $52.6 million during the six months ended December 31, 2018, compared to $41.8 million in the same period in fiscal 2018. The increase was primarily related to higher compensation related costs due to added headcount from the acquisitions of Themis and Germane, as well as increased headcount within the organic business. Selling, general and administrative expenses decreased as a percentage of revenues to 17.3% during the six months ended December 31, 2018 from 18.7% during the same period in fiscal 2018 primarily due to improved operating leverage.

RESEARCH AND DEVELOPMENT
Research and development expenses increased $2.2 million, or 8%, to $31.1 million during the six months ended December 31, 2018, compared to $28.9 million during the same period in fiscal 2018. The increase was primarily due to increased headcount from our recent acquisitions, driving higher compensation related costs. Research and development expenses decreased as a percentage of revenues to 10.3% during the six months ended December 31, 2018 from 12.9% during the same period in fiscal 2018. The decrease was primarily due to higher revenues and additional CRAD in the six months ended December 31, 2018, as compared to the same period in fiscal 2018.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $0.5 million for the six months ended December 31, 2018, compared to $0.4 million during the same period in fiscal 2018. The increase was primarily driven by severance costs associated with the acquired Germane business compared to the same period in fiscal 2018. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.5 million of acquisition costs and other related expenses during the six months ended December 31, 2018, compared to $1.0 million during the same period in fiscal 2018. The acquisition costs and other related expenses we incurred during the six months ended December 31, 2018 were primarily related to the acquisition of the Germane business. The acquisition costs and other related expenses for the same period in fiscal 2018 were primarily related to the acquisition of Themis. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
Interest expense increased $4.4 million, to $4.5 million during the six months ended December 31, 2018 compared to $0.1 million during the same period in fiscal 2018. The six months ended December 31, 2018 included $4.5 million interest expense on the Revolver, which facilitated the acquisitions of Themis during the third quarter of fiscal 2018 and Germane during the first quarter of fiscal 2019.
OTHER EXPENSE, NET
Other expense, net was $1.9 million during the six months ended December 31, 2018, compared to $1.1 million during the same period in fiscal 2018. The increase in other expense was primarily due to increased foreign exchange losses of $0.4 million during the six months ended December 31, 2018, compared to the same period in fiscal 2018. The increase also included an additional $0.2 million of financing and registration fees during the six months ended December 31, 2018 compared to the same period in fiscal 2018. The six months ended December 31, 2018 included $0.2 million of litigation and settlement expenses incurred during the period.
INCOME TAXES
On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act has impacted the U.S. statutory Federal tax rate that we will use going forward, which has been reduced to 21% from 35%. The Tax Act introduced a modified territorial tax system and a minimum tax on certain foreign earnings for tax years beginning after December 31, 2017.
We recorded an income tax provision of $7.6 million and an income tax benefit of $7.0 million on income from operations before income taxes of $27.5 million and $20.0 million for the six months ended December 31, 2018 and 2017, respectively. During the six months ended December 31, 2018 and 2017, we recognized discrete tax benefits of $1.7 million and $7.6 million, respectively, related to excess tax benefits on stock-based compensation.
The effective tax rate for the six months ended December 31, 2018 differed from the Federal statutory rate of 21% primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes. These provisions have been included in the income tax expense for the six months ended December 31, 2018.
The effective tax rate for the six months ended December 31, 2017 differed from the Federal statutory rate of 28% primarily due to the one-time impact of the Tax Act, Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock compensation, and state taxes. During the second quarter of fiscal 2018, the Federal statutory rate transitioned to a blended 28% as a result of the Tax Act.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, SEC, and FASB.

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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. In connection with the amendment, we repaid the remaining outstanding interest on the Revolver using cash on hand. On July 31, 2018, we drew $45.0 million from the Revolver to facilitate the acquisition of Germane. The Revolver had an outstanding balance of $240.0 million at December 31, 2018. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
On January 11, 2019, we entered into an interest rate swap (the “Swap”) with Bank of America, N.A. for a notional amount of $175.0 million.  The Swap matures on September 28, 2023, coterminous with the maturity of the Revolver. The Swap effectively converts $175.0 million of our Revolver obligation from a variable interest rate to a fixed rate of 2.54%.
On January 29, 2019, we acquired GECO Avionics, LLC ("GECO"). Based in Mesa, Arizona, GECO has over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions. GECO’s DO-254 certified hardware solutions include mission processors, airborne displays, video processing and aviation networking. GECO also specializes in DO-178 avionics software design up to DAL-A, the highest level of design assurance for flight management, aircraft condition monitoring, display and electronic flight instrumentation applications. GECO’s technologies are deployed on numerous military platforms such as the AH-64 Apache attack helicopter and the KC-46A Pegasus widebody multirole tanker, among others. We acquired GECO for an all cash purchase price of $36.5 million, subject to net working capital and net debt adjustments. The acquisition was funded through the Revolver.

CASH FLOWS

	As of and For the Six Month Period Ended December 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$45,330	$16,807
Net cash used in investing activities	$(55,831)	$(13,765)
Net cash provided by (used in) financing activities	$37,894	$(12,860)
Net increase (decrease) in cash and cash equivalents	$27,382	$(9,602)
Cash and cash equivalents at end of period	$93,903	$32,035
Our cash and cash equivalents increased by $27.4 million from June 30, 2018 to December 31, 2018, primarily as the result of $45.3 million provided by operating activities and net borrowings under the credit facility of $45.0 million. These increases were offset by $45.0 million used in acquisition activities, $10.8 million invested in purchases of property and equipment, $6.9 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards, and $1.9 million related to the fees incurred to increase the borrowing capacity of our existing revolving credit facility.
Operating Activities
During the six months ended December 31, 2018, we generated $45.3 million in cash from operating activities, an increase of $28.5 million when compared to the same period in fiscal 2018. The increase in cash generated by operating activities was primarily the result of less cash paid for income taxes and inventory, as well as increased deferred revenue and customer advances. These increases were partially offset lower comparable net income and cash uses for accounts receivable, accounts payable and accrued expenses.
Investing Activities
During the six months ended December 31, 2018, we invested $55.8 million compared to $13.8 million during the same period in fiscal 2018. The increase was driven by the acquisition of Germane during the six months ended December 31, 2018 compared to the acquisition of RTL in the same period of fiscal 2018. The increase was also driven by $3.2 million in higher purchases of property and equipment during fiscal 2019.
Financing Activities
During the six months ended December 31, 2018, we had $37.9 million cash provided by financing activities compared to $12.9 million cash used in financing activities during the same period in fiscal 2018. The $50.8 million increase was primarily due to the $45.0 million of net borrowings that were drawn against the Revolver to facilitate the acquisition of Germane during the six months ended December 31, 2018. The increase included fewer payments of $8.0 million related to the retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards as compared to the same period of fiscal 2018. These increases were partially offset by $1.9 million of payments for deferred financing fees related to the amendment of the Revolver.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2018:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$68,695	$68,695	$—	$—	$—
Operating leases	61,182	9,420	16,936	14,109	20,717
	$129,877	$78,115	$16,936	$14,109	$20,717
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $68.7 million at December 31, 2018.
We have a liability at December 31, 2018 of $2.9 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

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
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income, adjusted earnings per share ("adjusted EPS"), free cash flow, acquired revenue and organic revenue.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2018	2017	2018	2017
Net income	$12,383	$9,133	$19,862	$27,086
Other non-operating adjustments, net (1)	(18)	(326)	347	(104)
Interest expense (income), net	2,125	104	4,318	88
Income taxes	4,483	1,335	7,612	(7,046)
Depreciation	4,769	3,775	9,134	7,475
Amortization of intangible assets	6,939	5,827	14,120	11,464
Restructuring and other charges (2)	23	313	527	408
Impairment of long-lived assets	—	—	—	—
Acquisition and financing costs	762	1,366	1,805	2,220
Fair value adjustments from purchase accounting (3)	—	84	620	593
Litigation and settlement expense (income), net	179	—	179	—
Stock-based and other non-cash compensation expense	5,338	4,941	10,081	9,637
Adjusted EBITDA	$36,983	$26,552	$68,605	$51,821
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
(3) Fair value adjustments from purchase accounting for the six months ended December 31, 2018 relate to Germane inventory step-up amortization. Fair value adjustments from purchase accounting for the three and six months ended December 30, 2017 relate to CES and Delta inventory step-up amortization.
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

The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended December 31,
(In thousands, except per share data)	2018		2017
Net income and diluted earnings per share	$12,383	$0.26	$9,133	$0.19
Amortization of intangible assets	6,939		5,827
Restructuring and other charges (1)	23		313
Impairment of long-lived assets	—		—
Acquisition and financing costs	762		1,366
Fair value adjustments from purchase accounting (2)	—		84
Litigation and settlement expenses (income), net	179		—
Stock-based and other non-cash compensation expense	5,338		4,941
Impact to income taxes (3)	(3,009)		(8,615)
Adjusted income and adjusted earnings per share	$22,615	$0.47	$13,049	$0.28

Diluted weighted-average shares outstanding		47,705		47,447
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

	Six Months Ended December 31,
(In thousands, except per share data)	2018		2017
Net income and diluted earnings per share	$19,862	$0.42	$27,086	$0.57
Amortization of intangible assets	14,120		11,464
Restructuring and other charges (1)	527		408
Impairment of long-lived assets	—		—
Acquisition and financing costs	1,805		2,220
Fair value adjustments from purchase accounting (2)	620		593
Litigation and settlement expenses (income), net	179		—
Stock-based and other non-cash compensation expense	10,081		9,637
Impact to income taxes (3)	(6,082)		(20,566)
Adjusted income and adjusted earnings per share	$41,112	$0.86	$30,842	$0.65

Diluted weighted-average shares outstanding		47,696		47,538
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the six months ended December 31, 2018 relate to Germane inventory step-up amortization. Fair value adjustments from purchase accounting for the six months ended December 30, 2017 relate to CES and Delta inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2018	2017	2018	2017
Cash provided by operating activities	$25,301	$8,779	$45,330	$16,807
Purchase of property and equipment	(7,075)	(3,964)	(10,802)	(7,592)
Free cash flow	$18,226	$4,815	$34,528	$9,215
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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the three months ended December 31, 2018 and 2017.

(In thousands)	December 31, 2018	As a % of Total Net Revenue	December 31, 2017	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$130,326	82%	$117,912	100%	$12,414	11%
Acquired revenue	28,763	18%	—	—%	28,763	100%
Total revenues	$159,089	100%	$117,912	100%	$41,177	35%
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the six months ended December 31, 2018 and 2017.

(In thousands)	December 31, 2018	As a % of Total Net Revenue	December 31, 2017	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$243,127	80%	$223,981	100%	$19,146	9%
Acquired revenue	60,018	20%	—	—%	60,018	100%
Total revenues	$303,145	100%	$223,981	100%	$79,164	35%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for us on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. We are currently evaluating the ASU's expected impact on our financial statements. As of December 31, 2018, the Company had $61.2 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities. The future minimum lease payments have not yet been adjusted to the present value, as we are still assessing the impact of each applicable discount rate. We will leverage the rate implicit in the lease unless that rate cannot be readily determined, in which case we will use our incremental borrowing rate to determine the discount rate applicable for the calculation of our lease liabilities. See Commitments, Contractual Obligations and Contingencies of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an amendment of the FASB Accounting Standards Codification. This ASU provides improved financial reporting of hedging relationships to better portray the economic result of an entity's risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of hedge accounting guidance. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The ASU requires modified retrospective adoption and permits early adoption in any interim period after issuance of the ASU. We are evaluating the effect that ASU 2017-12 will have on our consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), an amendment of the FASB Accounting Standards Codification. The ASU provides guidance to determine whether to capitalize implementation costs of cloud computing arrangement that is a service contract or expense as incurred. Costs of arrangements that do not include a software license should be accounted for as a service contract and expensed as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU permits two methods of adoption: prospectively to all implementation costs incurred after the date of adoption, or retrospectively to each prior reporting period presented. We do not expect this guidance to have a material impact to our consolidated financial statements or related disclosures.
In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification, which requires disclosure of the changes in each caption of shareholders’ equity for the current and comparative year-to-date periods, with subtotals for each interim period and the amount of dividends per share for each class of shares. This rule is effective for interim periods, beginning after November 5, 2018, with early adoption permitted. The Company plans to make the new required disclosures starting with its fiscal quarter ending March 31, 2019.
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
There were no material changes in our exposure to market risk from June 30, 2018 to December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired Germane business into our overall internal control over financial reporting environment.

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
On July 10, 2018, a securities class action complaint was filed against us, Mark Aslett, and Gerald M. Haines II in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of our stock from October 24, 2017 to April 24, 2018. The complaint alleged that our public disclosures in SEC filings and on earnings calls were false and/or misleading. On September 27, 2018, The City of Daytona Beach Police & Fire Pension Fund was designated as the lead plaintiff and Levi & Korsinsky was designated as lead counsel in the matter.  The Court granted plaintiff leave to amend and restate the complaint, which was due on December 10, 2018. On December 10, 2018, the plaintiff filed a notice of voluntary dismissal without prejudice and the case was terminated by the Court and is no longer pending.

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

101
The following materials from the Company’s Quarterly Report on the Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 7, 2019.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer