Form 10-Q
period 2019-03-31
MERCURY SYSTEMS INC
filed 2019-05-09
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 0-23599
________________________________________________________________
MERCURY SYSTEMS INC
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MRCY	The Nasdaq Stock Market (Nasdaq Global Select Market)
Shares of Common Stock outstanding as of April 30, 2019: 48,448,701 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$112,515	$66,521
Accounts receivable, net of allowance for doubtful accounts of $822 and $359 at March 31, 2019 and June 30, 2018, respectively	114,806	104,040
Unbilled receivables and costs in excess of billings	55,941	39,774
Inventory	131,655	108,585
Prepaid income taxes	—	3,761
Prepaid expenses and other current assets	10,253	9,062
Total current assets	425,170	331,743
Property and equipment, net	55,857	50,980
Goodwill	543,515	497,442
Intangible assets, net	180,828	177,904
Other non-current assets	7,011	6,411
Total assets	$1,212,381	$1,064,480
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,220	$21,323
Accrued expenses	20,342	16,386
Accrued compensation	27,500	21,375
Deferred revenues and customer advances	10,728	12,596
Total current liabilities	93,790	71,680
Deferred income taxes	11,811	13,635
Income taxes payable	2,880	998
Long-term debt	276,500	195,000
Other non-current liabilities	15,018	11,276
Total liabilities	399,999	292,589
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 47,265,355 and 46,924,238 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	473	469
Additional paid-in capital	599,238	590,163
Retained earnings	213,939	179,968
Accumulated other comprehensive (loss) income	(1,268)	1,291
Total shareholders’ equity	812,382	771,891
Total liabilities and shareholders’ equity	$1,212,381	$1,064,480

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenues	$174,636	$116,336	$477,781	$340,317
Cost of revenues	100,789	63,570	271,464	182,717
Gross margin	73,847	52,766	206,317	157,600
Operating expenses:
Selling, general and administrative	27,411	21,138	79,971	62,928
Research and development	17,439	15,021	48,579	43,950
Amortization of intangible assets	6,786	7,104	20,906	18,568
Restructuring and other charges	46	1,384	573	1,792
Acquisition costs and other related expenses	103	1,281	555	2,265
Total operating expenses	51,785	45,928	150,584	129,503
Income from operations	22,062	6,838	55,733	28,097
Interest income	205	—	342	14
Interest expense	(2,473)	(999)	(6,928)	(1,101)
Other (expense) income, net	(328)	66	(2,207)	(1,065)
Income before income taxes	19,466	5,905	46,940	25,945
Tax provision (benefit)	5,357	2,209	12,969	(4,837)
Net income	$14,109	$3,696	$33,971	$30,782
Basic net earnings per share	$0.30	$0.08	$0.72	$0.66
Diluted net earnings per share	$0.29	$0.08	$0.71	$0.65

Weighted-average shares outstanding:
Basic	47,258	46,844	47,164	46,685
Diluted	47,958	47,532	47,783	47,473

Comprehensive income:
Net income	$14,109	$3,696	$33,971	$30,782
Change in fair value of derivative instruments, net of tax	(2,147)	—	(2,147)	—
Foreign currency translation adjustments	(210)	(457)	(367)	(513)
Pension benefit plan, net of tax	(15)	5	(45)	45
Total other comprehensive loss, net of tax	(2,372)	(452)	(2,559)	(468)
Total comprehensive income	$11,737	$3,244	$31,412	$30,314
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	47,249	$472	$594,670	$199,830	$1,104	$796,076
Issuance of common stock under employee stock incentive plans	25	1	—	—	—	1
Retirement of common stock	(9)	—	(501)	—	—	(501)
Stock-based compensation	—	—	5,069	—	—	5,069
Net income	—	—	—	14,109	—	14,109
Other comprehensive loss	—	—	—	—	(2,372)	(2,372)
Balance at March 31, 2019	47,265	$473	$599,238	$213,939	$(1,268)	$812,382

	For the Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	46,834	$468	$581,534	$166,171	$1,058	$749,231
Issuance of common stock under employee stock incentive plans	11	1	—	—	—	1
Retirement of common stock	(4)	(1)	(208)	—	—	(209)
Stock-based compensation	—	—	3,529	—	—	3,529
Net income	—	—	—	3,696	—	3,696
Other comprehensive loss	—	—	—	—	(452)	(452)
Balance at March 31, 2018	46,841	$468	$584,855	$169,867	$606	$755,796

	For the Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	46,924	$469	$590,163	$179,968	$1,291	$771,891
Issuance of common stock under employee stock incentive plans	439	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	51	1	1,676	—	—	1,677
Retirement of common stock	(149)	(2)	(7,432)	—	—	(7,434)
Stock-based compensation	—	—	14,836	—	—	14,836
Net income	—	—	—	33,971	—	33,971
Other comprehensive loss	—	—	—	—	(2,559)	(2,559)
Balance at March 31, 2019	47,265	$473	$599,238	$213,939	$(1,268)	$812,382

	For the Nine Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2017	46,303	$463	$584,795	$139,085	$1,074	$725,417
Issuance of common stock under employee stock incentive plans	816	8	(8)	—	—	—
Issuance of common stock under employee stock purchase plan	39	—	2,049	—	—	2,049
Retirement of common stock	(317)	(3)	(15,115)	—	—	(15,118)
Stock-based compensation	—	—	13,134	—	—	13,134
Net income	—	—	—	30,782	—	30,782
Other comprehensive loss	—	—	—	—	(468)	(468)
Balance at March 31, 2018	46,841	$468	$584,855	$169,867	$606	$755,796

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$33,971	$30,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,830	30,320
Stock-based compensation expense	14,836	13,045
Benefit for deferred income taxes	(1,054)	(5,482)
Other non-cash items	2,715	1,243
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(22,081)	(19,827)
Inventory	(13,770)	(24,931)
Prepaid income taxes	3,761	(1,060)
Prepaid expenses and other current assets	(724)	944
Other non-current assets	137	277
Accounts payable, accrued expenses, and accrued compensation	15,610	2,943
Deferred revenues and customer advances	(2,065)	2,758
Income taxes payable	4,795	(11,286)
Other non-current liabilities	587	(2,046)
Net cash provided by operating activities	71,548	17,680
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(81,529)	(185,396)
Purchases of property and equipment	(17,862)	(11,067)
Other investing activities	—	(375)
Net cash used in investing activities	(99,391)	(196,838)
Cash flows from financing activities:
Proceeds from employee stock plans	1,677	2,049
Borrowings under credit facilities	81,500	210,000
Payments under credit facilities	—	(15,000)
Payments for retirement of common stock	(7,434)	(15,118)
Payments of deferred financing and offering costs	(1,851)	—
Net cash provided by financing activities	73,892	181,931
Effect of exchange rate changes on cash and cash equivalents	(55)	(193)
Net increase in cash and cash equivalents	45,994	2,580
Cash and cash equivalents at beginning of period	66,521	41,637
Cash and cash equivalents at end of period	$112,515	$44,217
Cash paid during the period for:
Interest	$8,163	$1,101
Income taxes	$5,179	$9,928
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and safety-critical mission processing subsystems. Optimized for customer and mission success, its solutions power a wide variety of critical aerospace, defense and intelligence programs. Headquartered in Andover, Massachusetts, it is pioneering a next-generation defense electronics business model specifically designed to meet the industry's current and emerging technology and business needs. The Company delivers affordable innovative solutions, rapid time-to-value and service and support to its defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, PGK, ProVision, P1, AIDEWS, CDS, and WIN-T. The Company's organizational structure allows it to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2018 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2018. The results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income (loss) ("AOCI") in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.

DERIVATIVES
The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in other non-current assets, or other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of other comprehensive income (loss) (“OCI”). Changes in the fair value of the cash flow hedge that qualifies for hedge accounting treatment is recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Income as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of March 31, 2019.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. Certain contracts with customers require the Company to perform tests of its products prior to shipment to ensure their performance complies with the Company’s published product specifications and, on occasion, with additional customer-requested specifications. In these cases, the Company conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, the Company believes that no further customer testing requirements exist and that there is no uncertainty of acceptance by its customer. The Company's contracts with customers generally do not include a right of return relative to delivered products. In certain cases, contracts are modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are accounted for as part of the existing contract. Certain contracts with customers have options for the customer to acquire additional goods or services. In most cases the pricing of these options are reflective of the standalone selling price of the good or service. These options do not provide the customer with a material right and are accounted for only when the customer exercises the option to purchase the additional goods or services. If the option on the customer contract was not indicative of the standalone selling price of the good or service, the material right would be accounted for as a separate performance obligation.
The Company is a leading provider of secure sensor and safety-critical mission processing subsystems. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components; (ii) modules and sub-assemblies; and (iii) integrated subsystems. The Company also generates revenues from the performance of services, including systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct, i.e., if a good or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 74% and 76% of revenues for the three and nine months ended March 31, 2019, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 77% and 78% of revenues for the three and nine months ended March 31, 2018, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon shipment (for goods) or completion (for services).
The Company engages in long-term contracts for development, production and service activities and recognizes revenue for performance obligations over time. These long-term contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, due to the fact that: (i) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; and (ii) the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material ("T&M") contracts.
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
Total revenue recognized under long-term contracts over time was 26% and 24% of total revenues for the three and nine months ended March 31, 2019, respectively. Total revenue recognized under long-term contracts over time was 23% and 22% of total revenues for the three and nine months ended March 31, 2018, respectively.
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
On long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component because most contracts have a duration of less than one year and payment is received as progress is made. Many of the Company's long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.
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
The contract asset balances were $55,941 and $39,774 as of March 31, 2019 and June 30, 2018, respectively. The contract asset balance increased due to growth in revenue recognized under long-term contracts over time during the nine months ended March 31, 2019. The contract liability balances were $11,572 and $13,425 as of March 31, 2019 and June 30, 2018, respectively. These balances remained consistent period over period.
Revenue recognized for the three and nine month period ended March 31, 2019 that was included in the contract liability balance at June 30, 2018 was $1,173 and $10,156, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company has elected to use a practical expedient available under ASC 606 whereby contracts with original expected durations of one year or less are excluded from the remaining performance obligations, while these contracts are included within backlog. The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $161,976. The Company expects to recognize approximately 58% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Basic weighted-average shares outstanding	47,258	46,844	47,164	46,685
Effect of dilutive equity instruments	700	688	619	788
Diluted weighted-average shares outstanding	47,958	47,532	47,783	47,473

Equity instruments to purchase 11 and 244 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2019, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 33 and 302 shares of common stock were not included in the calculation of diluted net earnings per share for the three and nine months ended March 31, 2018, respectively, because the equity instruments were anti-dilutive.
C. Acquisitions
GECO AVIONICS AQUISITION
On January 29, 2019, the Company announced that it had acquired GECO Avionics, LLC ("GECO"). Based in Mesa, Arizona, GECO has over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions. The Company acquired GECO for an all cash purchase price of $36,500, which was funded through the revolving credit facility ("the Revolver").

The following table presents the net purchase price and the fair values of the assets and liabilities of GECO on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$36,500
Net purchase price	$36,500

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable	$1,320
Inventory	1,454
Fixed assets	459
Accounts payable	(217)
Accrued expenses	(239)
Estimated fair value of net tangible assets acquired	2,777
Estimated fair value of identifiable intangible assets	10,900
Estimated goodwill	22,823
Estimated fair value of net assets acquired	36,500
Net purchase price	$36,500

The amounts above represent the preliminary fair value estimates as of March 31, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $5,500 with a useful life of 11 years, developed technology of $4,800 with a useful life of ten years and backlog of $600 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $22,823 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Sensor and Mission Processing (“SMP”) reporting unit. Since GECO was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of March 31, 2019, the Company had $22,823 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to GECO because such information is not material to the Company's financial results.
The revenues and loss before income taxes from GECO included in the Company's consolidated results for the three months ended March 31, 2019 were $2,477 and $333, respectively. The GECO results include expenses resulting from purchase accounting which include amortization of intangible assets and inventory step-up.
GERMANE SYSTEMS AQUISITION
On July 31, 2018, the Company announced that it had entered into a membership interest purchase agreement (the "Purchase Agreement") and acquired Germane Systems, LC (“Germane”) pursuant to the terms of the Purchase Agreement.
Based in Chantilly, Virginia, Germane is an industry leader in the design, development and manufacturing of rugged servers, computers and storage systems for command, control and intelligence (“C2I”) applications. The Company acquired Germane for an all cash purchase price of $45,000, subject to net working capital and net debt adjustments. The Company funded the acquisition with borrowings obtained under the Revolver. On December 12, 2018 the Company and former owners of Germane agreed to post-closing adjustments totaling $1,244, which decreased the Company's net purchase price.

The following table presents the net purchase price and the fair values of the assets and liabilities of Germane on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$47,166
Working capital and net debt adjustment	(1,244)
Less cash acquired	(193)
Net purchase price	$45,729

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$193
Accounts receivable	4,277
Inventory	8,575
Fixed assets	867
Other current and non-current assets	596
Accounts payable	(3,146)
Accrued expenses	(1,229)
Other current and non-current liabilities	(232)
Estimated fair value of net tangible assets acquired	9,901
Estimated fair value of identifiable intangible assets	12,910
Estimated goodwill	23,111
Estimated fair value of net assets acquired	45,922
Less cash acquired	(193)
Net purchase price	$45,729

The amounts above represent the preliminary fair value estimates as of March 31, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $8,500 with a useful life of 11 years, developed technology of $4,200 with a useful life of eight years and backlog of $210 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $23,111 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mercury Defense Systems (“MDS”) reporting unit. Since Germane was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of March 31, 2019, the Company had $22,402 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Germane because such information is not material to the Company's financial results.
The revenues and income before income taxes from Germane included in the Company's consolidated results for the three months ended March 31, 2019 were $12,707 and $1,159, respectively. The revenues and income before income taxes from Germane included in the Company's consolidated results for the nine months ended March 31, 2019 were $34,756 and $2,065, respectively. The Germane results include expenses resulting from purchase accounting which include amortization of intangible assets and inventory step-up.
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

Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets. Under the terms of the Merger Agreement, the merger consideration (including payments with respect to outstanding stock options) consisted of an all cash purchase price of approximately $180,000. The merger consideration is subject to post-closing adjustments based on a determination of closing net working capital, transaction expenses and net debt (all as defined in the Merger Agreement). The Company funded the acquisition with borrowings obtained under the Revolver. On July 13, 2018, the Company and former owners of Ceres agreed to post-closing adjustments totaling $700, which decreased the Company's net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of Themis:

Amounts
Consideration transferred
Cash paid at closing	$187,089
Working capital and net debt adjustment	(1,274)
Less cash acquired	(6,810)
Net purchase price	$179,005

Fair value of tangible assets acquired and liabilities assumed
Cash	$6,810
Accounts receivable	7,713
Inventory	7,333
Fixed assets	479
Other current and non-current assets	2,896
Accounts payable	(3,287)
Accrued expenses	(5,319)
Other current and non-current liabilities	(1,210)
Deferred tax liability	(14,307)
Fair value of net tangible assets acquired	1,108
Fair value of identifiable intangible assets	71,720
Goodwill	112,987
Fair value of net assets acquired	185,815
Less cash acquired	(6,810)
Net purchase price	$179,005

On February 1, 2019, the measurement period for Themis expired. The identifiable intangible asset estimates include customer relationships of $52,600 with a useful life of 12.5 years, developed technology of $17,150 with a useful life of 9.5 years and backlog of $1,970 with a useful life of one year.
The goodwill of $112,987 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the MDS reporting unit and is not tax deductible.

D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019:

	Fair Value Measurements
	March 31, 2019	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$31,335	$—	$31,335	$—
Total assets measured at fair value	$31,335	$—	$31,335	$—
Liabilities:
Interest rate swap	$2,945	$—	$2,945	$—
Total liabilities measured at fair value	$2,945	$—	$2,945	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s certificates of deposit are determined through quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. The fair value of the interest rate swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates.

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

	March 31, 2019	June 30, 2018
Raw materials	$82,858	$61,748
Work in process	36,472	30,841
Finished goods	12,325	15,996
Total	$131,655	$108,585

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the nine months ended March 31, 2019:

	SMP	AMS	MDS	Total
Balance at June 30, 2018	$119,560	$218,147	$159,735	$497,442
Goodwill adjustment for the Themis acquisition	—	—	139	139
Goodwill arising from the Germane acquisition	—	—	23,111	23,111
Goodwill arising from the GECO acquisition	22,823	—	—	22,823
Balance at March 31, 2019	$142,383	$218,147	$182,985	$543,515

In the nine months ended March 31, 2019, there were no triggering events, as defined by ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2018	$1,801	$—	$1,801
Restructuring and other charges	549	80	629
Cash paid	(2,287)	(24)	(2,311)
Reversals(*)	—	(56)	(56)
Restructuring liability at March 31, 2019	$63	$—	$63

(*) Reversals result from the unused outplacement services and operating costs.
During the nine months ended March 31, 2019, the Company incurred net restructuring and other charges of $573. The increase was primarily driven by severance costs associated with the recently acquired Germane business. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
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
The Company recorded an income tax provision of $5,357 and $2,209 on income from operations before income taxes of $19,466 and $5,905 for the three months ended March 31, 2019 and 2018, respectively. The Company recorded an income tax provision of $12,969 and an income tax benefit of $4,837 on income from operations before income taxes of $46,940 and $25,945 for the nine months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019 and 2018, the Company recognized a discrete tax benefit of $143 and $96, respectively, related to excess tax benefits on stock-based compensation. The effective tax rate for the three months ended March 31, 2019 and 2018 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
During the nine months ended March 31, 2019 and 2018, the Company recognized a discrete tax benefit of $1,858 and $7,675, respectively, related to excess tax benefits on stock-based compensation. The effective tax rate for the nine months ended March 31, 2019 and 2018 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
On August 21, 2018, the Internal Revenue Service ("IRS") provided initial guidance on amendments made to the limitation on executive compensation by the Tax Act. During the three months ended September 30, 2018, the Company recorded an adjustment to its unrecognized tax positions of $1,711 as a result of this guidance. During the three months ended March 31, 2019, there were no material changes made to the Company’s unrecognized tax positions.

I.	Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of March 31, 2019, the Company's outstanding balance of unamortized deferred financing costs was $6,049, which is being amortized to other income (expense), net on a straight line basis over the new term of the Revolver. The Company drew $45,000 and $36,500 from the Revolver to facilitate the acquisitions of Germane and GECO, respectively.

As of March 31, 2019, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $276,500 against the Revolver, resulting in interest expense of $2,473 and $6,928 for the three and nine months ended March 31, 2019, respectively. There were outstanding letters of credit of $2,300 as of March 31, 2019.

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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at March 31, 2019 was a net liability of $6,271, which is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net loss of $15 and $45 in AOCI during the three and nine months ended March 31, 2019, respectively. The Company recorded a net gain of $5 and $45 in AOCI during the three and nine months ended March 31, 2018, respectively. The Company recognized net periodic benefit costs of $197 and $599 associated with the Plan for the three and nine months ended March 31, 2019, respectively. The Company recognized net periodic benefit costs of $213 and $620 associated with the Plan for the three and nine months ended March 31, 2018, respectively. The Company's total expected employer contributions to the Plan during fiscal 2019 are $642.

K.	Stock-Based Compensation
STOCK INCENTIVE PLANS
The Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) on July 23, 2018. The 2018 Plan became effective upon the approval of shareholders at the Company’s annual meeting held on October 24, 2018. The aggregate number of shares authorized for issuance under the 2018 Plan is 2,862 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) at the time of shareholder approval of the 2018 Plan. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 3,528 shares available for future grant under the 2018 Plan at March 31, 2019.
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
EMPLOYEE STOCK PURCHASE PLAN
The aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 51 and 39 shares issued under the ESPP during the nine months ended March 31, 2019 and 2018, respectively. Shares available for future purchase under the ESPP totaled 169 at March 31, 2019.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2018	4	$5.52	3.13
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at March 31, 2019	4	$5.52	2.38

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2018:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	1,135	$27.26
Granted	407	49.89
Vested	(439)	49.76
Forfeited	(55)	33.85
Outstanding at March 31, 2019	1,048	$39.48

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). The Company had $317 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for both March 31, 2019 and June 30, 2018. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cost of revenues	$188	$169	$599	$364
Selling, general and administrative	4,039	2,929	12,465	11,175
Research and development	646	499	1,772	1,506
Stock-based compensation expense before tax	4,873	3,597	14,836	13,045
Income taxes	(1,316)	(1,187)	(4,006)	(4,305)
Stock-based compensation expense, net of income taxes	$3,557	$2,410	$10,830	$8,740

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

The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THREE MONTHS ENDED MARCH 31, 2019
Net revenues to unaffiliated customers	$158,715	$15,280	$641	$—	$174,636
Inter-geographic revenues	2,984	314	—	(3,298)	—
Net revenues	$161,699	$15,594	$641	$(3,298)	$174,636
THREE MONTHS ENDED MARCH 31, 2018
Net revenues to unaffiliated customers	$105,989	$8,611	$1,736	$—	$116,336
Inter-geographic revenues	1,621	235	—	(1,856)	—
Net revenues	$107,610	$8,846	$1,736	$(1,856)	$116,336
NINE MONTHS ENDED MARCH 31, 2019
Net revenues to unaffiliated customers	$435,733	$39,918	$2,130	$—	$477,781
Inter-geographic revenues	5,434	1,017	—	(6,451)	—
Net revenues	$441,167	$40,935	$2,130	$(6,451)	$477,781
NINE MONTHS ENDED MARCH 31, 2018
Net revenues to unaffiliated customers	$309,391	$25,506	$5,420	$—	$340,317
Inter-geographic revenues	6,537	300	—	(6,837)	—
Net revenues	$315,928	$25,806	$5,420	$(6,837)	$340,317

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
The following table below presents the Company's net revenue by end user for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Domestic (1)	$153,634	$94,369	$427,119	$274,016
International/Foreign Military Sales (2)	21,002	21,967	50,662	66,301
Total Net Revenue	$174,636	$116,336	$477,781	$340,317
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

The following table below presents the Company's net revenue by end application for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Radar (1)	$40,674	$37,262	$123,661	$118,480
Electronic Warfare (2)	36,569	19,531	86,320	76,950
Other Sensor & Effector (3)	28,364	14,403	63,477	35,144
Total Sensor & Effector	105,607	71,196	273,458	230,574
C4I (4)	46,217	26,593	137,717	52,981
Other (5)	22,812	18,547	66,606	56,762
Total Net Revenue	$174,636	$116,336	$477,781	$340,317
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table below presents the Company's net revenue by product grouping for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Components (1)	$52,372	$30,022	$133,686	$102,742
Modules and Sub-assemblies (2)	36,153	42,121	130,142	131,581
Integrated Subsystems (3)	86,111	44,193	213,953	105,994
Total Net Revenue	$174,636	$116,336	$477,781	$340,317
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
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2019	$51,083	$4,760	$14	$—	$55,857
June 30, 2018	$47,997	$2,974	$9	$—	$50,980

Identifiable long-lived assets exclude goodwill and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Lockheed Martin Corporation	24%	17%	16%	19%
Raytheon Company	19%	21%	21%	19%
Northrop Grumman Corporation	*	*	*	10%
	43%	38%	37%	48%

*	Indicates that the amount is less than 10% of the Company’s revenues for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company’s revenues for the three and nine months ended March 31, 2019 and 2018.

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
PURCHASE COMMITMENTS
As of March 31, 2019, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $76,328.
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

N.	Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. On January 11, 2019, the Company entered into the Swap with Bank of America, N.A. for a notional amount of $175,000 in order to fix the interest rate associated with a portion of the Revolver. The Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The Swap matures on September 28, 2023, coterminous with the maturity of the Revolver. The Swap established a fixed interest rate on the first $175,000 of the Company's outstanding borrowings against the Revolver obligation at 2.54%. The fair value of this hedge was a liability of $2,945 as of March 31, 2019 and is included within other non-current liabilities in the Company's Condensed Consolidated Balance Sheets.

The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the Swap is Bank of America, N.A. Based on the credit ratings of the Company’s counterparty as of March 31, 2019, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

O.	Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.
On April 18, 2019, the Company acquired The Athena Group, Inc. ("Athena") and Syntonic Microwave LLC ("Syntonic") for a combined total purchase price of $46,000, subject to net working capital and net debt adjustments. Athena is a privately-held company based in Gainesville, Florida and a leading provider of cryptographic and countermeasure IP vital to securing defense computing systems. Based in Campbell, California, privately-held Syntonic is a leading provider of advanced synthesizers, wideband phase coherent tuners and microwave converters optimized for signals intelligence and electronic intelligence applications demanding frequency coverage up to 40 GHz with 2 GHz instantaneous bandwidth. The Company drew $48,000 on the Revolver to facilitate the closing of the acquisitions, with the higher amount reflecting an estimated adjustment for working capital, including cash, expected to be received with these acquisitions at closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission ("SEC") may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, Federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to interest rate swaps or other cash flow hedging arrangements, changes to cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety-critical mission processing subsystems. Optimized for customer and mission success, our solutions power a wide variety of critical aerospace, defense and intelligence programs. Headquartered in Andover, Massachusetts, we are pioneering a next-generation defense electronics business model specifically designed to meet the industry’s current and emerging technology and business needs. We deliver affordable innovative solutions, rapid time-to-value and service and support to our defense prime contractor customers. Our products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors. Key programs include Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2D Hawkeye, Paveway, Filthy Buzzard, PGK, ProVision, P1, AIDEWS, CDS, and WIN-T. Our organizational structure allows us to deliver capabilities that combine technology building blocks and deep domain expertise in the aerospace and defense sector.
Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies and subsystems. We maintain our technological edge by investing in critical capabilities and IP (or “building blocks”) in processing and RF, leveraging open standards and open architectures to quickly adapt those building blocks into solutions for highly data-intensive applications all the way from the sensor to the network. This can encompass multiple sensor and mission processing functions - including emerging needs in artificial intelligence (“AI”). We leverage the company’s building blocks to design, build and manufacture integrated sensor processing subsystems, often including classified application-specific software and IP for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare (“EW”) markets. We provide significant capabilities relating to pre-integrated EW, electronic attack (“EA”) and electronic counter measure (“ECM”) subsystems, signals intelligence (“SIGINT”) and electro-optical/infrared (“EO/IR”) processing technologies, and radar processing and simulation subsystems. These subsystems are deployed by our customers -- defense prime contractors and the U.S. Department of Defense (“DoD”). An important component of adapting these technologies and IP for defense applications is our investment in specialized packaging, ruggedization and cooling to address challenges, often referred to as “SWaP” (size, weight, and power), that are common and unique to military use. This coupled with our domestic design, development, and manufacturing capabilities in mission computing, safety-critical avionics and platform management solutions; and RF, microwave and millimeter wave components and subsystems to meet the needs of the radar, EW, SIGINT and other high bandwidth communications requirements and applications brings significant domain expertise to our customers.

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
As of March 31, 2019, we had 1,595 employees. During fiscal 2018, the growth in our headcount resulted in us exceeding the threshold for qualifying as a "small business" for government contract purposes. The revenues received as a result of small business set aside funding are not considered material.
Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share ("adjusted EPS"), and adjusted EBITDA for the three months ended March 31, 2019 were $174.6 million, $34.8 million, $14.1 million, $0.29, $0.50, and $38.8 million, respectively. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted EPS, and adjusted EBITDA for the nine months ended March 31, 2019 were $477.8 million, $94.8 million, $34.0 million, $0.71, $1.36, and $107.4 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
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
RESULTS OF OPERATIONS:
Results of operations for the three months ended March 31, 2019 includes full period results from the acquisitions of Themis Computer (“Themis”) and Germane Systems, LC ("Germane") and only results from the acquisition date of GECO Avionics, LLC ("GECO"), which was acquired subsequent to December 31, 2018. Results of operations for the nine months ended March 31, 2019 includes full period results from the acquisition of Themis and only results from the acquisition dates for Germane and GECO, as these businesses were acquired subsequent to June 30, 2018. Accordingly, the periods presented below are not directly comparable.
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
The following tables set forth, for the three month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	March 31, 2019	As a % of Total Net Revenue	March 31, 2018	As a % of Total Net Revenue
Net revenues	$174,636	100.0%	$116,336	100.0%
Cost of revenues	100,789	57.7	63,570	54.6
Gross margin	73,847	42.3	52,766	45.4
Operating expenses:
Selling, general and administrative	27,411	15.7	21,138	18.2
Research and development	17,439	10.0	15,021	12.9
Amortization of intangible assets	6,786	3.9	7,104	6.1
Restructuring and other charges	46	—	1,384	1.2
Acquisition costs and other related expenses	103	0.1	1,281	1.1
Total operating expenses	51,785	29.7	45,928	39.5
Income from operations	22,062	12.6	6,838	5.9
Interest income	205	0.1	—	—
Interest expense	(2,473)	(1.4)	(999)	(0.9)
Other (expense) income, net	(328)	(0.1)	66	0.1
Income before income taxes	19,466	11.2	5,905	5.1
Tax provision	5,357	3.1	2,209	1.9
Net income	$14,109	8.1%	$3,696	3.2%

REVENUES
Total revenues increased $58.3 million for the three months ended March 31, 2019 compared to the same period in fiscal 2018. The increase was primarily due to $33.0 million of organic revenues which was predominantly driven by increases in demand for integrated subsystems and components product groupings across the electronic warfare (“EW”) and other sensor and effector applications. The increases in organic revenues were primarily driven by a classified missile program, as well as the SEWIP Block II program, which were partially offset by decreases in the Aegis and Patriot programs. Total revenues also increased due to $25.3 million of additional acquired revenues from the Themis, Germane, and GECO acquisitions primarily a result of increased demand for integrated subsystems across C4I applications. The increases in acquired revenues were primarily driven by the WIN-T and CPS programs. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, were consistent during the three months ended March 31, 2019 as compared to the same period in fiscal 2018.
GROSS MARGIN
Gross margin was 42.3% for the three months ended March 31, 2019, a decrease of 310 basis points from the 45.4% gross margin achieved during the same period in fiscal 2018. The lower gross margin was primarily driven by the acquired businesses of Germane and GECO, which historically generated gross margins below our target model. Lower gross margins are also attributed to increases in Customer Funded Research and Development (“CRAD”), which primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. Lower gross margins for the three months ended March 31, 2019 were partially offset by lower inventory step-up amortization associated with our acquired businesses compared to the same period in fiscal 2018.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.3 million, or 29.7%, to $27.4 million during the three months ended March 31, 2019, compared to $21.1 million in the same period in fiscal 2018. The increase was primarily related to higher compensation related costs due to added headcount from the acquisitions of Germane and GECO, as well as the full period impact of the Themis acquisition. Our headcount within the organic business also increased period over period. Selling, general and administrative expenses decreased as a percentage of revenue to 15.7% for the three months ended March 31, 2019 from 18.2% during the same period in fiscal 2018 primarily due to improved operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $2.4 million, or 16.1%, to $17.4 million during the three months ended March 31, 2019, compared to $15.0 million during the same period in fiscal 2018. The increase was primarily due to increased headcount from our recent acquisitions driving higher compensation related costs, partially offset by increased CRAD. Research and development expenses accounted for 10.0% and 12.9% of our revenues for the three months ended March 31, 2019 and 2018, respectively. The decrease as a percentage of revenue was primarily driven by higher revenues and additional CRAD for the three months ended March 31, 2019 as compared to the same period in fiscal 2018.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased $1.3 million during the three months ended March 31, 2019, compared to the same period in fiscal 2018. The three months ended March 31, 2018 included $1.4 million of severance related costs. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.

ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.1 million of acquisition costs and other related expenses during the three months ended March 31, 2019, compared to $1.3 million during the same period in fiscal 2018. The three months ended March 31, 2019 included acquisition costs and other related expenses related to the acquisition of GECO compared to the same period in fiscal 2018 which included the acquisition of Themis. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
Interest expense increased $1.5 million to $2.5 million during the three months ended March 31, 2019 compared to $1.0 million in the same period in fiscal 2018. Interest expense during the three months ended March 31, 2019 was driven by outstanding borrowings of $276.5 million on the revolving credit facility ("the Revolver"), which facilitated the acquisitions of Themis, Germane and GECO. The three months ended March 31, 2018 included only two months of interest on the Revolver related to the Themis acquisition.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net decreased $0.4 million to $0.3 million during the three months ended March 31, 2019, as compared to $0.1 million in the same period in fiscal 2018. The decrease was a result of lower foreign exchange gains of $0.4 million incurred during the three months ended March 31, 2019 compared to the same period in fiscal 2018. The impact of financing and registration fees was consistent for both the three months ended March 31, 2019 and 2018.
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
We recorded an income tax provision of $5.4 million and $2.2 million on income from operations before income taxes of $19.5 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively. During both the three months ended March 31, 2019 and 2018, we recognized a discrete tax benefit of $0.1 million related to excess tax benefits on stock-based compensation.
The effective tax rate for the three months ended March 31, 2019 differed from the Federal statutory rate of 21% primarily due to increases to the rate caused by state taxes, a modified territorial tax system, and a minimum tax on certain foreign earnings, partially offset by decreases to the rate caused by Federal research and development credits and excess tax benefits related to stock-based compensation. These provisions have been included in the income tax expense for the three months ended March 31, 2019.
The effective tax rate for the three months ended March 31, 2018 differed from the Federal statutory rate of 28% primarily due to increases to the rate caused by state taxes, partially offset by decreases to the rate caused by Federal research and development credits, domestic manufacturing deduction, and excess tax benefits related to stock-based compensation. During the second quarter of fiscal 2018, the Federal statutory rate transitioned to a blended 28% as a result of the Tax Act.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service.

Nine months ended March 31, 2019 compared to the nine months ended March 31, 2018
The following tables set forth, for the nine month periods indicated, financial data from the consolidated statements of operations:

(In thousands)	March 31, 2019	As a % of Total Net Revenue	March 31, 2018	As a % of Total Net Revenue
Net revenues	$477,781	100.0%	$340,317	100.0%
Cost of revenues	271,464	56.8	182,717	53.7
Gross margin	206,317	43.2	157,600	46.3
Operating expenses:
Selling, general and administrative	79,971	16.7	62,928	18.5
Research and development	48,579	10.2	43,950	12.9
Amortization of intangible assets	20,906	4.4	18,568	5.5
Restructuring and other charges	573	0.1	1,792	0.5
Acquisition costs and other related expenses	555	0.1	2,265	0.7
Total operating expenses	150,584	31.5	129,503	38.1
Income from operations	55,733	11.7	28,097	8.2
Interest income	342	0.1	14	—
Interest expense	(6,928)	(1.5)	(1,101)	(0.3)
Other expense, net	(2,207)	(0.5)	(1,065)	(0.3)
Income before income taxes	46,940	9.8	25,945	7.6
Tax provision (benefit)	12,969	2.7	(4,837)	(1.4)
Net income	$33,971	7.1%	$30,782	9.0%
REVENUES
Total revenues increased $137.4 million for the nine months ended March 31, 2019 compared to the same period in fiscal 2018. The increase is primarily attributed to $85.3 million of additional acquired revenues from the Themis, Germane and GECO acquisitions resulting from increased demand for integrated subsystems across C4I applications. These increases in acquired revenues were predominantly driven by the WIN-T and CDS programs. Total revenues also increased due to $52.1 million of organic revenues related to increased demand for integrated subsystems and components across the EW and other sensor and effector applications. The increases in organic revenues were primarily driven by a classified missile program, F-35 and UAV Predator programs, which were partially offset by decreases in the Aegis and SEWIP Block II programs. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, decreased $15.6 million during the nine months ended March 31, 2019 as compared to the same period in fiscal 2018, primarily due to lower Aegis program revenues.
GROSS MARGIN
Gross margin was 43.2% for the nine months ended March 31, 2019, a decrease of 310 basis points from the 46.3% gross margin achieved during the same period in fiscal 2018. The lower gross margin was primarily driven by acquired businesses of Germane and GECO, which historically generated gross margins below our target model. Lower gross margin was driven by program mix and higher CRAD associated with long-term contracts, partially offset by lower inventory step-up amortization associated with our acquired businesses compared to the same period in fiscal 2018.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $17.1 million or 27.1%, to $80.0 million during the nine months ended March 31, 2019, compared to $62.9 million in the same period in fiscal 2018. The increase was primarily related to higher compensation related costs due to added headcount from the acquisitions Germane and GECO, as well as the full period impact of the Themis acquisition. Our headcount within the organic business also increased period over period. Selling, general and administrative expenses decreased as a percentage of revenues to 16.7% during the nine months ended March 31, 2019 from 18.5% during the same period in fiscal 2018 primarily due to improved operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $4.6 million, or 10.5%, to $48.6 million during the nine months ended March 31, 2019, compared to $44.0 million during the same period in fiscal 2018. The increase was primarily due to increased headcount from our recent acquisitions, driving higher compensation related costs partially offset by increased CRAD. Research and development expenses decreased as a percentage of revenues to 10.2% during the nine months ended March 31, 2019 from 12.9% during the same period in fiscal 2018. The decrease was primarily due to higher revenues and additional CRAD in the nine months ended March 31, 2019, as compared to the same period in fiscal 2018.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $0.6 million for the nine months ended March 31, 2019, compared to $1.8 million during the same period in fiscal 2018. The decrease was primarily driven by lower severance costs compared to the same period in fiscal 2018. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $0.6 million of acquisition costs and other related expenses during the nine months ended March 31, 2019, compared to $2.3 million during the same period in fiscal 2018. The acquisition costs and other related expenses we incurred during the nine months ended March 31, 2019 were primarily related to the acquisitions of Germane and GECO. The acquisition costs and other related expenses for the same period in fiscal 2018 were primarily related to the acquisition of Themis. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
Interest expense increased $5.8 million, to $6.9 million during the nine months ended March 31, 2019 compared to $1.1 million during the same period in fiscal 2018. Interest expense during the nine months ended March 31, 2019 was driven by increasing our outstanding borrowings under the Revolver, to facilitate the acquisitions of Themis, Germane and GECO. The nine months ended March 31, 2018 included only two months of interest on the Revolver related to the Themis acquisition.
OTHER EXPENSE, NET
Other expense, net was $2.2 million during the nine months ended March 31, 2019, compared to $1.1 million during the same period in fiscal 2018. The increase in other expense, net was a result of fewer foreign exchange gains of $0.8 million during the nine months ended March 31, 2019, compared to the same period in fiscal 2018. The increase also included an additional $0.2 million of financing and registration fees during the nine months ended March 31, 2019 compared to the same period in fiscal 2018. The nine months ended March 31, 2019 included $0.3 million of litigation and settlement expenses incurred during the period.
INCOME TAXES
On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act has impacted the U.S. statutory Federal tax rate that we will use going forward, which has been reduced to 21% from 35%. The Tax Act introduced a modified territorial tax system and a minimum tax on certain foreign earnings for tax years beginning after December 31, 2017.
We recorded an income tax provision of $13.0 million and an income tax benefit of $4.8 million on income from operations before income taxes of $46.9 million and $25.9 million for the nine months ended March 31, 2019 and 2018, respectively. During the nine months ended March 31, 2019 and 2018, we recognized discrete tax benefits of $1.9 million and $7.7 million, respectively, related to excess tax benefits on stock-based compensation.
The effective tax rate for the nine months ended March 31, 2019 differed from the Federal statutory rate of 21% primarily due to increases to the rate caused by state taxes, a modified territorial tax system, and a minimum tax on certain foreign earnings, partially offset by decreases to the rate caused by Federal research and development credits and excess tax benefits related to stock-based compensation. These provisions have been included in the income tax expense for the nine months ended March 31, 2019.
The effective tax rate for the nine months ended March 31, 2018 differed from the Federal statutory rate of 28% primarily due to increases to the rate caused by state taxes and the one-time impact of the Tax Act, partially offset by decreases to the rate caused by Federal research and development credits, domestic manufacturing deduction, and excess tax benefits related to stock compensation. During the second quarter of fiscal 2018, the Federal statutory rate transitioned to a blended 28% as a result of the Tax Act.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures.
Based on our current plans and business conditions, we believe that existing cash and cash equivalents, our available Revolver, cash generated from operations, and our financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. In connection with the amendment, we repaid the remaining outstanding interest on the Revolver using cash on hand. During the nine months ended March 31, 2019, we drew additional borrowings of $81.5 million to facilitate the acquisitions of Germane and GECO in the first and third quarter of fiscal 2019, respectively. The Revolver had an outstanding balance of $276.5 million at March 31, 2019. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. On January 11, 2019, we entered into an interest rate swap (the “Swap”) with Bank of America, N.A. for a notional amount of $175.0 million in order to establish a fixed interest rate associated with a portion of our Revolver. The Swap was designated and qualified for hedge accounting treatment as a cash flow hedge.
On April 18, 2019, we acquired The Athena Group, Inc. ("Athena") and Syntonic Microwave LLC ("Syntonic") for a combined total purchase price of $46.0 million, subject to net working capital and net debt adjustments. Athena is a privately-held company based in Gainesville, Florida and a leading provider of cryptographic and countermeasure IP vital to securing defense computing systems. Based in Campbell, California, privately-held Syntonic is a leading provider of advanced synthesizers, wideband phase coherent tuners and microwave converters optimized for signals intelligence and electronic intelligence applications demanding frequency coverage up to 40 GHz with 2 GHz instantaneous bandwidth. Both acquisitions were funded through the Revolver.

CASH FLOWS

	As of and For the Nine Month Period Ended March 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$71,548	$17,680
Net cash used in investing activities	$(99,391)	$(196,838)
Net cash provided by financing activities	$73,892	$181,931
Net increase in cash and cash equivalents	$45,994	$2,580
Cash and cash equivalents at end of period	$112,515	$44,217
Our cash and cash equivalents increased by $46.0 million from June 30, 2018 to March 31, 2019, primarily as the result of $71.5 million provided by operating activities. We had borrowings under the Revolver of $81.5 million, which was used to fund our acquisition activities during the period, $17.9 million invested in purchases of property and equipment, $7.4 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards, and $1.9 million related to the fees incurred to increase the borrowing capacity of our existing Revolver.
Operating Activities
During the nine months ended March 31, 2019, we generated $71.5 million in cash from operating activities, an increase of $53.9 million when compared to the same period in fiscal 2018. The increase in cash generated by operating activities was primarily the result of less cash paid for income taxes, increased accounts payable and accrued expenses and fewer inventory purchases. These increases were partially offset by decreased deferred revenue and customer advances and cash uses for accounts receivable.
Investing Activities
During the nine months ended March 31, 2019, we invested $99.4 million compared to $196.8 million during the same period in fiscal 2018. The decrease was driven by the acquisitions of Germane and GECO during the nine months ended March 31, 2019 compared to the acquisitions of Themis and Richland Technologies, LLC ("RTL") in the same period of fiscal 2018. The decrease was partially offset by $6.8 million in higher purchases of property and equipment during fiscal 2019.
Financing Activities
During the nine months ended March 31, 2019, we had $73.9 million in cash provided by financing activities compared to $181.9 million during the same period in fiscal 2018. The $108.0 million decrease was primarily due to the $81.5 million of net borrowings that were drawn against the Revolver to facilitate the acquisitions of Germane and GECO during the nine months ended March 31, 2019, compared to the $195.0 million of net borrowings that were drawn against the Revolver to facilitate the acquisitions of Themis and RTL during the same period of fiscal 2018. There was also $1.9 million of payments for deferred financing fees related to the amendment of the Revolver during the nine months ended March 31, 2019. The decrease in cash provided by financing activities was partially offset by fewer payments of $7.7 million related to the retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards as compared to the same period of fiscal 2018.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2019:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$76,328	$76,328	$—	$—	$—
Operating leases	59,889	9,868	17,164	13,715	19,142
	$136,217	$86,196	$17,164	$13,715	$19,142
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $76.3 million at March 31, 2019.
We have a liability at March 31, 2019 of $2.9 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

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
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income, adjusted EPS, free cash flow, acquired revenue and organic revenue.
Adjusted EBITDA is defined as net income before other non-operating adjustments, interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based and other non-cash compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining the portion of bonus compensation for executive officers and other key employees based on operating performance, evaluating short-term and long-term operating trends in our operations and allocating resources to various initiatives and operational requirements. We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without any correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our adjusted EBITDA are valuable indicators of our operating performance.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Net income	$14,109	$3,696	$33,971	$30,782
Other non-operating adjustments, net (1)	(502)	(694)	(155)	(798)
Interest expense (income), net	2,268	999	6,586	1,087
Income taxes	5,357	2,209	12,969	(4,837)
Depreciation	4,790	4,277	13,924	11,752
Amortization of intangible assets	6,786	7,104	20,906	18,568
Restructuring and other charges (2)	46	1,384	573	1,792
Impairment of long-lived assets	—	—	—	—
Acquisition and financing costs	787	1,909	2,592	4,129
Fair value adjustments from purchase accounting (3)	93	539	713	1,132
Litigation and settlement expense (income), net	146	—	325	—
Stock-based and other non-cash compensation expense	4,914	3,669	14,995	13,306
Adjusted EBITDA	$38,794	$25,092	$107,399	$76,913
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
(3) Fair value adjustments from purchase accounting for the three months ended March 31, 2019 relate to GECO inventory step-up amortization. The nine months ended March 31, 2019 include adjustments related to Germane and GECO inventory step-up amortization. Fair value adjustments from purchase accounting for the three months ended March 31, 2018 relate to Themis and CES inventory step-up amortization. The nine months ended March 31, 2018 include adjustments related to Themis, CES and Delta inventory step-up amortization.
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

The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Three Months Ended March 31,
(In thousands, except per share data)	2019		2018
Net income and diluted earnings per share	$14,109	$0.29	$3,696	$0.08
Amortization of intangible assets	6,786		7,104
Restructuring and other charges (1)	46		1,384
Impairment of long-lived assets	—		—
Acquisition and financing costs	787		1,909
Fair value adjustments from purchase accounting (2)	93		539
Litigation and settlement expenses (income), net	146		—
Stock-based and other non-cash compensation expense	4,914		3,669
Impact to income taxes (3)	(2,850)		(4,082)
Adjusted income and adjusted earnings per share	$24,031	$0.50	$14,219	$0.30

Diluted weighted-average shares outstanding		47,958		47,532
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the three months ended March 31, 2019 relate to GECO inventory step-up amortization.
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

	Nine Months Ended March 31,
(In thousands, except per share data)	2019		2018
Net income and diluted earnings per share	$33,971	$0.71	$30,782	$0.65
Amortization of intangible assets	20,906		18,568
Restructuring and other charges (1)	573		1,792
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,592		4,129
Fair value adjustments from purchase accounting (2)	713		1,132
Litigation and settlement expenses (income), net	325		—
Stock-based and other non-cash compensation expense	14,995		13,306
Impact to income taxes (3)	(8,932)		(24,648)
Adjusted income and adjusted earnings per share	$65,143	$1.36	$45,061	$0.95

Diluted weighted-average shares outstanding		47,783		47,473
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for the nine months ended March 31, 2019 relate to Germane and GECO inventory step-up amortization. Fair value adjustments from purchase accounting for the nine months ended March 31, 2018 relate to Themis, CES and Delta inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Cash provided by operating activities	$26,218	$873	$71,548	$17,680
Purchase of property and equipment	(7,060)	(3,475)	(17,862)	(11,067)
Free cash flow	$19,158	$(2,602)	$53,686	$6,613
Organic revenue and acquired revenue are non-GAAP measures for reporting financial performance of our business. We believe this information provides investors with insight as to our ongoing business performance. Organic revenue represents total company revenue excluding net revenue from acquired companies for the first four full quarters since the entities’ acquisition date (which excludes intercompany transactions). Acquired revenue represents revenue from acquired companies for the first four full quarters since the entities' acquisition date (which excludes intercompany transactions). After the completion of four full fiscal quarters, acquired revenue is treated as organic for current and comparable historical periods.
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the three months ended March 31, 2019 and 2018.

(In thousands)	March 31, 2019	As a % of Total Net Revenue	March 31, 2018	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$139,812	80%	$106,835	92%	$32,977	31%
Acquired revenue	34,824	20%	9,501	8%	25,323	267%
Total revenues	$174,636	100%	$116,336	100%	$58,300	50%
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the nine months ended March 31, 2019 and 2018.

(In thousands)	March 31, 2019	As a % of Total Net Revenue	March 31, 2018	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$382,939	80%	$330,816	97%	$52,123	16%
Acquired revenue	94,842	20%	9,501	3%	85,341	898%
Total revenues	$477,781	100%	$340,317	100%	$137,464	40%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for us on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. As of March 31, 2019, the Company had $59.9 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities. The future minimum lease payments have not yet been adjusted to the present value, as we are still assessing the impact of each applicable discount rate. We will leverage the rate implicit in the lease unless that rate cannot be readily determined, in which case we will use our incremental borrowing rate to determine the discount rate applicable for the calculation of our lease liabilities. See Commitments, Contractual Obligations and Contingencies of Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements. We have evaluated our population of leases and are in the process of determining the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
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
In March 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects for Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. This ASU permits a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. The amounts applicable for reclassification should include the effect of the change in the U.S. Federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts and Jobs Act of 2017 related to the items remaining in AOCI. The effect of the change in the U.S. Federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. For all entities, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that annual period, and early adoption is permitted. We are evaluating the effect that ASU 2018-02 will have on our consolidated financial statements and related disclosures.
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
Effective January 1, 2019, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an amendment of the FASB Accounting Standards Codification. This ASU provides improved financial reporting of hedging relationships to better portray the economic result of an entity's risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of hedge accounting guidance. The ASU requires modified retrospective adoption and permits early adoption in any interim period after issuance of the ASU. Disclosures reflect the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in the third quarter of fiscal 2019. Prior period amounts have not been restated. See Note N for additional disclosures.
Effective January 1, 2019, we adopted SEC Final Rule 33-10532, Disclosure Update and Simplification, which requires disclosure of the changes in each caption of shareholders’ equity for the current and comparative year-to-date periods, with subtotals for each interim period and the amount of dividends per share for each class of shares. Such adoption has not and will not have a material impact to our consolidated financial statements.

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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. The Swap is designated as a cash flow hedge. We have one swap outstanding at March 31, 2019 effectively converting $175.0 million of the borrowings under our Revolver to a fixed rate.
As of March 31, 2019, there were outstanding borrowings of $276.5 million against the Revolver. On April 18, 2019, we drew an additional $48.0 million on the Revolver to facilitate the closing of the acquisitions, with the higher amount reflecting an estimated adjustment for working capital, including cash, expected to be received with the Athena and Syntonic acquisitions at closing.
There were no material changes in our exposure to market risk from June 30, 2018 to March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13c-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the recently acquired Germane and GECO businesses into our overall internal control over financial reporting environment.

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
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. In addition, you should note that risks below related to substantial indebtedness have been updated to include our interest rate derivatives.
We may incur substantial indebtedness.
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 28, 2023. At March 31, 2019, drawings on the Revolver were $276.5 million and we drew an additional $48.0 million on the Revolver to facilitate the closing of the Athena and Syntonic acquisitions, with the higher amount reflecting an estimated adjustment for working capital, including cash, expected to be received at closing.
The Revolver accrues interest, at the Company’s option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage is set at LIBOR plus 1.25% and is established pursuant to a pricing grid based on the Company's total net leverage ratio. Based on the $276.5 million of floating rate debt outstanding as of March 31, 2019, of which $175.0 million is hedged, our annual interest expense would change by approximately $1.0 million for each 100 basis point increase in interest rates.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings.
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

ITEM 6.	EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Form of Stock Option Agreement under the 2018 Stock Incentive Plan

10.2	Form of Restricted Stock Award Agreement under the 2018 Stock Incentive Plan

10.3	Form of Deferred Stock Award Agreement under the 2018 Stock Incentive Plan

10.4	Form of Performance-Based Stock Option Agreement under the 2018 Stock Incentive Plan

10.5	Form of Performance-Based Restricted Stock Award Agreement under the 2018 Stock Incentive Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+
Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 9, 2019.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer