Form 10-K
period 2019-06-30
MERCURY SYSTEMS INC
filed 2019-08-15
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 0-23599

MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts		04-2741391
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
50 Minuteman Road		01810
Andover	MA
(Address of principal executive offices)		(Zip Code)
978-256-1300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	MRCY	NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
SECURITIES EXCHANGE ACT OF 1934: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.3 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2019: 55,427,087 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
Exhibit Index on Page 90

MERCURY SYSTEMS, INC.

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Conditions and Results of Operations” as well as elsewhere in this Annual Report on Form 10-K. Certain factors that might cause such a difference are discussed in this annual report on Form 10-K, including in the section entitled “Risk Factors.”

When used in this report, the terms “Mercury,” “we,” “our,” “us,” and “the Company” refer to Mercury Systems, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. The term “fiscal” with respect to a year refers to the period from July 1 to June 30. For example, fiscal 2019 refers to the period from July 1, 2018 to June 30, 2019.

ITEM 1.	BUSINESS
Our Company
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety-critical mission processing subsystems. Headquartered in Andover, Massachusetts, we deliver solutions that power a broad range of critical aerospace, commercial aviation, defense and intelligence programs, configured and optimized for mission success in some of the most challenging and demanding environments. Our innovative next-generation defense electronics business model is designed to meet the industry’s current and emerging technology and business needs by delivering affordable state-of-the-art solutions, rapid time-to-value and service and support to our defense prime contractor and our commercial aerospace customers. Our products and solutions are successfully deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers, a testament to our deep domain expertise and culture of innovation.
Our unique capabilities, technology and research and development (“R&D”) investment strategy combine to differentiate Mercury in our industry. Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies and subsystems. We maintain our technological edge by investing in critical capabilities and intellectual property (“IP” or “building blocks”) in processing and RF, leveraging open standards and open architectures to quickly adapt those building blocks into solutions for highly data-intensive applications for the sensor processing chain, all the way from the sensor to the network. This can encompass multiple sensor and mission processing functions - including emerging needs in artificial intelligence (“AI”). We leverage the Company’s building blocks to design, build and manufacture integrated sensor processing subsystems - often including classified application-specific software and IP - for the command, control, communications, computers, intelligence, surveillance and reconnaissance ("C4ISR") and electronic warfare (“EW”) markets. These subsystems are deployed by our customers - defense and commercial aerospace companies, defense prime contractors and the U.S. Department of Defense (“DoD”) - in a variety of mission-critical applications. An important component of adapting these technologies and IP for these applications is our investment in specialized packaging, ruggedization and cooling to address size, weight and power (“SWaP”) challenges. These investments, coupled with our domestic design, development, and manufacturing capabilities in mission computing, safety-critical avionics and platform management solutions, and RF, microwave and millimeter wave components and subsystems, brings significant domain expertise to our customers.
Our consolidated revenues, acquired revenues, net income, diluted earnings per share (“EPS”), adjusted earnings per share (“adjusted EPS”) and adjusted EBITDA for fiscal 2019 were $654.7 million, $113.3 million, $46.8 million, $0.96, $1.84 and $145.3 million, respectively. Our consolidated revenues, acquired revenues, net income, earnings per share, adjusted EPS and adjusted EBITDA for fiscal 2018 were $493.2 million, $59.7 million, $40.9 million, $0.86, $1.42 and $114.6 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our acquired revenues, adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.
Our Business Strategy
Our strategy is built around our key strengths as a leading commercial provider of secure sensor and safety-critical mission processing subsystems. Our strategy includes innovation and investment in scaling existing capabilities, as well as augmenting our capabilities through an acquisition strategy designed to focus on adjacent technologies. We believe our investment in R&D is more than double that of our competitors on a percentage basis. Our consistent strategy allows us to assist our customers, mostly defense prime contractors, to reduce program cost, minimize technical risk, stay on schedule and on budget, and ensure trust and security in the supply chain. In addition, we have earned a reputation for relentless execution on behalf of our customers. As a result we have successfully penetrated strategic government and commercial programs including Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2-D Hawkeye, Paveway, Filthy

Buzzard, PGK, ProVision, P-8, Advanced Integrated Defensive Electronic Warfare Suite (“AIDEWS”), Common Display System (“CDS”) and WIN-T.
We are committed to continued investment and innovation in advanced new products and solutions development to maintain our competitive advantage, including in the fields of RF, analog-to-digital and digital-to-analog conversion, advanced multi- and many-core sensor processing systems including graphics processing units (“GPUs”), safety-critical design and engineering, processing for AI, embedded security, digital storage, and digital radio frequency memory (“DRFM”) solutions, software defined communications capabilities, and advanced security technologies and capabilities. Concurrently, we leverage our engineering and development capabilities, including systems integration, to accelerate our strategy to become a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially-developed, open architecture solutions within the markets we serve. We invest in scalable manufacturing operations in the U.S. to enable rapid, cost-effective deployment of our microelectronics and secure processing solutions to our customers.
Our unique commercial business model positions us to be compensated for non-recurring engineering which supplements our own internal R&D spend. We team concurrently with multiple defense prime contractors as they pursue new business with unique solutions they develop and market to the government, and engage with our customers early in the design cycle, and well ahead of our competition. Our engagement model can lead to long-term production revenue that will continue after the initial services are delivered.
Since July 2015, we have added substantial capabilities to our technology portfolio including: embedded security, with the acquisitions of Lewis Innovative Technologies (“LIT”), custom microelectronics, RF and microwave solutions, and embedded security operations, with the carve-out acquisition from the Microsemi Corporation (the “Carve-Out Business”), The Athena Group, Inc. (“Athena”), Delta Microwave, LLC (“Delta”), and Syntonic Microwave LLC (“Syntonic”); mission computing, safety-critical avionics and platform management with the CES Creative Electronic Systems, S.A. (“CES”), Richland Technologies, L.L.C. (“RTL”), and GECO Avionics, LLC (“GECO”) acquisitions; and rugged servers, computers and storage systems with the acquisitions of Themis Computer (“Themis”) and Germane Systems, LC (“Germane”).
We believe we are the only high-tech commercial company with the technology breadth and depth and the domain expertise to build secure sensor and safety-critical processing mission subsystems. We utilize a framework that we call the six Ss (Silicon, Speed, SWaP, Software, Security, and Safety) to invest in technologies that differentiate our solutions at the subsystem level:
•Silicon. We believe we are a leading conduit for commercial silicon innovation into the aerospace and defense market. We work directly with silicon level technology providers as they target their products toward the defense market.
•Speed. We believe we have the highest performing processing capability in the defense electronics industry. We also have some of the highest performing broadband RF capability targeting EW applications.
•SWaP. We have some of the best size, weight, power and cooling capabilities that ensure that our technology is able to run at the highest performance as well as the advanced ruggedization that is required to ensure that these technologies are able to operate consistently and effectively in the harsh environments in which they are required to operate.
•Software. We have some of the industry’s most advanced open middleware that allows our customers a very low risk integration approach to port their applications on top of our hardware platforms. Our investment in multiple generations of technology provides significant protection for our customers and their applications as we can move from one generation of processing technology to the next without our customers needing to rewrite their applications.
•Security. We have some of the industry’s most advanced embedded security capabilities. This is an important set of technologies and capabilities to differentiate us from our competitors.
•Safety. We have the capability to build avionics subsystem solutions up to the highest safety design assurance levels (“DAL-A”), which is critical for both commercial and military aircraft operating in civilian airspace.
Our Solutions and Products
Hardware Products
We offer a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing, image processing and command and control applications. To maintain a competitive advantage, we seek to leverage technology investments across multiple product lines and product solutions. Examples of hardware products include small, custom microelectronics, embedded sensor processing subsystems, RF and microwave components, modules, and subsystems, rugged servers, and avionics mission computers.
Our hardware products are typically compute-intensive and require extremely high bandwidth and high throughput. These systems often must also meet significant SWaP constraints for use in aircraft, unmanned aerial vehicles (“UAVs”), ships and other platforms and be ruggedized for use in harsh environments. They can be used in both commercial aerospace applications, such as transportation, communications, ground radar air traffic control, as well as advanced defense and intelligence applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command, control, communication and information systems, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
We group our hardware products into the following categories:

•
Components. Components include technology elements typically performing a single, discrete technological function, which when physically combined with other components may be used to create a module or subassembly. Examples include but are not limited to power amplifiers and limiters, switches, oscillators, filters, equalizers, digital and analog converters, chips, MMICs (monolithic microwave integrated circuits), and memory and storage devices.

•
Modules and Subassemblies. Modules and subassemblies include combinations of multiple functional technology elements and/or components that work together to perform multiple functions but are typically resident on or within a single board or housing. Modules and subassemblies may in turn be combined to form an integrated subsystem. Examples of modules and subassemblies include but are not limited to embedded processing modules, embedded processing boards, switch fabric boards, high speed input/output boards, digital receiver boards, graphics and video processing and Ethernet and input-output (“I/O”) boards, multi-chip modules, integrated radio frequency and microwave multi-function assemblies, tuners, and transceivers.

•
Integrated Subsystems. Integrated subsystems include multiple modules and/or subassemblies combined with a backplane or similar functional element and software to enable a solution. These are typically but not always integrated within a chassis and with cooling, power and other elements to address various requirements and are also often combined with additional technologies for interaction with other parts of a complete system or platform. Integrated subsystems also include spare and replacement modules and subassemblies sold as part of the same program for use in or with integrated subsystems sold by us.

By providing pre-integrated subsystems to our customers, we enable them to rapidly and cost-effectively port and adapt their applications to changing threats. This approach also saves our customers valuable time and expense, as their costs to integrate modules and components typically minimize the costs of the individual product procurement. This benefit continues over time because we are continually investing research and development into our products. This allows us to provide our customers the latest technologies in our pre-integrated subsystems faster than they can typically do it themselves. We believe this is a better business and technology model to operate within, as it continues to provide value and benefits to us over time.
To address the current challenges facing the warfighter, our government and defense prime contractors, we have developed a new product architecture that supports a more dynamic, iterative, spiral development process by leveraging open architecture standards and leading-edge commercial technologies and products. Our open architecture is carried throughout our entire embedded computing product line from the very small form-factor subsystems to the high-end, where ultimate processing power and reliability is of paramount importance to the mission. Our commercially-developed hardware and software product capabilities cover the entire Intelligence, Surveillance and Reconnaissance (“ISR”) spectrum from acquisition and digitization of the signal, to processing of the signal, through the exploitation and dissemination of the information. We work continuously to improve our hardware technology with an eye toward optimization of SWaP demands.
We use the latest Intel® server-class processing products as well as GPU products in our embedded high-performance processing technologies. While this multi-computing and embedded processing technology is one of our core skills, the SWaP constraints that are encountered in connection with the high-performance embedded processing applications create unique challenges. For example, to deal with the heat build-up involved in small subsystems, we introduced a key technology called Air-Flow-By™ that enables previously unattainable levels of processing power within a small footprint by effectively removing heat so the server-class processors can perform at maximum designed power limits. In rugged environments where air is limited, such as high-altitude operations, our Liquid-Flow-By™ technology has been successfully customer tested allowing maximum server-class processor performance. These innovative cooling techniques allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and EW capabilities in military platforms.
Embedded systems security has become a requirement for new and emerging military programs, and our security solutions are a critical differentiator from our traditional competition. Our security solutions, combined with our next-generation secure Intel® server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements. Finally, our built-in security framework creates higher product differentiation, drives greater program velocity, while lowering risk.
Open Standards Support
Mercury has a long history of driving modular open systems architectures and has remained committed to creating, advancing, and adopting open standards for all our products, from our smallest components and connectors to our largest, high-performance, integrated multi-computer systems. With thirty-five years of technology leadership within the high-performance embedded computing industry, we have pioneered or contributed to the development of many of the defense industry’s current and emerging open standards, including standards such as RACEway, RapidIO, VXS, VPX, REDI and notably OpenVPX. These open standards allow system integrators to benefit from the interoperability of modules produced by multiple vendors. We also continue to be influential in the industry-standard organizations associated with our market segments. As a member of the VMEbus International Trade Association (“VITA”), the Sensor Open Systems Architecture (“SOSA”) initiative, the Future Airborne Capability Environment (“FACE”) consortium, and the Vehicular Integration for C4ISR/EW Interoperability (“VICTORY”) consortium, among other standards bodies, Mercury is helping to guide the defense industry toward greater openness and vendor interoperability, consistent with the DoD’s focus on using modular open systems architectures (“MOSA”) in major programs.
Software Products
We design, market and sell complete software and middleware environments to accelerate development and execution of complex signal and image processing applications on a broad range of heterogeneous, multi-computing platforms that typically operate in mission-critical settings. Our software suite is based on open standards and includes heterogeneous processor support with extensive highly-optimized math libraries, multi-computing switch fabric support, net-centric and system management enabling services, extended operating system services, board support packages and development tools. This software platform delivers on the performance required for highly tuned real-time operation with the flexibility of open standards that are an essential ingredient of technology insertion and software life-cycle support.
In order to efficiently develop, test and integrate software ahead of hardware availability, we use a model that allows for concurrent engineering internally and with customers to accelerate time to deployment, improve quality and reduce development costs. In most cases, our software products are bundled together with broader solutions including hardware and/or services, while in other cases they are licensed separately. Our software framework enables our customers to easily port their applications to the latest hardware without having to rewrite them, preserving their investment.
Our multi-computer software packages are a key differentiator for our subsystems business. We generally charge a user-based development license fee and bundle software run-time licenses with our hardware. We offer a standards-based software value proposition to our customers and provide this offer through several integrated software packages and service offerings.
For our avionics and safety product offering our BuiltSAFE™ Graphics Suite (“GS”) enables application developers to create content-rich embedded graphics applications and user interfaces for mission and safety-critical systems deployed in aerospace, defense, automotive and industrial environments. Our graphics drivers are certifiable to the highest levels of software criticality recognized by the FAA, EASA, Transport Canada and JAA.
We also design, market and sell software and firmware specifically designed to protect electronic systems that are critical to national security. These capabilities include cryptographic techniques to implement capabilities such as Differential Power Analysis (“DPA”) countermeasures and Physical Unclonable Functions (“PUF”). These products are designed to meet DoD program protection requirements. As multiple technologies are integrated into a secure platform it is essential that common Application Programming Interfaces (“APIs”) and software code have a known and controlled source and can provide clear and known user authentication, information assurance, tamper monitoring and resistance, and secure run-time operation.
Services
As part of our strategy, we are focused on being a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially developed, specialized processing solutions within the markets we serve. We deliver subsystem level engineering expertise as well as ongoing systems integration services addressing our strategy to capitalize on the multi-billion-dollar subsystem market within the defense embedded electronics market segment.
As the U.S. government mandates more outsourcing and open standards, a major shift is occurring within the defense prime contractor community towards procurement of integrated subsystems that enable quick application level porting through standards-based methodologies. We believe that our core expertise in this area is well aligned to capitalize on this trend. By leveraging our open architecture and high-performance modular product set, we provide defense prime contractors with rapid deployment and quick reaction capabilities through our professional services and systems integration offerings. This results in less risk for the defense prime contractors, shortened development cycles, quicker solution deployment and reduced life-cycle costs.
We also offer unique safety-critical engineering service tailored to help our customers achieve their engineering, development, and certification goals for avionics applications.
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

Recent Acquisitions
Since 2011 we have successfully acquired thirteen businesses, successfully completing integration of the earlier acquired business with the integration of the more recent acquisitions progressing well. The ten acquisitions completed since July 1, 2015 are described below.
Acquisition of Lewis Innovative Technologies, Inc.
In December 2015, we acquired LIT. Embedded systems security has become a requirement for new and emerging military programs, and LIT’s security solutions significantly extend our capabilities and leadership in secure embedded computing, a critical differentiator from our traditional competition. LIT’s solutions, combined with our next-generation secure Intel® server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements.
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
The addition of CES added important and complementary capabilities in mission computing, safety-critical avionics and platform management that are in demand from our customers. The new capabilities also substantially expanded our addressable market into commercial aerospace, defense platform management, C4I and mission computing markets that are aligned to our existing market focus. CES also expanded our international presence and gives us better access to non-U.S. markets. Like Mercury, CES has exceptional technology, solid engineering talent and strong leadership, so we believe there is an excellent fit strategically, culturally and operationally between the CES business and Mercury.
Acquisition of Delta Microwave, LLC
In April 2017, we acquired Delta. Based in Oxnard, California, Delta is a leading designer and manufacturer of high-value RF, microwave and millimeter wave sub-assemblies and components for the military, aerospace, and space markets.
The acquisition of Delta is an excellent fit for our market and content expansion strategy. Delta’s strengths in high-power, high-frequency active and passive microwave components and sub-assemblies - particularly in GaN solid-state power amplifiers. These new capabilities added scale and breadth to our existing RF, microwave and millimeter wave portfolio, expanded our addressable market into satellite communications, datalinks and space launch - markets that are well-aligned with our existing market focus - and deepened our penetration into our core radar, EW, and precision-guided munitions markets.
Additionally, Delta has a strong position on a number of franchise U.S. and international defense programs such as F-35, Paveway, MALD, and Rivet Joint that complement our presence. Delta has strong relationships with space Original Equipment Manufacturers (“OEM”), supplying future manned spaceflight missions as well as military and commercial satellite programs, representing a new growth area for Mercury.
Acquisition of Richland Technologies L.L.C.
In July 2017, we acquired RTL. Based in Duluth, Georgia, RTL specializes in safety-critical and high integrity systems, software, and hardware development as well as safety-certification services for mission-critical applications. In addition, RTL is a leader in safety-certifiable embedded graphics software for commercial and military aerospace applications. The acquisition complements our acquisition of CES in November 2016 by providing additional capabilities in safety-critical markets as well as the opportunity to leverage RTL’s U.S. presence and expertise. Together, the RTL and CES acquisitions position us uniquely as a leading provider of secure and safety-critical processing subsystems for aerospace and defense customers.
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
Acquisition of Themis Computer
In February 2018, we acquired Themis. Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets. The Themis acquisition represented our first acquisition in the rugged server domain. Themis allowed us to expand our presence in the command, control and intelligence (“C2I”) market on existing platforms such as Aegis through the Common Processing System (“CPS”) and CDS programs. Themis also added new ground platforms to our program portfolio, such as WIN-T.
The acquisition of Themis represented an important platform acquisition for us in the rugged server domain and lead to the subsequent acquisition of Germane in July 2018.
Acquisition of Germane Systems, LC
In July 2018, we acquired Germane. Based in Chantilly, Virginia, Germane is a leading provider of rugged servers for C2I applications, which we combined with our February 2018 acquisition of Themis. The acquisition of Germane provided an east coast presence for our rugged server platform and added important new subsurface programs, such as Acoustic Rapid Commercial-off-the-Shelf Insertion (“ARCI”) and Submarine Warfare Federated Tactical Systems (“SWFTS”), and airborne programs, such as KC-46 and P-8.
Themis and Germane have a highly complementary market focus and a strategic program portfolio with programs spanning from airborne to ground to undersea. We intend to drive incremental growth combining the Themis and Germane channels, particularly where the government has authority over compute architecture. With our existing processing and embedded security capabilities, we can increase value-add and content expansion opportunities by adding security, storage and other technologies and capabilities to the Themis and Germane solution sets, providing the end-customer with a variety of offerings to suit the customer’s processing, security and budget requirements. These two acquisitions further provide us with opportunities to rationalize product portfolio and costs in order to optimize operations, improve competitiveness and achieve cost synergies.
Acquisition of GECO Avionics, LLC
In January 2019, we acquired GECO. Based in Mesa, Arizona, GECO has over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions. GECO’s DO-254-certified hardware solutions include mission processors, airborne displays, video processing and aviation networking. GECO also specializes in DO-178 avionics software design up to DAL-A. GECO’s technologies are deployed on numerous military platforms such as the AH-64 Apache attack helicopter and the KC-46A Pegasus widebody multirole tanker, among others.
The GECO acquisition complements our acquisitions of CES in November 2016 and RTL in July 2017 by providing additional capabilities in safety-critical markets as well as the opportunity to leverage RTL’s and GECO’s U.S. presence and expertise. Together, the RTL, CES and GECO acquisitions position us uniquely as a leading provider of secure and safety-critical processing subsystems for aerospace and defense customers. These new capabilities enhance our market penetration in commercial aerospace, defense platform management, C4I and mission computing—markets that are very closely aligned with our existing market focus.
Acquisition of The Athena Group, Inc.
In April 2019, we acquired Athena. Based in Gainesville, Florida, Athena is a leading provider of cryptographic and countermeasure IP vital to securing defense computing systems. A world leader in DPA countermeasure technology, Athena offers a complete portfolio of provable DPA-resistant solutions. Athena’s sophisticated patented technologies meet mandated DoD requirements and mitigate reverse engineering attempts on mission-critical systems. Embedded in millions of ASIC and next-generation FPGA devices, Athena’s solutions are designed to solve today’s toughest security obstacles, enabling key applications such as artificial intelligence, mobile communications and cloud computing.
Athena’s security solutions significantly extended our capabilities and leadership in secure computing. Athena’s solutions, combined with our next-generation secure Intel® server-class product line, rugged server product line, and custom microelectronics capabilities, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements.

Acquisition of Syntonic Microwave LLC
In April 2019, we acquired Syntonic. Based in Campbell, California, Syntonic is a leading provider of advanced synthesizers, wideband phase coherent tuners and microwave converters optimized for signals intelligence and electronic intelligence applications demanding frequency coverage up to 40 GHz with 2 GHz instantaneous bandwidth. To address the rapidly evolving needs across the defense industry, the entire Syntonic product portfolio was designed for modularity, configurability and rapid prototyping in order to deliver unparalleled performance for next-generation EW applications.
Syntonic’s capabilities are highly complementary with our existing portfolio of analog-to-digital, digital-to-analog conversion products and other embedded sensor processing products and strengthen our ability to meet current and emerging technical challenges in EW and Signals Intelligence (“SIGINT”) domains.
Pending Acquisition of American Panel Corporation
On July 30, 2019, we announced the execution of a purchase agreement to acquire American Panel Corporation (“APC”). The acquisition is expected to close in the first quarter of fiscal 2020. Based in Alpharetta, Georgia, APC is a leading innovator in flat panel display technology deployed on a wide range of defense and commercial aviation platforms. The APC acquisition will be our first in the rugged displays domain. Our previous acquisitions of CES, RTL and GECO focused on providing highly specialized, safety-certifiable avionics processing capabilities. APC complements these capabilities by providing very advanced, ruggedized displays for the military aerospace, ground vehicle and commercial aerospace markets.
Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed and manufactured secure sensor and safety-critical mission processing capabilities for critical aerospace, defense and intelligence applications. Historically, our primary market has been centered on bringing commercially available technologies to the defense sector, specifically C4I systems, sensor processing and EW systems; and commercial markets, which include commercial aerospace communications and other commercial computing applications. We believe we are well-positioned in growing sustainable market segments of the defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the Carve-Out Business, Delta and Syntonic further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES, RTL, and GECO acquisitions provided us new capabilities that substantially expanded our addressable market into commercial aerospace, defense platform management and mission computing markets that are aligned to our existing market focus. The additions of Themis and Germane provided us with new capabilities and positioned us with a significant footprint within the C2I rugged server business. Our organic investments as well as the acquisitions of LIT, the Carve-Out Business, and Athena added to our portfolio of embedded security products that can be leveraged across our business. Finally, our CES addition, due to its location in Geneva, is helping to open more opportunities in international markets.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:

•
The aerospace and defense electronics market is expected to grow in 2019 and beyond. According to Renaissance Strategic Advisors (“RSA”), the global aerospace and defense electronics market is estimated to be $125 billion in 2019, growing to $151 billion by 2023. Within this global market, RSA estimates that the U.S. defense electronics market will be approximately $69 billion in 2019, growing to $85 billion in 2023. The aerospace and defense electronics marketplace consists of two primary subsegments: (i) C4I and (ii) sensor and effector mission systems. C4I encompasses platform and mission management, which include avionics and vetronics, C2I, which includes command and control and intelligence, and dedicated communications processing. Sensor and effector mission systems are primarily different types of sensor modalities such as EW, radar, EO/IR, and acoustics as well as weapons systems such as missiles and munitions. Within the tier 2 C4I market in which we participate, RSA estimates the market for 2019 to be $6.7 billion for platform and mission management, $8.1 billion for C2I, and $8.2 billion for dedicated communications. RSA estimates the compound annual growth rate (“CAGR”) from 2018-2023 for these markets to be 6.5% for platform and mission management, 6.2% for C2I, and 5.8% for dedicated communications. Within the tier 2 sensor and effector mission systems market in which we participate, RSA estimates the market for 2019 to be $4.5 billion for EW, $5.1 billion for radar, $1.9 billion for EO/IR, $1.2 billion for acoustics, and $3.1 billion for weapons systems. RSA estimates the 2018-2023 CAGR for these markets to be 5.2% for EW, 6.2% for radar, 6.5% for EO/IR, 6.5% for acoustics, and 8.1% for weapons systems. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the C4ISR, EW, guided missiles and precision munitions, and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome. We expect to continue our above industry-average growth.

•
The rapidly expanding demand for tactical ISR is leading to significant growth in sensor data being generated, leading to even greater demand for the capability of our products to securely store and process data onboard platforms. An increase in the prevalence and resolution of ISR sensors is generating significant growth in the associated data that needs to be stored and turned into information for the warfighter in a timely manner. In addition, several factors are driving the defense and intelligence industries to demand greater capability to collect, store, and process data onboard the aircraft, UAVs, ships and other vehicles, which we refer to collectively as platforms. These factors include the limited communications bandwidth of existing platforms, the need for platforms that can operate more autonomously and possibly in denied communications environments, the need for platforms with increased persistence to enable them to remain in or fly above the battlefield for extended periods, and the need for greater onboard processing capabilities. In addition, the advent of sophisticated AI algorithms is beginning to revolutionize the ability of sensor processing systems to intelligently and efficiently process and act upon these large data sets. Standard computing architectures and computing platforms currently do not offer the level of performance needed to optimize existing AI algorithms, creating an additional opportunity for advanced processing capabilities onboard the platform.

•
Rogue nations’ missile programs and threats from peer nations are causing greater investment in advanced new radar, EW and ballistic missile defense capabilities. There are a number of new and emerging threats, such as peer nations developing stealth technologies, including stealth aircraft, new anti-ship ballistic missiles and a variety of other advanced missile capabilities. Additionally, U.S. armed forces require enhanced signals intelligence and jamming capabilities. In response to these emerging threats, we have participated in key DoD programs, including Aegis, Patriot, SEWIP, a large ground-based radar, F-22, Raptor, F-35 Joint Strike Fighter and upgrade programs for the F-15 and F-16.

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

•
Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies and we believe that prime contractor outsourcing is our largest secular growth opportunity. RSA estimates that in 2019 the U.S. defense tier 2 embedded computing and RF market addressable by suppliers such as Mercury is approximately $19 billion. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. On a global basis the tier 2 embedded computing and RF market in 2019 is estimated by RSA to be $39 billion. The U.S. government is intensely focused on making systems more affordable and shortening their development time. In addition, the U.S. government is challenging defense prime contractors to leverage commercial technology wherever possible. This trend, along with a scarcity of technical and engineering talent in the market, is causing defense prime contractors to outsource to companies like Mercury, which we believe is our largest secular growth opportunity. As a company that provides commercial items to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. Several factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities and solutions, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.

•
DoD security and program protection requirements are creating new opportunities for domestic sourcing and our advanced secure processing capabilities. The government is focused on ensuring that the U.S. military protects its defense electronic systems and the information held within them from nefarious activities such as tampering, reverse engineering, and other forms of advanced attacks, including cyber. The requirement to add security comes at a time when the commercial technology world continues to offshore more of the design, development, manufacturing, and support of such capabilities, making it more difficult to protect against embedded vulnerabilities, tampering, reverse engineering and other undesired activities. The DoD has a mandate to ensure both the provenance and integrity of the technology and its associated supply chain. These factors have created a unique opportunity for us to expand beyond sensor processing into the provision of technologies ranging from advanced secure processing subsystems to miniaturized custom microelectronics devices and capabilities for other on-board critical computing applications designed, developed, manufactured, and supported in the U.S.A. In addition, advanced systems sold to foreign military buyers also require protection so that the technologies, techniques and data associated with them do not become more widely available, which further enhances our market opportunity.

Our Competitive Strengths
We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:

•
Subsystem Solutions Provider for the C4ISR and EW Markets. Through our commercially developed, specialized processing subsystem solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate subsystem-level capabilities allows us to provide solutions that most effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and AI processing onboard the platform. We leverage our deep expertise in embedded multicomputing, embedded sensor processing, with the addition of our RF microwave and millimeter subsystems and components, along with strategic investments in research and development to provide solutions across the sensor processing chain.

•
Diverse Mix of Stable, Growth Programs Aligned with DoD Funding Priorities. Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, guided missiles and precision munitions, airborne reconnaissance, EW, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, Patriot missile, SEWIP, and Paveway. In addition, we consistently leverage our technology and capabilities across multiple programs, providing significant operating leverage and cost savings. Our recent acquisitions allow us to participate in a broader array of programs, many with key strategic customers of ours.

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

Our strengths in this area include our position as an early and leading advocate for OSA in defense, offering Intel® server class processing form factors across 3/6U OpenVPX, ATCA and rack-mount architectures, and high density, secure solutions across multiple hardware architectures to seamlessly scale to meet our customers’ SWaP requirements. In addition, we have a 30-year legacy of system management and system integration expertise that allows us to reduce technical risk, while improving affordability and interoperability. Our system integration expertise is a cornerstone in helping us support our customers in deploying pre-integrated, OSA subsystems.
As more commercial technology companies move the design, development, manufacturing, and support of their technologies offshore, the DoD is looking to domestic technology providers to develop a sustainable, U.S.-based trusted supply chain. Over the several years we have been building out our capacity for domestic manufacturing through our Advanced Microelectronics Centers (“AMCs”). These facilities provide significant scale and capacity for our defense prime customers, who have been increasingly willing to outsource to partners with the scale needed to meet large program production requirements. In addition, our Phoenix, Arizona AMC is a Defense Microelectronics Activity (“DMEA”)-certified, trusted manufacturing facility, which represents a significant competitive advantage. Our Phoenix AMC also includes a surface mount technology manufacturing capability which we refer to as our U.S. Manufacturing Operations (“USMO”).

•
We provide advanced, integrated security features for our products and subsystems, addressing an increasingly prevalent requirement for DoD program security. We offer secure processing expertise that is built-in to our pre-integrated subsystems. By doing this we are able to provide secure building blocks that allow our customers to also incorporate their own security capabilities. This assists our customers in ensuring program protection as they deploy critical platforms and programs, all in support of DoD missions. The acquisition of the Carve-Out Business brought us new security technologies and also allowed us to provide enhanced security capabilities in areas such as memory and storage devices. Our acquisitions of the Carve-Out Business, LIT, and Athena also added to our portfolio of sophisticated firmware and software specifically designed to secure microelectronic devices that can be leveraged across our product portfolio.

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

•
We have invested in advanced, domestic design and manufacturing capabilities. Over the past several years we have prioritized investments to build our internal capabilities and capacity for defense electronics design and manufacturing in the U.S. These investments include the consolidation of a number of sub-scale microelectronics manufacturing facilities into our modern AMCs as well as the establishment of our USMO in Phoenix, Arizona. In addition to the consolidation of facilities into scalable engineering and manufacturing centers of excellence, we have made the necessary investments to outfit these facilities with modern, scalable, and redundant tools and equipment to promote quality, efficiency, throughput, and redundancy. In addition we invested in our information technology (“IT”) infrastructure and business systems to meet Defense Federal Acquisition Regulation Supplement (“DFARS”) requirements for cybersecurity. These investments taken together are intended to demonstrate our commitment to meeting DoD expectations for a trusted and secure defense industrial base. Our AMCs in Hudson, New Hampshire, West Caldwell, New Jersey, Oxnard, California, Huntsville, Alabama and Phoenix, Arizona are strategically located near key customers and are purpose-built for the design, build and test of RF components and subsystems in support of a variety of key customer programs. Our USMO is built around scalable, repeatable, secure, affordable, and predictable manufacturing. The USMO is a DMEA certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The USMO is designed for efficient manufacturing, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.

•
Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our customers include Airbus, BAE Systems, Boeing, General Atomics, General Dynamics, L3Harris Technologies, Leonardo, Lockheed Martin, Northrop Grumman, and Raytheon. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that our recently acquired businesses have with many of the same customers.

•
Proven Management Team. Our senior management team has developed a long-term compelling strategy for the aerospace and defense markets. Our senior management team has a history of identifying and evaluating successful business acquisition opportunities, performing in-depth due diligence, negotiating with owners and management, structuring, financing, and closing transactions and then integrating the acquired business resulting in the creation of synergies and enhanced overall returns. Having completed these critical steps with a senior management team with significant experience in growing, scaling and acquiring businesses, we believe that we have demonstrated our operational capabilities and we are well-positioned to continue growing and scaling our business.

•
Leading M&A Origination and Execution Capability. We have a strong track-record of identifying and executing strategic acquisitions. Since July 1, 2015 we have acquired ten businesses, successfully completing integration of the earlier acquired businesses with the integration of the more recent acquisitions progressing well, which are strategically aligned with Mercury. We have established an internal team that brings decades of experience across more than 100 transactions. We have developed internal processes to identify and source strategic acquisitions on a proprietary basis. A number of our acquisitions have been sourced on a proprietary basis and negotiated directly with owners. In addition, we have developed relationships with a number of investment banks and other sell-side advisors, as well as a reputation as a preferred acquirer, which allow us access to targeted or widely-marketed M&A processes. Our internal capabilities include financial, legal, and other transaction diligence, deal valuation, and deal negotiations. Where appropriate, we leverage third party advisors to supplement our internal diligence. We have a proven ability to execute numerous transactions simultaneously effectively and efficiently.

•
Proven M&A Integration Capability. We have developed the internal processes and capability to integrate acquired businesses to deliver value through revenue and cost synergies. We leverage our common cultures and values as well as common processes, business systems, tools, channels and manufacturing infrastructure to accelerate growth and improve profitability in our acquired businesses.

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
Research and Product Development
Our R&D efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in mission, signal and image processing. Our R&D goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Expenditures for research and development amounted to $68.9 million, $58.8 million, and $54.1 million in fiscal 2019, 2018, and 2017, respectively. As of June 30, 2019, we had 551 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.

Manufacturing
The majority of our sales are produced in AS9100 quality system-certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, and RF and microwave components and subsystems.
Our Phoenix, Arizona AMC manufactures our custom microelectronics products in an AS9100 quality system-certified facility. Our Phoenix, Arizona facility also contains our USMO, which is a DMEA-certified trusted manufacturing facility and is primarily focused on advanced secure system-on-chip design, assembly, packaging, and test. Our Oxnard and Camarillo, California facilities manufacture radio frequency and microwave products in AS9100 quality system-certified facilities. Our Cypress, California, West Lafayette, Indiana, and Huntsville, Alabama facilities are AS9100 quality systems-certified facilities as well. Our Fremont, California facility is ISO 9001:2015 quality systems certified. Our Chantilly, Virginia facility is AS9100 quality systems-certified. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 quality systems certified facilities. Our Andover, Massachusetts facility is also a DMEA-certified trusted design facility and is primarily focused on advanced security features for the processing product line. Our Geneva, Switzerland facility, the headquarters of Mercury Systems’ European operations, provides electronic design and manufacturing, maintenance and support services and is AS9011 quality systems certified. Our Silchester, England facility provides engineering, development and integration services and is AS9100 quality systems certified.
We rely on both vertical integration and subcontracting to contract manufacturers to meet our manufacturing needs. Our USMO and Geneva facilities have the manufacturing capabilities to complete the assembly and testing for certain of our embedded multi-computing products. We subcontract as needed a portion of the assembly and testing for our other embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. Our printed circuit board assemblies and chassis subsystems' manufacturing operations also consist of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). Our vertically integrated subsystem product solutions rely on strong relationships with strategic suppliers to ensure on-time delivery and high quality products. We manage supplier performance and capability through quality audits and stringent source, incoming and/or first article inspection processes. We have a comprehensive quality and process control plan for each of our products, which include an effective supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
Our AMC in Phoenix, Arizona is built around scalable, repeatable, secure, affordable, and predictable manufacturing. The USMO is designed for efficient manufacturing, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness. The Phoenix AMC also provides manufacturing and assembly for SWaP-optimized multi-chip modules and system-in-package devices. We combine surface-mount, flip chip, die attach, wire bond and rugged 3D packaging on the same devices to provide a swap-optimized solution for our customers.
The Hudson, New Hampshire, West Caldwell, New Jersey, and Oxnard, California facilities are specifically aimed at providing scalable manufacturing within our critical RF and microwave businesses. We leverage best practices in design, development, manufacturing and materials handling at these Advanced Microelectronics Centers. These facilities include the design, build and test of both RF and microwave components and subsystems in support of a variety of key customer programs.
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
Intellectual Property and Proprietary Rights
As of June 30, 2019, we held 85 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.

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
Mercury Systems, Innovation that Matters, Armor, ASSURE-Stor, EchoCore, Echotek, Ensemble, MultiCore Plus, NanoATR, NanoPAK, NanoSWITCH, PowerBlock, PowerStream, RACE, RACE Series, Race++ Series, Themis, TRRUST-Stor, and TRRUST-Purge are registered trademarks; and Air Flow-By, BuiltSAFE, BuiltSECURE, CANGuard, CodeSEAL, EnforcIT-S, EnsembleSeries, EnterpriseSeries, Liquid Flow-By, OpenRFM, POET, SecureBootFPGA, SpectrumSeries, and WhiteboxCRYPTO are trademarks of Mercury Systems, Inc. OpenVPX is a trademark of the VMEbus International Trade Association. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.
Backlog
As of June 30, 2019, we had a backlog of orders aggregating approximately $625.4 million, of which $451.2 million is expected to be delivered within the next twelve months. As of June 30, 2018, backlog was approximately $447.1 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders.
Employees
At June 30, 2019, we employed a total of 1,661 people excluding contractors, including 551 in research and development, 136 in sales and marketing, 737 in manufacturing and customer support and 237 in general and administrative functions. We have 115 employees located in Europe, eight located in Canada, and one located in Japan, and 1,537 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good. We also use contractors on an as-needed basis.
Customers
Our revenues are concentrated in two defense prime contractors including Lockheed Martin and Raytheon for the years ended June 30, 2019, 2018 and 2017. These two defense prime contractors comprised an aggregate of 37%, 38% and 36% of our revenues in each of the years ended June 30, 2019, 2018 and 2017, respectively. While sales to each of these customers typically compose 10% or more of our revenue, the sales to these customers are spread across multiple programs and platforms.
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
Sales of our products and related services, primarily as an indirect subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 95%, 96%, and 96% of our total net revenues in fiscal 2019, 2018, and 2017, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. During fiscal 2014, gridlock in Congress, a continuing budget resolution, and the implementation of defense budget sequestration impacted our revenues and increased uncertainty in our business and financial planning. For fiscal 2020 and beyond, the potential for further gridlock in Congress, another continuing budget resolution, or the defense industry operating under sequestration could adversely impact our revenues and increase uncertainty in our business and financial planning. In addition, delays in the funding for new or existing programs, or in defense appropriation generally could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.
Economic conditions could adversely affect our business, results of operations, and financial condition.
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
Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, and political conditions. Increased federal budget deficits could result in reduced Congressional appropriations, such as defense budget sequestration, for the defense programs that use our products and services. Reduced baseline defense budgets could reduce the number of funded programs in which we participate. In addition, the effects of any U.S. Federal government shutdown or extended continuing resolution could potentially reduce or delay the demand for our products. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.
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

•
Our contracts with the U.S. and foreign governments and their defense prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitle us to recover costs incurred, settlement expenses, and profit on work completed prior to termination, but there can be no assurance in this regard.

•
Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level.  In addition, in the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. In addition, we may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate on such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. The government’s requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long term revenues.

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

•
We sell many products and services to U.S. and international defense contractors or directly to the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (“FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage under the Cost Accounting Standards (“CAS”), further impacting the commercial operating model and requiring compliance with a defined set of business systems criteria. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts.

•
We are subject to the DFARS, in connection with our defense work for the U.S. government and defense prime contractors. Amendments to the DFARS, such as the DFARS cybersecurity requirements, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements at our Company level and into our supply chain.

•
The U.S. government or a defense prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.

•	The U.S. government or a defense prime contractor customers could require us to enter into cost reimbursable contracts that could offset our cost efficiency initiatives.

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

•
Certain of our employees with appropriate security clearances may require access to classified information in connection with the performance of a U.S. government contract. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor. Further, the Defense Counterintelligence and Security Agency ("DCSA") is transitioning its review of a contractor's security program to focus on the protection of critical unclassified information and assets. Failure to meet DCSA's new, broader requirements could adversely impact the ability to win new business as a government contractor.

•
We may need to invest additional capital to build out higher level security infrastructure at certain of our facilities to capture new design wins on defense programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new design wins on defense programs. In addition, we may need to invest in additional secure laboratory space to integrate efficiently subsystem level solutions and maintain quality assurance on current and future programs.

The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2019, Raytheon accounted for 20% of our total net revenues and Lockheed Martin Corporation accounted for 17% of our total net revenues. In fiscal 2018, both Raytheon and Lockheed Martin Corporation accounted for 19% of our total net revenues. In fiscal 2017, Raytheon accounted for 16% of our total net revenues and Lockheed Martin Corporation accounted for 20% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
Going forward, we believe the SEWIP, Filthy Buzzard, F-35 and a classified radar program could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements, and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings, and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. In addition, customers may decide to insource products that they have traditionally outsourced to us. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. Perceptions of Mercury as a high-cost provider, or as having stale technology could cause us to lose existing customers or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers.
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
Our products for the defense market are often designed for operating under physical constraints such as limited space, weight, and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration, and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. Factors that may increase the acceptability of commodity-type products in some defense platforms that we serve include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of products in a more highly environmentally isolated setting. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.
If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel need, our business could be seriously harmed.
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
Our growth strategy includes developing new products, adding new customers and programs within our existing markets, and entering new markets both domestically and internationally, developing our manufacturing capabilities, as well as identifying and integrating acquisitions and achieving revenue and cost synergies and economies of scale. Our ability to compete in new markets will depend upon a number of factors including, among others:

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
The failure to do any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability, and/or customer support organizations.
Growing our business, in particular by providing services and products such as sophisticated subsystems for major defense programs could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing innovative subsystem level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a subsystem level could result in lost opportunities and revenues. Failure to implement consistent management systems across our entire platform, to increase the level of automation to scale our operations and to establish a uniform program management process for lifecycle management could negatively impact our ability to generate efficiencies to achieve cost reduction objectives.
Future acquisitions may adversely affect our financial condition.
As part of our strategy for growth, we expect to continue to explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us.
Acquisitions may pose risks to our operations, including:

•	problems and increased costs in connection with the integration of the personnel, operations, technologies, IT infrastructure, or products of the acquired businesses;

•	layering of integration activity due to multiple overlapping acquisitions;

•	unanticipated costs;

•	failure to achieve anticipated increases in revenues and profitability;

•	diversion of management’s attention from our organic business;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•
failure to rationalize manufacturing capacity, locations, and operating models to achieve anticipated economies of scale, or disruptions to manufacturing and product design operations during the combination of facilities;

•	failure to rationalize business and information systems and to expand the IT infrastructure and security protocols throughout the enterprise;

•	volatility associated with accounting for earn-outs in a given transaction;

•	entering markets in which we have no, or limited, prior experience;

•	poor export control programs pre-acquisition at acquired companies, which may lead to liabilities for export violation, or impact the business acquired when placed under our export compliance program;

•	potential loss of key employees; and

•	adversely affect our internal control over financial reporting before the acquiree's complete integration into our control environment.
In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing shareholders’ ownership percentages;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms, or not be able to obtain financing on any terms at all;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•
incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or for other purposes.

The failure to successfully integrate any acquisitions in an efficient or timely manner may negatively impact our financial condition and operating results, or we may not be able to fully realize anticipated savings. In addition, our competitors could try to emulate our acquisition strategy, leading to greater competition for acquisition targets and could lead to larger competitors if they succeed in emulating our strategy.
We may not realize the expected benefits, including synergies, of our recent acquisitions of Germane Systems, GECO Avionics, The Athena Group, and Syntonic Microwave, and our pending acquisition of American Panel Corporation, because of integration difficulties and other challenges.
While we expect these acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating such businesses with our existing business. The integration process may be complex, costly and time consuming.
The difficulties of integrating the operations of these companies include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, business systems, information and communications systems, and other infrastructure items;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain key customers;

•	failure to rationalize our supply chain;

•	operating risks inherent in these companies and our organic business;

•	the impact of any assumed legal proceedings;

•	the impact of our export compliance program on these companies;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses, charges, and liabilities related to the acquisitions.
We may not be able to maintain the levels of revenue, earnings, or operating efficiency that we and our recent acquisitions had achieved or might achieve separately. In addition, we may not accomplish the integration of these businesses smoothly, successfully or within the anticipated costs or timeframe. Further, we may incur implementation costs relative to anticipated cost synergies, and our expectations with respect to integration or synergies as a result of these acquisitions may not materialize. Accordingly, you should not place undue reliance on any anticipated synergies.
The market price of our common stock may decline as a result of our M&A activity.
The market price of our common stock may decline as a result of our merger and acquisition activity if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of acquired businesses are not realized. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.
We may incur substantial indebtedness.
On September 28, 2018, we amended our existing revolving credit facility (“the Revolver”) to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 28, 2023. At June 30, 2019, we had no outstanding borrowings on the Revolver. The Revolver accrues interest, at our option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage is set at LIBOR plus 1.25% and is established pursuant to a pricing grid based on our total net leverage ratio. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolver, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:

•
making it more difficult for us to satisfy our obligations under our debt instruments, including, without limitation, the Revolver; and if we fail to comply with these requirements, an event of default could result;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•
exposing us to the risk of increased interest rates as certain of our borrowings may have variable interest rates, which could increase the cost of servicing our financial instruments and could materially reduce our profitability and cash flows;

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
In addition, increases in interest rates would increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. While we had no borrowings on our Revolver at June 30, 2019, assuming that we had $100.0 million of floating rate debt outstanding, our annual interest expense would change by approximately $1.0 million for each 100 basis point increase in interest rates.
We may also incur costs related to interest rate hedges, including the termination of any such hedges. At March 31, 2019, we had $276.5 million of borrowings under the Revolver, including $175.0 million that was fixed using an interest rate hedge. During the fourth quarter of fiscal 2019, in conjunction with the net proceeds generated by the follow-on equity offering, we repaid all of our outstanding borrowings on the Revolver, including the $175.0 million with a fixed interest rate, with the termination of the interest rate hedge resulting in $5.4 million in settlement costs.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At June 30, 2019, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $562.1 million and $206.1 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our recent acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers.
Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, Inc., Intel Corporation and Microsemi for Field Programmable Gate Arrays (“FPGA”), On Semiconductor for Application-Specific Integrated Circuits (“ASICs”), Intel Corporation and NXP Semiconductor for processors, Micron Technology, Inc. for specific memory products and in general any sole-source microelectronics suppliers. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors.

We may not be able to effectively manage our relationships with contract manufacturers.
We may not be able to effectively manage our relationship with contract manufacturers, and the contract manufacturers may not meet future requirements for timely delivery. We rely on contract manufacturers to build hardware sub-assemblies for certain of our products in accordance with our specifications. During the normal course of business, we may provide demand forecasts to contract manufacturers up to five months prior to scheduled delivery of our products to customers. If we overestimate requirements, the contract manufacturers may assess cancellation penalties or we may be left with excess inventory, which may negatively impact our earnings. If we underestimate requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipment to customers and revenue recognition. Contract manufacturers also build products for other companies, and they may not have sufficient quantities of inventory available or sufficient internal resources to fill our orders on a timely basis or at all.
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
With the expansion of our product lines in recent years, primarily related to the acquisitions of Athena, Syntonic, GECO and Germane in fiscal 2019, as well as our earlier acquisitions of Themis, RTL, Delta, CES, the Carve-Out Business, LIT, Micronetics, Inc., KOR Electronics, and LNX Corporation, the mix and volume of products that we manufacture in-house has increased. With the building of our Advanced Microelectronics Center in Hudson, New Hampshire and the expansion of our Phoenix, Arizona facility, we are becoming more vertically integrated in our product lines. This vertical integration could lead to higher capital intensity, labor utilization rate volatility which could affect our profitability, and higher fixed costs. Also, the changes to business processes and IT systems required to combine two locations into a single site like our Advanced Microelectronics Center in Oxnard, California may interrupt our operations for a period of time resulting in higher costs, lower revenues and missed opportunities for design wins. In addition, Benchmark Electronics, Inc. notified us in 2016 that they would no longer contract manufacture certain of our digital processing products at their Huntsville, Alabama facility due to internal integration planning at Benchmark. As a result, we began to internally manufacture the impacted Huntsville, Alabama digital processing product line at our Phoenix, Arizona facility. With our build out of the USMO, we are developing a second source for our digital processing product manufacturing needs to complement our contract manufacturing relationship with Benchmark Electronics. With a source of internal manufacturing to meet an increasing portion of our digital processing product manufacturing needs, we will need to effectively manage our relationship with our contract manufacturers to manage our order volumes, scale production to meet volume requirements, and maintain necessary inventory levels.
We are exposed to risks associated with international operations and markets.
We market and sell products in international markets, have established sales offices and subsidiaries in the United Kingdom and Japan and, as part of the acquisitions of CES, RTL, and Themis, we now have manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain, Canada, and France. Revenues from international operations accounted for 8%, 9%, and 7% of our total net revenues in fiscal 2019, 2018, and 2017, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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
With the acquisition of CES in fiscal 2017, we acquired a pension plan (the “Plan”) for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our consolidated balance sheet at June 30, 2019. The funded status may vary from year to year due to changes in the fair value of Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of June 30, 2019, we had a liability of $9.2 million in other non-current liabilities representing the net under-funded status of the Plan.
In addition, we must comply with the Foreign Corrupt Practices Act, or the FCPA and the anti-corruption laws of the countries in which we operate. Those laws generally prohibit the giving of anything of value to win business. The FCPA also generally requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company and prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Under these anti-corruption laws, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of international applicable anti-corruption laws, governmental authorities in the United States or the countries in which we operate could seek to impose civil and criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
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
The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of customers in a timely and adequate manner. In addition, any failure to anticipate or respond adequately to changes in technology, customer preferences, and future order demands, or any significant delay in product developments, product introductions, or order volume, could negatively impact our financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop, or introduce competitive new products on a timely basis, our future operating results may be adversely affected.

Our products are complex, and undetected defects may increase our costs, harm our reputation with customers or lead to costly litigation.
Our products are extremely complex and must operate successfully with complex products of our customers and their other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality and the lapsed time before our products are integrated into our customer's systems increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant warranty costs and costs to support our service contracts and divert the attention of personnel from our product development efforts. Also, hostile third parties or nation states may try to install malicious code or devices into our products or software. Undetected errors may adversely affect our product’s ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for mission-critical applications. Because of this reliance, errors, defects, or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.
We may be unsuccessful in protecting our intellectual property rights which could result in the loss of a competitive advantage.
Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret, and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around our proprietary rights. In addition, we may incur substantial costs in attempting to protect our proprietary rights.
Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently, or otherwise obtain and use information from our supply chain that we regard as proprietary and we may be unable to successfully identify or prosecute unauthorized uses of our technology. Furthermore, with respect to our issued patents and patent applications, we cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents (and patent applications) and other proprietary rights held by us.
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
Our need for continued or increased investment in R&D may increase expenses and reduce our profitability.
Our industry is characterized by the need for continued investment in R&D. If we fail to invest sufficiently in R&D, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with R&D, our operating results could be materially harmed if our R&D efforts fail to result in new products or if revenues fall below expectations. As a result of our commitment to invest in R&D, spending levels of R&D expenses as a percentage of revenues may fluctuate in the future. In addition, defense prime contractors could increase their requirement for sub-contractors, like us, to increase their share in the R&D costs for new programs and design wins.

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
Another factor contributing to fluctuations in our quarterly results is the fixed nature of expenditures on personnel, facilities, and marketing programs. Expense levels for these programs are based, in significant part, on expectations of future revenues. If actual quarterly revenues are below management’s expectations, our results of operations could be adversely affected.
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
We rely on the significant experience and specialized expertise of our senior management, engineering, and operational staff and must retain and attract qualified and highly skilled personnel in order to grow our business successfully.
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
Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate highly skilled managerial and operational personnel on a timely basis as we continue our pace of growth. In addition, our ability to maintain growth as a portion of our workforce nears retirement is dependent upon our ability to adapt to the pending changes in our workforce demographics. If we fail to attract, integrate, and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly. Further, improvements in the economy and labor markets could impact our ability to attract and retain key personnel.
If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication, and other related systems and operations. As we attempt to grow our operations, the potential for particular types of natural or man-made disasters, political, economic, or infrastructure instabilities, or other country- or region-specific business continuity risks increases.
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
We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Most of our facilities maintain a facility security clearance and many of our employees maintain a personal security clearance in order to access sensitive information necessary to the performance of our work on certain government contracts and subcontracts. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract or subcontract, or potentially debarment as a government contractor.
If we suffer any data breaches involving the designs, schematics, or source code for our products or other sensitive information, our business and financial results could be adversely affected.
As a leading commercial provider to critical defense programs, our business may be subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs. Like all DoD contractors that process, store, or transmit controlled unclassified information, we must meet DFARS minimum security standards or risk losing our DoD contracts. We securely store our designs, schematics, and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches from external sources or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involved loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.
The highly-publicized cyberattack on Sony Pictures Entertainment demonstrates the vulnerability of companies to cyberattacks and the severe impact these attacks can have. In addition to the potential costs discussed above, the Sony cyberattack illustrates that such attacks can also damage physical infrastructure (e.g. corrupted servers) and destroy all copies of company intellectual property on a company's network.
We may need to invest in new information technology systems and infrastructure to scale our operations.
We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future business acquisitions. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology and business systems and infrastructure may lead to operational inefficiencies and increased compliance costs and risks. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.
Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Increases in tax rates could impact our financial performance.
From time to time, we are audited by various federal, state, local, and foreign authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local, foreign, and other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with relevant authoritative guidance it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision. Such differences could have an adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position, and/or cash flows for such period. Further, future increases in tax rates may adversely affect our financial results.
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
The Massachusetts Business Corporation Act permits directors to look beyond the interests of shareholders and consider other constituencies in discharging their duties. In determining what the director of a Massachusetts corporation reasonably believes to be in the best interests of the corporation, a director may consider the interests of the corporation's employees, suppliers, creditors, and customers, the economy of the state, the region, and the nation, community and societal considerations, and the long-term and short-term interests of the corporation and its shareholders, including the possibility that these interests may be best served by the continued independence of the corporation. This provision of Massachusetts law could reduce the likelihood that we may be acquired in a transaction that our shareholders consider to be attractive.
Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of fixed-price engagements.
A significant number of our system integration projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We could experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.
The trading price of our common stock may continue to be volatile, which may adversely affect our business, and investors in our common stock may experience substantial losses.
Our stock price, like that of other technology and aerospace and defense companies, can be volatile. The stock market in general and technology companies in particular may continue to experience volatility. The stock prices for companies in the aerospace and defense industry may continue to remain volatile given uncertainty and timing of funding for defense programs. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Market rumors or the dissemination of false or misleading information may impact our stock price. When the market price of a stock has been volatile, holders of that stock will sometimes issue securities class action litigation against the company that issued the stock. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.
We have never paid cash dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.
We have not declared or paid cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business and for future mergers and acquisitions. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Consequently, in the foreseeable future, gains will likely only be experienced from investments in our common stock if the price of our common stock increases. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shares were purchased, and returns may not be realized on investments in our common stock.
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
We may require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. The amount and timing of such additional financing needs will vary principally depending on the timing of new product and service launches, investments, and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a larger credit facility. The sale of additional equity securities or securities convertible into our ordinary shares could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.
Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of technology and aerospace and defense companies;

•	conditions of the United States and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition, and cash flows; and

•	prevailing interest rates.
We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

•	further develop or enhance our customer base;

•	acquire necessary technologies, products, or businesses;

•	expand operations in the United States and elsewhere;

•	hire, train, and retain employees;

•	market our software solutions, services, and products; or

•	respond to competitive pressures or unanticipated capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth our significant properties as of June 30, 2019:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2032
Hudson, NH	121,553	Leased, expiring 2024
Phoenix, AZ	73,729	Leased, expiring 2020
Oxnard, CA	72,673	Leased, expiring 2025
Fremont, CA	53,713	Leased, expiring 2023
Cypress, CA	42,770	Leased, expiring 2021
Chantilly, VA	32,789	Leased, expiring 2025
Mesa, AZ	31,820	Leased, expiring 2022
Geneva, CH	27,287	Leased, expiring 2027
Camarillo, CA	25,017	Leased, expiring 2020
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
Mark Aslett, age 51, joined Mercury in 2007 and has served as the President and Chief Executive Officer and as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications- North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.

Christopher C. Cambria, age 61, joined Mercury in 2016 as Senior Vice President, General Counsel, and Secretary and was appointed Executive Vice President, General Counsel, and Secretary in 2017. Prior to joining Mercury, he was Vice President, General Counsel, and Secretary of Aerojet Rocketdyne Holdings, Inc. from 2012 to 2016 and Vice President, General Counsel from 2011 to 2012. He was with L-3 Communications Holdings, Inc. from 1997 through 2009 serving as Senior Vice President and Senior Counsel, Mergers and Acquisitions from 2006 to 2009, Senior Vice President, Secretary and General Counsel from 2001 to 2006, and Vice President, General Counsel and Secretary from 1997 to 2001. Prior to L-3, Mr. Cambria was an Associate with Fried, Frank, Harris, Shriver & Jacobson and Cravath, Swaine & Moore.
Michael D. Ruppert, age 45, joined Mercury in 2014 as Senior Vice President, Strategy and Corporate Development and in 2017 was named Executive Vice President, Strategy and Corporate Development. In 2018, Mr. Ruppert was appointed the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining Mercury, from 2013 to 2014, Mr. Ruppert was Co-Founder and Managing Partner of RS Partners, LLC, a boutique advisory firm focused on the aerospace & defense industries. Prior to that, he was a Managing Director at UBS Investment Bank where he led the defense investment banking practice from 2011 to 2013. Mr. Ruppert also held positions in the investment banking divisions at Lazard Freres & Co from 2008 to 2011 and at Lehman Brothers from 2000 to 2008.
Didier M.C. Thibaud, age 58, joined Mercury in 1995, and has served as our Executive Vice President, Chief Operating Officer since 2016. He served as the President of our Mercury Commercial Electronics business unit from 2012 to 2016 and the President of our Advanced Computing Solutions business unit from 2007 to 2012. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2019 Fourth quarter	$79.83	$63.39
Third quarter	$67.85	$43.01
Second quarter	$55.82	$41.16
First quarter	$57.26	$37.55
2018 Fourth quarter	$49.35	$30.11
Third quarter	$52.59	$41.64
Second quarter	$55.00	$47.69
First quarter	$52.00	$39.96
As of July 31, 2019, we had 359 record shareholders and 33,878 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended June 30, 2019:

Period of Net Share Settlement	Total Number of Shares Net Settled (1)	Average Price Per Share
July 1, 2018 - September 30, 2018	136	$49.30
October 1, 2018 - December 31, 2018	4	$49.62
January 1, 2019 - March 31, 2019	9	$58.96
April 1, 2019 - June 30, 2019	7	$70.78
Total	156
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
Share Repurchase Plans
During fiscal 2019, we had no active share repurchase programs.
Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement for the Shareholders Meeting.

ITEM 6.	SELECTED FINANCIAL DATA
The following table summarizes certain historical consolidated financial data, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	For the Years Ended June 30,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Net revenues	$654,744	$493,184	$408,588	$270,154	$234,847
Income from operations	$76,584	$46,985	$37,403	$23,973	$18,355
Net income (1)	$46,775	$40,883	$24,875	$19,742	$10,369
Adjusted EBITDA(2) (3)	$145,326	$114,567	$92,575	$56,137	$43,628
Adjusted EPS(2)	$1.84	$1.42	$1.15	$0.96	$0.82
Net earnings per share:
Basic	$0.98	$0.88	$0.59	$0.58	$0.45
Diluted	$0.96	$0.86	$0.58	$0.56	$0.44

	As of June 30,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Working capital	$484,140	$260,063	$173,351	$177,748	$142,472
Total assets	$1,416,977	$1,064,480	$815,745	$736,496	$386,880
Long-term obligations	$34,206	$220,909	$17,483	$195,808	$3,457
Total shareholders’ equity	$1,284,739	$771,891	$725,417	$473,044	$350,138

(1)
Fiscal year 2015 net income of $10.4 million includes a $4.0 million impact from discontinued operations. Net income from continuing operations for the fiscal year ended June 30, 2015 was $14.4 million.

(2)
In our periodic communications, we discuss key measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), adjusted EBITDA and adjusted EPS. Adjusted EBITDA is defined as net income before other non-operating adjustments, interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based and other non-cash compensation expense. We define adjusted income, a non-GAAP financial measure, as net income before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based and other non-cash compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS, a non-GAAP financial measure, expresses adjusted income from continuing operations on a per share basis using weighted average diluted shares outstanding. We use adjusted EBITDA and adjusted EPS as important indicators of the operating performance of our business. We use adjusted EBITDA and adjusted EPS in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining the portion of bonus compensation for executive officers and other key employees based on operating performance, evaluating short-term and long-term operating trends in our operations and allocating resources to various initiatives and operational requirements. We believe that adjusted EBITDA and adjusted EPS permit a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without any correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because it allows investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our adjusted EBITDA and adjusted EPS are valuable indicators of our operating performance.

Adjusted EBITDA and adjusted EPS are non-GAAP financial measures and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the adjusted EBITDA and adjusted EPS financial adjustments described above, and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EBITDA to net income and reconciliation of net income and diluted EPS, to adjusted income and adjusted EPS.

(3)
As of July 1, 2018, the Company has revised its definition of adjusted EBITDA to incorporate other non-operating adjustments, net, which includes gains or losses on foreign currency remeasurement and fixed assets sales and disposals among other adjustments. Adjusted EBITDA for prior periods has been recast for comparative purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, Federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to interest rate swaps or other cash flow hedging arrangements, changes to cybersecurity regulations and requirements, changes in tax rates or tax regulations, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is a leading commercial provider of secure sensor and safety-critical mission processing subsystems. Headquartered in Andover, Massachusetts, we deliver solutions that power a broad range of critical aerospace, defense and intelligence programs, configured and optimized for mission success in some of the most challenging and demanding environments. Our innovative next-generation defense electronics business model is designed to meet the industry’s current and emerging technology and business needs by delivering affordable state-of-the-art solutions, rapid time-to-value, service and support to our defense prime contractor customers. Our products and solutions have been successfully deployed in more than 300 programs with over 25 different defense prime contractors, a testament to our deep domain expertise and culture of innovation.
Our unique capabilities, technology and R&D investment strategy combine to differentiate Mercury in our industry. Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies and subsystems. We maintain our technological edge by investing in critical capabilities and IP (or “building blocks”) in processing and RF, leveraging open standards and open architectures to quickly adapt those building blocks into solutions for highly data-intensive applications for the sensor processing chain, all the way from the sensor to the network. This can encompass multiple sensor and mission processing functions - including emerging needs in artificial intelligence (“AI”). We leverage the Company’s building blocks to design, build and manufacture integrated sensor processing subsystems - often including classified application-specific software and IP - for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare (“EW”) markets. These subsystems are deployed by our customers - defense and commercial aerospace companies, defense prime contractors and the U.S. Department of Defense (“DoD”) - in a variety of mission-critical applications. An important component of adapting these technologies and IP for these applications is our investment in specialized packaging, ruggedization and cooling to address size, weight and power (“SWaP”) challenges. These investments, coupled with our domestic design, development, and manufacturing capabilities in mission computing, safety-critical avionics and platform management solutions; and RF, microwave and millimeter wave components and subsystems brings significant domain expertise to our customers.
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
As of June 30, 2019, we had 1,661 employees. During fiscal 2018, the growth in our headcount resulted in us exceeding the threshold for qualifying as a “small business” for government contract purposes. The revenues received as a result of small business set aside funding are not considered material.
Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for fiscal 2019 were $654.7 million, $113.3 million, $46.8 million, $0.96, $1.84 and $145.3 million, respectively. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted EPS, and adjusted EBITDA for fiscal 2018 were $493.2 million, $59.7 million, $40.9 million. $0.86, $1.42 and $114.6 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
BUSINESS DEVELOPMENTS:
FISCAL 2019
On May 20, 2019, we announced the commencement of an underwritten public offering of our common stock, par value $0.01 per share. On May 31, 2019 we closed the offering, including the full over-allotment allocation, selling an aggregate of 6.9 million shares of common stock at a price to the public of $69.00 for total net proceeds of $454.3 million.
On April 18, 2019, we acquired The Athena Group, Inc. (“Athena”) and Syntonic Microwave LLC (“Syntonic”). Athena was a privately-held company based in Gainesville, Florida and a leading provider of cryptographic and countermeasure IP vital to securing defense computing systems. Syntonic was a privately held company based in Campbell, California and a leading provider of advanced synthesizers, wideband phase coherent tuners and microwave converters optimized for signals intelligence and electronic intelligence applications demanding frequency coverage up to 40 GHz with 2 GHz instantaneous bandwidth. The acquisition and transaction related expenses were funded with borrowings obtained under the Revolver.
On January 29, 2019, we acquired GECO Avionics, LLC (“GECO”). Based in Mesa, Arizona, GECO has over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions. The acquisition and transaction related expenses were funded with borrowings obtained under the Revolver.
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. During fiscal 2019, we drew additional borrowings of $129.5 million to facilitate the acquisitions of Germane, GECO, Athena and Syntonic in the first, third and fourth quarters of fiscal 2019, respectively. In conjunction with the net proceeds generated by our follow-on equity offering, we paid down the balance on the Revolver during the fourth quarter of fiscal 2019 and terminated our hedge facility.
On July 31, 2018, we acquired Germane Systems, LC (“Germane”). Based in Chantilly, Virginia, Germane is an industry leader in the design, development and manufacturing of rugged servers, computers and storage systems for command, control and intelligence (“C2I”) applications. The acquisition and transaction related expenses were funded with borrowings obtained under the Revolver.
FISCAL 2018
On February 1, 2018, we acquired Themis Computer (“Themis”). Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets. The acquisition and transaction related expenses were funded with borrowings obtained under the Revolver.

RESULTS OF OPERATIONS:
FISCAL 2019 VS. FISCAL 2018
Results of operations for the twelve month period ended June 30, 2018 include only results from the acquisition dates for Themis and RTL. Results of operations for the twelve month period ended June 30, 2019 include only results from the acquisition dates for Germane, GECO, Athena, and Syntonic, which were acquired subsequent to June 30, 2018. Accordingly, the periods presented below are not directly comparable. The Company has applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. Refer to Item 7. of the Company's Form 10-K issued on August 16, 2018 for prior year discussion related to fiscal 2017.
The following tables set forth, for the periods indicated, financial data from the consolidated statements of operations:

(In thousands)	Fiscal 2019	As a % of Total Net Revenue	Fiscal 2018	As a % of Total Net Revenue
Net revenues	$654,744	100.0%	$493,184	100.0%
Cost of revenues	368,588	56.3	267,326	54.2
Gross margin	286,156	43.7	225,858	45.8
Operating expenses:
Selling, general and administrative	110,717	16.9	88,365	17.9
Research and development	68,925	10.5	58,807	11.9
Amortization of intangible assets	27,914	4.3	26,004	5.3
Restructuring and other charges	560	0.1	3,159	0.7
Acquisition costs and other related expenses	1,456	0.2	2,538	0.5
Total operating expenses	209,572	32.0	178,873	36.3
Income from operations	76,584	11.7	46,985	9.5
Interest income	932	0.1	32	—
Interest expense	(9,109)	(1.4)	(2,850)	(0.6)
Other expense, net	(8,880)	(1.3)	(1,594)	(0.3)
Income before income taxes	59,527	9.1	42,573	8.6
Tax provision	12,752	2.0	1,690	0.3
Net income	$46,775	7.1%	$40,883	8.3%
REVENUES
Total revenues increased $161.6 million, or 33%, to $654.7 million during fiscal 2019 compared to $493.2 million during fiscal 2018 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to $108.1 million of organic revenues which was predominantly driven by increases in demand for integrated subsystems and components product groupings across the C4I applications and, to a lesser extent, other sensor and effector applications. The increase in total revenues is primarily attributed to higher revenues associated with a classified radar program as well as the F-35 and UAV Predator programs. These increases were partially offset by lower revenues from the Aegis and SEWIP programs. Acquired revenues increased $53.5 million primarily due to increases in demand for integrated subsystems and components product groupings across the C4I applications, driven predominantly by the WIN-T and CPS programs. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, decreased $9.3 million to $73.8 million during fiscal 2019 compared to $83.1 million during fiscal 2018. International revenues represented 11% and 17% of total revenues during fiscal 2019 and 2018, respectively.
GROSS MARGIN
Gross margin was 43.7% for fiscal 2019, a decrease of 210 basis points from 45.8% in fiscal 2018. The lower gross margin was primarily driven by acquired business of Germane, which historically generated lower gross margins. Lower gross margins are also attributed to a higher volume of Customer Funded Research and Development (“CRAD”), which primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. These products are predominately grouped within integrated subsystems and, to a lesser extent, modules and sub-assemblies. Decreases in gross margin were partially offset by lower inventory step-up amortization associated with our acquired businesses compared to the same period in fiscal 2018 as well as results from the higher margin contributions from the acquisitions of Athena and Syntonic during the fourth quarter of fiscal 2019.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $22.4 million, or 25%, to $110.7 million during fiscal 2019 as compared to $88.4 million during fiscal 2018. The increase was primarily related to higher compensation related costs due to added headcount from fiscal 2019 as well as the full year impact of the Themis acquisition. Our headcount within the organic business also increased during fiscal 2019. Selling, general and administrative expenses decreased as a percentage of revenue to 16.9% during fiscal 2019 from 17.9% during fiscal 2018 primarily due to improved operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $10.1 million, or 17%, to $68.9 million during fiscal 2019 compared to $58.8 million for fiscal 2018. The increase was primarily due to increased headcount from our recent acquisitions, driving higher compensation related costs partially offset by a higher volume of CRAD. Research and development expenses accounted for 10.5% and 11.9% of our revenues during fiscal 2019 and fiscal 2018, respectively. The decrease was primarily driven due to higher revenues and additional CRAD in fiscal 2019 compared to fiscal 2018.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $1.9 million to $27.9 million during fiscal 2019 compared to $26.0 million for fiscal 2018, primarily due to the full year impact of amortization from the acquisition of Themis, as well as the amortization from our fiscal 2019 acquisitions.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges decreased $2.6 million, or 82%, to $0.6 million during fiscal 2019 compared to $3.2 million in fiscal 2018. The decrease was primarily driven by higher severance costs related to the separation of 38 employees primarily in R&D and operations functions during fiscal 2018. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.5 million of acquisition costs and other related expenses during fiscal 2019, compared to $2.5 million during fiscal 2018. The acquisition costs and other related expenses we incurred during fiscal 2019 were primarily related to the acquisitions of Germane, GECO, Syntonic and Athena. The acquisition costs and other related expenses for the same period in fiscal 2018 were primarily related to the acquisition of Themis. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets.
We announced the execution of a purchase agreement to acquire American Panel Corporation (“APC”). Our agreement to acquire APC is for an all cash purchase price of $100.0 million, subject to net working capital and net debt adjustments. We expect to incur additional acquisition costs and other related expenses during the first quarter of fiscal 2020. See Note R to our consolidated financial statements for further discussion on subsequent events.
INTEREST INCOME
Interest income increased to $0.9 million in fiscal 2019 due to higher average balances of cash on hand primarily driven by net proceeds of $454.3 million from our following offering and a higher interest rate throughout the year.
INTEREST EXPENSE
Interest expense for fiscal 2019 increased $6.2 million to $9.1 million compared to $2.9 million in fiscal 2018. Fiscal 2019 included interest expense related to the additional borrowings on the Revolver from our recent acquisitions, prior to the pay down on the Revolver during the fourth quarter of fiscal 2019. During fiscal 2018, we incurred $2.9 million in cash interest expense on the Revolver in order to facilitate the acquisition of Themis.
OTHER EXPENSE, NET
Other expense, net increased $7.3 million to $8.9 million during fiscal 2019 compared to $1.6 million in fiscal 2018. The increase was primarily due to $5.4 million in expense associated with the termination of the interest rate swap in conjunction with leveraging the net proceeds generated by our follow-on equity offering to pay down the balance on the Revolver during the fourth quarter of fiscal 2019. Additionally, the increase was partially driven by $0.5 million foreign exchange loss compared to a $0.6 million gain during the same period in fiscal 2018 as well as $0.4 million of additional financing and registration fees incurred during fiscal 2019 compared to fiscal 2018.
INCOME TAXES
We recorded an income tax provision of $12.8 million and $1.7 million on income before income taxes of $59.5 million and $42.6 million for our fiscal years ended June 30, 2019 and 2018, respectively. We recognized a discrete tax benefit of $2.7 million and $7.9 million related to excess tax benefits on stock-based compensation for our fiscal years ended June 30, 2019 and 2018, respectively. Our fiscal year ended June 30, 2018 also includes a discrete tax benefit of $3.7 million derived from new information obtained about net operating loss carry-forwards of the Carve-Out Business.
The effective tax rate for the fiscal year ended June 30, 2019 differed from the Federal statutory rate of 21% primarily due to increases to the rate caused by state taxes, partially offset by decreases to the rate caused by Federal research and development credits and excess tax benefits related to stock-based compensation.
The effective tax rate for the fiscal year ended June 30, 2018 differed from the Federal statutory rate of 28% primarily due to increases to the rate caused by state taxes, partially offset by decreases to the rate caused by Federal research and development credits, domestic manufacturing deduction, excess tax benefits related to stock-based compensation, and acquired tax attributes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service. These changes could have a material impact on our future U.S. tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to invest in improvements to our new facilities during fiscal 2020.
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
We have an unlimited amount available under the shelf registration statement. Additionally, as part of the shelf registration statement, we have entered into an equity distribution agreement which allows us to sell an aggregate of up to $200.0 million of our common stock from time to time through our agents. The actual dollar amount and number of shares of common stock we sell pursuant to the equity distribution agreement will be dependent on, among other things, market conditions and our fund raising requirements. The agents may sell the common stock by any method deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. In addition, our common stock may be offered and sold by such other methods, including privately negotiated transactions, as we and the agents may agree. As of June 30, 2019, we have not sold any stock using our at the market offering feature.
Follow-on Equity Offerings
On May 20, 2019, we announced the commencement of an underwritten public offering of our common stock, par value $0.01 per share. On May 28, 2019, we closed the offering, selling an aggregate of 6.0 million shares of common stock at a price to the public of $69.00. On May 29, 2019, the underwriters executed their over-allotment option. At the closing of the over-

allotment, we issued 0.9 million additional shares of common stock. Total net proceeds, including the over-allotment, from the offering of 6.9 million shares were $454.3 million.
Revolving Credit Facilities
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. In connection with the amendment, we repaid the remaining outstanding interest on the Revolver using cash on hand. During fiscal 2019, we drew additional borrowings of $129.5 million to facilitate the acquisitions of Germane, GECO, Athena and Syntonic. During the fourth quarter of fiscal 2019, we paid the balance of the Revolver using proceeds from the follow-on equity offering. As of June 30, 2019, we had no outstanding balance on the Revolver. See Note L in the accompanying consolidated financial statements for further discussion of the Revolver.
CASH FLOWS

	For the Years Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$97,517	$43,321	$59,146
Net cash used in investing activities	$(153,774)	$(200,877)	$(111,087)
Net cash provided by financing activities	$247,765	$182,937	$11,338
Net increase (decrease) in cash and cash equivalents	$191,411	$24,884	$(40,054)
Cash and cash equivalents at end of year	$257,932	$66,521	$41,637
Our cash and cash equivalents increased by $191.4 million during fiscal 2019 primarily as the result of net proceeds of $454.3 million generated from our follow-on equity offering, in addition to new borrowings of $129.5 million. The proceeds from the equity offering were used to pay down the Revolver balance of $324.5 million. In addition, we generated $97.5 million from operating activities. These increases were partially offset by $127.1 million used in our fiscal 2019 acquisitions, $26.7 million invested in purchases of property and equipment, $8.0 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards and $5.4 million associated with the termination of the hedge facility.
Operating Activities
During fiscal 2019, we generated $97.5 million in cash from operating activities compared to $43.3 million in cash generated from operating activities in fiscal 2018. The increase in cash generated by operating activities was primarily the result of improved working capital efficiency, less cash paid for income taxes and higher comparable net income.
Investing Activities
During fiscal 2019, we used cash of $153.8 million in investing activities compared to $200.9 million used during fiscal 2018. The decrease was primarily driven by lower cash used for acquisitions. During fiscal 2019 we used $127.1 million for the acquisitions of Germane, GECO, Athena and Syntonic compared to $185.4 million used in the acquisitions of Themis and RTL during fiscal 2018. The decrease was partially offset by increased purchases of property and equipment of $11.9 million.
Financing Activities
During fiscal 2019, we had net proceeds of $454.3 million from our follow-on equity offering, which was used to pay down the Revolver balance of $324.5 million subsequent to the additional $129.5 million of borrowings during the year used to fund the acquisitions during fiscal 2019. The net cash provided by financing activities was partially offset by $8.0 million in payments related to the retirement of common stock used to settle employees’ tax liabilities associated with vesting of restricted stock awards. As a result of these activities, we generated net cash of $247.8 million from financing activities during fiscal 2019.
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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2019:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$69,630	$10,205	$17,229	$13,910	$28,286
Purchase obligations	73,762	73,762	—	—	—
	$143,392	$83,967	$17,229	$13,910	$28,286
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $73.8 million at June 30, 2019.
We have a liability at June 30, 2019 of $1.3 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
RELATED PARTY TRANSACTIONS
During fiscal 2019 and 2018, we did not engage in any related party transactions.
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income, adjusted EPS, free cash flow, organic revenue and acquired revenue.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2019	2018	2017
Net income	$46,775	$40,883	$24,875
Other non-operating adjustments, net (1)	364	(795)	(1,345)
Interest expense, net	8,177	2,818	7,106
Tax provision	12,752	1,690	6,193
Depreciation	18,478	16,273	12,589
Amortization of intangible assets	27,914	26,004	19,680
Restructuring and other charges (2)	560	3,159	1,952
Impairment of long-lived assets	—	—	—
Acquisition and financing costs (3)	9,628	4,928	2,389
Fair value adjustments from purchase accounting (4)	713	1,992	3,679
Litigation and settlement expense (income), net	344	—	117
Stock-based and other non-cash compensation expense	19,621	17,615	15,341
Adjusted EBITDA	$145,326	$114,567	$92,576
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
(3) Acquisition and financing costs includes $5.4 million associated with the termination of the interest rate swap for fiscal year 2019.
(4) Fair value adjustments from purchase accounting for fiscal year 2019 relate to Germane and GECO inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2018 relate to Themis, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2017 relate to the Carve-Out Business, CES and Delta inventory step-up amortization.
Adjusted income and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income as net income before amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, and stock-based and other non-cash compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
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

The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Year Ended June 30,
(In thousands, except per share data)	2019		2018		2017
Net income and diluted earnings per share	$46,775	$0.96	$40,883	$0.86	$24,875	$0.58
Amortization of intangible assets	27,914		26,004		19,680
Restructuring and other charges (1)	560		3,159		1,952
Impairment of long-lived assets	—		—		—
Acquisition and financing costs (2)	9,628		4,928		2,389
Fair value adjustments from purchase accounting (3)	713		1,992		3,679
Litigation and settlement expense (income), net	344		—		117
Stock-based and other non-cash compensation expense	19,621		17,615		15,341
Impact to income taxes (4)	(16,552)		(27,269)		(18,602)
Adjusted income and adjusted earnings per share	$89,003	$1.84	$67,312	$1.42	$49,431	$1.15

Diluted weighted-average shares outstanding		48,500		47,471		43,018
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition and financing costs includes $5.4 million associated with the termination of the interest rate swap for fiscal year 2019.
(3) Fair value adjustments from purchase accounting for fiscal year 2019 relate to Germane and GECO inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2018 relate to Themis, CES and Delta inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2017 relate to the Carve-Out Business, CES and Delta inventory step-up amortization.
(4) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended June 30,
(In thousands)	2019	2018	2017
Cash provided by operating activities	$97,517	$43,321	$59,146
Purchase of property and equipment	(26,691)	(15,106)	(32,844)
Free cash flow	$70,826	$28,215	$26,302

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure:

(In thousands)	Fiscal 2019	As a % of Total Net Revenue	Fiscal 2018	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$541,487	83%	$433,438	88%	$108,049	25%
Acquired revenue (1)	113,257	17%	59,746	12%	53,511	90%
Total revenues	$654,744	100%	$493,184	100%	$161,560	33%
(1) Acquired revenue for all preceding periods presented has not been recast for comparative purposes.
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
REVENUE RECOGNITION
We recognize revenue at a point in time or over time as the performance obligations are met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 77% and 79% of revenues for the year ended June 30, 2019 and 2018, respectively. Total revenue recognized under long-term contracts over time was 23% and 21% of revenues for the year ended June 30, 2019 and 2018, respectively.
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by us upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) we do not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon shipment (for goods) or completion (for services).
For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the standalone selling price of each distinct good or service in the contract. Standalone selling prices of our goods and services are generally not directly observable. Accordingly, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast the expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. The objective of the expected cost plus a margin approach is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of the expected cost plus a margin approach involves the consideration of several factors based on the specific facts and circumstances of each contract. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies, often based on the price list established and updated by management on a regular basis, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.
Revenue is recognized over time (versus point in time recognition) for long-term contracts with development, production and service activities where the performance obligations are satisfied over time. These long-term contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, due to the fact that: (i) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced; and (ii) our performance creates an asset with no alternative use to us and we have an enforceable right to payment for performance completed to date. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. Our cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts. We consider whether contracts should be combined or segmented, and based on this assessment, we combine closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, we may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of June 30, 2019, approximately $0.6 million of these costs were in accrued expenses on our balance sheet.
For long-term contracts, we typically leverage the input method, using a cost-to-cost measure of progress. We believe that this method represents the most faithful depiction of our performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include: the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. We bear the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimburseable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. In the limited instances where we enter into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, we elected to use a practical expedient permitted by ASC 606 whereby revenue is recognized in the amount for which we have a right to invoice the customer based on the control transferred to the customer. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable.
Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
We generally do not provide our customers with rights of product return other than those related to assurance warranty provisions that permit repair or replacement of defective goods over a period of 12 to 36 months. We accrue for anticipated warranty costs upon product shipment. We do not consider activities related to such assurance warranties, if any, to be a separate performance obligation. We offer separately priced extended warranties which generally range from 12 to 36 months that are treated as separate performance obligations. The transaction price allocated to extended warranties is recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
On long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component because most contracts have a duration of less than one year and payment is received as progress is made. Many of our long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, we may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard us from the failure of the other party to abide by some or all of their obligations under the contract.
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
We test goodwill for impairment at the reporting unit level. Goodwill impairment guidance provides entities an option to perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires significant judgments by management about macro-economic conditions including our operating environment, industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could impact the reporting unit. If we conclude that further testing is required, the impairment test involves a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit's goodwill to the carrying amount of the goodwill. We estimate the fair value of our reporting units using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. In addition, we use the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions of the income approach.
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by ASC 350, Intangibles-Goodwill and Other, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Sensor and Mission Processing (“SMP”), Advanced Microelectronic Solutions (“AMS”) and Mercury Defense Systems (“MDS”) were 8.25%, 8.0%, and 7.8%. The annual testing indicated that the fair values of our SMP, AMS, and MDS reporting units significantly exceeded their carrying values, and thus no further testing was required.
We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our finite-lived intangible assets or long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to consolidated financial statements (under the caption “Recently Issued Accounting Pronouncements”).
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to consolidated financial statements (under the caption “Recently Adopted Accounting Pronouncements”).

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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. On January 11, 2019, we entered into an interest rate swap (the “Swap”) with Bank of America, N.A. in order to establish a fixed interest rate associated with a portion of our Revolver. The Swap was designated as a cash flow hedge. We paid down the remaining balance on our Revolver and terminated the related Swap during fiscal 2019 and as such, there were no outstanding borrowings against the Revolver or swaps outstanding at June 30, 2019.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At June 30, 2019 and 2018, we had $257.9 million and $66.5 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. At June 30, 2019, five customers accounted for 56% of our receivables, unbilled receivables and costs in excess of billings. At June 30, 2018, five customers accounted for 54% of our receivables, unbilled receivables and costs in excess of billings.
FOREIGN CURRENCY RISK
We operate primarily in the United States; however, we conduct business outside the United States through our foreign subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada where business is largely transacted in non-

U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of local currencies. Local currencies are used as the functional currency for our non-U.S. subsidiaries. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Germane Systems, LC (Germane), GECO Avionics, LLC (GECO), The Athena Group, Inc. (Athena), and Syntonic Microwave LLC (Syntonic) during fiscal year 2019, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2019, Germane’s, GECO’s, Athena’s and Syntonic’s internal control over financial reporting associated with 11 percent of total consolidated assets (of which 8 percent represented goodwill and intangible assets included within the scope of the assessment) and 7 percent of total consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Germane, GECO, Athena and Syntonic.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimation of total contract costs to be incurred for fixed-price long-term contract revenue
As discussed in Note B to the consolidated financial statements, revenue recognized under long-term contracts for the year ended June 30, 2019 represented 23% of total revenues. For those long-term contracts that are fixed-price in nature, the Company recognizes revenue over time based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.
We identified the evaluation of the estimate of total contract costs to be incurred for fixed-price long-term contracts as a critical audit matter given the complex nature of the Company’s products sold under such contracts. In particular, evaluating the Company’s judgments regarding the amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed, involved a high degree of subjective auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to develop estimates of total contract costs to be incurred. Such controls included controls over the development of the estimated amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed. We evaluated factors including the value and stage of completion to select a sample of customer contracts to challenge the Company’s assumptions underlying the estimate of total contract costs to be incurred. We inspected the sampled contracts to evaluate the Company’s identification of performance obligations and the determined method for measuring contract progress. We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for completed contracts to assess the Company’s ability to accurately estimate costs. We interviewed operational personnel of the Company to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete the sampled contracts, including the assessment of the nature and complexity of the work to be performed. We inspected correspondence, if any, between the Company and the customer for the sampled contracts as part of our evaluation of contract progress.
/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Boston, Massachusetts
August 15, 2019

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$257,932	$66,521
Accounts receivable, net of allowance for doubtful accounts of $1,228 and $359 at June 30, 2019 and 2018, respectively	118,832	104,040
Unbilled receivables and costs in excess of billings	57,387	39,774
Inventory	137,112	108,585
Prepaid income taxes	90	3,761
Prepaid expenses and other current assets	10,819	9,062
Total current assets	582,172	331,743
Property and equipment, net	60,001	50,980
Goodwill	562,146	497,442
Intangible assets, net	206,124	177,904
Other non-current assets	6,534	6,411
Total assets	$1,416,977	$1,064,480
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$39,030	$21,323
Accrued expenses	18,897	16,386
Accrued compensation	28,814	21,375
Deferred revenues and customer advances	11,291	12,596
Total current liabilities	98,032	71,680
Deferred income taxes	17,814	13,635
Income taxes payable	1,273	998
Long-term debt	—	195,000
Other non-current liabilities	15,119	11,276
Total liabilities	132,238	292,589
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 54,247,532 and 46,924,238 shares issued and outstanding at June 30, 2019 and 2018, respectively	542	469
Additional paid-in capital	1,058,745	590,163
Retained earnings	226,743	179,968
Accumulated other comprehensive (loss) income	(1,291)	1,291
Total shareholders’ equity	1,284,739	771,891
Total liabilities and shareholders’ equity	$1,416,977	$1,064,480
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Years Ended June 30,
	2019	2018	2017
Net revenues	$654,744	$493,184	$408,588
Cost of revenues	368,588	267,326	217,045
Gross margin	286,156	225,858	191,543
Operating expenses:
Selling, general and administrative	110,717	88,365	76,491
Research and development	68,925	58,807	54,086
Amortization of intangible assets	27,914	26,004	19,680
Restructuring and other charges	560	3,159	1,952
Acquisition costs and other related expenses	1,456	2,538	1,931
Total operating expenses	209,572	178,873	154,140
Income from operations	76,584	46,985	37,403
Interest income	932	32	462
Interest expense	(9,109)	(2,850)	(7,568)
Other (expense) income, net	(8,880)	(1,594)	771
Income before income taxes	59,527	42,573	31,068
Tax provision	12,752	1,690	6,193
Net income	$46,775	$40,883	$24,875

Basic net earnings per share	$0.98	$0.88	$0.59
Diluted net earnings per share	$0.96	$0.86	$0.58

Weighted-average shares outstanding:
Basic	47,831	46,719	41,986
Diluted	48,500	47,471	43,018

Comprehensive income:
Net income	$46,775	$40,883	$24,875
Foreign currency translation adjustments	(232)	(137)	(93)
Pension benefit plan, net of tax	(2,350)	354	220
Total other comprehensive (loss) income, net of tax	(2,582)	217	127
Total comprehensive income	$44,193	$41,100	$25,002
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2019, 2018 and 2017
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2016	38,675	$387	$357,500	$114,210	$947	$473,044
Issuance of common stock under employee stock incentive plans	976	9	2,747	—	—	2,756
Issuance of common stock under employee stock purchase plan	96	1	2,213	—	—	2,214
Retirement of common stock	(344)	(3)	(8,763)	—	—	(8,766)
Follow-on public stock offering	6,900	69	215,656	—	—	215,725
Stock-based compensation	—	—	15,442	—	—	15,442
Net income	—	—	—	24,875	—	24,875
Foreign currency translation adjustments	—	—	—	—	(93)	(93)
Pension benefit plan, net of tax	—	—	—	—	220	220
Balance at June 30, 2017	46,303	463	584,795	139,085	1,074	725,417
Issuance of common stock under employee stock incentive plans	868	8	655	—	—	663
Issuance of common stock under employee stock purchase plan	82	1	2,781	—	—	2,782
Retirement of common stock	(329)	(3)	(15,505)	—	—	(15,508)
Stock-based compensation	—	—	17,437	—	—	17,437
Net income	—	—	—	40,883	—	40,883
Foreign currency translation adjustments	—	—	—	—	(137)	(137)
Pension benefit plan, net of tax	—	—	—	—	354	354
Balance at June 30, 2018	46,924	469	590,163	179,968	1,291	771,891
Issuance of common stock under employee stock incentive plans	478	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	102	1	3,660	—	—	3,661
Retirement of common stock	(156)	(2)	(7,966)	—	—	(7,968)
Follow-on public stock offering	6,900	69	453,504	—	—	453,573
Stock-based compensation	—	—	19,389	—	—	19,389
Net income	—	—	—	46,775	—	46,775
Foreign currency translation adjustments	—	—	—	—	(232)	(232)
Pension benefit plan, net of tax	—	—	—	—	(2,350)	(2,350)
Balance at June 30, 2019	54,248	$542	$1,058,745	$226,743	$(1,291)	$1,284,739

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$46,775	$40,883	$24,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,392	42,277	32,269
Stock-based compensation expense	19,422	17,314	15,341
Benefit for deferred income taxes	(1,557)	(5,464)	(7,841)
Non-cash interest expense	—	—	1,810
Termination of interest rate swap	5,420	—	—
Other non-cash items	3,779	2,103	(626)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(28,096)	(22,751)	(14,054)
Inventory	(17,101)	(16,230)	(9,318)
Prepaid income taxes	3,843	(2,327)	1,978
Prepaid expenses and other current assets	(1,075)	(361)	(1,270)
Other non-current assets	101	296	372
Accounts payable, accrued expenses and accrued compensation	17,949	(5,267)	3,520
Deferred revenues and customer advances	(1,531)	6,035	(1,621)
Income taxes payable	3,152	(11,187)	9,622
Other non-current liabilities	44	(2,000)	4,089
Net cash provided by operating activities	97,517	43,321	59,146
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(127,083)	(185,396)	(77,757)
Purchases of property and equipment	(26,691)	(15,106)	(32,844)
Other investing activities	—	(375)	(486)
Net cash used in investing activities	(153,774)	(200,877)	(111,087)
Cash flows from financing activities:
Proceeds from equity offering, net	454,343	—	215,725
Proceeds from employee stock plans	3,661	3,445	4,970
Payments for retirement of common stock	(7,968)	(15,508)	(8,766)
Payments under credit facilities	(324,500)	(15,000)	(200,000)
Borrowings under credit facilities	129,500	210,000	—
Termination of interest rate swap	(5,420)	—	—
Payments of deferred financing and offering costs	(1,851)	—	(591)
Net cash provided by financing activities	247,765	182,937	11,338
Effect of exchange rate changes on cash and cash equivalents	(97)	(497)	549
Net increase (decrease) in cash and cash equivalents	191,411	24,884	(40,054)
Cash and cash equivalents at beginning of year	66,521	41,637	81,691
Cash and cash equivalents at end of year	$257,932	$66,521	$41,637
Cash paid during the period for:
Interest	$10,368	$1,607	$5,758
Income taxes	$7,351	$17,004	$2,834
Supplemental disclosures—non-cash activities:
Non-cash financing activity - accrued and unpaid equity offering costs	$770	$—	$—
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and safety-critical mission processing subsystems. Headquartered in Andover, Massachusetts, the Company is delivering solutions that power a broad range of critical aerospace, defense and intelligence programs, configured and optimized for mission success in some of the most challenging and demanding environments. The Company's innovative next-generation defense electronics business model is designed to meet the industry’s current and emerging technology and business needs by delivering affordable state-of-the-art solutions, rapid time-to-value, service and support to the Company's defense prime contractor customers. The Company's products and solutions have been successfully deployed in more than 300 programs with over 25 different defense prime contractors, a testament to its deep domain expertise and culture of innovation.
On May 20, 2019, the Company announced the commencement of an underwritten public offering of its common stock, par value $0.01 per share. On May 31, 2019 the Company closed the offering, including the full over-allotment allocation, selling an aggregate of 6,900 shares of common stock at a price to the public of $69.00 for total net proceeds of $454,343.
On April 18, 2019, the Company acquired The Athena Group, Inc. (“Athena”) and Syntonic Microwave LLC (“Syntonic”) on a cash-free, debt-free basis for a combined total purchase price of $46,000, prior to net working capital and net debt adjustments. Athena was a privately-held company based in Gainesville, Florida and a leading provider of cryptographic and countermeasure IP vital to securing defense computing systems. Syntonic was a privately held company based in Campbell, California and a leading provider of advanced synthesizers, wideband phase coherent tuners and microwave converters optimized for signals intelligence and electronic intelligence applications demanding frequency coverage up to 40 GHz with 2 GHz instantaneous bandwidth.
On January 29, 2019, the Company acquired GECO Avionics, LLC (“GECO”) on a cash-free, debt-free basis for a total purchase price of $36,500. Based in Mesa, Arizona, GECO has over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions.
On July 31, 2018, the Company acquired Germane Systems, LC (“Germane”) on a cash-free, debt-free basis for a total purchase price of $45,000, prior to net working capital and net debt adjustments. Based in Chantilly, Virginia, Germane is an industry leader in the design, development and manufacturing of rugged servers, computers and storage systems for command, control and intelligence (“C2I”) applications.
On February 1, 2018, the Company acquired Themis Computer (“Themis”) on a cash-free, debt-free basis for a total purchase price of approximately $180,000, prior to net working capital and net debt adjustments. Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international defense programs. The acquisition of Themis is consistent with the Company's strategy and will expand its position in the Command, Control, Communications, Computers, and Intelligence (“C4I”) market.
For further details on the acquisitions, see Note C to consolidated financial statements.
B.Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
USE OF ESTIMATES
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

BUSINESS COMBINATIONS
The Company utilizes the acquisition method of accounting under ASC 805, Business Combinations, (“ASC 805”), for all transactions and events which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and in establishing the acquisition date fair value as of the measurement date for all assets and liabilities assumed. The Company also utilizes ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. Other estimates include:

•	estimated step-ups for fixed assets and inventory;

•	estimated fair values of intangible assets; and

•	estimated income tax assets and liabilities assumed from the acquiree.
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
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in other non-current assets or other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of other comprehensive (loss) income (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Income as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. The Company had no outstanding derivative instruments as of June 30, 2019 and 2018.
REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which was adopted on July 1, 2018, using the retrospective method. Revenue is recognized in accordance with the five step model set forth by ASC 606, which involves identification of the contract(s), identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations, and revenue recognition as the performance obligations are satisfied. The adoption of ASC 606 did not have a material impact to the amount or timing of revenue recognition related to the Company's legacy accounting methods for contracts including ship and bill, multiple-deliverable, and contract accounting. Such adoption did not have a material impact, individually or in the aggregate, to any amounts in the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Shareholders’ Equity or Consolidated Statements of Cash Flows. Refer to Note P for disaggregation of revenue for the period.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 77%, 79% and 77% of revenues in the years ended June 30, 2019, 2018, and 2017, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon shipment (for goods) or completion (for services).
The Company engages in long-term contracts for development, production and service activities and recognizes revenue for performance obligations over time. These long-term contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, due to the fact that: (i) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; and (ii) the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts.
For long-term contracts, the Company typically leverages the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include: the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimburseable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company elected to use a practical expedient permitted by ASC 606 whereby revenue is recognized in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
Total revenue recognized under long-term contracts over time was 23%, 21% and 23% of revenues in the years ended June 30, 2019, 2018, and 2017, respectively.
The Company generally does not provide its customers with rights of product return other than those related to assurance warranty provisions that permit repair or replacement of defective goods over a period of 12 to 36 months. The Company accrues for anticipated warranty costs upon product shipment. The Company does not consider activities related to such assurance warranties, if any, to be a separate performance obligation. The Company does offer separately priced extended warranties which generally range from 12 to 36 months that are treated as separate performance obligations. The transaction price allocated to extended warranties is recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
The contract asset balances were $57,387 and $39,774 as of June 30, 2019 and 2018, respectively. The contract asset balance increased due to growth in revenue recognized under long-term contracts over time during the year ended June 30, 2019. The contract liability balances were $12,362 and $13,425 as of June 30, 2019 and 2018, respectively. These balances remained consistent period over period.
Revenue recognized during fiscal 2019 that was included in the contract liability balance at June 30, 2018 was $10,513.
REMAINING PERFORMANCE OBLIGATIONS
The Company has elected to use a practical expedient available under ASC 606 whereby contracts with original expected durations of one year or less are excluded from the remaining performance obligations, while these contracts are included within backlog. The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $186,066. The Company expects to recognize approximately 61% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. At June 30, 2019 and 2018, the Company had $257,932 and $66,521, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2019, five customers accounted for 56% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. At June 30, 2018, five customers accounted for 54% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
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
SEGMENT INFORMATION
The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its business on the basis of one reportable segment, as a leading commercial provider of secure sensor and safety critical mission processing subsystems for a broad range of critical aerospace, defense and intelligence programs.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2019, 2018 and 2017, the Company capitalized $749, $733 and $508 of software development costs.
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
PRODUCT WARRANTY ACCRUAL
The Company’s product sales generally include a 12 to 36 month standard hardware warranty. At time of product shipment, the Company accrues for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions and any specifically identified warranty requirements. Product warranty accrual is included as part of accrued expenses in the accompanying consolidated balance sheets. The following table presents the changes in the Company's product warranty accrual.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Beginning balance at July 1,	$1,336	$1,691	$1,523
Warranty assumed from Germane	169	—	—
Warranty assumed from Themis	—	117	—
Warranty assumed from CES	—	—	176
Warranty assumed from Delta	—	—	30
Accruals for warranties issued during the period	2,274	1,318	1,328
Settlements made during the period	(1,909)	(1,790)	(1,366)
Ending balance at June 30,	$1,870	$1,336	$1,691

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
NET EARNINGS PER SHARE
Basic net earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. For all periods presented, net income is the control number for determining whether securities are dilutive or not.
Basic and diluted weighted average shares outstanding were as follows:

	Years Ended June 30,
	2019	2018	2017
Basic weighted-average shares outstanding	47,831	46,719	41,986
Effect of dilutive equity instruments	669	752	1,032
Diluted weighted-average shares outstanding	48,500	47,471	43,018

Equity instruments to purchase 32, 329 and 16 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, because the equity instruments were anti-dilutive.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) includes foreign currency translation adjustments and pension benefit plan adjustments. The components of accumulated other comprehensive (loss) income included $(232), $(137) and $(93) of foreign currency translation adjustments for the years ended June 30, 2019, 2018 and 2017, respectively. In addition, pension benefit plan adjustments totaled $(2,350), $354 and $220 for the years ended June 30, 2019, 2018 and 2017 respectively. There were no material net unrealized gains on investments for the years ended June 30, 2019, 2018 and 2017.
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on July 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. This ASU, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. The Company plans to adopt the new standard using the optional transition method. As of June 30, 2019, the Company had $69,630 of future minimum lease payments under non-cancelable operating leases, primarily for facilities. The future minimum lease payments have not yet been adjusted to the present value, as the Company is still assessing the impact of each applicable discount rate. The Company will leverage the rate implicit in the lease unless that rate cannot be readily determined, in which case the Company's incremental borrowing rate will be used to determine the discount rate applicable for the calculation of our lease liabilities. See Note K to consolidated financial statements for more information about the timing and amount of future operating lease payments, which the Company believes is indicative of the materiality of adoption of the ASU to the Company's consolidated financial statements. The Company intends to elect the package of practical expedients which allows the Company to not reassess 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. The Company has completed the identification of the population of leases subject to the ASU and is in the process of calculating the financial impact that the adoption will have on its consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715) Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. For public business entities, the standard is effective for fiscal years ending after December 15, 2020. The ASU requires retrospective adoption and permits early adoption for all entities. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), an amendment of the FASB Accounting Standards Codification. The ASU provides guidance to determine whether to capitalize implementation costs of cloud computing arrangement that is a service contract or expense as incurred. Costs of arrangements that do not include a software license should be accounted for as a service contract and expensed as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU permits two methods of adoption: prospectively to all implementation costs incurred after the date of adoption, or retrospectively to each prior reporting period presented. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP.
The new standard permits adoption by using either (i) a retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. In accordance with this standard, the Company has adopted the new standard using the retrospective method. The Company has completed the assessment phase and implemented the new standard accordingly. Further, it has evaluated the Company's policies in relation to its internal controls framework. This assessment included identification, consideration, and quantification of the impact of the new standard on our financial statements, accounting policies, processes, control environment and systems. The outcome of this assessment included implementation of supporting processes and systems that enable timely and accurate reporting under the new standard. Adoption of the new standard did not result in a significant change in the Company's control environment. Such adoption has resulted in additional disclosures around the nature and timing of our performance obligations, contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by us. The Company has applied the standard’s practical expedient that permits the omission of prior-period information about our remaining performance obligations. The Company has also elected to use a practical expedient available under the new standard whereby contracts with original expected durations of one year or less are excluded from the Company's remaining performance obligations.
Adoption of the new standard did not have a material impact to the amount or timing of revenue recognition related to the Company's legacy accounting methods for contracts including ship and bill, multiple-deliverable, and contract accounting, which encompassed the legacy percentage-of-completion, completed contract and time and materials methods. For T&M contracts, the Company has elected to use a practical expedient permitted by the new standard whereby revenue is recognized in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. Such adoption did not have a material impact to its consolidated financial statements.
In connection with the adoption of the new standard, there is a requirement to capitalize certain incremental costs of obtaining a contract, which for the Company, primarily comprises commission expenses for internal and external sales representatives. Any such costs required to be capitalized would be amortized over the period of performance for the underlying contracts. The Company has elected the practical expedient under the new standard whereby costs associated with contracts that have a duration less than one year are expensed as incurred. The Company has completed the evaluation of capitalizing costs to obtain a contract, noting that the impact related to these costs would be limited to commissions on contracts with a duration exceeding one year. The impact was not material to its consolidated financial statements.
Effective July 1, 2018, the Company adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. Such adoption has not and will not have any impact to its consolidated financial statements.
Effective July 1, 2018, we adopted ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current U.S. GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. Such adoption has not and will not have any impact to the Company's consolidated financial statements.

Effective July 1, 2018, we adopted ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Such adoption has not and will not have a material impact to the Company's consolidated financial statements.
Effective January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an amendment of the FASB Accounting Standards Codification. This ASU provides improved financial reporting of hedging relationships to better portray the economic result of an entity's risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of hedge accounting guidance. The ASU requires modified retrospective adoption and permits early adoption in any interim period after issuance of the ASU. Disclosures reflect the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in the third quarter of fiscal 2019. Prior period amounts have not been restated. See Note Q for additional disclosures.
Effective January 1, 2019, the Company adopted SEC Final Rule 33-10532, Disclosure Update and Simplification, which requires disclosure of the changes in each caption of shareholders’ equity for the current and comparative year-to-date periods, with subtotals for each interim period and the amount of dividends per share for each class of shares. Such adoption has not and will not have a material impact to the Company's consolidated financial statements.
C.Acquisitions
THE ATHENA GROUP ACQUISITION
On April 18, 2019, the Company acquired The Athena Group, Inc. (“Athena”). Athena was a privately-held company based in Gainesville, Florida and a leading provider of cryptographic and countermeasure IP vital to securing defense computing systems. The Company acquired Athena for an all cash purchase price of $34,000, prior to net working capital and net debt adjustments, which was funded through the revolving credit facility (“the Revolver”).

The following table presents the net purchase price and the fair values of the assets and liabilities of Athena on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$34,049
Working capital and net debt adjustment	(446)
Less cash acquired	(49)
Net purchase price	$33,554

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$49
Accounts receivable	726
Fixed assets	74
Other current and non-current assets	260
Accounts payable	(48)
Accrued expenses	(143)
Other current and non-current liabilities	(600)
Deferred tax liability	(6,414)
Estimated fair value of net tangible liabilities acquired	(6,096)
Estimated fair value of identifiable intangible assets	23,700
Estimated goodwill	15,999
Estimated fair value of net assets acquired	33,603
Less cash acquired	(49)
Net purchase price	$33,554

The amounts above represent the preliminary fair value estimates as of June 30, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes completed technology of $23,700 with a useful life of 11 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $15,999 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mercury Defense Systems (“MDS”) reporting unit. The Company has not furnished pro forma information relating to Athena because such information is not material to the Company's financial results.
The revenues and loss before income taxes from Athena included in the Company's consolidated results for the fiscal year ended June 30, 2019 were $1,071 and $93, respectively. The Athena results include expenses resulting from purchase accounting which include amortization of intangible assets.
SYNTONIC MICROWAVE LLC ACQUISITION
On April 18, 2019, the Company acquired Syntonic Microwave LLC (“Syntonic”). Syntonic was a privately held company based in Campbell, California and a leading provider of advanced synthesizers, wideband phase coherent tuners and microwave converters optimized for signals intelligence and electronic intelligence applications demanding frequency coverage up to 40 GHz with 2 GHz instantaneous bandwidth. The Company acquired Syntonic for an all cash purchase price of $12,000, prior to net working capital and net debt adjustments, which was funded through the Revolver.

The following table presents the net purchase price and the fair values of the assets and liabilities of Syntonic on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$13,118
Less cash acquired	(1,118)
Net purchase price	$12,000

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$1,118
Accounts receivable	281
Inventory	482
Fixed assets	31
Other current and non-current assets	6
Accounts payable	(71)
Accrued expenses	(61)
Estimated fair value of net tangible assets acquired	1,786
Estimated fair value of identifiable intangible assets	7,100
Estimated goodwill	4,232
Estimated fair value of net assets acquired	13,118
Less cash acquired	(1,118)
Net purchase price	$12,000

The amounts above represent the preliminary fair value estimates as of June 30, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $4,200 with a useful life of 10 years, completed technology of $2,500 with a useful life of 9 years and backlog of $400 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $4,232 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Advanced Microelectronic Solutions (“AMS”) reporting unit. Since Syntonic was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of June 30, 2019, the Company had $3,092 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Syntonic because such information is not material to the Company's financial results.
The revenues and income before income taxes from Syntonic included in the Company's consolidated results for the fiscal year ended June 30, 2019 were $993 and $133, respectively. The Syntonic results include expenses resulting from purchase accounting which include amortization of intangible assets.
GECO AVIONICS AQUISITION
On January 29, 2019, the Company acquired GECO Avionics, LLC (“GECO”). Based in Mesa, Arizona, GECO has over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions. The Company acquired GECO for an all cash purchase price of $36,500, prior to net working capital and net debt adjustments, which was funded through the Revolver.

The following table presents the net purchase price and the fair values of the assets and liabilities of GECO on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$36,500
Net purchase price	$36,500

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable	$1,320
Inventory	1,454
Fixed assets	459
Accounts payable	(217)
Accrued expenses	(239)
Estimated fair value of net tangible assets acquired	2,777
Estimated fair value of identifiable intangible assets	12,500
Estimated goodwill	21,223
Estimated fair value of net assets acquired	36,500
Net purchase price	$36,500

The amounts above represent the preliminary fair value estimates as of June 30, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $6,700 with a useful life of 11 years, completed technology of $4,800 with a useful life of 10 years and backlog of $1,000 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $21,223 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Sensor and Mission Processing (“SMP”) reporting unit. Since GECO was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of June 30, 2019, the Company had $20,984 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to GECO because such information is not material to the Company's financial results.
The revenues and loss before income taxes from GECO included in the Company's consolidated results for the fiscal year ended June 30, 2019 were $6,834 and $112, respectively. The GECO results include expenses resulting from purchase accounting which include amortization of intangible assets and inventory step-up.
GERMANE SYSTEMS ACQUISITION
On July 31, 2018, the Company acquired Germane Systems, LC (“Germane”). Based in Chantilly, Virginia, Germane is an industry leader in the design, development and manufacturing of rugged servers, computers and storage systems for command, control and intelligence (“C2I”) applications. The Company acquired Germane for an all cash purchase price of $45,000, prior to net working capital and net debt adjustments. The Company funded the acquisition with borrowings obtained under the Revolver. On December 12, 2018 the Company and former owners of Germane agreed to post-closing adjustments totaling $1,244, which decreased the Company's net purchase price.

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

The amounts above represent the preliminary fair value estimates as of June 30, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $8,500 with a useful life of 11 years, completed technology of $4,200 with a useful life of eight years and backlog of $210 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill. On July 31, 2019, the measurement period for Germane expired.
The goodwill of $23,111 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the MDS reporting unit. Since Germane was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of June 30, 2019, the Company had $22,102 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Germane because such information is not material to the Company's financial results.
The revenues and income before income taxes from Germane included in the Company's consolidated results for the fiscal year ended June 30, 2019 were $46,767 and $3,132, respectively. The Germane results include expenses resulting from purchase accounting which include amortization of intangible assets and inventory step-up.
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
Based in Fremont, California, Themis is a leading designer, manufacturer and integrator of commercial, SWaP-optimized rugged servers, computers and storage systems for U.S. and international markets. Under the terms of the Merger Agreement, the merger consideration (including payments with respect to outstanding stock options) consisted of an all cash purchase price of approximately $180,000, prior to net working capital and net debt adjustments. The merger consideration is subject to post-closing adjustments based on a determination of closing net working capital, transaction expenses and net debt (all as defined in the Merger Agreement). The Company funded the acquisition with borrowings obtained under the Revolver. On July 13, 2018, the Company and former owners of Ceres agreed to post-closing adjustments totaling $700, which decreased the Company's net purchase price.
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
The goodwill of $112,987 largely reflects the potential synergies and expansion of the Company's offerings across product lines and MDS reporting unit and is not tax deductible.

D.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2019:

	Fair Value Measurements
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$31,522	$—	$31,522	$—
Total	$31,522	$—	$31,522	$—

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2018:

	Fair Value Measurements
	June 30, 2018	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$1,056	$—	$1,056	$—
Total	$1,056	$—	$1,056	$—

The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s certificates of deposit are determined through quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. The Company terminated its interest rate swap during the fourth quarter of fiscal 2019 in conjunction with the net proceeds generated by the follow-on equity offering. As such, the Company had no interest rate swaps as of June 30, 2019.
E.Inventory
Inventory was comprised of the following:

	June 30,
	2019	2018
Raw materials	$84,561	$61,748
Work in process	38,525	30,841
Finished goods	14,026	15,996
Total	$137,112	$108,585

The $28,527 increase in inventory was primarily due to an increase in overall demand, especially for larger, more complex sub-assemblies and integrated sub-systems and the acquisitions of Germane and GECO.

F.	Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	June 30,
		2019	2018
Computer equipment and software	3-4	$78,195	$71,799
Furniture and fixtures	5	5,330	4,927
Leasehold improvements	lesser of estimated useful life or lease term	25,646	21,552
Machinery and equipment	5-10	63,792	47,419
		172,963	145,697
Less: accumulated depreciation		(112,962)	(94,717)
		$60,001	$50,980

The $9,021 increase in property and equipment was primarily due to current year additions and property and equipment associated with the acquisitions of Germane, GECO, Athena and Syntonic. These increases were partially offset by ongoing depreciation expense. During fiscal 2019 and 2018, the Company retired $3,980 and $611, respectively, of computer equipment and software, furniture, and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended June 30, 2019, 2018 and 2017 was $18,478, $16,273 and $12,589, respectively.

G.Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the year ended June 30, 2019:

	SMP	AMS	MDS	Total
Balance at June 30, 2018	$119,560	$218,147	$159,735	$497,442
Goodwill adjustment for the Themis acquisition			139	139
Goodwill arising from the Germane acquisition			23,111	23,111
Goodwill arising from the GECO acquisition	21,223			21,223
Goodwill arising from the Syntonic acquisition		4,232		4,232
Goodwill arising from the Athena acquisition			15,999	15,999
Balance at June 30, 2019	$140,783	$222,379	$198,984	$562,146

As defined by ASC 350, goodwill is tested for impairment on an interim basis at the occurrence of certain triggering events or at a minimum on an annual basis. In fiscal 2019, there were no triggering events which required an interim goodwill impairment test. The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2019 with no impairment noted.

H.	Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2019
Customer relationships	$167,460	$(38,308)	$129,152	11.4 years
Licensing agreements and patents	1,505	(1,022)	483	3.5 years
Completed technologies	97,592	(22,246)	75,346	9.0 years
Backlog	1,610	(467)	1,143	1.6 years
	$268,167	$(62,043)	$206,124
June 30, 2018
Customer relationships	$171,940	$(46,505)	$125,435	10.7 years
Licensing agreements and patents	1,506	(640)	866	3.5 years
Completed technologies	62,392	(13,101)	49,291	8.1 years
Backlog	7,650	(5,338)	2,312	1.6 years
	$243,488	$(65,584)	$177,904

Estimated future amortization expense for intangible assets remaining at June 30, 2019 is as follows:

Fiscal Year	Totals
2020	$27,606
2021	26,390
2022	26,002
2023	24,020
2024	20,869
Thereafter	81,237
Total future amortization expense	$206,124

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Athena acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2019.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technologies	$23,700	$(358)	$23,342	11.0 years
	$23,700	$(358)	$23,342

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Syntonic acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2019.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$4,200	$(70)	$4,130	10.0 years
Completed technologies	2,500	(46)	2,454	9.0 years
Backlog	400	(67)	333	1.0 year
	$7,100	$(183)	$6,917
The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the GECO acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2019.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$6,700	$(254)	$6,446	11.0 years
Completed technologies	4,800	(200)	4,600	10.0 years
Backlog	1,000	(208)	792	2.0 years
	$12,500	$(662)	$11,838
The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Germane acquisition. These assets are included in the Company's gross and net carrying amounts as of June 30, 2019.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$8,500	$(708)	$7,792	11.0 years
Completed technologies	4,200	(482)	3,718	8.0 years
Backlog	210	(193)	17	1.0 year
	$12,910	$(1,383)	$11,527

I.Restructuring
During fiscal 2019, the Company incurred $560 of net restructuring and other charges primarily related to severance costs associated with the recently acquired Germane business. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
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
The following table presents the detail of expenses for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2017	$1,365	$—	$1,365
Restructuring charges	3,181	230	3,411
Cash paid	(2,546)	(177)	(2,723)
Reversals (*)	(199)	(53)	(252)
Restructuring liability at June 30, 2018	1,801	—	1,801
Restructuring charges	549	80	629
Cash paid	(2,333)	(24)	(2,357)
Reversals (*)	(13)	(56)	(69)
Restructuring liability at June 30, 2019	$4	$—	$4
(*) Reversals result from the unused outplacement services and operating costs.
J.Income Taxes
The components of income before income taxes and income tax expense were as follows:

	Year Ended June 30,
	2019	2018	2017
Income before income taxes:
United States	$57,281	$43,368	$30,499
Foreign	2,246	(795)	569
	$59,527	$42,573	$31,068
Tax provision (benefit):
Federal:
Current	$11,454	$4,470	$11,476
Deferred	(3,008)	(4,527)	(7,645)
	8,446	(57)	3,831
State:
Current	5,194	2,370	3,650
Deferred	(1,421)	(537)	(1,684)
	3,773	1,833	1,966
Foreign:
Current	546	186	240
Deferred	(13)	(272)	156
	533	(86)	396
	$12,752	$1,690	$6,193

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Year Ended June 30,
	2019	2018	2017
Tax provision at federal statutory rates	21.0%	28.0%	35.0%
State income tax, net of federal tax benefit	5.9	5.6	4.9
Research and development credits	(4.5)	(5.1)	(6.1)
Excess tax benefits on stock compensation	(4.5)	(18.5)	(13.1)
Domestic manufacturing deduction	—	(2.0)	(3.9)
Deemed repatriation of foreign earnings	—	1.9	(0.1)
Foreign income tax rate differential	0.1	0.3	0.2
Officer and equity compensation	2.0	1.7	1.8
Acquisition costs	0.1	1.4	0.9
Reserves for tax contingencies	0.3	0.3	(0.6)
Benefit from tax rate changes	—	(2.3)	—
Impacts related to acquired tax attributes	—	(8.7)	—
Other	1.0	1.4	0.9
	21.4%	4.0%	19.9%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted by the U.S. government. The Tax Act impacted the U.S. corporate tax rate that the Company will use going forward, which has been reduced to 21% from 35%. As the Company has a June 30 fiscal year-end, the lower U.S. corporate tax rate was phased in, resulting in a U.S. corporate tax rate of approximately 28% for the Company's fiscal year ended June 30, 2018, and 21% for fiscal year ended June 30, 2019 and subsequent fiscal years.
The Tax Act also includes items that increase the Company’s tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on deductions for executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments including, but not limited to, state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from GAAP income.
The effective tax rate for fiscal 2019 differed from the federal statutory rate primarily due to benefits related to research and development tax credits and excess tax benefits for equity compensation. These benefits are offset by additional tax expense for state and local income taxes, non-deductible officer compensation and non-deductible equity compensation. During fiscal 2019 and 2018, the Company recognized a discrete tax benefit of $2,672 and $7,897, respectively, related to excess tax benefits on stock-based compensation.

The components of the Company’s net deferred tax liabilities were as follows:

	June 30,
	2019	2018
Deferred tax assets:
Inventory valuation and receivable allowances	$10,313	$8,476
Accrued compensation	4,644	3,803
Equity compensation	4,595	3,944
Federal and state research and development tax credit carryforwards	15,510	18,784
Other accruals	1,128	1,085
Deferred compensation	1,561	1,561
Acquired net operating loss carryforward	721	1,634
Capital loss carryforwards	2,354	2,413
Other temporary differences	2,258	1,565
	43,084	43,265
Valuation allowance	(16,666)	(16,992)
Total deferred tax assets	26,418	26,273
Deferred tax liabilities:
Prepaid expenses	(848)	(696)
Property and equipment	(4,927)	(4,436)
Intangible assets	(38,399)	(34,546)
Other temporary differences	(58)	(230)
Total deferred tax liabilities	(44,232)	(39,908)
Net deferred tax liabilities	$(17,814)	$(13,635)

As reported:
Deferred tax liabilities	$(17,814)	$(13,635)
	$(17,814)	$(13,635)

At June 30, 2019, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past operating results, its forecast of future earnings, future taxable income, and tax planning strategies. The Company continues to conclude that it is more likely than not that most domestic deferred tax assets would be realizable based on recent financial performance, projected future taxable income and the reversal of existing deferred tax liabilities.
The Company continues to record a full valuation allowance on capital loss carryforwards and certain state research and development credits as of June 30, 2019 as management continues to believe that it is not more likely than not that these deferred tax assets would be realized. Any future reversals of the valuation allowance will impact income tax expense.
The Company had federal research and development credit carryforwards of $345, which will begin to expire in 2029. The Company had state research and development credit carryforwards of $15,165, which will expire from 2019 through 2033.
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
On August 21, 2018, the Internal Revenue Service (“IRS”) provided initial guidance on amendments made to the limitation on executive compensation by the Tax Act. During the three months ended September 30, 2018, the Company recorded an unrecognized tax position as a result of this guidance. Upon further technical and legal analysis, the Company determined that it’s position no longer required a reserve. No other material changes to the Company’s unrecognized tax positions occurred during fiscal 2019.

The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Year Ended June 30,
	2019	2018
Unrecognized tax benefits, beginning of period	$998	$804
Increases for previously recognized positions	—	—
Settlements of previously recognized positions	—	—
Reductions as a result of a lapse of the applicable statute of limitations	—	(81)
Increases for currently recognized positions	275	315
Reductions for previously recognized positions	—	(40)
Unrecognized tax benefits, end of period	$1,273	$998

The $1,273 of unrecognized tax benefits as of June 30, 2019, if released, would reduce income tax expense.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The total amount of gross interest and penalties accrued was $84 as of June 30, 2019 and 2018. In connection with tax matters, the Company recognized interest and penalty expense in fiscal 2019, 2018 and 2017 of $101, $42 and $30, respectively.
The Company’s major tax jurisdiction is the U.S. and the open tax years are fiscal 2016 through 2019.
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
PURCHASE COMMITMENTS
As of June 30, 2019, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $73,762.

LEASE COMMITMENTS
The Company leases certain facilities, machinery and equipment under various cancelable and non-cancelable operating leases that expire at various dates through fiscal 2032. The leases contain various renewal options. Rental charges are subject to escalation for increases in certain operating costs of the lessor. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. Rental expense during the fiscal years ended June 30, 2019, 2018 and 2017 was $8,710, $6,534 and $7,774, respectively. Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Fiscal Year	Totals
2020	$10,205
2021	8,949
2022	8,280
2023	7,414
2024	6,496
Thereafter	28,286
Total minimum lease payments	$69,630

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
L.Debt
Revolving Credit Facilities
On May 2, 2016, the Company and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent. The Credit Agreement provided for a $200,000 term loan facility (“the Term Loan”) and a $100,000 revolving credit facility.
On June 27, 2017, the Company amended the Credit Agreement to increase and extend the borrowing capacity of the Revolver to $400,000 expiring in June 2022 (“the Amended Credit Agreement”). In connection with the amendment, the Company also repaid the remaining principal and accrued and unpaid interest outstanding on the Term Loan using cash on hand at which point the Term Loan portion of the Credit Agreement was cancelled.
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. The Company evaluated the amended Credit Agreement under ASC 470, Debt, and determined that the amendment represented a modification of the Credit Agreement. Due to the increase in the borrowing capacity of the Revolver, new costs associated with the amendment and the previous balance of unamortized deferred financing costs totaling $5,713, are being amortized to other income (expense), net on a straight line basis over the new term of the Revolver. As of June 30, 2019, there were no outstanding borrowings against the Revolver. The Company incurred interest expense from the Revolver of $9,109 and $2,850 for the years ended June 30, 2019 and 2018, respectively. There were also outstanding letters of credit of $1,737 as of June 30, 2019.
Maturity
The Revolver has a five years maturity, which was extended to September 28, 2023.
Interest Rates and Fees
Borrowings under the Revolver bear interest, at the Company’s option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage is set at LIBOR plus 1.5% and is established pursuant to a pricing grid based on the Company's total net leverage ratio.
In addition to interest on the aggregate outstanding principal amounts of any borrowings, the Company will also pay a quarterly commitment fee on the unutilized commitments under the Revolver. The applicable percentage is pursuant to a pricing grid based on the Company's total net leverage ratio. As of June 30, 2019, the stated interest rate for unutilized commitments was 0.25% per annum. The Company will also pay customary letter of credit and agency fees.
Covenants and Events of Default
The Revolver provides for customary negative covenants. The Revolver also requires the Company to comply with certain financial covenants, including a quarterly minimum consolidated cash interest charge ratio test and a quarterly maximum consolidated total net leverage ratio test.
The Revolver also provides for customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Revolver will be entitled to take various actions, including the termination of unutilized commitments, the acceleration of amounts outstanding under the Revolver and all actions permitted to be taken by a secured creditor. As of June 30, 2019, the Company was in compliance with all covenants and conditions under the Revolver.
Guarantees and Security
The Company's obligations under the Revolver are guaranteed by certain of its material domestic wholly-owned restricted subsidiaries (the “Guarantors”). The obligations of both the Company and the Guarantors are secured by a perfected security interest in substantially all of the assets of the Company and the Guarantors, in each case, now owned or later acquired, including a pledge of all of the capital stock of substantially all of its domestic wholly-owned restricted subsidiaries and 65% of the capital stock of certain of its foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.
M.Employee Benefit Plans
Pension Plan
The Company maintains a pension plan (the “Plan”) for its Swiss employees, which is administered by an independent pension fund. The Plan is mandated by Swiss law and meets the criteria for a defined benefit plan under ASC 715, Compensation—Retirement Benefits (“ASC 715”), since participants of the Plan are entitled to a defined rate of return on contributions made. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies for which the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan.
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan.
On January 1, 2019, the independent pension fund changed the conversion rate for accumulated retirement savings. The Company’s results contain the effects of this change in conversion rates by the independent pension fund as prior service costs. These prior service costs are amortized from AOCI to net periodic benefit costs over approximately 10 years.
At June 30, 2019, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at June 30, 2019 and 2018 was a net liability of $9,186 and $6,098, respectively, which is recorded in other non-current liabilities on the consolidated balance sheets. The Company recorded a net loss of $2,350 and a net gain of $354 in AOCI during the year ended June 30, 2019 and 2018, respectively. Total employer contributions to the Plan were $741 during the year ended June 30, 2019, and the Company's total expected employer contributions to the Plan during fiscal 2020 are $822.

The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Fiscal Year	Total
2020	$761
2021	733
2022	883
2023	1,197
2024	1,040
Thereafter (next 5 years)	5,529
Total	$10,143

The following table outlines the components of net periodic benefit cost of the Plan for the year ended June 30, 2019 and 2018:

	Year Ended June 30,
	2019	2018
Service cost	$903	$835
Interest cost	156	121
Expected return on assets	(183)	(162)
Amortization of prior service cost	(61)	39
Net periodic benefit cost	$815	$833

The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the year ended June 30, 2019 and 2018:

	Year Ended June 30,
	2019	2018
Discount rate	0.50%	0.85%
Expected rate of return on Plan assets	1.50%	1.50%
Expected inflation	1.20%	1.20%
Rate of compensation increases	1.50%	1.20%

The calculation of the projected benefit obligation (“PBO”) utilized BVG 2015 Generational data for assumptions related to the mortality rates, disability rates, turnover rates, and early retirement ages.
The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Year Ended June 30,
	2019	2018
Projected benefit obligation, beginning	$18,127	$17,526
Service cost	903	835
Interest cost	156	121
Employee contributions	3,577	1,931
Actuarial gain	2,859	466
Benefits paid	(1,607)	(1,215)
Plan amendment	—	(941)
Foreign exchange loss (gain)	259	(596)
Projected benefit obligation at end of year	$24,274	$18,127

The following table presents the change in Plan assets for the periods presented:

	Year Ended June 30,
	2019	2018
Fair value of Plan assets, beginning	$12,029	$10,925
Actual return on Plan assets	167	167
Company contributions	741	608
Employee contributions	3,577	1,931
Benefits paid	(1,607)	(1,215)
Foreign exchange gain (loss)	181	(387)
Fair value of Plan assets at end of year	$15,088	$12,029

The following table presents the Company's reconciliation of funded status for the period presented:

	June 30, 2019	June 30, 2018
Projected benefit obligation at end of year	$24,274	$18,127
Fair value of plan assets at end of year	15,088	12,029
Funded status	$(9,186)	$(6,098)

The fair value of Plan assets were $15,088 at June 30, 2019. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during years ended June 30, 2019 or 2018. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of June 30, 2019, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. During fiscal 2019, 2018 and 2017, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $4,525, $3,684 and $3,206 during the fiscal years ended June 30, 2019, 2018, and 2017, respectively.
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
FOLLOW-ON EQUITY OFFERING
On May 20, 2019 the Company announced the commencement of an underwritten public offering of 5,000 shares of its common stock, par value $0.01 , with an over-allotment allocation of an additional 750 shares. On May 23, 2019, the Company announced it upsized the initial 5,000 share public offering to 6,000 shares, with an over-allotment allocation of 900 shares. On May 31, 2019 the Company closed the offering, including the full over-allotment allocation, selling an aggregate of 6,900 shares of common stock at a price to the public of $69.00 for total net proceeds of $454,343.
O.    Stock-Based Compensation
STOCK INCENTIVE PLANS
The Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) on July 23, 2018. The 2018 Plan became effective upon the approval of shareholders at the Company’s annual meeting held on October 24, 2018. The aggregate number of shares authorized for issuance under the 2018 Plan is 2,862 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) at the time of shareholder approval of the 2018 Plan. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 3,512 shares available for future grant under the 2018 Plan at June 30, 2019.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2019, 2018, and 2017 was 102, 82 and 96, respectively. Shares available for future purchase under the ESPP totaled 118 at June 30, 2019.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/30/2019
Outstanding at June 30, 2017	51	$13.53	0.60
Granted	—	—
Exercised	(47)	14.12
Cancelled	—	—
Outstanding at June 30, 2018	4	$5.52	3.13
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2019	4	$5.52	2.13	$227
Vested and expected to vest at June 30, 2019	4	$5.52	2.13	$227
Exercisable at June 30, 2019	4	$5.52	2.13	$227

There were no options exercised during fiscal 2019. The intrinsic value of the options exercised during fiscal years 2018, and 2017 was $1,780 and $3,762, respectively. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2019, 2018 and 2017, there was no unrecognized compensation cost related to non-vested options granted under the Company’s stock plans. There were no stock options granted during fiscal years 2019, 2018 or 2017.

The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2017:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	1,564	$18.93
Granted	521	47.28
Vested	(821)	46.71
Forfeited	(129)	31.41
Outstanding at June 30, 2018	1,135	$27.26
Granted	468	52.50
Vested	(478)	51.50
Forfeited	(79)	36.97
Outstanding at June 30, 2019	1,046	$39.62

The total fair value of restricted stock awards vested during fiscal years 2019, 2018, and 2017 was $24,596, $38,344 and $19,402, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2019, there was $32,886 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.5 years from June 30, 2019. As of June 30, 2018, there was $24,740 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.3 years from June 30, 2018.
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the consolidated statements of operations for the fiscal years 2019 and 2018 in accordance with ASC 718. The Company had $241 and $317 of capitalized stock-based compensation expense on the consolidated balance sheet as of June 30, 2019 and 2018, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s consolidated statement of operations:

	Year Ended June 30,
	2019	2018	2017
Cost of revenues	$820	$502	$531
Selling, general and administrative	16,188	14,828	13,212
Research and development	2,414	1,984	1,598
Stock-based compensation expense before tax	19,422	17,314	15,341
Income taxes	(5,263)	(5,713)	(5,874)
Stock-based compensation expense, net of income taxes	$14,159	$11,601	$9,467

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

The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2019
Net revenues to unaffiliated customers	$599,422	$49,332	$5,990	$—	$654,744
Inter-geographic revenues	10,570	1,343	—	(11,913)	—
Net revenues	$609,992	$50,675	$5,990	$(11,913)	$654,744
Identifiable long-lived assets (1)	$54,952	$5,037	$12	$—	$60,001
YEAR ENDED JUNE 30, 2018
Net revenues to unaffiliated customers	$450,218	$35,000	$7,966	$—	$493,184
Inter-geographic revenues	10,650	925	—	(11,575)	—
Net revenues	$460,868	$35,925	$7,966	$(11,575)	$493,184
Identifiable long-lived assets (1)	$47,997	$2,974	$9	$—	$50,980
YEAR ENDED JUNE 30, 2017
Net revenues to unaffiliated customers	$380,538	$22,242	$5,808	$—	$408,588
Inter-geographic revenues	7,637	44	—	(7,681)	—
Net revenues	$388,175	$22,286	$5,808	$(7,681)	$408,588
Identifiable long-lived assets (1)	$50,340	$1,288	$15	$—	$51,643

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
The following table presents the Company's net revenue by end market for the periods presented:

	Year Ended June 30,
	2019	2018	2017
Domestic (1)	$580,935	$410,050	$341,699
International/Foreign Military Sales (2)	73,809	83,134	66,889
Total Net Revenue	$654,744	$493,184	$408,588
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

The following table presents the Company's net revenue by end application for the periods presented:

	Year Ended June 30,
	2019	2018	2017
Radar (1)	$164,046	$159,737	$150,441
Electronic Warfare (2)	128,841	114,801	106,446
Other Sensor and Effector (3)	90,245	48,088	27,719
Total Sensor and Effector	383,132	322,626	284,606
C4I (4)	183,172	87,414	31,679
Other (5)	88,440	83,144	92,303
Total Net Revenues	$654,744	$493,184	$408,588
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Year Ended June 30,
	2019	2018	2017
Components (1)	$184,870	$142,982	$105,669
Modules and Sub-assemblies (2)	180,873	194,377	161,973
Integrated Subsystems (3)	289,001	155,825	140,946
Total Net Revenues	$654,744	$493,184	$408,588
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
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Year Ended June 30,
	2019	2018	2017
Raytheon Company	20%	19%	16%
Lockheed Martin Corporation	17%	19%	20%
	37%	38%	36%

While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the year ended June 30, 2019, 2018 and 2017.

Q.	Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. On January 11, 2019, the Company entered into an interest rate swap (the “Swap”) with Bank of America, N.A. for a notional amount of $175,000 in order to fix the interest rate associated with a portion of the Revolver. The Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The Swap would have matured on September 28, 2023, coterminous with the maturity of the Revolver. The Swap established a fixed interest rate on the first $175,000 of the Company's outstanding borrowings against the Revolver obligation at 2.54%. The Company incurred $5,400 in expense associated with the termination of the interest rate swap in conjunction with leveraging the net proceeds generated by our follow-on equity offering to pay down the balance on the Revolver during the fourth quarter of fiscal 2019. There were no outstanding interest rate derivatives at June 30, 2019.
R.    Subsequent Events
On July 30, 2019, the Company announced the pending purchase agreement to acquire American Panel Corporation (“APC”). Based in Alpharetta, Georgia, APC is a leading innovator in large area display technology. Their capabilities are deployed on a wide range of Defense and Commercial aviation platforms. The Company's agreement to acquire APC is for an all cash purchase price of $100,000, subject to net working capital and net debt adjustments. The acquisition and associated transaction expenses will be funded with cash on hand.
Effective as of July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June.
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

2019 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$144,056	$159,089	$174,636	$176,963
Gross margin	$61,583	$70,887	$73,847	$79,839
Income from operations	$13,810	$19,861	$22,062	$20,851
Income before income taxes	$10,608	$16,866	$19,466	$12,587
Income tax provision (benefit)	$3,129	$4,483	$5,357	$(217)
Net income	$7,479	$12,383	$14,109	$12,804
Net income per share:
Basic net income per share	$0.16	$0.26	$0.30	$0.26
Diluted net income per share	$0.16	$0.26	$0.29	$0.25

2018 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$106,069	$117,912	$116,336	$152,867
Gross margin	$50,674	$54,160	$52,766	$68,258
Income from operations	$10,371	$10,888	$6,838	$18,888
Income before income taxes	$9,572	$10,468	$5,905	$16,628
Income tax (benefit) provision	$(8,381)	$1,335	$2,209	$6,527
Net income	$17,953	$9,133	$3,696	$10,101
Net income per share:
Basic net income per share	$0.39	$0.20	$0.08	$0.22
Diluted net income per share	$0.38	$0.19	$0.08	$0.21

Due to the effects of rounding, the sum of the four quarters does not equal the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 30, 2019 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2019 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2019.  The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
The audited consolidated financial statements of the Company include the results of the acquired Germane and GECO businesses on and after July 31, 2018 and January 29, 2019, respectively and the acquired Athena and Syntonic businesses on and after April 18, 2019, as described in Note C to the Consolidated Financial Statements.  Upon consideration of the scope of fiscal 2019, the Germane, GECO, Athena and Syntonic acquisitions, and the time constraints under which our management’s assessment would have to be made, management determined that it would not conduct an assessment of their internal controls over financial reporting environment as allowable under section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the management’s assessment of internal controls for fiscal year 2019.  However, management is in the process of integrating these four entities into the overall internal control over financial reporting environment for fiscal year 2020. The Company’s consolidated financial statements reflect revenues and total assets from the acquired Germane, GECO, Athena and Syntonic business of approximately 7 percent and 11 percent (of which 8 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of and for the year ended June 30, 2019.

(d)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2019 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the Germane, GECO, Athena and Syntonic businesses into our overall internal control over financial reporting environment.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2019, 2018, and 2017
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended June 30, 2019, 2018, and 2017
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2019, 2018 AND 2017
(In thousands)
Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2019	$359	$1,223	$264	$90	$1,228
2018	$83	$359	$31	$52	$359
2017	$92	$22	$—	$31	$83
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2019	$16,992	$(326)	$—	$—	$16,666
2018	$16,570	$422	$—	$—	$16,992
2017	$18,472	$(1,902)	$—	$—	$16,570

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 87, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 15, 2019.

MERCURY SYSTEMS, INC.

By	/s/ MICHAEL D. RUPPERT
Michael D. Ruppert EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 15, 2019
Mark Aslett
/S/ MICHAEL D. RUPPERT	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 15, 2019
Michael D. Ruppert
/S/ MICHELLE M. MCCARTHY	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	August 15, 2019
Michelle M. McCarthy
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 15, 2019
Vincent Vitto
/S/ JAMES K. BASS	Director	August 15, 2019
James K. Bass
/S/ MICHAEL A. DANIELS	Director	August 15, 2019
Michael A. Daniels
/S/ LISA S. DISBROW	Director	August 15, 2019
Lisa S. Disbrow
/S/ MARY LOUISE KRAKAUER	Director	August 15, 2019
Mary Louise Krakauer
/S/ BARRY R. NEARHOS	Director	August 15, 2019
Barry R. Nearhos
/S/ WILLIAM K. O’BRIEN	Director	August 15, 2019
William K. O’Brien

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
1.1
Underwriting Agreement, dated January 26, 2017, among the Company as issuer and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company's current report on Form 8-K filed on January 27, 2017)

1.2
Underwriting Agreement, dated May 22, 2019, among the Company as issuer and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s current report on Form 8-K filed on May 23, 2019)

3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.2	Bylaws, amended and restated, effective as of July 1, 2019 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on July 25, 2019)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
10.1*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on October 29, 2015)
10.2*
Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)

10.3*	2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed on September 20, 2016)
10.4.1*
Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.4.2*
Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.4.3*
Form of Deferred Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8.3 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.4.4*
Form of Stock Option Agreement for performance stock options under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on September 28, 2007)

10.4.5*
Form of Amended and Restated Performance-Based Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014)

10.5*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 24, 2019)
10.6.1*
Form of Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.6.2*
Form of Restricted Stock Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.6.3*
Form of Deferred Stock Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.6.4*
Form of Performance-Based Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.6.5*
Form of Performance-Based Restricted Stock Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.7.1*
Form of Change in Control Severance Agreement between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.9.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.7.2*
Form of Change in Control Severance Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.9.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

10.8†	Compensation Policy for Non-Employee Directors
10.9.1*
Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)

10.9.2*
First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)

10.9.3*
Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)

10.9.4*†	Third Amendment to Employment Agreement, dated as of August 13, 2019, by and between the Company and Mark Aslett
10.10*	Agreement, dated July 12, 2016, by and between the Company and Christopher C. Cambria
10.11.1
Credit Agreement, dated May 2, 2016, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on May 2, 2016)

10.11.2
Amendment No. 1 to Credit Agreement, dated June 27, 2017, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 27, 2017)

10.11.3
Amendment No. 3 to Credit Agreement, dated September 28, 2018, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 1, 2018)

10.12
Agreement and Plan of Merger by and among the Company, Thunderbird Merger Sub, Inc., Ceres Systems and the Shareholder Representatives Named Herein Dated as of December 21, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 1, 2018)

10.13*
Letter Agreement, dated August 7, 2014, as amended to date, between Michael D. Ruppert and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 6, 2018)

10.14*†	Form of Severance Benefits Agreement between the Company and Non-CEO Executives
12.1†	Computation of Ratio of Earnings to Fixed Charges
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM NO.	DESCRIPTION OF EXHIBIT
101†
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements

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