Form 10-Q
period 2019-09-27
MERCURY SYSTEMS INC
filed 2019-11-05
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
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
Shares of Common Stock outstanding as of October 31, 2019: 55,536,945 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 27, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$161,299	$257,932
Accounts receivable, net of allowance for doubtful accounts of $1,463 and $1,228 at September 27, 2019 and June 30, 2019, respectively	108,904	118,832
Unbilled receivables and costs in excess of billings	68,568	57,387
Inventory	148,500	137,112
Prepaid income taxes	3,171	90
Prepaid expenses and other current assets	12,599	10,819
Total current assets	503,041	582,172
Property and equipment, net	65,946	60,001
Goodwill	617,175	562,146
Intangible assets, net	230,187	206,124
Operating lease right-of-use assets	51,312	—
Other non-current assets	6,191	6,534
Total assets	$1,473,852	$1,416,977
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,940	$39,030
Accrued expenses	21,741	18,897
Accrued compensation	28,154	28,814
Deferred revenues and customer advances	9,235	11,291
Total current liabilities	94,070	98,032
Deferred income taxes	18,028	17,814
Income taxes payable	1,172	1,273
Operating lease liabilities	53,063	—
Other non-current liabilities	12,241	15,119
Total liabilities	178,574	132,238
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 54,533,941 and 54,247,532 shares issued and outstanding at September 27, 2019 and June 30, 2019, respectively	545	542
Additional paid-in capital	1,049,952	1,058,745
Retained earnings	245,990	226,743
Accumulated other comprehensive loss	(1,209)	(1,291)
Total shareholders’ equity	1,295,278	1,284,739
Total liabilities and shareholders’ equity	$1,473,852	$1,416,977

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	First Quarters Ended
	September 27, 2019	September 30, 2018
Net revenues	$177,304	$144,056
Cost of revenues	98,904	82,473
Gross margin	78,400	61,583
Operating expenses:
Selling, general and administrative	29,970	24,741
Research and development	21,870	14,948
Amortization of intangible assets	7,019	7,181
Restructuring and other charges	648	504
Acquisition costs and other related expenses	1,417	399
Total operating expenses	60,924	47,773
Income from operations	17,476	13,810
Interest income	1,187	66
Interest expense	—	(2,259)
Other expense, net	(1,434)	(1,009)
Income before income taxes	17,229	10,608
Tax (benefit) provision	(2,018)	3,129
Net income	$19,247	$7,479
Basic net earnings per share	$0.35	$0.16
Diluted net earnings per share	$0.35	$0.16

Weighted-average shares outstanding:
Basic	54,388	47,048
Diluted	55,078	47,697

Comprehensive income:
Net income	$19,247	$7,479
Foreign currency translation adjustments	75	(362)
Pension benefit plan, net of tax	7	(15)
Total other comprehensive income (loss), net of tax	82	(377)
Total comprehensive income	$19,329	$7,102
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the First Quarter Ended September 27, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	54,248	$542	$1,058,745	$226,743	$(1,291)	$1,284,739
Issuance of common stock under employee stock incentive plans	462	5	(2)	—	—	3
Purchase and retirement of common stock	(176)	(2)	(14,560)	—	—	(14,562)
Stock-based compensation	—	—	5,769	—	—	5,769
Net income	—	—	—	19,247	—	19,247
Other comprehensive income	—	—	—	—	82	82
Balance at September 27, 2019	54,534	$545	$1,049,952	$245,990	$(1,209)	$1,295,278

	For the First Quarter Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	46,924	$469	$590,163	$179,968	—	$1,291	$771,891
Issuance of common stock under employee stock incentive plans	382	4	(4)	—		—	—
Purchase and retirement of common stock	(137)	(1)	(6,811)	—		—	(6,812)
Stock-based compensation	—	—	4,440	—		—	4,440
Net income	—	—	—	7,479		—	7,479
Other comprehensive loss	—	—	—	—		(377)	(377)
Balance at September 30, 2018	47,169	$472	$587,788	$187,447		$914	$776,621

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarters Ended
	September 27, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$19,247	$7,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,381	11,546
Stock-based compensation expense	5,659	4,679
Provision (benefit) for deferred income taxes	238	(381)
Other non-cash items	548	1,222
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	2,230	(5,891)
Inventory	298	(4,553)
Prepaid income taxes	(3,087)	(2,977)
Prepaid expenses and other current assets	(877)	68
Other non-current assets	(64)	88
Accounts payable, accrued expenses, and accrued compensation	(6,275)	(2,025)
Deferred revenues and customer advances	(826)	8,828
Income taxes payable	(2,972)	1,873
Other non-current liabilities	(1,190)	73
Net cash provided by operating activities	24,310	20,029
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(96,502)	(46,273)
Purchases of property and equipment	(9,595)	(3,727)
Net cash used in investing activities	(106,097)	(50,000)
Cash flows from financing activities:
Proceeds from employee stock plans	3	—
Purchase and retirement of common stock	(14,562)	(6,812)
Borrowings under credit facilities	—	45,000
Payments of deferred financing and offering costs	—	(1,851)
Net cash (used in) provided by financing activities	(14,559)	36,337
Effect of exchange rate changes on cash and cash equivalents	(287)	(18)
Net (decrease) increase in cash and cash equivalents	(96,633)	6,348
Cash and cash equivalents at beginning of period	257,932	66,521
Cash and cash equivalents at end of period	$161,299	$72,869
Cash paid during the period for:
Interest	$—	$3,442
Income taxes	$3,647	$4,291
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

A.	Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading commercial provider of secure sensor and safety-critical mission processing subsystems. Headquartered in Andover, Massachusetts, the Company is delivering solutions that power a broad range of critical aerospace, commercial aviation, defense and intelligence programs, configured and optimized for mission success in some of the most challenging and demanding environments. The Company's innovative next-generation defense electronics business model is designed to meet the industry’s current and emerging technology and business needs by delivering affordable state-of-the-art solutions, rapid time-to-value, service and support to the Company's defense prime contractor customers. The Company's products and solutions have been deployed in more than 300 programs with over 25 different defense prime contractors, a testament to its deep domain expertise and culture of innovation.

B.	Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2019 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 15, 2019. The results for the first quarter ended September 27, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Effective July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to the first quarter of fiscal 2020 are to the quarter ending September 27, 2019. There were 13-weeks during the first quarters ended September 27, 2019 and September 30, 2018, respectively. There have been no reclassifications of prior comparable periods due to this change.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive (loss) income (“AOCI”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in other expense, net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.

LEASES
Effective July 1, 2019, the Company adopted ASC 842, Leases, (“ASC 842”), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. The Company has adopted ASC 842 using the optional transition method and, as a result, there have been no reclassifications of prior comparable periods due to this adoption.
The Company has arrangements involving the lease of facilities, machinery and equipment. Under ASC 842, at inception of the arrangement, the Company determines whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. This determination, among other considerations, involves an assessment of whether the Company can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.
The Company recognizes ROU assets and lease liabilities as of the lease commencement date based on the net present value of the future minimum lease payments over the lease term. ASC 842 requires lessees to use the rate implicit in the lease unless it is not readily determinable and then it may use its incremental borrowing rate (“IBR”) to discount the future minimum lease payments. Most of the Company's lease arrangements do not provide an implicit rate; therefore, the Company uses its IBR to discount the future minimum lease payments. The Company determines its IBR with its credit rating and current economic information available as of the commencement date, as well as the identified lease term. During the assessment of the lease term, the Company considers its renewal options and extensions within the arrangements and the Company includes these options when it is reasonably certain to extend the term of the lease.
The Company has lease arrangements with both lease and non-lease components. Consideration is allocated to lease and non-lease components based on estimated standalone prices. The Company has elected to exclude non-lease components from the calculation of its ROU assets and lease liabilities. In the Company's adoption of ASC 842, leases with an initial term of 12 months or less will not result in recognition of a ROU asset and a lease liability and will be expensed as incurred over the lease term. Leases of this nature were immaterial to the Company’s consolidated financial statements.
The Company has lease arrangements that contain incentives for tenant improvements as well as fixed rent escalation clauses. For contracts with tenant improvement incentives that are determined to be a leasehold improvement that will be owned by the lessee and the Company is reasonably certain to exercise, it records a reduction to the lease liability and amortizes the incentive over the identified term of the lease as a reduction to rent expense. The Company records rental expense on a straight-line basis over the identified lease term on contracts with rent escalation clauses.
Finance leases are not material to the Company's consolidated financial statements and the Company is not a lessor in any material lease arrangements. There are no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees in the Company's lease arrangements. Operating leases are included in Operating lease right-of-use assets, Accrued expenses, and Operating lease liabilities in the Company's Consolidated Balance Sheets. The standard had no impact on the Company's Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note N to the consolidated financial statements for more information regarding the adoption of this standard.
REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”). The Company is a leading commercial provider of secure sensor and safety-critical mission processing subsystems. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components; (ii) modules and sub-assemblies; and (iii) integrated subsystems. The Company also generates revenues from the performance of services, including systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 73% and 79% of revenues for the first quarters ended September 27, 2019 and September 30, 2018, respectively.
The Company also engages in long-term contracts for development, production and service activities and recognizes revenue for performance obligations over time. These long-term contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Long-term contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material contracts.

Total revenue recognized under long-term contracts over time was 27% and 21% of total revenues the first quarters ended September 27, 2019 and September 30, 2018, respectively.
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
All revenues are reported net of government assessed taxes (e.g., sales taxes or value-added taxes). Refer to Note L for disaggregation of revenue for the period.
ACCOUNTS RECEIVABLE
Accounts receivable, net, represents amounts that have been billed and are currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended as necessary. The allowance is based upon an assessment of the customers’ credit worthiness, history with the customer, and the age of the receivable balance. The Company typically invoices a customer upon shipment of the product (or completion of a service) for contracts where revenue is recognized at a point in time. For contracts where revenue is recognized over time, the invoicing events are typically based on specified performance obligation deliverables or milestone events, or quantifiable measures of performance.
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
The contract asset balances were $68,568 and $57,387 as of September 27, 2019 and June 30, 2019, respectively. The contract asset balance increased due to growth in revenue recognized under long-term contracts over time during the first quarter ended September 27, 2019. The contract liability balances were $11,940 and $12,362 as of September 27, 2019 and June 30, 2019, respectively. These balances remained consistent period over period.
Revenue recognized for the first quarter ended September 27, 2019 that was included in the contract liability balance at June 30, 2019 was $5,376. Revenue recognized for the first quarter ended September 30, 2018 that was included in the contract liability balance at June 30, 2018 was $7,366.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contract with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of September 27, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $214,880. The Company expects to recognize approximately 75% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.

WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	First Quarters Ended
	September 27, 2019	September 30, 2018
Basic weighted-average shares outstanding	54,388	47,048
Effect of dilutive equity instruments	690	649
Diluted weighted-average shares outstanding	55,078	47,697

Equity instruments to purchase 154 and 208 shares of common stock were not included in the calculation of diluted net earnings per share for the first quarters ended September 27, 2019 and September 30, 2018, because the equity instruments were anti-dilutive.
C. Acquisitions
AMERICAN PANEL CORPORATION ACQUISITION
On September 23, 2019, the Company acquired American Panel Corporation (“APC”). Based in Alpharetta, Georgia, APC is a leading innovator in large area display technology for Aerospace & Defense market. APC's capabilities are deployed on a wide range of next-generation platforms. The Company acquired APC for an all cash purchase price of $100,000, prior to net working capital and net debt adjustments. The Company funded the acquisition with cash on hand.
The following table presents the net purchase price and the fair values of the assets and liabilities of APC on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$100,826
Working capital and net debt adjustment	(5,952)
Liabilities assumed	2,454
Less cash acquired	(826)
Net purchase price	$96,502

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	826
Accounts receivable	3,726
Inventory	11,271
Fixed assets	690
Other current and non-current assets	3,494
Accounts payable	(1,498)
Accrued expenses	(1,014)
Other current and non-current liabilities	(5,749)
Estimated fair value of net tangible assets acquired	11,746
Estimated fair value of identifiable intangible assets	30,800
Estimated goodwill	54,782
Estimated fair value of net assets acquired	97,328
Less cash acquired	(826)
Net purchase price	$96,502

The amounts above represent the preliminary fair value estimates as of September 27, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $18,100 with a useful life of 11 years, completed technology of $10,400 with a useful life of 11 years and backlog of $2,300 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $54,782 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Sensor and Mission Processing (“SMP”) reporting unit. Since APC was a qualified subchapter S subsidiary, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of September 27, 2019, the Company had $55,666 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to APC because such information is not material to the Company's financial results.
The revenues and income before income taxes from APC included in the Company's consolidated results for the first quarter ended September 27, 2019 were $943 and $307, respectively.
THE ATHENA GROUP ACQUISITION
On April 18, 2019, the Company acquired The Athena Group, Inc. (“Athena”), a privately-held company based in Gainesville, Florida and a leading provider of cryptographic and countermeasure IP vital to securing defense computing systems. The Company acquired Athena for an all cash purchase price of $34,000, prior to net working capital and net debt adjustments, which was funded through the revolving credit facility (“the Revolver”).
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
The amounts above represent the preliminary fair value estimates as of September 27, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes completed technology of $23,700 with a useful life of 11 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $15,999 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets and is not tax deductible. The goodwill from this acquisition is reported under the Mercury Defense Systems (“MDS”) reporting unit. The Company has not furnished pro forma information relating to Athena because such information is not material to the Company's financial results.
SYNTONIC MICROWAVE LLC ACQUISITION
On April 18, 2019, the Company acquired Syntonic Microwave LLC (“Syntonic”), a privately held company based in Campbell, California and a leading provider of advanced synthesizers, wideband phase coherent tuners and microwave converters optimized for signals intelligence and electronic intelligence applications demanding frequency coverage up to 40 GHz with 2 GHz instantaneous bandwidth. The Company acquired Syntonic for an all cash purchase price of $12,000, prior to net working capital and net debt adjustments, which was funded through the Revolver.
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
The amounts above represent the preliminary fair value estimates as of September 27, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $4,200 with a useful life of 10 years, completed technology of $2,500 with a useful life of 9 years and backlog of $400 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $4,232 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Advanced Microelectronic Solutions (“AMS”) reporting unit. Since Syntonic was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of September 27, 2019, the Company had $3,040 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Syntonic because such information is not material to the Company's financial results.
GECO AVIONICS AQUISITION
On January 29, 2019, the Company announced that it had acquired GECO Avionics, LLC (“GECO”), a privately held company in Mesa, Arizona, with over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions. The Company acquired GECO for an all cash purchase price of $36,500, which was funded through the Revolver.

The following table presents the net purchase price and the fair values of the assets and liabilities of GECO on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$36,500
Net purchase price	$36,500

Estimated fair value of tangible assets acquired and liabilities assumed
Accounts receivable	$1,320
Inventory	1,454
Fixed assets	459
Accounts payable	(217)
Accrued expenses	(239)
Estimated fair value of net tangible assets acquired	2,777
Estimated fair value of identifiable intangible assets	12,700
Estimated goodwill	21,023
Estimated fair value of net assets acquired	36,500
Net purchase price	$36,500

The amounts above represent the preliminary fair value estimates as of September 27, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $6,900 with a useful life of 11 years, completed technology of $4,800 with a useful life of 10 years and backlog of $1,000 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $21,023 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the SMP reporting unit. Since GECO was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of September 27, 2019, the Company had $20,660 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to GECO because such information is not material to the Company's financial results.
GERMANE SYSTEMS AQUISITION
On July 31, 2018, the Company announced that it had entered into a membership interest purchase agreement (the “Purchase Agreement”) and acquired Germane Systems, LC (“Germane”) pursuant to the terms of the Purchase Agreement.
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

The following table presents the net purchase price and the fair values of the assets and liabilities of Germane:

Amounts
Consideration transferred
Cash paid at closing	$47,166
Working capital and net debt adjustment	(1,244)
Less cash acquired	(193)
Net purchase price	$45,729

Fair value of tangible assets acquired and liabilities assumed
Cash	$193
Accounts receivable	4,277
Inventory	8,575
Fixed assets	867
Other current and non-current assets	596
Accounts payable	(3,146)
Accrued expenses	(1,394)
Other current and non-current liabilities	(514)
Fair value of net tangible assets acquired	9,454
Fair value of identifiable intangible assets	12,910
Goodwill	23,558
Fair value of net assets acquired	45,922
Less cash acquired	(193)
Net purchase price	$45,729

On July 31, 2019, the measurement period for Germane expired. The identifiable intangible assets include customer relationships of $8,500 with a useful life of 11 years, completed technology of $4,200 with a useful life of 8 years and backlog of $210 with a useful life of one year.
The goodwill of $23,558 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the MDS reporting unit. Since Germane was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of September 27, 2019, the Company had $22,163 of goodwill deductible for tax purposes.
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 27, 2019:

	Fair Value Measurements
	September 27, 2019	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$31,641	$—	$31,641	$—
Total	$31,641	$—	$31,641	$—
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

	September 27, 2019	June 30, 2019
Raw materials	$85,434	$84,561
Work in process	46,450	38,525
Finished goods	16,616	14,026
Total	$148,500	$137,112

The $11,388 increase in inventory was primarily due to the acquisition of APC.

F.	Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the first quarter ended September 27, 2019:

	SMP	AMS	MDS	Total
Balance at June 30, 2019	$140,783	$222,379	$198,984	$562,146
Goodwill adjustment for the Germane acquisition	—	—	447	447
Goodwill adjustment for the GECO acquisition	(200)	—	—	(200)
Goodwill arising from the APC acquisition	54,782	—	—	54,782
Balance at September 27, 2019	$195,365	$222,379	$199,431	$617,175

In the first quarter ended September 27, 2019, there were no triggering events, as defined by ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.	Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

Severance & Related
Restructuring liability at June 30, 2019	$4
Restructuring and other charges	648
Cash paid	(302)
Restructuring liability at September 27, 2019	$350

During the first quarter ended September 27, 2019, the Company incurred net restructuring and other charges of $648. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
All of the restructuring and other charges are classified as operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.

H.	Income Taxes
The Company recorded an income tax benefit of $2,018 and an income tax provision of $3,129 on income from operations before income taxes of $17,229 and $10,608 for the first quarters ended September 27, 2019 and September 30, 2018, respectively.
During the first quarters ended September 27, 2019 and September 30, 2018, the Company recognized a discrete tax benefit of $6,127 and $1,649, respectively, related to excess tax benefits on stock-based compensation. The effective tax rate for the first quarters ended September 27, 2019 and September 30, 2018 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes. The effective tax rate for the first quarter ended September 30, 2018 included an adjustment to the Company's unrecognized tax positions of $1,711.
During the first quarter ended September 27, 2019, there were no material changes made to the Company’s unrecognized tax positions.

I.	Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of September 27, 2019, the Company's outstanding balance of unamortized deferred financing costs was $5,377, which is being amortized to other expense, net on a straight line basis over the term of the Revolver.
As of September 27, 2019, the Company was in compliance with all covenants and conditions under the Revolver and there were no outstanding borrowings against the Revolver. There were outstanding letters of credit of $1,737 as of September 27, 2019.

J.	Employee Benefit Plan
PENSION PLAN
The Company maintains a defined benefit pension plan (the “Plan”) for its Swiss employees, which is administered by an independent pension fund. The Plan is mandated by Swiss law and meets the criteria for a defined benefit plan under ASC 715, Compensation—Retirement Benefits (“ASC 715”), because participants of the Plan are entitled to a defined rate of return on contributions made. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies for which the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan.
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at September 27, 2019 was a net liability of $9,121, which is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain (loss) of $7 and $(15) in AOCI during the first quarters ended September 27, 2019 and September 30, 2018, respectively. The Company recognized net periodic benefit costs of $296 and $202 associated with the Plan for the first quarters ended September 27, 2019 and September 30, 2018, respectively. The Company's total expected employer contributions to the Plan during fiscal 2020 are $822.

K.	Stock-Based Compensation
STOCK INCENTIVE PLANS
The aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 2,862 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) at the time of shareholder approval of the 2018 Plan. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 2,956 shares available for future grant under the 2018 Plan at September 27, 2019.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives and employees pursuant to the 2018 Plan. Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly based on its determination of the likelihood for reaching targets. The performance targets generally include the achievement of internal performance targets in relation to a peer group of companies.

EMPLOYEE STOCK PURCHASE PLAN
The aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the first quarters ended September 27, 2019 and September 30, 2018, respectively. Shares available for future purchase under the ESPP totaled 118 at September 27, 2019.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2019	4	$5.52	2.13
Granted	—	—
Exercised	(1)	5.52
Canceled	—	—
Outstanding at September 27, 2019	3	$5.52	1.88

The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 30, 2019:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	1,046	$39.62
Granted	408	82.79
Vested	(462)	29.42
Forfeited	(17)	46.53
Outstanding at September 27, 2019	975	$57.91

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $351 and $241 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended September 27, 2019 and June 30, 2019, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures. The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	First Quarters Ended
	September 27, 2019	September 30, 2018
Cost of revenues	$141	$252
Selling, general and administrative	4,643	3,884
Research and development	875	543
Stock-based compensation expense before tax	5,659	4,679
Income taxes	(1,471)	(1,281)
Stock-based compensation expense, net of income taxes	$4,188	$3,398

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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
FIRST QUARTER ENDED SEPTEMBER 27, 2019
Net revenues to unaffiliated customers	$161,996	$14,440	$868	$—	$177,304
Inter-geographic revenues	972	651	—	(1,623)	—
Net revenues	$162,968	$15,091	$868	$(1,623)	$177,304
FIRST QUARTER ENDED SEPTEMBER 30, 2018
Net revenues to unaffiliated customers	$131,349	$11,438	$1,269	$—	$144,056
Inter-geographic revenues	1,647	358	—	(2,005)	—
Net revenues	$132,996	$11,796	$1,269	$(2,005)	$144,056

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
The following table presents the Company's net revenue by end user for the periods presented:

	First Quarters Ended
	September 27, 2019	September 30, 2018
Domestic(1)	$157,475	$130,579
International/Foreign Military Sales(2)	19,829	13,477
Total Net Revenue	$177,304	$144,056
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

The following table presents the Company's net revenue by end application for the periods presented:

	First Quarters Ended
	September 27, 2019	September 30, 2018
Radar(1)	$37,919	$40,979
Electronic Warfare(2)	36,057	24,054
Other Sensor & Effector(3)	27,890	13,658
Total Sensor & Effector	101,866	78,691
C4I(4)	49,011	44,224
Other(5)	26,427	21,141
Total Net Revenue	$177,304	$144,056
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	First Quarters Ended
	September 27, 2019	September 30, 2018
Components(1)	$53,419	$40,400
Modules and Sub-assemblies(2)	46,087	51,592
Integrated Subsystems(3)	77,798	52,064
Total Net Revenue	$177,304	$144,056
(1) Components include technology elements typically performing a single, discrete technological function, which when physically combined with other components may be used to create a module or sub-assembly. Examples include, but are not limited to, power amplifiers and limiters, switches, oscillators, filters, equalizers, digital and analog converters, chips, MMICs (monolithic microwave integrated circuits), and memory and storage devices.
(2) Modules and Sub-assemblies include combinations of multiple functional technology elements and/or components that work together to perform multiple functions but are typically resident on or within a single board or housing. Modules and sub-assemblies may in turn be combined to form an integrated subsystem. Examples of modules and sub-assemblies include, but are not limited to, embedded processing modules, embedded processing boards, switch fabric boards, high speed input/output boards, digital receiver boards, graphics and video processing and Ethernet and IO (input-output) boards, multi-chip modules, integrated radio frequency and microwave multi-function assemblies, tuners, and transceivers.
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
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 27, 2019	$60,653	$5,283	$10	$—	$65,946
June 30, 2019	$54,952	$5,037	$12	$—	$60,001

Identifiable long-lived assets exclude ROU assets, goodwill, and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	First Quarters Ended
	September 27, 2019	September 30, 2018
Lockheed Martin Corporation	18%	*
Raytheon Company	13%	19%
Northrop Grumman Corporation	11%	*
	42%	19%

*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company's revenue for the periods shown are as follows:

	First Quarters Ended
	September 27, 2019	September 30, 2018
F-35	*	12%
	—%	12%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.

M.	Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of September 27, 2019, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $83,969.
OTHER
As part of the Company's strategy for growth, the Company continues to explore acquisitions or strategic alliances. The associated acquisition costs incurred in the form of professional fees and services may be material to the future periods in which they occur, regardless of whether the acquisition is ultimately completed.
The Company may elect from time to time to purchase and subsequently retire shares of common stock in order to settle employees’ tax liabilities associated with vesting of a restricted stock award or exercise of stock options. These transactions would be treated as a use of cash in financing activities in the Company's Consolidated Statements of Cash Flows.

N.	Leases
The Company enters into lease arrangements to facilitate its operations, including manufacturing, storage, as well as engineering, sales, marketing, and administration resources. As described in Note B to the consolidated financial statements, effective July 1, 2019, the Company adopted ASC 842 using the optional transition method and, as a result, did not recast prior period unaudited consolidated comparative financial statements. As such, all prior period amounts and disclosures are presented under ASC 840, Leases (Topic 840). Finance leases are not material to the Company's consolidated financial statements and therefore are excluded from the following disclosures.
SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

First Quarter Ended
September 27, 2019
Operating lease right-of-use assets	$51,312

Accrued expenses(1)	$7,123
Operating lease liabilities	53,063
Total operating lease liabilities	$60,186
(1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the consolidated balance sheet.
OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

First Quarter Ended
September 27, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,845
Right-of-use assets obtained in exchange for new lease liabilities (1)	$5,015
Weighted average remaining lease term	9.4 years
Weighted average discount rate	4.81%
(1) This balance includes $2,485 of Right-of-use assets associated with the acquisition of APC on September 23, 2019
MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of September 27, 2019 were as follows:

Fiscal Year	Totals
2020(1)	$8,028
2021	9,628
2022	8,990
2023	8,104
2024	7,117
Thereafter	39,192
Total lease payments	81,059
Less: imputed interest	(17,089)
Less: unused incentives for tenant improvements	(3,784)
Present value of operating lease liabilities	$60,186
(1) Excludes the quarter ended September 27, 2019.

Maturities of operating lease commitments as of September 30, 2018 were as follows:

Fiscal Year	Totals
2019(1)	$6,995
2020	9,423
2021	8,346
2022	7,847
2023	7,208
Thereafter	23,874
Total lease payments	$63,693
(1) Excludes the quarter ended September 30, 2018.
During the first quarter ended September 27, 2019, the Company recognized operating lease expense of $2,616. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by our leases at September 27, 2019.

O.	Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, Federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to interest rate swaps or other cash flow hedging arrangements, changes to cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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

As of September 27, 2019, we had 1,756 employees. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the first quarter ended September 27, 2019 were $177.3 million, $19.3 million, $19.2 million, $0.35, $0.44, and $36.7 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
RESULTS OF OPERATIONS:
Results of operations for the first quarter ended September 27, 2019 include full period results from the acquisitions of Germane Systems, LC (“Germane”), GECO Avionics, LLC (“GECO”), The Athena Group, Inc. (“Athena”), Syntonic Microwave, LLC (“Syntonic”) and only the results from acquisition date for American Panel Corporation (“APC”) which was acquired subsequent to June 30, 2019. Results of operations for the first quarter ended September 30, 2018, includes only results from the acquisition date for Germane. Accordingly, the periods presented below are not directly comparable.
The first quarter ended September 27, 2019 compared to the first quarter ended September 30, 2018
The following table set forth, for the first quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	September 27, 2019	As a % of Total Net Revenue	September 30, 2018	As a % of Total Net Revenue
Net revenues	$177,304	100.0%	$144,056	100.0%
Cost of revenues	98,904	55.8	82,473	57.2
Gross margin	78,400	44.2	61,583	42.8
Operating expenses:
Selling, general and administrative	29,970	16.9	24,741	17.1
Research and development	21,870	12.3	14,948	10.4
Amortization of intangible assets	7,019	4.0	7,181	5.0
Restructuring and other charges	648	0.4	504	0.3
Acquisition costs and other related expenses	1,417	0.8	399	0.3
Total operating expenses	60,924	34.4	47,773	33.1
Income from operations	17,476	9.8	13,810	9.7
Interest income	1,187	0.7	66	—
Interest expense	—	—	(2,259)	(1.6)
Other expense, net	(1,434)	(0.8)	(1,009)	(0.7)
Income before income taxes	17,229	9.7	10,608	7.4
Tax (benefit) provision	(2,018)	(1.2)	3,129	2.2
Net income	$19,247	10.9%	$7,479	5.2%
REVENUES
Total revenues increased $33.2 million, or 23%, for the first quarter ended September 27, 2019, as compared to the first quarter ended September 30, 2018 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase was primarily due to $23.0 million of additional organic revenues which was predominantly driven by increased demand for integrated subsystems and components product groupings across other sensor and effector and electronic warfare (“EW”) applications. The increases in organic revenues were primarily driven by a classified missile program, as well as the SEWIP Block II program, which were partially offset by decreases in the F-35 and WIN-T programs. Total revenues also increased $10.3 million from acquired revenues due to Germane, GECO, Athena, Syntonic and APC. Acquired revenue increased primarily as a result of increased demand for integrated subsystems across other sensor and effector and C4I applications. The increased acquired revenues were primarily driven by the TI-16 and TI-12 programs. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, increased $6.3 million to $19.8 million during the first quarter ended September 27, 2019, as compared to $13.5 million for the first quarter ended September 30, 2018. International revenue represented 11% and 9% of total revenues for the first quarters ended September 27, 2019, and September 30, 2018, respectively.
GROSS MARGIN
Gross margin was 44.2% for the first quarter ended September 27, 2019, an increase of 140 basis points from the 42.8% gross margin achieved during the first quarter ended September 30, 2018. The higher gross margin was primarily driven by program mix, a decrease in Customer Funded Research and Development (“CRAD”) and operational efficiencies. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. In addition, there were no inventory step-up amortization for the first quarter ended September 27, 2019, as compared to $0.6 million of inventory step-up amortization from the Germane acquisition for the first quarter ended September 30, 2018.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $5.3 million, or 21.4%, to $30.0 million during the first quarter ended September 27, 2019, as compared to $24.7 million in the first quarter ended September 30, 2018. The increase was primarily related to higher compensation related costs due to added headcount from organic growth and the acquisitions of GECO, Athena, Syntonic and APC, as well as the full period impact of the Germane acquisition. Selling, general and administrative expenses decreased as a percentage of revenue to 16.9% for the first quarter ended September 27, 2019 from 17.1% for the first quarter ended September 30, 2018 primarily due to improved operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $7.0 million, or 46.8%, to $21.9 million during the first quarter ended September 27, 2019, as compared to $14.9 million during the first quarter ended September 30, 2018. The increase was primarily due to increased headcount from organic growth and our recent acquisitions driving higher compensation related costs. Research and development expenses accounted for 12.3% and 10.4% of our revenues for first quarter ended September 27, 2019 and first quarter ended September 30, 2018, respectively. The increase as a percentage of revenue was primarily driven by less CRAD for the first quarter ended September 27, 2019, as compared to the first quarter ended September 30, 2018.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased $0.1 million during the first quarter ended September 27, 2019, as compared to the first quarter ended September 30, 2018. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.4 million of acquisition costs and other related expenses during the first quarter ended September 27, 2019, as compared to $0.4 million during the first quarter ended September 30, 2018. The first quarter ended September 27, 2019 included acquisition costs and other related expenses related to the acquisition of APC, as compared to the first quarter ended September 30, 2018 which included the acquisition of Germane. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within, sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income increased to $1.1 million in the first quarter ended September 27, 2019. This was primarily driven by higher average balances of cash on hand, in addition to a higher interest rate, during the first quarter ended September 27, 2019, as compared to the first quarter ended September 30, 2018.
INTEREST EXPENSE
There was no interest expense incurred during the first quarter ended September 27, 2019, as there were no outstanding borrowings on our revolving credit facility (“the Revolver”) during the period. We drew from the Revolver in the third quarter fiscal 2018 to facilitate the acquisition of Themis Computer (“Themis”) and in the first quarter of fiscal 2019 for the acquisition of Germane, resulting in interest expense of $2.3 million during the first quarter ended September 30, 2018.

OTHER EXPENSE, NET
Other expense, net increased $0.4 million for the first quarter ended September 27, 2019, as compared to the first quarter ended September 30, 2018. The increase was a result of litigation and settlement expenses of $0.2 million and an additional $0.2 million of financing and registration fees in the first quarter ended September 27, 2019, compared to the first quarter ended September 30, 2018.
INCOME TAXES
We recorded an income tax benefit of $2.0 million and income tax provision of $3.1 million on income before income taxes of $17.2 million and $10.6 million for the first quarters ended September 27, 2019 and September 30, 2018, respectively. During the first quarters ended September 27, 2019 and September 30, 2018, we recognized a discrete tax benefit of $6.1 million and $1.6 million related to excess tax benefits on stock-based compensation.
The effective tax rate for the first quarter ended September 27, 2019 differed from the Federal statutory rate of 21% primarily due to decreases to the rate caused by Federal research and development credits and excess tax benefits related to stock-based compensation, partially offset by an increase to the rate caused by state taxes.
The effective tax rate for the first quarter ended September 30, 2018 differed from the Federal statutory rate of 21% primarily due to increases to the rate caused by state taxes, a modified territorial tax system and a minimum tax on certain foreign earnings, partially offset by Federal and state research and development credits, and excess tax benefits related to stock-based compensation.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to invest in improvements to our facilities, including the expansion of our trusted custom microelectronics business, during fiscal 2020.
Based on our current plans and business conditions, we believe that existing cash and cash equivalents, our available Revolver, cash generated from operations, and our financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Shelf Registration Statement
On August 28, 2017, we filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from financings under the shelf registration statement for general corporate purposes, which may include the following:

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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. As of September 27, 2019, we had no outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.

CASH FLOWS

	As of and For the First Quarters Ended,
(In thousands)	September 27, 2019	September 30, 2018
Net cash provided by operating activities	$24,310	$20,029
Net cash used in investing activities	$(106,097)	$(50,000)
Net cash (used in) provided by financing activities	$(14,559)	$36,337
Net (decrease) increase in cash and cash equivalents	$(96,633)	$6,348
Cash and cash equivalents at end of period	$161,299	$72,869
Our cash and cash equivalents decreased by $96.6 million from June 30, 2019 to September 27, 2019, primarily as the result of $96.5 million of cash on hand used to fund the acquisition of APC, $14.6 million used in the purchase and retirement of common stock to settle individual employees' tax liabilities associated with vesting of restricted stock awards and $9.6 million invested in purchases of property and equipment. These decreases were offset by $24.3 million provided by operating activities.
Operating Activities
During the first quarter ended September 27, 2019, we generated $24.3 million in cash from operating activities, an increase of $4.3 million when compared to the first quarter ended September 30, 2018. The increase in cash generated by operating activities was primarily the result of higher comparable net income, cash collections on outstanding accounts receivable, and lower inventory purchases. These increases were partially offset by decreased deferred revenue and customer advances, accounts payable, accrued expenses, and income taxes payable.
Investing Activities
During the first quarter ended September 27, 2019, we invested $106.1 million compared to $50.0 million during the first quarter ended September 30, 2018. The increase was driven by the acquisition of APC during the first quarter ended September 27, 2019, as compared to the acquisition of Germane during the first quarter ended September 30, 2018 and an additional $5.9 million invested in purchases of property and equipment during the first quarter ended September 27, 2019, as compared to the first quarter ended September 30, 2018.
Financing Activities
During the first quarter ended September 27, 2019, we had $14.6 million in cash used in financing activities compared to $36.3 million in cash provided by financing activities during the first quarter ended September 30, 2018. The $50.9 million decrease was primarily due to no borrowings on the Revolver during the first quarter ended September 27, 2019, as compared to $45.0 million of borrowings to facilitate the acquisition of Germane during the first quarter ended September 30, 2018. There were also $7.8 million of additional payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards during the first quarter ended September 27, 2019, as compared to the first quarter ended September 30, 2018. These decreases were partially offset by $1.9 million of payments for deferred financing fees related to an amendment of the Revolver during the first quarter ended September 30, 2018.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 27, 2019:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$83,969	$83,969	$—	$—	$—
Operating leases	73,541	10,451	18,160	14,840	30,090
	$157,510	$94,420	$18,160	$14,840	$30,090
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $84.0 million at September 27, 2019.
We have a liability at September 27, 2019 of $1.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.

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
We may elect from time to time to purchase and subsequently retire shares of common stock in order to settle employees’ tax liabilities associated with vesting of a restricted stock award or exercise of stock options. These transactions would be treated as a use of cash in financing activities in our Consolidated Statements of Cash Flows.
OFF-BALANCE SHEET ARRANGEMENTS
Other than certain indemnification provisions in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	First Quarters Ended
(In thousands)	September 27, 2019	September 30, 2018
Net income	$19,247	$7,479
Other non-operating adjustments, net	301	365
Interest (income) expense, net	(1,187)	2,193
Income tax (benefit) provision	(2,018)	3,129
Depreciation	4,362	4,365
Amortization of intangible assets	7,019	7,181
Restructuring and other charges(1)	648	504
Impairment of long-lived assets	—	—
Acquisition and financing costs	2,236	1,043
Fair value adjustments from purchase accounting(2)	—	620
Litigation and settlement expense, net	313	—
Stock-based and other non-cash compensation expense	5,776	4,743
Adjusted EBITDA	$36,697	$31,622
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) For the first quarter ended September 30, 2018, fair value adjustments from purchase accounting relate to Germane inventory step-up amortization.
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

The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	First Quarters Ended
(In thousands, except per share data)	September 27, 2019		September 30, 2018
Net income and diluted earnings per share	$19,247	$0.35	$7,479	$0.16
Amortization of intangible assets	7,019		7,181
Restructuring and other charges(1)	648		504
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,236		1,043
Fair value adjustments from purchase accounting(2)	—		620
Litigation and settlement expense, net	313		—
Stock-based and other non-cash compensation expense	5,776		4,743
Impact to income taxes(3)	(10,849)		(3,073)
Adjusted income and adjusted earnings per share	$24,390	$0.44	$18,497	$0.39

Diluted weighted-average shares outstanding		55,078		47,697
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) For the first quarter ended September 30, 2018, fair value adjustments from purchase accounting relate to Germane inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	First Quarters Ended
(In thousands)	September 27, 2019	September 30, 2018
Cash provided by operating activities	$24,310	$20,029
Purchase of property and equipment	(9,595)	(3,727)
Free cash flow	$14,715	$16,302

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the first quarters ended September 27, 2019 and September 30, 2018, respectively:

(In thousands)	September 27, 2019	As a % of Total Net Revenue	September 30, 2018	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$158,053	89%	$135,062	94%	$22,991	17%
Acquired revenue	19,251	11%	8,994	6%	10,257	114%
Total revenues	$177,304	100%	$144,056	100%	$33,248	23%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In March 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects for Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. This ASU permits a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within AOCI to retained earnings. The amounts applicable for reclassification should include the effect of the change in the U.S. Federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts and Jobs Act of 2017 related to the items remaining in AOCI. The effect of the change in the U.S. Federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. The Company has determined that there is no activity that falls within the scope of this ASU.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2019, we adopted ASC 842, Leases, (“ASC 842”), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. This ASU supersedes existing lease guidance, including ASC 840, Leases (Topic

840). The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. This ASU, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. We adopted ASC 842 using the optional transition method and, as a result, did not recast prior period unaudited consolidated comparative financial statements. All prior period amounts and disclosures remain presented under ASC 840. We elected the package of practical expedients which allows us to not reassess 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. We also elected the hindsight practical expedient, permitting the use of hindsight when determining the lease term and assessing impairment of ROU assets. Adoption of the new standard resulted in additional lease assets and lease liabilities on the Unaudited Consolidated Balance Sheet with no cumulative impact to retained earnings and did not have a material impact on our Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2019 to September 27, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2019. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the recently acquired GECO, Athena, Syntonic and APC businesses into our overall internal control over financial reporting environment.

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
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes from the factors disclosed in our 2019 Annual Report on Form 10-K filed on August 15, 2019, although we may disclose changes to such factors or disclose factors from time to time in our future filings with the Securities and Exchange Commission.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 5, 2019.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer