Form 10-Q
period 2019-12-27
MERCURY SYSTEMS INC
filed 2020-02-04
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Shares of Common Stock outstanding as of January 31, 2020 55,588,707 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 27, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$182,037	$257,932
Accounts receivable, net of allowance for doubtful accounts of $1,070 and $1,228 at December 27, 2019 and June 30, 2019, respectively	132,072	118,832
Unbilled receivables and costs in excess of billings	61,302	57,387
Inventory	153,642	137,112
Prepaid income taxes	5,454	90
Prepaid expenses and other current assets	10,602	10,819
Total current assets	545,109	582,172
Property and equipment, net	72,696	60,001
Goodwill	614,648	562,146
Intangible assets, net	224,507	206,124
Operating lease right-of-use assets	49,826	—
Other non-current assets	5,834	6,534
Total assets	$1,512,620	$1,416,977
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,988	$39,030
Accrued expenses	23,906	18,897
Accrued compensation	31,372	28,814
Deferred revenues and customer advances	16,618	11,291
Total current liabilities	107,884	98,032
Deferred income taxes	18,406	17,814
Income taxes payable	1,397	1,273
Operating lease liabilities	55,257	—
Other non-current liabilities	12,620	15,119
Total liabilities	195,564	132,238
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 54,557,551 and 54,247,532 shares issued and outstanding at December 27, 2019 and June 30, 2019, respectively	545	542
Additional paid-in capital	1,056,238	1,058,745
Retained earnings	261,666	226,743
Accumulated other comprehensive loss	(1,393)	(1,291)
Total shareholders’ equity	1,317,056	1,284,739
Total liabilities and shareholders’ equity	$1,512,620	$1,416,977

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Net revenues	$193,913	$159,089	$371,217	$303,145
Cost of revenues	105,407	88,202	204,311	170,675
Gross margin	88,506	70,887	166,906	132,470
Operating expenses:
Selling, general and administrative	32,804	27,819	62,774	52,560
Research and development	24,660	16,192	46,530	31,140
Amortization of intangible assets	7,992	6,939	15,011	14,120
Restructuring and other charges	1,101	23	1,749	527
Acquisition costs and other related expenses	1,124	53	2,541	452
Total operating expenses	67,681	51,026	128,605	98,799
Income from operations	20,825	19,861	38,301	33,671
Interest income	312	71	1,499	137
Interest expense	—	(2,196)	—	(4,455)
Other expense, net	(351)	(870)	(1,785)	(1,879)
Income before income taxes	20,786	16,866	38,015	27,474
Tax provision	5,110	4,483	3,092	7,612
Net income	$15,676	$12,383	$34,923	$19,862
Basic net earnings per share	$0.29	$0.26	$0.64	$0.42
Diluted net earnings per share	$0.29	$0.26	$0.63	$0.42

Weighted-average shares outstanding:
Basic	54,548	47,189	54,468	47,118
Diluted	55,001	47,705	55,037	47,696

Comprehensive income:
Net income	$15,676	$12,383	$34,923	$19,862
Foreign currency translation adjustments	(192)	205	(117)	(157)
Pension benefit plan, net of tax	8	(15)	15	(30)
Total other comprehensive (loss) income, net of tax	(184)	190	(102)	(187)
Total comprehensive income	$15,492	$12,573	$34,821	$19,675
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Second Quarter Ended December 27, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at September 27, 2019	54,534	$545	$1,049,952	$245,990	$(1,209)	$1,295,278
Issuance of common stock under employee stock incentive plans	29	—	—	—	—	—
Purchase and retirement of common stock	(5)	—	(375)	—	—	(375)
Stock-based compensation	—	—	6,661	—	—	6,661
Net income	—	—	—	15,676	—	15,676
Other comprehensive loss	—	—	—	—	(184)	(184)
Balance at December 27, 2019	54,558	$545	$1,056,238	$261,666	$(1,393)	$1,317,056

	For the Second Quarter Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at September 30, 2018	47,169	$472	$587,788	$187,447	$914	$776,621
Issuance of common stock under employee stock incentive plans	32	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	51	1	1,676	—	—	1,677
Purchase and retirement of common stock	(3)	(1)	(119)	—	—	(120)
Stock-based compensation	—	—	5,325	—	—	5,325
Net income	—	—	—	12,383	—	12,383
Other comprehensive income	—	—	—	—	190	190
Balance at December 31, 2018	47,249	$472	$594,670	$199,830	$1,104	$796,076

	For the Six Months Ended December 27, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	54,248	$542	$1,058,745	$226,743	$(1,291)	$1,284,739
Issuance of common stock under employee stock incentive plans	491	5	(2)	—	—	3
Purchase and retirement of common stock	(181)	(2)	(14,935)	—	—	(14,937)
Stock-based compensation	—	—	12,430	—	—	12,430
Net income	—	—	—	34,923	—	34,923
Other comprehensive loss	—	—	—	—	(102)	(102)
Balance at December 27, 2019	54,558	$545	$1,056,238	$261,666	$(1,393)	$1,317,056

	For the Six Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	46,924	$469	$590,163	$179,968	$1,291	$771,891
Issuance of common stock under employee stock incentive plans	414	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	51	1	1,676	—	—	1,677
Purchase and retirement of common stock	(140)	(2)	(6,930)	—	—	(6,932)
Stock-based compensation	—	—	9,765	—	—	9,765
Net income	—	—	—	19,862	—	19,862
Other comprehensive loss	—	—	—	—	(187)	(187)
Balance at December 31, 2018	47,249	$472	$594,670	$199,830	$1,104	$796,076
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 27, 2019	December 31, 2018
Cash flows from operating activities:
Net income	$34,923	$19,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,928	23,254
Stock-based compensation expense	12,190	9,963
Provision (benefit) for deferred income taxes	593	(1,943)
Other non-cash items	1,255	2,144
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(13,512)	(20,845)
Inventory	(5,371)	(9,422)
Prepaid income taxes	(5,356)	2,995
Prepaid expenses and other current assets	1,137	(340)
Other non-current assets	(63)	118
Accounts payable, accrued expenses, and accrued compensation	(425)	7,215
Deferred revenues and customer advances	6,650	9,480
Income taxes payable	(2,803)	1,872
Other non-current liabilities	3,230	977
Net cash provided by operating activities	56,376	45,330
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(96,502)	(45,029)
Purchases of property and equipment	(20,919)	(10,802)
Net cash used in investing activities	(117,421)	(55,831)
Cash flows from financing activities:
Proceeds from employee stock plans	3	1,677
Purchase and retirement of common stock	(14,937)	(6,932)
Borrowings under credit facilities	—	45,000
Payments of deferred financing and offering costs	—	(1,851)
Net cash (used in) provided by financing activities	(14,934)	37,894
Effect of exchange rate changes on cash and cash equivalents	84	(11)
Net (decrease) increase in cash and cash equivalents	(75,895)	27,382
Cash and cash equivalents at beginning of period	257,932	66,521
Cash and cash equivalents at end of period	$182,037	$93,903
Cash paid during the period for:
Interest	$—	$5,648
Income taxes	$10,454	$4,308
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is the leader in making trusted, secure mission-critical technologies profoundly more accessible to aerospace and defense. Operating at the intersection of high-tech and defense, Mercury specializes in engineering, adapting and manufacturing purpose-built solutions to meet current and emerging high-tech needs. Mercury’s innovative solutions power more than 300 mission-critical aerospace, commercial aviation, defense, security and intelligence programs, including Aegis, Patriot, LTAMDS, SEWIP, F-35, JLTV, Global Hawk and Stormbreaker, delivering Innovation That Matters®.
Headquartered in Andover, MA, Mercury has pioneered a transformational defense electronics business model specifically designed to provide end-users with trusted and secure leading-edge technology, affordably and with significantly shorter lead times. Mercury’s relationships with key commercial processing technology providers, such as Intel, NVIDIA and Xilinx, coupled with its commitment to open standards architecture (“OSA”), allow it to develop products that are optimized for customer success and upgradeability. A proven portfolio of advanced capability, a demonstrated model for accelerated development and a commitment to its cultures and values, uniquely position Mercury to deliver Innovation That Matters® from chip-scale to system-scale.
Investors and others should note that the Company announces material financial information using its website (www.mrcy.com), SEC filings, press releases, public conference calls, webcasts, and social media, including Twitter (twitter.com/mrcy and twitter.com/mrcy_CEO) and LinkedIn (www.linkedin.com/company/mercury-systems). Therefore, the Company encourages investors and others interested in Mercury to review the information the Company posts on the social media and other communication channels listed on its website.
B. Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2019 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 15, 2019. The results for the second quarter and six months ended December 27, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Effective July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to the second quarter of fiscal 2020 are to the quarter ending December 27, 2019. There were 13-weeks during the second quarters ended December 27, 2019 and December 31, 2018, respectively. There were approximately 26-weeks during the six months ended December 27, 2019 and December 31, 2018, respectively. There have been no reclassifications of prior comparable periods due to this change.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 79% and 76% of revenues for the second quarter and six months ended December 27, 2019, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 76% and 78% of revenues for the second quarter and six months ended December 31, 2018, respectively.
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
Total revenue recognized under long-term contracts over time was 21% and 24% of total revenues for the second quarter and six months ended December 27, 2019, respectively. Total revenue recognized under long-term contracts over time was 24% and 22% of total revenues for the second quarter and six months ended and December 31, 2018, respectively.
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
The contract asset balances were $61,302 and $57,387 as of December 27, 2019 and June 30, 2019, respectively. The contract asset balance increased due to growth in revenue recognized under long-term contracts over time during the six months ended December 27, 2019. The contract liability balances were $19,388 and $12,362 as of December 27, 2019 and June 30, 2019, respectively. The increase was due to advanced billings across multiple programs.

Revenue recognized for the second quarter and six months ended December 27, 2019 that was previously included in the contract liability balance at June 30, 2019 was $2,898 and $8,274, respectively. Revenue recognized for the second quarter and six months ended December 31, 2018 that was included in the contract liability balance at June 30, 2018 was $1,617 and $8,983, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of December 27, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $297,593. The Company expects to recognize approximately 77% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Second Quarters Ended		Six Months Ended
	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Basic weighted-average shares outstanding	54,548	47,189	54,468	47,118
Effect of dilutive equity instruments	453	516	569	578
Diluted weighted-average shares outstanding	55,001	47,705	55,037	47,696
Equity instruments to purchase 419 and 297 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended December 27, 2019, because the equity instruments were anti-dilutive. Equity instruments to purchase 31 and 481 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended and December 31, 2018, because the equity instruments were anti-dilutive.
C. Acquisitions
AMERICAN PANEL CORPORATION ACQUISITION
On September 23, 2019, the Company acquired American Panel Corporation (“APC”). Based in Alpharetta, Georgia, APC is a leading innovator in large area display technology for the aerospace and defense market. APC's capabilities are deployed on a wide range of next-generation platforms. The Company acquired APC for an all cash purchase price of $100,000, prior to net working capital and net debt adjustments. The Company funded the acquisition with cash on hand.

The following table presents the net purchase price and the fair values of the assets and liabilities of APC on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$100,826
Working capital and net debt adjustment	(5,952)
Liabilities assumed	2,454
Less cash acquired	(826)
Net purchase price	$96,502

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$826
Accounts receivable	3,726
Inventory	11,510
Fixed assets	690
Other current and non-current assets	3,494
Accounts payable	(1,554)
Accrued expenses	(1,070)
Other current and non-current liabilities	(5,749)
Estimated fair value of net tangible assets acquired	11,873
Estimated fair value of identifiable intangible assets	33,200
Estimated goodwill	52,255
Estimated fair value of net assets acquired	97,328
Less cash acquired	(826)
Net purchase price	$96,502
The amounts above represent the preliminary fair value estimates as of December 27, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $20,400 with a useful life of 11 years, completed technology of $10,400 with a useful life of 11 years and backlog of $2,400 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $52,255 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Sensor and Mission Processing (“SMP”) reporting unit. Since APC was a qualified subchapter S subsidiary, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 27, 2019, the Company had $52,357 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to APC because such information is not material to the Company's financial results.
The revenues and income before income taxes from APC included in the Company's consolidated results for the second quarter ended December 27, 2019 were $9,653 and $1,495, respectively. The revenues and income before income taxes from APC included in the Company's consolidated results for the six months ended December 27, 2019 were $10,596 and $1,802, respectively. The APC results include expenses resulting from purchase accounting which include amortization of intangible assets and inventory step-up.
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
The amounts above represent the preliminary fair value estimates as of December 27, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes completed technology of $23,700 with a useful life of 11 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
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
The amounts above represent the preliminary fair value estimates as of December 27, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $4,200 with a useful life of 10 years, completed technology of $2,500 with a useful life of nine years and backlog of $400 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $4,232 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Advanced Microelectronic Solutions (“AMS”) reporting unit. Since Syntonic was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 27, 2019, the Company had $2,988 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Syntonic because such information is not material to the Company's financial results.
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
The amounts above represent the preliminary fair value estimates as of December 27, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $6,900 with a useful life of 11 years, completed technology of $4,800 with a useful life of 10 years and backlog of $1,000 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $21,023 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the SMP reporting unit. Since GECO was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 27, 2019, the Company had $20,300 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to GECO because such information is not material to the Company's financial results.
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
The goodwill of $23,558 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the MDS reporting unit. Since Germane was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 27, 2019, the Company had $21,763 of goodwill deductible for tax purposes.
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 27, 2019:

	Fair Value Measurements
	December 27, 2019	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$31,781	$—	$31,781	$—
Total	$31,781	$—	$31,781	$—
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

	December 27, 2019	June 30, 2019
Raw materials	$89,191	$84,561
Work in process	48,465	38,525
Finished goods	15,986	14,026
Total	$153,642	$137,112

F.Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the six months ended December 27, 2019:

	SMP	AMS	MDS	Total
Balance at June 30, 2019	$140,783	$222,379	$198,984	$562,146
Goodwill adjustment for the Germane acquisition	—	—	447	447
Goodwill adjustment for the GECO acquisition	(200)	—	—	(200)
Goodwill arising from the APC acquisition	52,255	—	—	52,255
Balance at December 27, 2019	$192,838	$222,379	$199,431	$614,648
In the six months ended December 27, 2019, there were no triggering events, as defined by ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
G.Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2019	$4	$—	$4
Restructuring and other charges	1,716	33	1,749
Cash paid	(700)	(33)	(733)
Restructuring liability at December 27, 2019	$1,020	$—	$1,020
During the six months ended December 27, 2019, the Company incurred net restructuring and other charges of $1,749. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
All of the restructuring and other charges are classified as operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.
H.Income Taxes
The Company recorded an income tax provision of $5,110 and $4,483 on income from operations before income taxes of $20,786 and $16,866 for the second quarters ended December 27, 2019 and December 31, 2018, respectively. The Company recorded an income tax provision of $3,092 and $7,612 on income from operations before income taxes of $38,015 and $27,474 for the six months ended December 27, 2019 and December 31, 2018, respectively.
During the second quarters ended December 27, 2019 and December 31, 2018, the Company recognized a discrete tax benefit of $353 and $67, respectively, related to excess tax benefits on stock-based compensation. The effective tax rate for the second quarters ended December 27, 2019 and December 31, 2018 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
During the six months ended December 27, 2019 and December 31, 2018, the Company recognized a discrete tax benefit of $6,480 and $1,716, respectively, related to excess tax benefits on stock-based compensation. The effective tax rate for the six months ended December 27, 2019 and December 31, 2018 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
During the second quarter ended December 27, 2019, there were no material changes made to the Company’s unrecognized tax positions.
I.Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of December 27, 2019, the Company's outstanding balance of unamortized deferred financing costs was $5,041, which is being amortized to other expense, net on a straight line basis over the term of the Revolver.
As of December 27, 2019, the Company was in compliance with all covenants and conditions under the Revolver and there were no outstanding borrowings against the Revolver. There were outstanding letters of credit of $1,106 as of December 27, 2019.
J.Employee Benefit Plan
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at December 27, 2019 was a net liability of $9,343, which is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $8 and $15 in AOCI during the second quarter and six months ended December 27, 2019, respectively. The Company recorded a net loss of $15 and $30 in AOCI during the second quarter and six months ended December 31, 2018, respectively. The Company recognized net periodic benefit costs of $296 and $592 associated with the Plan for the second quarter and six months ended December 27, 2019, respectively. The Company recognized net periodic benefit costs of $200 and $402 associated with the Plan for the second quarter and six months ended December 31, 2018, respectively. The Company's total expected employer contributions to the Plan during fiscal 2020 are $822.
K.Stock-Based Compensation
STOCK INCENTIVE PLANS
The aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 2,862 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) at the time of shareholder approval of the 2018 Plan. The 2018 Plan replaced the 2005 Plan. On November 6, 2019, an additional 184 shares from the 2005 Plan were rolled into the 2018 Plan as a result of forfeiture, cancellation, or termination (other than by exercise) of previously-made grants under the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 2,681 shares available for future grant under the 2018 Plan at December 27, 2019.
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
EMPLOYEE STOCK PURCHASE PLAN
The aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the six months ended December 27, 2019. There were 51 shares issued under the ESPP during the six months ended and December 31, 2018. Shares available for future purchase under the ESPP totaled 118 at December 27, 2019.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2019	4	$5.52	2.13
Granted	—	—
Exercised	(1)	5.52
Canceled	—	—
Outstanding at December 27, 2019	3	$5.52	1.63
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 30, 2019:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	1,046	$39.62
Granted	474	81.52
Vested	(491)	29.95
Forfeited	(26)	50.05
Outstanding at December 27, 2019	1,003	$59.51

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $481 and $241 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended December 27, 2019 and June 30, 2019, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Second Quarters Ended		Six Months Ended
	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Cost of revenues	$200	$159	$341	$411
Selling, general and administrative	5,384	4,542	10,027	8,426
Research and development	947	583	1,822	1,126
Stock-based compensation expense before tax	6,531	5,284	12,190	9,963
Income taxes	(1,698)	(1,427)	(3,169)	(2,690)
Stock-based compensation expense, net of income taxes	$4,833	$3,857	$9,021	$7,273

L.Operating Segment, Geographic Information and Significant Customers
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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
SECOND QUARTER ENDED DECEMBER 27, 2019
Net revenues to unaffiliated customers	$181,381	$11,721	$811	$—	$193,913
Inter-geographic revenues	654	817	—	(1,471)	—
Net revenues	$182,035	$12,538	$811	$(1,471)	$193,913
SECOND QUARTER ENDED DECEMBER 31, 2018
Net revenues to unaffiliated customers	$145,669	$13,200	$220	$—	$159,089
Inter-geographic revenues	803	345	—	(1,148)	—
Net revenues	$146,472	$13,545	$220	$(1,148)	$159,089
SIX MONTHS ENDED DECEMBER 27, 2019
Net revenues to unaffiliated customers	$343,377	$26,161	$1,679	$—	$371,217
Inter-geographic revenues	1,626	1,468	—	(3,094)	—
Net revenues	$345,003	$27,629	$1,679	$(3,094)	$371,217
SIX MONTHS ENDED DECEMBER 31, 2018
Net revenues to unaffiliated customers	$277,018	$24,638	$1,489	$—	$303,145
Inter-geographic revenues	2,450	703	—	(3,153)	—
Net revenues	$279,468	$25,341	$1,489	$(3,153)	$303,145

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
The following table presents the Company's net revenue by end user for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Domestic(1)	$171,624	$142,906	$329,099	$273,485
International/Foreign Military Sales(2)	22,289	16,183	42,118	29,660
Total Net Revenue	$193,913	$159,089	$371,217	$303,145
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
The following table presents the Company's net revenue by end application for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Radar(1)	$48,328	$42,008	$86,247	$82,987
Electronic Warfare(2)	36,139	25,697	72,196	49,751
Other Sensor & Effector(3)	26,512	21,455	54,402	35,113
Total Sensor & Effector	110,979	89,160	212,845	167,851
C4I(4)	57,778	47,276	106,789	91,500
Other(5)	25,156	22,653	51,583	43,794
Total Net Revenue	$193,913	$159,089	$371,217	$303,145
        (1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
        (2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
        (3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
        (4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
        (5) Other products include all component and other sales where the end use is not specified.

The following table presents the Company's net revenue by product grouping for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Components(1)	$60,381	$40,914	$113,800	$81,314
Modules and Sub-assemblies(2)	56,427	42,397	102,514	93,989
Integrated Subsystems(3)	77,105	75,778	154,903	127,842
Total Net Revenue	$193,913	$159,089	$371,217	$303,145
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
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 27, 2019	$67,493	$5,195	$8	$—	$72,696
June 30, 2019	$54,952	$5,037	$12	$—	$60,001
Identifiable long-lived assets exclude ROU assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Second Quarters Ended		Six Months Ended
	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Lockheed Martin Corporation	16%	13%	17%	11%
Raytheon Company	16%	25%	15%	22%
Northrop Grumman Corporation	10%	*	10%	*
L3Harris Technologies	*	*	11%	*
	42%	38%	53%	33%
* Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. Programs comprising 10% or more of the Company's revenue for the periods shown are as follows:

	Second Quarters Ended		Six Months Ended
	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
F-35	*	11%	*	11%
	—%	11%	—%	11%
* Indicates that the amount is less than 10% of the Company's revenue for the respective period.

M.Commitments and Contingencies
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
PURCHASE COMMITMENTS
As of December 27, 2019, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $97,083.
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
N.Leases
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
SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

As of
December 27, 2019
Operating lease right-of-use assets	$49,826

Accrued expenses(1)	$7,301
Operating lease liabilities	55,257
Total operating lease liabilities	$62,558
        (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.

OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

Six Months Ended
December 27, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,524
Right-of-use assets obtained in exchange for new lease liabilities (1)	$5,606
Weighted average remaining lease term	9.2 years
Weighted average discount rate	4.84%

MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of December 27, 2019 were as follows:

Fiscal Year	Totals
2020(1)	$5,231
2021	9,638
2022	8,989
2023	8,139
2024	7,153
Thereafter	39,924
Total lease payments	79,074
Less: imputed interest	(16,516)
Present value of operating lease liabilities	$62,558
        (1) Excludes the six months ended December 27, 2019.
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, future minimum lease payments for non-cancelable operating leases were as follows:

Fiscal Year	Totals
2020	$10,205
2021	8,949
2022	8,280
2023	7,414
2024	6,496
Thereafter	28,286
Total minimum lease payments	$69,630

During the second quarter and six months ended December 27, 2019, the Company recognized operating lease expense of $2,375 and $4,991, respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at December 27, 2019.
O.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, Federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to interest rate swaps or other cash flow hedging arrangements, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is the leader in making trusted, secure mission-critical technologies profoundly more accessible to aerospace and defense. Our innovative solutions power more than 300 aerospace, commercial aviation, defense, security and intelligence programs, configured and optimized for mission success in some of the most challenging and demanding environments. Headquartered in Andover, MA, with manufacturing and design facilities around the world, Mercury specializes in engineering, adapting and manufacturing new solutions purpose-built to meet current and emerging high-tech needs. Our products and solutions have been successfully deployed with over 25 different defense prime contractors, a testament to our deep domain expertise and our commitment to Innovation that Matters®.
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
As of December 27, 2019, we had 1,805 employees. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the second quarter ended December 27, 2019 were $193.9 million, $16.3 million, $15.7 million, $0.29, $0.54, and $42.8 million, respectively. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted EPS, and adjusted EBITDA for the six months ended December 27, 2019 were $371.2 million, $35.6 million, $34.9 million, $0.63, $0.98, and $79.5 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
RESULTS OF OPERATIONS:
Results of operations for the second quarter ended December 27, 2019 include full period results from the acquisitions of GECO Avionics, LLC (“GECO”), The Athena Group, Inc. (“Athena”), Syntonic Microwave LLC (“Syntonic”) and American Panel Corporation (“APC”). Results of operations for the six months ended December 27, 2019 include full period results from the acquisitions of Germane Systems, LC (“Germane”), GECO, Athena, Syntonic and only the results from acquisition date for APC which was acquired subsequent to June 30, 2019. Results of operations for six months ended December 31, 2018, include only results from the acquisition date for Germane. Accordingly, the periods presented below are not directly comparable.
The second quarter ended December 27, 2019 compared to the second quarter ended December 31, 2018
The following table set forth, for the second quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	December 27, 2019	As a % of Total Net Revenue	December 31, 2018	As a % of Total Net Revenue
Net revenues	$193,913	100.0%	$159,089	100.0%
Cost of revenues	105,407	54.4	88,202	55.4
Gross margin	88,506	45.6	70,887	44.6
Operating expenses:
Selling, general and administrative	32,804	16.9	27,819	17.5
Research and development	24,660	12.7	16,192	10.2
Amortization of intangible assets	7,992	4.1	6,939	4.4
Restructuring and other charges	1,101	0.6	23	—
Acquisition costs and other related expenses	1,124	0.6	53	—
Total operating expenses	67,681	34.9	51,026	32.1
Income from operations	20,825	10.7	19,861	12.5
Interest income	312	0.2	71	—
Interest expense	—	—	(2,196)	(1.4)
Other expense, net	(351)	(0.2)	(870)	(0.5)
Income before income taxes	20,786	10.7	16,866	10.6
Tax provision	5,110	2.6	4,483	2.8
Net income	$15,676	8.1%	$12,383	7.8%
REVENUES
Total revenues increased $34.8 million, or 21.9%, for the second quarter ended December 27, 2019, as compared to the second quarter ended December 31, 2018 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase was primarily due to $18.5 million of additional organic revenues which were predominantly driven by increased demand for components and modules and sub-assemblies across the radar and electronic warfare (“EW”) applications. The organic revenues increase were driven by the Filthy Badger, F16/SABR and P8 programs, which were partially offset by decreases in the F-35 program. Total revenues also increased $16.3 million from acquired revenues due to GECO, Athena, Syntonic and APC, which were all acquired following December 31, 2018. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

GROSS MARGIN
Gross margin was 45.6% for the second quarter ended December 27, 2019, an increase of 100 basis points from the 44.6% gross margin achieved during the second quarter ended December 31, 2018. The higher gross margin was primarily driven by program mix and operational efficiencies, as well as a decrease in Customer Funded Research and Development (“CRAD”). The Athena and APC acquisitions also contributed to the increase in gross margin. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. Due to the nature of these efforts, they typically carry a lower margin. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. The gross margin improvement was partially offset by $0.6 million of inventory step-up related to the APC acquisition for the second quarter ended December 27, 2019.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $5.0 million, or 18.0%, to $32.8 million during the second quarter ended December 27, 2019, as compared to $27.8 million in the second quarter ended December 31, 2018. The increase was primarily related to additional headcount from organic growth, as well as the acquisitions of GECO, Athena, Syntonic and APC. Selling, general and administrative expenses decreased as a percentage of revenue to 16.9% for the second quarter ended December 27, 2019 from 17.5% for the second quarter ended December 31, 2018, primarily due to improved operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased approximately $8.5 million, or 52.5%, to $24.7 million during the second quarter ended December 27, 2019, as compared to $16.2 million during the second quarter ended December 31, 2018. The increase was primarily due to increased headcount from organic growth and our recent acquisitions. Research and development expenses accounted for 12.7% and 10.2% of our revenues for second quarter ended December 27, 2019 and second quarter ended December 31, 2018, respectively. The increase as a percentage of revenue was primarily driven by the continued investment in the growth of the business for the second quarter ended December 27, 2019.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges increased $1.1 million during the second quarter ended December 27, 2019, as compared to the second quarter ended December 31, 2018. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $1.1 million of acquisition costs and other related expenses during the second quarter ended December 27, 2019, as compared to $0.1 million during the second quarter ended December 31, 2018. The second quarter ended December 27, 2019 included acquisition costs and other related expenses related to the acquisition of APC, as well as costs associated with our evaluation of other acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income increased to $0.3 million in the second quarter ended December 27, 2019. This was driven by higher average balances of cash on hand during the second quarter ended December 27, 2019.
INTEREST EXPENSE
There was no interest expense incurred during the second quarter ended December 27, 2019, as there were no outstanding borrowings on our revolving credit facility (“the Revolver”) during the period.
OTHER EXPENSE, NET
Other expense, net decreased $0.5 million for the second quarter ended December 27, 2019, as compared to the second quarter ended December 31, 2018. The decrease was driven by additional foreign currency translation gain of $0.5 million for the second quarter ended December 27, 2019, compared to the second quarter ended December 31, 2018.
INCOME TAXES
We recorded an income tax provision of $5.1 million and $4.5 million on income before income taxes of $20.8 million and $16.9 million for the second quarters ended December 27, 2019 and December 31, 2018, respectively. During the second quarters ended December 27, 2019 and December 31, 2018, we recognized a discrete tax benefit of $0.4 million and $0.1 million related to excess tax benefits on stock-based compensation.
The effective tax rate for the second quarters ended December 27, 2019 and December 31, 2018 differed from the Federal statutory rate of 21% primarily due to Federal research and development credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).
Six months ended December 27, 2019 compared to the six months ended December 31, 2018
The following tables set forth, for the six month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	December 27, 2019	As a % of Total Net Revenue	December 31, 2018	As a % of Total Net Revenue
Net revenues	$371,217	100.0%	$303,145	100.0%
Cost of revenues	204,311	55.0	170,675	56.3
Gross margin	166,906	45.0	132,470	43.7
Operating expenses:
Selling, general and administrative	62,774	16.9	52,560	17.3
Research and development	46,530	12.5	31,140	10.3
Amortization of intangible assets	15,011	4.0	14,120	4.7
Restructuring and other charges	1,749	0.5	527	0.2
Acquisition costs and other related expenses	2,541	0.8	452	0.1
Total operating expenses	128,605	34.7	98,799	32.6
Income from operations	38,301	10.3	33,671	11.1
Interest income	1,499	0.4	137	—
Interest expense	—	—	(4,455)	(1.4)
Other expense, net	(1,785)	(0.5)	(1,879)	(0.6)
Income before income taxes	38,015	10.2	27,474	9.1
Tax provision	3,092	0.8	7,612	2.5
Net income	$34,923	9.4%	$19,862	6.6%
REVENUES
Total revenues increased $68.1 million, or 22.5%, for the six months ended December 27, 2019 compared to the six months ended December 31, 2018. The increase is primarily due to $41.5 million of additional organic revenues related to increased demand primarily for integrated subsystems and components across the EW, other sensor and effector and C4I applications. The increases in organic revenues were primarily driven by the SEWIP Block II and AIDEWS programs and a classified missile program, which were partially offset by decreases in the F-35 and WIN-T programs. Total revenues also increased due to $26.6 million of additional acquired revenues from the Germane, GECO, Athena, Syntonic and APC acquisitions. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 45.0% for the six months ended December 27, 2019, an increase of 130 basis points from the 43.7% gross margin achieved during the six months ended December 31, 2018. The higher gross margin was primarily driven by program mix, including lower CRAD, operational efficiencies and acquired businesses of Athena and APC. The six months ended December 27, 2019 and six months ended December 31, 2018, both include inventory step-up amortization of $0.6 million related to the APC and Germane acquisitions, respectively.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $10.2 million or 19.4%, to $62.8 million during the six months ended December 27, 2019, compared to $52.6 million in the six months ended December 31, 2018. The increase was primarily related to additional headcount from organic growth as well as the acquisitions of GECO, Athena, Syntonic and APC. Selling, general and administrative expenses decreased as a percentage of revenues to 16.9% during the six months ended December 27, 2019 from 17.3% during the six months ended December 31, 2018, primarily due to operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $15.4 million, or 49.5%, to $46.5 million during the six months ended December 27, 2019, compared to $31.1 million during the six months ended December 31, 2018. The increase was primarily due to increased headcount from organic growth and our recent acquisitions. Research and development expenses increased as a percentage of revenues to 12.5% during the six months ended December 27, 2019 from 10.3% during the six months ended December 31, 2018. The increase was driven by continued investment in the growth of the business during the six months ended December 27, 2019.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $1.7 million for the six months ended December 27, 2019, compared to $0.5 million during the six months ended December 31, 2018. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We incurred $2.5 million of acquisition costs and other related expenses during the six months ended December 27, 2019, compared to $0.5 million during the six months ended December 31, 2018. The acquisition costs and other related expenses we incurred during the six months ended December 27, 2019 were related to the acquisition of APC as well as costs associated with our evaluation of other acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income increased to $1.5 million during the six months ended December 27, 2019. This was driven by higher average balances of cash on hand during the six months ended December 27, 2019.
INTEREST EXPENSE
There was no interest expense incurred during the six months ended December 27, 2019, as there were no outstanding borrowings on the Revolver during the period.
OTHER EXPENSE, NET
Other expense, net was $1.8 million during the six months ended December 27, 2019, compared to $1.9 million during the six months ended December 31, 2018. The decrease in other expense, net was due to a $0.3 million foreign exchange gains during the six months ended December 27, 2019, compared to a $0.3 million foreign exchange loss during the six months ended December 31, 2018. The increase in foreign exchange gains, was partially offset by an additional $0.2 million of financing and registration fees and $0.3 million of litigation and settlement expenses during the six months ended December 27, 2019, respectively.
INCOME TAXES
We recorded an income tax provision of $3.1 million and $7.6 million on income from operations before income taxes of $38.0 million and $27.5 million for the six months ended December 27, 2019 and December 31, 2018, respectively. During the six months ended December 27, 2019 and December 31, 2018, we recognized discrete tax benefits of $6.5 million and $1.7 million, respectively, related to excess tax benefits on stock-based compensation.
The effective tax rate for the six months ended December 27, 2019 and December 31, 2018 differed from the Federal statutory rate of 21% primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the IRS.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to invest in improvements to our facilities, including the expansion of our trusted custom microelectronics business during fiscal 2020.
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
Shelf Registration Statement
On August 28, 2017, we filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from financings under the shelf registration statement for general corporate purposes, which may include the following:
•the acquisition of other companies or businesses;
•the repayment and refinancing of debt;
•capital expenditures;
•working capital; and
•other purposes as described in the prospectus supplement.
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. As of December 27, 2019, we had no outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
CASH FLOWS

	As of and For the Six Months Ended,
(In thousands)	December 27, 2019	December 31, 2018
Net cash provided by operating activities	$56,376	$45,330
Net cash used in investing activities	$(117,421)	$(55,831)
Net cash (used in) provided by financing activities	$(14,934)	$37,894
Net (decrease) increase in cash and cash equivalents	$(75,895)	$27,382
Cash and cash equivalents at end of period	$182,037	$93,903
Our cash and cash equivalents decreased by $75.9 million from June 30, 2019 to December 27, 2019, primarily as the result of $96.5 million of cash on hand used to fund the acquisition of APC, $20.9 million invested in purchases of property and equipment and $14.9 million used in the purchase and retirement of common stock to settle individual employees' tax liabilities associated with vesting of restricted stock awards These decreases were partially offset by $56.4 million provided by operating activities.

Operating Activities
During the six months ended December 27, 2019, we generated $56.4 million in cash from operating activities, an increase of $11.0 million when compared to the six months ended December 31, 2018. The increase in cash generated by operating activities was primarily the result of higher comparable net income, higher cash collections on outstanding accounts receivable and lower inventory purchases. These increases were partially offset by increased prepaid income taxes, decreased accounts payable, accrued expenses and income taxes payable and deferred revenue and customer advances.
Investing Activities
During the six months ended December 27, 2019, we invested $117.4 million compared to $55.8 million during the six months ended December 31, 2018. The increase was driven by the acquisition of APC during the six months ended December 27, 2019 and an additional $10.1 million invested in purchases of property and equipment, primarily related to the build out of our trusted custom microelectronics business during the six months ended December 27, 2019, as compared to the six months ended December 31, 2018.
Financing Activities
During the six months ended December 27, 2019, we had $14.9 million in cash used in financing activities compared to $37.9 million in cash provided by financing activities during the six months ended December 31, 2018. The $52.8 million decrease was primarily due to no borrowings on the Revolver and $8.0 million of additional payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards during the six months ended December 27, 2019, as compared to the six months ended December 31, 2018.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 27, 2019:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$97,083	$97,083	$—	$—	$—
Operating leases	79,051	10,074	25,509	20,007	23,461
	$176,134	$107,157	$25,509	$20,007	$23,461
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $97.1 million at December 27, 2019.
We have a liability at December 27, 2019 of $1.4 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Net income	$15,676	$12,383	$34,923	$19,862
Other non-operating adjustments, net	(549)	(18)	(248)	347
Interest (income) expense, net	(312)	2,125	(1,499)	4,318
Income tax provision	5,110	4,483	3,092	7,612
Depreciation	4,555	4,769	8,917	9,134
Amortization of intangible assets	7,992	6,939	15,011	14,120
Restructuring and other charges(1)	1,101	23	1,749	527
Impairment of long-lived assets	—	—	—	—
Acquisition and financing costs	1,882	762	4,118	1,805
Fair value adjustments from purchase accounting(2)	600	—	600	620
Litigation and settlement expense, net	142	179	455	179
Stock-based and other non-cash compensation expense	6,639	5,338	12,415	10,081
Adjusted EBITDA	$42,836	$36,983	$79,533	$68,605
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) For the second quarter and six months ended December 27, 2019, fair value adjustments from purchase accounting relate to APC inventory step-up amortization. For the six months ended December 31, 2018, fair value adjustments from purchase accounting relate to Germane inventory step-up amortization.
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
The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Second Quarters Ended
(In thousands, except per share data)	December 27, 2019		December 31, 2018
Net income and diluted earnings per share	$15,676	$0.29	$12,383	$0.26
Amortization of intangible assets	7,992		6,939
Restructuring and other charges(1)	1,101		23
Impairment of long-lived assets	—		—
Acquisition and financing costs	1,882		762
Fair value adjustments from purchase accounting(2)	600		—
Litigation and settlement expense, net	142		179
Stock-based and other non-cash compensation expense	6,639		5,338
Impact to income taxes(3)	(4,504)		(3,009)
Adjusted income and adjusted earnings per share	$29,528	$0.54	$22,615	$0.47

Diluted weighted-average shares outstanding		55,001		47,705
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) For the second quarter ended December 27, 2019, fair value adjustments from purchase accounting relate to APC inventory step-up amortization.
(3) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Six Months Ended
(In thousands, except per share data)	December 27, 2019		December 31, 2018
Net income and earnings per share	$34,923	$0.63	$19,862	$0.42
Amortization of intangible assets	15,011		14,120
Restructuring and other charges(1)	1,749		527
Impairment of long-lived assets	—		—
Acquisition and financing costs	4,118		1,805
Fair value adjustments from purchase accounting(2)	600		620
Litigation and settlement expense, net	455		179
Stock-based and other non-cash compensation expense	12,415		10,081
Impact to income taxes(3)	(15,353)		(6,082)
Adjusted income and adjusted earnings per share	$53,918	$0.98	$41,112	$0.86

Diluted weighted-average shares outstanding		55,037		47,696

(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) For the six months ended December 27, 2019, fair value adjustments from purchase accounting relate to APC inventory step-up amortization. For the six months ended December 31, 2018, fair value adjustments from purchase accounting relate to Germane inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 27, 2019	December 31, 2018	December 27, 2019	December 31, 2018
Cash provided by operating activities	$32,066	$25,301	$56,376	$45,330
Purchase of property and equipment	(11,324)	(7,075)	(20,919)	(10,802)
Free cash flow	$20,742	$18,226	$35,457	$34,528

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the second quarters ended December 27, 2019 and December 31, 2018, respectively:

(In thousands)	December 27, 2019	As a % of Total Net Revenue	December 31, 2018	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$177,583	92%	$159,089	100%	$18,494	12%
Acquired revenue	16,330	8%	—	—%	16,330	100%
Total revenues	$193,913	100%	$159,089	100%	$34,824	22%

The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the six months ended December 27, 2019 and December 31, 2018, respectively:

(In thousands)	December 27, 2019	As a % of Total Net Revenue	December 31, 2018	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$335,637	90%	$294,151	97%	$41,486	14%
Acquired revenue	35,580	10%	8,994	3%	26,586	296%
Total revenues	$371,217	100%	$303,145	100%	$68,072	22%

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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), an amendment of the FASB Accounting Standards Codification. The ASU provides guidance to determine whether to capitalize implementation costs of a cloud computing arrangement that is a service contract or expense as incurred. Costs of arrangements that do not include a software license should be accounted for as a service contract and expensed as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU permits two methods of adoption: prospectively to all implementation costs incurred after the date of adoption, or retrospectively to each prior reporting period presented. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the effect that ASU 2019-12 will have on our consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2019, we adopted ASC 842, Leases, (“ASC 842”), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. This ASU supersedes existing lease guidance, including ASC 840, Leases (Topic 840). The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. This ASU, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. We adopted ASC 842 using the optional transition method and, as a result, did not recast prior period unaudited consolidated comparative financial statements. All prior period amounts and disclosures remain presented under ASC 840. We elected the package of practical expedients which allows us to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. We also elected the hindsight practical expedient, permitting the use of hindsight when determining the lease term and assessing impairment of ROU assets. Adoption of the new standard resulted in additional lease assets and lease liabilities on the Unaudited Consolidated Balance Sheet with no cumulative impact to retained earnings and did not have a material impact on our Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2019 to December 27, 2019.
ITEM 4.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 27, 2019. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 27, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired APC business into our overall internal control over financial reporting environment.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 4, 2020.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer