Form 10-Q
period 2020-03-27
MERCURY SYSTEMS INC
filed 2020-05-05
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2020
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
Shares of Common Stock outstanding as of April 30, 2020 55,598,732 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 27, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$407,146	$257,932
Accounts receivable, net of allowance for doubtful accounts of $1,301 and $1,228 at March 27, 2020 and June 30, 2019, respectively	127,129	118,832
Unbilled receivables and costs in excess of billings	86,860	57,387
Inventory	161,858	137,112
Prepaid income taxes	1,129	90
Prepaid expenses and other current assets	11,271	10,819
Total current assets	795,393	582,172
Property and equipment, net	78,664	60,001
Goodwill	614,830	562,146
Intangible assets, net	216,546	206,124
Operating lease right-of-use assets	61,112	—
Other non-current assets	5,095	6,534
Total assets	$1,771,640	$1,416,977
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,089	$39,030
Accrued expenses	24,727	18,897
Accrued compensation	34,781	28,814
Deferred revenues and customer advances	12,419	11,291
Total current liabilities	122,016	98,032
Deferred income taxes	19,166	17,814
Income taxes payable	1,751	1,273
Long-term debt	200,000	—
Operating lease liabilities	67,028	—
Other non-current liabilities	12,246	15,119
Total liabilities	422,207	132,238
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 54,612,005 and 54,247,532 shares issued and outstanding at March 27, 2020 and June 30, 2019, respectively	546	542
Additional paid-in capital	1,064,698	1,058,745
Retained earnings	285,231	226,743
Accumulated other comprehensive loss	(1,042)	(1,291)
Total shareholders’ equity	1,349,433	1,284,739
Total liabilities and shareholders’ equity	$1,771,640	$1,416,977

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Net revenues	$208,016	$174,636	$579,233	$477,781
Cost of revenues	114,691	100,789	319,002	271,464
Gross margin	93,325	73,847	260,231	206,317
Operating expenses:
Selling, general and administrative	33,991	27,411	96,765	79,971
Research and development	24,967	17,439	71,497	48,579
Amortization of intangible assets	7,848	6,786	22,859	20,906
Restructuring and other charges	66	46	1,815	573
Acquisition costs and other related expenses	111	103	2,652	555
Total operating expenses	66,983	51,785	195,588	150,584
Income from operations	26,342	22,062	64,643	55,733
Interest income	458	205	1,957	342
Interest expense	(58)	(2,473)	(58)	(6,928)
Other income (expense), net	2,186	(328)	401	(2,207)
Income before income taxes	28,928	19,466	66,943	46,940
Tax provision	5,363	5,357	8,455	12,969
Net income	$23,565	$14,109	$58,488	$33,971
Basic net earnings per share	$0.43	$0.30	$1.07	$0.72
Diluted net earnings per share	$0.43	$0.29	$1.06	$0.71

Weighted-average shares outstanding:
Basic	54,604	47,258	54,514	47,164
Diluted	55,127	47,958	55,071	47,783

Comprehensive income:
Net income	$23,565	$14,109	$58,488	$33,971
Change in fair value of derivative instruments, net of tax	—	(2,147)	—	(2,147)
Foreign currency translation adjustments	344	(210)	227	(367)
Pension benefit plan, net of tax	7	(15)	22	(45)
Total other comprehensive income (loss), net of tax	351	(2,372)	249	(2,559)
Total comprehensive income	$23,916	$11,737	$58,737	$31,412
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Third Quarter Ended March 27, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 27, 2019	54,558	$545	$1,056,238	$261,666	$(1,393)	$1,317,056
Issuance of common stock under employee stock incentive plans	19	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	41	1	2,392	—	—	2,393
Purchase and retirement of common stock	(6)	—	(746)	—	—	(746)
Stock-based compensation	—	—	6,814	—	—	6,814
Net income	—	—	—	23,565	—	23,565
Other comprehensive income	—	—	—	—	351	351
Balance at March 27, 2020	54,612	$546	$1,064,698	$285,231	$(1,042)	$1,349,433

	For the Third Quarter Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	47,249	$472	$594,670	$199,830	$1,104	$796,076
Issuance of common stock under employee stock incentive plans	25	1	—	—	—	1
Purchase and retirement of common stock	(9)	—	(501)	—	—	(501)
Stock-based compensation	—	—	5,069	—	—	5,069
Net income	—	—	—	14,109	—	14,109
Other comprehensive loss	—	—	—	—	(2,372)	(2,372)
Balance at March 31, 2019	47,265	$473	$599,238	$213,939	$(1,268)	$812,382

	For the Nine Months Ended March 27, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	54,248	$542	$1,058,745	$226,743	$(1,291)	$1,284,739
Issuance of common stock under employee stock incentive plans	510	5	(2)	—	—	3
Issuance of common stock under employee stock purchase plan	41	1	2,392	—	—	2,393
Purchase and retirement of common stock	(187)	(2)	(15,681)	—	—	(15,683)
Stock-based compensation	—	—	19,244	—	—	19,244
Net income	—	—	—	58,488	—	58,488
Other comprehensive income	—	—	—	—	249	249
Balance at March 27, 2020	54,612	$546	$1,064,698	$285,231	$(1,042)	$1,349,433

	For the Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	46,924	$469	$590,163	$179,968	$1,291	$771,891
Issuance of common stock under employee stock incentive plans	439	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	51	1	1,676	—	—	1,677
Purchase and retirement of common stock	(149)	(2)	(7,432)	—	—	(7,434)
Stock-based compensation	—	—	14,836	—	—	14,836
Net income	—	—	—	33,971	—	33,971
Other comprehensive loss	—	—	—	—	(2,559)	(2,559)
Balance at March 31, 2019	47,265	$473	$599,238	$213,939	$(1,268)	$812,382
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$58,488	$33,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,579	34,830
Stock-based compensation expense	19,004	14,836
Provision (benefit) for deferred income taxes	1,174	(1,054)
Gain on sale of investment	(3,810)	—
Other non-cash items	2,402	2,715
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(34,254)	(22,081)
Inventory	(13,525)	(13,770)
Prepaid income taxes	(1,046)	3,761
Prepaid expenses and other current assets	508	(724)
Other non-current assets	(165)	137
Accounts payable, accrued expenses, and accrued compensation	17,968	15,610
Deferred revenues and customer advances	2,446	(2,065)
Income taxes payable	(2,485)	4,795
Other non-current liabilities	3,174	587
Net cash provided by operating activities	86,458	71,548
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(96,502)	(81,529)
Purchases of property and equipment	(31,788)	(17,862)
Proceeds from sale of investment	4,310	—
Net cash used in investing activities	(123,980)	(99,391)
Cash flows from financing activities:
Proceeds from employee stock plans	2,396	1,677
Borrowings under credit facilities	200,000	81,500
Purchase and retirement of common stock	(15,683)	(7,434)
Payments of deferred financing and offering costs	—	(1,851)
Net cash provided by financing activities	186,713	73,892
Effect of exchange rate changes on cash and cash equivalents	23	(55)
Net increase in cash and cash equivalents	149,214	45,994
Cash and cash equivalents at beginning of period	257,932	66,521
Cash and cash equivalents at end of period	$407,146	$112,515
Cash paid during the period for:
Interest	$—	$8,163
Income taxes	$10,457	$5,179
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
Investors and others should note that the Company announces material financial information using its website (www.mrcy.com), Securities and Exchange Commission (“SEC”) filings, press releases, public conference calls, webcasts, and social media, including Twitter (twitter.com/mrcy and twitter.com/mrcy_CEO) and LinkedIn (www.linkedin.com/company/mercury-systems). Therefore, the Company encourages investors and others interested in Mercury to review the information the Company posts on the social media and other communication channels listed on its website.
B. Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2019 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 15, 2019. The results for the third quarter and nine months ended March 27, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Effective July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to the third quarter of fiscal 2020 are to the quarter ending March 27, 2020. There were approximately 13-weeks during the third quarters ended March 27, 2020 and March 31, 2019, respectively. There were 39-weeks during the nine months ended March 27, 2020 and March 31, 2019, respectively. There have been no reclassifications of prior comparable periods due to this change.
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
REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”). The Company is the leader in making trusted, secure mission-critical technologies profoundly more accessible to aerospace and defense. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components; (ii) modules and sub-assemblies; and (iii) integrated subsystems. The Company also generates revenues from the performance of services, including systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 70% and 74% of revenues for the third quarter and nine months ended March 27, 2020, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 74% and 76% of revenues for the third quarter and nine months ended March 31, 2019, respectively.
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
Total revenue recognized under long-term contracts over time was 30% and 26% of total revenues for the third quarter and nine months ended March 27, 2020, respectively. Total revenue recognized under long-term contracts over time was 26% and 24% of total revenues for the third quarter and nine months ended March 31, 2019, respectively.
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
The contract asset balances were $86,860 and $57,387 as of March 27, 2020 and June 30, 2019, respectively. The contract asset balance increased due to growth in revenue recognized under long-term contracts over time during the nine months ended March 27, 2020. The contract liability balances were $14,858 and $12,362 as of March 27, 2020 and June 30, 2019, respectively. The increase was due to advanced billings across multiple programs.

Revenue recognized for the third quarter and nine months ended March 27, 2020 that was previously included in the contract liability balance at June 30, 2019 was $1,564 and $9,838, respectively. Revenue recognized for the third quarter and nine months ended March 31, 2019 that was included in the contract liability balance at June 30, 2018 was $1,173 and $10,156, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of March 27, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $262,425. The Company expects to recognize approximately 60% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Third Quarters Ended		Nine Months Ended
	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Basic weighted-average shares outstanding	54,604	47,258	54,514	47,164
Effect of dilutive equity instruments	523	700	557	619
Diluted weighted-average shares outstanding	55,127	47,958	55,071	47,783
Equity instruments to purchase 3 and 136 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended March 27, 2020, because the equity instruments were anti-dilutive. Equity instruments to purchase 11 and 244 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended March 31, 2019, because the equity instruments were anti-dilutive.
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

The following table presents the net purchase price and the fair values of the assets and liabilities of APC on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$100,826
Working capital and net debt adjustment	(5,952)
Liabilities assumed	2,454
Less cash acquired	(826)
Net purchase price	$96,502

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$826
Accounts receivable	3,726
Inventory	11,271
Fixed assets	690
Other current and non-current assets	3,494
Accounts payable	(1,554)
Accrued expenses	(1,013)
Other current and non-current liabilities	(5,749)
Estimated fair value of net tangible assets acquired	11,691
Estimated fair value of identifiable intangible assets	33,200
Estimated goodwill	52,437
Estimated fair value of net assets acquired	97,328
Less cash acquired	(826)
Net purchase price	$96,502
The amounts above represent the preliminary fair value estimates as of March 27, 2020 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $20,400 with a useful life of 11 years, completed technology of $10,400 with a useful life of 11 years and backlog of $2,400 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $52,437 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Sensor and Mission Processing (“SMP”) reporting unit. Since APC was a qualified subchapter S subsidiary, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of March 27, 2020, the Company had $51,686 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to APC because such information is not material to the Company's financial results.
The revenues and income before income taxes from APC included in the Company's consolidated results for the third quarter ended March 27, 2020 were $7,600 and $103, respectively. The revenues and income before income taxes from APC included in the Company's consolidated results for the nine months ended March 27, 2020 were $18,196 and $1,905, respectively. The APC results include expenses resulting from purchase accounting which include amortization of intangible assets and inventory step-up.
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
The amounts above represent the preliminary fair value estimates as of March 27, 2020 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes completed technology of $23,700 with a useful life of 11 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
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
The amounts above represent the preliminary fair value estimates as of March 27, 2020 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimates include customer relationships of $4,200 with a useful life of 10 years, completed technology of $2,500 with a useful life of nine years and backlog of $400 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $4,232 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Advanced Microelectronic Solutions (“AMS”) reporting unit. Since Syntonic was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of March 27, 2020, the Company had $2,936 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Syntonic because such information is not material to the Company's financial results.
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

The following table presents the net purchase price and the fair values of the assets and liabilities of GECO:

Amounts
Consideration transferred
Cash paid at closing	$36,500
Net purchase price	$36,500

Fair value of tangible assets acquired and liabilities assumed
Accounts receivable	$1,320
Inventory	1,454
Fixed assets	459
Accounts payable	(217)
Accrued expenses	(239)
Fair value of net tangible assets acquired	2,777
Fair value of identifiable intangible assets	12,700
Goodwill	21,023
Fair value of net assets acquired	36,500
Net purchase price	$36,500
On January 29, 2020, the measurement period for GECO expired. The identifiable intangible assets include customer relationships of $6,900 with a useful life of 11 years, completed technology of $4,800 with a useful life of 10 years and backlog of $1,000 with a useful life of two years.
The goodwill of $21,023 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the SMP reporting unit. Since GECO was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of March 27, 2020, the Company had $19,939 of goodwill deductible for tax purposes.
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
The goodwill of $23,558 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the MDS reporting unit. Since Germane was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of March 27, 2020, the Company had $21,363 of goodwill deductible for tax purposes.
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 27, 2020:

	Fair Value Measurements
	March 27, 2020	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$99,905	$—	$99,905	$—
Total	$99,905	$—	$99,905	$—
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

During the third quarter ended March 27, 2020 the Company received gross proceeds and recorded a gain on sale of a cost-method investment of $4,310 and $3,810, respectively. The gain on sale of investment is included within Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income for the third quarter and nine months ended March 27, 2020. The Company's cost-method investment did not have a readily determinable fair value and was recorded at cost within Other non-current assets in the Consolidated Balance Sheet prior to its sale.
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

	March 27, 2020	June 30, 2019
Raw materials	$95,054	$84,561
Work in process	49,127	38,525
Finished goods	17,677	14,026
Total	$161,858	$137,112

F.Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the nine months ended March 27, 2020:

	SMP	AMS	MDS	Total
Balance at June 30, 2019	$140,783	$222,379	$198,984	$562,146
Goodwill adjustment for the Germane acquisition	—	—	447	447
Goodwill adjustment for the GECO acquisition	(200)	—	—	(200)
Goodwill arising from the APC acquisition	52,437	—	—	52,437
Balance at March 27, 2020	$193,020	$222,379	$199,431	$614,830
In the nine months ended March 27, 2020, there were no triggering events, as defined by ASC 350, Intangibles - Goodwill and Other, which required an interim goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
G.Restructuring
The following table presents the detail of activity for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2019	$4	$—	$4
Restructuring and other charges	1,740	75	1,815
Cash paid	(892)	(75)	(967)
Restructuring liability at March 27, 2020	$852	$—	$852
During the nine months ended March 27, 2020, the Company incurred net restructuring and other charges of $1,815. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
All of the restructuring and other charges are classified as operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.

H.Income Taxes
The Company recorded an income tax provision of $5,363 and $5,357 on income before income taxes of $28,928 and $19,466 for the third quarters ended March 27, 2020 and March 31, 2019, respectively. The Company recorded an income tax provision of $8,455 and $12,969 on income before income taxes of $66,943 and $46,940 for the nine months ended March 27, 2020 and March 31, 2019, respectively.
During the third quarters ended March 27, 2020 and March 31, 2019, the Company recognized a discrete tax benefit of $159 and $143, respectively, related to excess tax benefits on stock-based compensation. During the nine months ended March 27, 2020 and March 31, 2019, the Company recognized a discrete tax benefit of $6,639 and $1,858, respectively, related to excess tax benefits on stock-based compensation.
The Company recognized a discrete tax benefit of $1,005, net of a $251 tax reserve, related to research and development credits and an $813 discrete tax benefit from a release of a valuation allowance on a capital loss carryforward, during the third quarter and nine months ended March 27, 2020.
The effective tax rate for the third quarters ended March 27, 2020 and March 31, 2019 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a release of a valuation allowance on a capital loss carryforward, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
The effective tax rate for the nine months ended March 27, 2020 and March 31, 2019 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a release of a valuation allowance on a capital loss carryforward, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
The Company recorded an increase to its unrecognized tax positions of $251 related to research and development credits claimed on an amended Federal tax return during the third quarter ended March 27, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the coronavirus disease 2019 (“COVID”) pandemic. The CARES Act, among other things, permits immediate expensing of Qualified Improvement Property for tax purposes. The Company is currently evaluating the impact of the CARES Act on its consolidated financial statements and related disclosures, and the Company expects that it will result in a cash benefit.
I.Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of March 27, 2020, the Company's outstanding balance of unamortized deferred financing costs was $4,705, which is being amortized to Other income (expense), net on a straight line basis over the term of the Revolver. During the third quarter ended March 27, 2020, the Company drew $200,000 to provide access to capital and flexibility in managing its operations during this time of uncertainty due to COVID.
As of March 27, 2020, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $200,000 against the Revolver, resulting in interest expense of $58 for both the third quarter and nine months ended March 27, 2020. There were outstanding letters of credit of $904 as of March 27, 2020.
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

The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at March 27, 2020 was a net liability of $9,583, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $7 and $22 in AOCI during the third quarter and nine months ended March 27, 2020, respectively. The Company recorded a net loss of $15 and $45 in AOCI during the third quarter and nine months ended March 31, 2019, respectively. The Company recognized net periodic benefit costs of $304 and $896 associated with the Plan for the third quarter and nine months ended March 27, 2020, respectively. The Company recognized net periodic benefit costs of $197 and $599 associated with the Plan for the third quarter and nine months ended March 31, 2019, respectively. The Company's total expected employer contributions to the Plan during fiscal 2020 are $822.
K.Stock-Based Compensation
STOCK INCENTIVE PLANS
The aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 2,862 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) at the time of shareholder approval of the 2018 Plan. The 2018 Plan replaced the 2005 Plan. On November 6, 2019, an additional 184 shares from the 2005 Plan were rolled into the 2018 Plan as a result of forfeiture, cancellation, or termination (other than by exercise) of previously-made grants under the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 2,656 shares available for future grant under the 2018 Plan at March 27, 2020.
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
EMPLOYEE STOCK PURCHASE PLAN
The aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 41 and 51 shares issued under the ESPP during the nine months ended March 27, 2020 and March 31, 2019, respectively. Shares available for future purchase under the ESPP totaled 77 at March 27, 2020.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2019	4	$5.52	2.13
Granted	—	—
Exercised	(1)	5.52
Canceled	—	—
Outstanding at March 27, 2020	3	$5.52	1.38

The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 30, 2019:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	1,046	$39.62
Granted	500	81.05
Vested	(510)	30.73
Forfeited	(40)	54.22
Outstanding at March 27, 2020	996	$60.00
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $481 and $241 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended March 27, 2020 and June 30, 2019, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Third Quarters Ended		Nine Months Ended
	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Cost of revenues	$341	$188	$682	$599
Selling, general and administrative	5,476	4,039	15,503	12,465
Research and development	997	646	2,819	1,772
Stock-based compensation expense before tax	6,814	4,873	19,004	14,836
Income taxes	(1,772)	(1,316)	(4,941)	(4,006)
Stock-based compensation expense, net of income taxes	$5,042	$3,557	$14,063	$10,830

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

The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THIRD QUARTER ENDED MARCH 27, 2020
Net revenues to unaffiliated customers	$196,158	$11,408	$450	$—	$208,016
Inter-geographic revenues	389	754	—	(1,143)	—
Net revenues	$196,547	$12,162	$450	$(1,143)	$208,016
THIRD QUARTER ENDED MARCH 31, 2019
Net revenues to unaffiliated customers	$158,715	$15,280	$641	$—	$174,636
Inter-geographic revenues	2,984	314	—	(3,298)	—
Net revenues	$161,699	$15,594	$641	$(3,298)	$174,636
NINE MONTHS ENDED MARCH 27, 2020
Net revenues to unaffiliated customers	$539,535	$37,569	$2,129	$—	$579,233
Inter-geographic revenues	2,015	2,222	—	(4,237)	—
Net revenues	$541,550	$39,791	$2,129	$(4,237)	$579,233
NINE MONTHS ENDED MARCH 31, 2019
Net revenues to unaffiliated customers	$435,733	$39,918	$2,130	$—	$477,781
Inter-geographic revenues	5,434	1,017	—	(6,451)	—
Net revenues	$441,167	$40,935	$2,130	$(6,451)	$477,781
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
The following table presents the Company's net revenue by end user for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Domestic(1)	$187,560	$153,634	$516,659	$427,119
International/Foreign Military Sales(2)	20,456	21,002	62,574	50,662
Total Net Revenue	$208,016	$174,636	$579,233	$477,781
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

The following table presents the Company's net revenue by end application for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Radar(1)	$78,113	$40,674	$164,360	$123,661
Electronic Warfare(2)	40,221	36,569	112,417	86,320
Other Sensor & Effector(3)	26,278	28,364	80,680	63,477
Total Sensor & Effector	144,612	105,607	357,457	273,458
C4I(4)	47,351	46,217	154,140	137,717
Other(5)	16,053	22,812	67,636	66,606
Total Net Revenue	$208,016	$174,636	$579,233	$477,781
        (1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
        (2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
        (3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
        (4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
        (5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Components(1)	$56,786	$52,372	$170,586	$133,686
Modules and Sub-assemblies(2)	46,069	36,153	148,583	130,142
Integrated Subsystems(3)	105,161	86,111	260,064	213,953
Total Net Revenue	$208,016	$174,636	$579,233	$477,781
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
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 27, 2020	$73,549	$5,108	$7	$—	$78,664
June 30, 2019	$54,952	$5,037	$12	$—	$60,001
Identifiable long-lived assets exclude ROU assets, goodwill, and intangible assets.

Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Third Quarters Ended		Nine Months Ended
	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Lockheed Martin Corporation	17%	24%	17%	16%
Raytheon Company	17%	19%	15%	21%
L3Harris Technologies	*	*	10%	*
	34%	43%	42%	37%
* Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenue for the third quarters and nine months ended March 27, 2020 and March 31, 2019.
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
PURCHASE COMMITMENTS
As of March 27, 2020, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $110,203.
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

SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

As of
March 27, 2020
Operating lease right-of-use assets	$61,112

Accrued expenses(1)	$6,805
Operating lease liabilities	67,028
Total operating lease liabilities	$73,833
        (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.
OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

Nine Months Ended
March 27, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5,251
Right-of-use assets obtained in exchange for new lease liabilities (1)	$18,675
Weighted average remaining lease term	9.4 years
Weighted average discount rate	4.89%
(1) This balance includes $2,485 of Right-of-use assets associated with the acquisition of APC on September 23, 2019.

MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of March 27, 2020 were as follows:

Fiscal Year	Totals
2020(1)	$2,583
2021	8,902
2022	10,642
2023	9,897
2024	8,951
Thereafter	53,580
Total lease payments	94,555
Less: imputed interest	(20,722)
Present value of operating lease liabilities	$73,833
        (1) Excludes the nine months ended March 27, 2020.
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, future minimum lease payments for non-cancelable operating leases were as follows:

Fiscal Year	Totals
2020	$10,205
2021	8,949
2022	8,280
2023	7,414
2024	6,496
Thereafter	28,286
Total minimum lease payments	$69,630
        During the third quarter and nine months ended March 27, 2020, the Company recognized operating lease expense of $2,550 and $7,541, respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at March 27, 2020.
O.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, Federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to interest rate swaps or other cash flow hedging arrangements, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and as updated herein. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is the leader in making trusted, secure mission-critical technologies profoundly more accessible to aerospace and defense. Our innovative solutions power more than 300 aerospace, commercial aviation, defense, security and intelligence programs, configured and optimized for mission success in some of the most challenging and demanding environments. Headquartered in Andover, Massachusetts, with manufacturing and design facilities around the world, Mercury specializes in engineering, adapting and manufacturing new solutions purpose-built to meet current and emerging high-tech needs. Our products and solutions have been successfully deployed with over 25 different defense prime contractors, a testament to our deep domain expertise and our commitment to Innovation That Matters®.
Our unique capabilities, technology and R&D investment strategy combine to differentiate Mercury in our industry. Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies and subsystems. We maintain our technological edge by investing in critical capabilities and intellectual property (“IP” or “building blocks”) in processing and RF, leveraging open standards and open architectures to quickly adapt those building blocks into solutions for highly data-intensive applications for the sensor processing chain, all the way from the sensor to the network. This can encompass multiple sensor and mission processing functions - including emerging needs in artificial intelligence (“AI”). We leverage the Company’s building blocks to design, build and manufacture integrated sensor processing subsystems - often including classified application-specific software and IP - for the C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) and electronic warfare (“EW”) markets. These subsystems are deployed by our customers - defense and commercial aerospace companies, defense prime contractors and the U.S. Department of Defense (“DoD”) - in a variety of mission-critical applications. An important component of adapting these technologies and IP for these applications is our investment in specialized packaging, ruggedization and cooling to address size, weight and power (“SWaP”) challenges. These investments, coupled with our domestic design, development, and manufacturing capabilities in mission computing, safety-critical avionics and platform management solutions and RF, microwave and millimeter wave components and subsystems bring significant domain expertise to our customers.
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
As of March 27, 2020, we had 1,884 employees. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the third quarter ended March 27, 2020 were $208.0 million, $16.5 million, $23.6 million, $0.43, $0.60, and $47.1 million, respectively. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted EPS, and adjusted EBITDA for the nine months ended March 27, 2020 were $579.2 million, $52.1 million, $58.5 million, $1.06, $1.58, and $126.6 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
OUR RESPONSE TO COVID
The coronavirus disease 2019 (“COVID”) pandemic continues to impact people and countries around the world. This is a time of extraordinary uncertainty. It is also a time when the work we do in support of strategic national priorities is recognized as critical.
At Mercury, we remain focused on the four goals we established at the outset of the COVID crisis: to protect the health, safety, and livelihoods of our people; to mitigate or reduce operational and financial risks to the Company; to continue to deliver on our commitments to customers and shareholders; and to continue the mission-critical work Mercury does every day to support the ongoing security of our nation, our brave men and women in uniform, and the communities in which we all live.
To protect the health, safety, and livelihoods of our employees, we took immediate action on several fronts, instituting a variety of new policies and programs including, but not limited to, additional sick leave for COVID-related circumstances, a work-from-home policy for all employees who can perform their duties remotely as well as increasing overtime pay for eligible employees. We also established a relief fund, with an initial $1 million budget, to assist eligible Mercury employees, including temporary agency employees, experiencing unexpected financial burdens as a result of the COVID crisis. The intent of the Mercury COVID Relief Fund is to provide financial assistance to employees who may otherwise be unable to pay for basic necessities, unexpected care for immediate family members, or other urgent needs that promote their health and safety during the current COVID crisis.
As we have been designated an “essential business” as a part of the defense industrial base, during the quarter, our facilities continued to operate while complying with social distancing requirements consistent with Centers for Disease Control and Prevention (“CDC”) guidelines and requirements. We implemented numerous preventive measures to maximize the safety of our facilities, including but not limited to, establishing physical segregation areas, implementing environmental cleaning and disinfection protocols in compliance with CDC guidelines and requirements, temperature testing, and limiting non-essential site visits by internal and external visitors.
RESULTS OF OPERATIONS:
Results of operations for the third quarter ended March 27, 2020 include full period results from the acquisitions of GECO Avionics, LLC (“GECO”), The Athena Group, Inc. (“Athena”), Syntonic Microwave LLC (“Syntonic”) and American Panel Corporation (“APC”). Results of operations for the nine months ended March 27, 2020 include full period results from the acquisitions of Germane Systems, LC (“Germane”), GECO, Athena, Syntonic and only the results from acquisition date for APC which was acquired subsequent to June 30, 2019. Results of operations for the third quarter ended March 31, 2019, include only results from the acquisition date for GECO. Results of operations for the nine months ended March 31, 2019, include only results from the acquisition date for Germane and GECO. Accordingly, the periods presented below are not directly comparable.

The third quarter ended March 27, 2020 compared to the third quarter ended March 31, 2019
The following table set forth, for the third quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	March 27, 2020	As a % of Total Net Revenue	March 31, 2019	As a % of Total Net Revenue
Net revenues	$208,016	100.0%	$174,636	100.0%
Cost of revenues	114,691	55.1	100,789	57.7
Gross margin	93,325	44.9	73,847	42.3
Operating expenses:
Selling, general and administrative	33,991	16.3	27,411	15.7
Research and development	24,967	12.0	17,439	10.0
Amortization of intangible assets	7,848	3.8	6,786	3.9
Restructuring and other charges	66	—	46	—
Acquisition costs and other related expenses	111	0.1	103	0.1
Total operating expenses	66,983	32.2	51,785	29.7
Income from operations	26,342	12.7	22,062	12.6
Interest income	458	0.2	205	0.1
Interest expense	(58)	—	(2,473)	(1.4)
Other income (expense), net	2,186	1.0	(328)	(0.1)
Income before income taxes	28,928	13.9	19,466	11.2
Tax provision	5,363	2.6	5,357	3.1
Net income	$23,565	11.3%	$14,109	8.1%
REVENUES
Total revenues increased $33.4 million, or 19.1%, to $208.0 million during the third quarter ended March 27, 2020, as compared to $174.6 million during the third quarter ended March 31, 2019 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase was primarily due to $19.3 million of additional organic revenues which were predominantly driven by increased demand for integrated subsystems and modules and sub-assemblies across radar and electronic warfare (“EW”) applications. The organic revenues increase were driven by a classified radar program, as well as the P8 and Aegis programs, which were partially offset by decreases in a classified missile program and the WIN-T program. Total revenues also increased $14.1 million from acquired revenues due to a full period of results for GECO, and results for Athena, Syntonic and APC, which were all acquired following March 31, 2019. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 44.9% for the third quarter ended March 27, 2020, an increase of 260 basis points from the 42.3% gross margin achieved during the third quarter ended March 31, 2019. The higher gross margin was primarily driven by program mix, including a higher volume of secure processing programs, and operational efficiencies, including higher utilization. The gross margin improvement was partially offset by an increase in Customer Funded Research and Development (“CRAD”) and $0.5 million of higher inventory step-up amortization associated with our acquired businesses, as compared to the same period in fiscal 2019. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. Due to the nature of these efforts, they typically carry a lower margin. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.6 million, or 24.1%, to $34.0 million during the third quarter ended March 27, 2020, as compared to $27.4 million in the third quarter ended March 31, 2019. The increase was primarily related to additional headcount from organic growth and our recent acquisitions. Selling, general and administrative expenses increased as a percentage of revenue to 16.3% for the third quarter ended March 27, 2020 from 15.7% for the third quarter ended March 31, 2019.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $7.6 million, or 43.7%, to $25.0 million during the third quarter ended March 27, 2020, as compared to $17.4 million during the third quarter ended March 31, 2019. The increase was primarily due to additional headcount from organic growth and our recent acquisitions. Research and development expenses accounted for 12.0% and 10.0% of our revenues for third quarters ended March 27, 2020 and March 31, 2019, respectively. The increase as a percentage of revenue was primarily driven by the continued investment in internal R&D during the third quarter ended March 27, 2020 to promote future growth of the business.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were consistent during the third quarters ended March 27, 2020 and March 31, 2019. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were consistent during the third quarters ended March 27, 2020 and March 31, 2019. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income increased to $0.5 million during the third quarter ended March 27, 2020. This was driven by higher average balances of cash on hand during the third quarter ended March 27, 2020, as compared to the prior year.
INTEREST EXPENSE
We incurred $0.1 million of interest expense during the third quarter ended March 27, 2020, related to outstanding borrowings of $200.0 million on our revolving credit facility (“the Revolver”) during the period. We drew against the Revolver during the third quarter ended March 27, 2020 to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID.
OTHER INCOME (EXPENSE), NET
Other income (expense), net increased $2.5 million, to $2.2 million of other income during the third quarter ended March 27, 2020, as compared to $0.3 million of other expense for the third quarter ended March 31, 2019. The increase was driven by a $3.8 million gain on the sale of cost-method investment, partially offset by foreign currency translation losses of $1.2 million for the third quarter ended March 27, 2020, compared to $0.2 million foreign currency translation gain for the third quarter ended March 31, 2019.
INCOME TAXES
We recorded an income tax provision of $5.4 million and $5.4 million on income before income taxes of $28.9 million and $19.5 million for the third quarters ended March 27, 2020 and March 31, 2019, respectively.
During the third quarters ended March 27, 2020 and March 31, 2019, we recognized a discrete tax benefit of $0.2 million and $0.1 million related to excess tax benefits on stock-based compensation. We also recognized a discrete tax benefit of $1.0 million, net of a $0.3 million tax reserve, related to research and development credits and a $0.8 million discrete tax benefit from a release of a valuation allowance on a capital loss carryforward during the third quarter ended March 27, 2020.
The effective tax rate for the third quarters ended March 27, 2020 and March 31, 2019 differed from the Federal statutory rate of 21% primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a release of a valuation allowance on a capital loss carryforward, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.

The Company recorded an increase to its unrecognized tax positions of $0.3 million related to research and development credits during the third quarter ended March 27, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to COVID. The CARES Act, among other things, permits immediate expensing of Qualified Improvement Property (“QIP”) for tax purposes. While we are currently evaluating the impact of the CARES Act on our consolidated financial statements and related disclosures, we expect that it will result in a cash benefit.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).
Nine months ended March 27, 2020 compared to the nine months ended March 31, 2019
The following tables set forth, for the nine month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	March 27, 2020	As a % of Total Net Revenue	March 31, 2019	As a % of Total Net Revenue
Net revenues	$579,233	100.0%	$477,781	100.0%
Cost of revenues	319,002	55.1	271,464	56.8
Gross margin	260,231	44.9	206,317	43.2
Operating expenses:
Selling, general and administrative	96,765	16.7	79,971	16.7
Research and development	71,497	12.3	48,579	10.2
Amortization of intangible assets	22,859	3.9	20,906	4.4
Restructuring and other charges	1,815	0.3	573	0.1
Acquisition costs and other related expenses	2,652	0.5	555	0.1
Total operating expenses	195,588	33.7	150,584	31.5
Income from operations	64,643	11.2	55,733	11.7
Interest income	1,957	0.3	342	0.1
Interest expense	(58)	—	(6,928)	(1.5)
Other income (expense), net	401	0.1	(2,207)	(0.5)
Income before income taxes	66,943	11.6	46,940	9.8
Tax provision	8,455	1.5	12,969	2.7
Net income	$58,488	10.1%	$33,971	7.1%
REVENUES
Total revenues increased $101.4 million, or 21.2%, to $579.2 million during the nine months ended March 27, 2020, as compared to $477.8 million during the nine months ended March 31, 2019. The increase is primarily due to $60.8 million of additional organic revenues related to integrated subsystems and components across radar, EW and other sensor and effector applications. The increases in organic revenues were primarily driven by the P8, AIDEWS and Filthy Badger programs, which were partially offset by decreases to the WIN-T and F-35 programs. Total revenues also increased due to $40.7 million of additional acquired revenues from the Germane, GECO, Athena, Syntonic and APC acquisitions. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 44.9% for the nine months ended March 27, 2020, an increase of 170 basis points from the 43.2% gross margin achieved during the nine months ended March 31, 2019. The higher gross margin was primarily driven by program mix, including a higher volume of secure processing programs, operational efficiencies, including higher utilization, and lower CRAD. The nine months ended March 27, 2020 includes $0.5 million of higher inventory step-up amortization associated with our acquired businesses, as compared to the same period in fiscal 2019.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $16.8 million, or 21.0%, to $96.8 million during the nine months ended March 27, 2020, as compared to $80.0 million during the nine months ended March 31, 2019. The increase was primarily related to additional headcount from organic growth and our recent acquisitions. Selling, general and administrative expenses as a percentage of revenues was 16.7% for both the nine months ended March 27, 2020 and March 31, 2019.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $22.9 million, or 47.1%, to $71.5 million during the nine months ended March 27, 2020, as compared to $48.6 million during the nine months ended March 31, 2019. The increase was primarily related to additional headcount from organic growth and our recent acquisitions. Research and development expenses increased as a percentage of revenues to 12.3% during the nine months ended March 27, 2020 from 10.2% during the nine months ended March 31, 2019. The increase was driven by continued investment in internal R&D during the nine months ended March 27, 2020 to promote future growth of the business.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $1.8 million for the nine months ended March 27, 2020, as compared to $0.6 million during the nine months ended March 31, 2019. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.7 million during the nine months ended March 27, 2020, as compared to $0.6 million during the nine months ended March 31, 2019. The acquisition costs and other related expenses we incurred during the nine months ended March 27, 2020 were related to the acquisition of APC as well as costs associated with our evaluation of other acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our capabilities and new end markets within the sensor processing chain. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income increased $1.7 million, to $2.0 million during the nine months ended March 27, 2020, as compared to $0.3 million during the nine months ended March 31, 2019. This was driven by higher average balances of cash on hand during the nine months ended March 27, 2020 compared to the prior period.
INTEREST EXPENSE
We incurred $0.1 million of interest expense during the nine months ended March 27, 2020, related to outstanding borrowings of $200.0 million on our Revolver during the period. We drew against the Revolver during the third quarter ended March 27, 2020 to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID.
OTHER INCOME (EXPENSE), NET
Other income (expense), net was $0.4 million of other income during the nine months ended March 27, 2020, compared to $2.2 million of other expense during the nine months ended March 31, 2019. The increase was due to a $3.8 million gain on the sale of a cost-method investment, partially offset by additional foreign exchange losses of $0.8 million during the nine months ended March 27, 2020. There were additional financing and registration fees of $0.3 million during the nine months ended March 27, 2020, as compared to the nine months ended March 31, 2019.
INCOME TAXES
We recorded an income tax provision of $8.5 million and $13.0 million on income before income taxes of $66.9 million and $46.9 million for the nine months ended March 27, 2020 and March 31, 2019, respectively.
During the nine months ended March 27, 2020 and March 31, 2019, we recognized a discrete tax benefit of $6.6 million and $1.9 million, respectively, related to excess tax benefits on stock-based compensation. We also we recognized a discrete tax benefit of $1.0 million, net of a $0.3 million tax reserve, related to research and development credits and a $0.8 million discrete tax benefit from a release of a valuation allowance on a capital loss carryforward during the nine months ended March 27, 2020.
The effective tax rate for the nine months ended March 27, 2020 and March 31, 2019 differed from the Federal statutory rate of 21% primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a release of a valuation allowance on a capital loss carryforward, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.

On March 27, 2020, the CARES Act was enacted in response to COVID. The CARES Act, among other things, permits immediate expensing of QIP for tax purposes. While we are currently evaluating the impact of the CARES Act on our consolidated financial statements and related disclosures, we expect that it will result in a cash benefit.
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
Based on our current plans, business conditions, including the COVID pandemic, and essential business status, we believe that existing cash and cash equivalents, our available Revolver, cash generated from operations, and our financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Refer to Item 1A - “Risk Factors” herein for a risk factor related to health epidemics, pandemics and similar outbreaks.
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. During the third quarter ended March 27, 2020, we drew $200.0 million to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID. As of March 27, 2020, we had outstanding borrowings of $200.0 million on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
CASH FLOWS

	As of and For the Nine Months Ended,
(In thousands)	March 27, 2020	March 31, 2019
Net cash provided by operating activities	$86,458	$71,548
Net cash used in investing activities	$(123,980)	$(99,391)
Net cash provided by financing activities	$186,713	$73,892
Net increase in cash and cash equivalents	$149,214	$45,994
Cash and cash equivalents at end of period	$407,146	$112,515

Our cash and cash equivalents increased by $149.2 million from June 30, 2019 to March 27, 2020, primarily as the result of $86.5 million provided by operating activities. We had borrowings under the Revolver of $200.0 million, which was drawn to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID. We used $96.5 million of cash on hand to fund the acquisition of APC, invested $31.8 million in purchases of property and equipment and used $15.7 million in the purchase and retirement of common stock to settle individual employees' tax liabilities associated with vesting of restricted stock awards.
Operating Activities
During the nine months ended March 27, 2020, we generated $86.5 million in cash from operating activities, an increase of $15.0 million, as compared to the nine months ended March 31, 2019. The increase was primarily the result of higher comparable net income and higher deferred revenue and customer advances. This increase was partially offset by greater unbilled receivables driven by our growth in revenue related to contracts with customers recognized over time during the nine months ended March 27, 2020, as compared to the same period of fiscal 2019. The nine months ended March 27, 2020 also included higher income tax payments, as compared to the nine months ended March 31, 2019.
Investing Activities
During the nine months ended March 27, 2020, we invested $124.0 million, an increase of $24.6 million, as compared to the nine months ended March 31, 2019. The increase was driven by the acquisition of APC during the nine months ended March 27, 2020. There was an additional $13.9 million invested in purchases of property and equipment, primarily related to the build out of our trusted custom microelectronics business during the nine months ended March 27, 2020, as compared to the nine months ended March 31, 2019. These investments in the business were partially offset by $4.3 million of proceeds from the sale of investment during the nine months ended March 27, 2020.
Financing Activities
During the nine months ended March 27, 2020, we had $186.7 million in cash provided by financing activities, an increase of $112.8 million, as compared to the nine months ended March 31, 2019. During the nine months ended March 27, 2020, we had borrowings under the Revolver of $200.0 million, which was drawn to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID. Cash provided by financing activities during the nine months ended March 27, 2020 was partially offset by $8.2 million of additional payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards, as compared to the nine months ended March 31, 2019. Cash provided by financing activities was primarily used to fund our growth strategy through mergers and acquisitions in fiscal 2019.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 27, 2020:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$110,203	$110,203	$—	$—	$—
Operating leases	94,555	9,173	20,578	17,929	46,875
	$204,758	$119,376	$20,578	$17,929	$46,875
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $110.2 million at March 27, 2020.
We have a liability at March 27, 2020 of $1.8 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
Adjusted EBITDA is defined as net income before other non-operating adjustments, interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, COVID related expenses, and stock-based and other non-cash compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining the portion of bonus compensation for executive officers and other key employees based on operating performance, evaluating short-term and long-term operating trends in our operations and allocating resources to various initiatives and operational requirements. We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without any correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our adjusted EBITDA are valuable indicators of our operating performance.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Net income	$23,565	$14,109	$58,488	$33,971
Other non-operating adjustments, net	(3,138)	(502)	(3,386)	(155)
Interest (income) expense, net	(400)	2,268	(1,899)	6,586
Income tax provision	5,363	5,357	8,455	12,969
Depreciation	4,803	4,790	13,720	13,924
Amortization of intangible assets	7,848	6,786	22,859	20,906
Restructuring and other charges(1)	66	46	1,815	573
Impairment of long-lived assets	—	—	—	—
Acquisition and financing costs	891	787	5,009	2,592
Fair value adjustments from purchase accounting(2)	600	93	1,200	713
Litigation and settlement expense, net	174	146	629	325
COVID related expenses(3)	397	—	397	—
Stock-based and other non-cash compensation expense	6,917	4,914	19,332	14,995
Adjusted EBITDA	$47,086	$38,794	$126,619	$107,399
(1) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) For the third quarter and nine months ended March 27, 2020, fair value adjustments from purchase accounting relate to APC inventory step-up amortization. For the third quarter ended March 31, 2019, fair value adjustments from purchase accounting relate to GECO inventory step-up amortization. For the nine months ended March 31, 2019, fair value adjustments from purchase accounting relate to Germane and GECO inventory step-up amortization.
(3) Effective as of the third quarter of fiscal 2020, the Company has added back incremental COVID related expenses.
Adjusted income and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income as net income before other non-operating adjustments, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, COVID related expenses, and stock-based and other non-cash compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
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

The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Third Quarters Ended
(In thousands, except per share data)	March 27, 2020		March 31, 2019
Net income and diluted earnings per share	$23,565	$0.43	$14,109	$0.29
Other non-operating adjustments, net(1)	(3,138)		(502)
Amortization of intangible assets	7,848		6,786
Restructuring and other charges(2)	66		46
Impairment of long-lived assets	—		—
Acquisition and financing costs	891		787
Fair value adjustments from purchase accounting(3)	600		93
Litigation and settlement expense, net	174		146
COVID related expenses(4)	397		—
Stock-based and other non-cash compensation expense	6,917		4,914
Impact to income taxes(5)	(4,048)		(2,722)
Adjusted income and adjusted earnings per share	$33,272	$0.60	$23,657	$0.49

Diluted weighted-average shares outstanding		55,127		47,958

(1) Effective as of the third quarter of fiscal 2020, the Company has revised its definition of adjusted income and adjusted earnings per share to incorporate other non-operating adjustments, which includes gains or losses on foreign currency remeasurement, investments and fixed assets sales or disposals among other adjustments. Adjusted EPS for prior periods has been recast for comparative purposes.
(2) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(3) For the third quarter ended March 27, 2020, fair value adjustments from purchase accounting relate to APC inventory step-up amortization. For the third quarter ended March 31, 2019, fair value adjustments from purchase accounting relate to GECO inventory step-up amortization.
(4) Effective as of the third quarter of fiscal 2020, the Company has added back incremental COVID related expenses.
(5) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Nine Months Ended
(In thousands, except per share data)	March 27, 2020		March 31, 2019
Net income and earnings per share	$58,488	$1.06	$33,971	$0.71
Other non-operating adjustments, net(1)	(3,386)		(155)
Amortization of intangible assets	22,859		20,906
Restructuring and other charges(2)	1,815		573
Impairment of long-lived assets	—		—
Acquisition and financing costs	5,009		2,592
Fair value adjustments from purchase accounting(2)	1,200		713
Litigation and settlement expense, net	629		325
COVID related expenses(4)	397		—
Stock-based and other non-cash compensation expense	19,332		14,995
Impact to income taxes(5)	(19,341)		(8,892)
Adjusted income and adjusted earnings per share	$87,002	$1.58	$65,028	$1.36

Diluted weighted-average shares outstanding		55,071		47,783

(1) Effective as of the third quarter of fiscal 2020, the Company has revised its definition of adjusted income and adjusted earnings per share to incorporate other non-operating adjustments, which includes gains or losses on foreign currency remeasurement, investments and fixed assets sales or disposals among other adjustments. Adjusted EPS for prior periods has been recast for comparative purposes.
(2) Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(3) For the nine months ended March 27, 2020, fair value adjustments from purchase accounting relate to APC inventory step-up amortization. For the nine months ended March 31, 2019, fair value adjustments from purchase accounting relate to Germane and GECO inventory step-up amortization.
(4) Effective as of the third quarter of fiscal 2020, the Company has added back incremental COVID related expenses.
(5) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 27, 2020	March 31, 2019	March 27, 2020	March 31, 2019
Cash provided by operating activities	$30,082	$26,218	$86,458	$71,548
Purchase of property and equipment	(10,869)	(7,060)	(31,788)	(17,862)
Free cash flow	$19,213	$19,158	$54,670	$53,686

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the third quarters ended March 27, 2020 and March 31, 2019, respectively:

(In thousands)	March 27, 2020	As a % of Total Net Revenue	March 31, 2019	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$191,473	92%	$172,159	99%	$19,314	11%
Acquired revenue	16,543	8%	2,477	1%	14,066	568%
Total revenues	$208,016	100%	$174,636	100%	$33,380	19%

The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the nine months ended March 27, 2020 and March 31, 2019, respectively:

(In thousands)	March 27, 2020	As a % of Total Net Revenue	March 31, 2019	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$527,110	91%	$466,310	98%	$60,800	13%
Acquired revenue	52,123	9%	11,471	2%	40,652	354%
Total revenues	$579,233	100%	$477,781	100%	$101,452	21%

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2019 to March 27, 2020.
ITEM 4.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 27, 2020. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 27, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired APC business into our overall internal control over financial reporting environment.

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
ITEM 1A.  RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K:
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics, and similar outbreaks, including the outbreak of coronavirus disease 2019 and any future variants of the disease (“COVID”). The continued spread of COVID has resulted in a global health crisis that is adversely affecting the economies and financial markets of many countries, which could result in a severe economic downturn that may negatively affect demand for our products. In response to COVID, we implemented a work-from-home program for all of our employees who could perform their duties from home, limited domestic and international travel and required self-quarantines following travel, limited customer and supplier visits to our sites, implemented social distancing measures and temperature testing within our facilities, and created a $1 million employee relief fund as well as a COVID sick leave policy providing up to 120 hours of paid leave. The extent to which COVID could further impact our business, results of operations and financial condition is highly uncertain. Despite our efforts to manage the adverse impacts of this pandemic, its ultimate impact may depend on various factors beyond our knowledge or control, including the duration and severity of the outbreak and actions taken to contain its spread and mitigate its public health effects. Examples of the actual and potential adverse impacts of COVID on our business include, but are not limited to:

•significant portions of our workforce being unable to work effectively, including because of illness, quarantines, government actions, temporary facility closures or other restrictions on our operations such as the loss of our essential business designation in the event of tighter restrictions on operations of companies in the defense industrial base;
•disruptions in our supply chain;
•the inability to perform fully on our contracts because of workforce or supply chain constraints;
•cost increases that may not be recoverable or adequately covered by our insurance, resulting in lower profitability;
•delays or limits on the ability of our customers to perform on their contracts, including in making timely payments to us;
•increased volume and effectiveness of cyber-attacks and phishing attempts designed to exploit the pandemic and the large numbers of employees working remotely;
•disruption and volatility in capital markets, increasing the cost of capital and adversely impacting our access to capital;
•slowdowns in M&A market activity, limiting our ability to execute on our M&A growth strategy;
•increased deficit spending in governmental recovery efforts leading to the crowding out of defense spending in future governmental budgets; and
•litigation related to any of the foregoing.

The uncertainties associated with the global outbreak of COVID, the foregoing impacts and other unforeseen impacts not referenced herein, as well as the ultimate impact of the COVID pandemic, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

ITEM 6.  EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 + Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 5, 2020.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer