Form 10-K
period 2020-07-03
MERCURY SYSTEMS INC
filed 2020-08-18
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED July 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3.9 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 27, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2020: 55,642,844 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
Exhibit Index on Page 89

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
Effective July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to fiscal 2020 are to the 53-week period from July 1, 2019 to July 3, 2020. All references to fiscal 2019 and 2018 are to the 52-week periods from July 1, 2018 to June 30, 2019 and July 1, 2017 to June 30, 2018, respectively. There have been no reclassifications of prior comparable periods due to this change.

ITEM 1.BUSINESS
Our Company
Mercury Systems, Inc. is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Headquartered in Andover, Massachusetts, we deliver solutions that power a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. We envision, create and deliver innovative technology solutions purpose-built to meet our customers’ most-pressing high-tech needs, including those specific to the defense community.
As a leading manufacturer of essential components, modules and subsystems, we sell to defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Mercury has built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that it believes meets and exceeds the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, in some cases, the processing from Mercury, with their platform. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
Mercury’s transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications. Our long-standing deep relationships with leading high-tech companies, coupled with our high level of research and development (“R&D”) investments and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model.
Our capabilities, technology and R&D investment strategy combine to differentiate Mercury in our industry. Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies, subsystems and custom microelectronics. We maintain our technological edge by investing in critical capabilities and intellectual property (“IP” or “building blocks”) in processing and RF, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as artificial intelligence (“AI”).
Our mission critical solutions are deployed by our customers for a variety of applications including command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”), electronic intelligence, avionics, electro-optical/infrared (“EO/IR”), electronic warfare, weapons and missile defense, hypersonics and radar.
Our consolidated revenues, acquired revenues, net income, diluted earnings per share (“EPS”), adjusted earnings per share (“adjusted EPS”) and adjusted EBITDA for fiscal 2020 were $796.6 million, $64.0 million, $85.7 million, $1.56, $2.30 and $176.2 million, respectively. Our consolidated revenues, acquired revenues, net income, EPS, adjusted EPS and adjusted EBITDA for fiscal 2019 were $654.7 million, $13.5 million, $46.8 million, $0.96, $1.84 and $145.3 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our acquired revenues, adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.
Our Business Strategy

Mercury’s business strategy is based on a differentiated market position: we make trusted, secure, mission critical technologies profoundly more accessible to the aerospace and defense industry. We leverage cutting edge commercial technology innovations to develop complex, secure and reliable product solutions and subsystems, purpose built for aerospace and defense. We create leading-edge technologies customized for aerospace and defense applications, through above average industry investment on a percentage basis in R&D. Our strategy is built to meet the aerospace and defense market’s need for speed.
Our strategies for growth are as follows:
1.Invest to grow organically: Mercury invests in our people, processes, systems and trusted manufacturing assets to support continued organic growth.
2.Expand capabilities, market access and penetration through mergers & acquisitions (“M&A”): We supplement our organic growth by expanding capabilities, market access and penetration through a disciplined M&A process and full acquisition integration to drive cost and revenue synergies.
3.Invest in trusted, secure Innovation that Matters®: Mercury develops leading edge technologies, customized for aerospace and defense applications, through above-average industry investment on a percentage basis in R&D. Recently our investments have been centered on trusted, secure Innovation that Matters®.
4.Continuously improve operational capability and scalability: We deploy our Mercury operating system to drive transformational and sustainable business improvement and value creation across the enterprise.
5.Attract and retain the right talent: We strive to continuously improve operational capability and scalability by attracting, retaining and engaging the right talent and supporting and promoting our culture and values.
Our strategies are built around our key strengths as a leading technology company serving the aerospace and defense industry. Our strategies include innovation and investment in scaling existing capabilities, as well as augmenting our capabilities through an acquisition strategy designed to focus on adjacent technologies. We believe our investment in R&D is more than double that of our competitors on a percentage basis. Our consistent strategies allow us to assist our customers, mostly defense prime contractors, to reduce program cost, minimize technical risk, stay on schedule and on budget, and ensure trust and security in the supply chain. As a result we have successfully penetrated strategic programs including Aegis, Patriot, Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2-D Hawkeye, Paveway, Filthy Buzzard, PGK, P-8, Advanced Integrated Defensive Electronic Warfare Suite (“AIDEWS”), Common Display System (“CDS”) and WIN-T.
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
Our commercial business model positions us to be compensated for non-recurring engineering which supplements our own internal R&D investment. We typically team concurrently with multiple defense prime contractors as they pursue new business with solutions they develop and market to the government, and engage with our customers early in the design cycle. Our engagement model can lead to long-term production revenue that continues after the initial services are delivered.
We intend to add capabilities, through both M&A and investment in organic growth, both horizontally – in adjacent markets – and vertically – adding more content. For example:
•First, transition to pre-integrated subsystems: Mercury has expanded capabilities, particularly in integrated subsystems related to defense threats and increased system complexity, which in turn has driven greater outsourcing to us from our prime defense contractor and OEM customers.
•Second, expansion into new submarkets: Within the major markets Mercury serves we have moved, for example, into electronic warfare, weapons systems, acoustics submarkets and C4I.
•Third, vertical expansion: As we continue to add content, we seek to apply technology to all computers on aerospace and defense platforms that require trusted, safe and secure processing.
•Fourth, microelectronics: Our investment domestically in next-generation chiplet technology, from chip-scale to system scale.

Since July 2015, we have added substantial capabilities to our technology portfolio including: embedded security, with the acquisitions of Lewis Innovative Technologies Inc. (“LIT”), custom microelectronics, RF and microwave solutions, and embedded security, with the carve-out acquisition from Microsemi Corporation (the “Carve-Out Business”), The Athena Group, Inc. (“Athena”), Delta Microwave, LLC (“Delta”), and Syntonic Microwave LLC (“Syntonic”); mission computing, safety-critical avionics and platform management, and large area display technology with the CES Creative Electronic Systems, S.A. (“CES”), Richland Technologies, L.L.C. (“RTL”), GECO Avionics, LLC (“GECO”), and American Panel Corporation (“APC”) acquisitions; and rugged servers, computers and storage systems with the acquisitions of Themis Computer (“Themis”) and Germane Systems, LC (“Germane”).
We believe we have built the most trusted, proven, contemporary portfolio of solutions and sub-systems that are purpose-built to meet or exceed our customers’ most pressing high-tech needs. We are investing in six highly differentiated capabilities embedded into our pre-integrated subsystem solutions and products.
•Silicon. We adapt commercial Silicon Valley technology specifically for the aerospace and defense industry bringing cutting-edge commercial silicon technology to the Department of Defense (“DoD”) and our commercial customers, across platforms and programs, fast and affordably, from chip-scale to systems.
•Speed. We believe we have the highest performance and densest processing solutions available onboard military platforms. We also have some of the highest performing broadband RF capability targeting electronic warfare applications.
•SWaP. We have some of the best size, weight, power and cooling capabilities that ensure that our technology is able to run at the highest performance as well as the advanced ruggedization that is required to ensure that these technologies are able to operate consistently and effectively in the harsh environments in which they are required to operate.
•Software. We have some of the most advanced open middleware and software that allows customers to port their applications on top of open mission systems architecture.
•Security. We have industry-leading embedded security capabilities. We design, market and sell products intended to protect electronic systems that are critical to national security.
•Safety. We design safety-certifiable processing systems up to the highest design assurance levels. Our products are certifiable to the highest levels of software critically recognized by the Federal Aviation Administration (“FAA”), European Union Aviation Safety Agency (“EASA”), Transport Canada and Joint Aviation Authorities (“JAA”).
Our Solutions and Products
We deliver technology at the intersection of the high-tech and defense industries. The Mercury difference is driven by three key factors we promise to deliver to all of our customers: Trusted, Secure and Performance.
•Trusted: A trusted partner to aerospace and defense, delivering the most advanced and secure solutions to address accelerating global security challenges.
•Secure: Advanced embedded security capabilities – built-in, not bolted on – delivering uncompromised solutions in the face of growing cyber threats, and manufactured in Mercury facilities with superior ratings in industrial security.
•High Performance: Solutions that are among the highest performing available and optimized to meet the most rigorous demands of defense and commercial customers.
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
Our products are typically compute-intensive and require extremely high bandwidth and high throughput. These systems often must also meet significant SWaP constraints for use in aircraft, unmanned aerial vehicles (“UAVs”), ships and other platforms and be ruggedized for use in harsh environments. They are primarily used in both commercial aerospace applications, such as communications and ground radar air traffic control, as well as advanced defense and intelligence applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command, control, communication and information systems, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
We group our products into the following categories:
•Components. Components include technology elements typically performing a single, discrete technological function, which when physically combined with other components may be used to create a module or subassembly. Examples include but are not limited to power amplifiers and limiters, switches, oscillators, filters, equalizers, digital and analog converters, chips, MMICs (monolithic microwave integrated circuits), and memory and storage devices.
•Modules and Subassemblies. Modules and subassemblies include combinations of multiple functional technology elements and/or components that work together to perform multiple functions but are typically resident on or within a single board or housing. Modules and subassemblies may in turn be combined to form an integrated subsystem. Examples of modules and subassemblies include but are not limited to embedded processing modules, embedded processing boards, switch fabric boards, digital receiver boards, graphics and video processing and Ethernet and input/output boards, multi-chip modules, integrated radio frequency and microwave multi-function assemblies, tuners, and transceivers.
•Integrated Subsystems. Integrated subsystems include multiple modules and/or subassemblies combined with a backplane or similar functional element and software to enable a solution. These are typically but not always integrated within a chassis and with cooling, power and other elements to address various requirements and are also often combined with additional technologies for interaction with other parts of a complete system or platform. Integrated subsystems also include spare and replacement modules and subassemblies sold as part of the same program for use in or with integrated subsystems sold by us.
By providing pre-integrated subsystems to our customers, we enable them to rapidly and cost-effectively port and adapt their applications to changing threats. This approach also saves our customers valuable time and expense, as their initial costs to integrate modules and components typically far exceed the costs of the individual product procurement. This benefit continues over time because we are continually investing R&D into our products. This allows us to provide our customers the latest technologies in our pre-integrated subsystems faster than they can typically do it themselves. We believe this is a better business and technology model to operate within, as it continues to provide value and benefits to us over time.
To address the current challenges facing the warfighter, our government and defense prime contractors, we have developed a new product architecture that supports a more dynamic, iterative, spiral development process by leveraging open architecture standards and leading-edge commercial technologies and products. Our open architecture is carried throughout our entire embedded computing product line from the very small form-factor subsystems to the high-end, where ultimate processing power and reliability is of paramount importance to the mission. Our commercially-developed product capabilities cover the entire intelligence, surveillance and reconnaissance (“ISR”) spectrum from acquisition and digitization of the signal, to processing of the signal, through the exploitation and dissemination of the information. We work continuously to improve our hardware technology with an eye toward optimization of SWaP demands.
Mercury partners with global tech leaders to align technology roadmaps and deliver cutting-edge computing in scalable, field-deployable form factors that are fully configurable to each unique workload. We use the latest Intel® server-class processing products, Field Programmable Gate Arrays (“FPGA”), as well as GPU products in our embedded high-performance processing technologies. While this multi-computing and embedded processing technology is one of our core skills, the SWaP constraints that are encountered in connection with the high-performance embedded processing applications create unique challenges. For example, to deal with the heat build-up involved in small subsystems, we introduced a key technology called Air-Flow-By™ that enables previously unattainable levels of processing power within a small footprint by effectively removing heat so the server-class processors can perform at maximum designed power limits. In rugged environments where air is limited, such as high-altitude operations, our Liquid-Flow-By™ technology has been successfully customer tested allowing maximum server-class processor performance. These innovative cooling techniques allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and electronic warfare capabilities in military platforms.
Embedded systems security has become a requirement for new and emerging military programs, and our security solutions are a critical differentiator from our traditional competition. Our security solutions, combined with our next-generation secure Intel® server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements. Finally, our built-in security framework creates higher product differentiation, and drives greater program velocity, while lowering risk.
Open Standards Support
Mercury has a long history of driving modular open systems architectures and has remained committed to creating, advancing, and adopting open standards for all our products, from our smallest components and connectors to our largest, high-performance, integrated multi-computer systems. With thirty-five years of technology leadership within the high-performance embedded computing industry, we have pioneered or contributed to the development of many of the defense industry’s current and emerging open standards, including standards such as RACEway, RapidIO, VXS, VPX, REDI and notably OpenVPX. These open standards allow system integrators to benefit from the interoperability of modules produced by multiple vendors. We also continue to be influential in the industry-standards organizations associated with our market segments. As a member of the VMEbus International Trade Association (“VITA”), the Sensor Open Systems Architecture (“SOSA”) initiative, the Future

Airborne Capability Environment (“FACE”) consortium, and the Vehicular Integration for C4ISR/EW Interoperability (“VICTORY”) consortium, among other standards bodies, Mercury is helping to guide the aerospace and defense industry toward greater openness and vendor interoperability, consistent with the DoD’s focus on using modular open systems architectures (“MOSA”) in major programs.
Our software is based on open standards and includes heterogeneous processor support with extensive highly-optimized math libraries, multi-computing switch fabric support, net-centric and system management enabling services, extended operating system services, board support packages and development tools. This software platform delivers on the performance required for highly tuned real-time operation with the flexibility of open standards that are an essential ingredient of technology insertion and software life-cycle support.
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
Recent Acquisitions
Since 2011 we have successfully acquired 14 businesses, successfully completing integration of the earlier acquired business with the integration of the more recent acquisitions progressing well. The 11 acquisitions completed since July 1, 2015 are shown below.

Name of Acquired Entities	Date of Acquisition
Lewis Innovative Technologies, Inc.	December 16, 2015
Microsemi Carve-Out Business	May 2, 2016
CES Creative Electronic Systems S.A.	November 3, 2016
Delta Microwave, LLC	April 3, 2017
Richland Technologies L.L.C.	July 3, 2017
Themis Computer	February 1, 2018
Germane Systems, LC	July 31, 2018
GECO Avionics, LLC	January 29, 2019
The Athena Group, Inc.	April 18, 2019
Syntonic Microwave LLC	April 18, 2019
American Panel Corporation	September 23, 2019

Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed and manufactured secure sensor and safety-critical mission processing capabilities for critical aerospace, defense and intelligence applications. Our primary market positioning is centered on making commercially available technologies profoundly more accessible to the aerospace and defense sector, specifically C4I systems, sensor processing and electronic warfare systems; and commercial markets, which include commercial aerospace communications and other commercial computing applications. We believe we are well-positioned in growing sustainable market segments of the aerospace and defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the Carve-Out Business, Delta and Syntonic further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES, RTL, GECO and APC acquisitions provided us new capabilities that substantially expanded our addressable market into defense platform management, mission computing and commercial aerospace markets that are aligned to our existing market focus. The additions of Themis and Germane provided us with new capabilities and positioned us with a significant footprint within the C2I rugged server business. Our organic investments as well as the acquisitions of LIT, the Carve-Out Business, and Athena added to our portfolio of embedded security products that can be leveraged across our business. Finally, our CES addition, due to its location in Geneva, is helping to open more opportunities in international markets.

We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. We expect these to endure despite the COVID-19 pandemic. These trends include:
•The aerospace and defense electronics market is expected to grow in 2020 and beyond. According to Renaissance Strategic Advisors (“RSA”), as of November 2019, the global aerospace and defense electronics market is estimated to be $130 billion in 2020, growing to $146 billion by 2024. Within this global market, RSA estimates that the U.S. defense electronics market will be approximately $71 billion in 2020, growing to $77 billion in 2024. The aerospace and defense electronics marketplace consists of two primary subsegments: (i) C4I and (ii) sensor and effector mission systems. C4I encompasses platform and mission management, which include avionics and vetronics, C2I, which includes command and control and intelligence, and dedicated communications processing. Sensor and effector mission systems are primarily different types of sensor modalities such as electronic warfare, radar, EO/IR, and acoustics as well as weapons systems such as missiles and munitions. Within the global Tier 2 C4I market in which we participate, RSA estimates the market for 2020 to be $7.8 billion for platform and mission management, $8.1 billion for C2I, and $8.2 billion for dedicated communications. RSA estimates the compound annual growth rate (“CAGR”) from 2019-2024 for these markets to be 4.8% for platform and mission management, 3.7% for C2I, and 3.8% for dedicated communications. Within the global Tier 2 sensor and effector mission systems market in which we participate, RSA estimates the market for 2020 to be $5.6 billion for electronic warfare, $5.5 billion for radar, $1.9 billion for EO/IR, $1.1 billion for acoustics, and $3.2 billion for weapons systems. RSA estimates the 2019-2024 CAGR for these markets to be 4.3% for electronic warfare, 3.6% for radar, 4.8% for EO/IR, 6.0% for acoustics, and 4.4% for weapons systems. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the C4ISR, electronic warfare, guided missiles and precision munitions, and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome. We expect to continue our above industry-average growth.
•The rapidly expanding demand for tactical ISR is leading to significant growth in sensor data being generated, leading to even greater demand for the capability of our products to securely store and process data onboard platforms. An increase in the prevalence and resolution of ISR sensors is generating significant growth in the associated data that needs to be stored and turned into information for the warfighter in a timely manner. In addition, several factors are driving the defense and intelligence industries to demand greater capability to collect, store, and process data onboard the aircraft, UAVs, ships and other vehicles, which we refer to collectively as platforms. These factors include the limited communications bandwidth of existing platforms, the need for platforms that can operate more autonomously and possibly in denied communications environments, the need for platforms with increased persistence to enable them to remain in or fly above the battlefield for extended periods, and the need for greater onboard processing capabilities. In addition, the advent of sophisticated AI algorithms is beginning to revolutionize the ability of sensor processing systems to intelligently and efficiently process and act upon these large data sets. Standard computing architectures and computing platforms currently do not offer the level of performance needed to optimize existing AI algorithms, creating an additional opportunity for advanced processing capabilities onboard the platform.
•Rogue nations’ missile programs and threats from peer nations are causing greater investment in advanced new radar, electronic warfare and ballistic missile defense capabilities. There are a number of new and emerging threats, such as peer nations developing stealth technologies, including stealth aircraft, new anti-ship ballistic missiles and a variety of other advanced missile capabilities. Additionally, U.S. armed forces require enhanced signals intelligence and jamming capabilities. In response to these emerging threats, we have participated in key DoD programs, including Aegis, Patriot, SEWIP, LTAMDS, F-22, Raptor, F-35 Joint Strike Fighter and upgrade programs for the F-15 and F-16.
•The long-term DoD budget pressure is pushing more dollars toward upgrades of the electronic subsystems on existing platforms, which may increase demand for our products. The DoD is moving from major new weapons systems developments to upgrades of the electronic subsystems on existing platforms. These upgrades are expected to include more sensors, signal processing, ISR algorithms, multi-intelligence fusion and exploitation, computing and communications. We believe that upgrades to provide new urgent war fighting capability, driven by combatant commanders, are occurring more rapidly than traditional defense prime contractors can easily react to. We believe these trends will cause defense prime contractors to increasingly seek out our high-performance, cost-effective open architecture products.
•Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies and we believe that prime contractor outsourcing is our largest secular growth opportunity. RSA estimates that in 2020 the U.S. defense Tier 2 embedded computing and RF market addressable by suppliers such as Mercury is approximately $21 billion. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. On a global basis the Tier 2 embedded computing and RF market in 2020 is estimated by

RSA to be $41 billion. The U.S. government is intensely focused on making systems more affordable and shortening their development time. In addition, the U.S. government is challenging defense prime contractors to leverage commercial technology wherever possible. This trend, along with a scarcity of technical and engineering talent in the market, is causing defense prime contractors to outsource to companies like Mercury, which we believe is our largest secular growth opportunity. As a merchant supplier of commercial technologies to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. In addition, we believe our size, scale, and stability in addition to the investments we have made in our domestic manufacturing capabilities and infrastructure, make us a more reliable and attractive outsourcing partner for our customers relative to smaller sub-scale providers. These factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities and solutions, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.
•DoD security and program protection requirements are creating new opportunities for domestic sourcing and our advanced secure processing capabilities. The government is focused on ensuring that the U.S. military protects its defense electronic systems and the information held within them from nefarious activities such as tampering, reverse engineering, and other forms of advanced attacks, including cyber. The requirement to add security comes at a time when the commercial technology world continues to offshore more of the design, development, manufacturing, and support of such capabilities, making it more difficult to protect against embedded vulnerabilities, tampering, reverse engineering and other undesired activities. The DoD has a mandate to ensure both the provenance and integrity of the technology and its associated supply chain. These factors have created a unique opportunity for us to expand beyond sensor processing into the provision of technologies ranging from advanced secure processing subsystems to miniaturized custom microelectronics devices and capabilities for other on-board critical computing applications designed, developed, manufactured, and supported in the U.S.A. In addition, advanced systems sold to foreign military buyers also require protection so that the technologies, techniques and data associated with them do not become more widely available, which further enhances our market opportunity.
•Mercury is well-positioned to help address the need for DoD to access the latest commercial silicon, combined with the desire to ensure a trusted domestic supply of silicon technologies. In June 2020, DoD elevated microelectronics to its number one technology priority. This decision was based primarily on the proliferation and advances in commercial silicon but also the realization that DoD needs to be able to access these technologies in a trusted, secure, and domestic manner. We believe Mercury is the leading provider of commercially-developed silicon purpose-built for the specific requirements of aerospace & defense. This capability began with our 2016 acquisition of the Carve-Out Business, which included capabilities in trusted and secure microelectronics. Since the acquisition, we have made additional investments in security and advanced packaging, most notably our announced $15 million capital investment in fiscal year 2020 to expand our trusted custom microelectronics business in Phoenix, Arizona, to bring cutting-edge commercial silicon to the DoD. This initiative is specifically intended to bridge DoD technologies from monolithic ASIC designs, which are purpose-built for DoD but are deployed on legacy silicon designs, to heterogeneous “chiplet” architectures, which leverage best-of-breed silicon from commercial providers and packages the silicon for defense-specific applications, including the ability to embed security into the device itself.
Our Competitive Strengths
We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:
•Subsystem Solutions Provider for the C4ISR and Electronic Warfare Markets. Through our commercially developed, specialized processing subsystem solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate subsystem-level capabilities allows us to provide solutions that most effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and AI processing onboard the platform. We leverage our deep expertise in embedded multicomputing, embedded sensor processing, with the addition of our RF microwave and millimeter subsystems and components, along with strategic investments in research and development to provide solutions across the sensor processing chain.
•Diverse Mix of Stable, Growth Programs Aligned with DoD Funding Priorities. Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, guided missiles and precision munitions, airborne reconnaissance, electronic warfare, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, LTAMDS, Patriot missile, SEWIP, and

Paveway. In addition, we consistently leverage our technology and capabilities across multiple programs, providing significant operating leverage and cost savings. Our recent acquisitions allow us to participate in a broader array of programs, many with key strategic customers of ours.
•We are a leading technology company serving the aerospace and defense industry. We have a portfolio of Open Standards Architecture (“OSA”) technology building blocks across the entire sensor processing chain. We offer embedded secure processing capabilities with advanced packaging and cooling technologies that ruggedize commercial technologies while allowing them to stay cool for reliable operation. These capabilities allow us to help our customers meet the demanding SWaP requirements of today’s defense platforms. Our pre-integrated subsystems improve affordability by substantially reducing customer system integration costs and time-to-market for our solutions. System integration costs are one of the more substantial costs our customers bear in developing and deploying technologies in defense programs and platforms. Our pre-integrated solutions approach allows for more rapid and affordable modernization of existing platforms and faster deployment of new platforms.
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
As more commercial technology companies move the design, development, manufacturing, and support of their technologies offshore, the DoD is looking to domestic technology providers to develop a sustainable, U.S.-based trusted supply chain. Over several years we have been building out our capacity for domestic manufacturing through our Advanced Microelectronics Centers (“AMCs”). These facilities provide significant scale and capacity for our defense prime customers, who have been increasingly willing to outsource to partners with the scale needed to meet large program production requirements. In addition, our Phoenix, Arizona AMC is a Defense Microelectronics Activity (“DMEA”)-certified, trusted manufacturing facility, which represents a significant competitive advantage. Our Phoenix AMC also includes a surface mount technology manufacturing capability which we refer to as our U.S. Manufacturing Operations (“USMO”).
•We provide advanced, integrated security features for our products and subsystems, addressing an increasingly prevalent requirement for DoD program security. We offer secure processing expertise that is built-in to our pre-integrated subsystems. By doing this we are able to provide secure building blocks that allow our customers to also incorporate their own security capabilities. This assists our customers in ensuring program protection as they deploy critical platforms and programs, all in support of DoD missions. The acquisition of the Carve-Out Business brought us new security technologies and also allowed us to provide enhanced security capabilities in areas such as memory and storage devices. Our acquisitions of the Carve-Out Business, LIT, and Athena also added to our portfolio of sophisticated firmware and software specifically designed to secure microelectronic devices that can be leveraged across our product portfolio.
•We are pioneering a next generation business model. The DoD and the defense industrial base is currently undergoing a major transformation. Domestic political and budget uncertainty, geopolitical instability and evolving global threats have become constants. The defense budget remains under pressure and R&D and technology spending are often in budgetary competition with the increasing costs of military personnel requirements, health care costs, and other important elements within the DoD and the Federal budget generally. Finally, defense acquisition reform calls for the continued drive for innovation and competition within the defense industrial base, while also driving down acquisition costs. Our approach is built around a few key pillars:
•We continue to leverage our expertise in building pre-integrated subsystems in support of critical defense programs, driving out procurement costs by lowering integration expenses of our customers.
•We have been a pioneer in driving OSA for both embedded computing and RF.
•The DoD has asked defense industry participants to invest their own resources into R&D. This approach is a pillar of our business model.
•Security and program protection are now critical considerations for both program modernizations as well as for new program deployment. We are now in our third generation of building secure embedded processing solutions.
We have a next generation business model built to meet the emerging needs of the DoD.
•Value-Added Subsystem Solution Provider for Defense Prime Contractors. Because of the DoD’s continuing shift toward a firm fixed price contract procurement model, an increasingly uncertain budgetary and procurement environment, and increased budget pressures from both the U.S. and allied governments, defense prime contractors are accelerating their move toward outsourcing opportunities to help mitigate the increased program and financial risk. Our differentiated secure sensor and safety-critical processing solutions offer meaningful capabilities upgrades for our customers and enable the rapid, cost-effective deployment of systems to the end customer. We believe our open architecture subsystems offer differentiated sensor processing and data analytics capabilities that cannot be easily replicated. Our solutions minimize program risk, maximize application portability, and accelerate customers’ time to market, all within a fixed-pricing contracting environment.
•Delivery of Platform-Ready Solutions for Classified Programs. We believe our integration work through our Cypress, California facility provides us with critical insights as we implement and incorporate key classified government intellectual property, including critical intelligence and signal processing algorithms, into advanced systems. This integration work provides us the opportunity to combine directly and integrate our technology building blocks along with our intellectual property into our existing embedded processing products and solutions, enabling us to deliver more affordable, platform-ready integrated ISR subsystems that leverage our OSA and address key government technology and procurement concerns. Our operations in this environment also help us identify emerging needs and opportunities to influence our future product development, so that critical future needs can be met in a timely manner with commercially-developed products and solutions.
•We have invested in advanced, domestic design and manufacturing capabilities. Over the past several years we have prioritized investments to build our internal capabilities and capacity for defense electronics design and manufacturing in the U.S. These investments include the consolidation of a number of sub-scale microelectronics manufacturing facilities into our modern AMCs as well as the establishment of our USMO in Phoenix, Arizona. In addition to the consolidation of facilities into scalable engineering and manufacturing centers of excellence, we have made the necessary investments to outfit these facilities with modern, scalable, and redundant tools and equipment to promote quality, efficiency, throughput, and redundancy. In addition we invested in our information technology (“IT”) infrastructure and business systems to meet Defense Federal Acquisition Regulation Supplement (“DFARS”) requirements for cybersecurity. These investments taken together are intended to demonstrate our commitment to meeting DoD expectations for a trusted and secure defense industrial base. Our AMCs in Hudson, New Hampshire, West Caldwell, New Jersey, Oxnard, California, Huntsville, Alabama and Phoenix, Arizona are strategically located near key customers and are purpose-built for the design, build and test of RF components and subsystems in support of a variety of key customer programs. Our USMO is built around scalable, repeatable, secure, affordable, and predictable manufacturing. The USMO is a DMEA certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The USMO is designed for efficient manufacturing, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.
•Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our customers include Airbus, BAE Systems, Boeing, General Atomics, General Dynamics, L3Harris Technologies, Leonardo, Lockheed Martin Corporation, Northrop Grumman, and Raytheon Technologies. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that our recently acquired businesses have with many of the same customers.
•Proven Management Team. Our senior management team has developed a long-term compelling strategy for the aerospace and defense markets. Our senior management team has a history of identifying and evaluating successful business acquisition opportunities, performing in-depth due diligence, negotiating with owners and management, structuring, financing, and closing transactions and then integrating the acquired business resulting in the creation of synergies and enhanced overall returns. Having completed these critical steps with a senior management team with significant experience in growing, scaling and acquiring businesses, we believe that we have demonstrated our operational capabilities and we are well-positioned to continue growing and scaling our business.
•Leading M&A Origination and Execution Capability. We have a strong track-record of identifying and executing strategic acquisitions. Since July 1, 2015 we have acquired 11 businesses, which are strategically aligned with Mercury, successfully completing integration of the earlier acquired businesses with the integration of the more recent acquisitions progressing well. We have established an internal team that brings decades of experience across more than 100 transactions. We have developed internal processes to identify and source strategic acquisitions on a proprietary basis and negotiated directly with owners on a number of acquisitions. In addition, we have developed relationships with a number of investment banks and other sell-side advisors, as well as a reputation as a preferred acquirer, which allow us access to targeted or widely-marketed M&A processes. Our internal capabilities include financial, legal, and other transaction diligence, deal valuation, and deal negotiations. Where appropriate, we leverage third party advisors to supplement our internal diligence. We have a proven ability to execute numerous transactions simultaneously effectively and efficiently.
•Proven M&A Integration Capability. We have developed the internal processes and capability to integrate acquired businesses to deliver value through revenue and cost synergies. We leverage our common cultures and values as well as common processes, business systems, tools, channels and manufacturing infrastructure to accelerate growth and improve profitability in our acquired businesses.
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
The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts, and reputation in the market. Our competitive strengths include rapid, innovative engineering in both hardware and software products, subsystem design expertise, advanced packaging capability to deliver the most optimized SWaP solution possible, our ability to respond rapidly to varied customer requirements, and a track record of successfully supporting many high profile programs in the defense market. There are competitors in the different market segments and application types in which we participate. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a component or board-level, others at a subsystem level. We also compete with in-house design teams at our customers. The DoD as well as the defense prime contractors are pushing for more outsourcing of subsystem designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our long standing subsystem expertise to provide this value to our customers.
Research and Product Development
Our R&D efforts are focused on developing new products and systems as well as enhancing existing hardware and software products in mission, signal and image processing. Our R&D goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Expenditures for research and development amounted to $98.5 million, $68.9 million, and $58.8 million in fiscal years 2020, 2019, and 2018, respectively. As of July 3, 2020, we had 643 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our sales are produced in AS9100 quality system-certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, and RF and microwave components and subsystems.
Our Phoenix, Arizona AMC manufactures our custom microelectronics products in an AS9100 quality system-certified facility. Our Phoenix, Arizona facility also contains our USMO, which is an IPC1791 and DMEA-certified trusted manufacturing facility and is primarily focused on advanced secure system-on-chip design, assembly, packaging, and test. Our Oxnard, California facility manufactures radio frequency and microwave products in an AS9100 quality system-certified facility. Our Cypress, California, West Lafayette, Indiana, Huntsville, Alabama and Mesa, Arizona facilities are AS9100 quality systems-certified facilities as well. Our Fremont, California and Alpharetta, Georgia facilities are ISO 9001:2015 quality systems-certified. Our Chantilly, Virginia facility is an AS9100 quality systems-certified facility. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 quality systems-certified facilities. Our Andover, Massachusetts facility is also a DMEA-certified trusted design facility and is primarily focused on advanced security features for the processing product line. Our Geneva, Switzerland facility, the headquarters of Mercury's European operations, provides electronic design and manufacturing, maintenance and support services and is AS9001and EASA Part 145 quality systems-certified. Our Silchester, England facility provides engineering, development and integration services and is AS9100 quality systems-certified.
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
Our AMC in Phoenix, Arizona is built around scalable, repeatable, secure, affordable, and predictable manufacturing. The high mix, low volume and high complexity/density nature of our products require speed and seamless interaction with all internal functions (as opposed to with an external contract manufacturer) which is a key value proposition of the USMO. The USMO is also designed for efficient showcasing to customers who at any point wish to access the best proven technology and high performing, secure electronics and processing manufacturing solutions within a broader product company such as Mercury. Proximity and interaction with our internal engineering organization is a significant benefit. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness. The Phoenix AMC also provides manufacturing and assembly for SWaP-optimized multi-chip modules and system-in-package devices. We combine surface-mount, flip chip, die attach, wire bond and rugged 3D packaging on the same devices to provide a swap-optimized solution for our customers.
The Hudson, New Hampshire, West Caldwell, New Jersey, and Oxnard, California facilities are specifically aimed at providing scalable manufacturing within our critical businesses. We leverage best practices in design, development, manufacturing and materials handling at these production and sub-systems integration facilities. These facilities include the design, build and test of both RF and microwave components and subsystems in support of a variety of key customer programs. Our most recent acquisition of APC in Alpharetta, Georgia enables further integrated offerings to customers whereby products from other facilities are deployed to the end user by active matrix liquid crystal display systems which enhances the highly sophisticated man/machine interface.
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
We also design, develop, and manufacture DRFM units for a variety of modern electronic warfare applications, as well as radar environment simulation and test systems for defense and intelligence applications. We develop high performance signals intelligence payloads and EO/IR technologies for small UAV platforms as well as powerful onboard UAV processor systems for real-time wide area motion imagery.
Intellectual Property and Proprietary Rights
As of July 3, 2020, we held 88 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.
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

Backlog
As of July 3, 2020, we had a backlog of orders aggregating approximately $831.1 million, of which $567.7 million is expected to be delivered within the next twelve months. As of June 30, 2019, backlog was approximately $625.4 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders.
Employees
At July 3, 2020, we employed a total of 1,947 people excluding contractors, including 643 in research and development, 151 in sales and marketing, 867 in manufacturing and customer support and 286 in general and administrative functions. We have 141 employees located in Europe, six located in Canada, and one located in Japan, and 1,799 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good. We also use contractors on an as-needed basis.
Customers
Our revenues are concentrated in two defense prime contractors including Lockheed Martin Corporation and Raytheon Technologies for the fiscal years ended 2020, 2019 and 2018. These two defense prime contractors comprised an aggregate of 32%, 37% and 38% of our revenues in each of the fiscal years 2020, 2019 and 2018, respectively. While sales to each of these customers that typically comprise 10% or more of our revenue, the sales to these customers are spread across multiple programs and platforms. For the fiscal years ended 2020, 2019 and 2018, we had no single program that represented 10% or more of our revenues.
Corporate Headquarters and Incorporation
Our corporate headquarters is located in Andover, Massachusetts. In 2017, we relocated our corporate headquarters into a more modern facility, investing in communications, media and collaborative capabilities, engineering labs and security infrastructure.
Mercury Systems, Inc. was incorporated in Massachusetts in 1981.
Financial Information about Geographic Scope
Information about revenue we receive within and outside the U.S. can be found in Note Q - Operating Segment, Geographic Information and Significant Customers - to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
WEBSITE
We maintain a website at www.mrcy.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our code of business conduct and ethics is also available on our website. We intend to disclose any future amendments to, or waivers from, our code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a current report on Form 8-K with the SEC. Information contained on our website does not constitute part of this report. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.
Investors and others should note that we announce material financial information using our website (www.mrcy.com), SEC filings, press releases, public conference calls, webcasts, and social media, including Twitter (twitter.com/mrcy and twitter.com/mrcy_CEO) and LinkedIn (www.linkedin.com/company/mercury-systems). Therefore, we encourage investors and others interested in Mercury to review the information we post on the social media and other communication channels listed on our website.

ITEM 1A. RISK FACTORS:
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and related services, primarily as an indirect subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 95% of our total net revenues in fiscal 2020 and 2019, and 96% of our total net revenues in fiscal 2018, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. During fiscal 2014, gridlock in Congress, a continuing budget resolution, and the implementation of defense budget sequestration impacted our revenues and increased uncertainty in our business and financial planning. For fiscal 2021 and beyond, the potential for further gridlock in Congress, the November 2020 Presidential election, another continuing budget resolution, the defense industry operating under sequestration, or the crowding out of defense funding due to historically high budget deficits could adversely impact our revenues and increase uncertainty in our business and financial planning. In addition, delays in the funding for new or existing programs, or in defense appropriation generally could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations for the period in which such revenues were originally anticipated.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics, and similar outbreaks, including the outbreak of coronavirus disease 2019 and any future variants of the disease (“COVID”). The continued spread of COVID has resulted in a global health crisis that is adversely affecting the economies and financial markets of many countries, resulting in a severe economic downturn that may negatively affect demand for our products. In response to COVID, we implemented a work-from-home program for all of our employees who could perform their duties from home, limited domestic and international travel and required self-quarantines following travel, limited customer and supplier visits to our sites, implemented social distancing measures, temperature and COVID testing within our facilities, and created a $1 million employee relief fund as well as a COVID sick leave policy providing up to 120 hours of paid leave. The extent to which COVID could further impact our business, results of operations and financial condition is highly uncertain. Despite our efforts to manage the adverse impacts of this pandemic, its ultimate impact may depend on various factors beyond our knowledge or control, including the duration and severity of the outbreak and actions taken to contain its spread and mitigate its public health effects. Examples of the actual and potential adverse impacts of COVID on our business include, but are not limited to:

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

•additional costs to protect the health and safety of our employees, including, among others, costs to monitor and test for COVID, to reformat facilities to provide for increased social distancing, to enhance employees' ability to work from home, additional medical costs; and
•litigation related to any of the foregoing.
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
The world’s financial markets have, at times, experienced turmoil which could have material adverse impacts on our financial condition or our ability to achieve targeted results of operations due to:
•reduced and delayed demand for our products;
•increased risk of order cancellations or delays;
•downward pressure on the prices of our products;
•greater difficulty in collecting accounts receivable; and
•risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our line of credit when needed.
Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, public health, and political conditions. Increased Federal budget deficits could result in reduced Congressional appropriations, such as defense budget sequestration, for the defense programs that use our products and services. Reduced baseline defense budgets could reduce the number of funded programs in which we participate. In addition, the effects of any U.S. Federal government shutdown or extended continuing resolution could potentially reduce or delay the demand for our products. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.
We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.
Whether our contracts are directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks. For example:
•Changes in government administration and national and international priorities, including developments in the geo-political environment, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.
•Our contracts with the U.S. and foreign governments and their defense prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally entitles us to recover costs incurred, settlement expenses, and profit on work completed prior to termination, but there can be no assurance in this regard.
•Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level.  In addition, in the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. In addition, we may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. The government’s requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long term revenues.
•Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. The increased bargaining power of these contractors may adversely affect our ability to compete for contracts and, as a result, may adversely affect our business or results of operations in the future.

•Our customers include U.S. government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government contracts. In addition, when we contract with the U.S. government, we must comply with these laws and regulations, including the organizational conflict-of-interest regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between us and the U.S. government.
•We sell certain products and services to U.S. and international defense contractors or directly to the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (“FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in Federal regulations, or in the interpretation of Federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage under the Cost Accounting Standards (“CAS”), further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Growth in the value of certain of our contracts has increased our compliance burden, requiring us to implement new business systems to comply with such requirements. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts.
•We are subject to the Defense Federal Acquisition Regulation Supplement (“DFARS”), in connection with our defense work for the U.S. government and defense prime contractors. Amendments to the DFARS, such as the DFARS cybersecurity requirements, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements at our Company level and into our supply chain.
•We are subject to the Department of Defense Cybersecurity Maturity Model Certification (“CMMC”) in connection with our defense work for the U.S. government and defense prime contractors. Amendments to the CMMC may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements at our Company level and into our supply chain.
•The U.S. government or a defense prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.
•The U.S. government or a defense prime contractor customers could require us to enter into cost reimbursable contracts that could offset our cost efficiency initiatives.
•We are subject to various U.S. Federal export-control statutes and regulations, which affect our business with, among others, international defense customers. In certain cases the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained in these licenses, may put us at a competitive disadvantage with respect to competing with international suppliers who are not subject to U.S. Federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business and operating results.
•We anticipate that sales to our U.S. prime defense contractor customers as part of foreign military sales (“FMS”) programs will be an increasing part of our business going forward. These FMS sales combine several different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments, and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control.
•Certain of our employees with appropriate security clearances may require access to classified information in connection with the performance of a U.S. government contract. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor. Further, the Defense Counterintelligence and Security Agency (“DCSA”) has transitioned its review of a contractor's security program to focus on the protection of critical unclassified information and assets. Failure to meet DCSA's new, broader requirements could adversely impact the ability to win new business as a government contractor.
•We may need to invest additional capital to build out higher level security infrastructure at certain of our facilities to capture new design wins on defense programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new design wins on defense programs. In addition, we may need to invest in additional secure laboratory space to integrate efficiently subsystem level solutions and maintain quality assurance on current and future programs.
The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2020, both Lockheed Martin Corporation and Raytheon Technologies accounted for 16% of our total net revenues. In fiscal 2019, Raytheon Technologies accounted for 20% of our total net revenues and Lockheed Martin Corporation accounted for 17% of our total net revenues. In fiscal 2018, both Raytheon Technologies and Lockheed Martin Corporation accounted for 19% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
Going forward, we believe the SEWIP, Filthy Buzzard, F-35, LTAMDS and a classified radar program could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities. The emergence of commodity-type products as acceptable substitutes for certain of our products may cause customers to delay purchases or seek alternative solutions.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements, and evolving industry standards. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings, and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. In addition, customers may decide to insource products that they have traditionally outsourced to us. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. Perceptions of Mercury as a high-cost provider could cause us to lose existing customers or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers.
Our products are often designed for operating under physical constraints such as limited space, weight, and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration, and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within our target markets. Workstation or blade center computer manufacturers and other low-end single-board computer, or new competitors, may attempt to penetrate the high-performance market for defense electronics systems. Factors that may increase the acceptability of commodity-type products in some defense platforms that we serve include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of products in a more highly environmentally isolated setting. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.
We compete in highly competitive industries, and our customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality, and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. Our defense prime contractor customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.
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
Our growth strategy includes developing new products, adding new customers and programs within our existing markets, and entering new markets both domestically and internationally, developing our manufacturing capabilities, as well as identifying and integrating acquisitions and achieving revenue and cost synergies and economies of scale. Our ability to compete in new markets will depend upon a number of factors including, among others:
•our ability to create demand for products in new markets;
•our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;
•our ability to increase our market visibility and penetration with the prime defense contractors;
•the quality of our new products;
•our ability to respond rapidly to technological change;
•our ability to increase our in-house manufacturing capacity and utilization; and
•our ability to successfully identify and integrate any acquisitions that we make and achieve revenue and cost synergies and economies of scale.
The failure to do any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability, and/or customer support organizations.
Growing our business, in particular by providing services and products such as sophisticated subsystems for major defense programs could strain our operational capacity and working capital demands if not properly anticipated and managed. Pursuing such growth could result in our operational and infrastructure resources being spread too thin, which could negatively impact our ability to deliver quality product on schedule and on budget. Providing innovative subsystem level products is a key driver of our growth strategy and the failure to properly scale our capabilities to support our customers at a subsystem level could result in lost opportunities and revenues. Failure to implement consistent enterprise resource planning and management systems across our entire platform, to increase the level of automation to scale our operations and to establish a uniform program management process for lifecycle management could negatively impact our ability to generate efficiencies to achieve cost reduction objectives.
Future acquisitions may adversely affect our financial condition.
As part of our strategy for growth, we expect to continue to explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us.
Acquisitions may pose risks to our operations, including:
•problems and increased costs in connection with the integration of the personnel, operations, technologies, IT infrastructure, or products of the acquired businesses;
•layering of integration activity due to multiple overlapping acquisitions;
•unanticipated costs;
•failure to achieve anticipated increases in revenues and profitability;
•diversion of management’s attention from our organic business;
•adverse effects on business relationships with suppliers and customers and those of the acquired company;
•acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;
•failure to rationalize manufacturing capacity, locations, and operating models to achieve anticipated economies of scale, or disruptions to manufacturing and product design operations during the combination of facilities;
•failure to rationalize business and information systems and to expand the IT infrastructure and security protocols throughout the enterprise;
•volatility associated with accounting for earn-outs in a given transaction;
•entering markets in which we have no, or limited, prior experience;
•poor export control programs pre-acquisition at acquired companies, which may lead to liabilities for export violation, or impact the business acquired when placed under our export compliance program;
•potential loss of key employees; and
•adverse effects on our internal control over financial reporting before the acquiree's complete integration into our control environment.
In addition, in connection with any acquisitions or investments we could:
•issue stock that would dilute our existing shareholders’ ownership percentages;
•incur debt and assume liabilities;
•obtain financing on unfavorable terms, or not be able to obtain financing on any terms at all;
•incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;
•incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and
•reduce the cash that would otherwise be available to fund operations or for other purposes.
The failure to successfully integrate any acquisitions in an efficient or timely manner may negatively impact our financial condition and operating results, or we may not be able to fully realize anticipated savings. In addition, our competitors could try to emulate our acquisition strategy, leading to greater competition for acquisition targets which could lead to larger competitors if they succeed in emulating our strategy.
We may not realize the expected benefits, including synergies, of our recent acquisitions because of integration difficulties and other challenges.
While we expect our recent acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating such businesses with our existing business. The integration process may be complex, costly and time consuming.

The difficulties of integrating the operations of these companies include, among others:
•failure to implement our business plan for the combined business;
•unanticipated issues in integrating manufacturing, logistics, business systems, information and communications systems, and other infrastructure items;
•unanticipated changes in applicable laws and regulations;
•failure to retain key employees;
•failure to retain key customers;
•failure to rationalize our supply chain;
•operating risks inherent in these companies and our organic business;
•the impact of any assumed legal proceedings;
•the impact of our export compliance program on these companies;
•the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and
•unanticipated issues, expenses, charges, and liabilities related to the acquisitions.
We may not be able to maintain the levels of revenue, earnings, or operating efficiency that we and our prior acquisitions had achieved or might achieve separately. In addition, we may not accomplish the integration of these businesses smoothly, successfully or within the anticipated costs or timeframe. Further, we may incur implementation costs relative to anticipated cost synergies, and our expectations with respect to integration or synergies as a result of these acquisitions may not materialize. Accordingly, you should not place undue reliance on any anticipated synergies.
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
We may incur substantial indebtedness.
On September 28, 2018, we amended our existing revolving credit facility (“the Revolver”) to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of July 3, 2020, we had no outstanding borrowings on the Revolver. The Revolver accrues interest, at our option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage is set at LIBOR plus 1.25% and is established pursuant to a pricing grid based on our total net leverage ratio. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolver, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:
•making it more difficult for us to satisfy our obligations under our debt instruments, including, without limitation, the Revolver; and if we fail to comply with these requirements, an event of default could result;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings may have variable interest rates, which could increase the cost of servicing our financial instruments and could materially reduce our profitability and cash flows;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and

•increasing our cost of borrowing.
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
In addition, increases in interest rates would increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. While we had no borrowings on our Revolver at July 3, 2020, assuming that we had $100.0 million of floating rate debt outstanding, our annual interest expense would change by approximately $1.0 million for each 100 basis point increase in interest rates.
We may also incur costs related to interest rate hedges, including the termination of any such hedges. As of July 3, 2020, we did not have any interest rate hedge instruments in effect. During the fourth quarter of fiscal 2019, in conjunction with the net proceeds generated by a follow-on equity offering, we repaid all of our then outstanding borrowings on the Revolver, including $175.0 million with a fixed interest rate hedge, with the termination of the interest rate hedge resulting in $5.4 million in settlement costs.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At July 3, 2020, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $614.1 million and $208.7 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our recent acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
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

In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent years. While there has been no significant impact on our contract manufacturers to date, future acquisitions could potentially have an adverse effect on our working relationships with contract manufacturers. Moreover, we currently rely primarily on two contract manufacturers, Benchmark Electronics, Inc. and Omega Electronics Manufacturing Services. The failure of these contract manufacturers to fill our orders on a timely basis or in accordance with our customers’ specifications could result in a loss of revenues and damage to our reputation. We may not be able to replace these contract manufacturers in a timely manner or without significantly increasing our costs if such contract manufacturer were to experience financial difficulties or other problems that prevented it from fulfilling our order requirements.
With the expansion of our product lines in recent years, primarily related to the acquisition of APC in fiscal 2020, Athena, Syntonic, GECO and Germane in fiscal 2019, as well as our earlier acquisitions of Themis, RTL, Delta, CES, the Carve-Out Business, LIT, Micronetics, Inc., KOR Electronics, and LNX Corporation, the mix and volume of products that we manufacture in-house has increased. With the building of our Advanced Microelectronics Center in Hudson, New Hampshire and the expansion of our Phoenix, Arizona facility, we have become more vertically integrated in our product lines. This vertical integration has led to higher capital intensity and labor utilization rate volatility which could affect our profitability, and higher fixed costs. Also, the changes to business processes and IT systems required to combine two locations into a single site like our Advanced Microelectronics Center in Oxnard, California may interrupt our operations for a period of time resulting in higher costs, lower revenues and missed opportunities for design wins. In addition, Benchmark Electronics, Inc. notified us in 2016 that they would no longer contract manufacture certain of our digital processing products at their Huntsville, Alabama facility due to internal integration planning at Benchmark. As a result, we began to internally manufacture the impacted Huntsville, Alabama digital processing product line at our Phoenix, Arizona facility. With our build out of the USMO, we are developing a second source for our digital processing product manufacturing needs to complement our contract manufacturing relationship with Benchmark Electronics. With a source of internal manufacturing to meet an increasing portion of our digital processing product manufacturing needs, we will need to manage effectively our relationship with our contract manufacturers to manage our order volumes, scale production to meet volume requirements, and maintain necessary inventory levels.
We are exposed to risks associated with international operations and markets.
We market and sell products in international markets, have sales offices and subsidiaries in the United Kingdom and Japan and we have manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain, Canada, and France. Revenues from international operations accounted for 7%, 8%, and 9%, of our total net revenues in fiscal 2020, 2019, and 2018, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:
•changes in applicable laws and regulatory requirements;
•export and import restrictions;
•export controls relating to technology and sanctioned parties;
•tariffs and other trade barriers;
•less favorable intellectual property laws;
•difficulties in staffing and managing foreign operations;
•longer payment cycles;
•problems in collecting accounts receivable;
•adverse economic conditions in foreign markets;
•political instability;
•fluctuations in currency exchange rates;
•expatriation controls; and
•potential adverse tax consequences.
There can be no assurance that one or more of these factors will not have a material adverse effect on our future international activities and, consequently, on our business and results of operations.
We have a pension plan (the “Plan”) for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our Consolidated

Balance Sheets at July 3, 2020. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of July 3, 2020, we had a liability of $11.9 million in Other non-current liabilities representing the net under-funded status of the Plan.
In addition, we must comply with the Foreign Corrupt Practices Act, or the FCPA, and the anti-corruption laws of the countries in which we operate. Those laws generally prohibit the giving of anything of value to win business. The FCPA also generally requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company and prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Under these anti-corruption laws, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of international applicable anti-corruption laws, governmental authorities in the United States or the countries in which we operate could seek to impose civil and criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
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
Our future success will depend in part on our ability to enhance current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. Defense customers, in particular, demand frequent technological improvements as a means of gaining military advantage. Military planners have historically funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will secure an adequate number of design wins in the future, that the equipment in which our products are intended to function will eventually be deployed in the field, or that our products will be included in such equipment if it eventually is deployed.
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
Our products are extremely complex and must operate successfully with complex products of our customers and their other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality and the elapsed time before our products are integrated into our customer's systems increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant warranty costs and costs to support our service contracts and divert the attention of personnel from our product development efforts. Also, hostile third parties or nation states may try to install malicious code or devices into our products or software. Undetected errors may adversely affect our product’s ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for mission-critical applications. Because of this reliance, errors, defects, or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.
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
We may become subject to claims that we infringe the intellectual property rights of others. We cannot assure you that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.
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
High quarterly book-ship ratios may pressure our inventory and cash flow management, necessitating increased inventory balances to ensure quarterly revenue attainment. Increased inventory balances tie up additional capital, limiting our operational flexibility. Some of our customers may have become conditioned to wait until the end of a quarter to place orders in the expectation of receiving a discount. Customers conditioned to seek quarter-end discounts increase risk and uncertainty in our financial forecasting and decrease our margins and profitability.
Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:
•delays in completion of internal product development projects;

•delays in shipping hardware and software;
•delays in acceptance testing by customers;
•a change in the mix of products sold to our served markets;
•changes in customer order patterns;
•production delays due to quality problems with outsourced components;
•inability to scale quick reaction capability products due to low product volume;
•shortages and costs of components;
•delays due to the implementation of new tariffs or other trade barriers;
•the timing of product line transitions;
•declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology;
•inability to realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits;
•potential asset impairment, including goodwill and intangibles, or restructuring charges; and
•changes in estimates of completion on fixed price service engagements.
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
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our facilities, and the proper functioning of our computer, telecommunication, and other business systems and operations. As we attempt to grow our operations, the potential for particular types of natural or man-made disasters, political, economic, or infrastructure instabilities, or other country- or region-specific business continuity risks increases.
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
We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Most of our facilities maintain a facility security clearance and many of our employees maintain a personal security clearance in order to access sensitive information necessary to the performance of our work on certain U.S. government contracts and subcontracts. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract or subcontract, or potentially debarment as a government contractor.
If we suffer data breaches or phishing attacks involving the designs, schematics, or source code for our products or other sensitive information, our business and financial results could be adversely affected.
Our business is subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs. We are also targeted by spear phishing attacks in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Like all DoD contractors that process, store, or transmit controlled unclassified information, we must meet DFARS minimum security standards or risk losing our DoD contracts. We securely store our designs, schematics, and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we experience a data security breach from an external source or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.
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
We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future acquisitions. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology and business systems and infrastructure may lead to operational inefficiencies and increased compliance costs and risks. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.
Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Increases in tax rates could impact our financial performance.
From time to time, we are audited by various Federal, state, local, and foreign authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with relevant authoritative guidance it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision. Such differences could have an adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position, and/or cash flows for such period. Further, future increases in tax rates may adversely affect our financial results.
Provisions in our organizational documents and Massachusetts law and other actions we have taken could make it more difficult for a third party to acquire us.
Provisions of our articles of organization and by-laws could have the effect of discouraging a third party from making a proposal to acquire us and could prevent certain changes in control, even if some shareholders might consider the proposal to be in their best interest. These provisions include a classified board of directors, advance notice to our board of directors of shareholder proposals and director nominations, and limitations on the ability of shareholders to remove directors and to call shareholder meetings. In addition, we may issue shares of any class or series of preferred stock in the future without shareholder approval upon such terms as our board of directors may determine. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued.
We also are subject to the Massachusetts General Laws which, subject to certain exceptions, prohibit a Massachusetts corporation from engaging in a broad range of business combinations with any “interested shareholder” for a period of three years following the date that such shareholder becomes an interested shareholder. These provisions could discourage a third party from pursuing an acquisition of us at a price considered attractive by many shareholders.
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
Our stock price, like that of other technology and aerospace and defense companies, can be volatile. The stock market in general and technology companies in particular may continue to experience volatility. The stock prices for companies in the aerospace and defense industry may continue to remain volatile given uncertainty and timing of funding for defense programs. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Market rumors or the dissemination of false or misleading information may impact our stock price. When the market price of a stock has been volatile, holders of that stock will sometimes file securities class action litigation against the company that issued the stock. If any shareholders were to file a lawsuit, we could incur substantial costs defending the lawsuit. Also, the lawsuit could divert the time and attention of management.
We have never paid cash dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.
We have not declared or paid cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business and for future mergers and acquisitions. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. Further, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Consequently, in the foreseeable future, gains will likely only be experienced from investments in our common stock if the price of our common stock increases. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shares were purchased, and returns may not be realized on investments in our common stock.
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
Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, as part of our growth strategy, we expect to continue to explore acquisitions or strategic alliances that could adversely affect internal control over financial reporting during the integration period until the acquired business has been fully incorporated into our internal control environment. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
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
We may require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. The amount and timing of such additional financing needs will vary principally depending on the timing of new product and service launches, investments, and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a larger credit facility. The sale of additional equity securities or securities convertible into our common shares could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.
Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:
•investors’ perception of, and demand for, securities of technology and aerospace and defense companies;
•conditions of the United States and other capital markets in which we may seek to raise funds;
•our future results of operations, financial condition, and cash flows; and
•prevailing interest rates.
We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:
•further develop or enhance our customer base;
•acquire necessary technologies, products, or businesses;
•expand operations in the United States and elsewhere;
•hire, train, and retain employees;
•market our products and subsystems integration services; or
•respond to competitive pressures or unanticipated capital requirements.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
The following table sets forth our significant properties as of July 3, 2020:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2032
Phoenix, AZ	125,756	Leased, expiring 2031
Hudson, NH	121,553	Leased, expiring 2024
Oxnard, CA	72,673	Leased, expiring 2025
Fremont, CA	53,713	Leased, expiring 2023
Cypress, CA	42,770	Leased, expiring 2028
Alpharetta, GA	35,005	Leased, expiring 2028
Chantilly, VA	32,789	Leased, expiring 2025
Mesa, AZ	31,820	Leased, expiring 2022
Geneva, CH	27,287	Leased, expiring 2027
Cypress, CA	25,990	Subleased, expiring 2020
We actively manage our facilities and are in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2020 and 2021. In addition, we lease a number of smaller offices around the world primarily for sales. Effective July 1, 2019, the Company adopted ASC 842, Leases, (“ASC 842”). We adopted ASC 842 using the optional transition method and, as a result, there have been no reclassifications of prior comparable periods due to this adoption. See

Note B and Note J to the consolidated financial statements for more information regarding our obligations under leases and the adoption of this standard.
ITEM 3.LEGAL PROCEEDINGS
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
ITEM 4.MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 4.1.INFORMATION ABOUT OUR EXECUTIVE OFFICERS
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
Mark Aslett, age 52, joined Mercury in 2007 and has served as the President and Chief Executive Officer and as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications- North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.
Christopher C. Cambria, age 62, joined Mercury in 2016 as Senior Vice President, General Counsel, and Secretary and was appointed Executive Vice President, General Counsel, and Secretary in 2017. Prior to joining Mercury, he was Vice President, General Counsel, and Secretary of Aerojet Rocketdyne Holdings, Inc. from 2012 to 2016 and Vice President, General Counsel from 2011 to 2012. He was with L-3 Communications Holdings, Inc. from 1997 through 2009 serving as Senior Vice President and Senior Counsel, Mergers and Acquisitions from 2006 to 2009, Senior Vice President, Secretary and General Counsel from 2001 to 2006, and Vice President, General Counsel and Secretary from 1997 to 2001. Prior to L-3, Mr. Cambria was an Associate with Fried, Frank, Harris, Shriver & Jacobson and Cravath, Swaine & Moore.
Michael D. Ruppert, age 46, joined Mercury in 2014 as Senior Vice President, Strategy and Corporate Development and in 2017 was named Executive Vice President, Strategy and Corporate Development. In 2018, Mr. Ruppert was appointed the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining Mercury, from 2013 to 2014, Mr. Ruppert was Co-Founder and Managing Partner of RS Partners, LLC, a boutique advisory firm focused on the aerospace & defense industries. Prior to that, he was a Managing Director at UBS Investment Bank where he led the defense investment banking practice from 2011 to 2013. Mr. Ruppert also held positions in the investment banking divisions at Lazard Freres & Co from 2008 to 2011 and at Lehman Brothers from 2000 to 2008.
Didier M.C. Thibaud, age 59, joined Mercury in 1995, and has served as our Executive Vice President, Chief Operating Officer since 2016. He served as the President of our Mercury Commercial Electronics business unit from 2012 to 2016 and the President of our Advanced Computing Solutions business unit from 2007 to 2012. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol MRCY. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock during such periods. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission.

	High	Low
2020 Fourth quarter	$92.80	$68.26
Third quarter	$86.47	$57.10
Second quarter	$81.17	$68.41
First quarter	$88.75	$68.31
2019 Fourth quarter	$79.83	$63.39
Third quarter	$67.85	$43.01
Second quarter	$55.82	$41.16
First quarter	$57.26	$37.55
As of July 31, 2020, we had 482 record shareholders and 34,461 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended July 3, 2020:

Period of Net Share Settlement	Total Number of Shares Net Settled(1)	Average Price Per Share
July 1, 2019 - September 27, 2019	178	$82.50
September 28, 2019 - December 27, 2019	5	$73.26
December 28, 2019 - March 27, 2020	6	$79.54
March 28, 2020 - July 3, 2020	8	$81.54
Total	197
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
Share Repurchase Plans
During fiscal 2020, we had no active share repurchase programs.
Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement for the Shareholders Meeting.

ITEM 6.SELECTED FINANCIAL DATA
The following table summarizes certain historical consolidated financial data, which should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data):

	Fiscal Years
	2020	2019	2018	2017	2016
Statement of Operations Data:
Net revenues	$796,610	$654,744	$493,184	$408,588	$270,154
Income from operations	$91,062	$76,584	$46,985	$37,403	$23,973
Net income	$85,712	$46,775	$40,883	$24,875	$19,742
Net earnings per share:
Basic	$1.57	$0.98	$0.88	$0.59	$0.58
Diluted	$1.56	$0.96	$0.86	$0.58	$0.56
Adjusted EBITDA(1)	$176,242	$145,326	$114,567	$92,576	$56,137
Adjusted EPS(1)	$2.30	$1.84	$1.41	$1.12	$0.94

	As of Fiscal Years
	2020	2019	2018	2017	2016
Balance Sheet Data:
Working capital	$508,854	$484,140	$260,063	$173,351	$177,748
Total assets(2)	$1,610,720	$1,416,977	$1,064,480	$815,745	$736,496
Long-term obligations(2)	$100,021	$34,206	$220,909	$17,483	$195,808
Total shareholders’ equity	$1,384,784	$1,284,739	$771,891	$725,417	$473,044
(1)Adjusted EBITDA and adjusted EPS are key measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”). Refer to “Non-GAAP Financial Measures” in Management's Discussion and Analysis of Financial Condition and Results of Operations for our definition of these measures, including reconciliations to our most directly comparable GAAP financial measures.
(2)Effective July 1, 2019, the Company has adopted ASC 842 using the optional transition method and, as a result, there have been no reclassifications of prior comparable periods due to this adoption. As of July 3, 2020, the Company has Right-of-use assets of $60,613 and total Lease liabilities of $73,931, of which $66,981 is included in Long-term obligations.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Mercury Systems, Inc. is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Headquartered in Andover, Massachusetts, we deliver solutions that power a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. We envision, create and deliver innovative technology solutions purpose-built to meet our customers’ most-pressing high-tech needs, including those specific to the defense community.
As a leading manufacturer of essential components, modules and subsystems, we sell to defense prime contractors, the U.S. government and OEM commercial aerospace companies. Mercury has built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that it believes meets and exceeds the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, in some cases, the processing from Mercury, with their platform. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
Mercury’s transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications. Our long-standing deep relationships with leading high-tech companies, coupled with our high level of R&D investments and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model.
Our capabilities, technology and R&D investment strategy combine to differentiate Mercury in our industry. Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, RF components, multi-function assemblies, subsystems and custom microelectronics. We maintain our technological edge by investing in critical capabilities and IP in processing and RF, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as AI.
Our mission critical solutions are deployed by our customers for a variety of applications including C4ISR, electronic intelligence, avionics, EO/IR, electronic warfare, weapons and missile defense, hypersonics and radar.
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
As of July 3, 2020, we had 1,947 employees. During fiscal 2018, the growth in our headcount resulted in us exceeding the threshold for qualifying as a “small business” for government contract purposes. The revenues received as a result of small business set aside funding are not considered material.
Our consolidated revenues, acquired revenues, net income, EPS, adjusted EPS, and adjusted EBITDA for fiscal 2020 were $796.6 million, $64.0 million, $85.7 million, $1.56, $2.30 and $176.2 million, respectively. Our consolidated revenues, acquired revenues, net income, EPS, adjusted EPS and adjusted EBITDA for fiscal 2019 were $654.7 million, $13.5 million, $46.8 million, $0.96, $1.84 and $145.3 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
OUR RESPONSE TO COVID
The COVID pandemic continues to impact people and countries around the world. This is a time of extraordinary uncertainty. It is also a time when the work we do in support of strategic national priorities is recognized as critical.
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
As we have been designated an “essential business” as a part of the defense industrial base, during the year, our facilities continued to operate while complying with social distancing requirements consistent with Centers for Disease Control and Prevention (“CDC”) guidelines and requirements. We implemented numerous preventive measures to maximize the safety of our facilities, including but not limited to, establishing physical segregation areas, implementing environmental cleaning and disinfection protocols in compliance with CDC guidelines and requirements, temperature and COVID testing at our manufacturing facilities, and limiting non-essential site visits by internal and external visitors.
We will continue to monitor and assess our response to protect the health, safety and livelihoods of our people.
BUSINESS DEVELOPMENTS:
FISCAL 2020
During the third quarter ended March 27, 2020, we drew $200.0 million on our $750.0 million Revolver to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID. We paid down the $200.0 million draw during our fourth quarter ended July 3, 2020 based on reduced turbulence in the capital markets.
On September 23, 2019, we acquired American Panel Corporation (“APC”) on a cash-free, debt-free basis for a total purchase price of $100,000, prior to net working capital and net debt adjustments. Based in Alpharetta, Georgia, APC is a leading innovator in large area display technology for the aerospace and defense market. APC's capabilities are deployed on a wide range of next-generation platforms. The acquisition was funded with cash on hand.
Effective July 1, 2019, our fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to fiscal 2020 are to the 53-week period from July 1, 2019 to July 3, 2020. All references to fiscal 2019 is to the 52-week period from July 1, 2018 to June 30, 2019. There have been no reclassifications of prior comparable periods due to this change.
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
RESULTS OF OPERATIONS:
FISCAL 2020 VS. FISCAL 2019
Results of operations for fiscal 2020 include full period results from the acquisitions of Germane, GECO, Athena, Syntonic and only the results from acquisition date for APC, which was acquired subsequent to fiscal 2019. Results of operations for fiscal 2019 include only results from the acquisition date for Germane, GECO, Athena and Syntonic. Accordingly, the periods presented below are not directly comparable. There was also an additional three days of operations in fiscal 2020 which did not have a material impact on our results of operations. The Company has applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. Refer to Item 7 of the Company's Form 10-K issued on August 15, 2019 for prior year discussion related to fiscal 2018.
The following tables set forth, for the periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	Fiscal 2020	As a % of Total Net Revenue	Fiscal 2019	As a % of Total Net Revenue
Net revenues	$796,610	100.0%	$654,744	100.0%
Cost of revenues	439,766	55.2	368,588	56.3
Gross margin	356,844	44.8	286,156	43.7
Operating expenses:
Selling, general and administrative	132,253	16.6	110,717	16.9
Research and development	98,485	12.4	68,925	10.5
Amortization of intangible assets	30,560	3.8	27,914	4.3
Restructuring and other charges	1,805	0.2	560	0.1
Acquisition costs and other related expenses	2,679	0.4	1,456	0.2
Total operating expenses	265,782	33.4	209,572	32.0
Income from operations	91,062	11.4	76,584	11.7
Interest income	2,151	0.3	932	0.1
Interest expense	(1,006)	(0.1)	(9,109)	(1.4)
Other income (expense), net	1,726	0.2	(8,880)	(1.3)
Income before income taxes	93,933	11.8	59,527	9.1
Tax provision	8,221	1.0	12,752	2.0
Net income	$85,712	10.8%	$46,775	7.1%

REVENUES
Total revenues increased $141.9 million, or 22%, to $796.6 million during fiscal 2020 compared to $654.7 million during fiscal 2019 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to $91.4 million and $50.5 million of organic revenues and acquired revenues, respectively. These increases were driven by higher demand throughout all product groupings, especially integrated subsystems, across all end applications and, in particular, radar, within the airborne, naval and land platforms. The increase in total revenues is primarily attributed to higher revenues associated with the P8, SEWIP and AIDEWS programs. Acquired revenue represents activity from the Germane, GECO, Athena, Syntonic and APC acquired businesses. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
International revenues, which consist of foreign military sales through the U.S. government, sales to prime defense contractor customers where the end user is known to be outside of the U.S., and direct sales to non-U.S. based customers, increased $18.1 million to $91.9 million during fiscal 2020 compared to $73.8 million during fiscal 2019. International revenues represented 11.5% and 11.3% of total revenues during fiscal 2020 and 2019, respectively.
GROSS MARGIN
Gross margin was 44.8% for fiscal 2020, an increase of 110 basis points from 43.7% in fiscal 2019. The higher gross margin was primarily driven by program mix, including a higher volume of secure processing programs, and operational efficiencies, including higher utilization. These gross margin improvements were partially offset by a higher volume of Customer Funded Research and Development (“CRAD”), COVID related expenses and $1.1 million of additional inventory step-up amortization, as compared to fiscal 2019. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. These products are predominately grouped within integrated subsystems and, to a lesser extent, modules and sub-assemblies.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $21.6 million, or 20.0%, to $132.3 million during fiscal 2020 as compared to $110.7 million during fiscal 2019. The increase was primarily related to additional headcount from organic growth and our recent acquisitions as well as COVID related expenses. Selling, general and administrative expenses decreased as a percentage of revenue to 16.6% during fiscal 2020 from 16.9% during fiscal 2019 evidencing improved operating leverage.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $29.6 million, or 43.0%, to $98.5 million during fiscal 2020, as compared to $68.9 million for fiscal 2019. The increase was primarily related to additional headcount from organic growth and our recent acquisitions as well as COVID related expenses, which was partially offset by a higher volume of CRAD. Research and development expenses accounted for 12.4% and 10.5% of our revenues during fiscal 2020 and fiscal 2019, respectively. The increase as a percentage of revenue was primarily driven by the continued investment in internal R&D during fiscal 2020 to promote the future growth of the business.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $2.7 million to $30.6 million during fiscal 2020, as compared to $27.9 million for fiscal 2019, primarily due to the acquisition of APC and the full year impact of amortization from our fiscal 2019 acquisitions.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $1.8 million during fiscal 2020, as compared to $0.6 million in fiscal 2019. The increase was primarily driven by severance costs for separation of 20 employees during fiscal 2020. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.7 million during fiscal 2020, as compared to $1.5 million during fiscal 2019. The acquisition costs and other related expenses incurred during fiscal 2020 were related to the acquisition of APC, as well as costs associated with our evaluation of other acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.

INTEREST INCOME
Interest income increased to $2.2 million in fiscal 2020 from $0.9 million in fiscal 2019, due to higher average balances of cash on hand, as compared to fiscal 2019.
INTEREST EXPENSE
Interest expense for fiscal 2020 decreased $8.1 million to $1.0 million, as compared to $9.1 million in fiscal 2019. We drew $200.0 million against the Revolver during the third quarter of fiscal 2020 to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID. We paid down the $200.0 million draw during the fourth quarter of fiscal 2020 as a result of the reduced turbulence in capital markets. Fiscal 2019 included interest expense related to borrowings on the Revolver from our acquisitions, prior to the pay down of the balance on the Revolver with the net proceeds generated by our follow-on equity offering during the fourth quarter of fiscal 2019.
OTHER INCOME (EXPENSE), NET
Other income (expense), net was $1.7 million of other income during fiscal 2020, as compared to $8.9 million of other expense in fiscal 2019. The increase was primarily due to $6.4 million of other investment income partially offset by $0.6 million of additional litigation and settlement expenses. Fiscal 2019 included $5.4 million in other expense associated with the termination of the interest rate swap in conjunction with the pay down of the balance on the Revolver with the net proceeds generated by our follow-on equity offering to during the fourth quarter of fiscal 2019.
INCOME TAXES
We recorded an income tax provision of $8.2 million and $12.8 million on income before income taxes of $93.9 million and $59.5 million for fiscal years 2020 and 2019, respectively. We recognized a discrete tax benefit of $7.3 million and $2.7 million related to excess tax benefits on stock-based compensation for fiscal years 2020 and 2019, respectively. We also recognized a tax benefit of $6.3 million and a tax reserve of $2.2 million related to research and development tax credits claimed on prior year Federal and state tax returns and recognized a tax benefit for other favorable provision to return adjustments of $2.9 million.
The effective tax rate for fiscal 2020 and 2019 differed from the Federal statutory rate of 21% primarily due to Federal and state research and development tax credits, excess tax benefits related to stock compensation, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service. These changes could have a material impact on our future U.S. tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to continue to invest in the modernization of our facilities, including the expansion of our trusted custom microelectronics business during fiscal 2021.
Based on our current plans, business conditions, including the COVID pandemic, and essential business status, we believe that existing cash and cash equivalents, our available Revolver, cash generated from operations, and our financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Refer to Item 1A - “Risk Factors” for risk factors concerning the Company, including a risk factor related to health epidemics, pandemics and similar outbreaks.
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

We have an unlimited amount available under the shelf registration statement. Additionally, as part of the shelf registration statement, we have entered into an equity distribution agreement which allows us to sell an aggregate of up to $200.0 million of our common stock from time to time through our agents. The actual dollar amount and number of shares of common stock we sell pursuant to the equity distribution agreement will be dependent on, among other things, market conditions and our fund raising requirements. The agents may sell the common stock by any method deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on Nasdaq, on any other existing trading market for the common stock or to or through a market maker. In addition, our common stock may be offered and sold by such other methods, including privately negotiated transactions, as we and the agents may agree. As of July 3, 2020, we have not sold any stock using our at the market offering feature. We intend to file a new shelf registration statement to replace the current registration that is expiring at the end of August 2020.
Follow-on Equity Offerings
On May 20, 2019, we announced the commencement of an underwritten public offering of our common stock, par value $0.01 per share. On May 28, 2019, we closed the offering, selling an aggregate of 6.0 million shares of common stock at a price to the public of $69.00. On May 29, 2019, the underwriters executed their over-allotment option. At the closing of the over-allotment, we issued 0.9 million additional shares of common stock. Total net proceeds, including the over-allotment, from the offering of 6.9 million shares were $454.3 million.
Revolving Credit Facilities
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. We drew $200.0 million against the Revolver during the third quarter of fiscal 2020 to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID. We paid down the $200.0 million draw during the fourth quarter of fiscal 2020 as a result of reduced turbulence in the capital markets. As of July 3, 2020, we had no outstanding balance on the Revolver. See Note M in the accompanying consolidated financial statements for further discussion of the Revolver.
CASH FLOWS

	For the Fiscal Years Ended
(In thousands)	July 3, 2020	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$115,184	$97,517	$43,321
Net cash used in investing activities	$(135,486)	$(153,774)	$(200,877)
Net cash (used in) provided by financing activities	$(10,932)	$247,765	$182,937
Net (decrease) increase in cash and cash equivalents	$(31,094)	$191,411	$24,884
Cash and cash equivalents at end of year	$226,838	$257,932	$66,521
Our cash and cash equivalents decreased by $31.1 million during fiscal 2020 primarily as the result of $96.5 million of cash on hand used to fund the acquisition of APC, $43.3 million invested in purchases of property and equipment, and $16.2 million used in the retirement of common stock used to settle individual employees' tax liabilities associated with vesting of restricted stock awards. These decreases were partially offset by $115.2 million provided by operating activities.
Operating Activities
During fiscal 2020, we generated $115.2 million in cash from operating activities, an increase of $17.7 million, as compared to fiscal 2019. The increase in cash generated by operating activities was primarily the result of higher comparable net income, deferred revenues and customer advances partially offset by higher inventory purchases intended to mitigate potential disruptions to the supply chain resulting from the COVID pandemic and support the growth of the business, unbilled receivables and additional cash paid for income taxes.
Investing Activities
During fiscal 2020, we invested $135.5 million, a decrease of $18.3 million, as compared to $153.8 million during fiscal 2019. The decrease was primarily driven by lower cash used for acquisitions, partially offset by a $16.6 million increase in purchases of property and equipment. During fiscal 2020, we used $96.5 million of cash on hand to fund the acquisition of APC, as compared to $127.1 million used for the acquisitions of Germane, GECO, Athena and Syntonic during fiscal 2019.
Financing Activities
During fiscal 2020, we used $10.9 million of cash in financing activities, as compared to $247.8 million in cash provided by financing activities during fiscal 2019. The $258.7 million decrease was primarily due to $454.3 million provided by our follow-on equity offering during fiscal 2019, which was used to pay down the Revolver balance of $324.5 million subsequent to the additional $129.5 million of borrowings during the year used to fund the acquisitions completed during fiscal 2019. During fiscal 2020 we drew $200.0 million against the Revolver during the third quarter of fiscal 2020 to provide access to capital and flexibility in managing operations during this time of uncertainty due to the outbreak of COVID. We paid down the $200.0 million draw during the fourth quarter of fiscal 2020 as a result of reduced turbulence in the capital markets. Fiscal 2020 also includes $16.2 million of payments related to the retirement of common stock used to settle individual employees' tax liabilities associated with the vesting of restricted stock awards, an increase of $8.2 million from fiscal 2019.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at July 3, 2020:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$94,037	$9,572	$21,013	$18,689	$44,763
Purchase obligations	103,548	103,548	—	—	—
	$197,585	$113,120	$21,013	$18,689	$44,763
Effective July 1, 2019, the Company adopted ASC 842. We adopted ASC 842 using the optional transition method and, as a result, there have been no reclassifications of prior comparable periods due to this adoption. See Note B and Note J to the consolidated financial statements for more information regarding our obligations under leases and the adoption of this standard.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $103.5 million at July 3, 2020.
We had a liability at July 3, 2020 of $4.1 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. Our liability increased by an additional $2.2 million reserve related to research and development credits claimed on amended Federal and state returns during the fiscal year ended July 3, 2020. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
OFF-BALANCE SHEET ARRANGEMENTS
Other than certain indemnification provisions, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.
RELATED PARTY TRANSACTIONS
During fiscal 2020 and 2019, we did not engage in any related party transactions.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	For the Fiscal Years Ended
(In thousands)	July 3, 2020	June 30, 2019	June 30, 2018
Net income	$85,712	$46,775	$40,883
Other non-operating adjustments, net(1)	(5,636)	364	(795)
Interest (income) expense, net	(1,145)	8,177	2,818
Tax provision	8,221	12,752	1,690
Depreciation	18,770	18,478	16,273
Amortization of intangible assets	30,560	27,914	26,004
Restructuring and other charges(2)	1,805	560	3,159
Impairment of long-lived assets	—	—	—
Acquisition and financing costs(3)	5,645	9,628	4,928
Fair value adjustments from purchase accounting(4)	1,801	713	1,992
Litigation and settlement expense, net	944	344	—
COVID related expenses(5)	2,593	—	—
Stock-based and other non-cash compensation expense	26,972	19,621	17,615
Adjusted EBITDA	$176,242	$145,326	$114,567
(1) As of July 1, 2018, we revised our definition of adjusted EBITDA to incorporate other non-operating adjustments, net, which includes gains or losses on foreign currency remeasurement, investments and fixed asset sales or disposals among other adjustments. Adjusted EBITDA for prior periods has been recast for comparative purposes. Other non-operating adjustments for fiscal 2020 includes $6.4 million of other non-operating investment income.
(2)Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(3) Acquisition and financing costs includes $5.4 million associated with the termination of the interest rate swap for fiscal year 2019.
(4) Fair value adjustments from purchase accounting for fiscal year 2020 relate to APC inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2019 relate to Germane and GECO inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2018 relate to Themis, CES and Delta inventory step-up amortization.
(5) Effective as of the third quarter of fiscal 2020, the Company has added back incremental COVID related expenses, which relate primarily to enhanced compensation and benefits for employees as well as incremental supplies and services to support social distancing and mitigate the spread of COVID.
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
The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP financial measures, to adjusted income and adjusted EPS:

	For the Fiscal Years Ended
(In thousands, except per share data)	July 3, 2020		June 30, 2019		June 30, 2018
Net income and diluted earnings per share	$85,712	$1.56	$46,775	$0.96	$40,883	$0.86
Other non-operating adjustments, net(1)	(5,636)		364		(795)
Amortization of intangible assets	30,560		27,914		26,004
Restructuring and other charges(2)	1,805		560		3,159
Impairment of long-lived assets	—		—		—
Acquisition and financing costs (3)	5,645		9,628		4,928
Fair value adjustments from purchase accounting(4)	1,801		713		1,992
Litigation and settlement expense, net	944		344		—
COVID related expenses(5)	2,593		—		—
Stock-based and other non-cash compensation expense	26,972		19,621		17,615
Impact to income taxes(6)	(23,634)		(16,630)		(27,044)
Adjusted income and adjusted earnings per share	$126,762	$2.30	$89,289	$1.84	$66,742	$1.41

Diluted weighted-average shares outstanding		55,115		48,500		47,471
(1) Effective as of the third quarter of fiscal 2020, the Company has revised its definition of adjusted income and adjusted earnings per share to incorporate other non-operating adjustments, net, which includes gains or losses on foreign currency remeasurement, investments and fixed asset sales or disposals among other adjustments. Adjusted EPS for prior periods has been recast for comparative purposes. Other non-operating adjustments for fiscal 2020 includes $6.4 million of other non-operating investment income.
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
(4) Fair value adjustments from purchase accounting for fiscal year 2020 relate to APC inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2019 relate to Germane and GECO inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2018 relate to Themis, CES and Delta inventory step-up amortization.
(5) Effective as of the third quarter of fiscal 2020, the Company has added back incremental COVID related expenses, which relate primarily to enhanced compensation and benefits for employees as well as incremental supplies and services to support social distancing and mitigate the spread of COVID.
(6) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

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

The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Fiscal Years Ended
(In thousands)	July 3, 2020	June 30, 2019	June 30, 2018
Cash provided by operating activities	$115,184	$97,517	$43,321
Purchase of property and equipment	(43,294)	(26,691)	(15,106)
Free cash flow	$71,890	$70,826	$28,215

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure:

(In thousands)	Fiscal 2020	As a % of Total Net Revenue	Fiscal 2019	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$732,572	92%	$641,209	98%	$91,363	14%
Acquired revenue(1)	64,038	8%	13,535	2%	50,503	373%
Total revenues	$796,610	100%	$654,744	100%	$141,866	22%
(1) Acquired revenue for all preceding periods presented has been recast for comparative purposes.
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
REVENUE RECOGNITION
We recognize revenue at a point in time or over time as the performance obligations are met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 73% and 77% of revenues for the fiscal years ended July 3, 2020 and June 30, 2019, respectively. Total revenue recognized under long-term contracts over time was 27% and 23% of revenues for the fiscal years ended July 3, 2020 and June 30, 2019, respectively.
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
Revenue is recognized over time (versus point in time recognition) for long-term contracts with development, production and service activities where the performance obligations are satisfied over time. These long-term contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, due to the fact that: (i) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced; and (ii) our performance creates an asset with no alternative use to us and we have an enforceable right to payment for performance completed to date. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. Our cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts. We consider whether contracts should be combined or segmented, and based on this assessment, we combine closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, we may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of July 3, 2020, approximately $0.8 million of these costs were in accrued expenses on our balance sheet.
For long-term contracts, we typically leverage the input method, using a cost-to-cost measure of progress. We believe that this method represents the most faithful depiction of our performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include: the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. We bear the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. In the limited instances where we enter into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, we elected to use a practical expedient permitted by ASC 606 whereby revenue is recognized in the amount for which we have a right to invoice the customer based on the control transferred to the customer. For over time contracts, we recognize anticipated contract losses as soon as they become known and estimable.
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
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by ASC 350, Intangibles-Goodwill and Other, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Sensor and Mission Processing (“SMP”), Advanced Microelectronic Solutions (“AMS”) and Mercury Defense Systems (“MDS”) were 7.0%, 6.5%, and 7.0%, respectively. The annual testing indicated that the fair values of our SMP, AMS, and MDS reporting units significantly exceeded their carrying values, and thus no further testing was required.
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
BUSINESS COMBINATIONS
We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:
•estimated step-ups for the fixed assets and inventory;
•estimated fair values of intangible assets; and
•estimated income tax assets and liabilities assumed from the acquiree.
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. There were no outstanding borrowings against the Revolver or swaps outstanding at July 3, 2020.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. As of July 3, 2020 and June 30, 2019, we had $226.8 million and $257.9 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. As of July 3, 2020, five customers accounted for 52% of our receivables, unbilled receivables and costs in excess of billings. As of June 30, 2019, five customers accounted for 56% of our receivables, unbilled receivables and costs in excess of billings.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of July 3, 2020 and June 30, 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended July 3, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 3, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended July 3, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired American Panel Corporation (“APC”) during fiscal year 2020, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of July 3, 2020, APC’s internal control over financial reporting associated with 7 percent of total consolidated assets (of which 5 percent represented goodwill and intangible assets included within the scope of the assessment) and 3 percent of total consolidated revenues included in the consolidated financial statements of the Company as of and for the fiscal year ended July 3, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of APC.
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
Estimate of total contract costs to be incurred for fixed price contract revenue recognized over time
As discussed in Note B to the consolidated financial statements, fixed price contract revenue recognized over time for the year ended July 3, 2020 represented 27% of total revenues. For those fixed price contracts recognized over time the Company recognizes revenue based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.
We identified the evaluation of total contract costs to be incurred for fixed price contract revenue recognized over time as a critical audit matter given the complex nature of the Company’s products sold under such contracts. In particular, evaluating the Company’s judgments regarding the amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed, involved a high degree of subjective auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop estimates of total contract costs to be incurred for partially completed performance obligations. Such controls included controls over the estimated amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed. We considered factors, including the value and stage of completion, to select customer contracts to evaluate the Company’s assumptions underlying the estimate of total contract costs to be incurred. We inspected the selected contracts to evaluate the Company’s identification of performance obligations and the determined method for measuring contract progress. We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for completed contracts to assess the Company’s ability to accurately estimate costs. We inquired of operational personnel of the Company to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete the selected contracts, including the assessment of the nature and complexity of the work to be performed. We inspected correspondence, if any, between the Company and the customer for the selected contracts as part of our evaluation of contract progress.

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Boston, Massachusetts
August 18, 2020

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 3, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$226,838	$257,932
Accounts receivable, net of allowance for doubtful accounts of $1,451 and $1,228 at July 3, 2020 and June 30, 2019, respectively	120,438	118,832
Unbilled receivables and costs in excess of billings	90,289	57,387
Inventory	178,093	137,112
Prepaid income taxes	2,498	90
Prepaid expenses and other current assets	16,613	10,819
Total current assets	634,769	582,172
Property and equipment, net	87,737	60,001
Goodwill	614,076	562,146
Intangible assets, net	208,748	206,124
Operating lease right-of-use assets	60,613	—
Other non-current assets	4,777	6,534
Total assets	$1,610,720	$1,416,977
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,877	$39,030
Accrued expenses	23,794	18,897
Accrued compensation	41,270	28,814
Deferred revenues and customer advances	18,974	11,291
Total current liabilities	125,915	98,032
Deferred income taxes	13,889	17,814
Income taxes payable	4,117	1,273
Operating lease liabilities	66,981	—
Other non-current liabilities	15,034	15,119
Total liabilities	225,936	132,238
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 54,702,322 and 54,247,532 shares issued and outstanding at July 3, 2020 and June 30, 2019, respectively	547	542
Additional paid-in capital	1,074,667	1,058,745
Retained earnings	312,455	226,743
Accumulated other comprehensive loss	(2,885)	(1,291)
Total shareholders’ equity	1,384,784	1,284,739
Total liabilities and shareholders’ equity	$1,610,720	$1,416,977
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Fiscal Years Ended
	July 3, 2020	June 30, 2019	June 30, 2018
Net revenues	$796,610	$654,744	$493,184
Cost of revenues	439,766	368,588	267,326
Gross margin	356,844	286,156	225,858
Operating expenses:
Selling, general and administrative	132,253	110,717	88,365
Research and development	98,485	68,925	58,807
Amortization of intangible assets	30,560	27,914	26,004
Restructuring and other charges	1,805	560	3,159
Acquisition costs and other related expenses	2,679	1,456	2,538
Total operating expenses	265,782	209,572	178,873
Income from operations	91,062	76,584	46,985
Interest income	2,151	932	32
Interest expense	(1,006)	(9,109)	(2,850)
Other income (expense), net	1,726	(8,880)	(1,594)
Income before income taxes	93,933	59,527	42,573
Tax provision	8,221	12,752	1,690
Net income	$85,712	$46,775	$40,883

Basic net earnings per share	$1.57	$0.98	$0.88
Diluted net earnings per share	$1.56	$0.96	$0.86

Weighted-average shares outstanding:
Basic	54,546	47,831	46,719
Diluted	55,115	48,500	47,471

Comprehensive income:
Net income	$85,712	$46,775	$40,883
Foreign currency translation adjustments	174	(232)	(137)
Pension benefit plan, net of tax	(1,768)	(2,350)	354
Total other comprehensive (loss) income, net of tax	(1,594)	(2,582)	217
Total comprehensive income	$84,118	$44,193	$41,100
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended July 3, 2020, June 30, 2019 and June 30, 2018
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2017	46,303	$463	$584,795	$139,085	$1,074	$725,417
Issuance of common stock under employee stock incentive plans	868	8	655	—	—	663
Issuance of common stock under employee stock purchase plan	82	1	2,781	—	—	2,782
Retirement of common stock	(329)	(3)	(15,505)	—	—	(15,508)
Stock-based compensation	—	—	17,437	—	—	17,437
Net income	—	—	—	40,883	—	40,883
Other Comprehensive Income	—	—	—	—	217	217
Balance at June 30, 2018	46,924	469	590,163	179,968	1,291	771,891
Issuance of common stock under employee stock incentive plans	478	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	102	1	3,660	—	—	3,661
Retirement of common stock	(156)	(2)	(7,966)	—	—	(7,968)
Follow-on public stock offering	6,900	69	453,504	—	—	453,573
Stock-based compensation	—	—	19,389	—	—	19,389
Net income	—	—	—	46,775	—	46,775
Other Comprehensive Loss	—	—	—	—	(2,582)	(2,582)
Balance at June 30, 2019	54,248	542	1,058,745	226,743	(1,291)	1,284,739
Issuance of common stock under employee stock incentive plans	562	6	(1)	—	—	5
Issuance of common stock under employee stock purchase plan	89	1	5,311	—	—	5,312
Retirement of common stock	(197)	(2)	(16,247)	—	—	(16,249)
Stock-based compensation	—	—	26,859	—	—	26,859
Net income	—	—	—	85,712	—	85,712
Other Comprehensive Loss	—	—	—	—	(1,594)	(1,594)
Balance at July 3, 2020	54,702	$547	$1,074,667	$312,455	$(2,885)	$1,384,784

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	July 3, 2020	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$85,712	$46,775	$40,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,330	46,392	42,277
Stock-based compensation expense	26,538	19,422	17,314
Benefit for deferred income taxes	(3,019)	(1,557)	(5,464)
Gain on investments	(5,817)	—	—
Termination of interest rate swap	—	5,420	—
Other non-cash items	3,509	3,779	2,103
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(31,079)	(28,096)	(22,751)
Inventory	(31,609)	(17,101)	(16,230)
Prepaid income taxes	(2,792)	3,843	(2,327)
Prepaid expenses and other current assets	(2,116)	(1,075)	(361)
Other non-current assets	(1,260)	101	296
Accounts payable, accrued expenses and accrued compensation	13,610	17,949	(5,267)
Deferred revenues and customer advances	7,082	(1,531)	6,035
Income taxes payable	(131)	3,152	(11,187)
Other non-current liabilities	7,226	44	(2,000)
Net cash provided by operating activities	115,184	97,517	43,321
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(96,502)	(127,083)	(185,396)
Purchases of property and equipment	(43,294)	(26,691)	(15,106)
Proceeds from sale of investment	4,310	—	—
Other investing activities	—	—	(375)
Net cash used in investing activities	(135,486)	(153,774)	(200,877)
Cash flows from financing activities:
Proceeds from employee stock plans	5,317	3,661	3,445
Payments for retirement of common stock	(16,249)	(7,968)	(15,508)
Payments under credit facilities	(200,000)	(324,500)	(15,000)
Borrowings under credit facilities	200,000	129,500	210,000
Proceeds from equity offering, net	—	454,343	—
Termination of interest rate swap	—	(5,420)	—
Payments of deferred financing and offering costs	—	(1,851)	—
Net cash (used in) provided by financing activities	(10,932)	247,765	182,937
Effect of exchange rate changes on cash and cash equivalents	140	(97)	(497)
Net (decrease) increase in cash and cash equivalents	(31,094)	191,411	24,884
Cash and cash equivalents at beginning of year	257,932	66,521	41,637
Cash and cash equivalents at end of year	$226,838	$257,932	$66,521
Cash paid during the period for:
Interest	$1,046	$10,368	$1,607
Income taxes	$12,939	$7,351	$17,004
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$2,623	$—	$—
Non-cash financing activity	$—	$770	$—
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading technology company serving the aerospace and defense electronics industry, positioned at the intersection of high-tech and defense. Headquartered in Andover, Massachusetts, the Company delivers solutions that power a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. The Company envisions, creates and delivers innovative technology solutions purpose-built to meet our customers’ most-pressing high-tech needs, including those specific to the defense community.
As a leading manufacturer of essential components, modules and subsystems, the Company sells to defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. The Company has built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that it believes meets and exceeds the performance needs of its defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, in some cases, the processing from Mercury, with their platform. The Company's products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
The Company's transformational business model accelerates the process of making new technology profoundly more accessible to its customers by bridging the gap between commercial technology and aerospace and defense applications. The Company's long-standing deep relationships with leading high-tech companies, coupled with the Company's high level of research and development (“R&D”) investments and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model.
The Company's capabilities, technology and R&D investment strategy combine to differentiate Mercury in its industry. The Company's technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies, subsystems and custom microelectronics. The Company maintains our technological edge by investing in critical capabilities and intellectual property (“IP” or “building blocks”) in processing and RF, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as artificial intelligence (“AI”).
The Company's mission critical solutions are deployed by its customers for a variety of applications including command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”), electronic intelligence, avionics, electro-optical/infrared (“EO/IR”), electronic warfare, weapons and missile defense, hypersonics and radar.
On September 23, 2019, the Company acquired American Panel Corporation (“APC”) on a cash-free, debt-free basis for a total purchase price of $100,000, prior to net working capital and net debt adjustments. Based in Alpharetta, Georgia, APC is a leading innovator in large area display technology for the aerospace and defense market. APC's capabilities are deployed on a wide range of next-generation platforms.
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
For further details on the acquisitions, see Note C to the consolidated financial statements.
B.Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
BASIS OF PRESENTATION
Effective July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to fiscal 2020 are to the 53-week period from July 1, 2019 to July 3, 2020. All references to fiscal 2019 and 2018 are to the 52-week periods from July 1, 2018 to June 30, 2019 and July 1, 2017 to June 30, 2018, respectively. There have been no reclassifications of prior comparable periods due to this change.
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
BUSINESS COMBINATIONS
The Company utilizes the acquisition method of accounting under ASC 805, Business Combinations, (“ASC 805”), for all transactions and events in which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and in establishing the acquisition date fair value as of the measurement date for all assets and liabilities assumed. The Company also utilizes ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. Other estimates include:
•estimated step-ups for fixed assets and inventory;
•estimated fair values of intangible assets; and
•estimated income tax assets and liabilities assumed from the acquiree.
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
Finance leases are not material to the Company's consolidated financial statements and the Company is not a lessor in any material lease arrangements. There are no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees in the Company's lease arrangements. Operating leases are included in Operating lease right-of-use assets, Accrued expenses, and Operating lease liabilities in the Company's Consolidated Balance Sheets. The standard had no impact on the Company's Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note J to the consolidated financial statements for more information regarding the adoption of this standard.
REVENUE RECOGNITION
The Company recognizes revenue in accordance with the five step model set forth by ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which involves identification of the contract(s), identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations, and revenue recognition as the performance obligations are satisfied.
During step one of the five step model, the Company considers whether contracts should be combined or segmented, and based on this assessment, the Company combines closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, the Company may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The conclusion to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period.
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
The Company is a leader in making trusted, secure mission-critical technologies profoundly more accessible to aerospace and defense. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components; (ii) modules and sub-assemblies; and (iii) integrated subsystems. The Company also generates revenues from the performance of services, including systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 73%, 77% and 79% of revenues in the fiscal years ended July 3, 2020, June 30, 2019 and 2018, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon shipment (for goods) or completion (for services).
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
For long-term contracts, the Company typically leverages the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include: the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimburseable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
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
Total revenue recognized under long-term contracts over time was 27%, 23% and 21% of revenues in the fiscal years ended July 3, 2020, June 30, 2019 and 2018, respectively.
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
COSTS TO OBTAIN AND FULFILL A CONTRACT
The Company expenses sales commissions as incurred for contracts where the amortization period would have been one year or less. The Company has not deferred sales commissions for contracts where the amortization period is greater than one year because such amounts that would qualify for deferral are not significant.
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
The contract asset balances were $90,289 and $57,387 as of July 3, 2020 and June 30, 2019, respectively. The contract asset balance increased due to growth in revenue recognized under long-term contracts over time during the fiscal year ended

July 3, 2020. The contract liability balances were $19,892 and $12,362 as July 3, 2020 and June 30, 2019, respectively. The contract liability increased due to a higher volume of contracts with milestone and progress payments.
Revenue recognized during fiscal 2020 that was included in the contract liability balance at June 30, 2019 was $10,216.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of July 3, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $280,346. The Company expects to recognize approximately 73% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. As of July 3, 2020 and June 30, 2019, the Company had $226,838 and $257,932, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. As of July 3, 2020, five customers accounted for 52% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. As of June 30, 2019, five customers accounted for 56% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be fully collected. The allowance is based on the assessment of the following factors; customer creditworthiness, historical payment experience, age of outstanding receivables and any applicable collateral.
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
SEGMENT INFORMATION
The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The

Company manages its business on the basis of one reportable segment, as a leader in making trusted, secure mission-critical technologies profoundly more accessible to aerospace and defense.
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
LONG-LIVED ASSETS
Long-lived assets primarily include property and equipment, intangible assets and ROU assets. The Company regularly evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2020, 2019 and 2018, the Company capitalized $905, $749 and $733 of software development costs, respectively.
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

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Beginning balance	$1,870	$1,336	$1,691
Warranty assumed from APC	739	—	—
Warranty assumed from Germane	—	169	—
Warranty assumed from Themis	—	—	117
Accruals for warranties issued during the period	2,839	2,274	1,318
Settlements made during the period	(1,613)	(1,909)	(1,790)
Ending balance	$3,835	$1,870	$1,336
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development costs are primarily made up of labor charges and prototype material and development expenses.
STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. Stock-based compensation expense for the Company’s performance-based restricted stock awards is amortized over the requisite service period using graded vesting. The Company’s other restricted stock awards recognize expense over the requisite service period on a straight-line basis. The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options.
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
Basic and diluted weighted average shares outstanding were as follows:

	Fiscal Years
	2020	2019	2018
Basic weighted-average shares outstanding	54,546	47,831	46,719
Effect of dilutive equity instruments	569	669	752
Diluted weighted-average shares outstanding	55,115	48,500	47,471
Equity instruments to purchase 8, 32 and 329 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended July 3, 2020, June 30, 2019 and 2018, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) includes foreign currency translation adjustments and pension benefit plan adjustments. The components of AOCI included $174, $(232) and $(137) of foreign currency translation adjustments for the fiscal years ended July 3, 2020, June 30, 2019 and 2018, respectively. In addition, pension benefit plan adjustments totaled $(1,768), $(2,350) and $354 for the fiscal years ended July 3, 2020, June 30, 2019 and 2018 respectively.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in this ASU will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. For public business entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect that ASU 2019-12 will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2019, the Company adopted ASC 842, Leases, which requires lessees to recognize a ROU asset and lease liability for most lease arrangements. This ASU supersedes existing lease guidance, including ASC 840, Leases (Topic 840). The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. This ASU, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. The Company adopted ASC 842 using the optional transition method and, as a result, did not recast prior period consolidated financial statements. All prior period amounts and disclosures remain presented under ASC 840. The Company elected the package of practical expedients which allows the Company to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. The Company also elected the hindsight practical expedient, permitting the use of hindsight when determining the lease term and assessing impairment of ROU assets. Adoption of the new standard resulted in additional lease assets and lease liabilities on the Consolidated Balance Sheets with no cumulative impact to retained earnings and did not have a material impact on our Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows.
C.Acquisitions
AMERICAN PANEL CORPORATION ACQUISITION
On September 23, 2019, the Company acquired American Panel Corporation. Based in Alpharetta, Georgia, APC is a leading innovator in large area display technology for the aerospace and defense market. APC's capabilities are deployed on a wide range of next-generation platforms. The Company acquired APC for an all cash purchase price of $100,000, prior to net working capital and net debt adjustments. The Company funded the acquisition with cash on hand.

The following table presents the net purchase price and the fair values of the assets and liabilities of APC on a preliminary basis:

Consideration transferred
Cash paid at closing	$100,826
Working capital and net debt adjustment	(5,952)
Liabilities assumed	2,454
Less cash acquired	(826)
Net purchase price	$96,502

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$826
Accounts receivable	3,726
Inventory	11,271
Fixed assets	690
Other current and non-current assets	3,494
Accounts payable	(1,554)
Accrued expenses	(1,252)
Other current and non-current liabilities	(5,749)
Estimated fair value of net tangible assets acquired	11,452
Estimated fair value of identifiable intangible assets	33,200
Estimated goodwill	52,676
Estimated fair value of net assets acquired	97,328
Less cash acquired	(826)
Net purchase price	$96,502
The amounts above represent the preliminary fair value estimates as of July 3, 2020 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $20,600 with a useful life of 11 years, completed technology of $10,400 with a useful life of 11 years and backlog of $2,200 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $52,676 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Sensor and Mission Processing (“SMP”) reporting unit. Since APC was a qualified subchapter S subsidiary, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of July 3, 2020, the Company had $51,553 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to APC because such information is not material to the Company's financial results.
The revenues and income before income taxes from APC included in the Company's consolidated results for fiscal year ended July 3, 2020 were $27,383 and $3,309, respectively. The APC results include expenses resulting from purchase accounting, which include amortization of intangible assets and inventory step-up.
THE ATHENA GROUP ACQUISITION
On April 18, 2019, the Company acquired The Athena Group, Inc., a privately-held company based in Gainesville, Florida and a leading provider of cryptographic and countermeasure IP vital to securing defense computing systems. The Company acquired Athena for an all cash purchase price of $34,000, prior to net working capital and net debt adjustments, which was funded through the revolving credit facility (“the Revolver”).

The following table presents the net purchase price and the fair values of the assets and liabilities of Athena:

Amounts
Consideration transferred
Cash paid at closing	$34,049
Working capital and net debt adjustment	(446)
Less cash acquired	(49)
Net purchase price	$33,554

Fair value of tangible assets acquired and liabilities assumed
Cash	$49
Accounts receivable	726
Fixed assets	74
Other current and non-current assets	398
Accounts payable	(48)
Accrued expenses	(520)
Other current and non-current liabilities	(600)
Deferred tax liability	(5,183)
Fair value of net tangible liabilities acquired	(5,104)
Fair value of identifiable intangible assets	23,700
Goodwill	15,007
Fair value of net assets acquired	33,603
Less cash acquired	(49)
Net purchase price	$33,554
On April 18, 2020, the measurement period for Athena expired. The identifiable intangible assets include completed technology of $23,700 with a useful life of 11 years.
The goodwill of $15,007 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mercury Defense Systems (“MDS”) reporting unit.
SYNTONIC MICROWAVE LLC ACQUISITION
On April 18, 2019, the Company acquired Syntonic Microwave LLC, a privately held company based in Campbell, California and a leading provider of advanced synthesizers, wideband phase coherent tuners and microwave converters optimized for signals intelligence and electronic intelligence applications demanding frequency coverage up to 40 GHz with 2 GHz instantaneous bandwidth. The Company acquired Syntonic for an all cash purchase price of $12,000, prior to net working capital and net debt adjustments, which was funded through the Revolver.

The following table presents the net purchase price and the fair values of the assets and liabilities of Syntonic:

Amounts
Consideration transferred
Cash paid at closing	$13,118
Less cash acquired	(1,118)
Net purchase price	$12,000

Fair value of tangible assets acquired and liabilities assumed
Cash	$1,118
Accounts receivable	281
Inventory	482
Fixed assets	31
Other current and non-current assets	6
Accounts payable	(71)
Accrued expenses	(61)
Fair value of net tangible assets acquired	1,786
Fair value of identifiable intangible assets	7,100
Goodwill	4,232
Fair value of net assets acquired	13,118
Less cash acquired	(1,118)
Net purchase price	$12,000
On April 18, 2020, the measurement period for Syntonic expired. The identifiable intangible assets include customer relationships of $4,200 with a useful life of 10 years, completed technology of $2,500 with a useful life of nine years and backlog of $400 with a useful life of one year.
The goodwill of $4,232 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Advanced Microelectronic Solutions (“AMS”) reporting unit. Since Syntonic was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of July 3, 2020, the Company had $2,986 of goodwill deductible for tax purposes.
GECO AVIONICS AQUISITION
On January 29, 2019, the Company announced that it had acquired GECO Avionics, LLC, a privately held company in Mesa, Arizona, with over twenty years of experience designing and manufacturing affordable safety-critical avionics and mission computing solutions. The Company acquired GECO for an all cash purchase price of $36,500, which was funded through the Revolver.

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
The goodwill of $21,023 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the SMP reporting unit. Since GECO was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of July 3, 2020, the Company had $19,766 of goodwill deductible for tax purposes.
GERMANE SYSTEMS ACQUISITION
On July 31, 2018, the Company announced that it had entered into a membership interest purchase agreement (the "Purchase Agreement") and acquired Germane Systems, LC pursuant to the terms of the Purchase Agreement.
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
The goodwill of $23,558 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the MDS reporting unit. Since Germane was a limited liability company, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of July 3, 2020, the Company had $20,555 of goodwill deductible for tax purposes.
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at July 3, 2020:

	Fair Value Measurements
	July 3, 2020	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$10,006	$—	$10,006	$—
U.S. equity securities	2,007	2,007	—	—
Total	$12,013	$2,007	$10,006	$—

During the fiscal year ended July 3, 2020, the Company received gross proceeds and recorded a gain on a cost-method investment of $4,310 and $3,810, respectively. The Company's cost-method investment did not have a readily determinable fair value and was recorded at cost within Other non-current assets in the Consolidated Balance Sheet prior to its sale.
The Company also recorded a gain on the change in fair value of a cost-method investment of $2,007. The change in fair value of these U.S equity securities was the result of an observable price change during the fourth quarter of fiscal 2020. Its fair value is based on a quoted price of identical instruments in an active market and is included within Prepaid expenses and other current assets on the Consolidated Balance Sheet as of July 3, 2020.
The gain on investments were included within Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended July 3, 2020.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2019:

	Fair Value Measurements
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$31,522	$—	$31,522	$—
Total	$31,522	$—	$31,522	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company terminated its interest rate swap during the fourth quarter of fiscal 2019 in conjunction with the net proceeds generated by the follow-on equity offering. As such, the Company had no interest rate swaps as of July 3, 2020 and June 30, 2019.
E.Inventory
Inventory was comprised of the following:

	As of
	July 3, 2020	June 30, 2019
Raw materials	$111,225	$84,561
Work in process	49,647	38,525
Finished goods	17,221	14,026
Total	$178,093	$137,112
The $40,981 increase in inventory was due to an increase in overall demand, especially for larger, more complex sub-assemblies and integrated sub-systems, advanced purchases intended to mitigate potential disruptions to the supply chain resulting from the COVID pandemic and the acquisition of APC.
F.Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	As of
		July 3, 2020	June 30, 2019
Computer equipment and software	3-4	$85,705	$78,195
Furniture and fixtures	5	5,993	5,330
Leasehold improvements	lesser of estimated useful life or lease term	36,874	25,646
Machinery and equipment	5-10	90,970	63,792
		219,542	172,963
Less: accumulated depreciation		(131,805)	(112,962)
		$87,737	$60,001
The $27,736 increase in property and equipment was primarily due to current year additions and property and equipment associated with improvements to the Company's facilities, including the expansion of its trusted custom microelectronics business and the acquisition of APC. These increases were partially offset by depreciation expense. During fiscal 2020 and 2019, the Company retired $64 and $3,980, respectively, of computer equipment and software, furniture, and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.

Depreciation expense related to property and equipment for the fiscal years ended July 3, 2020, June 30, 2019 and 2018 was $18,770, $18,478 and $16,273, respectively.
G.Goodwill
        The following table sets forth the changes in the carrying amount of goodwill by reporting unit for the year ended July 3, 2020:

Total
Balance at June 30, 2019	$562,146
Goodwill adjustment for the Germane acquisition	447
Goodwill adjustment for the GECO acquisition	(200)
Goodwill adjustment for the Athena acquisition	(993)
Goodwill arising from the APC acquisition	52,676
Balance at July 3, 2020	$614,076
As defined by ASC 350, goodwill is tested for impairment on an interim basis at the occurrence of certain triggering events or at a minimum on an annual basis. In fiscal 2020, there were no triggering events, which required an interim goodwill impairment test. The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2020 with no impairment noted.
H.Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
July 3, 2020
Customer relationships	$181,960	$(48,450)	$133,510	11.4 years
Licensing agreements and patents	1,505	(1,404)	101	3.5 years
Completed technologies	107,992	(34,522)	73,470	9.2 years
Backlog	3,200	(1,533)	1,667	2.0 years
	$294,657	$(85,909)	$208,748
June 30, 2019
Customer relationships	$167,460	$(38,308)	$129,152	11.4 years
Licensing agreements and patents	1,505	(1,022)	483	3.5 years
Completed technologies	97,592	(22,246)	75,346	9.0 years
Backlog	1,610	(467)	1,143	1.6 years
	$268,167	$(62,043)	$206,124
Estimated future amortization expense for intangible assets remaining at July 3, 2020 is as follows:

Fiscal Year	Totals
2021	$30,326
2022	29,114
2023	26,857
2024	23,614
2025	22,034
Thereafter	76,803
Total future amortization expense	$208,748

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the APC acquisition. These assets are included in the Company's gross and net carrying amounts as of July 3, 2020.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$20,600	$(1,405)	$19,195	11.0 years
Completed technologies	10,400	(709)	9,691	11.0 years
Backlog	2,200	(825)	1,375	2.0 years
	$33,200	$(2,939)	$30,261

I.Restructuring
Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. During fiscal 2020, the Company incurred $1,805 of net restructuring and other charges primarily related to severance costs associated with the elimination of 20 positions, predominantly in SG&A and R&D functions.
During fiscal 2019, the Company incurred $560 of net restructuring and other charges primarily related to severance costs associated with the acquired Germane business.
During fiscal 2018, the Company incurred $3,159 related to the elimination of 38 positions predominantly in R&D and operations functions as well as executive severance.
All of the restructuring and other charges are classified as operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of expenses for the Company’s restructuring plans:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2018	$1,801	$—	$1,801
Restructuring charges	549	80	629
Cash paid	(2,333)	(24)	(2,357)
Reversals (*)	(13)	(56)	(69)
Restructuring liability at June 30, 2019	4	—	4
Restructuring charges	1,730	75	1,805
Cash paid	(1,137)	(75)	(1,212)
Restructuring liability at July 3, 2020	$597	$—	$597
(*) Reversals result from the unused outplacement services and operating costs.
J.Leases
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

SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

As of
July 3, 2020
Operating lease right-of-use assets	$60,613

Accrued expenses(1)	$6,950
Operating lease liabilities	66,981
Total operating lease liabilities	$73,931
        (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.
OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

For the Fiscal Year Ended
July 3, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6,929
Right-of-use assets obtained in exchange for new lease liabilities	$19,942
Weighted average remaining lease term	9.3 years
Weighted average discount rate	4.91%
MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of July 3, 2020 were as follows:

Fiscal Year	Totals
2021	$9,572
2022	10,741
2023	10,272
2024	9,333
2025	9,356
Thereafter	44,763
Total lease payments	94,037
Less: imputed interest	(20,106)
Present value of operating lease liabilities	$73,931

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, future minimum lease payments for non-cancelable operating leases were as follows:

Fiscal Year	Totals
2020	$10,205
2021	8,949
2022	8,280
2023	7,414
2024	6,496
Thereafter	28,286
Total minimum lease payments	$69,630
During fiscal 2020 and 2019, the Company recognized operating lease expense of $10,029 and $8,710, respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at July 3, 2020.

K.Income Taxes
The components of income before income taxes and income tax expense were as follows:

	Fiscal Years
	2020	2019	2018
Income before income taxes:
United States	$93,388	$57,281	$43,368
Foreign	545	2,246	(795)
	$93,933	$59,527	$42,573
Tax provision (benefit):
Federal:
Current	$8,442	$11,454	$4,470
Deferred	(1,077)	(3,008)	(4,527)
	7,365	8,446	(57)
State:
Current	3,407	5,194	2,370
Deferred	(2,327)	(1,421)	(537)
	1,080	3,773	1,833
Foreign:
Current	475	546	186
Deferred	(699)	(13)	(272)
	(224)	533	(86)
	$8,221	$12,752	$1,690
The following is the reconciliation between the statutory Federal income tax rate and the Company’s effective income tax rate:

	Fiscal Years
	2020	2019	2018
Tax provision at federal statutory rates	21.0%	21.0%	28.0%
State income tax, net of federal tax benefit	6.1	5.9	5.6
Research and development tax credits	(11.9)	(4.5)	(5.1)
Provision to return	(3.1)	—	—
Excess tax benefits related to stock compensation	(7.7)	(4.5)	(18.5)
Domestic manufacturing deduction	—	—	(2.0)
Deemed repatriation of foreign earnings	—	—	1.9
Foreign income tax rate differential	0.1	0.1	0.3
Non-deductible compensation	2.6	2.0	1.7
Acquisition costs	—	0.1	1.4
Reserves for unrecognized income tax benefits	3.0	0.3	0.3
Tax rate changes	(0.5)	—	(2.3)
Impacts related to acquired tax attributes	—	—	(8.7)
Other	(0.8)	1.0	1.4
	8.8%	21.4%	4.0%
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
The Tax Act also includes provisions that increase the Company’s tax expense including, but not limited to, the elimination of the domestic manufacturing deduction and increased limitations on deductions for executive compensation. In addition, the effective tax rate may be materially different than the statutory Federal tax rate due to state taxes, Federal research and development tax credits, excess tax benefits related to stock compensation, reserves for unrecognized income tax benefits, and other book to tax permanent differences.
The effective tax rate for fiscal 2020 and 2019 differed from the Federal statutory rate primarily due to benefits related to research and development tax credits and excess tax benefits related to stock compensation, partially offset by additional tax expense related to state taxes and non-deductible compensation. During fiscal 2020 and 2019, the Company recognized a tax benefit of $7,259 and $2,672 related to excess tax benefits on stock compensation, respectively. The Company also recognized a tax benefit of $6,325 and a tax reserve of $2,240, related to research and development tax credits claimed on prior year federal and state tax returns and other favorable provision to return adjustments of $2,917.
The components of the Company’s net deferred tax liabilities were as follows:

	As of
	July 3, 2020	June 30, 2019
Deferred tax assets:
Inventory valuation and receivable allowances	$12,066	$10,313
Accrued compensation	5,941	4,644
Stock compensation	5,062	4,595
Federal and state tax credit carryforwards	11,782	15,510
Other accruals	1,086	1,128
Deferred compensation	930	1,561
Acquired net operating loss carryforward	425	721
Operating lease liabilities	20,035	—
Capital loss carryforwards	—	2,354
Other	1,876	2,258
	59,203	43,084
Valuation allowance	(11,264)	(16,666)
Total deferred tax assets	47,939	26,418
Deferred tax liabilities:
Prepaid expenses	(1,111)	(848)
Property and equipment	(10,668)	(4,927)
Intangible assets	(33,007)	(38,399)
Operating lease right-of-use assets	(16,426)	—
Other	(616)	(58)
Total deferred tax liabilities	(61,828)	(44,232)
Net deferred tax liabilities	$(13,889)	$(17,814)

As reported:
Deferred tax liabilities	$(13,889)	$(17,814)
	$(13,889)	$(17,814)
At July 3, 2020, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past and recent operating performance and results, future taxable income including the reversal of existing deferred tax liabilities, and tax planning strategies. The Company continues to conclude that its deferred tax assets are more likely than not to be realized with the exception of certain state research and development tax credits, which management continues to believe that it is not more likely than not to be realized. The change in valuation allowance is primarily related to the expiration of capital loss carryforwards that had a full valuation allowance. Any future changes in the valuation allowance will impact income tax expense.
The Company has state research and development tax credit carryforwards of $14,884, which will expire starting in fiscal year 2021 through fiscal year 2034.

The Company is subject to taxation in the U.S. (Federal and state) and various foreign jurisdictions that it operates in. The Company has established reserves to provide for additional income taxes that management believes will more likely than not be due in future years as these previously filed tax returns are audited. These reserves have been established based upon management’s assessment as to the potential exposures. All tax reserves are analyzed quarterly and adjustments are made as events occur and warrant modification.
During the period ended July 3, 2020, the Company filed amended Federal and state tax returns primarily relating to the research and development tax credits. As part of the study, the Company adjusted the reserve previously recorded on the research and development tax credits claimed.
The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Fiscal Years
	2020	2019
Unrecognized tax benefits, beginning of period	$1,273	$998
Increases for tax positions taken related to a prior period	2,146	—
Increases for tax positions taken during the current period	854	275
Decreases for tax positions taken related to a prior period	—	—
Decreases for tax positions taken during current period	—	—
Decreases for settlements of previously recognized positions	—	—
Decreases as a result of a lapse of the applicable statute of limitations	(156)	—
Unrecognized tax benefits, end of period	$4,117	$1,273
The $4,117 of unrecognized tax benefits as of July 3, 2020, if released, would reduce income tax expense. The Company increased its unrecognized income tax benefits primarily due to additional research and development tax credits claimed on prior year Federal and state returns.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The total amount of gross interest and penalties accrued was $175 and $84 as of July 3, 2020 and June 30, 2019, respectively, and the amount of interest and penalties recognized in fiscal 2020, 2019 and 2018 was $91, $101 and $42, respectively.
The Company’s major tax jurisdiction is the U.S. (Federal and state) and the open tax years are fiscal 2016 through 2020.
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
PURCHASE COMMITMENTS
As of July 3, 2020, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $103,548.
OTHER
As part of the Company's strategy for growth, the Company continues to explore acquisitions or strategic alliances. The associated acquisition costs incurred in the form of professional fees and services may be material to the future periods in which they occur, regardless of whether the acquisition is ultimately completed.

The Company may elect from time to time to purchase and subsequently retire shares of common stock in order to settle an individual employees’ tax liability associated with vesting of a restricted stock award or exercise of stock options. These transactions would be treated as a use of cash in financing activities in the Company's Statements of Cash Flows.
M.Debt
Revolving Credit Facilities
On September 28, 2018, the Company amended its Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks to increase and extend the borrowing capacity of the Revolver to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023 (the “Amended Credit Agreement”). The Company evaluated the Amended Credit Agreement under ASC 470, Debt, and determined that the amendment represented a modification of the Credit Agreement. Due to the increase in the borrowing capacity of the Revolver, new costs associated with the amendment and the previous balance of unamortized deferred financing costs totaling $4,369, are being amortized to Other income (expense), net on a straight line basis over the new term of the Revolver. As of July 3, 2020, there were no outstanding borrowings against the Revolver. The Company incurred interest expense from the Revolver of $1,006 and $9,109 for the fiscal years ended July 3, 2020 and June 30, 2019, respectively. There were also outstanding letters of credit of $904 as of July 3, 2020.
Maturity
The Revolver has a five year maturity, which was extended to September 28, 2023.
Interest Rates and Fees
Borrowings under the Revolver bear interest, at the Company’s option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage is set at LIBOR plus a markup pursuant to a pricing grid based on the Company's total net leverage ratio. As of July 3, 2020, the applicable percentage was set at LIBOR plus 1.125% based on the Company's total net leverage ratio.
In addition to interest on the aggregate outstanding principal amounts of any borrowings, the Company will also pay a quarterly commitment fee on the unutilized commitments under the Revolver. The applicable percentage is pursuant to a pricing grid based on the Company's total net leverage ratio. As of July 3, 2020, the stated interest rate for unutilized commitments was 0.20% per annum. The Company will also pay customary letter of credit and agency fees.
Covenants and Events of Default
The Revolver provides for customary negative covenants. The Revolver also requires the Company to comply with certain financial covenants, including a quarterly minimum consolidated cash interest charge ratio test and a quarterly maximum consolidated total net leverage ratio test.
The Revolver also provides for customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Revolver will be entitled to take various actions, including the termination of unutilized commitments, the acceleration of amounts outstanding under the Revolver and all actions permitted to be taken by a secured creditor. As of July 3, 2020, the Company was in compliance with all covenants and conditions under the Revolver.
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
N.Employee Benefit Plans
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
At July 3, 2020, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at July 3, 2020 and 2019 was a net liability of $11,877 and $9,186, respectively, which is recorded in other non-current liabilities on the Consolidated Balance Sheets. The Company recorded a net loss of $1,768 and $2,350 in AOCI during the fiscal years ended July 3, 2020 and June 30, 2019, respectively. Total employer contributions to the Plan were $911 during the year ended July 3, 2020, and the Company's total expected employer contributions to the Plan during fiscal 2021 are $957.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Fiscal Year	Total
2021	$900
2022	1,059
2023	1,401
2024	1,253
2025	1,040
Thereafter (next 5 years)	6,423
Total	$12,076
The following table outlines the components of net periodic benefit cost of the Plan for the fiscal years ended July 3, 2020 and June 30, 2019:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019
Service cost	$1,375	$903
Interest cost	125	156
Expected return on assets	(233)	(183)
Amortization of prior service cost	(63)	(61)
Amortization net of loss	33	—
Net periodic benefit cost	$1,237	$815
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the fiscal years ended July 3, 2020 and June 30, 2019:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019
Discount rate	0.30%	0.50%
Expected rate of return on Plan assets	1.50%	1.50%
Expected inflation	1.20%	1.20%
Rate of compensation increases	1.50%	1.50%
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

The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019
Projected benefit obligation, beginning	$24,274	$18,127
Service cost	1,375	903
Interest cost	125	156
Employee contributions	1,916	3,577
Actuarial loss	2,387	2,859
Benefits paid	(906)	(1,607)
Foreign exchange loss	784	259
Projected benefit obligation at end of year	$29,955	$24,274
The following table presents the change in Plan assets for the periods presented:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019
Fair value of Plan assets, beginning	$15,088	$12,029
Actual return on Plan assets	582	167
Company contributions	911	741
Employee contributions	1,916	3,577
Benefits paid	(906)	(1,607)
Foreign exchange gain	487	181
Fair value of Plan assets at end of year	$18,078	$15,088
The following table presents the Company's reconciliation of funded status for the period presented:

	As of
	July 3, 2020	June 30, 2019
Projected benefit obligation at end of year	$29,955	$24,274
Fair value of plan assets at end of year	18,078	15,088
Funded status	$(11,877)	$(9,186)
The fair value of Plan assets were $18,078 at July 3, 2020. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during the years ended July 3, 2020 or June 30, 2019. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of July 3, 2020, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. During fiscal years 2020, 2019 and 2018, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $5,954, $4,525 and $3,684 during the fiscal years ended July 3, 2020, June 30, 2019, and 2018, respectively.

O.Shareholders’ Equity
PREFERRED STOCK
The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.
SHELF REGISTRATION STATEMENT
On August 28, 2017, the Company filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities, preferred stock, common stock, warrants and units. The Company has an unlimited amount available under the shelf registration statement. Additionally, as part of the shelf registration statement, the Company has entered into an equity distribution agreement, which allows the Company to sell an aggregate of up to $200,000 of its common stock from time to time through its agents.
FOLLOW-ON EQUITY OFFERING
On May 20, 2019 the Company announced the commencement of an underwritten public offering of 5,000 shares of its common stock, par value $0.01, with an over-allotment allocation of an additional 750 shares. On May 23, 2019, the Company announced it upsized the initial 5,000 share public offering to 6,000 shares, with an over-allotment allocation of 900 shares. On May 31, 2019 the Company closed the offering, including the full over-allotment allocation, selling an aggregate of 6,900 shares of common stock at a price to the public of $69.00 for total net proceeds of $454,343.
P.Stock-Based Compensation
STOCK INCENTIVE PLANS
The Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) on July 23, 2018. The 2018 Plan became effective upon the approval of shareholders at the Company’s annual meeting held on October 24, 2018. The aggregate number of shares authorized for issuance under the 2018 Plan is 2,862 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) at the time of shareholder approval of the 2018 Plan. The 2018 Plan replaced the 2005 Plan. On November 6, 2019, an additional 184 shares from the 2005 Plan were rolled into the 2018 Plan as a result of forfeiture, cancellation, or termination (other than by exercise) of previously-made grants under the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant and the options generally have a term of seven years. There were 2,632 shares available for future grant under the 2018 Plan at July 3, 2020.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2020, 2019, and 2018 was 89, 102 and 82, respectively. Shares available for future purchase under the ESPP totaled 29 at July 3, 2020.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 7/3/2020
Outstanding at June 30, 2018	4	$5.52	3.13
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2019	4	$5.52	2.13
Granted	—	$—
Exercised	(1)	$5.52
Cancelled	—	$—
Outstanding at July 3, 2020	3	$5.52	1.12	$208
Vested and expected to vest at July 3, 2020	3	$5.52	1.12	$208
Exercisable at July 3, 2020	3	$5.52	1.12	$208
The intrinsic value of the options exercised during fiscal years 2020, and 2018 was $67 and $1,780, respectively. There were no options exercised during fiscal 2019. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of July 3, 2020, June 30, 2019 and 2018, there was no unrecognized compensation cost related to non-vested options granted under the Company’s stock plans. There were no stock options granted during fiscal years 2020, 2019 or 2018.
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2018:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	1,135	$27.26
Granted	468	52.50
Vested	(478)	51.50
Forfeited	(79)	36.97
Outstanding at June 30, 2019	1,046	$39.62
Granted	522	80.87
Vested	(562)	31.40
Forfeited	(49)	54.96
Outstanding at July 3, 2020	957	$61.59
The total fair value of restricted stock awards vested during fiscal years 2020, 2019, and 2018 was $46,089, $24,596 and $38,344, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of July 3, 2020, there was $44,690 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.4 years from July 3, 2020. As of June 30, 2019, there was $32,886 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.5 years from June 30, 2019.

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718. The Company had $562 and $241 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of July 3, 2020 and June 30, 2019, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019	June 30, 2018
Cost of revenues	$989	$820	$502
Selling, general and administrative	21,688	16,188	14,828
Research and development	3,861	2,414	1,984
Stock-based compensation expense before tax	26,538	19,422	17,314
Income taxes	(6,900)	(5,263)	(5,713)
Stock-based compensation expense, net of income taxes	$19,638	$14,159	$11,601

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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JULY 3, 2020
Net revenues to unaffiliated customers	$744,270	$50,092	$2,248	$—	$796,610
Inter-geographic revenues	4,938	3,067	—	(8,005)	—
Net revenues	$749,208	$53,159	$2,248	$(8,005)	$796,610
Identifiable long-lived assets (1)	$82,588	$5,144	$5	$—	$87,737
YEAR ENDED JUNE 30, 2019
Net revenues to unaffiliated customers	$599,422	$49,332	$5,990	$—	$654,744
Inter-geographic revenues	10,570	1,343	—	(11,913)	—
Net revenues	$609,992	$50,675	$5,990	$(11,913)	$654,744
Identifiable long-lived assets (1)	$54,952	$5,037	$12	$—	$60,001
YEAR ENDED JUNE 30, 2018
Net revenues to unaffiliated customers	$450,218	$35,000	$7,966	$—	$493,184
Inter-geographic revenues	10,650	925	—	(11,575)	—
Net revenues	$460,868	$35,925	$7,966	$(11,575)	$493,184
Identifiable long-lived assets (1)	$47,997	$2,974	$9	$—	$50,980
(1) Identifiable long-lived assets exclude ROU assets, goodwill, and intangible assets.

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
The following table presents the Company's net revenue by end market for the periods presented:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019	June 30, 2018
Domestic (1)	$704,722	$580,935	$410,050
International/Foreign Military Sales (2)	91,888	73,809	83,134
Total Net Revenue	$796,610	$654,744	$493,184
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
The following table presents the Company's net revenue by end application for the periods presented:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019	June 30, 2018
Radar (1)	$233,967	$164,046	$159,737
Electronic Warfare (2)	161,782	128,841	114,801
Other Sensor and Effector (3)	105,175	90,245	48,088
Total Sensor and Effector	500,924	383,132	322,626
C4I (4)	207,000	183,172	87,414
Other (5)	88,686	88,440	83,144
Total Net Revenues	$796,610	$654,744	$493,184
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
        (5) Other products include all component and other sales where the end use is not specified.

The following table presents the Company's net revenue by product grouping for the periods presented:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019	June 30, 2018
Components (1)	$225,292	$184,870	$142,982
Modules and Sub-assemblies (2)	203,432	180,873	194,377
Integrated Subsystems (3)	367,886	289,001	155,825
Total Net Revenues	$796,610	$654,744	$493,184
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
The following table presents the Company's net revenue by platform for the periods presented:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019	June 30, 2018
Airborne (1)	$402,670	$306,412	$242,611
Land (2)	102,956	83,034	41,841
Naval (3)	157,225	136,966	110,620
Other (4)	133,759	128,332	98,112
Total Net Revenues	$796,610	$654,744	$493,184
(1) Airborne platform includes products that relate to personnel, equipment, or pieces of equipment designed for airborne applications
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land
(3) Naval platform includes products that relate to personnel, equipment, or pieces of equipment designed for naval operations
(4) All platforms other than Airborne, Land or Naval.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Fiscal Years Ended
	July 3, 2020	June 30, 2019	June 30, 2018
Raytheon Technologies	16%	20%	19%
Lockheed Martin Corporation	16%	17%	19%
	32%	37%	38%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the years ended July 3, 2020, June 30, 2019 and 2018.
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

2020 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$177,304	$193,913	$208,016	$217,377
Gross margin	$78,400	$88,506	$93,325	$96,613
Income from operations	$17,476	$20,825	$26,342	$26,419
Income before income taxes	$17,229	$20,786	$28,928	$26,990
Income tax (benefit) provision	$(2,018)	$5,110	$5,363	$(234)
Net income	$19,247	$15,676	$23,565	$27,224
Net income per share:
Basic net income per share	$0.35	$0.29	$0.43	$0.50
Diluted net income per share	$0.35	$0.29	$0.43	$0.49

2019 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$144,056	$159,089	$174,636	$176,963
Gross margin	$61,583	$70,887	$73,847	$79,839
Income from operations	$13,810	$19,861	$22,062	$20,851
Income before income taxes	$10,608	$16,866	$19,466	$12,587
Income tax provision (benefit)	$3,129	$4,483	$5,357	$(217)
Net income	$7,479	$12,383	$14,109	$12,804
Net income per share:
Basic net income per share	$0.16	$0.26	$0.30	$0.26
Diluted net income per share	$0.16	$0.26	$0.29	$0.25
Due to the effects of rounding, the sum of the four quarters does not equal the annual total.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
(a)EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of July 3, 2020 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of July 3, 2020 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
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

(c)MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 3, 2020 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that our internal control over financial reporting was effective as of July 3, 2020.  The effectiveness of our internal control over financial reporting as of July 3, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
The audited consolidated financial statements of the Company include the results of the acquired APC business on and after September 23, 2019, as described in Note C to the Consolidated Financial Statements.  Upon consideration of the scope of fiscal 2020, the APC acquisition, and the time constraints under which our management’s assessment would have to be made, management determined that it would not conduct an assessment of APC's internal controls over financial reporting environment as allowable under Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the management’s assessment of internal controls for fiscal year 2020.  However, management is in the process of integrating this entity into the overall internal control over financial reporting environment for fiscal year 2021. The Company’s consolidated financial statements reflect revenues and total assets from the acquired APC business of approximately 3 percent and 7 percent (of which 5 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of and for the year ended July 3, 2020.
(d)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2020 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the APC business into our overall internal control over financial reporting environment.
ITEM 9B.OTHER INFORMATION
None.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the Shareholders Meeting.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our Proxy Statement for the Shareholders Meeting.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our Proxy Statement for the Shareholders Meeting.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our Proxy Statement for the Shareholders Meeting.
PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:
1.Financial statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of July 3, 2020 and June 30, 2019
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended July 3, 2020, June 30, 2019, and June 30, 2018
Consolidated Statements of Shareholders’ Equity for the fiscal years ended July 3, 2020, June 30, 2019, and June 30, 2018
Consolidated Statements of Cash Flows for the years ended July 3, 2020, June 30, 2019, and June 30, 2018
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
II.Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JULY 3, 2020, JUNE 30, 2019, and JUNE 30, 2018
(In thousands)
Allowance for Doubtful Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2020	$1,228	$705	$8	$474	$1,451
2019	$359	$1,223	$264	$90	$1,228
2018	$83	$359	$31	$52	$359
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2020	$16,666	$(842)	$—	$4,560	$11,264
2019	$16,992	$(326)	$—	$—	$16,666
2018	$16,570	$422	$—	$—	$16,992

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 91, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 18, 2020.

MERCURY SYSTEMS, INC.

By	/s/ MICHAEL D. RUPPERT
Michael D. Ruppert EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 18, 2020
Mark Aslett
/S/ MICHAEL D. RUPPERT	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 18, 2020
Michael D. Ruppert
/S/ MICHELLE M. MCCARTHY	Vice President, Chief Accounting Officer (principal accounting officer)	August 18, 2020
Michelle M. McCarthy
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 18, 2020
Vincent Vitto
/S/ JAMES K. BASS	Director	August 18, 2020
James K. Bass
/S/ ORLANDO P. CARVALHO	Director	August 18, 2020
Orlando P. Carvalho
/S/ MICHAEL A. DANIELS	Director	August 18, 2020
Michael A. Daniels
/S/ LISA S. DISBROW	Director	August 18, 2020
Lisa S. Disbrow
/S/ MARY LOUISE KRAKAUER	Director	August 18, 2020
Mary Louise Krakauer
/S/ BARRY R. NEARHOS	Director	August 18, 2020
Barry R. Nearhos
/S/ WILLIAM K. O’BRIEN	Director	August 18, 2020
William K. O’Brien

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.2	Bylaws, amended and restated, effective as of July 28, 2020 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on July 31, 2020
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
4.2†	Description of Registrant's Securities
10.1*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on October 29, 2015)
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
10.9.1*
Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)

10.9.2*
First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)

10.9.3*
Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)

10.9.4*
Third Amendment to Employment Agreement, dated as of August 13, 2019, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.9.4 of the Company's annual report on Form 10-K for the fiscal year ended July 30, 2019)

10.10*
Agreement, dated July 12, 2016, by and between the Company and Christopher C. Cambria (incorporated herein by reference to Exhibit 10.9 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2018)

10.11.1
Credit Agreement, dated May 2, 2016, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on May 2, 2016)

10.11.2
Amendment No. 1 to Credit Agreement, dated June 27, 2017, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 27, 2017)

10.11.3
Amendment No. 3 to Credit Agreement, dated September 28, 2018, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 1, 2018)

10.12
Agreement and Plan of Merger by and among the Company, Thunderbird Merger Sub, Inc., Ceres Systems and the Shareholder Representatives Named Herein Dated as of December 21, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 1, 2018)

10.13*
Letter Agreement, dated August 7, 2014, as amended to date, between Michael D. Ruppert and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 6, 2018)

10.14*
Form of Severance Benefits Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.14 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2019)

21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM NO.	DESCRIPTION OF EXHIBIT
101†	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.