Form 10-Q
period 2020-10-02
MERCURY SYSTEMS INC
filed 2020-11-10
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
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
Shares of Common Stock outstanding as of October 31, 2020 56,003,922 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 2, 2020	July 3, 2020
Assets
Current assets:
Cash and cash equivalents	$239,122	$226,838
Accounts receivable, net of allowance for credit losses of $1,422 and $1,451 at October 2, 2020 and July 3, 2020, respectively	99,069	120,438
Unbilled receivables and costs in excess of billings	108,754	90,289
Inventory	206,044	178,093
Prepaid income taxes	4,760	2,498
Prepaid expenses and other current assets	18,956	16,613
Total current assets	676,705	634,769
Property and equipment, net	94,744	87,737
Goodwill	614,422	614,076
Intangible assets, net	200,830	208,748
Operating lease right-of-use assets	61,980	60,613
Other non-current assets	4,501	4,777
Total assets	$1,653,182	$1,610,720
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,057	$41,877
Accrued expenses	25,123	23,794
Accrued compensation	31,536	41,270
Deferred revenues and customer advances	26,890	18,974
Total current liabilities	146,606	125,915
Deferred income taxes	11,009	13,889
Income taxes payable	4,117	4,117
Operating lease liabilities	68,274	66,981
Other non-current liabilities	15,284	15,034
Total liabilities	245,290	225,936
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 55,044,702 and 54,702,322 shares issued and outstanding at October 2, 2020 and July 3, 2020, respectively	550	547
Additional paid-in capital	1,082,044	1,074,667
Retained earnings	328,253	312,455
Accumulated other comprehensive loss	(2,955)	(2,885)
Total shareholders’ equity	1,407,892	1,384,784
Total liabilities and shareholders’ equity	$1,653,182	$1,610,720

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	First Quarters Ended
	October 2, 2020	September 27, 2019
Net revenues	$205,621	$177,304
Cost of revenues	117,502	98,904
Gross margin	88,119	78,400
Operating expenses:
Selling, general and administrative	32,904	29,970
Research and development	27,417	21,870
Amortization of intangible assets	7,731	7,019
Restructuring and other charges	1,297	648
Acquisition costs and other related expenses	—	1,417
Total operating expenses	69,349	60,924
Income from operations	18,770	17,476
Interest income	72	1,187
Other expense, net	(846)	(1,434)
Income before income taxes	17,996	17,229
Tax provision (benefit)	2,198	(2,018)
Net income	$15,798	$19,247
Basic net earnings per share	$0.29	$0.35
Diluted net earnings per share	$0.29	$0.35

Weighted-average shares outstanding:
Basic	54,883	54,388
Diluted	55,339	55,078

Comprehensive income:
Net income	$15,798	$19,247
Foreign currency translation adjustments	(101)	75
Pension benefit plan, net of tax	31	7
Total other comprehensive (loss) income, net of tax	(70)	82
Total comprehensive income	$15,728	$19,329
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the First Quarter Ended October 2, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 3, 2020	54,702	$547	$1,074,667	$312,455	$(2,885)	$1,384,784
Issuance of common stock under employee stock incentive plans	344	3	(1)	—	—	2
Purchase and retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	7,444	—	—	7,444
Net income	—	—	—	15,798	—	15,798
Other comprehensive loss	—	—	—	—	(70)	(70)
Balance at October 2, 2020	55,045	$550	$1,082,044	$328,253	$(2,955)	$1,407,892

	For the First Quarter Ended September 27, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	54,248	$542	$1,058,745	$226,743	$(1,291)	$1,284,739
Issuance of common stock under employee stock incentive plans	462	5	(2)	—	—	3
Purchase and retirement of common stock	(176)	(2)	(14,560)	—	—	(14,562)
Stock-based compensation	—	—	5,769	—	—	5,769
Net income	—	—	—	19,247	—	19,247
Other comprehensive income	—	—	—	—	82	82
Balance at September 27, 2019	54,534	$545	$1,049,952	$245,990	$(1,209)	$1,295,278

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarters Ended
	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net income	$15,798	$19,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,997	11,381
Stock-based compensation expense	7,184	5,659
(Benefit) provision for deferred income taxes	(2,921)	238
Other non-cash items	268	548
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	3,496	2,230
Inventory	(27,768)	298
Prepaid income taxes	(2,268)	(3,087)
Prepaid expenses and other current assets	(2,268)	(877)
Other non-current assets	(1,561)	(64)
Accounts payable, accrued expenses, and accrued compensation	10,803	(6,275)
Deferred revenues and customer advances	7,598	(826)
Income taxes payable	(52)	(2,972)
Other non-current liabilities	1,623	(1,190)
Net cash provided by operating activities	22,929	24,310
Cash flows from investing activities:
Purchases of property and equipment	(10,978)	(9,595)
Acquisition of business, net of cash acquired	—	(96,502)
Net cash used in investing activities	(10,978)	(106,097)
Cash flows from financing activities:
Proceeds from employee stock plans	2	3
Purchase and retirement of common stock	(66)	(14,562)
Net cash used in financing activities	(64)	(14,559)
Effect of exchange rate changes on cash and cash equivalents	397	(287)
Net increase (decrease) in cash and cash equivalents	12,284	(96,633)
Cash and cash equivalents at beginning of period	226,838	257,932
Cash and cash equivalents at end of period	$239,122	$161,299
Cash paid during the period for:
Interest	$—	$—
Income taxes	$6,950	$3,647
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$1,369	$—
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Headquartered in Andover, Massachusetts, the Company delivers solutions that power a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. The Company envisions, creates and delivers innovative technology solutions purpose-built to meet its customers’ most-pressing high-tech needs, including those specific to the defense community.
As a leading manufacturer of essential components, modules and subsystems, the Company sells to defense prime contractors, the U.S. government and original equipment manufacturer (“OEM”) commercial aerospace companies. The Company has built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that it believes meets and exceeds the performance needs of its defense and commercial customers. Customers add their own applications and algorithms to the Company's specialized, secure and innovative pre-integrated solutions. This allows them to complete their full system by integrating with their platform the sensor technology and, in some cases, the processing from Mercury. The Company's products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
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
The Company's capabilities, technology and R&D investment strategy combine to differentiate Mercury in its industry. The Company's technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, radio frequency (“RF”) components, multi-function assemblies, subsystems and custom microelectronics. The Company maintains its technological edge by investing in critical capabilities and intellectual property in processing and RF, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as artificial intelligence.
The Company's mission critical solutions are deployed by its customers for a variety of applications including command, control, communications, computers, intelligence, surveillance and reconnaissance, electronic intelligence, avionics, electro-optical/infrared, electronic warfare, weapons and missile defense, hypersonics and radar.
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 3, 2020 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 18, 2020. The results for the first quarter are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

All references to the first quarter of fiscal 2021 are to the quarter ended October 2, 2020. There were 13-weeks during the first quarters ended October 2, 2020 and September 27, 2019, respectively.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in Accumulated other comprehensive loss (“AOCL”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Income and were immaterial for all periods presented.
REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”). Mercury is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components; (ii) modules and sub-assemblies; and (iii) integrated subsystems. The Company also generates revenues from the performance of services, including systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 64% and 73% of revenues for the first quarters ended October 2, 2020 and September 27, 2019, respectively.
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
Total revenue recognized under long-term contracts over time was 36% and 27% of total revenues for the first quarters ended October 2, 2020 and September 27, 2019, respectively.
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

ACCOUNTS RECEIVABLE
Accounts receivable, net, represents amounts that have been billed and are currently due from customers. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended as necessary. The allowance is based upon an assessment of the customers’ credit worthiness, reasonable forecasts about the future, history with the customer, and the age of the receivable balance. The Company typically invoices a customer upon shipment of the product (or completion of a service) for contracts where revenue is recognized at a point in time. For contracts where revenue is recognized over time, the invoicing events are typically based on specified performance obligation deliverables or milestone events, or quantifiable measures of performance.
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
The contract asset balances were $108,754 and $90,289 as of October 2, 2020 and July 3, 2020, respectively. The contract asset balance increased due to growth in revenue recognized and timing of billable events under long-term contracts over time during the first quarter ended October 2, 2020. The contract liability balances were $27,655 and $19,892 as of October 2, 2020 and July 3, 2020, respectively. The increase was due to a greater number of long-term contracts with advanced billings across multiple programs.
Revenue recognized for the first quarter ended October 2, 2020 that was included in the contract liability balance at July 3, 2020 was $9,030. Revenue recognized for the first quarter ended September 27, 2019 that was included in the contract liability balance at June 30, 2019 was $5,376.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of October 2, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $287,526. The Company expects to recognize approximately 72% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	First Quarters Ended
	October 2, 2020	September 27, 2019
Basic weighted-average shares outstanding	54,883	54,388
Effect of dilutive equity instruments	456	690
Diluted weighted-average shares outstanding	55,339	55,078
Equity instruments to purchase 203 and 154 shares of common stock were not included in the calculation of diluted net earnings per share for the first quarters ended October 2, 2020 and September 27, 2019, respectively, because the equity instruments were anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and add guidance as to whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect that ASU 2019-12 will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 4, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. This ASU requires an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. The Company will rely on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and will exercise judgment in determining the relevant information and estimation methods that are appropriate in measurement of the credit losses. This adoption did not have a material impact to the Company's consolidated financial statements or related disclosures.
Effective July 4, 2020 the Company adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit, the Step 2 test, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. This adoption did not have an impact on the Company's consolidated financial statements or related disclosures.
Effective July 4, 2020 the Company adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), an amendment of the FASB Accounting Standards Codification. The ASU provides guidance to determine whether to capitalize implementation costs of a cloud computing arrangement that is a service contract or expense as incurred. Costs of arrangements that do not include a software license should be accounted for as a service contract and expensed as incurred. This adoption did not have an impact to the Company's consolidated financial statements or related disclosures.

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
The following table presents the net purchase price and the fair values of the assets and liabilities of APC:

Amounts
Consideration transferred
Cash paid at closing	$100,826
Working capital and net debt adjustment	(5,952)
Liabilities assumed	2,454
Less cash acquired	(826)
Net purchase price	$96,502

Fair value of tangible assets acquired and liabilities assumed
Cash	$826
Accounts receivable	3,726
Inventory	11,233
Fixed assets	690
Other current and non-current assets	3,494
Accounts payable	(1,554)
Accrued expenses	(1,457)
Other current and non-current liabilities	(5,852)
Fair value of net tangible assets acquired	11,106
Fair value of identifiable intangible assets	33,200
Goodwill	53,022
Fair value of net assets acquired	97,328
Less cash acquired	(826)
Net purchase price	$96,502
On September 23, 2020, the measurement period for APC expired. The identifiable intangible assets include customer relationships of $20,600 with a useful life of 11 years, completed technology of $10,400 with a useful life of 11 years and backlog of $2,200 with a useful life of two years.
The goodwill of $53,022 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mission reporting unit. Since APC was a qualified subchapter S subsidiary, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of October 2, 2020, the Company had $50,649 of goodwill deductible for tax purposes.
D.Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at October 2, 2020:

	Fair Value Measurements
	October 2, 2020	Level 1	Level 2	Level 3
Assets:
U.S. equity securities	$1,964	$1,964	$—	$—
Total	$1,964	$1,964	$—	$—

The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The Company recorded a loss on the change in fair value of a cost-method investment of $43. The change in fair value of these U.S. equity securities was the result of an observable price change during the first quarter ended October 2, 2020. Its fair value is based on a quoted price of identical instruments in an active market and is included within Prepaid expenses and other current assets on the Consolidated Balance Sheet as of October 2, 2020. The loss on investments were included within Other expense, net in the Consolidated Statements of Operations and Comprehensive Income for the first quarter ended October 2, 2020.
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

	October 2, 2020	July 3, 2020
Raw materials	$124,628	$111,225
Work in process	57,066	49,647
Finished goods	24,350	17,221
Total	$206,044	$178,093

The $27,951 increase in inventory was due to an increase in overall demand, especially for larger, more complex integrated subsystems, and advanced purchases intended to mitigate potential disruptions to the supply chain or unforeseen changes in customer behavior resulting from the COVID pandemic.
F.Goodwill
During the first quarter of fiscal 2021, the Company reorganized its internal reporting unit structure to align with the Company's market and brand strategy as well as promote scale as the organization continues to grow.
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across three divisions: Processing, Microelectronics and Mission. Accordingly, these were determined to be the Company's new reporting units.
The internal reorganization and change in reporting units qualified as a triggering event and required goodwill to be tested for impairment. As required by ASC 350, the Company tested goodwill for impairment immediately before and after the reorganization. As a result of these analyses, it was determined that goodwill was not impaired before or after the reorganization.
In the first quarter ended October 2, 2020, the Company assigned goodwill to the new reporting units based on the relative fair value of transferred operations.
The following table sets forth the changes in the carrying amount of goodwill for the first quarter ended October 2, 2020:

Total
Balance at July 3, 2020	$614,076
Goodwill adjustment for the APC acquisition	346
Balance at October 2, 2020	$614,422
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.Restructuring
Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. During the first quarter ended October 2, 2020, the Company incurred net restructuring and other charges of $1,297 primarily related to severance costs associated with the elimination of 19 positions, predominantly in the manufacturing, sales and R&D functions. These charges related to talent shifts and resource redundancy resulting from the internal reorganization the Company completed in August which created better alignment with its market and brand strategy as well as promote scale as the Company continues to grow.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of activity for the Company’s restructuring plans:

Severance & Related
Restructuring liability at July 3, 2020	$597
Restructuring and other charges	1,297
Cash paid	(898)
Restructuring liability at October 2, 2020	$996

H.Income Taxes
The Company recorded an income tax provision of $2,198 and an income tax benefit of $2,018 on income before income taxes of $17,996 and $17,229 for the first quarters ended October 2, 2020 and September 27, 2019, respectively.
During the first quarters ended October 2, 2020 and September 27, 2019, the Company recognized a discrete tax benefit of $2,480 and $6,127, respectively, related to excess tax benefits on stock-based compensation. The Company also recognized a discrete tax benefit of $443 related to foreign tax rate changes during the first quarter ended September 27, 2019.
The effective tax rate for the first quarters ended October 2, 2020 and September 27, 2019 differed from the Federal statutory rate primarily due to Federal and State research and development credits, excess tax benefits related to stock-based compensation, non-deductible compensation and state taxes.
During the first quarter ended October 2, 2020, there were no material changes to the Company's unrecognized tax positions.
I.Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended its Credit Agreement to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line (the “Revolver”), with the maturity extended to September 28, 2023. As of October 2, 2020, the Company's outstanding balance of unamortized deferred financing costs was $4,033, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Income on a straight line basis over the term of the Revolver.
As of October 2, 2020, the Company was in compliance with all covenants and conditions under the Revolver and there were no outstanding borrowings against the Revolver. There were outstanding letters of credit of $904 as of October 2, 2020.
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

The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at October 2, 2020 was a net liability of $12,337, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $31 and $7 in AOCL during the first quarters ended October 2, 2020 and September 27, 2019, respectively. The Company recognized net periodic benefit costs of $413 and $296 associated with the Plan for the first quarters ended October 2, 2020 and September 27, 2019, respectively. The Company's total expected employer contributions to the Plan during fiscal 2021 are $957.
K.Stock-Based Compensation
STOCK INCENTIVE PLANS
The aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 2,862 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) at the time of shareholder approval of the 2018 Plan. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. All stock options are granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 1,698 shares available for future grant under the 2018 Plan at October 2, 2020. On October 28, 2020, the Shareholders of the Company approved 3,000 shares to be added to the 2018 Plan.
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
EMPLOYEE STOCK PURCHASE PLAN
The aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 1,800 shares. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the first quarters ended October 2, 2020 and September 27, 2019, respectively. Shares available for future purchase under the ESPP totaled 29 at October 2, 2020. On October 28, 2020, the Shareholders of the Company approved 500 shares to be added to the ESPP.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since July 3, 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at July 3, 2020	3	$5.52	1.12
Granted	—	—
Exercised	(1)	5.52
Canceled	—	—
Outstanding at October 2, 2020	2	$5.52	0.87

The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 3, 2020:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 3, 2020	957	$61.59
Granted	454	77.26
Vested	(343)	51.02
Forfeited	(9)	61.95
Outstanding at October 2, 2020	1,059	$69.80
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $802 and $542 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended October 2, 2020 and July 3, 2020, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	First Quarters Ended
	October 2, 2020	September 27, 2019
Cost of revenues	$295	$141
Selling, general and administrative	5,676	4,643
Research and development	1,213	875
Stock-based compensation expense before tax	7,184	5,659
Income taxes	(1,868)	(1,471)
Stock-based compensation expense, net of income taxes	$5,316	$4,188

L.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's CODM in deciding how to allocate resources and assess performance. During the first quarter of fiscal 2021, the Company reorganized its internal reporting unit structure to align with the Company's market and brand strategy as well as promote scale as the organization continues to grow. The Company evaluated this reorganization under ASC 280 to determine whether this change has impacted the Company's single operating and reportable segment. The Company concluded this change had no effect given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
FIRST QUARTER ENDED OCTOBER 2, 2020
Net revenues to unaffiliated customers	$195,847	$9,663	$111	$—	$205,621
Inter-geographic revenues	240	344	—	(584)	—
Net revenues	$196,087	$10,007	$111	$(584)	$205,621
FIRST QUARTER ENDED SEPTEMBER 27, 2019
Net revenues to unaffiliated customers	$161,996	$14,440	$868	$—	$177,304
Inter-geographic revenues	972	651	—	(1,623)	—
Net revenues	$162,968	$15,091	$868	$(1,623)	$177,304

The Company offers a broad family of products designed to meet the full range of requirements in compute-intensive, signal processing, image processing and command and control applications. To maintain a competitive advantage, the Company seeks to leverage technology investments across multiple product lines and product solutions.
The Company’s products are typically compute-intensive and require extremely high bandwidth and high throughput. These systems often must also meet significant SWaP constraints for use in aircraft, unmanned aerial vehicles, ships and other platforms and be ruggedized for use in harsh environments. The Company's products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
In recent years, the Company completed a series of acquisitions that changed its technological capabilities, applications and end markets. As these acquisitions and changes occurred, the Company's proportion of revenue derived from the sale of components in different technological areas, and modules, sub-assemblies and integrated subsystems which combine technologies into more complex diverse products has shifted. The following tables present revenue consistent with the Company's strategy of expanding its technological capabilities and program content. As additional information related to the Company’s products by end user, application, product grouping and/or platform is attained, the categorization of these products can vary over time. When this occurs, the Company reclassifies revenue by end user, application, product grouping and/or platform for prior periods. Such reclassifications typically do not materially change the underlying trends of results within each revenue category.
The following table presents the Company's net revenue by end user for the periods presented:

	First Quarters Ended
	October 2, 2020	September 27, 2019
Domestic(1)	$178,743	$157,475
International/Foreign Military Sales(2)	26,878	19,829
Total Net Revenue	$205,621	$177,304
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
The following table presents the Company's net revenue by end application for the periods presented:

	First Quarters Ended
	October 2, 2020	September 27, 2019
Radar(1)	$72,409	$37,919
Electronic Warfare(2)	39,075	36,057
Other Sensor & Effector(3)	23,095	27,890
Total Sensor & Effector	134,579	101,866
C4I(4)	53,781	49,011
Other(5)	17,261	26,427
Total Net Revenue	$205,621	$177,304
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
    (5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	First Quarters Ended
	October 2, 2020	September 27, 2019
Components(1)	$50,296	$53,419
Modules and Sub-assemblies(2)	17,466	35,240
Integrated Subsystems(3)	137,859	88,645
Total Net Revenue	$205,621	$177,304

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
(2) Modules and Sub-assemblies include combinations of multiple functional technology elements and/or components that work together to perform multiple functions but are typically resident on or within a single board or housing. Modules and sub-assemblies may in turn be combined to form an integrated subsystem. Examples of modules and sub-assemblies include, but are not limited to, embedded processing modules, embedded processing boards, switch fabric boards, high speed input/output boards, digital receiver boards, graphics and video processing and Ethernet and IO (input-output) boards, multi-chip modules, integrated radio frequency and microwave multi-function assemblies, tuners and transceivers.
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
The following table presents the Company's net revenue by platform for the periods presented:

	First Quarters Ended
	October 2, 2020	September 27, 2019
Airborne(1)	$89,436	$86,157
Land(2)	37,551	16,310
Naval(3)	46,282	39,710
Other(4)	32,352	35,127
Total Net Revenues	$205,621	$177,304

(1) Airborne platform includes products that relate to personnel, equipment, or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment, or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
October 2, 2020	$89,261	$5,479	$4	$—	$94,744
July 3, 2020	$82,588	$5,144	$5	$—	$87,737
Identifiable long-lived assets exclude ROU assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	First Quarters Ended
	October 2, 2020	September 27, 2019
Raytheon Technologies	23%	13%
Lockheed Martin Corporation	19%	18%
Northrop Grumman Corporation	*	11%
L3Harris Technologies	*	13%
	42%	55%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the first quarters ended October 2, 2020 and September 27, 2019.
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
PURCHASE COMMITMENTS
As of October 2, 2020, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $113,227.
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
N.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, Federal export control or procurement rules and regulations, market acceptance of the Company's products, shortages in components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to interest rate swaps or other cash flow hedging arrangements, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2020. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As a leading manufacturer of essential components, modules and subsystems, we sell to defense prime contractors, the U.S. government and OEM commercial aerospace companies. We have built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that we believe meets and exceeds the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative pre-integrated solutions. This allows them to complete their full system by integrating with their platform the sensor technology and, in some cases, the processing from Mercury. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
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
As of October 2, 2020, we had 1,979 employees. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the first quarter ended October 2, 2020 were $205.6 million, $8.8 million, $15.8 million, $0.29, $0.51, and $42.8 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
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
As we have been designated an “essential business” as a part of the defense industrial base, during the year, our facilities continued to operate while complying with social distancing requirements consistent with Centers for Disease Control and Prevention (“CDC”) guidelines and requirements. We implemented numerous preventive measures to maximize the safety of our facilities, including but not limited to, establishing physical segregation areas, implementing environmental cleaning and disinfection protocols in compliance with CDC guidelines and requirements, temperature and COVID testing at our facilities, and limiting non-essential site visits by internal and external visitors.
We will continue to monitor and assess our response to protect the health, safety and livelihoods of our people.
RESULTS OF OPERATIONS:
Results of operations for the first quarter ended October 2, 2020 includes full period results from the acquisition of American Panel Corporation (“APC”). Results of operations for the first quarter ended September 27, 2019, include only results from the acquisition date for APC. Accordingly, the periods presented below are not directly comparable.

The first quarter ended October 2, 2020 compared to the first quarter ended September 27, 2019
The following table sets forth, for the first quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	October 2, 2020	As a % of Total Net Revenue	September 27, 2019	As a % of Total Net Revenue
Net revenues	$205,621	100.0%	$177,304	100.0%
Cost of revenues	117,502	57.1	98,904	55.8
Gross margin	88,119	42.9	78,400	44.2
Operating expenses:
Selling, general and administrative	32,904	16.0	29,970	16.9
Research and development	27,417	13.3	21,870	12.3
Amortization of intangible assets	7,731	3.8	7,019	4.0
Restructuring and other charges	1,297	0.6	648	0.4
Acquisition costs and other related expenses	—	—	1,417	0.8
Total operating expenses	69,349	33.7	60,924	34.4
Income from operations	18,770	9.1	17,476	9.8
Interest income	72	—	1,187	0.7
Other expense, net	(846)	(0.3)	(1,434)	(0.8)
Income before income taxes	17,996	8.8	17,229	9.7
Tax provision (benefit)	2,198	1.1	(2,018)	(1.2)
Net income	$15,798	7.7%	$19,247	10.9%
REVENUES
Total revenues increased $28.3 million, or 16.0%, to $205.6 million during the first quarter ended October 2, 2020, as compared to $177.3 million during the first quarter ended September 27, 2019 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase was primarily due to $20.4 million of additional organic revenues which were predominantly driven by increased demand for integrated subsystems, across radar, electronic warfare and C4I applications, within land and naval platforms. The increases in demand for integrated subsystems were partially offset by decreases to modules and sub-assemblies and components. The organic revenues increase was driven by a classified radar program, as well as the Patriot, CDS, Galaxie and LTAMDS programs, which were partially offset by decreases in a classified missile program and the CPS program. Total revenues also increased $7.9 million from acquired revenue due to a full period of results for APC, which was acquired on September 23, 2019. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 42.9% for the first quarter ended October 2, 2020, a decrease of 130 basis points from the 44.2% gross margin achieved during the first quarter ended September 27, 2019. The lower gross margin was primarily driven by program mix, higher Customer Funded Research and Development (“CRAD”) and $1.8 million of COVID related expenses. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. Due to the nature of these efforts, they typically carry a lower margin. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. The gross margin decreases were partially offset by operational efficiencies.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $2.9 million, or 9.8%, to $32.9 million during the first quarter ended October 2, 2020, as compared to $30.0 million in the first quarter ended September 27, 2019. The increase was primarily related to additional headcount from organic growth and a full quarter of expenses related to the APC acquisition. Selling, general and administrative expenses decreased as a percentage of revenue to 16.0% for the first quarter ended October 2, 2020 from 16.9% for the first quarter ended September 27, 2019 due to improved operating leverage.

RESEARCH AND DEVELOPMENT
Research and development expenses increased $5.5 million, or 25.4%, to $27.4 million during the first quarter ended October 2, 2020, as compared to $21.9 million during the first quarter ended September 27, 2019. The increase was primarily due to additional headcount from organic growth and a full quarter of expenses related to the APC acquisition. Research and development expenses accounted for 13.3% and 12.3% of our revenues for the first quarters ended October 2, 2020 and September 27, 2019, respectively. The increase as a percentage of revenue during the first quarter ended October 2, 2020 was primarily driven by the continued investment in internal R&D to promote future growth, including new opportunities in avionics, secure processing, radar modernization and our trusted custom microelectronics business.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. Restructuring and other charges were $1.3 million, during the first quarter ended October 2, 2020, as compared to $0.6 million during the first quarter ended September 27, 2019. Restructuring and other charges during the first quarter ended October 2, 2020 primarily related to severance costs associated with the elimination of 19 positions, predominantly in the manufacturing, sales and R&D functions. These charges related to talent shifts and resource redundancy resulting from the internal reorganization we completed in August which created better alignment with our market and brand strategy as well as promote scale as we continue to grow.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
We did not incur any acquisition costs and other related expenses during the first quarter ended October 2, 2020. The first quarter ended September 27, 2019 included $1.4 million of acquisition and other related expenses related to the acquisition of APC. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities, especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income decreased to $0.1 million during the first quarter ended October 2, 2020, as compared to $1.2 million for the first quarter ended September 27, 2019. This was driven by the lower rate earned on cash on hand during the first quarter ended October 2, 2020, as compared to the prior year.
OTHER EXPENSE, NET
Other expense, net decreased to $0.8 million during the first quarter ended October 2, 2020, as compared to $1.4 million for the first quarter ended September 27, 2019. The decrease was primarily driven by foreign currency translation gains of $0.3 million as compared to foreign currency translation losses of $0.3 million during the first quarters ended October 2, 2020 and September 27, 2019, respectively. Both periods include $0.8 million of financing and registration fees.
INCOME TAXES
We recorded an income tax provision of $2.2 million and an income tax benefit of $2.0 million on income before income taxes of $18.0 million and $17.2 million for the first quarters ended October 2, 2020 and September 27, 2019, respectively.
During the first quarters ended October 2, 2020 and September 27, 2019, we recognized a discrete tax benefit of $2.5 million and $6.1 million, respectively, related to excess tax benefits on stock-based compensation. The Company also recognized a discrete tax benefit of $0.5 million related to foreign tax rate changes during the first quarter ended September 27, 2019.
The effective tax rate for the first quarters ended October 2, 2020 and September 27, 2019 differed from the Federal statutory rate primarily due to Federal and State research and development credits, excess tax benefits related to stock-based compensation, non-deductible compensation, and state taxes.
Within the calculation of our annual effective tax rate, we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to continue to invest in improvements to our facilities and internal R&D to promote future growth, including new opportunities in avionics, secure processing, radar modernization and our trusted custom microelectronics. Our facilities improvements include buildouts in Andover, Massachusetts, Cypress, California and Hudson, New Hampshire, along with the ongoing expansion of our trusted custom microelectronics business during fiscal 2021.
Based on our current plans, business conditions, including the COVID pandemic, and essential business status, we believe that existing cash and cash equivalents, our available Revolver, cash generated from operations, and our financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Shelf Registration Statement
On September 14, 2020, we filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from financings under the shelf registration statement for general corporate purposes, which may include the following:
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. As of October 2, 2020, we had no outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
CASH FLOWS

	As of and For the First Quarters Ended,
(In thousands)	October 2, 2020	September 27, 2019
Net cash provided by operating activities	$22,929	$24,310
Net cash used in investing activities	$(10,978)	$(106,097)
Net cash used in financing activities	$(64)	$(14,559)
Net increase (decrease) in cash and cash equivalents	$12,284	$(96,633)
Cash and cash equivalents at end of period	$239,122	$161,299
Our cash and cash equivalents increased by $12.3 million from July 3, 2020 to October 2, 2020, primarily as the result of $22.9 million provided by operating activities, partially offset by $11.0 million invested in purchases of property and equipment.

Operating Activities
During the first quarter ended October 2, 2020, we generated $22.9 million in cash from operating activities, a decrease of $1.4 million, as compared to the first quarter ended September 27, 2019. The decrease was primarily the result of higher inventory purchases intended to mitigate potential disruptions to the supply chain or unforeseen changes in customer behavior resulting from the COVID pandemic and to support growth of the business as well as lower comparable net income. This decrease was partially offset by higher accounts payable, accrued expenses, and accrued compensation, deferred revenues and customer advances.
Investing Activities
During the first quarter ended October 2, 2020, we invested $11.0 million, a decrease of $95.1 million, as compared to the first quarter ended September 27, 2019. The decrease was driven by $96.5 million in cash used for the acquisition of APC during the first quarter ended September 27, 2019. This decrease in cash used in investing activities was partially offset by an additional $1.4 million invested in purchases of property and equipment during first quarter ended October 2, 2020, primarily related to improvements to our facilities.
Financing Activities
During the first quarter ended October 2, 2020, we had $0.1 million in cash used in financing activities, a decrease of $14.5 million, as compared to the first quarter ended September 27, 2019. During the first quarter ended September 27, 2019, we had $14.5 million of additional payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards, as compared to the three months ended October 2, 2020. The decrease in the payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards is due to a change in our incentive stock plan tax withholding methods.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at October 2, 2020:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$113,227	$113,227	$—	$—	$—
Operating leases	95,780	9,800	20,875	19,250	45,855
	$209,007	$123,027	$20,875	$19,250	$45,855
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $113.2 million at October 2, 2020.
We have a liability at October 2, 2020 of $4.1 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	First Quarters Ended
(In thousands)	October 2, 2020	September 27, 2019
Net income	$15,798	$19,247
Other non-operating adjustments, net	(182)	301
Interest income, net	(72)	(1,187)
Income tax provision (benefit)	2,198	(2,018)
Depreciation	5,266	4,362
Amortization of intangible assets	7,731	7,019
Restructuring and other charges	1,297	648
Impairment of long-lived assets	—	—
Acquisition and financing costs	841	2,236
Fair value adjustments from purchase accounting	—	—
Litigation and settlement expense, net	187	313
COVID related expenses	2,319	—
Stock-based and other non-cash compensation expense	7,367	5,776
Adjusted EBITDA	$42,750	$36,697
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
The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	First Quarters Ended
(In thousands, except per share data)	October 2, 2020		September 27, 2019
Net income and diluted earnings per share	$15,798	$0.29	$19,247	$0.35
Other non-operating adjustments, net(1)	(182)		301
Amortization of intangible assets	7,731		7,019
Restructuring and other charges	1,297		648
Impairment of long-lived assets	—		—
Acquisition and financing costs	841		2,236
Fair value adjustments from purchase accounting	—		—
Litigation and settlement expense, net	187		313
COVID related expenses	2,319		—
Stock-based and other non-cash compensation expense	7,367		5,776
Impact to income taxes(2)	(7,024)		(10,925)
Adjusted income and adjusted earnings per share	$28,334	$0.51	$24,615	$0.45

Diluted weighted-average shares outstanding		55,339		55,078
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
(2) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	First Quarters Ended
(In thousands)	October 2, 2020	September 27, 2019
Cash provided by operating activities	$22,929	$24,310
Purchase of property and equipment	(10,978)	(9,595)
Free cash flow	$11,951	$14,715

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure for the first quarters ended October 2, 2020 and September 27, 2019, respectively:

(In thousands)	October 2, 2020	As a % of Total Net Revenue	September 27, 2019	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$196,785	96%	$176,361	99%	$20,424	12%
Acquired revenue	8,836	4%	943	1%	7,893	837%
Total revenues	$205,621	100%	$177,304	100%	$28,317	16%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 3, 2020 to October 2, 2020.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2020. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 2, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired APC business into our overall internal control over financial reporting environment.

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
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020. There have been no changes from the factors disclosed in our 2020 Annual Report on Form 10-K filed on August 18, 2020, although we may disclose changes to such factors from time to time in our future filings with the Securities and Exchange Commission.
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
 +    Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 10, 2020.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer